Form 10-Q
period 1995-08-31
BLOUNT INTERNATIONAL INC
filed 1995-11-20
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                            ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

                                       OR

           { }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 001-11549

                           BLOUNT INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                   Delaware                                 63-0780521
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)
          4520 Executive Park Drive                         36116-1602
             Montgomery, Alabama                            (Zip Code)
   (Address of principal executive offices)

                                 (334) 244-4000
              (Registrant's telephone number, including area code)

                                 Not Applicable

    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes                                     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
      Class of Common Stock                             November 3, 1995
      ---------------------                             -----------------
Class A Common Stock $.01 Par Value                     13,122,867 shares
Class B Common Stock $.01 Par Value                      5,925,825 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        August 31, 1995 and February 28, 1995                3

     Consolidated Statements of Income -
        three months and six months ended
        August 31, 1995 and 1994                             4

     Consolidated Statements of Cash Flows -
        six months ended August 31, 1995 and 1994            5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   11

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    14

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                        August 31,  February 28,
                                                           1995         1995*
                                                        ----------  ------------
                                                              (Unaudited)
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents, including short-term
    investments of $62,285 and $40,266                    $ 65,077     $ 43,390
  Accounts receivable, net of allowances for doubtful
    accounts of $2,753 and $2,611                          110,553      130,774
  Inventories                                               74,927       77,075
  Deferred income taxes                                     25,056       25,068
  Other current assets                                       4,844       16,153
                                                          --------     --------
            Total current assets                           280,457      292,460
Property, plant and equipment, net of accumulated
  depreciation of $151,453 and $145,561                    124,164      134,368
Cost in excess of net assets of acquired businesses, net    67,232       68,762
Other assets                                                23,875       25,202
                                                          --------     --------
Total Assets                                              $495,728     $520,792
                                                          ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt  $  5,648     $  7,791
  Accounts payable                                          42,235       64,880
  Accrued expenses                                          75,779       91,835
  Other current liabilities                                  1,248        4,658
                                                          --------     --------
            Total current liabilities                      124,910      169,164
Long-term debt, exclusive of current maturities             95,245       98,254
Deferred income taxes, exclusive of current portion         19,111       19,214
Other liabilities                                           26,127       26,446
                                                          --------     --------
            Total liabilities                              265,393      313,078
                                                          --------     --------
Commitments and Contingent Liabilities
Shareholders' equity (Note 2):
  Common Stock: par value $.01 per share
    Class A: 13,101,358 and 12,844,179 shares issued           131          128
    Class B, convertible: 5,926,089 and 6,045,636
      shares issued                                             59           60
  Capital in excess of par value of stock                   30,483       28,681
  Retained earnings                                        191,390      170,595
  Accumulated translation adjustment                         8,272        8,250
                                                          --------     --------
            Total shareholders' equity                     230,335      207,714
                                                          --------     --------
Total Liabilities and Shareholders' Equity                $495,728     $520,792
                                                          ========     ========

* Restated.  See Note 2.
The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                   Three months ended       Six months ended
                                       August 31,              August 31,
                                 ----------------------  ----------------------
                                    1995        1994*       1995*       1994*
                                 ----------  ----------  ----------  ----------
                                      (Unaudited)             (Unaudited)
Sales                            $  147,166  $  138,781  $  311,355  $  284,465
Cost of sales                        98,414      91,687     207,551     188,852
                                 ----------  ----------  ----------  ----------
Gross profit                         48,752      47,094     103,804      95,613
Selling, general and
   administrative expenses           30,389      29,387      59,663      59,736
                                 ----------  ----------  ----------  ----------
Income from operations               18,363      17,707      44,141      35,877
Interest expense                     (2,613)     (2,791)     (5,232)     (5,614)
Interest income                       1,094         580       1,764       1,169
Other income, net                     1,003          42         538         630
                                 ----------  ----------  ----------  ----------
Income before income taxes           17,847      15,538      41,211      32,062
Provision for income taxes            7,313       6,035      16,854      12,714
                                 ----------  ----------  ----------  ----------
Net income                       $   10,534  $    9,503  $   24,357  $   19,348
                                 ==========  ==========  ==========  ==========
Net income per common share      $      .54  $      .49  $     1.25  $     1.00
                                 ==========  ==========  ==========  ==========
Weighted average number of
   common and common equivalent
   shares outstanding (as
   adjusted for the effect of
   the merger and the 3 for 2
   common stock exchange ratio,
   See Note 2)                   19,478,880  19,360,194  19,472,706  19,311,846
                                 ==========  ==========  ==========  ==========
Cash dividends declared
   per share (as adjusted for
   the effect of the merger and
   the 3 for 2 common stock
   exchange ratio, See Note 2)
      Class A common stock       $     .095  $     .083  $     .190  $     .167
                                 ==========  ==========  ==========  ==========
      Class B common stock       $     .087  $     .075  $     .173  $     .150
                                 ==========  ==========  ==========  ==========

* Restated.  See Note 2.
The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                     Six months ended August 31,
                                                     ---------------------------
                                                           1995         1994
                                                         --------     --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net income                                            $ 24,357     $ 19,348
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                   11,091       11,573
      Deferred income taxes                                   (91)       2,629
      Loss on disposals of property, plant and equipment      117          218
      Changes in assets and liabilities, net of effects
         of businesses acquired and sold:
            Decrease in accounts receivable                11,100       10,532
            (Increase) decrease in inventories              1,968       (1,591)
            (Increase) decrease in other assets            10,512       (4,529)
            Decrease in accounts payable                  (14,412)     (10,868)
            Decrease in accrued expenses                  (14,972)      (2,689)
            Decrease in other liabilities                  (2,723)      (6,815)
                                                         --------     --------
      Net cash provided by operating activities            26,947       17,808
                                                         --------     --------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                   4,770        2,882
   Purchases of property, plant and equipment              (4,355)      (3,973)
   Acquisitions of businesses                                           (5,103)
                                                         --------     --------
      Net cash provided by (used in)
         investing activities                                 415       (6,194)
                                                         --------     --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings          107       (4,420)
   Reduction of long-term debt                             (5,259)     (12,383)
   Decrease in restricted funds                             1,235
   Dividends paid                                          (3,562)      (3,014)
   Issuance of stock under Blount, Inc. stock option
      and dividend reinvestment plans                       1,804          522
                                                         --------     --------
      Net cash used in financing activities                (5,675)     (19,295)
                                                         --------     --------

   Net increase (decrease) in cash and cash equivalents    21,687       (7,681)
   Cash and cash equivalents at beginning of period        43,390       54,088
                                                         --------     --------
   Cash and cash equivalents at end of period            $ 65,077     $ 46,407
                                                         ========     ========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements, which include the accounts of Blount International, Inc. ("BII") and Blount, Inc. and its Subsidiaries, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 31, 1995 and the results of operations and cash flows for the periods ended August 31, 1995 and 1994. These financial statements should be read in conjunction with the notes to BII's consolidated financial statements for the year ended February 28, 1995, as included in BII's registration statement on Form S-4 filed on October 3, 1995 (See Note 2). The results of operations for the periods ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain operations.


NOTE 2 As of August 31, 1995, BII was owned 100% by Blount, Inc.'s Chairman of the Board, Winton M. Blount, and members of his family. At August 31, 1995, BII owned an approximate 62% voting interest and approximately 38% of the shares of Blount, Inc.'s Common Stock outstanding. Except for this 38% equity interest in Blount, Inc., BII has had no other operations or business since February 1993.

On November 3, 1995, the stockholders of Blount, Inc. approved a merger agreement dated August 17, 1995, among BII, Blount, Inc., and a wholly-owned subsidiary of BII ("the subsidiary"). As a result, i) the subsidiary was merged with and into Blount, Inc., ii)Blount, Inc. was the surviving corporation in the merger and became a wholly-owned subsidiary of BII, iii) Blount, Inc. stockholders received three shares of BII Class A common stock in exchange for each two shares held of Blount, Inc. Class A common stock and three shares of BII Class B common stock in exchange for each two shares held of Blount, Inc. Class B common stock, and iv) BII assumed all Blount, Inc. stock option plans. BII filed a Form S-4 registration statement with the Securities and Exchange Commission on October 3, 1995, for the shares to be issued as a result of the merger. Immediately following the merger, the equity ownership of BII was the same as that which previously existed for Blount, Inc. Blount, Inc. was delisted from the American Stock Exchange effective November 3, 1995, and BII began trading on the New York Stock Exchange on November 6, 1995.

At the effective date of the merger, the authorized capital stock of BII consisted of 60 million shares of Class A Common Stock, 14 million shares of Class B Common Stock and 4,456,855 shares of Preferred Stock, each with a par value of $.01 per share. Immediately following the merger, 13,122,867 shares of Class A Common Stock and 5,925,825 shares of Class B Common Stock were issued and outstanding (as adjusted for the 3 for 2 common stock exchange ratio), and no shares of Preferred Stock were outstanding. The Class A Common Stock is entitled to elect 25% of BII's Board of Directors, is entitled to one-tenth of one vote per share on all other matters and will receive an additional dividend of $.00833 in any quarter that a cash dividend is declared on the Class B Common Stock. The Class B Common Stock is entitled to elect 75% of BII's Board of Directors and is entitled to one vote per share on all other matters. Each share of Class B Common Stock is convertible at any time at the option of the shareholder into one share of Class A Common Stock.

The merger has been accounted for in a manner similar to that in pooling of interests accounting. The consolidated financial statements, and all related share data, of BII and Subsidiaries for the period ended August 31, 1995 have been adjusted to reflect the merger and the 3 for 2 common stock exchange ratio. Additionally, the consolidated financial statements and share data for all prior periods have been restated in a similar manner. The assets and liabilities of BII, Blount, Inc. and its Subsidiaries are stated at their historical recorded amounts. As of the date of the merger, the consolidated assets and liabilities of BII and Subsidiaries did not differ materially from those of Blount, Inc. and Subsidiaries. For the three months ended August 31, 1995, BII incurred approximately $1.5 million of selling, general and administrative expenses associated with the merger. Such expenses were borne by BII, not Blount, Inc. The results of Blount, Inc.'s operations for the three months and six months ended August 31, 1995 and 1994 were as follows (in thousands, except share data):

                                 Three months ended       Six months ended
                                     August 31,              August 31,
                               ----------------------   ----------------------
                                  1995        1994         1995        1994
                               ----------  ----------   ----------  ----------
                                    (Unaudited)              (Unaudited)
Sales                          $  147,166  $  138,781   $  311,355  $  284,465
Cost of sales                      98,414      91,687      207,551     188,852
                               ----------  ----------   ----------  ----------
Gross profit                       48,752      47,094      103,804      95,613
Selling, general and
   administrative expenses         28,849      29,324       57,600      59,590
                               ----------  ----------   ----------  ----------
Income from operations             19,903      17,770       46,204      36,023
Interest expense                   (2,646)     (2,816)      (5,299)     (5,654)
Interest income                       900         569        1,510       1,021
Other income (expense), net         1,001         211          542        (642)
                               ----------  ----------   ----------  ----------
Income before income taxes         19,158      15,734       42,957      30,748
Provision for income taxes          7,336       6,035       16,856      12,041
                               ----------  ----------   ----------  ----------
Net income                     $   11,822  $    9,699   $   26,101  $   18,707
                               ==========  ==========   ==========  ==========
Net income per common share
   (as adjusted for the
   3 for 2 common stock
   exchange ratio)             $      .61  $      .50   $     1.34  $      .97
                               ==========  ==========   ==========  ==========


NOTE 3  Inventories consist of the following (in thousands):

                                               August 31,     February 28,
                                                  1995            1995
                                              ------------    ------------
         Finished goods                         $ 32,500        $ 35,769
         Work in process                          13,116          14,075
         Raw materials and supplies               29,311          27,231
                                                --------        --------
                                                $ 74,927        $ 77,075
                                                ========        ========

NOTE 4 The principal assets and liabilities of the discontinued construction operations included in the consolidated balance sheets are as follows (in thousands):

                                               August 31,     February 28,
                                                  1995            1995
                                              ------------    ------------

         Accounts receivable                    $ 19,856        $ 45,706
         Other current assets                      1,120          11,911
         Other assets                              1,424           5,203
         Accounts payable                        (10,501)        (24,588)
         Accrued expenses                         (6,629)        (12,578)
         Other current liabilities                (1,248)         (4,659)
         Other liabilities                        (2,203)         (2,849)


During the first quarter of fiscal 1996, Pozzo Construction Company, part of the remaining discontinued construction operations, and the Injection Molding Metal Products operations were sold. These transactions were not material to the consolidated financial condition of BII and Subsidiaries.


NOTE 5 In August 1995, Blount, Inc. entered into agreements expiring August 31, 1998 with certain financial organizations under which it may sell up to $25 million of undivided interests in a pool of eligible accounts receivable in which the purchasers retain a security interest. The purchasers' level of investment may fluctuate based on the level of the eligible receivables in the pool. As of August 31, 1995, no receivables have been sold under this agreement.

At August 31, 1995 and February 28, 1995, $8.9 million and $10.1 million, representing the unexpended proceeds from industrial development revenue bonds issued in fiscal 1995, was held in trust and is included in "Other assets" in the consolidated balance sheets.


NOTE 6 The United States Environmental Protection Agency ("EPA") has designated a predecessor of Blount, Inc. as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of Blount, Inc. It is the view of management that because Blount, Inc.'s predecessor corporation purchased assets rather than stock, Blount, Inc. does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. Management believes the EPA is wrong on the successor liability issue. However, with other PRP's, Blount, Inc. made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. Blount, Inc. denies that it is a PRP and is unable to determine any other party's share of total remediation costs. Blount, Inc. does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

Blount, Inc. is closing the Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, Blount, Inc. is required by the State of Idaho to undertake RCRA correction action at the facility. This requires Blount, Inc. to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. There are several areas which require investigation and environmental sampling. In order to effect the investigation, Blount, Inc. and the State of Idaho entered into an Administrative Consent Order which governs the completion of the corrective action activities. The RCRA Facility Investigation has commenced and the soils investigation is complete. Environmental sampling indicates the presence of lead contamination in a limited number of shallow surface soils. Blount, Inc. is proposing to excavate this limited lead contamination and dispose of it at a RCRA permitted landfill.
There is also some trichloroethylene and perchloroethylene contamination of the uppermost groundwater beneath the facility. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the deeper drinking water aquifer. Further groundwater investigation is ongoing.
It is expected that the range of remediation costs is from $2.8 million to $6.2 million. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results beyond amounts accrued.

The EPA has designated a former subsidiary of BII as a PRP with respect to the New Lyme Landfill in Ohio. In October 1989, the EPA brought a civil action against 13 PRPs who brought in an additional 24 PRPs. The former subsidiary has not been named as a defendant in this litigation. No claim has been asserted against the former subsidiary. Management believes the likelihood of a claim being asserted is low.

Blount, Inc. is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are large deductible amounts under insurance policies. In addition, Blount, Inc. is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

Contingencies include normal liabilities for performance and completion of its remaining construction contracts. At August 31, 1995, there were outstanding bank letters of credit in the approximate amount of $15.6 million issued principally in connection with various foreign construction contracts for which Blount, Inc. is contingently liable to the issuing banks in the event payment is demanded by the holder.

See Notes 4 and 8 to BII's Consolidated Financial Statements for the year ended February 28, 1995, included in the Form S-4 registration statement filed on October 3, 1995 (See Note 2), for other commitments and contingencies which have not changed significantly since year-end.

NOTE 7  Segment information is as follows (in thousands):

                                      Three Months            Six Months
                                    Ended August 31,       Ended August 31,
                                   -------------------    -------------------
                                     1995       1994        1995       1994
                                   --------   --------    --------   --------
Sales:
   Outdoor products                $ 66,969   $ 61,879    $143,662   $130,399
   Industrial and power equipment    56,416     49,409     114,265    101,706
   Sporting equipment                23,781     27,493      53,428     52,360
                                   --------   --------    --------   --------
                                   $147,166   $138,781    $311,355   $284,465
                                   ========   ========    ========   ========
Operating income:
   Outdoor products                $ 12,753   $ 10,189    $ 28,609   $ 20,241
   Industrial and power equipment     9,719      7,794      19,614     15,621
   Sporting equipment                 1,816      5,451       6,511     10,122
                                   --------   --------    --------   --------
Operating income from segments       24,288     23,434      54,734     45,984
Corporate overhead expenses          (5,925)    (5,727)    (10,593)   (10,107)
                                   --------   --------    --------   --------
   Income from operations            18,363     17,707      44,141     35,877
Interest expense                     (2,613)    (2,791)     (5,232)    (5,614)
Interest income                       1,094        580       1,764      1,169
Other income, net                     1,003         42         538        630
                                   --------   --------    --------   --------
Income before income taxes         $ 17,847   $ 15,538    $ 41,211   $ 32,062
                                   ========   ========    ========   ========


NOTE 8 Income taxes paid during the six months ended August 31, 1995 and 1994 were $22.7 million and $13.0 million. Interest paid during the six months ended August 31, 1995 and 1994 was $5.0 million and $5.4 million.


NOTE 9 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period, as adjusted for the merger and the 3 for 2 common stock exchange ratio (See Note
2).


NOTE 10 On November 13, 1995, BII announced the acquisition of all of the outstanding common stock of Simmons Outdoor Corporation ("Simmons"), subject to certain government approvals and Simmons shareholders' acceptance of the offer. The purchase price will be approximately $38 million and the acquisition will be accounted for as a purchase. For its most recent fiscal year, Simmons reported sales and operating income of approximately $52.0 million and $5.4 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

BII and Subsidiaries reported improved net income for the three months and six months ended August 31, 1995. Sales for the second quarter and first half of fiscal 1996 were $147.2 million and $311.4 million compared to $138.8 million and $284.5 million for the comparable periods of fiscal 1995. Net income was $10.5 million ($.54 per share) and $24.4 million ($1.25 per share) for the second quarter and first half of fiscal 1996 compared to $9.5 million ($.49 per share) and $19.3 million ($1.00 per share) for the comparable periods of the prior year. These operating results reflect continued strong performance by the Outdoor Products segment and Industrial and Power Equipment segment, partially offset by reduced earnings from the Sporting Equipment segment. The principal reasons for these results and the status of consolidated financial condition are set forth below and should be read in conjunction with the consolidated financial statements of BII and Subsidiaries for the year ended February 28, 1995, included in BII's Form S-4 registration statement filed on October 3, 1995 (See Note 2 of Notes to Consolidated Financial Statements).

Sales for the Outdoor Products segment for the second quarter and first half of fiscal 1996 were $67.0 million and $143.7 million compared to $61.9 million and $130.4 million during the second quarter and first half of fiscal 1995. Operating income increased by 25% to $12.8 million and by 41% to $28.6 million during the second quarter and first six months, respectively, of fiscal 1996 in comparison to the prior fiscal year. The sales and operating income increases were principally attributable to a higher volume and increased average selling prices of saw chain and saw bars sold in foreign markets by the Oregon Cutting Systems Division and an increase in the volume of riding lawn mowers shipped by Dixon Industries, Inc.

Sales for the Industrial and Power Equipment segment were $56.4 million and $114.3 million during the second quarter and the first six months of fiscal 1996 compared to $49.4 million and $101.7 million during the comparable periods of fiscal 1995. Operating income increased to $9.7 million and $19.6 million for the three months and six months ended August 31, 1995 from $7.8 million and $15.6 million during the same periods of the prior fiscal year. The improved operating results were principally due to higher average selling prices for timber harvesting equipment, improved sales and operating income by CTR Manufacturing, Inc., acquired on April 28, 1994, and its inclusion for the full six months in the current year, and improved sales and operating income by the Gear Products, Inc. subsidiary, primarily due to higher volume.

The Sporting Equipment segment experienced a downturn during the second quarter of fiscal 1996. In the aftermath of last year's booming domestic market, a result of concern over the possibility of Congressional legislation adverse to the shooting sports industry, an industry slowdown occurred. Management expects a return to market conditions which more nearly approximate its normal historical levels during the latter half of fiscal 1996. Sales for the Sporting Equipment segment declined to $23.8 million for the second quarter of fiscal 1996 from $27.5 million during the prior year's second quarter, while current year-to-date sales of $53.4 million were slightly above last year's level for the comparable period. Operating income was down to $1.8 million and $6.5 million for the second quarter and first six months of fiscal 1996 as compared to $5.5 million and $10.1 million during the same periods of fiscal 1995. These results reflect the reduced demand, higher raw material costs, costs associated with temporary plant shutdowns and a loss from the Ram-Line operation acquired late in fiscal 1995.

Selling, general and administrative expenses for the second quarter of fiscal 1996 include transaction costs of $1.5 million associated with the merger (See
Note 2 of Notes to Consolidated Financial Statements). Total backlog at August 31, 1995 was approximately $125.5 million compared to $125.0 million at May 31, 1995 and $134.4 million at February 28, 1995.

Financial Condition, Liquidity and Capital Resources

At August 31, 1995, no amounts were outstanding under the $100 million revolving credit agreement. In August 1995, Blount, Inc. entered into new receivable sales agreements under which up to $25 million in receivables may be sold (See
Note 5 of Notes to Consolidated Financial Statements). As of August 31, 1995, no receivables had been sold under these agreements. The total capitalization at August 31, 1995 consists of $95.2 million long-term debt and equity of $230.3 million for a long-term debt to equity ratio of .4 to 1 as compared to a ratio of .5 to 1 at February 28, 1995. At August 31, 1995, 9% subordinated notes were outstanding in the principal amount of $78.6 million maturing in 2003. See Note 3 of Notes to the Consolidated Financial Statements for BII and Subsidiaries for the year ended February 28, 1995 for the terms and conditions of the $100 million revolving credit agreement and the 9% subordinated notes.

Working capital was $155.5 million at August 31, 1995 compared to $123.3 million at February 28, 1995. The increase resulted principally from earnings for the six months ended August 31, 1995. Accounts receivable, accounts payable and accrued expenses decreased by $20.2 million, $22.6 million and $16.1 million, respectively, since February 28, 1995. The primary reason for the decrease in receivables is the reduction in balances attributable to the discontinued construction segment as those operations either wind down or are sold (See Note 4 of Notes to Consolidated Financial Statements). The reductions in accounts payable and accrued expenses also reflect the reduced construction activity, the sale of the Injection Molding Metal Products operations and higher estimated tax payments resulting from the higher earnings. Operating cash flows for the first six months of fiscal 1996 were $26.9 million compared to $17.8 million in the first six months of fiscal 1995, while cash and cash equivalent balances increased by $21.7 million since February 28, 1995. The improved operating cash flows reflect the improved income from manufacturing operations and cash flows of approximately $12.2 million from the discontinued construction segment, partially offset by higher corporate expenditures for estimated income tax payments, employee benefit plans, management incentive plans and charitable contributions which were accrued in the prior year.

The ability of BII to pay dividends is dependent upon Blount, Inc.'s ability to pay dividends to BII. Restrictions on the ability of Blount, Inc. to pay cash dividends are contained in the indenture related to the 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, Blount, Inc. retained earnings of approximately $51.4 million were available for the payment of dividends at August 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  November 20, 1995                       /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer