Form 10-Q
period 1995-11-30
BLOUNT INTERNATIONAL INC
filed 1996-01-16
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                            ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
      Class of Common Stock                             November 30, 1995
      ---------------------                             -----------------
Class A Common Stock $.01 Par Value                     13,122,219 shares
Class B Common Stock $.01 Par Value                      5,925,755 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        November 30, 1995 and February 28, 1995              3

     Consolidated Statements of Income -
        three months and nine months ended
        November 30, 1995 and 1994                           4

     Consolidated Statements of Cash Flows -
        nine months ended November 30, 1995 and 1994         5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   11

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    14

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                      November 30,  February 28,
                                                          1995          1995*
                                                      ------------  ------------
                                                              (Unaudited)
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents, including short-term
    investments of $75,197 and $40,266                    $ 77,225     $ 43,390
  Accounts receivable, net of allowances for doubtful
    accounts of $3,065 and $2,611                          106,955      130,774
  Inventories                                               75,240       77,075
  Deferred income taxes                                     25,050       25,068
  Other current assets                                       8,131       16,153
                                                          --------     --------
            Total current assets                           292,601      292,460
Property, plant and equipment, net of accumulated
  depreciation of $155,681 and $145,561                    122,138      134,368
Cost in excess of net assets of acquired businesses, net    66,697       68,762
Other assets                                                27,587       25,202
                                                          --------     --------
Total Assets                                              $509,023     $520,792
                                                          ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt  $  4,438     $  7,791
  Accounts payable                                          43,452       64,880
  Accrued expenses                                          78,668       91,835
  Other current liabilities                                    486        4,658
                                                          --------     --------
            Total current liabilities                      127,044      169,164
Long-term debt, exclusive of current maturities             95,984       98,254
Deferred income taxes, exclusive of current portion         18,617       19,214
Other liabilities                                           23,221       26,446
                                                          --------     --------
            Total liabilities                              264,866      313,078
                                                          --------     --------
Commitments and Contingent Liabilities
Shareholders' equity (Note 2):
  Common Stock: par value $.01 per share
    Class A: 13,122,219 and 12,844,179 shares issued           131          128
    Class B, convertible: 5,925,755 and 6,045,636
      shares issued                                             59           60
  Capital in excess of par value of stock                   30,582       28,681
  Retained earnings                                        204,922      170,595
  Accumulated translation adjustment                         8,463        8,250
                                                          --------     --------
            Total shareholders' equity                     244,157      207,714
                                                          --------     --------
Total Liabilities and Shareholders' Equity                $509,023     $520,792
                                                          ========     ========

* Restated.  See Note 2.
The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                   Three months ended      Nine months ended
                                      November 30,            November 30,
                                 ----------------------  ----------------------
                                    1995        1994*       1995*       1994*
                                 ----------  ----------  ----------  ----------
                                      (Unaudited)             (Unaudited)
Sales                            $  157,964  $  157,459  $  469,319  $  441,924
Cost of sales                       102,923     104,496     310,474     293,348
                                 ----------  ----------  ----------  ----------
Gross profit                         55,041      52,963     158,845     148,576
Selling, general and
   administrative expenses           31,011      30,061      90,674      89,797
                                 ----------  ----------  ----------  ----------
Income from operations               24,030      22,902      68,171      58,779
Interest expense                     (2,705)     (2,699)     (7,937)     (8,313)
Interest income                       1,127         668       2,891       1,837
Other income (expense), net             (45)       (487)        493         143
                                 ----------  ----------  ----------  ----------
Income before income taxes           22,407      20,384      63,618      52,446
Provision for income taxes            5,645       8,048      22,499      20,762
                                 ----------  ----------  ----------  ----------
Net income                       $   16,762  $   12,336  $   41,119  $   31,684
                                 ==========  ==========  ==========  ==========
Net income per common share      $      .86  $      .64  $     2.11  $     1.64
                                 ==========  ==========  ==========  ==========
Weighted average number of
   common and common equivalent
   shares outstanding (as
   adjusted for the effect of
   the merger and the 3 for 2
   common stock exchange ratio,
   See Note 2)                   19,475,336  19,417,313  19,466,676  19,365,867
                                 ==========  ==========  ==========  ==========
Cash dividends paid
   per share (as adjusted for
   the effect of the merger and
   the 3 for 2 common stock
   exchange ratio, See Note 2)
      Class A common stock       $     .095  $     .083  $     .285  $     .250
                                 ==========  ==========  ==========  ==========
      Class B common stock       $     .087  $     .075  $     .260  $     .225
                                 ==========  ==========  ==========  ==========

* Restated.  See Note 2.
The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                  Nine months ended November 30,
                                                   -----------------------------
                                                           1995         1994
                                                         --------     --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net income                                            $ 41,119     $ 31,684
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                   16,458       17,283
      Deferred income taxes                                  (579)         159
      Loss on disposals of property, plant and equipment      242          473
      Changes in assets and liabilities, net of effects
         of businesses acquired and sold:
            Decrease in accounts receivable                15,125        2,318
            (Increase) decrease in inventories              1,655       (2,140)
            (Increase) decrease in other assets             4,737       (1,650)
            Decrease in accounts payable                  (13,622)     (13,608)
            Increase (decrease) in accrued expenses       (12,082)      20,008
            Decrease in other liabilities                  (5,993)     (11,126)
                                                         --------     --------
      Net cash provided by operating activities            47,060       43,401
                                                         --------     --------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                   4,910        2,947
   Purchases of property, plant and equipment              (8,977)      (6,113)
   Acquisitions of businesses                                          (10,103)
                                                         --------     --------
      Net cash used in investing activities                (4,067)     (13,269)
                                                         --------     --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings          582       (4,646)
   Issuance of long-term debt                                 800        6,000
   Reduction of long-term debt                             (7,061)     (18,728)
   Decrease (increase) in restricted funds                  1,410       (5,020)
   Dividends paid                                          (6,792)      (4,531)
   Issuance of stock under stock option and dividend
      reinvestment plans                                    1,903          871
                                                         --------     --------
      Net cash used in financing activities                (9,158)     (26,054)
                                                         --------     --------

   Net increase in cash and cash equivalents               33,835        4,078
   Cash and cash equivalents at beginning of period        43,390       54,088
                                                         --------     --------
   Cash and cash equivalents at end of period            $ 77,225     $ 58,166
                                                         ========     ========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements, which include the accounts of Blount International, Inc. ("BII") and Blount, Inc. and its Subsidiaries, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 30, 1995 and the results of operations and cash flows for the periods ended November 30, 1995 and 1994. These financial statements should be read in conjunction with the notes to BII's consolidated financial statements for the year ended February 28, 1995, as included in BII's registration statement on Form S-4 filed on October 3, 1995 (See Note 2). The results of operations for the periods ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain operations.


NOTE 2 On November 3, 1995, the stockholders of Blount, Inc. approved a merger agreement dated August 17, 1995, among BII, Blount, Inc., and a wholly-owned subsidiary of BII ("the subsidiary"). As a result, i) the subsidiary was merged with and into Blount, Inc., ii)Blount, Inc. was the surviving corporation in the merger and became a wholly-owned subsidiary of BII, iii) Blount, Inc. stockholders received three shares of BII Class A common stock in exchange for each two shares held of Blount, Inc. Class A common stock and three shares of BII Class B common stock in exchange for each two shares held of Blount, Inc. Class B common stock, and iv) BII assumed all Blount, Inc. stock option plans. BII filed a Form S-4 registration statement with the Securities and Exchange Commission on October 3, 1995, for the shares to be issued as a result of the merger. Immediately following the merger, the equity ownership of BII was the same as that which previously existed for Blount, Inc. Blount, Inc. was delisted from the American Stock Exchange effective November 3, 1995, and BII began trading on the New York Stock Exchange on November 6, 1995.

Prior to the merger, BII was owned 100% by Blount, Inc.'s Chairman of the Board, Winton M. Blount, and members of his family, and BII owned an approximate 62% voting interest and approximately 38% of the shares of Blount, Inc.'s Common Stock outstanding. Except for the equity interest in Blount, Inc., BII has had no other operations or business since February 1993.

The authorized capital stock of BII consists of 60 million shares of Class A Common Stock, 14 million shares of Class B Common Stock and 4,456,855 shares of Preferred Stock, each with a par value of $.01 per share. As of November 30, 1995, 13,122,219 shares of Class A Common Stock and 5,925,755 shares of Class B Common Stock were issued and outstanding (reflecting the 3 for 2 common stock exchange ratio), and no shares of Preferred Stock were outstanding. The Class A Common Stock is entitled to elect 25% of BII's Board of Directors, is entitled to one-tenth of one vote per share on all other matters and will receive an additional dividend of $.00833 in any quarter that a cash dividend is declared on the Class B Common Stock. The Class B Common Stock is entitled to elect 75% of BII's Board of Directors and is entitled to one vote per share on all other matters. Each share of Class B Common Stock is convertible at any time at the option of the shareholder into one share of Class A Common Stock.

The merger has been accounted for in a manner similar to that in pooling of interests accounting. The consolidated financial statements, and all related share data, of BII and Subsidiaries for periods prior to November 3, 1995, have been restated to reflect the merger and the 3 for 2 common stock exchange ratio. The assets and liabilities of BII, Blount, Inc. and its Subsidiaries are stated at their historical recorded amounts. As of the date of the merger, the consolidated assets and liabilities of BII and Subsidiaries did not differ materially from those of Blount, Inc. and Subsidiaries. For the three months and nine months ended November 30, 1995, BII incurred approximately $.7 million and $2.2 million, respectively, of expenses associated with the merger. Such expenses were borne by BII, not Blount, Inc. Additionally, as a result of the merger, charitable contribution carryovers reduced BII's consolidated provision for income taxes by approximately $1.7 million for the three months ended November 30, 1995. The results of Blount, Inc.'s operations for the three months and nine months ended November 30, 1995 and 1994 were as follows (in thousands):

                                 Three months ended       Nine months ended
                                    November 30,            November 30,
                               ----------------------   ----------------------
                                  1995        1994         1995        1994
                               ----------  ----------   ----------  ----------
                                    (Unaudited)              (Unaudited)
Sales                          $  157,964  $  157,459   $  469,319  $  441,924
Cost of sales                     102,923     104,496      310,474     293,348
                               ----------  ----------   ----------  ----------
Gross profit                       55,041      52,963      158,845     148,576
Selling, general and
   administrative expenses         29,713      29,992       87,313      89,582
                               ----------  ----------   ----------  ----------
Income from operations             25,328      22,971       71,532      58,994
Interest expense                   (2,731)     (2,733)      (8,030)     (8,387)
Interest income                     1,115         599        2,625       1,620
Other income (expense), net           (76)       (561)         466      (1,203)
                               ----------  ----------   ----------  ----------
Income before income taxes         23,636      20,276       66,593      51,024
Provision for income taxes          8,449       7,940       25,305      19,981
                               ----------  ----------   ----------  ----------
Net income                     $   15,187  $   12,336   $   41,288  $   31,043
                               ==========  ==========   ==========  ==========


NOTE 3  Inventories consist of the following (in thousands):

                                              November 30,    February 28,
                                                  1995            1995
                                              ------------    ------------
         Finished goods                         $ 33,440        $ 35,769
         Work in process                          12,922          14,075
         Raw materials and supplies               28,878          27,231
                                                --------        --------
                                                $ 75,240        $ 77,075
                                                ========        ========

NOTE 4 The principal assets and liabilities of the discontinued construction operations included in the consolidated balance sheets are as follows (in thousands):

                                              November 30,    February 28,
                                                  1995            1995
                                              ------------    ------------

         Accounts receivable                    $ 16,115        $ 45,706
         Other current assets                      5,337          11,911
         Other assets                              1,390           5,203
         Accounts payable                         (9,205)        (24,588)
         Accrued expenses                         (6,540)        (12,578)
         Other current liabilities                  (486)         (4,659)
         Other liabilities                          (180)         (2,849)


During the first quarter of fiscal 1996, Pozzo Construction Company, which was part of the remaining discontinued construction operations, and the Injection Molding Metal Products operations were sold. These transactions were not material to the consolidated financial condition of BII and Subsidiaries.


NOTE 5 In August 1995, Blount, Inc. entered into agreements expiring August 31, 1998 with certain financial organizations under which it may sell up to $25 million of undivided interests in a pool of eligible accounts receivable in which the purchasers retain a security interest. The purchasers' level of investment may fluctuate based on the level of the eligible receivables in the pool. As of November 30, 1995, no receivables have been sold under this agreement.

At November 30, 1995 and February 28, 1995, $8.7 million and $10.1 million, representing the unexpended proceeds from industrial development revenue bonds issued in fiscal 1995, was held in trust and is included in "Other assets" in the consolidated balance sheets.


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

Blount, Inc. is closing the Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, Blount, Inc. is required by the State of Idaho to undertake RCRA correction action at the facility. This requires Blount, Inc. to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. In order to effect the investigation, in March 1994, Blount, Inc. and the State of Idaho Division of Environmental Quality ("IDEQ") entered into an Administrative Consent Order which governs the completion of the corrective action activities. The RCRA Facility Investigation has commenced and the soils investigation is complete. Environmental sampling indicates the presence of lead contamination in a limited number of shallow surface soils.
The IDEQ has approved Blount's proposal to excavate this limited lead contamination and dispose of it at a RCRA permitted landfill. There is also some trichloroethylene and perchloroethylene contamination of the uppermost groundwater beneath the facility. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the deeper drinking water aquifer. Further groundwater investigation is ongoing. It is expected that the range of remediation costs is from $2.8 million to $6.2 million. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results beyond amounts accrued.

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified Blount, Inc. that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the cleanup costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, Blount, Inc.'s waste volume compared to that total waste volume should cause Blount, Inc. to be classified as a "de minimis" PLP. In July, 1992, Blount, Inc. and thirty-eight
(38) other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until after the first quarter of 1997. Blount, Inc. is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, Blount, Inc.'s potential response costs associated with the Site will not have a material adverse effect on Blount, Inc.'s financial condition or operating results.

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

Contingencies include normal liabilities for performance and completion of its remaining construction contracts. At November 30, 1995, there were outstanding bank letters of credit in the approximate amount of $15.0 million issued principally in connection with various foreign construction contracts for which Blount, Inc. is contingently liable to the issuing banks in the event payment is demanded by the holder.

See Notes 4 and 8 to BII's Consolidated Financial Statements for the year ended February 28, 1995, included in the Form S-4 registration statement filed on October 3, 1995 (See Note 2), for other commitments and contingencies which have not changed significantly since year-end.


NOTE 7  Segment information is as follows (in thousands):

                                      Three Months           Nine Months
                                   Ended November 30,     Ended November 30,
                                   -------------------    -------------------
                                     1995       1994        1995       1994
                                   --------   --------    --------   --------
Sales:
   Outdoor products                $ 74,495   $ 73,938    $218,157   $204,337
   Industrial and power equipment    59,264     52,685     173,529    154,391
   Sporting equipment                24,205     30,836      77,633     83,196
                                   --------   --------    --------   --------
                                   $157,964   $157,459    $469,319   $441,924
                                   ========   ========    ========   ========
Operating income:
   Outdoor products                $ 15,623   $ 18,463    $ 44,232   $ 38,704
   Industrial and power equipment    10,637      9,328      30,251     24,949
   Sporting equipment                 3,145      5,518       9,656     15,640
                                   --------   --------    --------   --------
Operating income from segments       29,405     33,309      84,139     79,293
Corporate overhead expenses          (5,375)   (10,407)    (15,968)   (20,514)
                                   --------   --------    --------   --------
   Income from operations            24,030     22,902      68,171     58,779
Interest expense                     (2,705)    (2,699)     (7,937)    (8,313)
Interest income                       1,127        668       2,891      1,837
Other income, net                       (45)      (487)        493        143
                                   --------   --------    --------   --------
Income before income taxes         $ 22,407   $ 20,384    $ 63,618   $ 52,446
                                   ========   ========    ========   ========


NOTE 8 Income taxes paid during the nine months ended November 30, 1995 and 1994 were $29.0 million and $16.2 million. Interest paid during the nine months ended November 30, 1995 and 1994 was $6.1 million and $5.9 million.


NOTE 9 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period, as adjusted for the merger and the 3 for 2 common stock exchange ratio (See Note
2).


NOTE 10 In December 1995, BII announced the successful completion of its tender offer for the outstanding common stock of Simmons Outdoor Corporation ("Simmons"). The purchase price will be approximately $38 million and the acquisition will be accounted for as a purchase. For its most recent fiscal year, Simmons reported sales and operating income of approximately $52.0 million and $5.4 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

BII and Subsidiaries reported improved net income for the three months and nine months ended November 30, 1995. Sales for the third quarter and first nine months of fiscal 1996 were $158.0 million and $469.3 million compared to $157.5 million and $441.9 million for the comparable periods of fiscal 1995. Net income was $16.8 million ($.86 per share) and $41.1 million ($2.11 per share) for the third quarter and first nine months of fiscal 1996 compared to $12.3 million ($.64 per share) and $31.7 million ($1.64 per share) for the comparable periods of the prior year. The principal reasons for these results and the status of consolidated financial condition are set forth below and should be read in conjunction with the consolidated financial statements of BII and Subsidiaries for the year ended February 28, 1995, included in BII's Form S-4 registration statement filed on October 3, 1995 (See Note 2 of Notes to Consolidated Financial Statements).

Sales for the Outdoor Products segment for the third quarter and first nine months of fiscal 1996 were $74.5 million and $218.2 million compared to $73.9 million and $204.3 million during the third quarter and first nine months of fiscal 1995. Operating income was $15.6 million and $44.2 million during the third quarter and first nine months of fiscal 1996 compared to $18.5 million and $38.7 million during the same periods of the prior fiscal year. While sales were slightly higher in the current year's third quarter, operating income declined by $2.9 million reflecting the effect of a stronger Canadian dollar on costs and reduced earnings from operations in Brazil. Additionally, the prior year's third quarter included income from the reduction of certain operating accruals. The sales and operating income increases for the nine months ended November 30, 1995, were principally attributable to a higher volume of saw chain and saw bars sold in foreign markets by the Oregon Cutting Systems Division and an increase in the volume of riding lawn mowers shipped by Dixon Industries, Inc., partially offset by reduced income from operations in Brazil.

Sales for the Industrial and Power Equipment segment were $59.3 million and $173.5 million during the third quarter and the first nine months of fiscal 1996 compared to $52.7 million and $154.4 million during the comparable periods of fiscal 1995. Operating income increased to $10.6 million and $30.3 million for the three months and nine months ended November 30, 1995 from $9.3 million and $24.9 million during the same periods of the prior fiscal year. The improved operating results were principally due to higher average selling prices for timber harvesting equipment and a better sales mix of higher margin products, partially offset by reduced volume; improved sales and operating income by CTR Manufacturing, Inc., acquired on April 28, 1994, and its inclusion for the full nine months in the current year; and improved sales and operating income by the Gear Products, Inc. subsidiary, primarily due to higher volume.

The Sporting Equipment segment experienced a downturn during the second and third quarters of fiscal 1996. In the aftermath of last year's booming domestic market, a result of concern over the possibility of Congressional legislation adverse to the shooting sports industry, an industry slowdown occurred. Sales for the Sporting Equipment segment declined to $24.2 million for the third quarter of fiscal 1996 from $30.8 million during the prior year's third quarter, while current year-to-date sales of $77.6 million were $5.6 million less than last year's level for the comparable period. Operating income was down to $3.1 million and $9.7 million for the third quarter and first nine months of fiscal 1996 as compared to $5.5 million and $15.6 million during the same periods of fiscal 1995. These results reflect the reduced demand, higher raw material costs, costs associated with temporary plant shutdowns during the second quarter and a loss from the Ram-Line operation acquired late in fiscal 1995.

Corporate overhead expenses were lower during the three months and nine months ended November 30, 1995. The prior year included litigation and settlement costs related to the sale of a former subsidiary. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 1996 include transaction costs of $.7 million and $2.2 million, respectively, associated with the merger (See Note 2 of Notes to Consolidated Financial Statements). The provision for income taxes has been reduced by $1.7 million during the current year's third quarter as a result of contribution carryovers associated with the merger. Total backlog at November 30, 1995 was approximately $139.6 million compared to $125.5 million at August 31, 1995 and $134.4 million at February 28, 1995.

Financial Condition, Liquidity and Capital Resources

At November 30,1995, no amounts were outstanding under the $100 million revolving credit agreement. In August 1995, Blount, Inc. entered into new receivable sales agreements under which up to $25 million in receivables may be sold (See Note 5 of Notes to Consolidated Financial Statements). As of November 30, 1995, no receivables had been sold under these agreements. The total capitalization at November 30, 1995 consists of $96.0 million long-term debt and equity of $244.2 million for a long-term debt to equity ratio of .4 to 1 as compared to a ratio of .5 to 1 at February 28, 1995. At November 30, 1995, 9% subordinated notes were outstanding in the principal amount of $79.4 million maturing in 2003. See Note 3 of Notes to the Consolidated Financial Statements for BII and Subsidiaries for the year ended February 28, 1995 for the terms and conditions of the $100 million revolving credit agreement and the 9% subordinated notes.

Working capital was $165.6 million at November 30, 1995 compared to $123.3 million at February 28, 1995. The increase resulted principally from earnings for the nine months ended November 30, 1995. Accounts receivable, accounts payable and accrued expenses decreased by $23.8 million, $21.4 million and $13.2 million, respectively, since February 28, 1995. The primary reason for the decrease in receivables is the reduction in balances attributable to the discontinued construction segment as those operations either wind down or are sold (See Note 4 of Notes to Consolidated Financial Statements). The reductions in accounts payable and accrued expenses also reflect the reduced construction activity, the sale of the Injection Molding Metal Products operations and higher estimated tax payments resulting from the higher earnings. Operating cash flows for the first nine months of fiscal 1996 were $47.1 million compared to $43.4 million in the first nine months of fiscal 1995, while cash and cash equivalent balances increased by $33.8 million since February 28, 1995. The improved operating cash flows reflect the improved year-to-date income from manufacturing operations and cash flows of approximately $9.4 million from the discontinued construction segment, partially offset by higher estimated income tax payments and other corporate expenditures.

The ability of BII to pay dividends is dependent upon Blount, Inc.'s ability to pay dividends to BII. Restrictions on the ability of Blount, Inc. to pay cash dividends are contained in the indenture related to the 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, Blount, Inc. retained earnings of approximately $57.6 million were available for the payment of dividends at November 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  January 16, 1996                        /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer