Form 10-K
period 1996-02-29
BLOUNT INTERNATIONAL INC
filed 1996-05-13
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended February 29, 1996
                          -----------------
                                     OR
{ }   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number 001-11549
                       ---------
                           BLOUNT INTERNATIONAL, INC.
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                   63-0780521
- ----------------------------------        ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

4520 Executive Park Drive, Montgomery, Alabama               36116-1602
- ----------------------------------------------        ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (334) 244-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
        Title of each class                        on which registered
Class A Common Stock, $.01 par value             New York Stock Exchange
Class B Common Stock, $.01 par value             New York Stock Exchange
- -------------------------------------            -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X       No
          -------       -------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


Aggregate market value of voting stock held by nonaffiliates as of April 1,
- ---------------------------------------------------------------------------
1996:    $396,851,978
- --------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock $.01 par value, as of April 1, 1996:  13,187,147 shares
                                                           ----------
Class B Common Stock $.01 par value, as of April 1, 1996:   5,923,358 shares
                                                           ----------

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of proxy statement for the annual meeting of stockholders to be held June 24, 1996, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

Blount International, Inc. ("the Company") was incorporated on October 5, 1979, to act as a holding company for businesses to be acquired by the Company, and to hold shares of Blount, Inc. Common Stock owned by the family of Winton M. Blount. After incorporation, the Company acquired and operated several businesses, the last of which was sold in February, 1993. Except for the equity interest in Blount, Inc. (an approximate 62% voting interest and 38% total interest at November 3, 1995), the Company had no significant assets or business from February, 1993, until November, 1995. On November 3, 1995, through a merger approved by the stockholders of Blount, Inc. (See Note 1 of Notes to Consolidated Financial Statements), Blount, Inc. became a wholly-owned subsidiary of the Company and the equity ownership of the Company was the same as that which previously existed for Blount, Inc.

The Company is an international manufacturing company with operations in three business segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Company's current manufacturing operations date largely to the acquisition of Omark Industries, Inc. by Blount, Inc. in 1985. The predecessor to Blount, Inc. was founded in 1946 as a general construction company and, over the succeeding years, grew into one of the largest construction companies in the United States. In February, 1994, the construction business was discontinued. See "Business - Acquisitions and Dispositions" on page 6.

The following text contains various trademarks of Blount, Inc. and its subsidiaries.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Oregon produces a wide variety of saw chain, chain saw guide bars, saw chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chainsaws, and mechanical timber harvesting equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners. Oregon now markets a new Industrial Cutting System ("ICS"). ICS, a diamond-segmented chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 50 original equipment manufacturers ("OEMs"). Due to the high level of technical expertise and capital investment required to manufacture saw chain and guide bars, the Company believes that it is able to produce durable, high-quality saw chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chainsaws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws. Sales of saw chain for replacement use, which accounted for approximately three-quarters of the Company's saw chain sales in fiscal 1996, are generally more profitable than sales of saw chain to OEMs.

The Company has Oregon marketing personnel throughout the United States and in a number of foreign countries. Sales derived from operations outside the United

States accounted for 44%, and export sales accounted for an additional 23%, of Oregon's sales during fiscal 1996. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

Oregon's products compete with other saw chain manufacturers as well as a small number of international chainsaw manufacturers, some of whom are also customers. This segment's principal raw material, strip steel, is generally purchased from two vendors, and can be obtained from other sources.

Dixon, acquired in early fiscal 1991, has manufactured ZTR (zero turning radius) riding lawn mowers and related attachments since 1973. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR riding lawn mowers for both homeowner and commercial applications.

The key element which differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no larger than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the market. The latest addition to the line is a new "front-mount" model featuring a 60-inch cutting deck mounted in front of the mower. This allows commercial customers to cut under obstacles such as bushes and trees and provides easier access to the deck for servicing.

Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors. Sales by Dixon accounted for 16% of Outdoor Products sales in fiscal 1996.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for timber harvesting and log loading, industrial tractors and loaders, rotation bearings and mechanical power transmission components. The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of self-propelled and truck-mounted loaders and feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; a line of tractors, feller bunchers and related attachments under the Hydro-Ax brand name; and a line of delimbers, slashers and firewood processors under the CTR brand name. Major customers of the Industrial and Power Equipment segment include timber harvesters, land reclamation companies, contractors and scrap yard operators.

The Company sells its products through a network of approximately 160 dealers in over 200 locations in the United States and currently has an additional 15 dealers overseas, primarily in South America and Southeast Asia. Over 85% of this segment's sales in fiscal 1996 were in the United States, primarily in the southeastern and south central states.

The Company places a strong emphasis on the quality, safety, comfort, durability and productivity of its products and on the after-market service provided by its distribution and support network. The Company's Industrial and Power Equipment segment competes primarily on the basis of quality with a number of domestic and foreign manufacturers of log loaders and feller bunchers.

The Company attempts to capitalize on its technological and manufacturing expertise as a means of increasing its participation in the market for replacement parts for products which it manufactures, as well as of developing new product applications both within and beyond the timber, scrap and construction industries. The Company is committed to continuing research and development in this segment to respond quickly to increasing mechanization and environmental awareness in the timber harvesting industry.

The Company's Industrial and Power Equipment segment has manufacturing facili-ties in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Oklahoma; and Zebulon and Union Grove, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

Segment results include sales of $43 million from Gear Products, Inc. ("Gear"), acquired by the Company early in fiscal 1992, and CTR Manufacturing, Inc. ("CTR"), acquired by the Company in early fiscal 1995. Gear designs, manufactures and distributes rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. CTR designs, manufactures and distributes a line of slashers, delimbers, firewood processors and self-propelled carriers that serve the forest products industry.

SPORTING EQUIPMENT

The Company's Sporting Equipment segment manufactures small arms ammunition, reloading equipment, primers, gun care products and accessories, and is a merchandiser of imported sports optical products under the Simmons and Weaver brand names. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Outers gun care and trap-shooting products; Ram-Line synthetic stocks, Polar Cap scope covers and other shooting sports accessories; Weaver shooting mounts and scopes; and Simmons binoculars, scopes and telescopes and other optical and hunting accessories. The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Sporting Equipment segment also produces industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. These products include Nitrex, the segment's new rifle ammunition, which was previously available only to handloaders. One of the segment's successful products in recent years has been Blazer aluminum-case ammunition. Up to 15% less expensive than traditional brass-case ammunition, Blazer aluminum-case ammunition is used as training ammunition by numerous law enforcement agencies located throughout the world. The Company has been successful with the introduction of Gold Dot pistol ammunition, a high performance service round that is used by many major law enforcement agencies. The Company developed its Non-Toxic ammunition, which has a total copper bullet and utilizes a Clean-Fire lead-free primer, in response to concern in the shooting community about exposure to lead and other heavy metals, particularly in indoor ranges. As a result of its acquisition of Simmons Outdoor Corporation in December 1995 (see Business - Acquisitions and Dispositions), the Company added over 300 models of binoculars, scopes, telescopes and other optical accessories to its product line.

Principal raw materials include brass, lead, aluminum and powder, which are purchased from several suppliers. The Company manufactures ammunition in Lewiston, Idaho; reloading equipment in Oroville, California; mounts, shooting accessories and gun care equipment in Onalaska, Wisconsin. The Company imports substantially all its optical products from foreign suppliers and does not rely on long-term agreements, although it does have long-term relationships with some of its suppliers.

In the market for small arms ammunition and primers, the Company competes with several larger manufacturers with well established brand names and market share positions. In the segment's other product lines, the Company competes with a number of smaller competitors, none of whom has a dominant market share.

CAPACITY UTILIZATION

Based on an 80-hour work week, the Outdoor Products, Industrial and Power Equipment and Sporting Equipment segments utilized approximately 96%, 80% and 55%, respectively, of their production capacity in fiscal 1996.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four fiscal years was as follows:

                                              Last day of February
                                   --------------------------------------------
                                     1996        1995        1994        1993
                                   --------    --------    --------    --------
                                                  (In thousands)

Outdoor Products                   $ 33,733    $ 44,421    $ 36,507    $ 31,369
Industrial and Power Equipment       63,547      74,374      93,794      32,883
Sporting Equipment                   15,496      15,555      16,750       3,048
                                   --------    --------    --------    --------
                                   $112,776    $134,350    $147,051    $ 67,300
                                   ========    ========    ========    ========

The total backlog as of February 29, 1996, is expected to be completed and shipped within twelve months.

ACQUISITIONS AND DISPOSITIONS

In March 1991, the Company acquired all the outstanding capital stock of Gear Products, Inc. for cash and notes of $17.4 million. Gear designs and manufactures rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. The transaction was accounted for as a purchase.

In May 1991, the Company sold its remaining resource recovery operations consisting principally of two resource recovery facilities. The sales price was approximately $14.5 million in cash. The Company has been released from its contingent liabilities under guarantees with respect to the two facilities.

In February 1992 and 1993, the Company sold substantially all of the assets of its Waterbury Felt and Lindsay Wire operations, respectively.

In fiscal 1993, the Company sold its remaining agri/industrial sites for cash of $.9 million.

In February 1994, the Company adopted a plan to discontinue its construction business through the orderly completion and close-out of the Company's principal domestic and foreign construction projects and the sale of Pozzo Construction Co. ("Pozzo"), a subsidiary headquartered in Los Angeles, California. During the first quarter of fiscal 1996, Pozzo was sold with no material effect on the Company's financial condition. At February 29, 1996, all construction projects were complete.

In fiscal 1995, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc., a manufacturer of automated forestry harvesting equipment, and the operating assets of Ram-Line, Inc., a manufacturer of stocks, magazines, lens caps and other products for the shooting sports markets. The purchase price paid for the two businesses was approximately $18.2 million, including notes issued of $7.2 million.

In December 1995, the Company acquired all the outstanding capital stock of Simmons Outdoor Corporation, a sports optics merchandiser, for cash of approximately $38 million.

See Note 4 of Notes to Consolidated Financial Statements on pages 26 and 27.

EMPLOYEES

At February 29, 1996, the Company employed approximately 4,400 individuals. None of the Company's employees are unionized. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 8 of Notes to Consolidated Financial Statements on pages 31 and 32.

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other. As a result of the Superfund Act, the Company may be required to expend amounts on remedial investigations and actions which amounts cannot be determined at the present time but may ultimately prove to be significant.

The Company expects to spend approximately $1.2 million, $1.1 million and $1.0 million during fiscal 1997, 1998 and 1999, respectively, on environmental compliance costs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 through 14 and Note 10 of Notes to Consolidated Financial Statements on pages 33 through 35.


ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupies executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil and sales and distribution offices are located in Europe and Japan. Lawn mowers and related attachments are manufactured at a plant in Coffeyville, Kansas. Log loaders, feller-bunchers and accessories for automated forestry equipment are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon and Union Grove, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Lewiston, Idaho; Oroville, California; and Onalaska, Wisconsin. The Company's sporting optics and hunting accessory merchandiser maintains executive offices in Tallahassee, Florida and a warehouse facility in Thomasville, Georgia.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                           Area in Square Feet
                                           -------------------
                                             Owned      Leased
                                           -------     -------
     Outdoor Products                      918,000     182,000
     Sporting Equipment                    695,000     147,000
     Industrial & Power Equipment          726,000           0
     Corporate Office                      192,000      13,000
                                         ---------     -------
          Total                          2,531,000     342,000
                                         =========     =======


ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 31 and 32.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table presents for the two years ended the last day of February 1996, the quarterly high and low prices and cash dividends declared for the Company's Common Stock. All applicable amounts have been restated for the merger (see Note 1 of Notes to Consolidated Financial Statements). The Company had approximately 9,300 shareholders as of April 15, 1996.

                        Class A Common Stock              Class B Common Stock
                  --------------------------      ----------------------------
                  High       Low     Dividend    High       Low       Dividend
- ------------------------------------------------------------------------------
1996
First quarter     $ 31.1    $ 25.2    $ .095     $ 31.0     $ 25.8     $ .087
Second quarter      33.4      24.5      .095       33.0       25.2       .087
Third quarter       35.2      26.5      .095       35.2       28.0       .087
Fourth quarter      31.1      25.0      .110       31.5       30.5       .102

1995
First quarter     $ 25.3    $ 18.8    $ .083     $ 24.4     $ 19.3     $ .075
Second quarter      27.9      23.3      .083       27.7       24.1       .075
Third quarter       30.5      26.5      .083       30.0       26.9       .075
Fourth quarter      32.8      28.4      .095       32.6       28.5       .087

For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 25 and 26.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 36 and 37.

ITEM 6.  SELECTED FINANCIAL DATA

For the years ended the last day of February         1996        1995*       1994*       1993*      1992*
Dollar amounts in thousands, except share data
- ---------------------------------------------- ----------  ----------  ----------  ---------- ----------
Operating Results:
Sales                                          $  644,301  $  588,419  $  488,045  $  426,492 $  382,352
Operating income from segments                    112,804     101,887      73,631      43,404     25,372
Income (loss) from continuing operations
   before cumulative effect of accounting
   changes                                         53,555      40,731      21,568      10,258     (5,490)
Net income(1)                                      53,555      40,731      11,252      14,437      2,036
Per share:
   Income (loss) from continuing operations
      before cumulative effect of
      accounting changes                             2.75        2.10        1.13         .56       (.31)
   Net income(1)                                     2.75        2.10         .59         .78        .11
- ---------------------------------------------- ----------  ----------  ----------  ---------- ----------
Year-End Financial Position:
Total assets                                   $  546,486  $  520,792  $  499,648  $  459,379 $  479,379
Working capital                                   136,161     123,296     105,108      58,222     70,001
Property, plant and equipment-gross               295,548     279,929     276,249     270,441    273,110
Property, plant and equipment-net                 135,522     134,368     140,502     149,138    157,049
Long-term debt                                     95,920      98,254     106,151      82,046    126,124
Total debt                                        107,612     106,045     112,249      94,818    151,417
Net debt (total debt less cash, cash
   equivalents and unexpended industrial
   development revenue bond proceeds)
   to total capitalization                          23.6%       16.8%       20.5%       26.8%      48.9%
Shareholders' equity                              254,998     207,714     171,008     156,609    144,926
Current ratio                                    1.9 to 1    1.7 to 1    1.6 to 1    1.3 to 1   1.4 to 1
- ---------------------------------------------- ----------  ----------  ----------  ---------- ----------
Other Data:
Property, plant and equipment additions(2)     $   19,281  $   14,822  $   14,715  $   20,732 $   33,266
Depreciation and amortization                      22,181      22,949      22,814      23,388     22,251
Interest expense, net of interest income            7,349       8,470       9,479      10,405     15,542
Stock price                   Class A high           35.2        32.8        21.7        11.3        8.6
                              Class A low            24.5        18.8         8.1         4.7        3.8
Stock price                   Class B high           35.2        32.6        21.7        11.3        9.8
                              Class B low            25.2        19.3         8.5         4.8        3.8
Per common share dividends    Class A                .395        .345        .308        .300       .300
                              Class B                .362        .312        .275        .267       .267
Weighted average common and common
   equivalent shares outstanding               19,470,626  19,396,530  19,096,100  18,425,388 17,937,836
Employees (approximate)                             4,400       4,600       4,700       4,800      4,700
- ---------------------------------------------- ----------  ----------  ----------  ---------- ----------

* Restated.  See Note 1 of Notes to Consolidated Financial Statements.

(1)  Includes income of $7,981 ($.44 per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 106 and SFAS No. 109 in 1992.

(2)  Includes property, plant and equipment of acquired companies at date of purchase of $616 in 1996,
$5,020 in 1995 and $6,034 in 1992, and $11,300 resulting from the adoption of SFAS No. 109 in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

TOTAL COMPANY

FISCAL 1996 COMPARED TO FISCAL 1995

On November 3, 1995, a merger agreement was approved in which Blount, Inc. became a wholly-owned subsidiary of Blount International, Inc. ("the Company"). See Note 1 of Notes to Consolidated Financial Statements for a description of the merger.

The Company reported record sales and income from continuing operations for fiscal 1996. The Company's Outdoor Products and Industrial and Power Equipment segments continued their excellent performance during fiscal 1996, while the results from the Sporting Equipment segment were adversely affected by a general industry slowdown. Overall, operating income from segments increased by 11% during fiscal 1996. Sales for fiscal 1996 were $644.3 million compared to $588.4 million for fiscal 1995. Net income was $53.6 million ($2.75 per share) for fiscal 1996 compared to $40.7 million ($2.10 per share) for the prior year.

Selling, general and administrative expenses were 20% of sales in fiscal 1996 compared to 21% in fiscal 1995. Total selling, general and administrative expenses increased during fiscal 1996, reflecting the increased sales activity partially offset by lower corporate overhead expenses. Corporate overhead expenses for the prior year included litigation and settlement costs of $7.1 million related to the sale of a former subsidiary. Corporate overhead expenses for fiscal 1996 include transaction costs of $2.2 million associated with the merger. The provision for income taxes for fiscal 1996 has been reduced by $1.7 million as a result of charitable contribution carryovers associated with the merger. Total backlog at February 29, 1996, was approximately $112.8 million compared to $134.4 million at February 28, 1995.

Beginning with results for the January-March 1996 calendar quarter, the Company will begin reporting on a calendar year basis ending December 31, instead of the previous fiscal year end of February 29.

FISCAL 1995 COMPARED TO FISCAL 1994

Each operating segment continued its trend of strong performance with improved sales and operating income in fiscal 1995 as compared to fiscal 1994. Fiscal 1995 operating income from segments of $101.9 million improved 38% from fiscal 1994 operating income from segments of $73.6 million.

Sales in fiscal 1995 were $588.4 million compared to $488.0 million in fiscal 1994. Income from continuing operations improved to $40.7 million in fiscal 1995, an 89% increase over fiscal 1994. Net income was $40.7 million in fiscal 1995 compared to net income of $11.3 million in fiscal 1994. Fiscal 1994 net income included a loss of $10.3 million from discontinued operations.

Selling, general and administrative expenses were 21% of sales in fiscal 1995 compared to 23% of sales in fiscal 1994. Selling, general and administrative expenses include corporate office expenses of $7.1 million in 1995 and $6.0 million in 1994 for litigation and settlement costs related to the sale of a former subsidiary.

SEGMENTS

FISCAL 1996 COMPARED TO FISCAL 1995

The Company's Outdoor Products segment established record levels of sales and operating income again in fiscal 1996. Sales for the Outdoor Products segment were $291.6 million in fiscal 1996 compared to $268.1 million during fiscal 1995. Operating income increased to $57.4 million during fiscal 1996 from $49.6 million in fiscal 1995. The improved results for this segment were primarily due to an increase in sales and operating income of $20.2 million and $5.2 million, respectively, at the Company's Oregon Cutting Systems Division ("Oregon"). This reflects a 9% increase in the sales volume of saw chain and a 19% increase in the sales volume of saw bars, Oregon's two principal products, principally to foreign markets. A significant part of Oregon's operations are conducted in foreign countries and, as a result, fluctuations in foreign exchange rates impact the amount of reported sales, operating margins and the amount of foreign exchange adjustments reflected in income. During fiscal 1996, the net effect of changes in exchange rates as compared to fiscal 1995 was not material to Oregon's operating results. Oregon has manufacturing facilities in Brazil whose operations have historically been significantly affected by high inflation, currency devaluation and resulting governmental policies. Due to a deteriorating financial climate and the discontinuance of a local product line, operations in Brazil incurred an operating loss of $.6 million in fiscal 1996 compared to operating income of $2.4 million in fiscal 1995. Sales and operating income at other units of the Outdoor Products segment, principally Dixon Industries, Inc., were up by 8% to $45.3 million and 38% to $9.7 million, respectively, in fiscal 1996, principally as a result of a 17% increase in the sales volume of riding lawn mowers. The current demand for Oregon's products continues at high levels; therefore, the Company expects another good sales year in the next fiscal year. The Company also expects continued strong sales growth for its riding lawn mower business.

During fiscal 1996, the Industrial and Power Equipment segment continued its impressive performance. Sales and operating income were $240.6 million and $42.2 million, respectively, during fiscal 1996 compared to $207.6 million and $33.0 million during the prior year. The improved operating results reflect higher average selling prices and a better sales mix for timber harvesting equipment, and improved sales and operating income at the Company's CTR Manufacturing, Inc. and Gear Products, Inc. subsidiaries, primarily due to higher volume. The Company expects the next fiscal year to be a reasonable year for this segment, which is currently experiencing a reduction in order backlog.

The Sporting Equipment segment experienced a downturn during fiscal 1996. In the aftermath of last year's booming domestic market, an industry slowdown occurred. Sales for the Sporting Equipment segment were $112.1 million for fiscal 1996, including $6.5 million from a late year acquisition (see below), compared to $112.8 million during the prior year. Operating income was down to $13.2 million for fiscal 1996 as compared to $19.3 million during fiscal 1995. These results reflect the reduced demand, higher raw material costs, costs associated with temporary plant shutdowns during the second quarter and a loss from the Ram-Line operation acquired late in fiscal 1995. In December 1995, the Company acquired Simmons Outdoor Corporation ("Simmons") (see Note 4 of Notes to Consolidated Financial Statements), a major sports optics merchandiser, to complement its existing sporting equipment product line. The Company expects this acquisition plus improved demand to lead to improved results for this segment during the next fiscal year.

FISCAL 1995 COMPARED TO FISCAL 1994

The Company's Outdoor Products segment recorded an excellent performance with record levels of sales and operating income in fiscal 1995. Sales for the Outdoor Products segment were $268.1 million in fiscal 1995 compared to $234.5 million during fiscal 1994. Operating income increased to $49.6 million during fiscal 1995 from $34.0 million in fiscal 1994. The improved results for this segment were primarily due to an increase in sales and operating income of $25.4 million and $12.0 million, respectively, at Oregon. This reflects a 7% increase in the sales volume of saw chain and a 12% increase in the sales volume of saw bars, and higher average selling prices. During fiscal 1995, exchange rates in Canada, Europe and Japan were favorable to Oregon's operating results.
Operating income from Brazil was $2.4 million in fiscal 1995 compared to $749 thousand in fiscal 1994. Sales and operating income at other Outdoor Products units, principally Dixon Industries, Inc., were up by 24% to $42.0 million and 108% to $7.0 million, respectively, in fiscal 1995, principally as a result of higher average selling prices and a 26% increase in the sales volume of riding lawn mowers.

The upward trend of results by the Industrial and Power Equipment segment continued during fiscal 1995. Over a three year span, this segment's sales more than doubled and operating income improved to a record $33.0 million from an approximate break-even level in fiscal 1992. Sales for the Industrial and Power Equipment segment were $207.6 million in fiscal 1995 compared to $162.0 million during the prior fiscal year. Operating income was up 35% from $24.5 million in fiscal 1994. The fiscal 1995 improvement in sales and operating income resulted principally from an increase in the volume of forestry and industrial loaders sold, improved operations at Gear Products, Inc., increased average selling prices and the contribution from CTR Manufacturing, Inc. acquired on April 28, 1994 (see Note 4 of Notes to Consolidated Financial Statements), partially offset by higher warranty expenses. Additionally, export sales for this segment continued to grow in fiscal 1995, increasing to $26.6 million from $15.2 million for fiscal 1994.

For the second consecutive year, the Sporting Equipment segment experienced strong growth in sales and operating income, with each increasing to record levels in fiscal 1995. Operating income increased by 27% in fiscal 1995 as compared to fiscal 1994 and has almost doubled since fiscal 1993. For fiscal 1995, sales were $112.8 million compared to $91.5 million in fiscal 1994. Operating income was $19.3 million in fiscal 1995 compared to $15.2 million during the prior fiscal year. These improved results reflect increases in volume, principally higher sales of ammunition, reloading equipment, primers and percussion caps, partially offset by a charge of approximately $4.3 million for an environmental matter at this segment's Lewiston, Idaho facility (see Note 8 of Notes to Consolidated Financial Statements). In November 1994, the Company expanded this segment's product line through the acquisition of the operating assets of Ram-Line, Inc. (see Note 4 of Notes to Consolidated Financial Statements).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be in a strong financial position. Growth has been funded through cash generated by operations, and recent acquisitions have been made through use of the Company's cash reserves. At February 29, 1996, the Company had 9% senior subordinated notes ("the 9% notes") outstanding in the principal amount of $79.4 million which are due in 2003 and has had no amounts outstanding under its $100 million or prior revolving credit agreement since August 1992. In fiscal 1996, the Company entered into a new receivable sale agreement with certain financial organizations under which the Company can sell up to $25 million of eligible receivables. As of February 29, 1996, no receivables had been sold under this or the prior agreement since July 1993. Additionally, the Company has approximately $7.6 million in unexpended proceeds from industrial development revenue bonds issued in fiscal 1995 to fund future capital expenditures of certain operations. At February 29, 1996, the Company's long-term debt to equity ratio was .4 to 1 compared to a ratio of .5 to 1 at the prior fiscal year-end. See Note 3 of Notes to Consolidated Financial Statements for a description of the terms and conditions of the 9% notes, the $100 million revolving credit agreement, the receivable sale agreement and the industrial development revenue bonds.

Working capital was $136.2 million at February 29, 1996, compared to $123.3 million at February 28, 1995. Accounts receivable and inventories increased by $19.0 million and $17.0 million, while accounts payable and accrued expenses decreased by $13.4 million and $7.6 million, respectively, since February 28, 1995. The primary reasons for the increase in receivables are increased fourth quarter sales in the current year, receivables from the Simmons acquisition and estimated income taxes receivable, partially offset by the reduction in balances attributable to the discontinued construction segment as those operations either wind down or are sold (See Note 4 of Notes to Consolidated Financial Statements). The inventory increase resulted primarily from the Simmons acquisition. The reductions in accounts payable and accrued expenses also reflect the reduced construction activity and the sale of the Injection Molding Metal Products operations, partially offset by the Simmons' balances acquired. The Company's operating cash flows for fiscal 1996 were $40.2 million compared to $34.7 million in fiscal 1995 and $22.2 million in fiscal 1994. The improved operating cash flows for fiscal 1996 reflect the improved year-to-date income from operations and cash flows of approximately $9.0 million from the discontinued construction segment, partially offset by higher estimated income tax payments, contributions to benefit plans and year-end receivable balances. The increased cash flows from operating activities for fiscal 1995 resulted principally from the net income increase of $29.5 million partially offset by cash used for residual construction operations, the settlement of litigation initiated in a prior year and an increase in inventories, primarily due to higher demand. Cash and cash equivalent balances were $14.6 million at February 29, 1996, compared to $43.4 million at February 28, 1995, as the Company's operating cash flows were exceeded by cash expenditures for the Simmons acquisition and other investing and financing activities. The Company believes that its operating cash flows, working capital and unused credit facilities will provide both short-term and long-term liquidity.

The ability of the Company to pay dividends is dependent upon Blount, Inc.'s ability to pay dividends to the Company. Restrictions on the ability of Blount, Inc. to pay cash dividends are contained in the indenture related to the 9% subordinated notes and in certain financial covenants of the $100 million revolving credit agreement. Under the most restrictive requirement, Blount, Inc. retained earnings of approximately $61.8 million were available for the payment of dividends at February 29, 1996.

The Company and its operations are subject to various environmental laws and regulations. See "Business - Environmental Matters" and Note 8 of Notes to Consolidated Financial Statements for a description of certain environmental matters.

Management believes that the impact of domestic inflation on the Company has not been material in recent years as inflation rates have remained low.

In its next fiscal year, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation." No material effect on consolidated financial condition or operating results is expected as the accounting methods to be adopted will not differ materially from existing methods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements and the financial statement schedules of Blount International, Inc. and subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount International, Inc. and subsidiaries as of the last day of February 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
April 11, 1996

                          MANAGEMENT RESPONSIBILITY

All information contained in the consolidated financial statements of Blount, International, Inc., has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the internal audit department as part of its normal responsibilities and by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company's most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made both by the independent auditors and by the internal audit department. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

Seven directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel, the internal auditors and the Company's independent auditors several times each year to consider the results of internal and external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent auditors and the General Auditor of the Company to ensure free access by the independent auditors and internal auditors to the committee.

The Company's independent auditors, Coopers & Lybrand L.L.P., audited the financial statements prepared by the Company. Their opinion on these statements is presented on page 15.



JOHN M. PANETTIERE                          HAROLD E. LAYMAN
President and                               Senior Vice President and
Chief Executive Officer                     Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries
For the years ended the last day of February                         1996         1995*        1994*
- ------------------------------------------------------------- -----------  -----------  -----------
In thousands, except share data
Sales                                                         $   644,301  $   588,419  $   488,045
Cost of sales                                                     427,322      390,818      330,059
- ------------------------------------------------------------- -----------  -----------  -----------
Gross profit                                                      216,979      197,601      157,986
Selling, general and administrative expenses                      126,508      121,051      114,107
- ------------------------------------------------------------- -----------  -----------  -----------
Income from operations                                             90,471       76,550       43,879
Interest expense                                                  (10,793)     (11,078)     (11,357)
Interest income                                                     3,444        2,608        1,878
Other income (expense), net                                           554         (696)        (549)
- ------------------------------------------------------------- -----------  -----------  -----------
Income before income taxes                                         83,676       67,384       33,851
Provision for income taxes                                         30,121       26,653       12,283
- ------------------------------------------------------------- -----------  -----------  -----------
Income from continuing operations                                  53,555       40,731       21,568
- ------------------------------------------------------------- -----------  -----------  -----------
Discontinued operations:
   Loss from operations, net                                                                 (9,666)
   Loss on disposal, net                                                                       (650)
- ------------------------------------------------------------- -----------  -----------  -----------
   Total loss from discontinued operations                                                  (10,316)
- ------------------------------------------------------------- -----------  -----------  -----------
Net income                                                    $    53,555  $    40,731  $    11,252
- ------------------------------------------------------------- -----------  -----------  -----------
Income (loss) per share of common stock:
Income from continuing operations                             $      2.75  $      2.10  $      1.13
Discontinued operations                                                                        (.54)
- ------------------------------------------------------------- -----------  -----------  -----------
Net income                                                    $      2.75  $      2.10  $       .59
- ------------------------------------------------------------- -----------  -----------  -----------
Weighted average number of common and common
equivalent shares outstanding                                  19,470,626   19,396,530   19,096,100
- ------------------------------------------------------------- -----------  -----------  -----------
* Restated.
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Blount International, Inc. and Subsidiaries
For the years ended the last day of February                         1996         1995*        1994*
- ------------------------------------------------------------- -----------  -----------  -----------
In thousands, except share data
Balance at beginning of period                                $   170,595  $   136,283  $   130,371
Net income                                                         53,555       40,731       11,252
- ------------------------------------------------------------- -----------  -----------  -----------
                                                                  224,150      177,014      141,623
Less cash dividends declared:
   Class A Common Stock - $.395 per share in 1996,
   $.345 per share in 1995 and $.308 per share in 1994;
   Class B Common Stock - $.362 per share in 1996,
   $.312 per share in 1995 and $.275 per share in 1994              8,839        6,419        5,340
- ------------------------------------------------------------- -----------  -----------  -----------
Balance at end of period                                      $   215,311  $   170,595  $   136,283
- ------------------------------------------------------------- -----------  -----------  -----------
* Restated.
The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

As of the last day of February                                                    1996         1995*
- -------------------------------------------------------------------------- -----------  -----------
In thousands, except share data
Assets
- -------------------------------------------------------------------------- -----------  -----------
Current assets:
   Cash and cash equivalents, including short-term
   investments of $11,386 and $40,266                                      $    14,590  $    43,390
   Accounts receivable, net of allowances for
   doubtful accounts of $3,853 and $2,611                                      149,803      130,774
   Inventories                                                                  94,113       77,075
   Deferred income taxes                                                        23,491       25,068
   Other current assets                                                          3,502       16,153
- -------------------------------------------------------------------------- -----------  -----------
      Total current assets                                                     285,499      292,460
Property, plant and equipment, net of accumulated
depreciation of $160,026 and $145,561                                          135,522      134,368
Cost in excess of net assets of acquired businesses, net                        88,111       68,762
Other assets                                                                    37,354       25,202
- -------------------------------------------------------------------------- -----------  -----------
Total Assets                                                               $   546,486  $   520,792
- -------------------------------------------------------------------------- -----------  -----------
Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------- -----------  -----------
Current liabilities:
   Notes payable and current maturities of long-term debt                  $    11,692  $     7,791
   Accounts payable                                                             51,454       64,880
   Accrued expenses                                                             84,229       91,835
   Other current liabilities                                                     1,963        4,658
- -------------------------------------------------------------------------- -----------  -----------
      Total current liabilities                                                149,338      169,164
Long-term debt, exclusive of current maturities                                 95,920       98,254
Deferred income taxes, exclusive of current portion                             20,533       19,214
Other liabilities                                                               25,697       26,446
- -------------------------------------------------------------------------- -----------  -----------
      Total liabilities                                                        291,488      313,078
- -------------------------------------------------------------------------- -----------  -----------
Commitments and Contingent Liabilities
- -------------------------------------------------------------------------- -----------  -----------
Shareholders' equity:
   Common stock: par value $.01 per share (see Note 5 for
   voting rights by class);
      Class A: 13,176,357 and 12,844,179 shares issued                             132          128
      Class B, convertible: 5,923,358 and 6,045,636 shares issued                   59           60
   Capital in excess of par value of stock                                      31,317       28,681
   Retained earnings                                                           215,311      170,595
   Accumulated translation adjustment                                            8,179        8,250
- -------------------------------------------------------------------------- -----------  -----------
      Total shareholders' equity                                               254,998      207,714
- -------------------------------------------------------------------------- -----------  -----------
Total Liabilities and Shareholders' Equity                                 $   546,486  $   520,792
- -------------------------------------------------------------------------- -----------  -----------
* Restated.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

For the years ended the last day of February                         1996         1995         1994
- ------------------------------------------------------------- -----------  -----------  -----------
In thousands
Cash flows from operating activities:
Net income                                                    $    53,555  $    40,731  $    11,252
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation, amortization and other noncash charges            22,271       23,543       25,593
   Deferred income taxes                                            3,697       (1,251)     (15,315)
   Loss on disposals of property, plant and equipment               1,044          441        3,349
   Changes in assets and liabilities, net of effects
   of businesses acquired and sold:
      Decrease in aggregate balance
      of accounts receivable sold                                                           (17,637)
      (Increase) decrease in accounts receivable                  (18,442)       8,226         (845)
      Increase in inventories                                        (251)     (12,991)      (4,167)
      (Increase) decrease in other assets                          (2,809)      (2,630)      12,087
      Increase (decrease) in accounts payable                      (6,975)      (9,833)       7,932
      Increase (decrease) in accrued expenses                      (8,942)       1,574        8,882
      Decrease in other liabilities                                (2,922)     (13,136)      (8,974)
- ------------------------------------------------------------- -----------  -----------  -----------
   Net cash provided by operating activities                       40,226       34,674       22,157
- ------------------------------------------------------------- -----------  -----------  -----------
Cash flows from investing activities:
Proceeds from sales of businesses and property, plant
and equipment                                                       5,066        2,930        3,916
Purchases of property, plant and equipment                        (18,545)      (9,769)     (14,609)
Acquisitions of businesses                                        (37,396)     (10,150)
- ------------------------------------------------------------- -----------  -----------  -----------
   Net cash used in investing activities                          (50,875)     (16,989)     (10,693)
- ------------------------------------------------------------- -----------  -----------  -----------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings                     818       (4,494)      (4,905)
Issuance of long-term debt                                            800       11,800       97,327
Reduction of long-term debt                                       (15,652)     (20,508)     (76,832)
(Increase) decrease in restricted funds                             2,524      (10,096)
Dividends paid                                                     (8,839)      (6,419)      (5,340)
Other                                                               2,198        1,334        4,935
- ------------------------------------------------------------- -----------  -----------  -----------
   Net cash provided by (used in) financing activities            (18,151)     (28,383)      15,185
- ------------------------------------------------------------- -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents              (28,800)     (10,698)      26,649
- ------------------------------------------------------------- -----------  -----------  -----------
Cash and cash equivalents at beginning of period                   43,390       54,088       27,439
- ------------------------------------------------------------- -----------  -----------  -----------
Cash and cash equivalents at end of period                    $    14,590  $    43,390  $    54,088
- ------------------------------------------------------------- -----------  -----------  -----------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL STOCK ACCOUNTS
Blount International, Inc. and Subsidiaries

                                        Common Stock      Capital  Accumulated
                                      ----------------  In Excess  Translation
In thousands                          Class A  Class B     of Par   Adjustment
- ------------------------------------------------------------------------------
Balance, February 28, 1993*            $  118   $   65    $18,820      $ 7,235
Conversion of Class B Common Stock
  into Class A Common Stock                 2       (2)
Exercise of employee stock options          2               1,651
Issuance of shares under dividend
  reinvestment plan                                            76
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                      212
Other shares issued                         2               6,544
- ------------------------------------------------------------------------------
Balance, February 28, 1994*               124       63     27,091        7,447
Conversion of Class B Common Stock
  into Class A Common Stock                 3       (3)
Exercise of employee stock options          1               1,242
Issuance of shares under dividend
  reinvestment plan                                            91
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                      803
Other shares issued                                           257
- ------------------------------------------------------------------------------
Balance, February 28, 1995*               128       60     28,681        8,250
Conversion of Class B Common Stock
  into Class A Common Stock                 1       (1)
Exercise of employee stock options          3               2,526
Issuance of shares under dividend
  reinvestment plan                                           110
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                      (71)
- ------------------------------------------------------------------------------
Balance, February 29, 1996             $  132   $   59    $31,317      $ 8,179
- ------------------------------------------------------------------------------

* Restated.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Blount International, Inc. and Subsidiaries

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of Blount International, Inc. ("the Company") and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

On November 3, 1995, the stockholders of Blount, Inc. approved a merger agreement dated August 17, 1995, among the Company, Blount, Inc., and a wholly-owned subsidiary of the Company ("the subsidiary"). As a result, i) the subsidiary was merged with and into Blount, Inc., ii) Blount, Inc. was the surviving corporation in the merger and became a wholly-owned subsidiary of the Company, iii) Blount, Inc. stockholders received three shares of Company Class A Common Stock in exchange for each two shares held of Blount, Inc. Class A Common Stock and three shares of Company Class B Common Stock in exchange for each two shares held of Blount, Inc. Class B Common Stock, and iv) the Company assumed all Blount, Inc. stock option plans. The Company filed a Form S-4 registration statement with the Securities and Exchange Commission on October 3, 1995, for the shares to be issued as a result of the merger. Immediately following the merger, the equity ownership of the Company was the same as that which previously existed for Blount, Inc. Blount, Inc. was delisted from the American Stock Exchange effective November 3, 1995, and the Company began trading on the New York Stock Exchange on November 6, 1995.

Prior to the merger, the Company was owned 100% by Blount, Inc.'s Chairman of the Board, Winton M. Blount, and members of his family, and the Company owned an approximate 62% voting interest and approximately 38% of the shares of Blount, Inc.'s Common Stock outstanding. Except for the equity interest in Blount, Inc., the Company has had no other operations or business since February 1993.

The merger has been accounted for in a manner similar to that in pooling of interests accounting. The consolidated financial statements, and all related share data, of the Company for periods prior to November 3, 1995, have been restated to reflect the merger and the 3 for 2 common stock exchange ratio. The assets and liabilities are stated at their historical recorded amounts. As of the date of the merger, the Company's consolidated assets and liabilities did not differ materially from those of Blount, Inc. and Subsidiaries. For the year ended February 29, 1996, the Company incurred approximately $2.2 million of expenses associated with the merger. Additionally, as a result of the merger, charitable contribution carryovers reduced the Company's consolidated provision for income taxes by approximately $1.7 million for fiscal 1996.

Reclassifications:
Certain amounts in the 1995 and 1994 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1996 presentation.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, product warranty expenses, casualty insurance costs, employee benefit plans, income taxes, discontinued operations and contingencies. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur in the near term.

Cash and cash equivalents:
The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates to be cash equivalents.

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $7.0 million and $6.2 million as of the last day of February 1996 and 1995. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $19.3 million, $19.8 million and $19.9 million in 1996, 1995 and 1994.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended February 29, 1996.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization was $19.5 million and $17.4 million as of the last day of February 1996 and 1995. The excess cost is evaluated for impairment based on the historic and estimated future profitability of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through large deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries which have a majority of transactions denominated in U.S. dollars or conduct operations in a highly inflationary economy, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are accumulated in a separate component of shareholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments reduced pretax income by $1.9 million, $.7 million and $.5 million in 1996, 1995 and 1994.

At February 29, 1996, there were no significant foreign exchange forward contracts outstanding. Previously, foreign exchange forward contracts were recorded in the Company's balance sheet at fair value and changes in fair values were recognized as other expense or income in the period in which the changes occurred (see Note 9 of Notes to Consolidated Financial Statements).

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $8.8 million, $7.7 million and $7.0 million for 1996, 1995 and 1994.

Net income per common share:
Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.


NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations is as follows:

For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Current provision:
   Federal                                  $  20,242   $  19,407   $  17,871
   State                                        2,140       3,698         450
   Foreign                                      3,953       5,159       8,993
Deferred provision (benefit):
   Federal                                      4,441      (1,048)    (13,234)
   State                                          465
   Foreign                                     (1,120)       (563)     (1,797)
- -----------------------------------------------------------------------------
                                            $  30,121   $  26,653   $  12,283
- -----------------------------------------------------------------------------

A reconciliation of the provision for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Income before income taxes:
   Domestic                                 $  77,610   $  57,462   $  13,954
   Foreign                                      6,066       9,922      19,897
- -----------------------------------------------------------------------------
                                            $  83,676   $  67,384   $  33,851
- -----------------------------------------------------------------------------
                                                    %           %           %
Statutory tax rate                               35.0        35.0        35.0
Impact of earnings of foreign operations           .2        (1.0)        (.1)
State income taxes, net of federal
tax benefit                                       2.3         3.7         1.2
Charitable contribution carryover                (2.0)
Adjustments to prior year estimates                                      (4.6)
Permanent differences between book
bases and tax bases                               1.0         1.7         1.4
Other items, net                                  (.5)         .2         3.4
- -----------------------------------------------------------------------------
Effective income tax rate                        36.0        39.6        36.3
- -----------------------------------------------------------------------------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of the last day of February 1996 and 1995, deferred income tax assets were $37.6 million and $37.7 million and deferred income tax liabilities were $34.6 million and $31.8 million. Deferred income taxes applicable to principal temporary differences are as follows:

As of the last day of February                               1996        1995
- -----------------------------------------------------------------------------
In thousands
Property, plant and equipment basis differences         $  20,229   $  18,584
Employee benefits                                         (12,461)    (11,999)
Other accrued expenses                                    (19,192)    (19,716)
Other - net                                                 8,466       7,277
- -----------------------------------------------------------------------------
                                                        $  (2,958)  $  (5,854)
- -----------------------------------------------------------------------------

Deferred income taxes of approximately $2.1 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $24.9 million as the earnings are considered to be permanently reinvested.

Blount, Inc. has settled its issues with the Internal Revenue Service through the 1990 fiscal year with no material adverse effect. The years 1991 through 1996 are still open for review. The Company's separate tax years from 1993 through the date of the merger (see Note 1) are open for review.

NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt consists of the following:

As of the last day of February                               1996        1995
- -----------------------------------------------------------------------------
In thousands
9% subordinated notes                                   $  79,350   $  78,550
Industrial Development Revenue Bonds payable,
maturing between 1997 and 2014, interest at varying
rates (principally 3.6% at February 29, 1996)              16,393      16,741
Other long-term debt, interest at 8%, payable in 1997       2,500       8,953
Lease purchase obligations, interest at varying
rates, payable in installments to 2000                        892       1,143
- -----------------------------------------------------------------------------
                                                           99,135     105,387
Less current maturities                                    (3,215)     (7,133)
- -----------------------------------------------------------------------------
                                                        $  95,920   $  98,254
- -----------------------------------------------------------------------------

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

Fiscal Year                                        Capital Leases
                                            ---------------------       Total
In thousands                       Debt     Principal    Interest    Payments
- -----------------------------------------------------------------------------
1997                          $   2,848      $    367      $   71   $   3,286
1998                                347           466          22         835
1999                                348            38           2         388
2000                                337            21                     358
2001                                338                                   338
2002 and beyond                  94,025                                94,025
- -----------------------------------------------------------------------------
                              $  98,243      $    892      $   95   $  99,230
- -----------------------------------------------------------------------------

At February 29, 1996, no amounts were outstanding under the Company's $100 million revolving credit agreement with a group of five banks. The $100 million agreement expires December 1999 and provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on cash flow and leverage ratios or, at the Company's irrevocable option, the debt rating for senior unsecured long-term debt of the Company. In addition, a commitment fee which varies to a maximum of 1/2% is charged on the total commitment. The agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, acquisitions, consolidations, mergers and sales of assets, and requires the Company to maintain certain specified debt-to-equity and fixed charge coverage ratios.

The proceeds from industrial development revenue bonds of $11.8 million issued in fiscal 1995 are held in trust and released as qualified capital expenditures are made. As of the last day of February 1996 and 1995, $7.6 million and $10.1 million were held in trust and are included in "Other assets" in the Company's consolidated balance sheets.

Blount, Inc. has 9% senior subordinated notes ("the 9% notes") outstanding in the principal amount of $79.4 million maturing on June 15, 2003. During fiscal 1995, approximately $20 million of the 9% subordinated notes were repurchased with no material gain or loss. The 9% notes are redeemable at the election of Blount, Inc., in whole or in part, at any time on or after June 15, 1998, initially at 103 3/8% of the principal amount and thereafter at prices declining to par on June 15, 2001. The 9% notes were issued under an indenture ("the indenture") between Blount, Inc. and a major bank as trustee. The indenture restricts Blount, Inc.'s ability to incur additional debt, pay dividends, make certain investments, dispose of assets, create liens on assets and merge or consolidate with another entity.

In August 1995, the Company entered into an agreement expiring August 31, 1998 with certain financial organizations under which it may sell up to $25 million of undivided interests in a pool of eligible accounts receivable in which the purchasers retain a security interest. The purchasers' level of investment may fluctuate based on the level of the eligible receivables in the pool. As of February 29, 1996, no receivables have been sold under this agreement.

Under the most restrictive debt requirement, Blount, Inc. retained earnings of approximately $61.8 million were available for the payment of dividends at February 29, 1996.

As of the last day of February 1996 and 1995, the weighted average interest rate on short-term borrowings was 8.4% and 10.3%, respectively.


NOTE 4:
ACQUISITIONS AND DISPOSALS

In December 1995, the Company acquired the outstanding capital stock of Simmons Outdoor Corporation ("Simmons"), a sports optics merchandiser. The purchase price was approximately $38 million. The acquisition has been accounted for by the purchase method, and the net assets and results of operations of Simmons have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. Sales and pretax income for Simmons for calendar 1995 were $40.9 million and $1.6 million, respectively.

In April 1994, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc. ("CTR"). CTR manufactures automated forestry harvesting equipment. In November 1994, the Company acquired the operating assets of Ram-Line, Inc. ("Ram-Line"), a manufacturer of stocks, magazines, lens caps and other products for the shooting sports market. The purchase price paid for the two businesses was approximately $18.2 million, including notes issued of $7.2 million. Both transactions have been accounted for by the purchase method. The combined sales and pretax income of CTR and Ram-Line for their most recent fiscal years prior to acquisition were approximately $17.1 million and $1.6 million, respectively.

In February 1994, the Company adopted a plan to discontinue its construction business through the orderly completion and close-out of the Company's principal domestic and foreign construction projects ("the projects") and the sale of Pozzo Construction Co. ("Pozzo"), a subsidiary headquartered in Los Angeles, California. In March 1994, the Company entered into an agreement with Caddell Construction Co., Inc. ("Caddell") to provide the consulting and construction management services necessary to complete the projects. As of February 29, 1996, the projects encompassed by the agreement with Caddell were complete. During the first quarter of fiscal 1996, Pozzo was sold with no material effect on the Company's financial condition.

In fiscal 1994, a provision for loss of $650 thousand (after tax benefits of $350 thousand) was recorded for disposal of the construction segment, which is reflected as discontinued operations in the accompanying consolidated statements of income. Results of the discontinued operations are summarized as follows (in thousands):

For the years ended the last day of February      1996        1995        1994
- ------------------------------------------------------------------------------
Revenues                                     $  31,158   $ 125,208   $ 210,090
Cost of revenues                                28,941     117,898     216,935
- ------------------------------------------------------------------------------
Gross profit (loss)                              2,217       7,310      (6,845)
Selling, general and administrative
  expenses                                        (748)     (4,070)     (8,093)
Other income - net                                 415         320          67
- ------------------------------------------------------------------------------
Income (loss) before income taxes                1,884       3,560     (14,871)
Provision (benefit) for income taxes               659       1,246      (5,205)
- ------------------------------------------------------------------------------
Net income (loss)                            $   1,225   $   2,314   $  (9,666)
- ------------------------------------------------------------------------------

As the provision for loss on disposal of the construction segment recorded in fiscal 1994 includes estimates of that segment's operating results until its final termination, the above net income for 1996 and 1995 has no impact on the Company's fiscal 1996 and 1995 statements of income. The 1994 loss before taxes of $14.9 million is net of income of approximately $7.3 million from a less than majority-owned foreign joint venture. Distributions to the Company from this joint venture were approximately $21.2 million in fiscal 1994 and $4.9 million in fiscal 1996.

The principal assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

As of the last day of February                               1996        1995
- -----------------------------------------------------------------------------
Accounts receivable                                     $  24,736   $  45,706
Other current assets                                        1,263      11,911
Other assets                                                  639       5,203
Accounts payable                                          (10,885)    (24,588)
Accrued expenses                                           (7,453)    (12,578)
Other current liabilities                                  (1,963)     (4,659)
Other liabilities                                                      (2,849)


NOTE 5:
CAPITAL STRUCTURE

The Company has authorized 60 million shares of Class A Common Stock, 14 million shares of Class B Common Stock and 4,456,855 shares of Preferred Stock. As of the last day of February 1996, no Preferred Stock was outstanding. The Class A Common Stock is entitled to elect 25% of the Company's Board of Directors, is entitled to one-tenth of one vote per share on all other matters and will receive an additional dividend of $.00833 in any quarter that a cash dividend is declared on the Class B Common Stock. The Class B Common Stock is entitled to elect 75% of the Company's Board of Directors and is entitled to one vote per share on all other matters. Each share of Class B Common Stock is convertible at any time at the option of the shareholder into one share of Class A Common

Stock.

The Company may grant options to purchase its Class A Common Stock to certain officers and key employees under a non-qualified plan approved in 1995 ("the 1995 plan"), a non-qualified plan approved in 1994 ("the 1994 plan") and a qualified Incentive Stock Option Plan ("ISOP") approved in 1992. Each plan terminates ten years from its effective date and provides for granting of options with an option price not less than fair market value at the time of grant. The options granted are exercisable for a period of up to ten years from the date of grant. As of the last day of February 1996 and 1995, there were options for 1,050,000 shares and no shares available for grant under the 1995 plan, no shares and 2,500 shares available for grant under the 1994 plan and 56,250 shares and 35,400 shares available for grant under the ISOP. At February 29, 1996, options for 571,590 shares were exercisable. Changes with respect to options for each of the last three years are as follows (in thousands, except per share prices):

                                           1996                      1995                      1994
                         ----------------------    ----------------------    ----------------------
                                Average   Total           Average   Total           Average   Total
                                    Per  Option               Per  Option               Per  Option
                         Shares   Share   Price    Shares   Share   Price    Shares   Share   Price
                         ------ ------- -------    ------ ------- -------    ------ ------- -------
Outstanding,
beginning of period      1,306  $15.86  $20,721    1,422  $11.12  $15,812    1,093  $ 5.64  $ 6,160
   Options granted          86   28.30    2,420      223   30.18    6,740      590   18.97   11,193
   Options exercised      (207)  10.26   (2,122)    (198)   5.62   (1,115)    (212)   6.09   (1,294)
   Options forfeited      (104)  13.93   (1,447)    (141)   5.08     (716)     (49)   5.11     (247)
                         -----  ------  -------    -----  ------  -------    -----  ------  -------
Outstanding, end
of period                1,081  $18.10  $19,572    1,306  $15.86  $20,721    1,422  $11.12  $15,812
                         -----  ------  -------    -----  ------  -------    -----  ------  -------

NOTE 6:
PENSION PLANS

The Company maintains funded, non-contributory, trusteed, defined benefit pension plans covering the majority of the domestic employees of the Company and certain subsidiaries. In addition, the Company sponsors certain supplemental defined benefit plans and employees of certain foreign operations participate in local plans.

The formulas of defined benefit plans generally base pension benefits paid to retired employees upon their length of service and a percentage of average compensation during certain years of employment. The plans' assets are invested principally in equity funds, bond funds and temporary cash investments. The actuarial method used for financial reporting purposes is the projected unit credit method. The components of pension expense for Company-sponsored defined benefit plans for each of the last three years were (in thousands):

                                                1996        1995        1994
- ----------------------------------------------------------------------------
Service cost-benefits earned                $  3,426    $  3,830    $  3,814
Interest cost                                  5,780       5,086       4,649
Actual return on plan assets                 (11,042)       (691)     (2,462)
Net amortization and deferral                  6,783      (2,418)        345
- ----------------------------------------------------------------------------
                                            $  4,947    $  5,807    $  6,346
- ----------------------------------------------------------------------------

The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. A Rabbi Trust has been established for the purpose of funding certain non-qualified benefits. The funded status of qualified and non-qualified defined benefit plans as of the last day of February 1996 and 1995 was as follows (in thousands):

                                                                   1996                         1995
                                             --------------------------- ---------------------------
                                             Assets Exceed   Accumulated Assets Exceed   Accumulated
                                               Accumulated      Benefits   Accumulated      Benefits
                                                  Benefits Exceed Assets      Benefits Exceed Assets
- -------------------------------------------  ------------- ------------- ------------- -------------
Actuarial present value of projected
benefit obligation:
   Vested                                        $ 50,895      $  3,749      $ 41,824      $  3,014
   Nonvested                                        2,665           431         1,737           138
- -------------------------------------------      --------      --------      --------      --------
   Accumulated benefit obligation                  53,560         4,180        43,561         3,152
   Effect of projected compensation increases      23,615           996        19,987           762
- -------------------------------------------      --------      --------      --------      --------
   Projected benefit obligation                    77,175         5,176        63,548         3,914
Plan assets at fair value                          79,856                      57,499            85
- -------------------------------------------      --------      --------      --------      --------
Plan assets greater (less) than
   projected benefit obligation                     2,681        (5,176)       (6,049)       (3,829)
Unrecognized transition (asset) obligation         (1,241)          403          (838)          575
Unrecognized prior service liability                2,082           382         3,335           376
Unrecognized net (gain) loss                        7,990           832         6,568          (399)
- -------------------------------------------      --------      --------      --------      --------
Net prepaid (accrued) pension cost               $ 11,512      $ (3,559)     $  3,016      $ (3,277)
- -------------------------------------------      --------      --------      --------      --------


The weighted average rate assumptions used in 1996, 1995 and 1994 to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                                 1996        1995        1994
- -----------------------------------------------------------------------------
Discount rate                                    7.6%        8.5%        7.6%
Rate of increase in compensation levels          4.1%        4.3%        4.4%
Expected long-term rate of return on
plan assets                                      8.7%        8.7%        8.6%
- -----------------------------------------------------------------------------

The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees and matches a portion of employee contributions. The expense was $2.8 million, $2.1 million and $1.9 million in 1996, 1995 and 1994.


NOTE 7:
POSTRETIREMENT INSURANCE BENEFITS

The Company sponsors plans which provide postretirement health care and life insurance benefits ("postretirement benefits") to eligible domestic retirees. The Company has funded the estimated liability for retirees of certain operations sold in a prior year. Other postretirement benefit plans are not funded and benefit payments are made as they become due.

Net periodic postretirement benefit expense for 1996, 1995 and 1994 consisted of the following components (in thousands):


                                                  1996       1995       1994
- ----------------------------------------------------------------------------
Service cost-benefits earned                  $    301   $    299   $    284
Interest cost                                    1,266      1,223      1,406
Actual return on plan assets                      (330)       (33)      (125)
Net amortization and deferral                      142        (49)        47
- ----------------------------------------------------------------------------
                                              $  1,379   $  1,440   $  1,612
- ----------------------------------------------------------------------------



The accumulated postretirement benefit obligation for the funded plan was $2.3 million and $2.5 million as of the last day of February 1996 and 1995. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets as of the last day of February 1996 and 1995 follows (in thousands):


                                                             1996       1995
- ----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                      $ 10,466   $ 11,234
   Fully eligible active plan participants                  2,172      1,788
   Other active plan participants                           2,044      2,369
- ----------------------------------------------------------------------------
                                                           14,682     15,391
Plan assets at fair value                                   2,143      2,171
- ----------------------------------------------------------------------------
Postretirement benefits in excess of assets               (12,539)   (13,220)
Unrecognized net (gain) loss                                  781      1,263
- ----------------------------------------------------------------------------
Accrued postretirement benefit cost                      $(11,758)  $(11,957)
- ----------------------------------------------------------------------------



The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 1/2% in 1996, 8 1/2% in 1995 and 7 1/2% in 1994. The expected long-term rate of return on plan assets was 8 3/4% in 1996, 1995 and 1994. A 9% annual rate of increase in the cost of health care benefits was assumed for 1996; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years and then decrease to the ultimate trend rate of 3%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of February 29, 1996, by 10% and the aggregate of the service and interest cost components of net periodic expense for 1996 by 11 1/2%.

NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to ten years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of February 29, 1996, are as follows (in millions): 1997-- $4.7; 1998--$2.7; 1999--$1.6; 2000--$.8; 2001--$.7 and 2002 and beyond--$1.3.
Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $6.3 million, $5.2 million and $5.7 million for 1996, 1995 and 1994.

The United States Environmental Protection Agency ("EPA") has designated a predecessor of Blount, Inc. as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of Blount, Inc. It is the view of management that because Blount, Inc.'s predecessor corporation purchased assets rather than stock, Blount, Inc. does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. Management believes the EPA is wrong on the successor liability issue. However, with other PRP's, Blount, Inc. made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA proceeded with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. Blount, Inc. denies that it is a PRP and is unable to determine any other party's share of total remediation costs. Blount, Inc. does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

Blount, Inc. is closing a Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, Blount, Inc. is required by the State of Idaho to undertake RCRA corrective action at the facility. This requires Blount, Inc. to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. In order to effect the investigation, in March 1994, Blount, Inc. and the State of Idaho Division of Environmental Quality ("IDEQ") entered into an Administrative Consent Order which governs the completion of the corrective action activities. The RCRA Facility Investigation has commenced and the soils investigation is complete. Environmental sampling indicates the presence of lead contamination in a limited number of shallow surface soils.
The IDEQ has approved Blount's proposal to excavate this limited lead contamination and dispose of it at a RCRA permitted landfill. There is also some trichloroethylene and perchloroethylene contamination of the uppermost groundwater beneath the facility. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the deeper drinking water aquifer. Further groundwater investigation is ongoing. It is expected that the range of remediation costs is from $2.8 million to $6.2 million. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results beyond amounts accrued.

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified Blount, Inc. that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the cleanup costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, Blount, Inc.'s waste volume compared to that total waste volume should cause Blount, Inc. to be classified as a "de minimis" PLP. In July 1992, Blount, Inc. and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until after the first quarter of 1997. Blount, Inc. is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, Blount, Inc.'s potential response costs associated with the Site will not have a material adverse effect on Blount, Inc.'s financial condition or operating results.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are large deductible amounts under insurance policies. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

At February 29, 1996, there were outstanding bank letters of credit in the approximate amount of $16.1 million issued principally in connection with various foreign construction contracts for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.


NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

At February 29, 1996, substantially all of the Company's trade and other accounts receivable of $121.1 million (see Note 11) arose from manufacturing operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 10). At February 29, 1996, approximately 70% of manufacturing receivables were from customers within the United States.
Accounts receivable from manufacturing customers are principally from service and dealer groups, distributors and chainsaw manufacturers, and are generally not collateralized. The Company's remaining construction receivables are primarily from governmental units in the United States and Kuwait.

From February 1994 until March 1995, the Company entered into foreign exchange forward contracts to reduce the effect of exchange rate fluctuations on anticipated future foreign currency cash flows. As these contracts did not qualify for hedge accounting treatment, gains or losses on the contracts were recorded in income as exchange rates fluctuated. In March 1995, contracts were executed to offset exposure under all outstanding foreign exchange forward contracts and, as of February 29, 1996, no remaining contracts were outstanding. At February 28, 1995, foreign exchange forward contracts of $51.0 million were outstanding. Foreign exchange forward contracts reduced income by approximately $.3 million, $1.3 million and $.1 million in fiscal 1996, 1995 and 1994, respectively.

The estimated fair values of certain financial instruments are as follows (in thousands):

As of the last day of February                       1996                  1995
- -------------------------------------------------------------------------------
                                      Carrying       Fair   Carrying       Fair
                                        Amount      Value     Amount      Value
                                     ---------  ---------  ---------  ---------
Cash and short-term investments      $  14,590  $  14,590  $  43,390  $  43,390
Other current assets (foreign
  exchange forward contracts                                     119        119
Other assets (principally restricted
  trust funds and notes receivable)     17,112     18,095     13,800     13,800
Notes payable and long-term debt
  (see Note 3)                        (107,612)  (111,580)  (106,045)  (105,457)
Accrued expenses (foreign exchange
  forward contracts)                                            (932)      (932)


The carrying amount of cash and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of notes receivable is estimated based on the discounted value of estimated future cash flows. The fair value of restricted trust funds approximates fair value for short-term instruments and is estimated by obtaining market quotes for longer term instruments. The fair value of long-term debt is estimated based on recent market transaction prices or on current rates available for debt with similar terms and maturities. The fair value of foreign exchange forward contracts is estimated by obtaining market quotes.


NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Outdoor Products segment manufactures and markets saw chain, bars, and sprockets for chain saws, maintenance accessories, industrial cutting products and home and garden products such as power trimmers and riding lawn mowers. The Outdoor Products segment sells to original equipment manufacturers and to end users through a diverse distribution and dealer network. The Industrial and Power Equipment segment manufactures and markets large mechanical timber harvesting equipment as well as power transmission and hydraulic and gear components. Customers include timber harvesting, materials handling, construction and utility businesses. The Sporting Equipment segment manufactures and markets small arms ammunition, reloading equipment and components, gun care accessories, shooting sports accessories and industrial powerloads, and markets and distributes sports optical products. Major markets include two-step distributors, cooperative buying groups, mass merchants and government agencies. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments, deferred income taxes and property, plant and equipment used by the corporate office.

In 1996, 1995 and 1994, no customer accounted for more than 10% of consolidated sales. In 1996, approximately 16.5% of sales by the Outdoor Products segment were to one customer. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of the Company's segments purchase certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

Information on Geographic Areas
For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Sales:
   United States                            $ 536,047   $ 493,293   $ 383,329
   Outside United States                      108,254      95,126     104,716
- -----------------------------------------------------------------------------
                                            $ 644,301   $ 588,419   $ 488,045
- -----------------------------------------------------------------------------
Operating income:
   United States                            $ 106,192   $  91,950   $  52,750
   Outside United States                        6,612       9,937      20,881
- -----------------------------------------------------------------------------
      Operating income from segments        $ 112,804   $ 101,887   $  73,631
- -----------------------------------------------------------------------------
Identifiable assets:
   United States                            $ 461,200   $ 425,021   $ 398,007
   Outside United States                       85,286      95,771     101,641
- -----------------------------------------------------------------------------
                                            $ 546,486   $ 520,792   $ 499,648
- -----------------------------------------------------------------------------

Included in United States sales were export sales of $106.2 million, $94.3 million and $54.5 million in 1996, 1995 and 1994. As a result of a contract manufacturing agreement with a subsidiary, sales of approximately $39 million and $35 million in fiscal 1996 and 1995, respectively, and the related operating income, which were classified as foreign sales and operating income in 1994 and prior years, are classified as United States export sales and operating income in fiscal 1996 and 1995. Total sales from international activities, including those in the above table and export sales, provided 33.3% of consolidated sales in fiscal 1996, 32.2% in fiscal 1995 and 32.7% in fiscal 1994. In fiscal 1996, 1995 and 1994, approximately 56.4%, 54.3% and 54.2%, respectively, of sales by the Outdoor Products segment were from international sources.

Information on Segments
For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Sales:
   Outdoor products                         $ 291,621   $ 268,110   $ 234,502
   Industrial and power equipment             240,605     207,556     162,026
   Sporting equipment                         112,075     112,753      91,517
- -----------------------------------------------------------------------------
                                            $ 644,301   $ 588,419   $ 488,045
- -----------------------------------------------------------------------------
Operating income:
   Outdoor products                         $  57,410   $  49,583   $  33,974
   Industrial and power equipment              42,182      32,987      24,503
   Sporting equipment                          13,212      19,317      15,154
- -----------------------------------------------------------------------------
   Operating income from segments             112,804     101,887      73,631
   Corporate office expenses                  (22,333)    (25,337)    (29,752)
- -----------------------------------------------------------------------------
   Income from operations                      90,471      76,550      43,879
   Interest expense                           (10,793)    (11,078)    (11,357)
   Interest income                              3,444       2,608       1,878
   Other income (expense), net                    554        (696)       (549)
- -----------------------------------------------------------------------------
   Income before income taxes               $  83,676   $  67,384   $  33,851
- -----------------------------------------------------------------------------


Identifiable assets:
   Outdoor products                         $ 202,112   $ 199,489   $ 202,671
   Industrial and power equipment              95,842      82,959      69,230
   Sporting equipment                         118,422      71,777      59,152
   Corporate office                           103,472     103,747      95,395
   Discontinued operations                     26,638      62,820      73,200
- -----------------------------------------------------------------------------
                                            $ 546,486   $ 520,792   $ 499,648
- -----------------------------------------------------------------------------
Depreciation and amortization:
   Outdoor products                         $  12,720   $  13,771   $  14,511
   Industrial and power equipment               3,625       3,820       3,616
   Sporting equipment                           4,302       3,774       3,594
   Corporate office                             1,534       1,584       1,093
- -----------------------------------------------------------------------------
                                            $  22,181   $  22,949   $  22,814
- -----------------------------------------------------------------------------
Capital expenditures:
   Outdoor products                         $   6,753   $   4,939   $   5,335
   Industrial and power equipment               2,195       4,917         698
   Sporting equipment                           3,504       4,578       1,377
   Corporate office                             6,829         254       7,033
- -----------------------------------------------------------------------------
                                            $  19,281   $  14,688   $  14,443
- -----------------------------------------------------------------------------

NOTE 11:
SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

As of the last day of February                               1996          1995
- -------------------------------------------------------------------------------
In thousands
Accounts receivable:
   Trade accounts and other                             $ 121,059     $  89,899
   Billings on construction contracts:
      Current                                              20,813        32,029
      Retainage estimated to be collected
        within one year                                     2,117        11,457
   Income taxes receivable                                  9,667
   Allowance for doubtful accounts                         (3,853)       (2,611)
- -------------------------------------------------------------------------------
                                                        $ 149,803     $ 130,774
- -------------------------------------------------------------------------------
Inventories:
   Finished goods                                       $  50,752     $  35,769
   Work in process                                         14,879        14,075
   Raw materials and supplies                              28,482        27,231
- -------------------------------------------------------------------------------
                                                        $  94,113     $  77,075
- -------------------------------------------------------------------------------
Property, plant and equipment:
   Land                                                 $   6,400     $   6,639
   Buildings and improvements                              82,901        82,948
   Machinery and equipment                                154,626       153,617
   Furniture, fixtures and office equipment                22,311        21,949
   Transportation equipment                                23,571        11,083
   Construction in progress                                 5,739         3,693
   Accumulated depreciation                              (160,026)     (145,561)
- -------------------------------------------------------------------------------
                                                        $ 135,522     $ 134,368
- -------------------------------------------------------------------------------
Accounts payable:
   Trade accounts and other                             $  51,393     $  58,388
   Retainage estimated to be paid within one year              61         6,492
- -------------------------------------------------------------------------------
                                                        $  51,454     $  64,880
- -------------------------------------------------------------------------------
Accrued expenses:
   Salaries, wages and related withholdings             $  24,437     $  25,033
   Employee benefits                                        7,885         5,707
   Casualty insurance costs                                15,849        15,240
   Income taxes payable                                     4,229         5,963
   Other                                                   31,829        39,892
- -------------------------------------------------------------------------------
                                                        $  84,229     $  91,835
- -------------------------------------------------------------------------------
Other liabilities:
   Employee benefits                                    $  23,898     $  21,215
   Casualty insurance costs                                   396         3,749
   Other                                                    1,403         1,482
- -------------------------------------------------------------------------------
                                                        $  25,697     $  26,446
- -------------------------------------------------------------------------------

At February 29, 1996, the Company's manufacturing operation in Canada had net assets of $14.3 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $11.9 million, $10.6 million and $8.9 million for 1996, 1995 and 1994.


Supplemental cash flow information is as follows (in thousands):

                                                     1996       1995       1994
- -------------------------------------------------------------------------------
Interest paid                                    $ 10,452   $ 10,378   $ 12,447
Income taxes paid                                  35,541     28,915     21,668
Capital lease obligations incurred                  7,124         34        106
Issuance of Company stock to employee
  benefits plan                                                  257      1,234
Acquisitions of businesses (see Note 4):
   Assets acquired                                 49,930     22,556
   Liabilities assumed and incurred               (12,534)   (12,406)
   Cash paid                                       37,396     10,150
- -------------------------------------------------------------------------------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the quarterly results of operations for the two years ended the last day of February 1996. All applicable amounts have been restated for the merger (see Note 1 of Notes to Consolidated Financial Statements).

In thousands,            First      Second       Third      Fourth      Fiscal
except share data       Quarter     Quarter     Quarter     Quarter   Year Total
- --------------------------------------------------------------------------------
1996

Sales                 $ 164,189    $ 147,166   $ 157,964   $ 174,982   $ 644,301
Gross profit             55,052       48,752      55,041      58,134     216,979
Net income               13,823       10,534      16,762      12,436      53,555
Net income per share        .71          .54         .86         .64        2.75

The second and third quarters include after tax charges of $1.0 million ($.05 per share) and $.4 million ($.02 per share) for costs associated with the merger (see Note 1 of Notes to Consolidated Financial Statements). The third quarter includes net income of $1.7 million ($.09 per share) from the use of charitable contribution carryovers resulting from the merger to reduce the provision for income taxes.

In thousands,            First      Second       Third      Fourth      Fiscal
except share data       Quarter     Quarter     Quarter     Quarter   Year Total
- --------------------------------------------------------------------------------
1995

Sales                  $ 145,684   $ 138,781   $ 157,459   $ 146,495   $ 588,419
Gross profit              48,519      47,094      52,963      49,025     197,601
Net income                 9,845       9,503      12,336       9,047      40,731
Net income per share         .51         .49         .64         .46        2.10

The first and third quarters include after-tax charges of $2.4 million ($.12 per share) and $2.3 million ($.12 per share), respectively, for anticipated litigation and settlement costs related to the sale of a former subsidiary. The second quarter includes net income of $.9 million ($.05 per share) from a loan guarantee fee received from a related party. The third and fourth quarters include after-tax charges of $1.3 million ($.07 per share) each for an environmental matter at the Company's Sporting Equipment segment's Lewiston, Idaho facility.





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the "Directors", "Executive Officers" and "Filing Disclosure" sections of the proxy statement for the June 24, 1996, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation and Other Information" section of the proxy statement for the June 24, 1996, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the June 24, 1996, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the June 24, 1996, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   15

     Consolidated Statements of Income for the years
     ended the last day of February 1996, 1995 and 1994                  17

     Consolidated Statements of Retained Earnings for the
     years ended the last day of February 1996, 1995 and 1994            17

     Consolidated Balance Sheets as of the last day of
     February 1996 and 1995                                              18

     Consolidated Statements of Cash Flows
     for the years ended the last day of
     February 1996, 1995 and 1994                                        19

     Consolidated Statements of Changes in Capital Stock
     Accounts for the years ended the last day of
     February 1996, 1995 and 1994                                        20

     Notes to Consolidated Financial Statements                       21 - 37

     Supplementary Data                                                  38

     (2) Schedules for the years ended the last day of February 1996, 1995 and 1994 *

               II.  Valuation and qualifying accounts                    45

* All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K in the Fourth Quarter

     None.

(c)  Exhibits required to be filed by Item 601 of Regulation S-K:

     *2          Plan and Agreement of Merger among Blount International, Inc.,
HBC Transaction Subsidiary, Inc. and Blount, Inc., dated August 17, 1995 filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *3(a)       Restated Certificate of Incorporation of Blount International,
Inc. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *3(b)       By-Laws of Blount International, Inc. filed as part of
Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *4(a)       Registration Rights and Stock Transfer Restriction agreement filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *4(b)       Registration Statement on Form S-2 (Reg. No. 33-62728) of
Blount, Inc. with respect to the 9% subordinated notes due June 2003 of Blount, Inc., including amendments and exhibits, which became effective on June 30, 1993 (Commission File No. 1-7002).

     *10(a)      Form of Indemnification Agreement between Blount International,
Inc. and The Blount Holding Company, L.P. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *10(b)      Insurance Agreement between Blount, Inc. and Winton M. Blount which was filed as an exhibit to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1983.

     *10(c)      Supplemental Retirement and Disability Plan of Blount, Inc.
which was filed as Exhibit 10(e) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

     *10(d)      Written description of the Management Incentive Plan of Blount,
Inc. which was included within the Proxy Statement of Blount, Inc. for the Annual Meeting of Stockholders held June 27, 1994 (Commission File No. 1-7002).

     *10(e)      Supplemental Retirement Savings Plan of Blount, Inc. which was filed as Exhibit 10(i) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

     *10(f)      Insurance Agreement between Blount, Inc. and D. Joseph McInnes which was filed as Exhibit 10(y) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1991 (Commission File No. 1-7002).

     *10(g)      Supplemental Executive Retirement Plan between Blount, Inc. and
Winton M. Blount which was filed as Exhibit 10(z) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1991 (Commission File No. 1-7002).

     *10(h)      1992 Blount Incentive Stock Option Plan of Blount, Inc. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *10(i)      Supplemental Executive Retirement Plan between Blount, Inc. and
John M. Panettiere which was filed as Exhibit 10(t) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1993 (Commission File No. 1-7002).

     *10(j)      1994 Blount Executive Stock Option Plan of Blount, Inc. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *10(k)      Executive Management Target Incentive Plan of Blount, Inc.
which was filed as Exhibit B to the Proxy Statement of Blount, Inc. for the Annual Meeting of Stockholders held June 27, 1994 (Commission File No. 1-7002).

     *10(l)      1995 Blount Long-Term Executive Stock Option Plan of Blount,
Inc. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *10(m)      Employment Agreement between Blount, Inc. and John M.
Panettiere which was filed as Exhibit 10(p) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-
7002).

     *10(n)      Employment Agreement between Blount, Inc. and Harold E. Layman which was filed as Exhibit 10(q) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

     *10(o)      Employment Agreement between Blount, Inc. and D. Joseph McInnes which was filed as Exhibit 10(r) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

     *10(p)      Employment Agreement between Blount, Inc. and James S. Osterman which was filed as Exhibit 10(s) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

     *10(q)      Employment Agreement between Blount, Inc. and Donald B. Zorn which was filed as Exhibit 10(t) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

     *10(r)      Supplemental Executive Retirement Plan between Blount, Inc. and
Donald B. Zorn which was filed as Exhibit 10(v) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

     *10(s)      $100 Million Revolving Credit Agreement of Blount, Inc. which was filed as Exhibit 10(w) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

    **10(t)      Letter Agreement between Blount, Inc. and Richard H. Irving
III.

    **10(u)      Blount, Inc. Non-Employee Directors' Stock Compensation Plan.

     *10(v)      Agreement and Plan of Merger By and Among Simmons Outdoor
Corporation, Blount, Inc., and S.O.C. Corporation filed as part of Schedule 14D-1 and Schedule 13D of Simmons Outdoor Corporation, S.O.C. Corporation, Blount, Inc., and Blount International, Inc., which was filed on November 17, 1995.

    **10(w)      Amendments to and Assumptions of Employment Agreements with the following individuals:

                      John M. Panettiere
                      Harold E. Layman
                      D. Joseph McInnes
                      James S. Osterman
                      Donald B. Zorn

    **10(x)(i)   Blount, Inc. Executive Benefit Plans Trust Agreement.

    **10(x)(ii) Amendment To and Assumption of Blount, Inc. Executive Benefit Plans Trust.

    **10(y)(i)   Blount, Inc. Benefits Protection Trust Agreement.

    **10(y)(ii) Amendment To and Assumption of Blount, Inc. Benefits Protection Trust.

11.  Computation of net income per common share included herein on page 46.

21. A list of the significant subsidiaries of Blount International, Inc. included herein on page 47.

23.  Consent of Independent Accountants included herein on page 48.

27.  Financial Data Schedule.

*    Incorporated by reference.

**   Filed electronically herewith.  Copies of such exhibits may be obtained upon written request from:
          Corporate Communications
          Blount International, Inc.
          P.O. Box 949
          Montgomery, AL  36101-0949

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOUNT INTERNATIONAL, INC.

By:  /s/ Harold E. Layman
Harold E. Layman
Senior Vice President and
Chief Financial Officer

Dated:  May 13, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 13, 1996


/s/ Winton M. Blount                    /s/ Alfred M. Gleason
Winton M. Blount                        Alfred M. Gleason
Chairman of the Board                   Director
and Director

/s/ W. Houston Blount                   /s/ Mary D. Nelson
W. Houston Blount                       Mary D. Nelson
Director                                Director

/s/ R. Eugene Cartledge                 /s/ John M. Panettiere
R. Eugene Cartledge                     John M. Panettiere
Director                                President and Chief Executive
                                        Officer and Director

/s/ C. Todd Conover                     /s/ Arthur P. Ronan
C. Todd Conover                         Arthur P. Ronan
Director                                Director

/s/ H. Corbin Day                       /s/ Joab L. Thomas
H. Corbin Day                           Joab L. Thomas
Director                                Director

/s/ Herbert J. Dickson                  /s/ Rodney W. Blankenship
Herbert J. Dickson                      Rodney W. Blankenship
Director                                Chief Accounting Officer

/s/ Emory M. Folmar
Emory M. Folmar
Director