Form 10-Q
period 1996-03-31
BLOUNT INTERNATIONAL INC
filed 1996-05-17
CIK 1001606

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                          ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

    Former fiscal year was the twelve months ended the last day of February.

     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
      Class of Common Stock                              March 31, 1996
      ---------------------                             -----------------
Class A Common Stock $.01 Par Value                     13,186,048 shares
Class B Common Stock $.01 Par Value                      5,923,358 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        March 31, 1996 and February 29, 1996                 3

     Consolidated Statements of Income -
        three months ended March 31, 1996 and 1995           4

     Consolidated Statements of Cash Flows -
        three months ended March 31, 1996 and 1995           5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                    9

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    12

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                       March 31,    February 29,
                                                          1996         1996
                                                       ----------    ----------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $9,426 and $11,386                  $ 11,414      $ 14,590
   Accounts receivable, net of allowances for
      doubtful accounts of $3,883 and $3,853              148,023       149,803
   Inventories                                             95,004        94,113
   Deferred income taxes                                   23,427        23,491
   Other current assets                                     3,719         3,502
                                                         --------      --------
                    Total current assets                  281,587       285,499
Property, plant and equipment, net of accumulated
   depreciation of $160,202 and $160,026                  129,137       135,522
Cost in excess of net assets of acquired
   businesses, net                                         87,887        88,111
Other assets                                               36,608        37,354
                                                         --------      --------
Total Assets                                             $535,219      $546,486
                                                         ========      ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $  4,813      $ 11,692
   Accounts payable                                        44,486        51,454
   Accrued expenses                                        84,712        84,229
   Other current liabilities                                1,963         1,963
                                                         --------      --------
                    Total current liabilities             135,974       149,338
Long-term debt, exclusive of current maturities            95,887        95,920
Deferred income taxes, exclusive of current portion        21,100        20,533
Other liabilities                                          25,679        25,697
                                                         --------      --------
                    Total liabilities                     278,640       291,488
                                                         --------      --------
Commitments and Contingent Liabilities
Shareholders' equity:
   Common Stock: par value $.01 per share
      Class A: 13,186,048 and 13,176,357 shares issued        132           132
      Class B, convertible: 5,923,358 and 5,923,358
         shares issued                                         59            59
   Capital in excess of par value of stock                 31,369        31,317
   Retained earnings                                      216,883       215,311
   Accumulated translation adjustment                       8,136         8,179
                                                         --------      --------
                    Total shareholders' equity            256,579       254,998
                                                         --------      --------
Total Liabilities and Shareholders' Equity               $535,219      $546,486
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1996           1995
                                                    -----------    -----------
                                                           (Unaudited)
Sales                                               $   173,281    $   155,255
Cost of sales                                           114,735        102,106
                                                    -----------    -----------
Gross profit                                             58,546         53,149
Selling, general and
   administrative expenses                               34,865         30,619
                                                    -----------    -----------
Income from operations                                   23,681         22,530
Interest expense                                         (2,843)        (2,606)
Interest income                                             190            670
Other income (expense), net                                 702         (1,090)
                                                    -----------    -----------
Income before income taxes                               21,730         19,504
Provision for income taxes                                8,317          7,818
                                                    -----------    -----------
Net income                                          $    13,413    $    11,686
                                                    ===========    ===========
Net income per common share                         $       .69    $       .60
                                                    ===========    ===========
Weighted average number of common and
   common equivalent shares outstanding              19,462,238     19,454,451
                                                    ===========    ===========
Cash dividends declared
   per share:
      Class A Common Stock                          $     .1100    $     .0950
                                                    ===========    ===========
      Class B Common Stock                          $     .1017    $     .0867
                                                    ===========    ===========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                           1996        1995
                                                         --------    --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $ 13,413    $ 11,686
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    5,912       6,032
      Deferred income taxes                                 4,896      (1,357)
      Loss (gain) on disposals of property, plant
         and equipment                                         87         (26)
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            Increase in accounts receivable               (33,518)     (7,459)
            (Increase) decrease in inventories                904      (4,639)
            Decrease in other assets                        3,759       5,622
            Increase (decrease) in accounts payable         1,794      (5,339)
            Increase (decrease) in accrued expenses         3,052      (3,297)
            Increase (decrease) in other liabilities        3,294        (276)
                                                         --------    --------
      Net cash provided by operating activities             3,593         947
                                                         --------    --------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                     809         101
   Purchases of property, plant and equipment              (3,593)     (3,391)
   Acquisitions of businesses                                             (17)
                                                         --------    --------
      Net cash used in investing activities                (2,784)     (3,307)
                                                         --------    --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings       (1,520)         44
   Issuance of long-term debt                                           2,300
   Reduction of long-term debt                                (78)     (1,861)
   (Increase) decrease in restricted funds                  1,374      (1,373)
   Dividends paid                                          (2,053)     (1,889)
   Other                                                      345         523
                                                         --------    --------
      Net cash used in financing activities                (1,932)     (2,256)
                                                         --------    --------

   Net decrease in cash and cash equivalents               (1,123)     (4,616)
   Cash and cash equivalents at beginning of period        12,537      50,419
                                                         --------    --------
   Cash and cash equivalents at end of period            $ 11,414    $ 45,803
                                                         ========    ========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 Effective April 15, 1996, the Board of Directors of Blount International, Inc. ("BII") approved the change of BII's fiscal year from a year ending on the last day of February, which was the fiscal year end used in its most recent filing with the Securities and Exchange Commission, to the new fiscal year end of December 31. The report on Form 10-K for the ten-month period ending December 31, 1996, will be the form on which the report covering the transition period will be filed by BII. During the transition period, BII will file quarterly reports on Form 10-Q on the basis of the quarter-ends of the newly adopted fiscal year, March 31, June 30 and September 30.

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the three-month period ended March 31, 1996.
These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report to Shareholders for the fiscal year ended February 29, 1996. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1996, due to the seasonal nature of certain of the Company's operations.


The Company's Internet home site is http://www.blount.com.


NOTE 2  Inventories consist of the following (in thousands):

                                                March 31,     February 29,
                                                  1996            1996
                                              ------------    ------------
         Finished goods                         $ 52,189        $ 50,752
         Work in process                          15,025          14,879
         Raw materials and supplies               27,790          28,482
                                                --------        --------
                                                $ 95,004        $ 94,113
                                                ========        ========


NOTE 3 The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin ("the Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. Management believes the EPA is wrong on the successor liability issue. However, with other PRPs, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA proceeded with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRPs. One of the PRPs, the Town of Onalaska ("the Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRPs and other parties that, while not named by the EPA as PRPs, may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

The Company is closing a Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, the Company is required by the State of Idaho to undertake RCRA corrective action at the facility. This requires the Company to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. In order to effect the investigation, in March 1994, the Company and the State of Idaho Division of Environmental Quality ("IDEQ") entered into an Administrative Consent Order which governs the completion of the corrective action activities. The RCRA Facility Investigation has commenced and the soils investigation is complete. Environmental sampling indicates the presence of lead contamination in a limited number of shallow surface soils.
The IDEQ has approved the Company's proposal to excavate this limited lead contamination and dispose of it at a RCRA permitted landfill. There is also some trichloroethylene and perchloroethylene contamination of the uppermost groundwater beneath the facility. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the deeper drinking water aquifer. Further groundwater investigation is ongoing. It is expected that the range of remediation costs is from $2.8 million to $6.2 million. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results beyond amounts accrued.

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until after the first quarter of 1997. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are large deductible amounts under the Company's insurance policies. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

At March 31, 1996, the Company had outstanding bank letters of credit in the approximate amount of $15.4 million issued principally in connection with various foreign construction contracts for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

See Note 8 to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended February 29, 1996 for other commitments and contingencies of the Company which have not changed significantly since year-end.


NOTE 4  Segment information is as follows (in thousands):

                                               Three Months
                                              Ended March 31,
                                            -------------------
                                              1996       1995
                                            --------   --------
Sales:
   Outdoor Products                         $ 78,003   $ 70,955
   Industrial and Power Equipment             58,544     54,298
   Sporting Equipment                         36,734     30,002
                                            --------   --------
                                            $173,281   $155,255
                                            ========   ========
Operating income:
   Outdoor Products                         $ 15,713   $ 13,489
   Industrial and Power Equipment              9,756      8,936
   Sporting Equipment                          4,130      4,239
                                            --------   --------
Operating income from segments                29,599     26,664
Corporate office expenses                     (5,918)    (4,134)
                                            --------   --------
   Income from operations                     23,681     22,530
Interest expense                              (2,843)    (2,606)
Interest income                                  190        670
Other expense, net                               702     (1,090)
                                            --------   --------
Income before income taxes                  $ 21,730   $ 19,504
                                            ========   ========


NOTE 5 Income taxes paid during the three months ended March 31, 1996 and 1995 were $6.1 million and $11.4 million. Interest paid during the three months ended March 31, 1996 and 1995 was $813 thousand and $751 thousand.


NOTE 6 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The Company reported improved performance for the three months ended March 31, 1996. Sales for the three months ended March 31, 1996, were $173.3 million compared to $155.3 million for the comparable three-month period of the prior year. Net income for the first three months of calendar 1996 was $13.4 million ($.69 per share) compared to net income of $11.7 million ($.60 per share) for the comparable period of the prior year. These operating results reflect improved operating income from the Outdoor Products and the Industrial and Power Equipment segments, and flat results from the Sporting Equipment segment.
Higher corporate expenses (included in selling, general and administrative expenses) resulted from increased accruals for employee incentive plans. Other income (expense), net includes foreign exchange losses of $1.0 million during the three months ended March 31, 1995. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's fiscal 1996 Form 10-K and Annual Report to Shareholders. During April 1996, the Company changed its fiscal year from a twelve-month period ended the last day of February to a calendar year. See Note 1 of Notes to Consolidated Financial Statements.

Sales for the Outdoor Products segment for the first three months of calendar 1996 were $78.0 million compared to $71.0 million during the first three months of the prior year. Operating income increased by 16% to $15.7 million during the first three months of calendar 1996 from $13.5 million in the comparable period of the prior year. The sales and operating income increases were principally attributable to a higher volume of saw chain and saw bars sold in foreign markets by the Company's Oregon Cutting Systems Division.

Sales for the Industrial and Power Equipment segment were $58.5 million during the first three months of calendar 1996 compared to $54.3 million during the same period last year. Operating income increased by 9% to $9.8 million during the first three months of calendar 1996. The improved results were primarily attributable to the additional profit generated by a higher volume of sales of rotation bearings by the Company's Gear Products, Inc. subsidiary. The Company believes that a recent drop in the price of pulp and lumber has caused some of its customers to cancel orders of timber harvesting and log loading machinery in the months of February and March. Incoming orders declined substantially during late February and in March. The Company has implemented both major dealer sales incentive programs and strong cost reduction measures to help mitigate the effect of the reduced order level.

Sales for the Sporting Equipment segment increased to $36.7 million in the first three months of calendar 1996 from $30.0 million in the comparable period of the prior year, while operating income was flat at $4.1 million during the current year. Simmons Outdoor Corporation, acquired in December 1995, added sales and operating income of $9.7 million and $.6 million, respectively, for the first three months of calendar 1996. The remaining Sporting Equipment operations experienced lower sales and operating income, primarily due to lower volume resulting from reduced demand.

The Company's total backlog at March 31, 1996 was $100.5 million compared to $112.8 million at February 29, 1996.

Financial Condition, Liquidity and Capital Resources

At March 31, 1996, the Company had no amounts outstanding under its $100 million revolving credit agreement or its $25 million receivable sale agreement. The long-term debt to equity ratio was .4 to 1 as compared to a ratio of .4 to 1 at February 29, 1996. At March 31, 1996, 9% subordinated notes of $79.4 million were outstanding which mature in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's fiscal 1996 Annual Report to Shareholders for the terms and conditions of the $100 million revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Working capital was $145.6 million at March 31, 1996 compared to $136.2 million at February 29, 1996. The Company's operating cash flows for the first three months of calendar 1996 were $3.6 million compared to $.9 million for the comparable period of the prior year.

Restrictions on the ability of Blount, Inc., a wholly-owned subsidiary of the Company, to pay cash dividends are contained in the indenture related to the 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $63.6 million were available for the payment of dividends at March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
- ----------------------------------
            Registrant





Date:  May 17, 1996                            /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer