Form 10-Q
period 1996-06-30
BLOUNT INTERNATIONAL INC
filed 1996-08-13
CIK 1001606

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                          ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
      Class of Common Stock                              June 30, 1996
      ---------------------                             -----------------
Class A Common Stock $.01 Par Value                     13,326,744 shares
Class B Common Stock $.01 Par Value                      5,915,160 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        June 30, 1996 and February 29, 1996                  3

     Consolidated Statements of Income -
        three months and six months ended
        June 30, 1996 and 1995                               4

     Consolidated Statements of Cash Flows -
        six months ended June 30, 1996 and 1995              5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   10

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    13

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                        June 30,    February 29,
                                                          1996         1996
                                                       ----------    ----------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $21,226 and $11,386                 $ 24,754      $ 14,590
   Accounts receivable, net of allowances for
      doubtful accounts of $3,740 and $3,853              119,487       149,803
   Inventories                                             90,915        94,113
   Deferred income taxes                                   23,426        23,491
   Other current assets                                     3,327         3,502
                                                         --------      --------
                    Total current assets                  261,909       285,499
Property, plant and equipment, net of accumulated
   depreciation of $164,542 and $160,026                  128,320       135,522
Cost in excess of net assets of acquired
   businesses, net                                         87,482        88,111
Other assets                                               36,573        37,354
                                                         --------      --------
Total Assets                                             $514,284      $546,486
                                                         ========      ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $  1,677      $ 11,692
   Accounts payable                                        31,537        51,454
   Accrued expenses                                        70,088        84,229
   Other current liabilities                                1,700         1,963
                                                         --------      --------
                    Total current liabilities             105,002       149,338
Long-term debt, exclusive of current maturities            95,791        95,920
Deferred income taxes, exclusive of current portion        20,559        20,533
Other liabilities                                          26,210        25,697
                                                         --------      --------
                    Total liabilities                     247,562       291,488
                                                         --------      --------
Commitments and Contingent Liabilities
Shareholders' equity:
   Common Stock: par value $.01 per share
      Class A: 13,326,744 and 13,176,357 shares issued        133           132
      Class B, convertible: 5,915,160 and 5,923,358
         shares issued                                         59            59
   Capital in excess of par value of stock                 33,100        31,317
   Retained earnings                                      225,437       215,311
   Accumulated translation adjustment                       7,993         8,179
                                                         --------      --------
                    Total shareholders' equity            266,722       254,998
                                                         --------      --------
Total Liabilities and Shareholders' Equity               $514,284      $546,486
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                  Three months                Six months
                                 ended June 30,             ended June 30,
                             -----------------------    -----------------------
                                1996         1995          1996         1995
                             ----------   ----------    ----------   ----------
                                   (Unaudited)                (Unaudited)
Sales                        $  142,018   $  154,394    $  315,299   $  309,649
Cost of sales                    93,211      105,494       207,946      207,600
                             ----------   ----------    ----------   ----------
Gross profit                     48,807       48,900       107,353      102,049
Selling, general and
   administrative expenses       29,491       30,523        64,356       61,142
                             ----------   ----------    ----------   ----------
Income from operations           19,316       18,377        42,997       40,907
Interest expense                 (2,574)      (2,632)       (5,417)      (5,238)
Interest income                     356          861           546        1,531
Other income (expense), net         (63)        (170)          639       (1,260)
                             ----------   ----------    ----------   ----------
Income before income taxes       17,035       16,436        38,765       35,940
Provision for income taxes        6,414        6,756        14,731       14,574
                             ----------   ----------    ----------   ----------
Net income                   $   10,621   $    9,680    $   24,034   $   21,366
                             ==========   ==========    ==========   ==========
Net income per common share  $      .54   $      .50    $     1.23   $     1.10
                             ==========   ==========    ==========   ==========
Weighted average number
   of common and common
   equivalent shares
   outstanding               19,576,594   19,423,377    19,544,227   19,438,260
                             ==========   ==========    ==========   ==========
Cash dividends declared
   per share:
      Class A Common Stock   $    .1100   $    .0950    $    .2200   $    .1900
                             ==========   ==========    ==========   ==========
      Class B Common Stock   $    .1017   $    .0867    $    .2034   $    .1733
                             ==========   ==========    ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                      Six months ended June 30,
                                                      -------------------------
                                                           1996        1995
                                                         --------    --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $ 24,034    $ 21,366
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                   11,810      11,556
      Deferred income taxes                                 4,356        (991)
      Loss (gain) on disposals of property, plant
         and equipment                                        134         (49)
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            (Increase) decrease in accounts receivable     (4,982)      6,399
            (Increase) decrease in inventories              4,693      (6,617)
            Decrease in other assets                        3,091       5,449
            Decrease in accounts payable                  (11,155)    (12,937)
            Decrease in accrued expenses                  (11,545)    (14,809)
            Increase in other liabilities                   3,428       1,815
                                                         --------    --------
      Net cash provided by operating activities            23,864      11,182
                                                         --------    --------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                     860       4,984
   Purchases of property, plant and equipment              (7,934)     (5,812)
   Acquisitions of businesses                                             (17)
                                                         --------    --------
      Net cash used in investing activities                (7,074)       (845)
                                                         --------    --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings       (2,151)        282
   Issuance of long-term debt                                           2,300
   Reduction of long-term debt                             (2,679)     (4,937)
   (Increase) decrease in restricted funds                  2,300        (842)
   Dividends paid                                          (4,120)     (3,634)
   Other                                                    2,077         793
                                                         --------    --------
      Net cash used in financing activities                (4,573)     (6,038)
                                                         --------    --------

   Net increase in cash and cash equivalents               12,217       4,299
   Cash and cash equivalents at beginning of period        12,537      50,419
                                                         --------    --------
   Cash and cash equivalents at end of period            $ 24,754    $ 54,718
                                                         ========    ========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 Effective April 15, 1996, the Board of Directors of Blount International, Inc. ("BII") approved the change of BII's fiscal year from a year ending on the last day of February, which was the fiscal year end used in its most recent report on Form 10-K filed with the Securities and Exchange Commission, to the new fiscal year end of December 31. The report on Form 10-K for the ten-month period ending December 31, 1996, will be the form on which the report covering the transition period will be filed by BII. During the transition period, BII is filing quarterly reports on Form 10-Q on the basis of the quarter-ends of the newly adopted fiscal year, March 31, June 30 and September 30.

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 1996 and the results of operations and cash flows for the periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report to Shareholders for the fiscal year ended February 29, 1996. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1996, due to the seasonal nature of certain of the Company's operations.


The Company's Internet home site is http://www.blount.com.


NOTE 2  Inventories consist of the following (in thousands):

                                                June 30,      February 29,
                                                  1996            1996
                                              ------------    ------------
         Finished goods                         $ 52,761        $ 50,752
         Work in process                          14,954          14,879
         Raw materials and supplies               23,200          28,482
                                                --------        --------
                                                $ 90,915        $ 94,113
                                                ========        ========


NOTE 3 In July 1996, the Company purchased and retired approximately $10.6 million of its 9% subordinated notes. There was no material gain or loss on the transaction.

NOTE 4  Segment information is as follows (in thousands):

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1996       1995        1996       1995
                                     --------   --------    --------   --------
Sales:
   Outdoor Products                  $ 68,131   $ 70,347    $146,134   $141,302
   Industrial and Power Equipment      41,138     56,805      99,682    111,103
   Sporting Equipment                  32,749     27,242      69,483     57,244
                                     --------   --------    --------   --------
                                     $142,018   $154,394    $315,299   $309,649
                                     ========   ========    ========   ========
Operating income:
   Outdoor Products                  $ 14,302   $ 12,386    $ 30,015   $ 25,875
   Industrial and Power Equipment       6,415      8,969      16,171     17,905
   Sporting Equipment                   3,136      2,312       7,266      6,551
                                     --------   --------    --------   --------
Operating income from segments         23,853     23,667      53,452     50,331
Corporate office expenses              (4,537)    (5,290)    (10,455)    (9,424)
                                     --------   --------    --------   --------
   Income from operations              19,316     18,377      42,997     40,907
Interest expense                       (2,574)    (2,632)     (5,417)    (5,238)
Interest income                           356        861         546      1,531
Other income (expense), net               (63)      (170)        639     (1,260)
                                     --------   --------    --------   --------
Income before income taxes           $ 17,035   $ 16,436    $ 38,765   $ 35,940
                                     ========   ========    ========   ========


NOTE 5 The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin ("the Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. Management believes the EPA is wrong on the successor liability issue and the Company may have other defenses as well. However, with other PRPs, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA proceeded with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRPs. One of the PRPs, the Town of Onalaska ("the Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRPs and other parties that, while not named by the EPA as PRPs, may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

The Company is closing a Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, the Company is required by the State of Idaho to undertake RCRA corrective action at the facility. This requires the Company to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. In order to effect the investigation, in March 1994, the Company and the State of Idaho Division of Environmental Quality ("IDEQ") entered into an Administrative Consent Order which governs the completion of the corrective action activities. The RCRA Facility Investigation is complete, as are the RCRA corrective measures for the lead contamination in the surface soils. Closure Certification Reports for each of the solid waste management units and areas of concern containing lead contaminated soil have been submitted to IDEQ. However, there is also some trichloroethylene and perchloroethylene contamination of the uppermost groundwater beneath the facility. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the deeper drinking water aquifer. Further groundwater investigation is ongoing. It is expected that the range of remediation costs is from $2.8 million to $6.2 million. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results beyond amounts accrued.

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

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are large retentions or deductible amounts under the Company's insurance policies. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

At June 30, 1996, the Company had outstanding bank letters of credit in the approximate amount of $7.9 million issued principally in connection with various foreign construction contracts for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

See Note 8 to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended February 29, 1996 for other commitments and contingencies of the Company which have not changed significantly since year-end.


NOTE 6 Income taxes paid during the six months ended June 30, 1996 and 1995 were $8.4 million and $19.9 million. Interest paid during the six months ended June 30, 1996 and 1995 was $5.3 million and $5.1 million.


NOTE 7 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and six months ended June 30, 1996, were $142.0 million and $315.3 million compared to $154.4 million and $309.6 million for the comparable periods of the prior year. Net income for the second quarter and first half of calendar 1996 was $10.6 million ($.54 per share) and $24.0 million ($1.23 per share) compared to net income of $9.7 million ($.50 per share) and $21.4 million ($1.10 per share) for the comparable periods of the prior year. These operating results reflect improved operating income from the Outdoor Products and the Sporting Equipment segments, and lower income from the Industrial and Power Equipment segment. Corporate expenses (included in selling, general and administrative expenses) were lower during the current year's second quarter, reflecting the absence of merger related expenses and certain expenses eliminated as a result of last November's merger (see Note 1 of Notes to the Consolidated Financial Statements included in the Company's fiscal 1996 Form 10-K). Corporate expenses were higher for the six months ended June 30, 1996, as a result of increased accruals for employee incentive plans during the first quarter of calendar 1996. Other income (expense), net for the six months ended June 30, 1995 includes foreign exchange losses of $1.0 million incurred during the first quarter of that year. The Company's effective income tax rate is lower during the current year, as compared to the prior year. The effective income tax rate for the six months ended June 30, 1996, approximates the annual rate for the Company's prior full fiscal year, excluding the effect of a contribution carryover associated with last November's merger. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's fiscal 1996 Form 10-K and Annual Report to Shareholders. During April 1996, the Company changed its fiscal year from a twelve-month period ended the last day of February to a calendar year. See Note 1 of Notes to Consolidated Financial Statements.

Sales for the Outdoor Products segment for the second quarter and first six months of calendar 1996 were $68.1 million and $146.1 million compared to $70.3 million and $141.3 million during the second quarter and first six months of the prior year. Operating income was $14.3 million and $30.0 million during the second quarter and first half of calendar 1996 compared to $12.4 million and $25.9 million in the prior year. Sales for the Company's Oregon Cutting Systems Division ("Oregon") were basically flat for the current year's second quarter but up by 6.3% for the six months ended June 30, 1996, reflecting a higher volume of saw chain and saw bar sales. Oregon's higher margins during the second quarter, principally due to lower manufacturing costs and revised estimates of the net realizable value of certain inventory, and higher sales volume for the first half of calendar 1996 resulted in improved operating income for the total segment, more than offsetting the effect of reduced sales at the Company's riding lawn mower business ("Dixon"). Dixon's sales were down by 21.5% and 7.6% for the second quarter and first half of calendar 1996, respectively, as a result of a late spring outdoor care season due to unfavorable weather conditions. Management expects Dixon's sales to return to normal seasonal levels during the remainder of 1996.

Sales for the Industrial and Power Equipment segment were $41.1 million and $99.7 million during the second quarter and first half of calendar 1996 compared to $56.8 million and $111.1 million during the same periods last year. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The Company has recently seen some improvement in order intake for forestry equipment in conjunction with reduced mill inventories and firming pulp prices and expects a gradual return to normalcy during the second half of the year. Operating income was $6.4 million and $16.2 million for the second quarter and first six months of calendar 1996 compared to $9.0 million and $17.9 million for comparable periods of the prior year. The reduction in operating income reflects the effect of the sales decline, partially offset by reduced accruals for product liability costs and improved income from the Company's Gear Products, Inc. subsidiary resulting primarily from a higher sales volume of rotation bearings and mechanical power and transmission components.

Sales for the Sporting Equipment segment increased to $32.7 million and $69.5 million in the second quarter and first half of calendar 1996 from $27.2 million and $57.2 million in the comparable periods of the prior year. Operating income was up to $3.1 million and $7.3 million during the second quarter and first half of the current year from $2.3 million and $6.6 million during the comparable periods of the prior year. Simmons Outdoor Corporation, acquired in December 1995, added sales of $10.5 million and $20.2 million and operating income of $.9 million and $1.5 million for the second quarter and first half of calendar 1996, respectively. The remaining Sporting Equipment operations experienced lower sales and operating income, primarily due to lower volume resulting from reduced demand following a slowdown during the second half of 1995.

The Company's total backlog at June 30, 1996 was $89.4 million compared to $112.8 million at February 29, 1996. The reduction is principally due to reduced forestry equipment sales orders.


Financial Condition, Liquidity and Capital Resources

At June 30, 1996, the Company had no amounts outstanding under its $100 million revolving credit agreement or its $25 million receivable sale agreement. The long-term debt to equity ratio was .4 to 1 at June 30, 1996, and February 29, 1996. At June 30, 1996, 9% subordinated notes of $79.4 million were outstanding which mature in 2003. In July 1996, the Company purchased and retired approximately $10.6 million of its 9% subordinated notes with no material gain or loss on the transaction. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's fiscal 1996 Annual Report to Shareholders for the terms and conditions of the $100 million revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Working capital was $156.9 million at June 30, 1996 compared to $136.2 million at February 29, 1996. Cash was higher and accounts receivable, accounts payable and accrued expenses were lower at June 30, 1996 principally due to the collection of construction receivables and payment of related liabilities as that discontinued operation continues to wind down and the market slowdown for forestry equipment. The reduction in notes payable and current maturities of long-term debt reflects the final payment on debt related to a prior year acquisition and the early termination of a short-term capitalized lease. The Company's operating cash flows for the first six months of calendar 1996 increased to $23.9 million from $11.2 million for the comparable period of the prior year, reflecting lower estimated income tax payments.

Restrictions on the ability of Blount, Inc., a wholly-owned subsidiary of the Company, to pay cash dividends are contained in the indenture related to the 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $67.3 million were available for the payment of dividends at June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
- ----------------------------------
            Registrant





Date:  August 12, 1996                         /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer