Form 10-Q
period 1996-09-30
BLOUNT INTERNATIONAL INC
filed 1996-11-08
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                              September 30, 1996
      ---------------------                              ------------------
Class A Common Stock $.01 Par Value                      13,341,378 shares
Class B Common Stock $.01 Par Value                       5,911,513 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        September 30, 1996 and February 29, 1996             3

     Consolidated Statements of Income -
        three months and nine months ended
        September 30, 1996 and 1995                          4

     Consolidated Statements of Cash Flows -
        nine months ended September 30, 1996 and 1995        5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   10

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    13

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                    September 30,  February 29,
                                                         1996          1996
                                                    -------------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $40,780 and $11,386                 $ 43,174      $ 14,590
   Accounts receivable, net of allowances for
      doubtful accounts of $3,896 and $3,853              124,610       149,803
   Inventories                                             83,487        94,113
   Deferred income taxes                                   23,427        23,491
   Other current assets                                     4,694         3,502
                                                         --------      --------
                    Total current assets                  279,392       285,499
Property, plant and equipment, net of accumulated
   depreciation of $167,973 and $160,026                  128,702       135,522
Cost in excess of net assets of acquired
   businesses, net                                         86,161        88,111
Other assets                                               34,948        37,354
                                                         --------      --------
Total Assets                                             $529,203      $546,486
                                                         ========      ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $  1,527      $ 11,692
   Accounts payable                                        35,061        51,454
   Accrued expenses                                        79,809        84,229
   Other current liabilities                                1,700         1,963
                                                         --------      --------
                    Total current liabilities             118,097       149,338
Long-term debt, exclusive of current maturities            84,828        95,920
Deferred income taxes, exclusive of current portion        20,597        20,533
Other liabilities                                          27,033        25,697
                                                         --------      --------
                    Total liabilities                     250,555       291,488
                                                         --------      --------
Commitments and Contingent Liabilities
Shareholders' equity:
   Common Stock: par value $.01 per share
      Class A: 13,341,378 and 13,176,357 shares issued        133           132
      Class B, convertible: 5,911,513 and 5,923,358
         shares issued                                         59            59
   Capital in excess of par value of stock                 33,273        31,317
   Retained earnings                                      237,180       215,311
   Accumulated translation adjustment                       8,003         8,179
                                                         --------      --------
                    Total shareholders' equity            278,648       254,998
                                                         --------      --------
Total Liabilities and Shareholders' Equity               $529,203      $546,486
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                  Three months                Nine months
                               ended September 30,        ended September 30,
                             -----------------------    -----------------------
                                1996         1995          1996         1995
                             ----------   ----------    ----------   ----------
                                   (Unaudited)                (Unaudited)
Sales                        $  159,957   $  153,054    $  475,256   $  462,703
Cost of sales                   104,038      100,343       311,984      307,943
                             ----------   ----------    ----------   ----------
Gross profit                     55,919       52,711       163,272      154,760
Selling, general and
   administrative expenses       31,698       30,520        96,054       91,662
                             ----------   ----------    ----------   ----------
Income from operations           24,221       22,191        67,218       63,098
Interest expense                 (2,256)      (2,616)       (7,673)      (7,854)
Interest income                     652        1,004         1,198        2,535
Other income (expense), net        (339)         809           300         (451)
                             ----------   ----------    ----------   ----------
Income before income taxes       22,278       21,388        61,043       57,328
Provision for income taxes        8,466        8,858        23,197       23,432
                             ----------   ----------    ----------   ----------
Net income                   $   13,812   $   12,530    $   37,846   $   33,896
                             ==========   ==========    ==========   ==========
Net income per common share  $      .71   $      .64    $     1.94   $     1.74
                             ==========   ==========    ==========   ==========
Weighted average number
   of common and common
   equivalent shares
   outstanding               19,584,851   19,495,229    19,555,889   19,467,308
                             ==========   ==========    ==========   ==========
Cash dividends declared
   per share:
      Class A Common Stock   $    .1100   $    .0950    $    .3300   $    .2850
                             ==========   ==========    ==========   ==========
      Class B Common Stock   $    .1017   $    .0867    $    .3051   $    .2600
                             ==========   ==========    ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                 Nine months ended September 30,
                                                 ------------------------------
                                                           1996        1995
                                                         --------    --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $ 37,846    $ 33,896
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                   17,818      16,989
      Deferred income taxes                                 4,393        (934)
      Loss on disposals of property, plant
         and equipment                                         36         165
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            (Increase) decrease in accounts receivable     (9,407)      7,491
            (Increase) decrease in inventories             11,738      (1,616)
            Decrease in other assets                        2,202       6,886
            Decrease in accounts payable                   (7,800)    (11,095)
            Decrease in accrued expenses                   (1,844)    (18,522)
            Increase (decrease) in other liabilities        4,276      (3,245)
                                                         --------    --------
      Net cash provided by operating activities            59,258      30,015
                                                         --------    --------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                   1,618       4,790
   Purchases of property, plant and equipment             (13,290)     (8,076)
                                                         --------    --------
      Net cash used in investing activities               (11,672)     (3,286)
                                                         --------    --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings       (2,283)        169
   Issuance of long-term debt                                           2,300
   Reduction of long-term debt                            (13,805)     (5,371)
   (Increase) decrease in restricted funds                  3,078        (447)
   Dividends paid                                          (6,189)     (5,436)
   Other                                                    2,250       2,259
                                                         --------    --------
      Net cash used in financing activities               (16,949)     (6,526)
                                                         --------    --------

   Net increase in cash and cash equivalents               30,637      20,203
   Cash and cash equivalents at beginning of period        12,537      50,419
                                                         --------    --------
   Cash and cash equivalents at end of period            $ 43,174    $ 70,622
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

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1996 and the results of operations and cash flows for the periods ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report to Shareholders for the fiscal year ended February 29, 1996. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1996, due to the seasonal nature of certain of the Company's operations.


The Company's Internet home page is http://www.blount.com.


NOTE 2  Inventories consist of the following (in thousands):

                                             September 30,    February 29,
                                                  1996            1996
                                             -------------    ------------
         Finished goods                         $ 46,411        $ 50,752
         Work in process                          14,500          14,879
         Raw materials and supplies               22,576          28,482
                                                --------        --------
                                                $ 83,487        $ 94,113
                                                ========        ========


NOTE 3 In July 1996, the Company purchased and retired approximately $10.6 million of its 9% subordinated notes. There was no material gain or loss on the transaction.

NOTE 4  Segment information is as follows (in thousands):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       1996       1995        1996       1995
                                     --------   --------    --------   --------
Sales:
   Outdoor Products                  $ 74,398   $ 71,335    $220,532   $212,637
   Industrial and Power Equipment      49,349     56,500     149,031    167,603
   Sporting Equipment                  36,210     25,219     105,693     82,463
                                     --------   --------    --------   --------
                                     $159,957   $153,054    $475,256   $462,703
                                     ========   ========    ========   ========
Operating income:
   Outdoor Products                  $ 15,642   $ 14,723    $ 45,657   $ 40,598
   Industrial and Power Equipment       6,744     10,139      22,915     28,044
   Sporting Equipment                   6,633      3,028      13,899      9,579
                                     --------   --------    --------   --------
Operating income from segments         29,019     27,890      82,471     78,221
Corporate office expenses              (4,798)    (5,699)    (15,253)   (15,123)
                                     --------   --------    --------   --------
   Income from operations              24,221     22,191      67,218     63,098
Interest expense                       (2,256)    (2,616)     (7,673)    (7,854)
Interest income                           652      1,004       1,198      2,535
Other income (expense), net              (339)       809         300       (451)
                                     --------   --------    --------   --------
Income before income taxes           $ 22,278   $ 21,388    $ 61,043   $ 57,328
                                     ========   ========    ========   ========


NOTE 5 In 1989, the United States Environmental Protection Agency ("EPA") designated a predecessor of the Company as one of four potentially responsible parties ("PRPs") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin ("the Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some assets of which were later purchased by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company is not liable and is not properly a PRP. Although management believes EPA is wrong on the successor liability issue, with other PRPs, the Company made a good faith offer to the EPA to pay a portion of Site clean-up costs. The offer was rejected and the EPA proceeded with clean-up at a cost of approximately $12 million. One PRP, the Town of Onalaska ("the Town") and the EPA and State of Wisconsin ("the State") negotiated a consent decree in 1984 under which the Town would have been released from future liability. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and declined to approve or enter it as the order of the Court. The EPA and State have negotiated a new consent with the Town, which was lodged with the Court on August 26, 1996, in a new action brought against a second PRP, Metallics, Inc., and the Town. The Company continues to maintain that it is not a liable party. The EPA has not taken action against the Company, nor has the EPA accepted the Company's position. The Company does not know the financial status of the other named and unnamed PRPs who may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

The Company has closed its Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, the Company was required by the State of Idaho Division of Environmental Quality ("IDEQ") to undertake RCRA corrective action at the facility. This required the Company to investigate all areas at the facility where solid waste and hazardous wastes had historically been managed. The facility has operated since the 1950s. In March 1994, the Company and the IDEQ entered into an Administrative Consent Order which governed the investigation and the completion of the corrective action activities. The RCRA Facility Investigation is complete, as are the RCRA corrective measures for the contaminated soil areas identified during the investigation. RCRA Closure Certification Reports for each of the solid waste management units and areas of concern have been submitted to and, in the third quarter of 1996, approved by the IDEQ. However, trichloroethylene ("TCE") and perchloroethylene ("PCE") contamination of the uppermost groundwater was detected beneath the facility. This groundwater is not a drinking water supply source and does not appear to be connected to the deeper drinking water supply source. The groundwater investigation established that the contamination was not from an active manufacturing area but rather the result of incidental historical releases. The IDEQ has accepted the Company's Corrective Measures Report which requires ongoing groundwater monitoring. It is expected that the TCE and PCE concentrations will decrease over time and that the ongoing monitoring costs will not be material.

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

At September 30, 1996, the Company had outstanding bank letters of credit in the approximate amount of $6.7 million issued principally in connection with various foreign construction contracts of the discontinued construction segment for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

See Note 8 to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended February 29, 1996 for other commitments and contingencies of the Company which have not changed significantly since year-end.


NOTE 6 Income taxes paid during the nine months ended September 30, 1996 and 1995 were $9.6 million and $34.1 million. Interest paid during the nine months ended September 30, 1996 and 1995 was $6.1 million and $5.8 million.


NOTE 7 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and nine months ended September 30, 1996, were $160.0 million and $475.3 million compared to $153.1 million and $462.7 million for the comparable periods of the prior year. Net income for the third quarter and first nine months of calendar 1996 was $13.8 million ($.71 per share) and $37.8 million ($1.94 per share) compared to net income of $12.5 million ($.64 per share) and $33.9 million ($1.74 per share) for the comparable periods of the prior year. These operating results reflect improved operating income from the Outdoor Products and the Sporting Equipment segments, and lower income from the Industrial and Power Equipment segment. Corporate expenses (included in selling, general and administrative expenses) were lower during the current year's third quarter, reflecting the absence of merger related expenses and certain expenses eliminated as a result of last November's merger (see Note 1 of Notes to the Consolidated Financial Statements included in the Company's fiscal 1996 Form 10-K). Corporate expenses for the nine months ended September 30, 1996, were approximately equal to the prior year, as the effect of the absence of merger related expenses was offset by increased accruals for employee incentive plans during the first quarter of calendar 1996. Total selling, general and administrative expenses were higher during the third quarter and first nine months of the current year, principally due to the inclusion of Simmons Outdoor Corporation ("Simmons"), acquired in December 1995, in the consolidated financial statements for the current year. Lower interest income during the three months and nine months ended September 30, 1996, reflects lower average cash balances available for investment during the current year, primarily due to the acquisition of Simmons. Other income (expense), net, for the prior year's third quarter includes income recognized for the disposition of certain small operations. The Company's effective income tax rate is lower during the current year, as compared to the prior year. The effective income tax rate for the nine months ended September 30, 1996, approximates the annual rate for the Company's prior full fiscal year, excluding the effect of a contribution carryover associated with last November's merger. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's fiscal 1996 Form 10-K and Annual Report to Shareholders. During April 1996, the Company changed its fiscal year from a twelve-month period ended the last day of February to a calendar year. See Note 1 of Notes to Consolidated Financial Statements.

Sales for the Outdoor Products segment for the third quarter and first nine months of calendar 1996 were $74.4 million and $220.5 million compared to $71.3 million and $212.6 million during the third quarter and first nine months of the prior year. Operating income was $15.6 million and $45.7 million during the third quarter and first nine months of calendar 1996 compared to $14.7 million and $40.6 million in the prior year. Sales for the Company's Oregon Cutting Systems Division ("Oregon") were up by 3.8% and 5.5% for the three months and nine months ended September 30, 1996, reflecting a higher volume of saw chain and saw bar sales, partially offset by lower average selling prices. Oregon's higher sales resulted in improved operating income for the total segment. Sales by the Company's riding lawn mower business ("Dixon") returned to more normal seasonal levels during the current year's third quarter after a late spring outdoor care season due to unfavorable weather conditions. As a result of this improvement, Dixon's year-to-date sales and operating income are only slightly below last year's levels.

Sales for the Industrial and Power Equipment segment were $49.3 million and $149.0 million during the third quarter and first nine months of calendar 1996 compared to $56.5 million and $167.6 million during the same periods last year.

The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories at the pulp users. The Company has recently seen some improvement in order intake for forestry equipment in conjunction with reduced mill inventories and firming pulp prices and expects a gradual return to normalcy. Order backlog at September 30, 1996, was 9% higher than backlog at June 30, 1996. Operating income was $6.7 million and $22.9 million for the third quarter and first nine months of calendar 1996 compared to $10.1 million and $28.0 million for comparable periods of the prior year. The reduction in operating income reflects primarily the effect of the sales decline, partially offset by improved income from the Company's Gear Products, Inc. subsidiary resulting primarily from a higher sales volume of rotation bearings.

Sales for the Sporting Equipment segment increased to $36.2 million and $105.7 million in the third quarter and first nine months of calendar 1996 from $25.2 million and $82.5 million in the comparable periods of the prior year.
Operating income was up to $6.6 million and $13.9 million during the third quarter and first nine months of the current year from $3.0 million and $9.6 million during the comparable periods of the prior year. Simmons added sales of $10.0 million and $30.3 million and operating income of $1.1 million and $2.6 million for the third quarter and first nine months of calendar 1996, respectively. Sales by remaining Sporting Equipment operations were approximately 3.9% higher during the current year's third quarter while year-to-date sales were lower due to reduced demand following a slowdown during the second half of 1995. Operating income was positively affected by reduced environmental cost estimates resulting from the resolution of an environmental matter during the third quarter of the current year at the Company's Lewiston, Idaho facility. See Note 5 of Notes to Consolidated Financial Statements.

The Company's total backlog at September 30, 1996 was $95.5 million compared to $89.4 million at June 30, 1996 and $112.8 million at February 29, 1996.


Financial Condition, Liquidity and Capital Resources

At September 30, 1996, the Company had no amounts outstanding under its $100 million revolving credit agreement or its $25 million receivable sale agreement. The long-term debt to equity ratio was .3 to 1 at September 30, 1996, compared to .4 to 1 at February 29, 1996. At September 30, 1996, 9% subordinated notes of $68.8 million were outstanding which mature in 2003. In July 1996, the Company purchased and retired approximately $10.6 million of its 9% subordinated notes with no material gain or loss on the transaction. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's fiscal 1996 Annual Report to Shareholders for the terms and conditions of the $100 million revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Working capital was $161.3 million at September 30, 1996 compared to $136.2 million at February 29, 1996. Accounts receivable, inventories, accounts payable and accrued expenses were lower at September 30, 1996 principally due to the collection of construction receivables and payment of related liabilities as that discontinued operation continues to wind down and the market slowdown for forestry equipment. The reduction in notes payable and current maturities of long-term debt reflects the final payment on debt related to a prior year acquisition and the early termination of a short-term capitalized lease. The Company's operating cash flows for the first nine months of calendar 1996 increased to $59.3 million from $30.0 million for the comparable period of the prior year, reflecting lower income tax payments as a prior year tax refund has been utilized to reduce current year tax estimates.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  November 8, 1996                        /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer

PART I - EXHIBIT 11
BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
COMPUTATION OF NET INCOME PER COMMON SHARE
(In thousands, except share data)
(Unaudited)
                                     Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                 ----------------------  ----------------------
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------
Primary:
   Net income                    $   13,812  $   12,530  $   37,846  $   33,896
                                 ==========  ==========  ==========  ==========

Shares:
   Weighted average common
      shares outstanding         19,252,650  19,027,481  19,251,583  19,026,512
   Dilutive effect of stock
      options                       332,201     467,748     304,306     440,796
                                 ----------  ----------  ----------  ----------
   Average common shares
      outstanding as adjusted    19,584,851  19,495,229  19,555,889  19,467,308
                                 ==========  ==========  ==========  ==========

Primary net income per
   common share                  $      .71  $      .64  $     1.94  $     1.74
                                 ==========  ==========  ==========  ==========

Assuming Full Dilution:
   Net income                    $   13,812  $   12,530  $   37,846  $   33,896
                                 ==========  ==========  ==========  ==========

Shares:
   Average common shares as
      adjusted for primary
      computation                19,584,851  19,495,229  19,555,889  19,467,308
   Additional dilutive effect
      of stock options               38,456                  55,297      16,132
                                 ----------  ----------  ----------  ----------
   Average common shares
      outstanding as adjusted    19,623,307  19,495,229  19,611,186  19,483,440
                                 ==========  ==========  ==========  ==========

Net income per common share
   assuming full dilution        $      .70  $      .64  $     1.93  $     1.74
                                 ==========  ==========  ==========  ==========