Form 10-K
period 1996-12-31
BLOUNT INTERNATIONAL INC
filed 1997-03-03
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{ } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                       OR
{X} TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from March 1, 1996 to December 31, 1996

Commission file number 001-11549
                       ---------

                           BLOUNT INTERNATIONAL, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                   63-0780521
----------------------------------        ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

4520 Executive Park Drive, Montgomery, Alabama               36116-1602
----------------------------------------------        ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (334) 244-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
        Title of each class                        on which registered
Class A Common Stock, $.01 par value             New York Stock Exchange
Class B Common Stock, $.01 par value             New York Stock Exchange
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


Aggregate market value of voting stock held by nonaffiliates as of January 31,
------------------------------------------------------------------------------
1997:    $516,074,146
--------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock $.01 par value, as of January 31, 1997:  13,467,608 shares
                                                              ----------
Class B Common Stock $.01 par value, as of January 31, 1997:   5,876,978 shares
                                                              ----------

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Portions of proxy statement for the annual meeting of stockholders to be held April 21, 1997, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

Blount International, Inc. ("the Company") was incorporated on October 5, 1979, to act as a holding company for businesses to be acquired by the Company, and to hold shares of Blount, Inc. Common Stock owned by the family of Winton M. Blount. After incorporation, the Company acquired and operated several businesses, the last of which was sold in February, 1993. Except for the equity interest in Blount, Inc. (an approximate 62% voting interest and 38% total interest at November 3, 1995), the Company had no significant assets or business from February, 1993, until November, 1995. On November 3, 1995, through a merger approved by the stockholders of Blount, Inc., Blount, Inc. became a wholly-owned subsidiary of the Company and the equity ownership of the Company was the same as that which previously existed for Blount, Inc. Blount International, Inc. and its subsidiaries are hereinafter referred to as the "Company."

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

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Oregon produces a wide variety of saw chain, chain saw guide bars, saw chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chain saws, and mechanical timber harvesting equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners. Oregon markets an Industrial Cutting System ("ICS"). ICS, a diamond-segmented chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 50 original equipment manufacturers ("OEMs"). Due to the high level of technical expertise and capital investment required to manufacture saw chain and guide bars, the Company believes that it is able to produce durable, high-quality saw chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws. Sales of saw chain for replacement use, which accounted for approximately three-quarters of the Company's saw chain sales in the ten months ended December 31, 1996, are generally more profitable than sales of saw chain to OEMs.

The Company has Oregon marketing personnel throughout the United States and in a number of foreign countries. Sales derived from operations outside the United States accounted for 42%, and export sales accounted for an additional 25%, of Oregon's sales during the ten months ended December 31, 1996. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

Oregon's products compete with other saw chain manufacturers as well as a small number of international chain saw manufacturers, some of whom are also customers. This segment's principal raw material, strip steel, is generally purchased from two vendors, and can be obtained from other sources.

Dixon, acquired in early fiscal 1991, has manufactured ZTR (zero turning radius) lawn mowers and related attachments since 1973. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR lawn mowers for both homeowner and commercial applications.

The key element which differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no larger than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the market. The latest addition to the line is Dixon's first ever walk-behind mower. This new commercial model is available in 36-inch, 42-inch, and 50-inch cutting widths and features the same mechanical transaxle used in the riding models. Other features include a simple, convenient control system, laser-cut steel frame with "A" frame handles for strength and durability and a single point deck lift system for quick mowing height adjustment.

Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors. Sales by Dixon accounted for 14% of Outdoor Products sales in the ten months ended December 31, 1996.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for timber harvesting and log loading, industrial tractors and loaders, rotation bearings and mechanical power transmission components. The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of self-propelled and truck-mounted loaders and feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; a line of tractors, feller bunchers and related attachments under the Hydro-Ax brand name; and a line of delimbers, slashers and firewood processors under the CTR brand name. Major users of these products include timber harvesters, land reclamation companies, contractors and scrap yard operators.

The Company sells its products through a network of approximately 160 dealers in over 200 locations in the United States and currently has an additional 15 dealers overseas, primarily in South America and Southeast Asia. Over 80% of this segment's sales in the ten months ended December 31, 1996 were in the United States, primarily in the southeastern and south central states.

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

The Company's Industrial and Power Equipment segment has manufacturing facilities in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Oklahoma; and Zebulon and Union Grove, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

Segment results during the ten months ended December 31, 1996, include sales of $36 million from Gear Products, Inc. ("Gear"), acquired by the Company early in fiscal 1992, and CTR Manufacturing, Inc. ("CTR"), acquired by the Company in early fiscal 1995. Gear designs, manufactures and distributes rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. CTR designs, manufactures and distributes a line of slashers, delimbers, firewood processors and self-propelled carriers that serve the forest products industry.

SPORTING EQUIPMENT

The Company's Sporting Equipment segment manufactures small arms ammunition, reloading equipment, primers, gun care products and accessories, and is a distributor of imported sports optical products under the Simmons and Weaver brand names. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Outers gun care and trap-shooting products; Ram-Line synthetic stocks, Polar Cap scope covers and other shooting sports accessories; Weaver shooting mounts and scopes; and Simmons binoculars, scopes and telescopes and other optical and hunting accessories. The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Sporting Equipment segment also produces industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. These products include Nitrex, the segment's new rifle ammunition, which was previously available only to handloaders. One of the segment's successful products in recent years has been Blazer aluminum-case ammunition. Up to 15% less expensive than traditional brass-case ammunition, Blazer aluminum-case ammunition is used as training ammunition by numerous law enforcement agencies located throughout the world. The Company has been successful with the introduction of Gold Dot pistol ammunition, a high performance service round that is used by many major law enforcement agencies. The Company developed its Non-Toxic ammunition, which has a total copper bullet and utilizes a Clean-Fire lead-free primer, in response to concern in the shooting community about exposure to lead and other heavy metals, particularly in indoor ranges. As a result of its acquisition of Simmons Outdoor Corporation in December 1995 (see Business - Acquisitions and Dispositions), the Company added over 250 models of binoculars, scopes, telescopes and other optical accessories to its product line. Sales by Simmons accounted for 32% of Sporting Equipment sales in the ten months ended December 31, 1996.

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

CAPACITY UTILIZATION

Based on an 80-hour work week, the Outdoor Products, Industrial and Power Equipment and Sporting Equipment segments utilized approximately 94%, 66% and 65%, respectively, of their production capacity in the ten months ended December 31, 1996.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows:

                                                       Last day of February,
                                    December 31,    ---------------------------
                                        1996         1996      1995      1994
                                    ------------    -------   -------   -------
                                                           (In millions)

Outdoor Products                         $  35.5    $  33.7   $  44.4   $  36.5
Industrial and Power Equipment              29.2       63.6      74.4      93.8
Sporting Equipment                           9.5       15.5      15.6      16.8
                                         -------    -------   -------   -------
                                         $  74.2    $ 112.8   $ 134.4   $ 147.1
                                         =======    =======   =======   =======

The total backlog as of December 31, 1996, is expected to be completed and shipped within twelve months.

ACQUISITIONS AND DISPOSITIONS

In February 1992 and 1993, the Company sold substantially all of the assets of its Waterbury Felt and Lindsay Wire operations, respectively.

In fiscal 1993, the Company sold its remaining agri/industrial sites for cash of $0.9 million.

In February 1994, the Company adopted a plan to discontinue its construction business through the orderly completion and close-out of the Company's principal domestic and foreign construction projects and the sale of Pozzo Construction Co. ("Pozzo"), a subsidiary headquartered in Los Angeles, California. During the first quarter of fiscal 1996, Pozzo was sold with no material effect on the Company's financial condition. At December 31, 1996, all construction projects were complete.

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

In December 1995, the Company acquired all the outstanding capital stock of Simmons Outdoor Corporation, a sports optics distributor, for cash of approximately $38 million.

See Note 4 of Notes to Consolidated Financial Statements on page 27.

EMPLOYEES

At December 31, 1996, the Company employed approximately 4,400 individuals. None of the Company's employees are unionized. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 8 of Notes to Consolidated Financial Statements on pages 32 and 33.

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

The Company expects to spend approximately $0.7 million, $1.1 million and $0.9 million during 1997, 1998 and 1999, respectively, on environmental compliance costs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 through 15 and Note 10 of Notes to Consolidated Financial Statements on pages 34 through 36.


ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupy executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil and sales and distribution offices are located in Europe and Japan. Lawn mowers and related attachments are manufactured at a plant in Coffeyville, Kansas. Log loaders, feller-bunchers and accessories for automated forestry equipment are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon and Union Grove, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Lewiston, Idaho; Oroville, California; and Onalaska, Wisconsin. The Company's sporting optics and hunting accessory distributor maintains executive offices in Tallahassee, Florida and a warehouse facility in Thomasville, Georgia.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                          Area in Square Feet
                                         ---------------------
                                           Owned       Leased
                                         ---------    --------
     Outdoor Products                      918,000     170,000
     Industrial and Power Equipment        757,000           0
     Sporting Equipment                    698,000     114,000
     Corporate Office                      192,000      13,000
                                         ---------     -------
          Total                          2,565,000     297,000
                                         =========     =======


ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 32 and 33.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table presents for the Company's last two reporting periods, the quarterly high and low prices and cash dividends declared for the Company's Common Stock. The Company had approximately 9,300 shareholders as of January 31, 1997.

                                Class A Common Stock        Class B Common Stock
                            ------------------------    ------------------------
                             High    Low    Dividend     High    Low    Dividend
--------------------------  ------  ------  --------    ------  ------  --------
Ten Months Ended
December 31, 1996

Month Ended March 31, 1996  $ 32.0  $ 29.8    $ .110    $ 32.0  $ 30.9    $ .102
Second quarter                33.8    30.1      .110      33.8    31.0      .102
Third quarter                 34.5    28.3      .110      34.4    29.5      .102
Fourth quarter                38.9    32.9      .127      37.9    34.1      .118

Twelve Months Ended
February 29, 1996

First quarter               $ 31.1  $ 25.2    $ .095    $ 31.0  $ 25.8    $ .087
Second quarter                33.4    24.5      .095      33.0    25.2      .087
Third quarter                 35.2    26.5      .095      35.2    28.0      .087
Fourth quarter                31.1    25.0      .110      31.5    30.5      .102


For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 25 and 26.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 37 and 38.

ITEM 6.  SELECTED FINANCIAL DATA
                                                  Twelve Months     Ten Months
                                                      Ended           Ended               Twelve Months Ended
Dollar amounts in millions,                       December 31,     December 31,        the last day of February,
except per share data                           1996 (1)  1995 (1)    1996(1)      1996      1995      1994      1993
----------------------------------------       --------  --------  ------------  --------  --------  --------  --------
                                                   (Unaudited)
Operating Results:
Sales                                            $649.3    $621.4      $526.7      $644.3    $588.4    $488.0    $426.5
Operating income from segments                    113.1     104.9        91.2       112.8     101.9      73.6      43.4
Income from continuing operations                  53.8      49.4        44.0        53.6      40.7      21.6      10.3
Net income                                         55.2      49.4        45.4        53.6      40.7      11.3      14.4
Per share:
  Income from continuing operations                2.75      2.53        2.25        2.75      2.10      1.13       .56
  Net income                                       2.82      2.53        2.32        2.75      2.10       .59       .78
----------------------------------------       --------  --------    --------    --------  --------  --------  --------
End of Period Financial Position:
Total assets                                     $533.8    $522.4      $533.8      $546.5    $520.8    $499.6    $459.4
Working capital                                   166.2     122.2       166.2       136.2     123.3     105.1      58.2
Property, plant and equipment-gross               301.9     293.8       301.9       295.5     279.9     276.2     270.4
Property, plant and equipment-net                 131.7     136.7       131.7       135.5     134.4     140.5     149.1
Long-term debt                                     84.6      95.9        84.6        95.9      98.3     106.2      82.0
Total debt                                         85.8     108.7        85.8       107.6     106.0     112.2      94.8
Net debt to total capitalization (2)               5.9%     24.8%        5.9%       23.6%     16.8%     20.5%     26.8%
Stockholders' equity                              290.8     244.6       290.8       255.0     207.7     171.0     156.6
Current ratio                                  2.4 to 1  1.9 to 1    2.4 to 1    1.9 to 1  1.7 to 1  1.6 to 1  1.3 to 1
----------------------------------------       --------  --------    --------    --------  --------  --------  --------
Other Data:
Property, plant and equipment additions(3)       $ 21.3    $ 19.8      $ 18.7      $ 19.3    $ 14.7    $ 14.7    $ 20.7
Depreciation and amortization                      23.3      22.3        19.2        22.2      22.9      22.8      23.4
Interest expense, net of interest income            7.5       6.8         5.6         7.4       8.5       9.5      10.4
Stock price:                  Class A high         38.9      35.2        38.9        35.2      32.8      21.7      11.3
                              Class A low          25.4      24.5        28.3        24.5      18.8       8.1       4.7
Stock price:                  Class B high         37.9      35.2        37.9        35.2      32.6      21.7      11.3
                              Class B low          29.5      25.2        29.5        25.2      19.3       8.5       4.8
Per common share dividends:   Class A              .457      .395        .457        .395      .345      .308      .300
                              Class B              .423      .362        .423        .362      .312      .275      .267
Weighted average common and common
   equivalent shares outstanding (in millions)     19.6      19.5        19.6        19.5      19.4      19.1      18.4
Employees (approximate)                           4,400     4,400       4,400       4,400     4,600     4,700     4,800
----------------------------------------       --------  --------    --------    --------  --------  --------  --------

(1) In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. Unaudited financial data for the twelve months ended December 31, 1996 and 1995 is also presented in the table above.

(2) Total debt less cash, cash equivalents and unexpended industrial development revenue bond proceeds.

(3) Includes property, plant and equipment of acquired companies at date of purchase of $0.6 million and $5.0 million in the twelve months ended the last day of February, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. As a result of the change in fiscal year, the audited financial statements include the results for the ten-month transition period ended December 31, 1996 ("transition period"). This discussion and analysis includes a discussion of both the twelve months and ten months ended December 31, 1996 compared to similar periods for the prior calendar year, and the fiscal year ended February 29, 1996 compared to the fiscal year ended February 28, 1995.

TWELVE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED) COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

Sales for the twelve months ended December 31, 1996 ("calendar 1996") were $649.3 million compared to $621.4 million for the twelve months ended December 31, 1995 ("calendar 1995"). Income from continuing operations was $53.8 million ($2.75 per share) compared to $49.4 million ($2.53 per share) in calendar 1995. Net income of $55.2 million ($2.82 per share) in calendar 1996 includes income of $1.4 million ($.07 per share) from discontinued operations, principally due to favorable claim settlements and improved international job profits. These operating results reflect continued strong performance by the Outdoor Products segment and improved performance by the Sporting Equipment segment, offset by lower sales and earnings from the Industrial and Power Equipment segment, primarily due to unfavorable market conditions.

Selling, general and administrative expenses were 20% of sales in both calendar 1996 and calendar 1995. Total selling, general and administrative expenses were higher during calendar 1996, principally due to the inclusion of Simmons Outdoor Corporation ("Simmons"), acquired in December 1995, in the consolidated financial statements for the entire twelve-month period.

The Outdoor Products segment consists of the Company's Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Sales and operating income for the Outdoor Products segment for calendar 1996 were $292.7 million and $61.4 million, respectively, compared to $282.0 million and $53.5 million during calendar 1995. The improved results for this segment were due to an increase in sales and operating income at Oregon. This reflects a 7% increase in the sales volume of saw chain and a 12% increase in the sales volume of saw bars, Oregon's two principal products, principally to foreign markets, partially offset by lower average selling prices. During calendar 1996, operating income from Oregon's operations in Brazil was $0.3 million compared to an operating loss of $0.8 million during calendar 1995 (see discussion of Brazil operations below). As a result of unfavorable weather conditions in the spring, Dixon's operating results were flat in calendar 1996 with sales and operating income of $44.9 million and $8.4 million, respectively, compared to $44.8 million and $8.4 million during calendar 1995.

Market conditions adversely affected the Industrial and Power Equipment segment during calendar 1996. Sales and operating income were $209.5 million and $31.9 million, respectively, in calendar 1996 compared to $232.2 million and $39.6 million during calendar 1995. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The volume of loaders and tractors sold by this segment during calendar 1996 was approximately 20% lower than calendar 1995. The reduction in operating income is due to the effect of the sales decline, partially offset by an increase in sales and operating income at the Company's Gear Products, Inc. subsidiary, resulting primarily from a higher sales volume of rotation bearings.

The operating results for the Sporting Equipment segment improved significantly during calendar 1996, reflecting the favorable impact of including Simmons, acquired in December 1995, for the entire twelve-month period in 1996. Total segment sales and operating income were $147.1 million and $19.8 million, respectively, in calendar 1996 compared to $107.2 million and $11.8 million during calendar 1995. Simmons added sales of $45.6 million and operating income of $5.0 million in 1996. Sales at the remaining Sporting Equipment operations were approximately 5.2% lower during calendar 1996 due to a continued market slowdown. Operating income increased by $2.9 million at these Sporting Equipment operations in calendar 1996 principally due to reduced selling, general and administrative expenses and income of $1.9 million resulting from the resolution of an environmental matter during calendar 1996 at the Company's Lewiston, Idaho facility.

TEN MONTHS ENDED DECEMBER 31, 1996 (AUDITED) COMPARED TO TEN MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

Sales during the transition period were $526.7 million compared to $521.6 million in the comparable period of the prior year. Income from continuing operations was flat at $44.0 million ($2.25 per share) compared to $43.8 million ($2.25 per share) for the same period last year. Net income of $45.4 million ($2.32 per share) in the transition period includes income of $1.4 million ($.07 per share) from discontinued operations, principally due to favorable claim settlements and improved international job profits. These operating results reflect continued strong performance by the Outdoor Products segment and improved performance by the Sporting Equipment segment, offset by lower sales and earnings from the Industrial and Power Equipment segment, primarily due to unfavorable market conditions.

Selling, general and administrative expenses were 20% of sales in the transition period compared to 20% in same period of the prior year. Total selling, general and administrative expenses were higher during the transition period, principally due to the inclusion of Simmons, acquired in December 1995, in the consolidated financial statements for the entire ten-month period of the current year. Total backlog was $74.2 million at December 31, 1996 compared to $112.8 million at February 29, 1996 as depressed pulp prices and excessively high mill inventories contributed to a significant reduction in order backlog for forestry harvesting equipment, and sporting equipment backlog declined as the market slowdown which began last year continued to affect this segment.

Sales and operating income for the Outdoor Products segment for the transition period were $239.3 million and $50.7 million, respectively, compared to $238.2 million and $46.8 million during the same period in 1995. The operating results for this segment reflect an increase in sales and operating income of $3.5 million and $5.3 million, respectively, at Oregon, partially offset by lower sales and operating income from Dixon. Oregon's results reflect a 4% increase in the sales volume of saw chain and an 8% increase in the sales volume of saw bars, Oregon's two principal products, partially offset by lower average selling prices. Lower foreign exchange expenses and improved manufacturing costs contributed to higher margins during the current year. A significant part of Oregon's operations are conducted in foreign countries and, as a result, fluctuations in foreign exchange rates impact the amount of reported sales, operating margins and the amount of foreign exchange adjustments reflected in income. Oregon has manufacturing facilities in Brazil whose operations have historically been significantly affected by high inflation, currency devaluation and resulting governmental policies. During the transition period, operating income from Brazil was $0.7 million compared to an operating loss of $0.7 million during the comparable period of the prior year. Unfavorable weather conditions in the spring adversely affected the lawncare market. As a result, the volume of mowers sold by Dixon was approximately 9% less during the transition period as compared to the same period last year. Dixon's sales and operating income were $34.4 million and $5.4 million, respectively, in the transition period compared to $36.8 million and $6.7 million during the comparable period of the prior year. In 1997, management expects another good year for both Oregon and Dixon, assuming normal market and weather conditions.

Market conditions adversely affected the Industrial and Power Equipment segment during the transition period. Sales and operating income were $165.7 million and $24.0 million, respectively, compared to $196.8 million and $34.2 million during the comparable period of the prior year. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The number of units of loaders and tractors sold by this segment during the ten months ended December 31, 1996, was approximately 24% lower than the comparable period in 1995. The Company expects the trend of lower than normal sales to continue into 1997 until pulp prices and mill inventories return to more normal levels. The reduction in operating income is due to the effect of the sales decline, partially offset by an increase in sales and operating income at the Company's Gear Products, Inc. subsidiary, resulting primarily from a higher sales volume of rotation bearings.

The operating results for the Sporting Equipment segment improved significantly during the ten months ended December 31, 1996, reflecting the favorable impact of including Simmons, acquired in December 1995, for the entire ten-month period in 1996. Total segment sales and operating income were $121.7 million and $16.5 million, respectively, during the transition period compared to $86.6 million and $9.9 million during the same period in 1995. Simmons added sales of $39.1 million and operating income of $4.6 million in the transition period. Sales at the remaining Sporting Equipment operations were approximately 4.6% lower during the current ten-month period due to a continued market slowdown. Operating income increased by $1.9 million at these Sporting Equipment operations in the transition period principally due to reduced selling, general and administrative expenses and income of $1.9 million resulting from the resolution of an environmental matter at the Company's Lewiston, Idaho facility. The Company is currently experiencing, in select product areas of the Sporting Equipment segment, a slow return to normal market levels.

TWELVE MONTHS ENDED FEBRUARY 29, 1996 (AUDITED) COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1995 (AUDITED)

On November 3, 1995, a merger agreement ("the merger") was approved in which Blount, Inc. became a wholly-owned subsidiary of Blount International, Inc. The Company reported record sales and income from continuing operations for fiscal 1996. The Outdoor Products and Industrial and Power Equipment segments continued their excellent performance during fiscal 1996, while the results from the Sporting Equipment segment were adversely affected by a general industry slowdown. Overall, operating income from segments increased by 11% during fiscal 1996. Sales for fiscal 1996 were $644.3 million compared to $588.4 million for fiscal 1995. Net income was $53.6 million ($2.75 per share) for fiscal 1996 compared to $40.7 million ($2.10 per share) for the prior year.

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

The Company's Outdoor Products segment established record levels of sales and operating income again in fiscal 1996. Sales for the Outdoor Products segment were $291.6 million in fiscal 1996 compared to $268.1 million during fiscal 1995. Operating income increased to $57.4 million during fiscal 1996 from $49.6 million in fiscal 1995. The improved results for this segment were primarily due to an increase in sales and operating income of $20.2 million and $5.2 million, respectively, at Oregon. This reflects a 9% increase in the sales volume of saw chain and a 19% increase in the sales volume of saw bars, Oregon's two principal products, principally to foreign markets. Due to a deteriorating financial climate and the discontinuance of a local product line, operations in Brazil incurred an operating loss of $0.6 million in fiscal 1996 compared to operating income of $2.4 million in fiscal 1995. Sales and operating income at other units of the Outdoor Products segment, principally Dixon, were up by 8% to $45.3 million and 38% to $9.7 million, respectively, in fiscal 1996, principally as a result of a 17% increase in the sales volume of riding lawn mowers.

During fiscal 1996, the Industrial and Power Equipment segment continued its impressive performance. Sales and operating income were $240.6 million and $42.2 million, respectively, during fiscal 1996 compared to $207.5 million and $33.0 million during the prior year. The improved operating results reflect higher average selling prices and a better sales mix for timber harvesting equipment, and improved sales and operating income at the Company's CTR Manufacturing, Inc. and Gear Products, Inc. subsidiaries, primarily due to higher volume.

The Sporting Equipment segment experienced a downturn during fiscal 1996. In the aftermath of the prior year's booming domestic market, an industry slowdown occurred. Sales for the Sporting Equipment segment were $112.1 million for fiscal 1996, including $6.5 million from the late year acquisition of Simmons, compared to $112.8 million during the prior year. Operating income was down to $13.2 million for fiscal 1996 as compared to $19.3 million during fiscal 1995. These results reflect the reduced demand, higher raw material costs, costs associated with temporary plant shutdowns during the second quarter and a loss from the Ram-Line operation acquired late in fiscal 1995.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be in a strong financial position. Growth has been funded through cash generated by operations, and recent acquisitions have been made through use of the Company's cash reserves. At December 31, 1996, the Company had 9% senior subordinated notes ("the 9% notes") outstanding in the principal amount of $68.8 million which are due in 2003 and has had no amounts outstanding under its $100 million or prior revolving credit agreement since August 1992. In July 1996, approximately $10.6 million of the 9% notes were purchased and retired with no material gain or loss. As of December 31, 1996, the Company has not used, since July 1993, the financial facility under which it can sell up to $25 million in eligible receivables to certain financial organizations. Additionally, the Company has approximately $4.9 million in unexpended proceeds from industrial development revenue bonds issued in fiscal

1995 to fund future capital expenditures of certain operations. At December 31, 1996, the Company's long-term debt to equity ratio was 0.3 to 1 compared to a ratio of 0.4 to 1 at February 29, 1996. See Note 3 of Notes to Consolidated Financial Statements for a description of the terms and conditions of the 9% notes, the $100 million revolving credit agreement, the receivable sale agreement and the industrial development revenue bonds.

Working capital increased to $166.2 million at December 31, 1996, compared to $136.2 million at February 29, 1996, reflecting an increase in cash provided by operations during the period. Accounts receivable and inventories decreased by $33.9 million and $12.1 million, while accounts payable decreased by $15.2 million since February 29, 1996. The primary reasons for the decrease in receivables and accounts payable are the collection of receivables attributable to the discontinued construction segment and payment of related liabilities, and lower income taxes receivable. The inventory decrease resulted primarily from reductions in inventory levels at Simmons since its acquisition in December 1995. The Company's operating cash flows for the ten months ended December 31, 1996 were $83.2 million compared to $35.9 million in the comparable period of 1995. The improved operating cash flows for the current period reflect lower receivable and inventory levels, an increase in cash flows from the discontinued construction segment and lower estimated income tax payments as a prior year tax refund was utilized to reduce current year estimates. Cash and cash equivalent balances were $58.7 million at December 31, 1996, compared to $14.6 million at February 29, 1996, as the Company's operating cash flows exceeded cash expenditures for investing and financing activities. Subsequent to December 31, 1996, the Company acquired all the outstanding capital stock of Frederick Manufacturing Corporation and Orbex, Inc. for cash of $19 million (see Note 4 of Notes to Consolidated Financial Statements). The Company believes that its operating cash flows, working capital and unused credit facilities will provide both short-term and long-term liquidity. The ability of the Company to pay dividends is dependent upon Blount, Inc.'s ability to pay dividends to the Company. Restrictions on the ability of Blount, Inc. to pay cash dividends are contained in the indenture related to the 9% notes and in certain financial covenants of the $100 million revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $78.9 million were available for the payment of dividends at December 31, 1996.

During the fourth quarter of 1996, the Company announced a $50 million Class A Common Stock buyback program. Shares totaling $4.3 million had been purchased as of December 31, 1996.

The Company and its operations are subject to various environmental laws and regulations. See Note 8 of Notes to Consolidated Financial Statements for a description of certain environmental matters.

Management believes that the impact of domestic inflation on the Company has not been material in recent years as inflation rates have remained low.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders, Blount International, Inc.:


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount International, Inc. and subsidiaries as of December 31, 1996 and February 29, 1996, and the consolidated results of their operations and their cash flows for the ten-month period ended December 31, 1996, and each of the two years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
January 28, 1997

                          MANAGEMENT RESPONSIBILITY

All information contained in the consolidated financial statements of Blount, International, Inc., has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the internal audit department as part of its normal responsibilities and by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company's most recent reporting period and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made both by the independent auditors and by the internal audit department. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

Seven directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel, the internal auditors and the Company's independent auditors each year to consider the results of internal and external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent auditors and the General Auditor of the Company to ensure free access by the independent auditors and internal auditors to the committee.

The Company's independent auditors, Coopers & Lybrand L.L.P., audited the financial statements prepared by the Company. Their opinion on these statements is presented on page 16.



JOHN M. PANETTIERE                          HAROLD E. LAYMAN
President and                               Senior Vice President and
Chief Executive Officer                     Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries
                                                                                    Twelve months
                                          Twelve months ended   Ten months ended    ended the last
(Amounts in millions,                        December 31,         December 31,     day of February,
except per share data)                      1996      1995       1996      1995     1996      1995
---------------------------------------    ------    ------    ------    ------    ------    ------
                                             (Unaudited)              (Unaudited)
Sales                                      $649.3    $621.4    $526.7    $521.6    $644.3    $588.4
Cost of sales                               426.9     412.8     346.5     346.0     427.3     390.8
---------------------------------------    ------    ------    ------    ------    ------    ------
Gross profit                                222.4     208.6     180.2     175.6     217.0     197.6
Selling, general and administrative
expenses                                    130.0     124.2     105.2     102.6     126.5     121.0
---------------------------------------    ------    ------    ------    ------    ------    ------
Income from operations                       92.4      84.4      75.0      73.0      90.5      76.6
Interest expense                             (9.9)    (10.6)     (7.9)     (8.9)    (10.8)    (11.1)
Interest income                               2.4       3.8       2.3       3.4       3.4       2.6
Other income (expense), net                   0.5      (0.4)      0.2       0.4       0.6      (0.7)
---------------------------------------    ------    ------    ------    ------    ------    ------
Income before income taxes                   85.4      77.2      69.6      67.9      83.7      67.4
Provision for income taxes                   31.6      27.8      25.6      24.1      30.1      26.7
---------------------------------------    ------    ------    ------    ------    ------    ------
Income from continuing operations            53.8      49.4      44.0      43.8      53.6      40.7
Discontinued operations -
  Income on disposal, net                     1.4                 1.4
---------------------------------------    ------    ------    ------    ------    ------    ------
Net income                                 $ 55.2    $ 49.4    $ 45.4    $ 43.8    $ 53.6    $ 40.7
---------------------------------------    ------    ------     ------   ------    ------    ------
Net income per share of common stock:
  Income from continuing operations        $ 2.75    $ 2.53    $ 2.25    $ 2.25    $ 2.75    $ 2.10
  Discontinued operations                     .07                 .07
---------------------------------------    ------    ------    ------    ------    ------    ------
Net income                                 $ 2.82    $ 2.53    $ 2.32    $ 2.25    $ 2.75    $ 2.10
---------------------------------------    ------    ------    ------    ------    ------    ------
Weighted average number of common and
common equivalent shares outstanding         19.6      19.5      19.6      19.5      19.5      19.4
---------------------------------------    ------    ------    ------    ------    ------    ------
Cash dividends per share of common stock:
  Class A                                  $ .457    $ .395    $ .457    $ .395    $ .395    $ .345
  Class B                                    .423      .362      .423      .362      .362      .312
---------------------------------------    ------    ------    ------    ------    ------    ------

The accompanying notes are an integral part of the audited financial statements.

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. Unaudited financial information for the twelve months ended December 31, 1996 and 1995 and the ten months ended December 31, 1995 is also presented above.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries
                                                                        December 31,   December 31,   February 29,
(Dollar amounts in millions, except share data)                             1996           1995           1996
----------------------------------------------------------------        ------------   ------------   ------------
                                                                                        (Unaudited)
Assets
----------------------------------------------------------------        ------------   ------------   ------------
Current assets:
  Cash and cash equivalents, including short-term
  investments of $55.3, $11.0 and $11.4                                       $ 58.7         $ 12.5        $ 14.6
  Accounts receivable, net of allowance for
  doubtful accounts of $3.0, $3.4 and $3.9                                     115.9          115.9         149.8
  Inventories                                                                   82.0           96.8          94.1
  Deferred income taxes                                                         20.9           25.9          23.5
  Other current assets                                                           3.5           11.1           3.5
----------------------------------------------------------------        ------------   ------------   -----------
    Total current assets                                                       281.0          262.2         285.5
Property, plant and equipment, net of accumulated
depreciation of $170.2, $157.1 and $160.0                                      131.7          136.7         135.5
Cost in excess of net assets of acquired businesses, net                        85.4           88.6          88.1
Other assets                                                                    35.7           34.9          37.4
----------------------------------------------------------------        ------------   ------------   -----------
Total Assets                                                                  $533.8         $522.4        $546.5
----------------------------------------------------------------        ------------   ------------   -----------
Liabilities and Stockholders' Equity
----------------------------------------------------------------        ------------   ------------   -----------
Current liabilities:
  Notes payable and current maturities of long-term debt                      $  1.2         $ 12.8        $ 11.7
  Accounts payable                                                              36.2           42.7          51.4
  Accrued expenses                                                              77.4           84.5          86.2
----------------------------------------------------------------        ------------   ------------   -----------
    Total current liabilities                                                  114.8          140.0         149.3
Long-term debt, exclusive of current maturities                                 84.6           95.9          95.9
Deferred income taxes, exclusive of current portion                             15.8           18.7          20.6
Other liabilities                                                               27.8           23.2          25.7
----------------------------------------------------------------        ------------   ------------   -----------
    Total liabilities                                                          243.0          277.8         291.5
----------------------------------------------------------------        ------------   ------------   -----------
Commitments and Contingent Liabilities
----------------------------------------------------------------        ------------   ------------   -----------
Stockholders' equity:
Common stock: par value $.01 per share (see
Note 5 for voting rights by class);
  Class A: 13,409,092, 13,124,699 and 13,176,357 shares issued                   0.1            0.1           0.1
  Class B, convertible: 5,877,078, 5,923,358 and
    5,923,358 shares issued                                                      0.1            0.1           0.1
Capital in excess of par value of stock                                         34.8           30.6          31.3
Retained earnings                                                              252.2          205.5         215.3
Accumulated translation adjustment                                               7.9            8.3           8.2
Less Class A treasury stock at cost, 118,180 shares                             (4.3)
----------------------------------------------------------------        ------------   ------------   -----------
    Total stockholders' equity                                                 290.8          244.6         255.0
----------------------------------------------------------------        ------------   ------------   -----------
Total Liabilities and Stockholders' Equity                                    $533.8         $522.4        $546.5
----------------------------------------------------------------        ------------   ------------   -----------

The accompanying notes are an integral part of the audited financial statements. In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. Unaudited financial information as of December 31, 1995 is also presented above.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries
                                                         Twelve months         Ten months        Twelve months
                                                             ended               ended           ended the last
                                                          December 31,        December 31,      day of February,
(Dollar amounts in millions)                              1996    1995        1996    1995        1996    1995
---------------------------------------------------      ------  ------      ------  ------      ------  ------
                                                          (Unaudited)              (Unaudited)
Cash flows from operating activities:
Net income                                               $ 55.2  $ 49.4      $ 45.4  $ 43.8      $ 53.6  $ 40.7
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, amortization and other
  noncash charges                                          23.6    22.4        19.6    18.3        22.3    23.5
  Deferred income taxes                                     2.1    (1.4)       (2.1)   (0.6)        3.7    (1.2)
  Loss (gain) on disposals of property, plant
  and equipment                                            (0.2)    0.3        (0.9)    0.3         1.0     0.4
  Changes in assets and liabilities, net
  of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable             (0.6)   18.0        34.0    16.2       (18.4)    8.2
    (Increase) decrease in inventories                     13.2   (10.5)       11.4    (2.1)       (0.3)  (13.0)
    (Increase) decrease in other assets                     1.9    (8.3)       (1.8)   (6.5)       (2.8)   (2.6)
    Decrease in accounts payable                           (6.7)  (11.3)      (15.5)  (15.7)       (7.0)   (9.8)
    Increase (decrease) in accrued expenses                (4.3)  (19.2)       (6.8)  (11.5)       (8.9)    1.6
    Increase (decrease) in other liabilities                3.3    (6.3)       (0.1)   (6.3)       (3.0)  (13.1)
---------------------------------------------------      ------  ------      ------  ------      ------  ------
  Net cash provided by operating activities                87.5    33.1        83.2    35.9        40.2    34.7
---------------------------------------------------      ------  ------      ------  ------      ------  ------
Cash flows from investing activities:
Proceeds from sales of businesses and property,
plant and equipment                                         1.9     5.0         1.8     5.0         5.1     3.0
Purchases of property, plant and equipment                (21.2)  (19.2)      (18.7)  (16.0)      (18.5)   (9.8)
Acquisitions of businesses                                        (37.4)              (37.4)      (37.4)  (10.2)
---------------------------------------------------      ------  ------      ------  ------      ------  ------
  Net cash used in investing activities                   (19.3)  (51.6)      (16.9)  (48.4)      (50.8)  (17.0)
---------------------------------------------------      ------  ------      ------  ------      ------  ------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings          (2.7)    1.8        (1.6)    1.9         0.8    (4.5)
Issuance of long-term debt                                          3.1                 0.8         0.8    11.8
Reduction of long-term debt                               (13.9)  (15.7)      (13.9)  (15.6)      (15.7)  (20.5)
(Increase) decrease in restricted funds                     3.7    (0.2)        2.7     1.5         2.6   (10.1)
Dividends paid                                             (8.5)  (10.7)       (8.5)   (8.9)       (8.9)   (6.4)
Purchase of treasury stock                                 (4.3)               (4.3)
Other                                                       3.7     2.3         3.4     1.9         2.2     1.3
---------------------------------------------------      ------  ------      ------  ------      ------  ------
  Net cash used in financing activities                   (22.0)  (19.4)      (22.2)  (18.4)      (18.2)  (28.4)
---------------------------------------------------      ------  ------      ------  ------      ------  ------
Net increase (decrease) in cash and cash equivalents       46.2   (37.9)       44.1   (30.9)      (28.8)  (10.7)
---------------------------------------------------      ------  ------      ------  ------      ------  ------
Cash and cash equivalents at beginning of period           12.5    50.4        14.6    43.4        43.4    54.1
---------------------------------------------------      ------  ------      ------  ------      ------  ------
Cash and cash equivalents at end of period               $ 58.7  $ 12.5      $ 58.7  $ 12.5      $ 14.6  $ 43.4
---------------------------------------------------      ------  ------      ------  ------      ------  ------

The accompanying notes are an integral part of the audited financial statements.

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. Unaudited financial information for the twelve months ended December 31, 1996 and 1995 and the ten months ended December 31, 1995 is also presented above.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Blount International, Inc. and Subsidiaries
                                   Common Stock       Capital               Accumulated
                                 ----------------    In Excess   Retained   Translation   Treasury
(Dollar amounts in millions)     Class A  Class B     of Par     Earnings   Adjustment     Stock
---------------------------      -------  -------    ---------   --------   -----------   --------
Balance, February 28, 1994        $ 0.1    $ 0.1       $27.1      $136.3       $ 7.4
Exercise of employee stock
  options                                                1.2
Issuance of shares under
  dividend reinvestment plan                             0.1
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                            0.9
Other shares issued                                      0.2
Net income                                                          40.7
Dividends                                                           (6.4)
---------------------------      -------  -------    ---------   --------    ----------   --------
Balance, February 28, 1995          0.1      0.1        28.6       170.6         8.3
Exercise of employee stock
  options                                                2.6
Issuance of shares under
  dividend reinvestment plan                             0.1
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                           (0.1)
Net income                                                          53.6
Dividends                                                           (8.9)
---------------------------      -------  -------    ---------   --------    ----------   --------
Balance, February 29, 1996          0.1      0.1        31.3       215.3         8.2
Exercise of employee stock
  options                                                3.4
Issuance of shares under
  dividend reinvestment plan                             0.1
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                           (0.3)
Purchase of treasury stock                                                                  $(4.3)
Net income                                                          45.4
Dividends                                                           (8.5)
---------------------------      -------  -------    ---------   --------   -----------   --------
Balance, December 31, 1996        $ 0.1    $ 0.1       $34.8      $252.2       $ 7.9        $(4.3)
---------------------------      -------  -------    ---------   --------   -----------   --------

The accompanying notes are an integral part of the audited financial statements.

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Blount International, Inc. and Subsidiaries

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries ("the Company"). All significant intercompany balances and transactions are eliminated in consolidation.

Change in fiscal year:
In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. Accordingly, the audited financial statements include the results for the ten-month period ended December 31, 1996 ("transition period"), and the prior two fiscal years ended February 29, 1996 ("fiscal 1996"), and February 28, 1995 ("fiscal 1995"). In addition to the basic audited financial statements and related notes, unaudited financial information for the twelve-month periods ended December 31, 1996 and 1995, and the ten-month period ended December 31, 1995, has been presented to enhance comparability. The Company also believes that the twelve-month results are more comparable to its peer group, most of whom are on a calendar year basis.

Reclassifications:
Certain amounts in the fiscal 1996 and fiscal 1995 financial statements and notes to consolidated financial statements have been reclassified to conform with the transition period presentation.

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

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $2.8 million and $7.0 million as of December 31, 1996, and February 29, 1996. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $16.4 million, $19.3 million and $19.8 million in the transition period, fiscal 1996 and fiscal 1995.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three reporting periods ended December 31, 1996.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization was $21.7 million and $19.5 million as of December 31, 1996, and February 29, 1996. The excess cost is evaluated for impairment based on the historic and estimated future profitability and cash flows of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through large retentions or deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries which have a majority of transactions denominated in U.S. dollars or conduct operations in a highly inflationary economy, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are accumulated in a separate component of stockholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments reduced pretax income by $0.1 million, $1.9 million and $0.7 million in the transition period, fiscal 1996 and fiscal 1995.

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $6.0 million, $8.8 million and $7.7 million for the transition period, fiscal 1996 and fiscal 1995.

Net income per common share:
Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations is as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Current provision:
   Federal                                      $ 24.5         $ 20.2    $ 19.4
   State                                           0.8            2.1       3.7
   Foreign                                         2.4            4.0       5.2
Deferred provision (benefit):
   Federal                                        (3.6)           4.4      (1.0)
   State                                           0.4            0.5
   Foreign                                         1.1           (1.1)     (0.6)
---------------------------------------         ------         ------    ------
                                                $ 25.6         $ 30.1    $ 26.7
---------------------------------------         ------         ------    ------


A reconciliation of the provision for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Income before income taxes:
   Domestic                                     $ 61.1         $ 77.6    $ 57.5
   Foreign                                         8.5            6.1       9.9
---------------------------------------         ------         ------    ------
                                                $ 69.6         $ 83.7    $ 67.4
---------------------------------------         ------         ------    ------
                                                     %              %         %
Statutory tax rate                                35.0           35.0      35.0
Impact of earnings of foreign operations           0.7            0.2      (1.0)
State income taxes, net of federal
tax benefit                                        1.5            2.3       3.7
Charitable contribution carryover                                (2.0)
Permanent differences between book
bases and tax bases                                1.5            1.0       1.7
Other items, net                                  (1.9)          (0.5)      0.2
---------------------------------------         ------         ------    ------
Effective income tax rate                         36.8           36.0      39.6
---------------------------------------         ------         ------    ------


All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 1996, and February 29, 1996, deferred income tax assets were $34.7 million and $37.6 million and deferred income tax liabilities were $29.6 million and $34.6 million. Deferred income taxes applicable to principal temporary differences are as follows:

                                                     December 31,  February 29,
(Dollar amounts in millions)                                 1996          1996
--------------------------------------------------   ------------  ------------
Property, plant and equipment basis differences         $    19.7     $    20.2
Employee benefits                                           (13.0)        (12.4)
Other accrued expenses                                      (18.6)        (19.2)
Other - net                                                   6.8           8.5
--------------------------------------------------      ---------     ---------
                                                        $    (5.1)    $    (2.9)
--------------------------------------------------      ---------     ---------


Deferred income taxes of approximately $2.8 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $34.7 million as the earnings are considered to be permanently reinvested.

Blount, Inc. has settled its issues with the Internal Revenue Service through the 1990 fiscal year with no material adverse effect. The periods from fiscal 1991 through the transition period are still open for review. Blount International, Inc.'s separate tax years from 1993 through 1995 are open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt consists of the following:

                                                     December 31,  February 29,
(Dollar amounts in millions)                                 1996          1996
--------------------------------------------------   ------------  ------------
9% subordinated notes                                   $    68.8     $    79.4
Industrial development revenue bonds payable,
maturing between 1997 and 2013, interest at varying
rates (principally 4.5% at December 31, 1996)                16.1          16.4
Other long-term debt, interest at 8%                                        2.5
Lease purchase obligations, interest at varying
rates, payable in installments to 2001                        0.6           0.8
--------------------------------------------------      ---------     ---------
                                                             85.5          99.1
Less current maturities                                      (0.9)         (3.2)
--------------------------------------------------      ---------     ---------
                                                        $    84.6     $    95.9
--------------------------------------------------      ---------     ---------

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                     Capital Leases
                                              ---------------------       Total
(Dollar amounts in millions)          Debt    Principal    Interest    Payments
-------------------------------   ---------   ---------   ---------   ---------
1997                               $  0.4       $ 0.5       $ 0.1       $ 1.0
1998                                  0.4         0.1                     0.5
1999                                  0.3                                 0.3
2000                                  0.3                                 0.3
2001                                  0.3                                 0.3
2002 and beyond                      83.2                                83.2
-------------------------------   ---------   ---------   ---------   ---------
                                   $ 84.9       $ 0.6       $ 0.1       $85.6
-------------------------------   ---------   ---------   ---------   ---------


At December 31, 1996, no amounts were outstanding under the Company's $100 million revolving credit agreement with a group of five banks. The $100 million agreement expires December 1999 and provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on cash flow and leverage ratios. In addition, a commitment fee which varies to a maximum of 1/2% is charged on the total commitment. The agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, acquisitions, consolidations, mergers and sales of assets, and requires the Company to maintain certain specified debt-to-equity and fixed charge coverage ratios.

The proceeds from industrial development revenue bonds of $11.8 million issued in fiscal 1995 are held in trust and released as qualified capital expenditures are made. As of December 31, 1996, and February 29, 1996, $4.9 million and $7.6 million were held in trust and are included in "Other assets" in the Company's consolidated balance sheets.

The Company has 9% senior subordinated notes ("the 9% notes") outstanding in the principal amount of $68.8 million maturing on June 15, 2003. In July 1996, the Company repurchased approximately $10.6 million of the 9% notes with no material gain or loss. During fiscal 1995, approximately $20 million of the 9% notes were repurchased with no material gain or loss. The 9% notes are redeemable at the election of the Company, in whole or in part, at any time on or after June 15, 1998, initially at 103 3/8% of the principal amount and thereafter at prices declining to par on June 15, 2001. The 9% notes were issued under an indenture ("the indenture") between the Company and a major bank as trustee. The indenture restricts the Company's ability to incur additional debt, pay dividends, make certain investments, dispose of assets, create liens on assets and merge or consolidate with another entity.

In August 1995, the Company entered into an agreement expiring August 31, 1998 with certain financial organizations under which it may sell up to $25 million of undivided interests in a pool of eligible accounts receivable in which the purchasers retain a security interest. The purchasers' level of investment may fluctuate based on the level of the eligible receivables in the pool. No receivables have ever been sold under this agreement.

Under the most restrictive debt requirement, retained earnings of approximately $78.9 million were available for the payment of dividends at December 31, 1996.

As of December 31, 1996 and February 29, 1996, the weighted average interest rate on short-term borrowings was 9.2% and 8.4%, respectively.

NOTE 4:
ACQUISITIONS AND DISPOSALS

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation and Orbex, Inc. for approximately $19 million, subject to post-closing adjustments. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. The combined sales and pretax income of the acquired companies for their most recent year was $19.8 million and $2.5 million, respectively.

In the transition period, income of $1.4 million, net of income taxes of $0.9 million, was recognized for disposal of the discontinued construction segment, primarily due to favorable claim settlements and improved international job profits.

In December 1995, the Company acquired the outstanding capital stock of Simmons Outdoor Corporation ("Simmons"), a sports optics distributor. The purchase price was approximately $38 million. The acquisition has been accounted for by the purchase method, and the net assets and results of operations of Simmons have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. Sales and pretax income for Simmons for 1995 were $40.9 million and $1.6 million, respectively.

During fiscal 1996, Pozzo Construction Co., Inc. was sold with no material effect on the Company's financial condition.

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


NOTE 5:
CAPITAL STOCK

The Company has authorized 60 million shares of Class A Common Stock, 14 million shares of Class B Common Stock and 4,456,855 shares of Preferred Stock. As of December 31, 1996, no Preferred Stock was outstanding. The Class A Common Stock is entitled to elect 25% of the Company's Board of Directors, is entitled to one-tenth of one vote per share on all other matters and will receive an additional dividend of $.00833 in any quarter that a cash dividend is declared on the Class B Common Stock. The Class B Common Stock is entitled to elect 75% of the Company's Board of Directors and is entitled to one vote per share on all other matters. Each share of Class B Common Stock is convertible at any time at the option of the shareholder into one share of Class A Common Stock.

The Company has granted options to purchase its Class A Common Stock to certain officers and key employees under three fixed stock option plans. Under these plans, options may be granted up to the following amounts: 1995 non-qualified plan - 1,050,000 shares; 1994 non-qualified plan - 600,000 shares; and the 1992 incentive stock option plan - 1,125,000 shares. Each plan terminates ten years from inception and provides for the granting of options with an option price per share not less than the fair market value of one share of Class A Common Stock on the date of grant. The options granted are exercisable for a period of up to ten years under each plan and vest in installments over periods determined by the Compensation and Management Development Committee of the Board of Directors. As of December 31, 1996, and February 29, 1996, there were options for 474,500 shares and 1,050,000 shares available for grant under the 1995 non-qualified plan, no shares available for grant under the 1994 non-qualified plan, and 71,245 shares and 56,250 shares available for grant under the 1992 incentive stock option plan.

A summary of the status of the Company's three fixed stock option plans as of December 31, 1996, February 29, 1996, and February 28, 1995, and changes during the periods ending on those dates is presented below:

                            Ten months ended                      Twelve months ended
                              December 31,                     the last day of February,
                                  1996                      1996                      1995
                         ----------------------    ----------------------    ----------------------
                                      Weighted-                 Weighted-                 Weighted-
                                        Average                   Average                   Average
                             Shares    Exercise        Shares    Exercise        Shares    Exercise
                         (in 000's)       Price    (in 000's)       Price    (in 000's)       Price
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
beginning of period           1,081      $18.10         1,306      $15.86         1,422      $11.12
   Granted                      586       30.95            86       28.30           223       30.18
   Exercised                   (183)      13.57          (207)      10.26          (198)       5.62
   Forfeited                    (25)      21.55          (104)      13.93          (141)       5.08
                         ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
end of period                 1,459      $23.77         1,081      $18.10         1,306      $15.86
                         ----------   ---------    ----------   ---------    ----------   ---------
Options exercisable
at end of period                425                       572                       207
--------------------     ----------                ----------                ----------

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                      Options Outstanding       Options Exercisable
                               ------------------------------------------    ----------------------
                                                    Weighted-   Weighted-                 Weighted-
                                                      Average     Average                   Average
                                   Shares           Remaining    Exercise        Shares    Exercise
Range of Exercise Prices       (in 000's)    Contractual Life       Price    (in 000's)       Price
------------------------       ----------    ----------------   ---------    ----------   ---------
   $5.08 to $5.46                     181           5.5 years      $ 5.24            23      $ 5.08
   $8.96 to $9.13                      45           6.0 years        8.98            21        8.96
   $18.42 to $27.04                   409           7.2 years       19.50           206       19.22
   $28.67 to $33.06                   824           9.0 years       30.77           175       30.58
------------------------       ----------    ----------------   ---------    ----------   ---------
Total                               1,459           7.9 years      $23.77           425      $22.60
------------------------       ----------    ----------------   ---------    ----------   ---------

The Company applies APB Opinion 25 and related interpretations in accounting for fixed stock option plans. Accordingly, no compensation cost has been recognized for the three fixed stock option plans. Had compensation cost been determined based on the estimated fair value at the grant dates for awards under those plans since March 1, 1995, consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                                Twelve months
                                           Ten months ended     ended the last
(Dollar amounts in millions,                 December 31,      day of February,
except per share data)                           1996                1996
---------------------------------------    ----------------    ----------------
Net income:
   As reported                                  $ 45.4              $ 53.6
   Pro forma                                      44.5                53.5
Earnings per share:
   As reported                                    2.32                2.75
   Pro forma                                      2.27                2.75
---------------------------------------         ------              ------


For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
                                                 1996                1996
---------------------------------------    ----------------    ----------------
Estimated lives of plan options                 6 years             6 years
Risk-free interest rates                           6.2%                5.9%
Expected volatility                               24.0%               23.0%
Dividend yield                                     1.5%                1.5%
---------------------------------------         -------             -------


The weighted-average estimated fair value of options granted during the transition period and fiscal 1996 was $9.74 and $8.56, respectively.

NOTE 6:
PENSION PLANS

The Company maintains a funded, non-contributory, trusteed, defined benefit pension plan covering the majority of domestic employees. In addition, the Company sponsors certain supplemental defined benefit plans and employees of certain foreign operations participate in local plans.

The formulas of defined benefit plans generally base pension benefits paid to retired employees upon their length of service and a percentage of average compensation during certain years of employment. The plans' assets are invested principally in equity funds, bond funds and temporary cash investments. The actuarial method used for financial reporting purposes is the projected unit credit method. The components of pension expense for Company-sponsored defined benefit plans were:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Service cost - benefits earned                  $  3.7         $  3.4    $  3.8
Interest cost                                      5.5            5.8       5.1
Actual return on plan assets                      (7.3)         (11.1)     (0.7)
Net amortization and deferral                      2.4            6.8      (2.4)
-----------------------------------------       ------         ------    ------
                                                $  4.3         $  4.9    $  5.8
-----------------------------------------       ------         ------    ------


The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. A Rabbi Trust has been established for the purpose of funding certain non-qualified benefits. The funded status of qualified and non-qualified defined benefit plans was as follows:

                                                       December 31, 1996           February 29, 1996
                                             --------------------------- ---------------------------
                                             Assets Exceed   Accumulated Assets Exceed   Accumulated
                                               Accumulated      Benefits   Accumulated      Benefits
(Dollar amounts in millions)                      Benefits Exceed Assets      Benefits Exceed Assets
-------------------------------------------  ------------- ------------- ------------- -------------
Actuarial present value of projected
benefit obligation:
   Vested                                        $   50.8      $    4.2      $   50.9      $    3.8
   Nonvested                                          3.1           0.1           2.7           0.4
-------------------------------------------      --------      --------      --------      --------
Accumulated benefit obligation                       53.9           4.3          53.6           4.2
Effect of projected compensation increases           22.5           1.1          23.6           1.0
-------------------------------------------      --------      --------      --------      --------
Projected benefit obligation                         76.4           5.4          77.2           5.2
Plan assets at fair value                            82.0                        79.9
-------------------------------------------      --------      --------      --------      --------
Plan assets greater (less) than
   projected benefit obligation                       5.6          (5.4)          2.7          (5.2)
Unrecognized transition (asset) obligation           (1.0)          0.3          (1.3)          0.4
Unrecognized prior service liability                  1.0           0.3           2.1           0.4
Unrecognized net loss                                 5.2           0.7           8.0           0.8
-------------------------------------------      --------      --------      --------      --------
Net prepaid (accrued) pension cost               $   10.8      $   (4.1)     $   11.5      $   (3.6)
-------------------------------------------      --------      --------      --------      --------

During the transition period, the domestic funded defined benefit plan settled the pension obligation to certain retirees of discontinued operations for approximately $8.4 million. The weighted average rate assumptions used in the transition period, fiscal 1996 and fiscal 1995 to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
                                                 1996           1996      1995
---------------------------------------    ----------------    ------    ------
Discount rate                                    7.6%           7.6%      8.5%
Rate of increase in compensation levels          4.2%           4.1%      4.3%
Expected long-term rate of return on
plan assets                                      8.7%           8.7%      8.7%
---------------------------------------         ------         ------    ------


The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees and matches a portion of employee contributions. The expense was $2.4 million, $2.8 million and $2.1 million in the transition period, fiscal 1996 and fiscal 1995.


NOTE 7:
POSTRETIREMENT INSURANCE BENEFITS

The Company sponsors plans which provide postretirement health care and life insurance benefits ("postretirement benefits") to eligible domestic retirees. The Company has funded the estimated liability for retirees of a certain operation sold in a prior year. Other postretirement benefit plans are not funded and benefit payments are made as they become due.

Net periodic postretirement benefit expense consisted of the following components:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Service cost - benefits earned                  $  0.3         $  0.3    $  0.3
Interest cost                                      0.9            1.3       1.3
Actual return on plan assets                      (0.2)          (0.3)     (0.1)
Net amortization and deferral                      0.1            0.1      (0.1)
----------------------------------------        ------         ------    ------
                                                $  1.1         $  1.4    $  1.4
----------------------------------------        ------         ------    ------

The accumulated postretirement benefit obligation for the funded plan was $2.2 million and $2.3 million as of December 31, 1996 and February 29, 1996. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets follows:

                                                    December 31,   February 29,
(Dollar amounts in millions)                                1996           1996
--------------------------------------------------  ------------   ------------
Accumulated postretirement benefit obligation:
   Retirees                                    $    10.6      $    10.5
   Fully eligible active plan participants                   2.5            2.2
   Other active plan participants                            2.6            2.0
--------------------------------------------------     ---------      ---------
                                                            15.7           14.7
Plan assets at fair value                                    2.1            2.1
--------------------------------------------------     ---------      ---------
Postretirement benefits in excess of assets                (13.6)         (12.6)
Unrecognized net loss                                        1.3            0.8
--------------------------------------------------     ---------      ---------
Accrued postretirement benefit cost                    $   (12.3)     $   (11.8)
--------------------------------------------------     ---------      ---------


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 1/2% in the transition period and fiscal 1996, and 8 1/2% in fiscal 1995. The expected long-term rate of return on plan assets was 8 3/4% in the transition period, fiscal 1996 and fiscal 1995. A 9% annual rate of increase in the cost of health care benefits was assumed for the transition period; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years and then decrease to the ultimate trend rate of 3%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by 10.0% and the aggregate of the service and interest cost components of net periodic expense for the transition period by 11.5%.


NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to nine years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows (in millions): 1997--$3.7; 1998--$2.3; 1999--$1.2; 2000--$0.8; 2001--$0.8 and 2002
and beyond--$1.3. Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $5.0 million, $6.3 million and $5.2 million for the transition period, fiscal 1996 and fiscal 1995, respectively.

In 1989, the United States Environmental Protection Agency ("EPA") designated a predecessor of the Company as one of four potentially responsible parties ("PRPs") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin ("the Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were later purchased by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company is not liable and is not properly a PRP. Although management believes the EPA is wrong on the successor liability issue, with other PRPs, the Company made a good faith offer to the EPA to pay a portion of the Site clean-up costs. The offer was rejected and the EPA and State of Wisconsin ("the State") proceeded with the clean-up at a cost of approximately $12 million. The EPA and the State brought suit in 1996 against the Town of Onalaska ("the Town") and a second PRP, Metallics, Inc., to recover response costs. On December 18, 1996, the United States District Court for the Western District of Wisconsin approved and entered Consent Decrees pursuant to which the Town and Metallics, Inc. settled the suit and will pay a total of over $1.8 million to the EPA and the State. The Company continues to maintain that it is not a liable party. The EPA has not taken action against the Company, nor has the EPA accepted the Company's position.
The Company does not know the financial status of the other named and unnamed PRPs who may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

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

At December 31, 1996, there were outstanding bank letters of credit in the approximate amount of $7.4 million issued principally in connection with various foreign construction contracts of the discontinued construction segment for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

At December 31, 1996, substantially all of the Company's trade and other accounts receivable of $116.0 million (see Note 11) arose from manufacturing operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 10). At December 31, 1996, approximately 66% of manufacturing receivables were from customers within the United States.
Accounts receivable from manufacturing customers are principally from service and dealer groups, distributors, and chain saw and other original equipment manufacturers, and are generally not collateralized.

The estimated fair values of certain financial instruments are as follows:

                                        December 31, 1996     February 29, 1996
                                     --------------------  --------------------
                                      Carrying       Fair   Carrying       Fair
(Dollar amounts in millions)            Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments      $    58.7  $    58.7  $    14.6  $    14.6
Other assets (restricted trust
  funds and notes receivable)             14.8       15.8       17.1       18.1
Notes payable and long-term debt
  (see Note 3)                           (85.8)     (88.9)    (107.6)    (111.6)
----------------------------------   ---------  ---------  ---------  ---------


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


NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Outdoor Products segment manufactures and markets saw chain, bars and sprockets for chain saws, maintenance accessories, industrial cutting products and home and garden products such as pruning tools and lawn mowers. The Outdoor Products segment sells to original equipment manufacturers and to a diverse distribution and dealer network. The Industrial and Power Equipment segment manufactures and markets large mechanical timber harvesting and processing equipment as well as power transmission, hydraulic and gear components for use in the timber harvesting, materials handling, construction and utility businesses. The Sporting Equipment segment manufactures and markets small arms ammunition, reloading equipment and components, gun care accessories, shooting sports accessories and industrial powerloads, and markets and distributes sports optical products. Major markets include two-step distributors, cooperative buying groups, mass merchants and government agencies. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments, deferred income taxes and property, plant and equipment used by the corporate office.

In the transition period, fiscal 1996 and fiscal 1995, no customer accounted for more than 10% of consolidated sales. In the transition period, approximately 15.5% of sales by the Outdoor Products segment were to one customer. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of the Company's segments purchase certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

Information on Geographic Areas:
                                                                                    Twelve months
                                         Twelve months ended   Ten months ended     ended the last
                                             December 31,        December 31,      day of February,
(Dollar amounts in millions)                1996      1995      1996      1995      1996      1995
---------------------------------------    ------    ------    ------    ------    ------    ------
                                             (Unaudited)              (Unaudited)
Sales:
   United States                           $541.0    $518.1    $439.7    $434.6    $536.0    $493.3
   Outside United States                    108.3     103.3      87.0      87.0     108.3      95.1
---------------------------------------    ------    ------    ------    ------    ------    ------
                                           $649.3    $621.4    $526.7    $521.6    $644.3    $588.4
---------------------------------------    ------    ------    ------    ------    ------    ------
Operating income:
   United States                           $104.0    $ 99.7    $ 83.4    $ 86.9    $106.2    $ 92.0
   Outside United States                      9.1       5.2       7.8       4.0       6.6       9.9
---------------------------------------    ------    ------    ------    ------    ------    ------
      Operating income from segments       $113.1    $104.9    $ 91.2    $ 90.9    $112.8    $101.9
---------------------------------------    ------    ------    ------    ------    ------    ------
Identifiable assets:
   United States                           $458.2    $435.2    $458.2    $435.2    $461.2    $425.0
   Outside United States                     75.6      87.2      75.6      87.2      85.3      95.8
---------------------------------------    ------    ------    ------    ------    ------    ------
                                           $533.8    $522.4    $533.8    $522.4    $546.5    $520.8
---------------------------------------    ------    ------    ------    ------    ------    ------

Included in United States sales were export sales of $89.7 million, $106.2 million and $94.3 million in the transition period, fiscal 1996 and fiscal 1995. Total sales from international activities, including those in the above table and export sales, provided 33.6% of consolidated sales in the transition period, 33.3% in fiscal 1996 and 32.2% in fiscal 1995. In the transition period, fiscal 1996 and fiscal 1995, approximately 57.5%, 56.4% and 54.3%, respectively, of sales by the Outdoor Products segment were from international sources.

Information on Segments:
                                                                                    Twelve months
                                         Twelve months ended   Ten months ended     ended the last
                                             December 31,        December 31,      day of February,
(Dollar amounts in millions)                1996      1995      1996      1995      1996      1995
---------------------------------------    ------    ------    ------    ------    ------    ------
                                             (Unaudited)              (Unaudited)
Sales:
   Outdoor products                        $292.7    $282.0    $239.3    $238.2    $291.6    $268.1
   Industrial and power equipment           209.5     232.2     165.7     196.8     240.6     207.5
   Sporting equipment                       147.1     107.2     121.7      86.6     112.1     112.8
---------------------------------------    ------    ------    ------    ------    ------    ------
                                           $649.3    $621.4    $526.7    $521.6    $644.3    $588.4
---------------------------------------    ------    ------    ------    ------    ------    ------
Operating income:
   Outdoor products                        $ 61.4    $ 53.5    $ 50.7    $ 46.8    $ 57.4    $ 49.6
   Industrial and power equipment            31.9      39.6      24.0      34.2      42.2      33.0
   Sporting equipment                        19.8      11.8      16.5       9.9      13.2      19.3
---------------------------------------    ------    ------    ------    ------    ------    ------
   Operating income from segments           113.1     104.9      91.2      90.9     112.8     101.9
   Corporate office expenses                (20.7)    (20.5)    (16.2)    (17.9)    (22.3)    (25.3)
---------------------------------------    ------    ------    ------    ------    ------    ------
   Income from operations                    92.4      84.4      75.0      73.0      90.5      76.6
   Interest expense                          (9.9)    (10.6)     (7.9)     (8.9)    (10.8)    (11.1)
   Interest income                            2.4       3.8       2.3       3.4       3.4       2.6
   Other income (expense), net                0.5      (0.4)      0.2       0.4       0.6      (0.7)
---------------------------------------    ------    ------    ------    ------    ------    ------
   Income before income taxes              $ 85.4    $ 77.2    $ 69.6    $ 67.9    $ 83.7    $ 67.4
---------------------------------------    ------    ------    ------    ------    ------    ------


Identifiable assets:
   Outdoor products                        $196.2    $195.4    $196.2    $195.4    $202.1    $199.5
   Industrial and power equipment           102.6      90.5     102.6      90.5      95.9      83.0
   Sporting equipment                       107.7      85.6     107.7      85.6     118.4      71.8
   Corporate office                         121.0     124.7     121.0     124.7     103.5     103.7
   Discontinued operations                    6.3      26.2       6.3      26.2      26.6      62.8
---------------------------------------    ------    ------    ------    ------    ------    ------
                                           $533.8    $522.4    $533.8    $522.4    $546.5    $520.8
---------------------------------------    ------    ------    ------    ------    ------    ------
Depreciation and amortization:
   Outdoor products                        $ 12.8    $ 12.9    $ 10.6    $ 10.6    $ 12.7    $ 13.8
   Industrial and power equipment             3.9       3.7       3.2       3.0       3.6       3.8
   Sporting equipment                         4.8       4.3       4.0       3.5       4.3       3.8
   Corporate office                           1.8       1.4       1.4       1.1       1.6       1.5
---------------------------------------    ------    ------    ------    ------    ------    ------
                                           $ 23.3    $ 22.3    $ 19.2    $ 18.2    $ 22.2    $ 22.9
---------------------------------------    ------    ------    ------    ------    ------    ------
Capital expenditures:
   Outdoor products                        $ 11.4    $  7.8    $ 10.2    $  5.5    $  6.8    $  4.9
   Industrial and power equipment             6.0       2.4       5.6       1.8       2.2       4.9
   Sporting equipment                         3.3       2.9       2.5       2.7       3.5       4.6
   Corporate office                           0.6       6.7       0.4       6.6       6.8       0.3
---------------------------------------    ------    ------    ------    ------    ------    ------
                                           $ 21.3    $ 19.8    $ 18.7    $ 16.6    $ 19.3    $ 14.7
---------------------------------------    ------    ------    ------    ------    ------    ------

NOTE 11:
OTHER INFORMATION

The following balance sheet captions are comprised of the items specified below:

                                                    December 31,   February 29,
(Dollar amounts in millions)                                1996           1996
-----------------------------------------------     ------------   ------------
Accounts receivable:
   Trade accounts and other                            $   116.0      $   121.1
   Billings on construction contracts:
      Current                                                2.6           20.8
      Retainage estimated to be collected
        within one year                                      0.3            2.1
   Income taxes receivable                                                  9.7
   Allowance for doubtful accounts                          (3.0)          (3.9)
-----------------------------------------------        ---------      ---------
                                                       $   115.9      $   149.8
-----------------------------------------------        ---------      ---------
Inventories:
   Finished goods                                      $    42.4      $    50.8
   Work in process                                          14.5           14.9
   Raw materials and supplies                               25.1           28.4
-----------------------------------------------        ---------      ---------
                                                       $    82.0      $    94.1
-----------------------------------------------        ---------      ---------
Property, plant and equipment:
   Land                                                $     6.4      $     6.4
   Buildings and improvements                               84.3           82.9
   Machinery and equipment                                 161.9          154.6
   Furniture, fixtures and office equipment                 23.2           22.3
   Transportation equipment                                 16.6           23.6
   Construction in progress                                  9.5            5.7
   Accumulated depreciation                               (170.2)        (160.0)
-----------------------------------------------        ---------      ---------
                                                       $   131.7      $   135.5
-----------------------------------------------        ---------      ---------
Accrued expenses:
   Salaries, wages and related withholdings            $    21.8      $    24.4
   Employee benefits                                         8.4            7.9
   Casualty insurance costs                                 14.1           15.9
   Income taxes payable                                      4.6            4.2
   Other                                                    28.5           33.8
-----------------------------------------------        ---------      ---------
                                                       $    77.4      $    86.2
-----------------------------------------------        ---------      ---------
Other liabilities:
   Employee benefits                                   $    25.6      $    23.9
   Casualty insurance costs                                  0.4            0.4
   Other                                                     1.8            1.4
-----------------------------------------------        ---------      ---------
                                                       $    27.8      $    25.7
-----------------------------------------------        ---------      ---------

At December 31, 1996, the Company's manufacturing operation in Canada had net assets of $15.9 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $10.1 million, $11.9 million and $10.6 million for the transition period, fiscal 1996 and fiscal 1995.


Supplemental cash flow information is as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Interest paid                                   $  9.1         $ 10.5    $ 10.4
Income taxes paid                                 16.9           35.5      28.9
Capital lease obligations incurred
  (terminated)                                    (6.4)           7.1       0.1
Acquisitions of businesses (see Note 4):
   Assets acquired                                               49.9      22.6
   Liabilities assumed and incurred                             (12.5)    (12.4)
   Cash paid                                                     37.4      10.2
---------------------------------------         ------         ------    ------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 1996 and December 31, 1995.

(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Twelve months ended
December 31, 1996

Sales                     $173.2         $142.0            $160.0              $174.1        $649.3
Gross profit                58.5           48.8              55.9                59.2         222.4
Net income                  13.4           10.6              13.8                17.4          55.2
Net income per share         .69            .54               .71                 .88          2.82

The second quarter includes net income of $1.2 million ($.06 per share) resulting from revised product liability estimates for the Industrial and Power Equipment segment. The third quarter includes net income of $1.2 million ($.06 per share) from resolution of an environmental matter at the Company's Lewiston, Idaho facility. The fourth quarter includes net income of $1.4 million ($.07 per share) recognized for disposal of construction operations which were discontinued in a prior year.


(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended            Ended               Ended
per share data)       March 31, 1995  June 30, 1995  September 30, 1995  December 31, 1995    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Twelve months ended
December 31, 1995

Sales                     $155.3         $154.4            $153.0              $158.7        $621.4
Gross profit                53.2           48.9              52.7                53.8         208.6
Net income                  11.7            9.7              12.5                15.5          49.4
Net income per share         .60            .50               .64                 .79          2.53

The first quarter includes after-tax charges of $1.3 million ($.07 per share) to increase its accrual for an environmental matter at the Company's Lewiston, Idaho facility to $4.3 million pretax. The second, third and fourth quarters include after-tax charges of $0.3 million ($.01 per share), $0.9 million ($.05 per share) and $0.2 million ($.01 per share) for costs associated with the merger. The fourth quarter includes net income of $1.7 million ($.09 per share) from the use of charitable contribution carryovers resulting from the merger to reduce the provision for income taxes.

The following table sets forth a summary of the quarterly results of operations for the ten-month transition period ended December 31, 1996, and the fiscal year ended February 29, 1996.

(Dollar amounts         One Month      2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Transition Period

Sales                     $ 50.6         $142.0            $160.0              $174.1        $526.7
Gross profit                16.3           48.8              55.9                59.2         180.2
Net income                   3.6           10.6              13.8                17.4          45.4
Net income per share         .19            .54               .71                 .88          2.32

The second quarter includes net income of $1.2 million ($.06 per share) resulting from revised product liability estimates for the Industrial and Power Equipment segment. The third quarter includes net income of $1.2 million ($.06 per share) from resolution of an environmental matter at the Company's Lewiston, Idaho facility. The fourth quarter includes net income of $1.4 million ($.07 per share) recognized for disposal of construction operations which were discontinued in a prior year.


(Dollar amounts        1st Quarter     2nd Quarter       3rd Quarter        4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)        May 31, 1995  August 31, 1995  November 30, 1995  February 29, 1996    Total
-----------------      ------------  ---------------  -----------------  -----------------  -------
Fiscal 1996

Sales                     $164.2         $147.1            $158.0              $175.0        $644.3
Gross profit                55.1           48.8              55.0                58.1         217.0
Net income                  13.8           10.5              16.8                12.5          53.6
Net income per share         .71            .54               .86                 .64          2.75

The second and third quarters include after-tax charges of $1.0 million ($.05 per share) and $0.4 million ($.02 per share) for costs associated with the merger. The third quarter includes net income of $1.7 million ($.09 per share) from the use of charitable contribution carryovers resulting from the merger to reduce the provision for income taxes.





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the "Directors", "Executive Officers" and "Filing Disclosure" sections of the proxy statement for the April 21, 1997, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation" section of the proxy statement for the April 21, 1997, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the April 21, 1997, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the April 21, 1997, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   16

     Consolidated Statements of Income for the ten-month
     period ended December 31, 1996 and the years
     ended the last day of February 1996 and 1995                        18

     Consolidated Balance Sheets as of
     December 31, 1996 and February 29, 1996                             19

     Consolidated Statements of Cash Flows for the ten-month
     period ended December 31, 1996 and the years ended the
     last day of February 1996 and 1995                                  20

     Consolidated Statements of Changes in Stockholders' Equity
     for the ten-month period ended December 31, 1996 and the
     years ended the last day of February 1996 and 1995                  21

     Notes to Consolidated Financial Statements                       22 - 38

     Supplementary Data                                               39 - 40

     (2)  Schedules for the ten-month period ended
          December 31, 1996 and the years ended
          the last day of February 1996 and 1995 *

               II.  Valuation and qualifying accounts                    47

* All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K in the Fourth Quarter

     The Registrant filed reports on Form 8-K during the fourth quarter of the transition period as follows:

     (1) A report on Form 8-K filed on October 25, 1996 reporting under Item 5 the authorization by the Company's Board of Directors of the repurchase of up to $50 million of the Company's Class A Common Stock.

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

    **10(t)      Employment Agreement between Blount, Inc. and Richard H. Irving
III.

     *10(u)      Blount, Inc. Non-Employee Directors' Stock Compensation Plan
which was filed as Exhibit 10(u) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

     *10(v)      Agreement and Plan of Merger By and Among Simmons Outdoor
Corporation, Blount, Inc., and S.O.C. Corporation filed as part of Schedule 14D-1 and Schedule 13D of Simmons Outdoor Corporation, S.O.C. Corporation, Blount, Inc., and Blount International, Inc., which was filed on November 17, 1995.

     *10(w)      Amendments to and Assumptions of Employment Agreements with the following individuals which were filed as Exhibit 10(w) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549):

                      John M. Panettiere
                      Harold E. Layman
                      D. Joseph McInnes
                      James S. Osterman
                      Donald B. Zorn

     *10(x)      Blount, Inc. Executive Benefit Plans Trust Agreement and
Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

     *10(y)      Blount, Inc. Benefits Protection Trust Agreement and Amendment
To and Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

    **10(z)      Employment Agreement between Blount, Inc. and Leonard C. Hale.

    **10(aa)     Employment Agreement between Simmons Outdoor Corporation and
Larry W. Bridgman.

11.  Computation of net income per common share included herein on page 48.

21. A list of the significant subsidiaries of Blount International, Inc. included herein on page 49.

23.  Consent of Independent Accountants included herein on page 50.

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

Dated:  March 3, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 3, 1997


/s/ Winton M. Blount                    /s/ Emory M. Folmar
Winton M. Blount                        Emory M. Folmar
Chairman of the Board                   Director
and Director

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