Form 10-Q
period 1997-03-31
BLOUNT INTERNATIONAL INC
filed 1997-05-01
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                                March 31, 1997
      ---------------------                              ------------------
Class A Common Stock $.01 Par Value                      13,110,583 shares
Class B Common Stock $.01 Par Value                       5,874,378 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        March 31, 1997 and December 31, 1996                 3

     Consolidated Statements of Income -
        three months ended March 31, 1997 and 1996           4

     Consolidated Statements of Cash Flows -
        three months ended March 31, 1997 and 1996           5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   10

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    13

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                        March 31,  December 31,
                                                          1997         1996
                                                        ---------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $14,601 and $55,258                 $ 19,077      $ 58,708
   Accounts receivable, net of allowance for
      doubtful accounts of $3,023 and $3,007              140,156       115,875
   Inventories                                             85,549        82,026
   Deferred income taxes                                   20,911        20,910
   Other current assets                                     3,484         3,509
                                                         --------      --------
                    Total current assets                  269,177       281,028
Property, plant and equipment, net of accumulated
   depreciation of $175,212 and $170,221                  133,648       131,678
Cost in excess of net assets of acquired businesses, net   97,907        85,442
Other assets                                               33,433        35,691
                                                         --------      --------
Total Assets                                             $534,165      $533,839
                                                         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $  1,692      $  1,250
   Accounts payable                                        36,039        36,163
   Accrued expenses                                        75,861        77,401
                                                         --------      --------
                    Total current liabilities             113,592       114,814
Long-term debt, exclusive of current maturities            85,107        84,592
Deferred income taxes, exclusive of current portion        15,849        15,829
Other liabilities                                          29,953        27,838
                                                         --------      --------
                    Total liabilities                     244,501       243,073
                                                         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity:
   Common Stock: par value $.01 per share
      Class A: 13,571,263 and 13,409,092 shares issued        136           134
      Class B, convertible: 5,874,378 and 5,877,078
         shares issued                                         59            59
   Capital in excess of par value of stock                 37,181        34,813
   Retained earnings                                      263,396       252,164
   Accumulated translation adjustment                       7,314         7,878
   Less Class A treasury stock at cost,
      460,680 and 118,180 shares                          (18,422)       (4,282)
                                                         --------      --------
                    Total stockholders' equity            289,664       290,766
                                                         --------      --------
Total Liabilities and Stockholders' Equity               $534,165      $533,839
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (Unaudited)
Sales                                                   $  170,063   $  173,281
Cost of sales                                              113,794      114,735
                                                        ----------   ----------
Gross profit                                                56,269       58,546
Selling, general and administrative expenses                33,163       34,865
                                                        ----------   ----------
Income from operations                                      23,106       23,681
Interest expense                                            (2,205)      (2,843)
Interest income                                                576          190
Other income (expense), net                                    (25)         702
                                                        ----------   ----------
Income before income taxes                                  21,452       21,730
Provision for income taxes                                   7,860        8,317
                                                        ----------   ----------
Net income                                              $   13,592   $   13,413
                                                        ==========   ==========
Net income per common share                             $      .70   $      .69
                                                        ==========   ==========
Weighted average number of common and
   common equivalent shares outstanding                 19,534,012   19,462,683
                                                        ==========   ==========
Cash dividends declared per share:
   Class A Common Stock                                 $    .1265   $    .1100
                                                        ==========   ==========
   Class B Common Stock                                 $    .1182   $    .1017
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $   13,592   $   13,413
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                     6,132        5,912
      Deferred income taxes                                     19        4,896
      Loss (gain) on disposals of property, plant
         and equipment                                        (429)          87
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            Increase in accounts receivable                (20,971)     (33,518)
            Decrease in inventories                          1,631          904
            Decrease in other assets                         2,279        3,759
            Increase (decrease) in accounts payable           (511)       1,794
            Increase (decrease) in accrued expenses         (2,124)       3,052
            Increase in other liabilities                    1,608        3,294
                                                        ----------   ----------
      Net cash provided by operating activities              1,226        3,593
                                                        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                      585          809
   Purchases of property, plant and equipment               (3,509)      (3,593)
   Acquisitions of businesses                              (18,599)
                                                        ----------   ----------
      Net cash used in investing activities                (21,523)      (2,784)
                                                        ----------   ----------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings           422       (1,520)
   Reduction of long-term debt                              (5,901)         (78)
   Decrease in restricted funds                                292        1,374
   Dividends paid                                           (2,377)      (2,053)
   Purchase of treasury stock                              (14,140)
   Other                                                     2,370          345
                                                        ----------   ----------
      Net cash used in financing activities                (19,334)      (1,932)
                                                        ----------   ----------

   Net decrease in cash and cash equivalents               (39,631)      (1,123)
   Cash and cash equivalents at beginning of period         58,708       12,537
                                                        ----------   ----------
   Cash and cash equivalents at end of period           $   19,077   $   11,414
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1997 and the results of operations and cash flows for the periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1997, due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements and notes to consolidated financial statements have been reclassified to conform with the current year's presentation.


The Company's Internet home page is http://www.blount.com.


NOTE 2  Inventories consist of the following (in thousands):

                                                March 31,     December 31,
                                                  1997            1996
                                              ------------    ------------
         Finished goods                         $ 48,030        $ 42,383
         Work in process                          13,779          14,505
         Raw materials and supplies               23,740          25,138
                                                --------        --------
                                                $ 85,549        $ 82,026
                                                ========        ========


NOTE 3 In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation ("Frederick") and Orbex, Inc. ("Orbex") for approximately $19 million, subject to post-closing adjustments, plus payment of existing debt of the acquired companies in the amount of $5.8 million. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. The acquisition has been accounted for by the purchase method, and the net assets and results of operations of Frederick and Orbex have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of 40 years. The combined sales and pre-tax income of the acquired companies for their most recent year prior to the acquisition were approximately $19.8 million and $2.5 million, respectively.


NOTE 4 In April 1997, the Company replaced its $100 million revolving credit agreement expiring December 1999 with a new $150 revolving credit agreement expiring April 2002 with a group of five banks. At March 31, 1997, no amounts were outstanding under the $100 million revolving credit agreement. The new $150 million agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of cash flow to debt as defined in the agreement. The new agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, consolidations, mergers and sales of assets, and requires the Company to maintain certain leverage and fixed charge coverage ratios.


NOTE 5  Segment information is as follows (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1997         1996
                                                        ----------   ----------
Sales:
   Outdoor Products                                     $   82,212   $   78,003
   Industrial and Power Equipment                           54,256       58,544
   Sporting Equipment                                       33,595       36,734
                                                        ----------   ----------
                                                        $  170,063   $  173,281
                                                        ==========   ==========
Operating income:
   Outdoor Products                                     $   17,373   $   15,713
   Industrial and Power Equipment                            6,819        9,756
   Sporting Equipment                                        3,515        4,130
                                                        ----------   ----------
Operating income from segments                              27,707       29,599
Corporate office expenses                                   (4,601)      (5,918)
                                                        ----------   ----------
   Income from operations                                   23,106       23,681
Interest expense                                            (2,205)      (2,843)
Interest income                                                576          190
Other income (expense), net                                    (25)         702
                                                        ----------   ----------
Income before income taxes                              $   21,452   $   21,730
                                                        ==========   ==========


NOTE 6 In 1989, the United States Environmental Protection Agency ("EPA") designated a predecessor of the Company as one of four potentially responsible parties ("PRPs") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin ("the Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were later purchased by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company is not liable and is not properly a PRP. Although management believes the EPA is wrong on the successor liability issue, with other PRPs, the Company made a good faith offer to the EPA to pay a portion of the Site clean-up costs. The offer was rejected and the EPA and State of Wisconsin ("the State") proceeded with the clean-up at a cost of approximately $12 million. The EPA and the State brought suit in 1996 against the Town of Onalaska ("the Town") and a second PRP, Metallics, Inc., to recover response costs. On December 18, 1996, the United States District Court for the Western District of Wisconsin approved and entered Consent Decrees pursuant to which the Town and Metallics, Inc. settled the suit and will pay a total of $1.8 million to the EPA and the State. The Company continues to maintain that it is not a liable party. The EPA has not taken action against the Company, nor has the EPA accepted the Company's position. The Company does not know the financial status of the other named and unnamed PRPs who may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

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

At March 31, 1997, the Company had outstanding bank letters of credit in the approximate amount of $6.9 million issued principally in connection with various foreign construction contracts of the discontinued construction segment for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

See Note 8 to the Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996 for other commitments and contingencies of the Company which have not changed significantly since that date.


NOTE 7 Income taxes paid during the three months ended March 31, 1997 and 1996 were $3.0 million and $6.1 million. Interest paid during the three months ended March 31, 1997 and 1996 was $0.4 million and $0.8 million.


NOTE 8 Net income per common share for the three months ended March 31, 1997 and 1996 is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

Statement No. 128 replaces the current EPS presentation with a dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the periods ended March 31, 1997 and 1996, EPS and shares used in the computation would have been the following pro forma amounts:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1997         1996
                                                        ----------   ----------
Pro forma EPS:
   Basic EPS                                            $      .71   $      .70
                                                        ==========   ==========
   Diluted EPS                                          $      .70   $      .69
                                                        ==========   ==========
Pro forma shares:
   Basic EPS - weighted average common
      shares outstanding                                19,100,789   19,086,363
   Dilutive effect of stock options                        433,223      376,320
                                                        ----------   ----------
   Diluted EPS                                          19,534,012   19,462,683
                                                        ==========   ==========

Net income required no adjustment for the pro forma computation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months ended March 31, 1997, were $170.1 million compared to $173.3 million for the comparable period of the prior year. Net income for the first quarter of 1997 was $13.6 million ($.70 per share) compared to net income of $13.4 million ($.69 per share) for the comparable period of the prior year. These operating results reflect improved operating income from the Outdoor Products segment, and lower income from the Industrial and Power Equipment and the Sporting Equipment segments. Corporate expenses (included in selling, general and administrative expenses) were lower during the current year's first quarter, reflecting lower accruals for employee incentive plans. Lower interest expense during the three months ended March 31, 1997, principally reflects lower debt levels during the current year. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996.

Sales for the Outdoor Products segment for the first quarter of 1997 were $82.2 million compared to $78.0 million during the first three months of 1996. Operating income was $17.4 million during the first quarter of 1997 compared to $15.7 million in the first three months of the prior year. The higher sales and operating income resulted principally from the acquisition of Frederick and Orbex (see Note 3 of Notes to Consolidated Financial Statements) and higher income from operations in Brazil, partially offset by the effect of lower volume on lawn mower sales and income.

Sales for the Industrial and Power Equipment segment were $54.3 million during the first quarter of 1997 compared to $58.5 million during the same period last year. Operating income was $6.8 million for the first quarter compared to $9.8 million for the comparable period of the prior year. The sales and operating income reduction resulted primarily from lower sales of forestry harvesting equipment as a result of the adverse effect of continued poor market conditions, principally depressed pulp prices and high mill inventories.

Sales for the Sporting Equipment segment were $33.6 million in the first quarter of 1997 compared to $36.7 million in the comparable period of 1996. Operating income was $3.5 million during the first three months of the current year compared to $4.1 million during the same period of last year. These results reflect lower sales and operating income from Simmons Outdoor Corporation, primarily due to a lower volume of riflescope sales. Sales and operating income at other Sporting Equipment operations were slightly higher than the prior year as this business is still experiencing a slow return to more normal market levels.

The Company's total backlog at March 31, 1997 was $75.3 million compared to $74.2 million at December 31, 1996.


Financial Condition, Liquidity and Capital Resources

At March 31, 1997, the Company had no amounts outstanding under its $100 million revolving credit agreement or its $25 million receivable sale agreement. In April 1997, the Company replaced its $100 million revolving credit agreement expiring December 1999 with a new $150 million revolving credit agreement expiring April 2002. See Note 4 of Notes to Consolidated Financial Statements for terms and conditions of the new $150 million agreement. The long-term debt to equity ratio was .3 to 1 at March 31, 1997, and December 31, 1996. At March 31, 1997, 9% subordinated notes of $68.8 million were outstanding which mature in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996, for the terms and conditions of the $100 million revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Cash balances at March 31, 1997, were $19.1 million compared to $58.7 million at December 31, 1996. Working capital was $155.6 million at March 31, 1997 compared to $166.2 million at December 31, 1996. The reduction in cash and working capital primarily results from cash expenditures to acquire Frederick and Orbex and to purchase treasury stock under the Company's previously announced $50 million Class A Common Stock buyback program. The increase in accounts receivable reflects the acquisition of Frederick and Orbex and seasonal selling terms.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." See Note 8 of Notes to Consolidated Financial Statements for a description of Statement No. 128 and its pro forma effects on the Company for the three months ended March 31, 1997 and 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  May 1, 1997                               /s/ Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer

PART I - EXHIBIT 11
BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
COMPUTATION OF NET INCOME PER COMMON SHARE
(In thousands, except share data)
(Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1997         1996
                                                        ----------   ----------
Primary:
   Net income                                           $   13,592   $   13,413
                                                        ==========   ==========

Shares:
   Weighted average common shares outstanding           19,100,789   19,086,363
   Dilutive effect of stock options                        433,223      376,320
                                                        ----------   ----------
   Average common shares outstanding as adjusted        19,534,012   19,462,683
                                                        ==========   ==========

Primary net income per common share                     $      .70   $      .69
                                                        ==========   ==========

Assuming Full Dilution:
   Net income                                           $   13,592   $   13,413
                                                        ==========   ==========

Shares:
   Average common shares as adjusted for
      primary computation                               19,534,012   19,462,683
   Additional dilutive effect of stock options              21,442       21,235
                                                        ----------   ----------
   Average common shares outstanding as adjusted        19,555,454   19,483,918
                                                        ==========   ==========

Net income per common share assuming full dilution      $      .70   $      .69
                                                         ==========   ==========
                                   Page 13