Form 10-Q
period 1997-06-30
BLOUNT INTERNATIONAL INC
filed 1997-08-05
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                                June 30, 1997
      ---------------------                              -----------------
Class A Common Stock $.01 Par Value                      12,875,025 shares
Class B Common Stock $.01 Par Value                       5,820,963 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        June 30, 1997 and December 31, 1996                  3

     Consolidated Statements of Income -
        three months and six months ended
        June 30, 1997 and 1996                               4

     Consolidated Statements of Cash Flows -
        six months ended June 30, 1997 and 1996              5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   10

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    13

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                         June 30,  December 31,
                                                           1997        1996
                                                         --------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $20,074 and $55,258                 $ 22,307      $ 58,708
   Accounts receivable, net of allowance for
      doubtful accounts of $2,271 and $3,007              118,840       115,875
   Inventories                                             93,603        82,026
   Deferred income taxes                                   20,915        20,910
   Other current assets                                     3,451         3,509
                                                         --------      --------
                    Total current assets                  259,116       281,028
Property, plant and equipment, net of accumulated
   depreciation of $179,627 and $170,221                  132,389       131,678
Cost in excess of net assets of acquired businesses, net   97,352        85,442
Other assets                                               32,548        35,691
                                                         --------      --------
Total Assets                                             $521,405      $533,839
                                                         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $    963      $  1,250
   Accounts payable                                        37,867        36,163
   Accrued expenses                                        65,427        77,401
                                                         --------      --------
                    Total current liabilities             104,257       114,814
Long-term debt, exclusive of current maturities            85,107        84,592
Deferred income taxes, exclusive of current portion        15,819        15,829
Other liabilities                                          30,094        27,838
                                                         --------      --------
                    Total liabilities                     235,277       243,073
                                                         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity:
   Common Stock: par value $.01 per share
      Class A: 13,626,283 and 13,409,092 shares issued        136           134
      Class B, convertible: 5,820,963 and 5,877,078
         shares issued                                         58            59
   Capital in excess of par value of stock                 37,241        34,813
   Retained earnings                                      271,549       252,164
   Accumulated translation adjustment                       7,403         7,878
   Less Class A treasury stock at cost,
      751,258 and 118,180 shares                          (30,259)       (4,282)
                                                         --------      --------
                    Total stockholders' equity            286,128       290,766
                                                         --------      --------
Total Liabilities and Stockholders' Equity               $521,405      $533,839
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                  Three months                Six months
                                 ended June 30,             ended June 30,
                             -----------------------    -----------------------
                                1997         1996          1997         1996
                             ----------   ----------    ----------   ----------
                                   (Unaudited)                (Unaudited)
Sales                        $  160,527   $  142,018    $  330,590   $  315,299
Cost of sales                   108,762       93,211       222,556      207,946
                             ----------   ----------    ----------   ----------
Gross profit                     51,765       48,807       108,034      107,353
Selling, general and
   administrative expenses       32,213       29,491        65,376       64,356
                             ----------   ----------    ----------   ----------
Income from operations           19,552       19,316        42,658       42,997
Interest expense                 (2,255)      (2,574)       (4,460)      (5,417)
Interest income                     523          356         1,099          546
Other income (expense), net         293          (63)          268          639
                             ----------   ----------    ----------   ----------
Income before income taxes       18,113       17,035        39,565       38,765
Provision for income taxes        6,659        6,414        14,519       14,731
                             ----------   ----------    ----------   ----------
Net income                   $   11,454   $   10,621    $   25,046   $   24,034
                             ==========   ==========    ==========   ==========
Net income per common share  $      .60   $      .54    $     1.30   $     1.23
                             ==========   ==========    ==========   ==========
Weighted average number of
   common and common
   equivalent shares
   outstanding               19,137,983   19,557,522    19,335,997   19,510,102
                             ==========   ==========    ==========   ==========
Cash dividends declared
   per share:
      Class A Common Stock   $    .1265   $    .1100    $    .2530   $    .2200
                             ==========   ==========    ==========   ==========
      Class B Common Stock   $    .1182   $    .1017    $    .2364   $    .2034
                             ==========   ==========    ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $   25,046   $   24,034
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    12,197       11,810
      Deferred income taxes                                    (15)       4,356
      Loss (gain) on disposals of property, plant
         and equipment                                        (613)         134
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            (Increase) decrease in accounts receivable         345       (4,982)
            (Increase) decrease in inventories              (6,423)       4,693
            Decrease in other assets                         2,580        3,091
            Increase (decrease) in accounts payable          1,376      (11,155)
            Decrease in accrued expenses                   (12,517)     (11,545)
            Increase in other liabilities                    1,834        3,428
                                                        ----------   ----------
      Net cash provided by operating activities             23,810       23,864
                                                        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                      812          860
   Purchases of property, plant and equipment               (7,207)      (7,934)
   Acquisitions of businesses                              (18,675)
                                                        ----------   ----------
      Net cash used in investing activities                (25,070)      (7,074)
                                                        ----------   ----------
Cash Flows From Financing Activities:
   Net reduction in short-term borrowings                     (254)      (2,151)
   Reduction of long-term debt                              (5,999)      (2,679)
   Decrease in restricted funds                                438        2,300
   Dividends paid                                           (4,735)      (4,120)
   Purchase of treasury stock                              (27,484)
   Other                                                     2,893        2,077
                                                        ----------   ----------
      Net cash used in financing activities                (35,141)      (4,573)
                                                        ----------   ----------

   Net increase (decrease) in cash and cash equivalents    (36,401)      12,217
   Cash and cash equivalents at beginning of period         58,708       12,537
                                                        ----------   ----------
   Cash and cash equivalents at end of period           $   22,307   $   24,754
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 1997 and the results of operations and cash flows for the periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1997, due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements and notes to consolidated financial statements have been reclassified to conform with the current year's presentation.


The Company's Internet home page is http://www.blount.com.


NOTE 2  Inventories consist of the following (in thousands):

                                                June 30,      December 31,
                                                  1997            1996
                                              ------------    ------------
         Finished goods                         $ 54,101        $ 42,383
         Work in process                          14,861          14,505
         Raw materials and supplies               24,641          25,138
                                                --------        --------
                                                $ 93,603        $ 82,026
                                                ========        ========


NOTE 3 In June 1997, the Company announced that it had signed a letter of intent to acquire Federal Cartridge Company. It is anticipated that the acquisition will be completed in the third quarter of 1997. Federal Cartridge manufactures shotshell, rimfire, centerfire rifle and pistol ammunition, as well as clay skeet and trap targets. In 1996, Federal Cartridge had net sales of approximately $130 million.

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

NOTE 4 In April 1997, the Company replaced its $100 million revolving credit agreement expiring December 1999 with a new $150 revolving credit agreement expiring April 2002 with a group of five banks. At June 30, 1997, no amounts were outstanding under the new $150 million revolving credit agreement. The $150 million agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of cash flow to debt as defined in the agreement. The new agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, consolidations, mergers and sales of assets, and requires the Company to maintain certain leverage and fixed charge coverage ratios.

In April 1997, the Company terminated its $25 million receivable sale agreement. No receivables had been sold under this agreement.


NOTE 5  Segment information is as follows (in thousands):

                                        Three months            Six months
                                       ended June 30,         ended June 30,
                                    --------------------   ---------  ---------
                                      1997       1996        1997       1996
                                    ---------  ---------   ---------  ---------
Sales:
   Outdoor Products                 $  76,900  $  68,131   $ 159,112  $ 146,134
   Industrial and Power Equipment      52,268     41,138     106,524     99,682
   Sporting Equipment                  31,359     32,749      64,954     69,483
                                    ---------  ---------   ---------  ---------
                                    $ 160,527  $ 142,018   $ 330,590  $ 315,299
                                    =========  =========   =========  =========
Operating income:
   Outdoor Products                 $  15,384  $  14,302   $  32,757  $  30,015
   Industrial and Power Equipment       5,918      6,415      12,737     16,171
   Sporting Equipment                   2,914      3,136       6,429      7,266
                                    ---------  ---------   ---------  ---------
Operating income from segments         24,216     23,853      51,923     53,452
Corporate office expenses              (4,664)    (4,537)     (9,265)   (10,455)
                                    ---------  ---------   ---------  ---------
   Income from operations              19,552     19,316      42,658     42,997
Interest expense                       (2,255)    (2,574)     (4,460)    (5,417)
Interest income                           523        356       1,099        546
Other income (expense), net               293        (63)        268        639
                                    ---------  ---------   ---------  ---------
Income before income taxes          $  18,113  $  17,035   $  39,565  $  38,765
                                    =========  =========   =========  =========


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

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until 1998. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

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

At June 30, 1997, the Company had outstanding bank letters of credit in the approximate amount of $6.4 million issued principally in connection with various foreign construction contracts of the discontinued construction segment for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

See Note 8 to the Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996 for other commitments and contingencies of the Company which have not changed significantly since that date.


NOTE 7 Income taxes paid during the six months ended June 30, 1997 and 1996 were $20.3 million and $8.4 million. Interest paid during the six months ended June 30, 1997 and 1996 was $4.0 million and $5.3 million.

NOTE 8 Net income per common share for the three months and six months ended June 30, 1997 and 1996 is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

Statement No. 128 replaces the current EPS presentation with a dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the three months and six months ended June 30, 1997 and 1996, EPS and shares used in the computation would have been the following pro forma amounts:


                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                 ----------------------  ----------------------
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
Pro forma EPS:
   Basic EPS                     $      .61  $      .55  $     1.32  $     1.26
                                 ==========  ==========  ==========  ==========
   Diluted EPS                   $      .60  $      .54  $     1.30  $     1.23
                                 ==========  ==========  ==========  ==========
Pro forma shares:
   Basic EPS - weighted average
      common shares outstanding  18,733,720  19,199,326  18,917,254  19,142,844
   Dilutive effect of stock
      options                       404,263     358,196     418,743     367,258
                                 ----------  ----------  ----------  ----------
   Diluted EPS                   19,137,983  19,557,522  19,335,997  19,510,102
                                 ==========  ==========  ==========  ==========

Net income required no adjustment for the pro forma computation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the second quarter and first half of 1997 were $160.5 million and $330.6 million, respectively, compared to $142.0 million and $315.3 million for the comparable periods of the prior year. Net income for the second quarter and first half of 1997 was $11.5 million ($.60 per share) and $25.0 million ($1.30 per share) compared to net income of $10.6 million ($.54 per share) and $24.0 million ($1.23 per share) for the comparable periods of the prior year. These operating results reflect improved operating income from the Outdoor Products segment, and lower income from the Industrial and Power Equipment and the Sporting Equipment segments. Selling, general and administrative expenses were 20% of sales in the second quarter of 1997 compared to 21% in the second quarter of 1996. Corporate expenses (included in selling, general and administrative expenses) were lower during the current year's first six months, reflecting lower accruals during the first quarter of 1997 for employee incentive plans. Lower interest expense during the three months and six months ended June 30, 1997, principally reflects lower debt levels during the current year. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996.

Sales for the Outdoor Products segment for the second quarter and first half of 1997 were $76.9 million and $159.1 million compared to $68.1 million and $146.1 million during the same periods of 1996. Operating income was $15.4 million and $32.8 million during the second quarter and first half of 1997 compared to $14.3 million and $30.0 million in the comparable periods of the prior year. The higher sales and operating income resulted principally from the acquisition of Frederick and Orbex (see Note 3 of Notes to Consolidated Financial Statements), a higher volume of saw chain and bar sales, and higher income from operations in Brazil, partially offset by the effect of a lower volume of lawn mower sales.

Sales for the Industrial and Power Equipment segment were $52.3 million and $106.5 million during the three months and six months ended June 30, 1997, compared to $41.1 million and $99.7 million during the same periods last year. Operating income was $5.9 million and $12.7 million for the second quarter and first half of 1997 compared to $6.4 million and $16.2 million for the comparable periods of the prior year. The higher sales during the current year reflect a higher volume of timber harvesting equipment sold as a result of improving market conditions. Operating income was lower, reflecting pricing decisions to maintain and increase market share positions. Additionally, the prior year reflects reduced product liability expenses.

Sales for the Sporting Equipment segment were $31.4 million and $65.0 million in the second quarter and first half of 1997 compared to $32.7 million and $69.5 million in the comparable periods of 1996. Operating income was $2.9 million and $6.4 million during the three months and six months ended June 30, 1997, compared to $3.1 million and $7.3 million during the same periods of last year. These results reflect lower sales and operating income from Simmons Outdoor Corporation, primarily due to a lower volume of riflescope and binocular sales. Sales and operating income from ammunition product lines were higher than the prior year as the shooting sports industry returns to more normal market levels.

The Company's total backlog at June 30, 1997 was $88.8 million compared to $74.2 million at December 31, 1996.

Financial Condition, Liquidity and Capital Resources

At June 30, 1997, the Company had no amounts outstanding under its $150 million revolving credit agreement. See Note 4 of Notes to Consolidated Financial Statements for terms and conditions of the new $150 million agreement. The long-term debt to equity ratio was .3 to 1 at June 30, 1997, and December 31, 1996. At June 30, 1997, 9% subordinated notes of $68.8 million were outstanding which mature in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996, for the terms and conditions of the 9% subordinated notes.

Cash balances at June 30, 1997, were $22.3 million compared to $58.7 million at December 31, 1996. Working capital was $154.9 million at June 30, 1997 compared to $166.2 million at December 31, 1996. The reduction in cash and working capital primarily results from cash expenditures to acquire Frederick and Orbex and to purchase treasury stock under the Company's previously announced $50 million Class A Common Stock buyback program. The increase in inventories reflects the acquisition of Frederick and Orbex and some increase due to anticipated orders. Accrued expenses were lower, primarily due to higher estimated income tax payments.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." See Note 8 of Notes to Consolidated Financial Statements for a description of Statement No. 128 and its pro forma effects on the Company for the three months and six months ended June 30, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of these statements on its financial statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  August 5, 1997                           /s/ Harold E. Layman
                                         --------------------------------------
                                                    Harold E. Layman
                                         Executive Vice President - Finance
                                         Operations and Chief Financial Officer

PART I - EXHIBIT 11
BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
COMPUTATION OF NET INCOME PER COMMON SHARE
(In thousands, except share data)
(Unaudited)


                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                 ----------------------  ----------------------
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
Primary:
   Net income                    $   11,454  $   10,621  $   25,046  $   24,034
                                 ==========  ==========  ==========  ==========

Shares:
   Weighted average common
      shares outstanding         18,733,720  19,199,326  18,917,254  19,142,844
   Dilutive effect of
      stock options                 404,263     358,196     418,743     367,258
                                 ----------  ----------  ----------  ----------
   Average common shares
      outstanding as adjusted    19,137,983  19,557,522  19,335,997  19,510,102
                                 ==========  ==========  ==========  ==========

Primary net income per
   common share                  $      .60  $      .54  $     1.30  $     1.23
                                 ==========  ==========  ==========  ==========

Assuming Full Dilution:
   Net income                    $   11,454  $   10,621  $   25,046  $   24,034
                                 ==========  ==========  ==========  ==========

Shares:
   Average common shares as
      adjusted for primary
      computation                19,137,983  19,557,522  19,335,997  19,510,102
   Additional dilutive effect
      of stock options               21,699      19,072      36,840      52,292
                                 ----------  ----------  ----------  ----------
   Average common shares
      outstanding as adjusted    19,159,682  19,576,594  19,372,837  19,562,394
                                 ==========  ==========  ==========  ==========

Net income per common share
   assuming full dilution        $      .60  $      .54  $     1.29  $     1.23
                                 ==========  ==========  ==========  ==========