Form 10-Q
period 1997-09-30
BLOUNT INTERNATIONAL INC
filed 1997-10-29
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                              September 30, 1997
      ---------------------                              ------------------
Class A Common Stock $.01 Par Value                      12,901,445 shares
Class B Common Stock $.01 Par Value                       5,818,930 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        September 30, 1997 and December 31, 1996             3

     Consolidated Statements of Income -
        three months and nine months ended
        September 30, 1997 and 1996                          4

     Consolidated Statements of Cash Flows -
        nine months ended September 30, 1997 and 1996        5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   10

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    13

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                    September 30,  December 31,
                                                         1997          1996
                                                    -------------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $32,906 and $55,258                 $ 34,856      $ 58,708
   Accounts receivable, net of allowance for
      doubtful accounts of $3,423 and $3,007              130,332       115,875
   Inventories                                             94,054        82,026
   Deferred income taxes                                   20,913        20,910
   Other current assets                                     4,291         3,509
                                                         --------      --------
                    Total current assets                  284,446       281,028
Property, plant and equipment, net of accumulated
   depreciation of $183,500 and $170,221                  130,088       131,678
Cost in excess of net assets of acquired businesses, net   98,838        85,442
Other assets                                               32,175        35,691
                                                         --------      --------
Total Assets                                             $545,547      $533,839
                                                         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $    765      $  1,250
   Accounts payable                                        43,893        36,163
   Accrued expenses                                        69,850        77,401
                                                         --------      --------
                    Total current liabilities             114,508       114,814
Long-term debt, exclusive of current maturities            84,751        84,592
Deferred income taxes, exclusive of current portion        15,852        15,829
Other liabilities                                          30,456        27,838
                                                         --------      --------
                    Total liabilities                     245,567       243,073
                                                         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity:
   Common Stock: par value $.01 per share
      Class A: 13,629,035 and 13,409,092 shares issued        136           134
      Class B, convertible: 5,818,930 and 5,877,078
         shares issued                                         58            59
   Capital in excess of par value of stock                 37,271        34,813
   Retained earnings                                      284,609       252,164
   Accumulated translation adjustment                       7,212         7,878
   Less Class A treasury stock at cost,
      727,590 and 118,180 shares                          (29,306)       (4,282)
                                                         --------      --------
                    Total stockholders' equity            299,980       290,766
                                                         --------      --------
Total Liabilities and Stockholders' Equity               $545,547      $533,839
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                  Three months                Nine months
                               ended September 30,        ended September 30,
                             -----------------------    -----------------------
                                1997         1996          1997         1996
                             ----------   ----------    ----------   ----------
                                   (Unaudited)                (Unaudited)
Sales                        $  182,106   $  159,957    $  512,696   $  475,256
Cost of sales                   123,176      104,038       345,732      311,984
                             ----------   ----------    ----------   ----------
Gross profit                     58,930       55,919       166,964      163,272
Selling, general and
   administrative expenses       32,549       31,698        97,925       96,054
                             ----------   ----------    ----------   ----------
Income from operations           26,381       24,221        69,039       67,218
Interest expense                 (2,203)      (2,256)       (6,663)      (7,673)
Interest income                     746          652         1,845        1,198
Other income (expense), net         103         (339)          371          300
                             ----------   ----------    ----------   ----------
Income before income taxes       25,027       22,278        64,592       61,043
Provision for income taxes        9,260        8,466        23,779       23,197
                             ----------   ----------    ----------   ----------
Net income                   $   15,767   $   13,812    $   40,813   $   37,846
                             ==========   ==========    ==========   ==========
Net income per common share  $      .82   $      .71    $     2.12   $     1.94
                             ==========   ==========    ==========   ==========
Weighted average number of
   common and common
   equivalent shares
   outstanding               19,166,992   19,583,162    19,279,664   19,534,454
                             ==========   ==========    ==========   ==========
Cash dividends declared
   per share:
      Class A Common Stock   $    .1265   $    .1100    $    .3795   $    .3300
                             ==========   ==========    ==========   ==========
      Class B Common Stock   $    .1182   $    .1017    $    .3546   $    .3051
                             ==========   ==========    ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                              Nine Months
                                                          Ended September 30,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $   40,813   $   37,846
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    17,894       17,818
      Deferred income taxes                                     20        4,393
      Loss (gain) on disposals of property, plant
         and equipment                                        (656)          36
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            Increase in accounts receivable                (11,325)      (9,407)
            (Increase) decrease in inventories              (6,964)      11,738
            Decrease in other assets                         1,799        2,202
            Increase (decrease) in accounts payable          7,358       (7,800)
            Decrease in accrued expenses                    (8,446)      (1,844)
            Increase in other liabilities                    2,019        4,276
                                                        ----------   ----------
      Net cash provided by operating activities             42,512       59,258
                                                        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                      906        1,618
   Purchases of property, plant and equipment              (10,906)     (13,290)
   Acquisitions of businesses                              (19,227)
                                                        ----------   ----------
      Net cash used in investing activities                (29,227)     (11,672)
                                                        ----------   ----------
Cash Flows From Financing Activities:
   Net reduction in short-term borrowings                     (389)      (2,283)
   Reduction of long-term debt                              (6,416)     (13,805)
   Decrease in restricted funds                                716        3,078
   Dividends paid                                           (7,052)      (6,189)
   Purchase of treasury stock                              (27,484)
   Other                                                     3,488        2,250
                                                        ----------   ----------
      Net cash used in financing activities                (37,137)     (16,949)
                                                        ----------   ----------

   Net increase (decrease) in cash and cash equivalents    (23,852)      30,637
   Cash and cash equivalents at beginning of period         58,708       12,537
                                                        ----------   ----------
   Cash and cash equivalents at end of period           $   34,856   $   43,174
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1997 and the results of operations and cash flows for the periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1997, due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements and notes to consolidated financial statements have been reclassified to conform with the current year's presentation.


The Company's Internet home page is http://www.blount.com.


NOTE 2  Inventories consist of the following (in thousands):

                                              September 30,   December 31,
                                                  1997            1996
                                              -------------   ------------
         Finished goods                         $ 51,542        $ 42,383
         Work in process                          16,341          14,505
         Raw materials and supplies               26,171          25,138
                                                --------        --------
                                                $ 94,054        $ 82,026
                                                ========        ========


NOTE 3 In June 1997, the Company announced that it had signed a letter of intent to acquire Federal Cartridge Company. It is anticipated that the acquisition will be completed in the fourth quarter of 1997. Federal Cartridge manufactures shotshell, rimfire, centerfire rifle and pistol ammunition, as well as clay skeet and trap targets. In 1996, Federal Cartridge had net sales of approximately $130 million.

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation ("Frederick") and Orbex, Inc. ("Orbex") for approximately $19 million plus payment of existing debt of the acquired companies in the amount of $5.8 million. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. The acquisition has been accounted for by the purchase method, and the net assets and results of operations of Frederick and Orbex have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of 40 years. The combined sales and pre-tax income of the acquired companies for their most recent year prior to the acquisition were approximately $19.8 million and $2.5 million, respectively.

NOTE 4 In April 1997, the Company replaced its $100 million revolving credit agreement expiring December 1999 with a new $150 revolving credit agreement expiring April 2002 with a group of five banks. At September 30, 1997, no amounts were outstanding under the new $150 million revolving credit agreement. The $150 million agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of cash flow to debt as defined in the agreement. The new agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, consolidations, mergers and sales of assets, and requires the Company to maintain certain leverage and fixed charge coverage ratios.

In April 1997, the Company terminated its $25 million receivable sale agreement. No receivables had been sold under this agreement.


NOTE 5  Segment information is as follows (in thousands):

                                        Three months           Nine months
                                    ended September 30,    ended September 30,
                                    --------------------   --------------------
                                      1997       1996        1997       1996
                                    ---------  ---------   ---------  ---------
Sales:
   Outdoor Products                 $  81,291  $  74,398   $ 240,403  $ 220,532
   Industrial and Power Equipment      61,462     49,349     167,986    149,031
   Sporting Equipment                  39,353     36,210     104,307    105,693
                                    ---------  ---------   ---------  ---------
                                    $ 182,106  $ 159,957   $ 512,696  $ 475,256
                                    =========  =========   =========  =========
Operating income:
   Outdoor Products                 $  17,518  $  15,642   $  50,275  $  45,657
   Industrial and Power Equipment       8,842      6,744      21,579     22,915
   Sporting Equipment                   5,060      6,633      11,489     13,899
                                    ---------  ---------   ---------  ---------
Operating income from segments         31,420     29,019      83,343     82,471
Corporate office expenses              (5,039)    (4,798)    (14,304)   (15,253)
                                    ---------  ---------   ---------  ---------
   Income from operations              26,381     24,221      69,039     67,218
Interest expense                       (2,203)    (2,256)     (6,663)    (7,673)
Interest income                           746        652       1,845      1,198
Other income (expense), net               103       (339)        371        300
                                    ---------  ---------   ---------  ---------
Income before income taxes          $  25,027  $  22,278   $  64,592  $  61,043
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

At September 30, 1997, the Company had outstanding bank letters of credit in the approximate amount of $1.8 million issued principally in connection with purchases from foreign sources for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

See Note 8 to the Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996 for other commitments and contingencies of the Company which have not changed significantly since that date.


NOTE 7 Income taxes paid during the nine months ended September 30, 1997 and 1996 were $30.8 million and $9.6 million. Interest paid during the nine months ended September 30, 1997 and 1996 was $6.6 million and $6.1 million.

NOTE 8 Net income per common share for the three months and nine months ended September 30, 1997 and 1996 is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

Statement No. 128 replaces the current EPS presentation with a dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the three months and nine months ended September 30, 1997 and 1996, EPS and shares used in the computation would have been the following pro forma amounts:


                                      Three months            Nine months
                                  ended September 30,     ended September 30,
                                 ----------------------  ----------------------
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
Pro forma EPS:
   Basic EPS                     $      .84  $      .72  $     2.17  $     1.97
                                 ==========  ==========  ==========  ==========
   Diluted EPS                   $      .82  $      .71  $     2.12  $     1.94
                                 ==========  ==========  ==========  ==========
Pro forma shares:
   Basic EPS - weighted average
      common shares outstanding  18,708,707  19,249,818  18,847,740  19,178,501
   Dilutive effect of stock
      options                       458,285     333,344     431,924     355,953
                                 ----------  ----------  ----------  ----------
   Diluted EPS                   19,166,992  19,583,162  19,279,664  19,534,454
                                 ==========  ==========  ==========  ==========

Net income required no adjustment for the pro forma computation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the third quarter and first nine months of 1997 were $182.1 million and $512.7 million, respectively, compared to $160.0 million and $475.3 million for the comparable periods of the prior year. Net income for the third quarter and first nine months of 1997 was $15.8 million ($.82 per share) and $40.8 million ($2.12 per share) compared to net income of $13.8 million ($.71 per share) and $37.8 million ($1.94 per share) for the comparable periods of the prior year. These operating results reflect improved operating income from the Outdoor Products and Industrial and Power Equipment segments in the third quarter, and lower income from the Sporting Equipment segment. Selling, general and administrative expenses were 18% and 19% of sales in the third quarter and first nine months of 1997 compared to 20% in both the third quarter and first nine months of 1996. Lower interest expense during the three months and nine months ended September 30, 1997, principally reflects lower debt levels during the current year. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996.

Sales for the Outdoor Products segment for the third quarter and first nine months of 1997 were $81.3 million and $240.4 million compared to $74.4 million and $220.5 million during the same periods of 1996. Operating income was $17.5 million and $50.3 million during the third quarter and first nine months of 1997 compared to $15.6 million and $45.7 million in the comparable periods of the prior year. The higher sales and operating income resulted principally from the acquisition of Frederick and Orbex (see Note 3 of Notes to Consolidated Financial Statements), a higher volume of saw chain and bar sales, and higher income from operations in Brazil, partially offset by the effect of a strong U.S. dollar on foreign sales and income.

Sales for the Industrial and Power Equipment segment were $61.5 million and $168.0 million during the three months and nine months ended September 30, 1997, compared to $49.3 million and $149.0 million during the same periods last year. Operating income was $8.8 million and $21.6 million for the third quarter and first nine months of 1997 compared to $6.7 million and $22.9 million for the comparable periods of the prior year. The higher sales during the current year reflect a higher volume of forestry equipment sold as a result of improving market conditions and new products introduced during 1997. Management believes that industry fundamentals are improving as worldwide pulp prices have increased and mill inventories have continued to decline. Operating income improved during the third quarter, reflecting the higher sales as the price discounting seen in the first half of the year has begun to decrease.

Sales for the Sporting Equipment segment were $39.4 million and $104.3 million in the third quarter and first nine months of 1997 compared to $36.2 million and $105.7 million in the comparable periods of 1996. Operating income was $5.1 million and $11.5 million during the three months and nine months ended September 30, 1997, compared to $6.6 million and $13.9 million during the same periods of last year. Sales for the third quarter of 1997 increased over the prior year, principally due to a higher volume of ammunition products and sports optics. Sales for the nine months ended September 30, 1997, reflect a higher volume of ammunition products sales, offset by a lower volume of sales of sports optics (riflescopes and binoculars) during the first half of 1997. Operating income was lower during the third quarter and first nine months as the prior year's third quarter included the positive effect of reduced environmental cost estimates of $1.9 million resulting from the resolution of an environmental matter. Management believes that the fundamentals for the shooting sports industry are improving slowly.

The Company's total backlog at September 30, 1997 was $107.7 million compared to $74.2 million at December 31, 1996, principally due to a higher backlog at the Industrial and Power Equipment and Sporting Equipment segments.


Financial Condition, Liquidity and Capital Resources

At September 30, 1997, the Company had no amounts outstanding under its $150 million revolving credit agreement. See Note 4 of Notes to Consolidated Financial Statements for terms and conditions of the $150 million agreement.
The long-term debt to equity ratio was .3 to 1 at September 30, 1997, and December 31, 1996. At September 30, 1997, 9% subordinated notes of $68.8 million were outstanding which mature in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the ten months ended December 31, 1996, for the terms and conditions of the 9% subordinated notes.

Cash balances at September 30, 1997, were $34.9 million compared to $58.7 million at December 31, 1996. Working capital was $169.9 million at September 30, 1997 compared to $166.2 million at December 31, 1996. The reduction in cash primarily results from cash expenditures to acquire Frederick and Orbex and to purchase treasury stock under the Company's previously announced $50 million Class A Common Stock buyback program, partially offset by cash flows from operations. The increase in accounts receivable reflects higher sales and the acquisition of Frederick and Orbex. The increase in inventories reflects the acquisition of Frederick and Orbex and some increase due to anticipated orders.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." See Note 8 of Notes to Consolidated Financial Statements for a description of Statement No. 128 and its pro forma effects on the Company for the three months and nine months ended September 30, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. The Company does not believe that these statements will have a material effect on financial condition or operating results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  October 29, 1997                         /s/ Harold E. Layman
                                         --------------------------------------
                                                    Harold E. Layman
                                         Executive Vice President - Finance
                                         Operations and Chief Financial Officer