Form 10-K
period 1997-12-31
BLOUNT INTERNATIONAL INC
filed 1998-02-23
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 001-11549
                       ---------

                           BLOUNT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          -------

State the aggregate market value of the voting common stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within 60 days prior to the date of filing.


Aggregate market value of voting common stock held by nonaffiliates as of
-------------------------------------------------------------------------
January 31, 1998:  $608,827,000
-------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock $.01 par value, as of January 31, 1998:  25,832,000 shares
                                                              ----------
Class B Common Stock $.01 par value, as of January 31, 1998:  11,620,536 shares
                                                              ----------

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

Portions of proxy statement for the annual meeting of stockholders to be held April 20, 1998, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

Blount International, Inc. ("the Company") was incorporated on October 5, 1979, to act as a holding company for businesses to be acquired by the Company, and to hold shares of Blount, Inc. Common Stock owned by the family of Winton M. Blount. After incorporation, the Company acquired and operated several businesses, the last of which was sold in February, 1993. Except for the equity interest in Blount, Inc. (an approximate 62% voting interest and 38% total interest at November 3, 1995), the Company had no significant assets or business from February, 1993, until November, 1995. On November 3, 1995, through a merger approved by the stockholders of Blount, Inc., Blount, Inc. became a wholly-owned subsidiary of the Company and the equity ownership of the Company became the same as that which previously existed for Blount, Inc. Blount International, Inc. and its subsidiaries are hereinafter referred to as the "Company."

The Company is an international manufacturing company with operations in three business segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Company's current operations date largely to the acquisition of Omark Industries, Inc. by Blount, Inc. in 1985. The predecessor to Blount, Inc. was founded in 1946 as a general construction company and, over the succeeding years, grew into one of the largest construction companies in the United States. In February, 1994, the construction business was discontinued. See "Business - Acquisitions and Dispositions" on page 7.

The following text contains various trademarks of Blount, Inc. and its subsidiaries.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon"), Dixon Industries, Inc. ("Dixon"), Frederick Manufacturing Corporation ("Frederick") and Orbex, Inc. ("Orbex"). Oregon produces a wide variety of saw chain, chain saw guide bars, saw chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chain saws, and mechanical timber harvesting equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners. Oregon markets an Industrial Cutting System ("ICS"). ICS, a diamond-segmented chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In 1997, approximately 16.8% of the sales by the Outdoor Products segment were to one customer. In addition, Oregon currently sells its products to more than 50 original equipment manufacturers ("OEMs"). Due to the high level of technical expertise and capital investment required to manufacture saw chain and guide bars, the Company believes that it is able to produce durable, high-quality saw chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws. Sales of saw chain for replacement use, which accounted for approximately three-quarters of the Company's saw chain sales in 1997, are generally more profitable than sales of saw chain to OEMs.

The Company has Oregon marketing personnel throughout the United States and in a number of foreign countries. Sales derived from operations outside the United States accounted for 37%, and export sales accounted for an additional 22%, of Oregon's sales during 1997. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

Oregon's products compete with other saw chain manufacturers as well as a small number of international chain saw manufacturers, some of whom are also customers. This segment's principal raw material, strip steel, is generally purchased from two vendors, and can be obtained from other sources.

Dixon, located in Coffeyville, Kansas, was acquired in 1990 and has manufactured ZTR (zero turning radius) lawn mowers and related attachments since 1974. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR lawn mowers for both homeowner and commercial applications.

The key element which differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no larger than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the market. The latest product additions are in the hydrostatic portion of the product line. In late 1997, Dixon introduced the "Estate Line" featuring mowers which are designed for large, homeowner lawns and are lower priced than commercial hydrostatic units. Models are available in 42-inch, 50-inch and 60-inch sizes.

Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors. Sales by Dixon accounted for 14% of Outdoor Products sales in 1997.

Frederick and Orbex, located in Kansas City, Missouri, were acquired in January 1997 (see "Business - Acquisitions and Dispositions" on page 7) and fully integrated into the Outdoor Products segment in 1997. Frederick is a well-known and highly respected manufacturer that supplies quality Silver Streak brand accessories for lawn mowers and other outdoor products. Orbex markets high-end lawn mower blades. They fit well into the company's niche product markets and provide new international sales opportunities through the worldwide distribution system of the Oregon Cutting Systems Division. Frederick and Orbex sales are 7% of Outdoor Products segment sales in 1997.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for the timber harvesting industry, industrial tractors for land and utility right-of-way clearing, and components for the gear industry. Major users of these products include logging contractors, harvesters, land reclamation companies, utility contractors, building materials distributors, scrap yard operators and original equipment manufacturers of hydraulic equipment.

The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of truck-mounted, trailer-mounted, stationary-mounted and self-propelled loaders and crawler feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; a line of rubber-tired feller bunchers and related attachments under the Hydro-Ax brand name; and a line of delimbers, slashers and firewood processors under the CTR brand name.

The Company is a competitive force in the gear industry, selling power transmissions and gear components under the Gear Products brand name.

Total sales by Gear Products and CTR accounted for approximately 20% of this segment's sales in 1997.

The Company sells its timber harvesting products through a network of approximately 250 dealers in over 400 locations in the United States and currently has an additional 20 offshore dealers, primarily in the timber harvesting regions of South America and Southeast Asia. Gear Products, Inc. sells its products to over 350 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Over 85% of this segment's sales in 1997 were in the United States, primarily in the southeastern and south central states.

The Company places a strong emphasis on the quality, safety, comfort, durability and productivity of its products and on the after-market service provided by its distribution and support network. The Company's Industrial and Power Equipment segment competes primarily on the basis of quality with a number of domestic and foreign manufacturers.

The Company attempts to capitalize on its technological and manufacturing expertise as a means of increasing its participation in the market for replacement parts for products which it manufactures, as well as of developing new product applications both within and beyond the timber, material handling, scrap, land clearing and gear industries. The Company is committed to continuing research and development in this segment to respond quickly to increasing mechanization and environmental awareness in the timber harvesting industry.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Oklahoma; and Zebulon and Union Grove, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

SPORTING EQUIPMENT

On November 4, 1997, the Company acquired the Federal Cartridge Company ("Federal"). See "Business - Acquisitions and Dispositions" on page 7. Federal manufactures and markets shotshell, centerfire, and rimfire cartridges, ammunition components, and clay targets. These products are distributed throughout the United States through a network of distributors and directly to large retail chains, the U.S. government and federal, state, local and international law enforcement agencies. The Federal acquisition both complements and significantly expands the Sporting Equipment segment's product offerings. Shotgun shells, a product not previously manufactured or sold by the Company, represented approximately 42% of Federal's sales for 1997. Federal is also a significant producer and marketer of centerfire rifle ammunition, products as to which the Company's market share has been much smaller. Federal markets its products under the brand names of "Premium," "Gold Medal," "American Eagle," "Classic," "BallistiClean" and "Tactical." On the basis of Federal's 1997 sales of approximately $140 million, the acquisition places the Company among the leading United States producers of ammunition products.

The Company's other Sporting Equipment segment operations manufacture small arms ammunition, reloading equipment, primers, gun care products and accessories, and distribute imported sports optical products under the Simmons and Weaver brand names. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Outers gun care and trap-shooting products; Ram-Line accessories; Weaver mounting systems; and Simmons and Weaver optics. The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Company believes that the Sporting Equipment segment is also a world leader in the production of industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. These products include Speer Gold Dot high performance pistol ammunition which is rapidly gaining favor with law enforcement agencies around the world, as well as Clean-Fire and non-toxic ammunition used extensively for indoor training. The Company's exclusive aluminum case technology continues to provide low cost Blazer ammunition to consumers and for law enforcement training applications. New for 1998 is a series of fully automatic electric traps specifically designed for commercial trap, skeet, and sporting clays applications.

Principal raw materials include brass, lead, aluminum and powder, which are purchased from several suppliers. The Company manufactures ammunition in Lewiston, Idaho; shotshell, ammunition and ammunition components in Anoka, Minnesota; reloading equipment in Oroville, California; mounts, shooting accessories and gun care equipment in Onalaska, Wisconsin; and clay targets in Richmond, Indiana. The Company imports substantially all its optical products from foreign suppliers and does not rely on long-term agreements, although it does have long-term relationships with some of its suppliers. Optical products are distributed from a warehouse in Thomasville, Georgia.

In the market for small arms ammunition and primers, the Company competes with several other manufacturers with well established brand names and market share positions. In the segment's other product lines, the Company competes with a number of smaller competitors, none of whom has a dominant market share.

CAPACITY UTILIZATION

Based on an 80-hour work week, the Outdoor Products, Industrial and Power Equipment and Sporting Equipment segments utilized approximately 91%, 71% and 55%, respectively, of their production capacity in the year ended December 31, 1997.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                                          Last Day of February,
                                         December 31,     ---------------------
                                        1997      1996       1996       1995
                                       ------    ------     ------     ------
Outdoor Products                       $ 42.0    $ 35.5     $ 33.7     $ 44.4
Industrial and Power Equipment           56.2      29.2       63.6       74.4
Sporting Equipment                       19.7       9.5       15.5       15.6
                                       ------    ------     ------     ------
                                       $117.9    $ 74.2     $112.8     $134.4
                                       ======    ======     ======     ======

The total backlog as of December 31, 1997, is expected to be completed and shipped within twelve months.

ACQUISITIONS AND DISPOSITIONS

In February 1994, the Company adopted a plan to discontinue its construction business through the orderly completion and close-out of the Company's principal domestic and foreign construction projects and the sale of Pozzo Construction Co. ("Pozzo"), a subsidiary headquartered in Los Angeles, California. During the first quarter of fiscal 1996, Pozzo was sold with no material effect on the Company's financial condition. All construction projects are complete.

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

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation and Orbex, Inc. for approximately $19 million and paid existing debt of the acquired companies in the amount of $5.8 million. The principal products of the acquired companies are accessories for lawn mowers and sporting goods.

On November 4, 1997, the Company acquired Federal Cartridge Company (formerly Federal-Hoffman, Inc.), a manufacturer of shotshell, centerfire and rimfire cartridges, ammunition components and clay targets. The estimated purchase price is approximately $128 million, including a post-closing adjustment to be determined by an audit and acquisition expenses.

See Note 4 of Notes to Consolidated Financial Statements on pages 27 and 28.

EMPLOYEES

At December 31, 1997, the Company employed approximately 5,700 individuals. None of the Company's employees is unionized. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 8 of Notes to Consolidated Financial Statements on pages 33 and 34.

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. The United States Environmental Protection Agency (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or
(b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other, where available. As a result of the Superfund Act, the Company may be required to expend amounts on such remedial investigations and actions which amounts cannot be determined at the present time but may ultimately prove to be significant.

The Company expects to spend approximately $0.7 million, $0.8 million and $0.8 million during 1998, 1999 and 2000, respectively, on environmental compliance costs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 through 16 and Note 10 of Notes to Consolidated Financial Statements on pages 35 through 37.

SEASONALITY

The Company's Sporting Equipment segment experiences higher sales in the second half of the year than the first half of the year.

ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupy executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil, and sales and distribution offices are located in Europe, Japan and Russia. Lawn mowers and related accessories are manufactured at plants in Coffeyville, Kansas and Kansas City, Missouri. Log loaders, feller bunchers and accessories for automated forestry equipment are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon and Union Grove, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Anoka, Minnesota; Lewiston, Idaho; Oroville, California; Onalaska, Wisconsin; and Richmond, Indiana. The Company maintains a warehouse facility in Thomasville, Georgia for distribution of sports optics and hunting accessories.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                          Area in Square Feet
                                         ---------------------
                                           Owned       Leased
                                         ---------    --------
     Outdoor Products                      996,000     236,000
     Industrial and Power Equipment        768,000           0
     Sporting Equipment                  1,583,000     122,000
     Corporate Office                      192,000      13,000
                                         ---------     -------
          Total                          3,539,000     371,000
                                         =========     =======

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 33 and 34.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The following table presents for the Company's last two reporting periods, the quarterly high and low prices and cash dividends declared for the Company's Common Stock. All prior periods have been restated for the stock split effected on December 8, 1997. The Company had approximately 8,800 shareholders as of January 31, 1998.

                                Class A Common Stock        Class B Common Stock
                            ------------------------    ------------------------
                             High    Low    Dividend     High    Low    Dividend
--------------------------  ------  ------  --------    ------  ------  --------
Twelve Months Ended
December 31, 1997

First quarter               $21.63  $18.81     $.063    $21.25  $18.75     $.059
Second quarter               22.75   19.00      .063     22.25   19.63      .059
Third quarter                25.25   20.75      .063     23.69   21.13      .059
Fourth quarter               26.88   23.00      .072     27.00   25.28      .067

Ten Months Ended
December 31, 1996

Month Ended March 31, 1996  $16.00  $14.88     $.055    $16.00  $15.44     $.051
Second quarter               16.88   15.06      .055     16.88   15.50      .051
Third quarter                17.25   14.13      .055     17.19   14.75      .051
Fourth quarter               19.44   16.44      .063     18.94   17.06      .059


For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 26 and 27.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 38 and 39.

ITEM 6.  SELECTED FINANCIAL DATA
                                                    Twelve Months Ended         Ten Months       Twelve Months Ended
                                                        December 31,              Ended        the Last Day of February,
Dollar amounts in millions,                      --------------------------    December 31,   --------------------------
except per share data                             1997    1996(1)   1995(1)      1996(1)       1996     1995     1994
----------------------------------------         ------   -------   -------    ------------   ------   ------   ------
                                                             (Unaudited)
                                                          -----------------
Operating Results:
Sales                                            $716.9    $649.3    $621.4       $526.7     $644.3    $588.4    $488.0
Operating income from segments                    117.9     113.1     104.9         91.2      112.8     101.9      73.6
Income from continuing operations                  59.1      53.8      49.4         44.0       53.6      40.7      21.6
Net income                                         59.1      55.2      49.4         45.4       53.6      40.7      11.3
Earnings per share:
  Basic:
    Income from continuing operations              1.57      1.40      1.30         1.14       1.41      1.08       .58
    Net income                                     1.57      1.44      1.30         1.18       1.41      1.08       .30
  Diluted:
    Income from continuing operations              1.53      1.38      1.27         1.13       1.38      1.05       .56
    Net income                                     1.53      1.41      1.27         1.16       1.38      1.05       .29
----------------------------------------       --------  --------  --------     --------   --------  --------  --------
End of Period Financial Position:
Total assets                                     $637.8    $533.8    $522.4       $533.8     $546.5    $520.8    $499.6
Working capital                                   171.1     166.2     122.2        166.2      136.2     123.3     105.1
Property, plant and equipment-gross               376.8     301.9     293.8        301.9      295.5     279.9     276.2
Property, plant and equipment-net                 188.5     131.7     136.7        131.7      135.5     134.4     140.5
Long-term debt                                    138.8      84.6      95.9         84.6       95.9      98.3     106.2
Total debt                                        140.3      85.8     108.7         85.8      107.6     106.0     112.2
Net debt to total capitalization (2)              28.8%      5.9%     24.8%         5.9%      23.6%     16.8%     20.5%
Stockholders' equity                              316.1     290.8     244.6        290.8      255.0     207.7     171.0
Current ratio                                  2.3 to 1  2.4 to 1  1.9 to 1     2.4 to 1   1.9 to 1  1.7 to 1  1.6 to 1
----------------------------------------       --------  --------  --------     --------   --------  --------  --------
Other Data:
Property, plant and equipment additions(3)       $ 78.5    $ 21.3    $ 19.8       $ 18.7     $ 19.3    $ 14.7    $ 14.7
Depreciation and amortization                      25.0      23.3      22.3         19.2       22.2      22.9      22.8
Interest expense, net of interest income            7.0       7.5       6.8          5.6        7.4       8.5       9.5
Stock price:                  Class A high        26.88     19.44     17.58        19.44      17.58     16.38     10.83
                              Class A low         18.81     12.69     12.25        14.13      12.25      9.38      4.04
Stock price:                  Class B high        27.00     18.94     17.58        18.94      17.58     16.29     10.83
                              Class B low         18.75     14.75     12.58        14.75      12.58      9.67      4.25
Per common share dividends:   Class A              .261      .228      .198         .228       .198      .173      .154
                              Class B              .244      .212      .181         .212       .181      .156      .138
Shares used in earnings per share
  computations (in millions):
    Basic                                          37.6      38.4      37.9         38.4       38.0      37.8      37.3
    Diluted                                        38.5      39.1      38.9         39.2       38.9      38.8      38.2
Employees (approximate)                           5,700     4,400     4,400        4,400      4,400     4,600     4,700
----------------------------------------       --------  --------    --------    --------  --------  --------  --------

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

(3) Includes property, plant and equipment of acquired companies at date of purchase of $59.8 million in the twelve months ended December 31, 1997, and $0.6 million and $5.0 million in the twelve months ended the last day of February, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. The audited financial statements in this annual report include the results for the year ended December 31, 1997 ("1997"), the ten-month transition period ended December 31, 1996 ("transition period") and the year ended February 29, 1996 ("fiscal 1996"). This discussion and analysis includes a discussion of 1997 compared to the twelve months ended December 31, 1996, and both the twelve months and ten months ended December 31, 1996 compared to similar periods during calendar year 1995.

All references to earnings per share included in this discussion are to diluted earnings per share computed in accordance with SFAS No. 128 (see Notes 1 and 5 of Notes to Consolidated Financial Statements).

TWELVE MONTHS ENDED DECEMBER 31, 1997 (AUDITED) COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)

Sales in 1997 were $716.9 million compared to $649.3 million in 1996. Income from continuing operations improved to $59.1 million ($1.53 per share) in 1997 from $53.8 million ($1.38 per share) during the prior year. Net income for 1996 included income of $1.4 million ($.03 per share) from discontinued operations. The sales increase reflected higher sales in 1997 by each operating segment, while the income increase resulted primarily from improved performance by the Outdoor Products segment.

Selling, general and administrative expenses were 19% of sales in 1997 compared to 20% in 1996. Total selling, general and administrative expenses increased by $4.6 million in 1997 principally due to the acquisitions of Federal Cartridge Company ("Federal") and Frederick Manufacturing Company and Orbex, Inc. ("Frederick-Orbex"). See Note 4 of Notes to Consolidated Financial Statements. Other income was higher in 1997 as a result of gains on sales of securities.

Total backlog was $117.9 million at December 31, 1997 compared to $74.2 million at the prior year-end reflecting improved backlogs at each operating segment, particularly at the Industrial and Power Equipment segment due to improved market conditions. In 1998, the Company believes that difficult economic conditions in certain international markets and the adverse impact of a strong U.S. dollar will likely continue to affect the Company's operations. However, the Company expects continued sales and income growth in 1998, aided by the recent acquisition of Federal.

Sales and operating income for the Outdoor Products segment for 1997 were $319.3 million and $67.1 million, respectively, compared to $292.7 million and $61.4 million during 1996. The operating results for this segment reflect an increase in sales and operating income of $25.7 million and $7.2 million, respectively, at the Company's Oregon Cutting Systems Division ("Oregon") and flat sales and lower operating income at Dixon Industries, Inc. ("Dixon"). Oregon's results reflect a 7% increase in the sales volume of saw chain and a 15% increase in the sales volume of saw bars, Oregon's two principal products, partially offset by lower average selling prices, due to a higher percentage of lower priced sales to original equipment manufacturers and unfavorable exchange rates. Additionally, the acquisition of Frederick-Orbex increased sales by 7.5% in

1997. Oregon has foreign manufacturing or distribution operations in Canada, Europe, Brazil, Japan and Russia and, as a result, fluctuations in foreign exchange rates impact the amount of reported sales and operating margins. Approximately 24% and 36% of Oregon's sales and operating costs and expenses, respectively, were transacted in foreign currencies in 1997. The Company estimates that unfavorable exchange rates in 1997, as compared to 1996, reduced operating income by approximately $2.0 million. Operations in Brazil have historically been significantly affected by high inflation, currency devaluation and resulting governmental policies. During 1997, operating income from Brazil was $2.6 million compared to $0.3 million during 1996, principally as a result of improved economic conditions. Dixon's sales and operating income were $45.4 million and $7.1 million, respectively, in 1997 compared to $44.9 million and $8.4 million during the prior year as the effects of reduced volume and higher costs were partially offset by higher average selling prices.

Sales and operating income for the Industrial and Power Equipment segment were $239.1 million and $32.7 million, respectively, in 1997 compared to $209.5 million and $31.9 million in 1996. The higher sales during the current year are principally due to a higher volume of forestry equipment sold as a result of improving market conditions and higher average selling prices. The improved demand is reflected in this segment's backlog which has increased by 92% since the prior year-end. Operating income increased by $0.8 million during 1997 as higher forestry equipment product and warranty costs offset much of the effect of the sales increase. The operating results of this segment's Gear Products, Inc. subsidiary continued to improve in 1997 as its sales and operating income increased by 8% and 15%, respectively, primarily due to higher volume.

Sales for the Sporting Equipment segment were $158.5 million in 1997 compared to $147.1 million in 1996. Operating income was $18.1 million during 1997, compared to $19.8 million during 1996. Sales reflect a higher volume of ammunition products sales and the contribution by Federal since acquisition in November 1997, partially offset by a lower volume of sales of sports optics. Operating income was lower in 1997 as lower sports optics sales offset the effect of higher ammunition products sales. Additionally, operating income for the prior year included the positive effect of reduced environmental cost estimates of $1.9 million resulting from the resolution of an environmental matter.

TWELVE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED) COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

Sales for the twelve months ended December 31, 1996 ("calendar 1996") were $649.3 million compared to $621.4 million for the twelve months ended December 31, 1995 ("calendar 1995"). Income from continuing operations was $53.8 million ($1.38 per share) compared to $49.4 million ($1.27 per share) in calendar 1995. Net income of $55.2 million ($1.41 per share) in calendar 1996 included income of $1.4 million ($.03 per share) from discontinued operations, principally due to favorable claim settlements and improved international job profits. These operating results reflected continued strong performance by the Outdoor Products segment and improved performance by the Sporting Equipment segment, offset by lower sales and earnings from the Industrial and Power Equipment segment, primarily due to unfavorable market conditions.

Selling, general and administrative expenses were 20% of sales in both calendar 1996 and calendar 1995. Total selling, general and administrative expenses were higher during calendar 1996, principally due to the inclusion of Simmons Outdoor Corporation ("Simmons"), acquired in December 1995, in the consolidated financial statements for the entire twelve-month period.

Sales and operating income for the Outdoor Products segment for calendar 1996 were $292.7 million and $61.4 million, respectively, compared to $282.0 million and $53.5 million during calendar 1995. The improved results for this segment were due to an increase in sales and operating income at Oregon. This reflected a 7% increase in the sales volume of saw chain and a 12% increase in the sales volume of saw bars, Oregon's two principal products, principally to foreign markets, partially offset by lower average selling prices. During calendar 1996, operating income from Oregon's operations in Brazil was $0.3 million compared to an operating loss of $0.8 million during calendar 1995. As a result of unfavorable weather conditions in the spring, Dixon's operating results were flat in calendar 1996 with sales and operating income of $44.9 million and $8.4 million, respectively, compared to $44.8 million and $8.4 million during calendar 1995.

Market conditions adversely affected the Industrial and Power Equipment segment during calendar 1996. Sales and operating income were $209.5 million and $31.9 million, respectively, in calendar 1996 compared to $232.2 million and $39.6 million during calendar 1995. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The volume of loaders and tractors sold by this segment during calendar 1996 was approximately 20% lower than calendar 1995. The reduction in operating income was due to the effect of the sales decline, partially offset by an increase in sales and operating income at the Company's Gear Products, Inc. subsidiary, resulting primarily from a higher sales volume of rotation bearings.

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

TEN MONTHS ENDED DECEMBER 31, 1996 (AUDITED) COMPARED TO TEN MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

Sales during the transition period were $526.7 million compared to $521.6 million in the comparable period of the prior year. Income from continuing operations was flat at $44.0 million ($1.13 per share) compared to $43.8 million ($1.12 per share) for the same period during 1995. Net income of $45.4 million ($1.16 per share) in the transition period included income of $1.4 million ($.03 per share) from discontinued operations, principally due to favorable claim settlements and improved international job profits. These operating results reflected continued strong performance by the Outdoor Products segment and improved performance by the Sporting Equipment segment, offset by lower sales and earnings from the Industrial and Power Equipment segment, primarily due to unfavorable market conditions.

Selling, general and administrative expenses were 20% of sales in the transition period compared to 20% in the same period of 1995. Total selling, general and administrative expenses were higher during the transition period, principally due to the inclusion of Simmons, acquired in December 1995, in the consolidated financial statements for the entire ten-month period.

Sales and operating income for the Outdoor Products segment for the transition period were $239.3 million and $50.7 million, respectively, compared to $238.2 million and $46.8 million during the same period of 1995. The operating results for this segment reflected an increase in sales and operating income of $3.5 million and $5.3 million, respectively, at Oregon, partially offset by lower sales and operating income from Dixon. Oregon's results reflect a 4% increase in the sales volume of saw chain and an 8% increase in the sales volume of saw bars, Oregon's two principal products, partially offset by lower average selling prices. Lower foreign exchange expenses and improved manufacturing costs contributed to higher margins during the current year. During the transition period, operating income from Brazil was $0.7 million compared to an operating loss of $0.7 million during the comparable period of 1995. Unfavorable weather conditions in the spring adversely affected the lawncare market. As a result, the volume of mowers sold by Dixon was approximately 9% less during the transition period as compared to the same period last year. Dixon's sales and operating income were $34.4 million and $5.4 million, respectively, in the transition period compared to $36.8 million and $6.7 million during the comparable period of the prior year.

Market conditions adversely affected the Industrial and Power Equipment segment during the transition period. Sales and operating income were $165.7 million and $24.0 million, respectively, compared to $196.8 million and $34.2 million during the comparable period of 1995. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The number of units of loaders and tractors sold by this segment during the ten months ended December 31, 1996, was approximately 24% lower than the comparable period in 1995. The reduction in operating income is due to the effect of the sales decline, partially offset by an increase in sales and operating income at the Company's Gear Products, Inc. subsidiary, resulting primarily from a higher sales volume of rotation bearings.

The operating results for the Sporting Equipment segment improved significantly during the ten months ended December 31, 1996, reflecting the favorable impact of including Simmons, acquired in December 1995, for the entire ten-month period in 1996. Total segment sales and operating income were $121.7 million and $16.5 million, respectively, during the transition period compared to $86.6 million and $9.9 million during the same period in 1995. Simmons added sales of $39.1 million and operating income of $4.6 million in the transition period. Sales at the remaining Sporting Equipment operations were approximately 4.6% lower during the transition period due to a continued market slowdown. Operating income increased by $1.9 million at these Sporting Equipment operations in the transition period principally due to reduced selling, general and administrative expenses and income of $1.9 million resulting from the resolution of an environmental matter at the Company's Lewiston, Idaho facility.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On November 4, 1997, the Company acquired Federal. The Company borrowed $62 million under its $150 million revolving credit agreement to finance part of the $112 million paid at closing to acquire Federal. Prior to year-end, $8 million of this loan had been repaid, resulting in a balance of $54 million outstanding under the revolving credit agreement at December 31, 1997. The balance of the $112 million paid at closing was financed through the use of cash or short-term borrowings repaid prior to year-end. At December 31, 1997, the Company had 9% senior subordinated notes ("the 9% notes") outstanding in the principal amount of $68.8 million which are due in 2003. At December 31, 1997, the Company's long-term debt to equity ratio was 0.4 to 1 compared to a ratio of 0.3 to 1 at December 31, 1996. See Note 3 of Notes to Consolidated Financial Statements for a description of the terms and conditions of the 9% notes and the $150 million revolving credit agreement. In December 1997, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission for an issue in early 1998 of $150 million Senior Notes due 2008. The Company plans to use the proceeds of these Senior Notes to repay outstanding indebtedness under the $150 million revolving credit agreement, redeem all the 9% notes, and for general corporate purposes, including the post-closing adjustment to the purchase price of Federal.

Working capital increased to $171.1 million at December 31, 1997, compared to $166.2 million at December 31, 1996, principally due to the acquired working capital of Federal and Frederick-Orbex, partially offset by cash used for the acquisitions. Accounts receivable, inventories and accounts payable increased by $19.8 million, $50.9 million and $20.4 million, respectively, since December 31, 1996, primarily due to the balances of the acquired companies. The accounts payable increase also includes the estimated post-closing adjustment to the purchase price of Federal. The Company's operating cash flows for the year ended December 31, 1997 were $80.3 million compared to $87.5 million in 1996. Cash and cash equivalent balances were $4.8 million at December 31, 1997, compared to $58.7 million at December 31, 1996, as the Company's cash expenditures for investing and financing activities exceeded operating expenditures, primarily due to acquisition expenditures.

Management believes that the Company will generate sufficient future taxable income to realize all deferred income tax assets.

The Company believes that its operating cash flows, $150 million revolving credit facility and expected new issue of long-term debt will provide both short-term and long-term liquidity. The ability of the Company to pay dividends is dependent upon Blount, Inc.'s ability to pay dividends to the Company. Restrictions on the ability of Blount, Inc. to pay cash dividends are contained in the indenture related to the 9% notes and in certain financial covenants of the $150 million revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $73.9 million were available for the payment of dividends at December 31, 1997.

The Company and its operations are subject to various environmental laws and regulations. See Note 8 of Notes to Consolidated Financial Statements for a description of certain environmental matters.

Management believes that the impact of domestic inflation on the Company has not been material in recent years as inflation rates have remained low.

The Company continues to evaluate the estimated costs associated with the Year 2000 transition on its products and its financial, information and other computer-based systems. The Company believes, based on available information, that the Year 2000 transition will have no material adverse effect on its products, business operations or financial results.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The adoption of SFAS No. 130 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services and geographic areas. SFAS No. 131 is required to be applied beginning with the Company's 1998 annual financial statements. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, the ten-month period ended December 31, 1996, and the year ended February 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
January 26, 1998

                          MANAGEMENT RESPONSIBILITY

All information contained in the consolidated financial statements of Blount International, Inc., has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles have been followed. Reasonable judgments and estimates have been made where necessary.

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

Six directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel, the internal auditors and the Company's independent auditors each year to consider the results of internal and external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent auditors and the General Auditor of the Company to ensure free access by the independent auditors and internal auditors to the committee.

The Company's independent auditors, Coopers & Lybrand L.L.P., audited the financial statements prepared by the Company. Their opinion on these statements appears herein.



JOHN M. PANETTIERE                          HAROLD E. LAYMAN
President and                               Executive Vice President
Chief Executive Officer                     Finance Operations and
                                            Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries
                                         Twelve Months Ended        Ten Months Ended   Twelve Months
                                             December 31,             December 31,          Ended
(Dollar amounts in millions,          --------------------------    ----------------    February 29,
except per share data)                 1997      1996      1995      1996      1995         1996
-----------------------------------   ------    ------    ------    ------    ------    ------------
                                                   (Unaudited)             (Unaudited)
                                                ----------------              ------
Sales                                 $716.9    $649.3    $621.4    $526.7    $521.6       $644.3
Cost of sales                          482.9     426.9     412.8     346.5     346.0        427.3
-----------------------------------   ------    ------    ------    ------    ------       ------
Gross profit                           234.0     222.4     208.6     180.2     175.6        217.0
Selling, general and administrative
expenses                               134.6     130.0     124.2     105.2     102.6        126.5
-----------------------------------   ------    ------    ------    ------    ------       ------
Income from operations                  99.4      92.4      84.4      75.0      73.0         90.5
Interest expense                        (9.5)     (9.9)    (10.6)     (7.9)     (8.9)       (10.8)
Interest income                          2.5       2.4       3.8       2.3       3.4          3.4
Other income (expense), net              1.3       0.5      (0.4)      0.2       0.4          0.6
-----------------------------------   ------    ------    ------    ------    ------       ------
Income before income taxes              93.7      85.4      77.2      69.6      67.9         83.7
Provision for income taxes              34.6      31.6      27.8      25.6      24.1         30.1
-----------------------------------   ------    ------    ------    ------    ------       ------
Income from continuing operations       59.1      53.8      49.4      44.0      43.8         53.6
Discontinued operations -
  Income on disposal, net                          1.4                 1.4
-----------------------------------   ------    ------    ------    ------    ------       ------
Net income                            $ 59.1    $ 55.2    $ 49.4    $ 45.4    $ 43.8       $ 53.6
-----------------------------------   ------    ------    ------    ------    ------       ------
Basic earnings per share:
  Continuing operations               $ 1.57    $ 1.40    $ 1.30    $ 1.14    $ 1.15       $ 1.41
  Discontinued operations                          .04                 .04
-----------------------------------   ------    ------    ------    ------    ------       ------
  Net income                          $ 1.57    $ 1.44    $ 1.30    $ 1.18    $ 1.15       $ 1.41
-----------------------------------   ------    ------    ------    ------    ------       ------
Diluted earnings per share:
  Continuing operations               $ 1.53    $ 1.38    $ 1.27    $ 1.13    $ 1.12       $ 1.38
  Discontinued operations                          .03                 .03
-----------------------------------   ------    ------    ------    ------    ------       ------
  Net income                          $ 1.53    $ 1.41    $ 1.27    $ 1.16    $ 1.12       $ 1.38
-----------------------------------   ------    ------    ------    ------    ------       ------
Cash dividends per share:
  Class A                             $ .261    $ .228    $ .198    $ .228    $ .198       $ .198
  Class B                               .244      .212      .181      .212      .181         .181
-----------------------------------   ------    ------    ------    ------    ------       ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                  December 31,
(Dollar amounts in millions, except share data)                  1997     1996
--------------------------------------------------------        ------   ------
Assets
--------------------------------------------------------        ------   ------
Current assets:
  Cash and cash equivalents, including short-term
  investments of $3.0 and $55.3                                 $  4.8   $ 58.7
  Accounts receivable, net of allowance for
  doubtful accounts of $3.7 and $3.0                             135.7    115.9
  Inventories                                                    132.9     82.0
  Deferred income taxes                                           22.0     20.9
  Other current assets                                             5.8      3.5
--------------------------------------------------------        ------   ------
    Total current assets                                         301.2    281.0
Property, plant and equipment, net of accumulated
depreciation of $188.3 and $170.2                                188.5    131.7
Cost in excess of net assets of acquired businesses, net         116.4     85.4
Other assets                                                      31.7     35.7
--------------------------------------------------------        ------   ------
Total Assets                                                    $637.8   $533.8
--------------------------------------------------------        ------   ------
Liabilities and Stockholders' Equity
--------------------------------------------------------        ------   ------
Current liabilities:
  Notes payable and current maturities of long-term debt        $  1.5   $  1.2
  Accounts payable                                                56.6     36.2
  Accrued expenses                                                72.0     77.4
--------------------------------------------------------        ------   ------
    Total current liabilities                                    130.1    114.8
Long-term debt, exclusive of current maturities                  138.8     84.6
Deferred income taxes, exclusive of current portion               15.2     15.8
Other liabilities                                                 37.6     27.8
--------------------------------------------------------        ------   ------
    Total liabilities                                            321.7    243.0
--------------------------------------------------------        ------   ------
Commitments and Contingent Liabilities
--------------------------------------------------------        ------   ------
Stockholders' equity:
Common stock: par value $.01 per share (see
Note 5 for voting rights by class);
  Class A: 27,277,969 and 26,818,184 shares issued                 0.3      0.1
  Class B, convertible: 11,620,552 and
    11,754,156 shares issued                                       0.1      0.1
Capital in excess of par value of stock                           37.7     34.8
Retained earnings                                                300.3    252.2
Accumulated translation adjustment                                 7.0      7.9
Less Class A treasury stock at cost, 1,453,180 and
236,360 shares                                                   (29.3)    (4.3)
--------------------------------------------------------        ------   ------
    Total stockholders' equity                                   316.1    290.8
--------------------------------------------------------        ------   ------
Total Liabilities and Stockholders' Equity                      $637.8   $533.8
--------------------------------------------------------        ------   ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries
                                                        Twelve Months Ended     Ten Months Ended   Twelve Months
                                                            December 31,          December 31,         Ended
                                                       ----------------------    --------------    February 29,
(Dollar amounts in millions)                            1997    1996    1995      1996    1995         1996
---------------------------------------------------    ------  ------  ------    ------  ------    -------------
                                                                (Unaudited)            (Unaudited)
                                                               --------------            ------
Cash flows from operating activities:
Net income                                             $ 59.1  $ 55.2  $ 49.4    $ 45.4  $ 43.8       $ 53.6
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, amortization and other
  noncash charges                                        25.0    23.6    22.4      19.6    18.3         22.3
  Deferred income taxes                                  (1.7)    2.1    (1.4)     (2.1)   (0.6)         3.7
  Loss (gain) on disposals of property, plant
  and equipment                                          (0.6)   (0.2)    0.3      (0.9)    0.3          1.0
  Changes in assets and liabilities, net
  of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable           20.4    (0.6)   18.0      34.0    16.2        (18.4)
    (Increase) decrease in inventories                  (10.4)   13.2   (10.5)     11.4    (2.1)        (0.3)
    (Increase) decrease in other assets                   0.8     1.9    (8.3)     (1.8)   (6.5)        (2.8)
    Increase (decrease) in accounts payable               0.8    (6.7)  (11.3)    (15.5)  (15.7)        (7.0)
    Decrease in accrued expenses                        (15.5)   (4.3)  (19.2)     (6.8)  (11.5)        (8.9)
    Increase (decrease) in other liabilities              2.4     3.3    (6.3)     (0.1)   (6.3)        (3.0)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
  Net cash provided by operating activities              80.3    87.5    33.1      83.2    35.9         40.2
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash flows from investing activities:
Proceeds from sales of businesses and property,
plant and equipment                                       0.9     1.9     5.0       1.8     5.0          5.1
Purchases of property, plant and equipment              (17.8)  (21.2)  (19.2)    (18.7)  (16.0)       (18.5)
Acquisitions of businesses                             (132.5)          (37.4)            (37.4)       (37.4)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
  Net cash used in investing activities                (149.4)  (19.3)  (51.6)    (16.9)  (48.4)       (50.8)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings                (2.7)    1.8      (1.6)    1.9          0.8
Issuance of long-term debt                               62.0             3.1               0.8          0.8
Reduction of long-term debt                             (14.9)  (13.9)  (15.7)    (13.9)  (15.6)       (15.7)
(Increase) decrease in restricted funds                   1.0     3.7    (0.2)      2.7     1.5          2.6
Dividends paid                                           (9.4)   (8.5)  (10.7)     (8.5)   (8.9)        (8.9)
Purchase of treasury stock                              (27.5)   (4.3)             (4.3)
Other                                                     4.0     3.7     2.3       3.4     1.9          2.2
---------------------------------------------------    ------  ------  ------    ------  ------       ------
  Net cash provided by (used) in financing activities    15.2   (22.0)  (19.4)    (22.2)  (18.4)       (18.2)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Net increase (decrease) in cash and cash equivalents    (53.9)   46.2   (37.9)     44.1   (30.9)       (28.8)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash and cash equivalents at beginning of period         58.7    12.5    50.4      14.6    43.4         43.4
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash and cash equivalents at end of period             $  4.8  $ 58.7  $ 12.5    $ 58.7  $ 12.5       $ 14.6
---------------------------------------------------    ------  ------  ------    ------  ------       ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Blount International, Inc. and Subsidiaries
                                   Common Stock       Capital               Accumulated
(Dollar amounts in millions,     ----------------    In Excess   Retained   Translation   Treasury
shares in thousands)             Class A  Class B     of Par     Earnings   Adjustment     Stock
---------------------------      -------  -------    ---------   --------   -----------   --------
Balance, February 28, 1995        $ 0.1    $ 0.1       $28.6      $170.6       $ 8.3
Exercise of employee stock
  options (207 Class A shares)                           2.6
Issuance of shares under
  dividend reinvestment plan
  (3 Class A shares)                                     0.1
Conversion of Class B to Class A
  Common stock (122 shares)
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                           (0.1)
Net income                                                          53.6
Dividends                                                           (8.9)
---------------------------      -------  -------    ---------   --------    ----------   --------
Balance, February 29, 1996          0.1      0.1        31.3       215.3         8.2
Exercise of employee stock
  options (183 Class A shares)                           3.4
Issuance of shares under
  dividend reinvestment plan
  (4 Class A shares)                                     0.1
Conversion of Class B to Class A
  Common stock (35 shares)
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                           (0.3)
Purchase of treasury stock
  (118 Class A shares)                                                                     $ (4.3)
Net income                                                          45.4
Dividends                                                           (8.5)
---------------------------      -------  -------    ---------   --------    ----------   --------
Balance, December 31, 1996          0.1      0.1        34.8       252.2         7.9         (4.3)
Stock split (13,638 Class A
  shares, 728 shares to treasury
  and 5,811 Class B shares)         0.2                 (0.2)
Exercise of employee stock
  options (225 Class A shares,
  66 from treasury)                                      2.9        (1.4)                     2.5
Issuance of shares under
  dividend reinvestment plan
  (4 Class A shares)                                     0.2
Conversion of Class B to Class A
  Common stock (79 shares)
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                           (0.9)
Purchase of treasury stock
  (673 Class A shares)                                                                      (27.5)
Net income                                                          59.1
Dividends                                                           (9.6)
---------------------------      -------  -------    ---------   --------   -----------   --------
Balance, December 31, 1997        $ 0.3    $ 0.1       $37.7      $300.3       $ 7.0       $(29.3)
---------------------------      -------  -------    ---------   --------   -----------   --------

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

Change in fiscal year:
In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. Accordingly, the audited financial statements include the results for the twelve-month period ended December 31, 1997 ("1997"), the ten-month period ended December 31, 1996 ("transition period") and the fiscal year ended February 29, 1996 ("fiscal 1996"). In addition to the basic audited financial statements and related notes, unaudited financial information for the twelve-month periods ended December 31, 1996 and 1995, and the ten-month period ended December 31, 1995, has been presented to enhance comparability.

Reclassifications:
Certain amounts in the transition period and fiscal 1996 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1997 presentation.

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

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $4.0 million and $2.8 million as of December 31, 1997 and 1996. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 15 years; furniture, fixtures and office equipment - 3 years to 10 years; and transportation equipment - 3 years to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $21.1 million, $16.4 million and $19.3 million in 1997, the transition period and fiscal 1996.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three reporting periods ended December 31, 1997.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 10 to 40 years. Accumulated amortization was $25.0 million and $21.7 million as of December 31, 1997 and 1996. The excess cost is evaluated for impairment based on the historic and estimated future profitability and cash flows of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through large retentions or deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries which have a majority of transactions denominated in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are accumulated in a separate component of stockholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments reduced pretax income by $0.3 million, $0.1 million and $1.9 million in 1997, the transition period and fiscal 1996.

Derivative financial instruments:
The Company has entered into a forward interest rate lock contract which effectively locks in the treasury rate component of the interest rate on an expected issue of long-term debt of approximately $150 million in early 1998 (see Note 3). This contract is accounted for as a hedge and any gains or losses on the contract will be deferred and reflected as an adjustment of interest expense over the term of the long-term debt.

The Company accounts for copper and zinc futures contracts in accordance with SFAS No. 80, Accounting for Futures Contracts. These contracts (approximately
8.4 million pounds at December 31, 1997) hedge anticipated brass purchases the Company expects to carry out in the normal course of business. Any gain or loss on futures contracts accounted for as a hedge which are closed before the date of the anticipated transaction is deferred until completion of the transaction. Deferred gains or losses are amortized over the transaction period.

Deferred gains and losses on derivative financial instruments are generally classified as other assets or other liabilities in the consolidated balance sheets.

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Advertising:
Advertising costs are generally expensed as incurred.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $8.0 million, $6.0 million and $8.8 million for 1997, the transition period and fiscal 1996.

Earnings per share:
As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires a dual presentation of basic earnings per share and diluted earnings per share on the face of the statements of income. All prior period earnings per share data has been restated to comply with the provisions of SFAS No. 128.

Stock split:
In November 1997, the Company announced that its Board of Directors approved a split in the outstanding shares of the Company's common stock on a two-for-one basis. The split was effected on December 8, 1997. All prior period share and per share data have been restated to reflect the split.


NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations is as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Current provision:
   Federal                              $ 28.6       $ 24.5          $ 20.2
   State                                   3.8          0.8             2.1
   Foreign                                 3.9          2.4             4.0
Deferred provision (benefit):
   Federal                                (1.5)        (3.6)            4.4
   State                                   0.1          0.4             0.5
   Foreign                                (0.3)         1.1            (1.1)
------------------------------          ------       ------          ------
                                        $ 34.6       $ 25.6          $ 30.1
------------------------------          ------       ------          ------

A reconciliation of the provision for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Income before income taxes:
   Domestic                             $ 83.8       $ 61.1          $ 77.6
   Foreign                                 9.9          8.5             6.1
------------------------------          ------       ------          ------
                                        $ 93.7       $ 69.6          $ 83.7
------------------------------          ------       ------          ------
                                             %            %               %
Statutory tax rate                        35.0         35.0            35.0
Impact of earnings of foreign
operations                                (0.7)         0.7             0.2
State income taxes, net of federal
tax benefit                                2.6          1.5             2.3
Charitable contribution carryover                                      (2.0)
Permanent differences between book
bases and tax bases                        1.6          1.5             1.0
Other items, net                          (1.6)        (1.9)           (0.5)
------------------------------          ------       ------          ------
Effective income tax rate                 36.9         36.8            36.0
------------------------------          ------       ------          ------


All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 1997 and 1996, deferred income tax assets were $35.6 million and $34.7 million and deferred income tax liabilities were $28.8 million and $29.6 million. Deferred income taxes applicable to temporary differences at December 31, 1997 and 1996 are as follows:

(Dollar amounts in millions)                                    1997      1996
--------------------------------------------------             ------    ------
Property, plant and equipment basis differences                $ 18.3    $ 19.7
Employee benefits                                               (16.8)    (13.0)
Other accrued expenses                                          (16.1)    (18.6)
Other - net                                                       7.8       6.8
--------------------------------------------------             ------    ------
                                                               $ (6.8)   $ (5.1)
--------------------------------------------------             ------    ------


Deferred income taxes of approximately $4.0 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $40.8 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1993 fiscal year with no material adverse effect. The periods from fiscal 1994 through 1997 are still open for review.

NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 1997 and 1996 consists of the following:

(Dollar amounts in millions)                                    1997      1996
--------------------------------------------------             ------    ------
9% subordinated notes                                          $ 68.8    $ 68.8
Revolving credit agreement                                       54.0
Industrial development revenue bonds payable,
maturing between 1998 and 2013, interest at varying
rates (principally 4.4% at December 31, 1997)                    15.7      16.1
Other long-term debt, interest at 9.5%                            0.5
Lease purchase obligations, interest at varying
rates, payable in installments to 2000                            0.9       0.6
--------------------------------------------------             ------    ------
                                                                139.9      85.5
Less current maturities                                          (1.1)     (0.9)
--------------------------------------------------             ------    ------
                                                               $138.8    $ 84.6
--------------------------------------------------             ------    ------


Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                 Capital Leases
                                              ---------------------     Total
(Dollar amounts in millions)        Debt      Principal    Interest    Payments
-------------------------------    ------     ---------    --------    --------
1998                               $  0.5       $ 0.6       $ 0.1       $  1.2
1999                                  0.4         0.3                      0.7
2000                                  0.4                                  0.4
2001                                  0.4                                  0.4
2002                                 54.5                                 54.5
2003 and beyond                      82.8                                 82.8
-------------------------------    ------       -----       -----       ------
                                   $139.0       $ 0.9       $ 0.1       $140.0
-------------------------------    ------       -----       -----       ------


On December 17, 1997, the Company and Blount, Inc., its wholly-owned subsidiary, filed a Form S-3 Registration Statement with the Securities and Exchange Commission for an issue in early 1998 of $150 million Senior Notes due 2008.
The Company plans to use the proceeds of the Senior Notes to repay outstanding indebtedness under its revolving credit agreement and to redeem all of its outstanding 9% senior subordinated notes. The balance of the proceeds will be used for general corporate purposes, including the post-closing adjustment to the purchase price of Federal Cartridge Company (see Note 4).

At December 31, 1997, the Company had $54.0 million outstanding under its $150 million revolving credit agreement with a group of five banks. The $150 million agreement expires April 2002 and provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of cash flow to debt as defined in the agreement. The agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, consolidations, mergers and sales of assets, and requires the Company to maintain certain leverage and fixed charge coverage ratios.

The remaining proceeds from industrial development revenue bonds issued in fiscal 1995 are held in trust and released as qualified capital expenditures are made. As of December 31, 1997 and 1996, $3.9 million and $4.9 million were held in trust and are included in "Other assets" in the Company's consolidated balance sheets.

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

Under the most restrictive debt requirement, retained earnings of approximately $73.9 million were available for the payment of dividends at December 31, 1997.

As of December 31, 1997 and 1996, the weighted average interest rate on short-term borrowings was 9.7% and 9.2%, respectively.


NOTE 4:
ACQUISITIONS AND DISPOSALS

The following acquisitions have been accounted for by the purchase method, and the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years.

On November 4, 1997, the Company acquired Federal Cartridge Company ("Federal"), formerly Federal-Hoffman, Inc. The estimated purchase price is approximately $128 million consisting of $112 million paid at closing plus a post-closing adjustment to be determined by an audit and acquisition expenses. Federal manufactures shotshell, centerfire and rimfire cartridges, ammunition components and clay targets. The following summarized unaudited pro forma financial information for the twelve months ended December 31, 1997 and 1996 assumes the acquisition had occurred on January 1 of each year:

Pro forma information
(Dollar amounts in millions, except per share data)             1997      1996
---------------------------------------------------            ------    ------
Sales                                                          $842.2    $779.2
Income from continuing operations                                65.1      50.7
Earnings per share from continuing operations:
  Basic                                                          1.73      1.32
  Diluted                                                        1.69      1.30

The pro forma results do not necessarily represent the results which would have occurred if the acquisition had taken place on the basis assumed nor are they indicative of the results of future operations.

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation and Orbex, Inc. for approximately $19 million and paid existing debt of the acquired companies in the amount of $5.8 million. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. The combined sales and pretax income of the acquired companies for their most recent year prior to the acquisition was $19.8 million and $2.5 million, respectively.

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


NOTE 5:
CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The Company has authorized 60 million shares of Class A Common Stock, 14 million shares of Class B Common Stock and 4,456,855 shares of Preferred Stock. As of December 31, 1997, no Preferred Stock was outstanding. The Class A Common Stock is entitled to elect 25% of the Company's Board of Directors, is entitled to one-tenth of one vote per share on all other matters and will receive an additional dividend of $.00415 in any quarter that a cash dividend is declared on the Class B Common Stock. The Class B Common Stock is entitled to elect 75% of the Company's Board of Directors and is entitled to one vote per share on all other matters. Each share of Class B Common Stock is convertible at any time at the option of the shareholder into one share of Class A Common Stock.

The Company has granted options to purchase its Class A Common Stock to certain officers and key employees under three fixed stock option plans. Under these plans, options may be granted up to the following amounts: 1995 non-qualified plan - 2,100,000 shares; 1994 non-qualified plan - 1,200,000 shares; and the 1992 incentive stock option plan - 2,250,000 shares. Each plan terminates ten years from inception and provides for the granting of options with an option price per share not less than the fair market value of one share of Class A Common Stock on the date of grant. The options granted are exercisable for a period of up to ten years under each plan and vest in installments over periods determined by the Compensation and Management Development Committee of the Board of Directors. As of December 31, 1997 and 1996, there were options for 26,666 shares and 949,000 shares available for grant under the 1995 non-qualified plan, 4,666 shares and no shares available for grant under the 1994 non-qualified plan, and 68,090 shares and 142,490 shares available for grant under the 1992 incentive stock option plan, respectively.

The number of shares used in the denominators of the basic and diluted earnings per share computations were as follows (in thousands):

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
                                         1997         1996            1996
------------------------------      -------------  ------------  -------------
Shares for basic earnings per share
  computation - weighted average
  common shares outstanding            37,632         38,418        38,008
Dilutive effect of stock options          916            737           899
                                       ------         ------        ------
Shares for diluted earnings per
  share computation                    38,548         39,155        38,907
------------------------------         ------         ------        ------

No adjustment was required to reported income amounts for inclusion in the numerators of the earnings per share computations.

A summary of the status of the Company's fixed stock option plans as of December 31, 1997 and 1996, and February 29, 1996, and changes during the periods ending on those dates is presented below:

                             Twelve Months               Ten Months              Twelve Months
                           Ended December 31,        Ended December 31,        Ended February 29,
                                  1997                      1996                      1996
                         ----------------------    ----------------------    ----------------------
                                      Weighted-                 Weighted-                 Weighted-
                                       Average                   Average                   Average
                           Shares     Exercise       Shares     Exercise       Shares     Exercise
                         (in 000's)     Price      (in 000's)     Price      (in 000's)     Price
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
beginning of period           2,918      $11.88         2,162      $ 9.05         2,613      $ 7.93
   Granted                    1,035       19.98         1,171       15.48           171       14.15
   Exercised                   (444)       7.87          (365)       6.78          (414)       5.13
   Forfeited                    (43)      13.75           (50)      10.78          (208)       6.96
                         ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
end of period                 3,466      $14.79         2,918      $11.88         2,162      $ 9.05
                         ----------   ---------    ----------   ---------    ----------   ---------
Options exercisable
at end of period              1,385                       849                     1,143
--------------------     ----------                ----------                ----------

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                          Options Outstanding                 Options Exercisable
                               ------------------------------------------    ----------------------
                                                Weighted-       Weighted-                 Weighted-
                                                 Average         Average                   Average
                                 Shares         Remaining       Exercise       Shares     Exercise
Range of Exercise Prices       (in 000's)    Contractual Life     Price      (in 000's)     Price
------------------------       ----------    ----------------   ---------    ----------   ---------
   $2.54 to $2.73                     157           4.9 years      $ 2.68            40      $ 2.54
   $4.48 to $4.56                      72           5.0 years        4.49            54        4.49
   $9.21 to $13.52                    695           6.2 years        9.64           612        9.54
   $14.33 to $20.72                 2,490           8.4 years       17.06           679       15.36
   $23.64 to $26.41                    52           9.8 years       25.77
------------------------       ----------    ----------------   ---------    ----------   ---------
Total                               3,466           7.8 years      $14.79         1,385      $11.99
------------------------       ----------    ----------------   ---------    ----------   ---------

The Company applies APB Opinion 25 and related interpretations in accounting for fixed stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the estimated fair value at the grant dates for awards under the Company's plans, consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
(Dollar amounts in millions,         December 31,  December 31,   February 29,
except per share data)                   1997         1996            1996
------------------------------      -------------  ------------  -------------

Net income:
   As reported                          $ 59.1       $ 45.4          $ 53.6
   Pro forma                              56.7         44.5            53.5
Earnings per share:
   As reported:
     Basic                                1.57         1.18            1.41
     Diluted                              1.53         1.16            1.38
   Pro forma:
     Basic                                1.51         1.16            1.41
     Diluted                              1.48         1.14            1.38
------------------------------          ------       ------          ------


For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
                                         1997         1996            1996
------------------------------      -------------  ------------  -------------


Estimated lives of plan options        6 years       6 years        6 years
Risk-free interest rates                  6.2%          6.2%           5.9%
Expected volatility                      23.0%         24.0%          23.0%
Dividend yield                            1.5%          1.5%           1.5%
------------------------------         -------       -------        -------


The weighted-average estimated fair value of options granted during 1997, the transition period and fiscal 1996 was $6.15, $4.87 and $4.25, respectively.

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

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Service cost - benefits earned          $  4.9       $  3.7          $  3.4
Interest cost                              6.7          5.5             5.8
Actual return on plan assets             (12.8)        (7.3)          (11.1)
Net amortization and deferral              6.3          2.4             6.8
------------------------------          ------       ------          ------
                                        $  5.1       $  4.3          $  4.9
------------------------------          ------       ------          ------


The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. A Rabbi Trust has been established for the purpose of funding certain non-qualified benefits. The funded status of qualified and non-qualified defined benefit plans at December 31, 1997 and 1996 was as follows:

                                                         1997                        1996
                                             --------------------------- ---------------------------
                                             Assets Exceed  Accumulated  Assets Exceed  Accumulated
                                              Accumulated    Benefits     Accumulated    Benefits
(Dollar amounts in millions)                   Benefits    Exceed Assets   Benefits    Exceed Assets
-------------------------------------------  ------------- ------------- ------------- -------------
Actuarial present value of projected
benefit obligation:
   Vested                                        $   64.8      $    4.7      $   50.8      $    4.2
   Nonvested                                          4.4           0.2           3.1           0.1
-------------------------------------------      --------      --------      --------      --------
Accumulated benefit obligation                       69.2           4.9          53.9           4.3
Effect of projected compensation increases           32.1           1.4          22.5           1.1
-------------------------------------------      --------      --------      --------      --------
Projected benefit obligation                        101.3           6.3          76.4           5.4
Plan assets at fair value                           107.2                        82.0
-------------------------------------------      --------      --------      --------      --------
Plan assets greater (less) than
   projected benefit obligation                       5.9          (6.3)          5.6          (5.4)
Unrecognized transition (asset) obligation           (0.8)          0.2          (1.0)          0.3
Unrecognized prior service liability                  0.3           0.3           1.0           0.3
Unrecognized net loss                                 1.2           1.0           5.2           0.7
-------------------------------------------      --------      --------      --------      --------
Net prepaid (accrued) pension cost               $    6.6      $   (4.8)     $   10.8      $   (4.1)
-------------------------------------------      --------      --------      --------      --------

The weighted average rate assumptions used to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
                                         1997         1996            1996
------------------------------      -------------  ------------  -------------
Discount rate                            7.4%         7.6%            7.6%
Rate of increase in compensation
levels                                   4.0%         4.2%            4.1%
Expected long-term rate of return
on plan assets                           8.7%         8.7%            8.7%
------------------------------         ------       ------          ------


The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees and matches a portion of employee contributions. The expense was $3.6 million, $2.4 million and $2.8 million in 1997, the transition period and fiscal 1996.


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

Net periodic postretirement benefit expense consisted of the following components:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Service cost - benefits earned          $  0.3       $  0.3          $  0.3
Interest cost                              1.2          0.9             1.3
Actual return on plan assets              (0.3)        (0.2)           (0.3)
Net amortization and deferral              0.2          0.1             0.1
------------------------------          ------       ------          ------
                                        $  1.4       $  1.1          $  1.4
------------------------------          ------       ------          ------

The accumulated postretirement benefit obligation for the funded plan was $2.1 million and $2.2 million as of December 31, 1997 and 1996. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets at December 31, 1997 and 1996 follows:

(Dollar amounts in millions)                               1997           1996
--------------------------------------------------        ------         ------
Accumulated postretirement benefit obligation:
   Retirees                                               $ 10.6         $ 10.6
   Fully eligible active plan participants                   4.5            2.5
   Other active plan participants                            3.8            2.6
--------------------------------------------------        ------         ------
                                                            18.9           15.7
Plan assets at fair value                                    2.1            2.1
--------------------------------------------------        ------         ------
Postretirement benefits in excess of assets                (16.8)         (13.6)
Unrecognized net (gain) loss                                (0.5)           1.3
--------------------------------------------------        ------         ------
Accrued postretirement benefit cost                       $(17.3)        $(12.3)
--------------------------------------------------        ------         ------


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was approximately 7 1/2% in 1997, the transition period and fiscal 1996. The expected long-term rate of return on plan assets was 8 3/4% in each period. A 9% annual rate of increase in the cost of health care benefits was assumed for 1997; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years and then decrease to the ultimate trend rate of 3%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by 10.0% and the aggregate of the service and interest cost components of net periodic expense for 1997 by 11.5%.


NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to nine years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows (in millions): 1998--$3.8; 1999--$2.2; 2000--$1.4; 2001--$1.0; 2002--$0.6 and 2003
and beyond--$0.8. Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $4.9 million, $5.0 million and $6.3 million for 1997, the transition period and fiscal 1996, respectively.

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

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until 1998. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site, their financial condition, and the nature of the material the Company sent to the Site, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

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


NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

At December 31, 1997, substantially all of the Company's trade accounts receivable of $131.5 million arose from manufacturing operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 10). At December 31, 1997, approximately 72% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, and chain saw and other original equipment manufacturers, and are generally not collateralized.

The estimated fair values of certain financial instruments at December 31, 1997 and 1996 are as follows:

                                             1997                  1996
                                     --------------------  --------------------
                                     Carrying     Fair     Carrying     Fair
(Dollar amounts in millions)          Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments        $   4.8    $   4.8    $  58.7    $  58.7
Futures contracts (see Note 1)             1.4        0.2
Other assets (restricted trust
  funds and notes receivable)             14.7       16.1       14.8       15.8
Notes payable and long-term debt
  (see Note 3)                          (140.3)    (143.2)     (85.8)     (88.9)
Interest rate lock contract
  (see Note 1)                                       (1.4)
----------------------------------     -------    -------    -------    -------


The carrying amount of cash and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of derivative financial instruments (futures contracts and interest rate lock contract) is estimated by obtaining market quotes. The fair value of notes receivable is estimated based on the discounted value of estimated future cash flows. The fair value of restricted trust funds approximates the carrying amount for short-term instruments and is estimated by obtaining market quotes for longer term instruments. The fair value of long-term debt is estimated based on recent market transaction prices or on current rates available for debt with similar terms and maturities.


NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Outdoor Products segment manufactures and markets saw chain, bars and sprockets for chain saws, maintenance accessories, industrial cutting products and home and garden products such as pruning tools, lawn mowers and lawn mower accessories. The Outdoor Products segment sells to original equipment manufacturers and to a diverse distribution and dealer network. The Industrial and Power Equipment segment manufactures and markets large mechanical timber harvesting and processing equipment as well as power transmission, hydraulic and gear components for use in the timber harvesting, materials handling, construction and utility businesses. The Sporting Equipment segment manufactures and markets shotshell, small arms ammunition, reloading equipment and components, gun care accessories, clay targets, shooting sports accessories and industrial powerloads, and markets and distributes sports optical products. Major markets include two-step distributors, cooperative buying groups, mass merchants and government agencies. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments, deferred income taxes and property, plant and equipment used by the corporate office.

In 1997, the transition period and fiscal 1996, no customer accounted for more than 10% of consolidated sales. In 1997, approximately 16.8% of sales by the Outdoor Products segment were to one customer. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of the Company's segments purchase certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

Information on Geographic Areas:

                                         Twelve Months Ended        Ten Months Ended   Twelve Months
                                             December 31,             December 31,          Ended
                                      --------------------------    ----------------    February 29,
(Dollar amounts in millions)           1997      1996      1995      1996      1995         1996
------------------------------------  ------    ------    ------    ------    ------    ------------
                                                   (Unaudited)              (Unaudited)
                                                ----------------              ------
Sales:
   United States                      $614.4    $541.0    $518.1    $439.7    $434.6       $536.0
   Outside United States               102.5     108.3     103.3      87.0      87.0        108.3
------------------------------------  ------    ------    ------    ------    ------       ------
                                      $716.9    $649.3    $621.4    $526.7    $521.6       $644.3
------------------------------------  ------    ------    ------    ------    ------       ------
Operating income:
   United States                      $108.9    $104.0    $ 99.7    $ 83.4    $ 86.9       $106.2
   Outside United States                 9.0       9.1       5.2       7.8       4.0          6.6
------------------------------------  ------    ------    ------    ------    ------       ------
      Operating income from segments  $117.9    $113.1    $104.9    $ 91.2    $ 90.9       $112.8
------------------------------------  ------    ------    ------    ------    ------       ------
Identifiable assets:
   United States                      $557.9    $458.2    $435.2    $458.2    $435.2       $461.2
   Outside United States                79.9      75.6      87.2      75.6      87.2         85.3
------------------------------------  ------    ------    ------    ------    ------       ------
                                      $637.8    $533.8    $522.4    $533.8    $522.4       $546.5
------------------------------------  ------    ------    ------    ------    ------       ------

Included in United States sales were export sales of $116.2 million, $89.7 million and $106.2 million in 1997, the transition period and fiscal 1996.
Total sales from international activities, including those in the above table and export sales, provided 30.5% of consolidated sales in 1997, 33.6% in the transition period and 33.3% in fiscal 1996. In 1997, the transition period and fiscal 1996, approximately 51.4%, 57.5% and 56.4%, respectively, of sales by the Outdoor Products segment were from international sources.

Information on Segments:

                                         Twelve Months Ended        Ten Months Ended   Twelve Months
                                             December 31,             December 31,          Ended
                                      --------------------------    ----------------    February 29,
(Dollar amounts in millions)           1997      1996      1995      1996      1995         1996
---------------------------------     ------    ------    ------    ------    ------    ------------
                                                   (Unaudited)              (Unaudited)
                                                ----------------              ------
Sales:
   Outdoor products                   $319.3    $292.7    $282.0    $239.3    $238.2       $291.6
   Industrial and power equipment      239.1     209.5     232.2     165.7     196.8        240.6
   Sporting equipment                  158.5     147.1     107.2     121.7      86.6        112.1
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $716.9    $649.3    $621.4    $526.7    $521.6       $644.3
---------------------------------     ------    ------    ------    ------    ------       ------
Operating income:
   Outdoor products                   $ 67.1    $ 61.4    $ 53.5    $ 50.7    $ 46.8       $ 57.4
   Industrial and power equipment       32.7      31.9      39.6      24.0      34.2         42.2
   Sporting equipment                   18.1      19.8      11.8      16.5       9.9         13.2
---------------------------------     ------    ------    ------    ------    ------       ------
   Operating income from segments      117.9     113.1     104.9      91.2      90.9        112.8
Corporate office expenses              (18.5)    (20.7)    (20.5)    (16.2)    (17.9)       (22.3)
---------------------------------     ------    ------    ------    ------    ------       ------
Income from operations                  99.4      92.4      84.4      75.0      73.0         90.5
Interest expense                        (9.5)     (9.9)    (10.6)     (7.9)     (8.9)       (10.8)
Interest income                          2.5       2.4       3.8       2.3       3.4          3.4
Other income (expense), net              1.3       0.5      (0.4)      0.2       0.4          0.6
---------------------------------     ------    ------    ------    ------    ------       ------
Income before income taxes            $ 93.7    $ 85.4    $ 77.2    $ 69.6    $ 67.9       $ 83.7
---------------------------------     ------    ------    ------    ------    ------       ------


Identifiable assets:
   Outdoor products                   $221.9    $196.2    $195.4    $196.2    $195.4       $202.1
   Industrial and power equipment      102.7     102.6      90.5     102.6      90.5         95.9
   Sporting equipment                  236.6     107.7      85.6     107.7      85.6        118.4
   Corporate office                     72.8     121.0     124.7     121.0     124.7        103.5
   Discontinued operations               3.8       6.3      26.2       6.3      26.2         26.6
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $637.8    $533.8    $522.4    $533.8    $522.4       $546.5
---------------------------------     ------    ------    ------    ------    ------       ------
Depreciation and amortization:
   Outdoor products                   $ 13.4    $ 12.8    $ 12.9    $ 10.6    $ 10.6       $ 12.7
   Industrial and power equipment        4.1       3.9       3.7       3.2       3.0          3.6
   Sporting equipment                    5.7       4.8       4.3       4.0       3.5          4.3
   Corporate office                      1.8       1.8       1.4       1.4       1.1          1.6
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $ 25.0    $ 23.3    $ 22.3    $ 19.2    $ 18.2       $ 22.2
---------------------------------     ------    ------    ------    ------    ------       ------
Capital expenditures:
   Outdoor products                   $ 13.5    $ 11.4    $  7.8    $ 10.2    $  5.5       $  6.8
   Industrial and power equipment        4.2       6.0       2.4       5.6       1.8          2.2
   Sporting equipment                   60.5       3.3       2.9       2.5       2.7          3.5
   Corporate office                      0.3       0.6       6.7       0.4       6.6          6.8
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $ 78.5    $ 21.3    $ 19.8    $ 18.7    $ 16.6       $ 19.3
---------------------------------     ------    ------    ------    ------    ------       ------

NOTE 11:
OTHER INFORMATION

At December 31, 1997 and 1996, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                             1997           1996
-----------------------------------------------     ------------   ------------
Accounts receivable:
   Trade accounts                                      $   131.5      $   111.9
   Other                                                     7.9            7.0
   Allowance for doubtful accounts                          (3.7)          (3.0)
-----------------------------------------------        ---------      ---------
                                                       $   135.7      $   115.9
-----------------------------------------------        ---------      ---------
Inventories:
   Finished goods                                      $    79.0      $    42.4
   Work in process                                          20.9           14.5
   Raw materials and supplies                               33.0           25.1
-----------------------------------------------        ---------      ---------
                                                       $   132.9      $    82.0
-----------------------------------------------        ---------      ---------
Property, plant and equipment:
   Land                                                $    13.1      $     6.4
   Buildings and improvements                              106.1           84.3
   Machinery and equipment                                 204.8          161.9
   Furniture, fixtures and office equipment                 25.6           23.2
   Transportation equipment                                 16.6           16.6
   Construction in progress                                 10.6            9.5
   Accumulated depreciation                               (188.3)        (170.2)
-----------------------------------------------        ---------      ---------
                                                       $   188.5      $   131.7
-----------------------------------------------        ---------      ---------
Accrued expenses:
   Salaries, wages and related withholdings            $    25.8      $    21.8
   Employee benefits                                         7.5            8.4
   Casualty insurance costs                                  9.5           14.1
   Income taxes payable                                      1.3            4.6
   Other                                                    27.9           28.5
-----------------------------------------------        ---------      ---------
                                                       $    72.0      $    77.4
-----------------------------------------------        ---------      ---------
Other liabilities:
   Employee benefits                                   $    31.9      $    25.6
   Casualty insurance costs                                  1.7            0.4
   Other                                                     4.0            1.8
-----------------------------------------------        ---------      ---------
                                                       $    37.6      $    27.8
-----------------------------------------------        ---------      ---------


At December 31, 1997, the Company's manufacturing operation in Canada had net assets of $17.7 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $14.6 million, $10.1 million and $11.9 million for 1997, the transition period and fiscal 1996.

Supplemental cash flow information is as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)              1997         1996            1996
------------------------------      -------------  ------------  -------------
Interest paid                            $ 10.4       $  9.1          $ 10.5
Income taxes paid                          38.4         16.9            35.5
Capital lease obligations
  incurred (terminated)                     0.8         (6.4)            7.1
Acquisitions of businesses
(see Note 4):
   Assets acquired                        175.3                         49.9
   Liabilities assumed and incurred       (42.8)                       (12.5)
   Cash paid                              132.5                         37.4
------------------------------           ------       ------          ------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 1997 and 1996.

(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended            Ended               Ended
per share data)       March 31, 1997  June 30, 1997  September 30, 1997  December 31, 1997    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Twelve months ended
December 31, 1997

Sales                     $170.1         $160.5            $182.1              $204.2        $716.9
Gross profit                56.3           51.8              58.9                67.0         234.0
Net income                  13.6           11.4              15.8                18.3          59.1
Earnings per share:
  Basic                      .36            .30               .42                 .49          1.57
  Diluted                    .35            .30               .41                 .47          1.53

The fourth quarter includes the results of Federal, acquired on November 4, 1997 (see Note 4 of Notes to Consolidated Financial Statements). Federal's sales were $14.5 million in the fourth quarter since acquisition.


(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Twelve months ended
December 31, 1996

Sales                     $173.2         $142.0            $160.0              $174.1        $649.3
Gross profit                58.5           48.8              55.9                59.2         222.4
Net income                  13.4           10.6              13.8                17.4          55.2
Earnings per share:
  Basic                      .35            .28               .36                 .45          1.44
  Diluted                    .34            .28               .35                 .44          1.41

The second quarter includes net income of $1.2 million ($.03 per share, diluted) resulting from revised product liability estimates for the Industrial and Power Equipment segment. The third quarter includes net income of $1.2 million ($.03 per share, diluted) from resolution of an environmental matter at the Company's Lewiston, Idaho facility. The fourth quarter includes net income of $1.4 million ($.03 per share, diluted) recognized for disposal of construction operations which were discontinued in a prior year.

The following table sets forth a summary of the unaudited quarterly results of operations for the ten-month transition period ended December 31, 1996.

(Dollar amounts         One Month      2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Transition Period

Sales                     $ 50.6         $142.0            $160.0              $174.1        $526.7
Gross profit                16.3           48.8              55.9                59.2         180.2
Net income                   3.6           10.6              13.8                17.4          45.4
Earnings per share:
  Basic                      .09            .28               .36                 .45          1.18
  Diluted                    .09            .28               .35                 .44          1.16

The second quarter includes net income of $1.2 million ($.03 per share, diluted) resulting from revised product liability estimates for the Industrial and Power Equipment segment. The third quarter includes net income of $1.2 million ($.03 per share, diluted) from resolution of an environmental matter at the Company's Lewiston, Idaho facility. The fourth quarter includes net income of $1.4 million ($.03 per share, diluted) recognized for disposal of construction operations which were discontinued in a prior year.





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the "Election of Directors," "Executive Officers," and "Filing Disclosure" sections of the proxy statement for the April 20, 1998, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change in Control Arrangements" sections of the proxy statement for the April 20, 1998, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the April 20, 1998, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Indebtedness of Management" and "Certain Transactions and Other Matters" sections of the proxy statement for the April 20, 1998, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   16

     Consolidated Statements of Income for the year ended
     December 31, 1997, the ten-month period ended
     December 31, 1996 and the year ended February 29, 1996              18

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996                                          19

     Consolidated Statements of Cash Flows for the year
     ended December 31, 1997, the ten-month period ended
     December 31, 1996 and the year ended February 29, 1996              20

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended December 31, 1997, the ten-month period
     ended December 31, 1996 and the year ended February 29, 1996        21

     Notes to Consolidated Financial Statements                       22 - 39

     Supplementary Data                                               40 - 41

     (2)  Financial Statement Schedules

          Schedule II - Valuation and qualifying accounts for the
          year ended December 31, 1997, the ten-month period ended
          December 31, 1996 and the year ended February 29, 1996         48

     All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K in the Fourth Quarter

     The Registrant filed reports on Form 8-K during the fourth quarter of 1997 as follows:

     (1) A report on Form 8-K filed on November 19, 1997 reporting under Item 2 the acquisition of Federal Cartridge Company and reporting under Item 5 a split in the outstanding shares of the Company's common stock on a two-for-one basis.

(c)  Exhibits required by Item 601 of Regulation S-K:

    * 2(a)       Plan and Agreement of Merger among Blount International, Inc.,
HBC Transaction Subsidiary, Inc. and Blount, Inc., dated August 17, 1995 filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

    * 2(b)       Stock Purchase Agreement, dated November 4, 1997, by and among
Blount, Inc., Hoffman Enclosures, Inc., Pentair, Inc. and Federal-Hoffman, Inc. which was filed as Exhibit No. 2 to the Form 8-K filed by Blount International, Inc. on November 19, 1997 (Commission File No. 001-11549).

    * 3(a)       Restated Certificate of Incorporation of Blount International,
Inc. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

    * 3(b)       By-Laws of Blount International, Inc. filed as part of
Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

    * 4(a)       Registration Rights and Stock Transfer Restriction agreement filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

    * 4(b)       Registration Statement on Form S-2 (Reg. No. 33-62728) of
Blount, Inc. with respect to the 9% subordinated notes due June 2003 of Blount, Inc., including amendments and exhibits, which became effective on June 30, 1993 (Commission File No. 1-7002).

    * 4(c)       Registration Statement Form S-3 filed on December 17, 1997, with respect to a proposed issue of $150 million Senior Notes due 2008 of Blount, Inc. to be guaranteed by Blount International, Inc.

   ** 4(d)       $150,000,000 Credit Agreement dated as of April 1, 1997 among
Blount, Inc., Blount International, Inc. and certain banks.

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

    *10(s)       Employment Agreement between Blount, Inc. and Richard H. Irving
III which was filed as Exhibit 10(t) to the Transition Report of Blount International, Inc. on Form 10-K for the transition period from March 1, 1996 to December 31, 1996 (Commission File No. 001-11549).

    *10(t)       Blount, Inc. Non-Employee Directors' Stock Compensation Plan
which was filed as Exhibit 10(u) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

    *10(u)       Agreement and Plan of Merger By and Among Simmons Outdoor
Corporation, Blount, Inc., and S.O.C. Corporation filed as part of Schedule 14D-1 and Schedule 13D of Simmons Outdoor Corporation, S.O.C. Corporation, Blount, Inc., and Blount International, Inc., which was filed on November 17, 1995.

    *10(v)       Amendments to and Assumptions of Employment Agreements with the following individuals which were filed as Exhibit 10(w) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549):

                      John M. Panettiere
                      Harold E. Layman
                      D. Joseph McInnes
                      James S. Osterman
                      Donald B. Zorn

    *10(w)       Blount, Inc. Executive Benefit Plans Trust Agreement and
Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

    *10(x)       Blount, Inc. Benefits Protection Trust Agreement and Amendment
To and Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

    *10(y)       Employment Agreement between Blount, Inc. and Leonard C. Hale which was filed as Exhibit 10(z) to the Transition Report of Blount International, Inc. on Form 10-K for the transition period from March 1, 1996 to December 31, 1996.

    *10(z)       Employment Agreement between Simmons Outdoor Corporation and
Larry W. Bridgman which was filed as Exhibit 10(aa) to the Transition Report of Blount International, Inc. on Form 10-K for the transition period from March 1, 1996 to December 31, 1996.

21. A list of the significant subsidiaries of Blount International, Inc. included herein on page 49.

23.  Consent of Independent Accountants included herein on page 50.

27.  Financial Data Schedule included herein on page 51.

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

BLOUNT INTERNATIONAL, INC.

By:  /s/ Harold E. Layman
Harold E. Layman
Executive Vice President Finance Operations
and Chief Financial Officer

Dated:  February 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  February 23, 1998


/s/ Winton M. Blount                    /s/ Emory M. Folmar
Winton M. Blount                        Emory M. Folmar
Chairman of the Board                   Director
and Director

/s/ Haley Barbour                       /s/ Mary D. Nelson
Haley Barbour                           Mary D. Nelson
Director                                Director

/s/ W. Houston Blount                   /s/ John M. Panettiere
W. Houston Blount                       John M. Panettiere
Director                                President and Chief Executive
                                        Officer and Director

/s/ R. Eugene Cartledge                 /s/ Arthur P. Ronan
R. Eugene Cartledge                     Arthur P. Ronan
Director                                Director

/s/ C. Todd Conover                     /s/ Andrew A. Sorensen
C. Todd Conover                         Andrew A. Sorensen
Director                                Director

/s/ H. Corbin Day                       /s/ Rodney W. Blankenship
H. Corbin Day                           Rodney W. Blankenship
Director                                Vice President and Controller
                                        (Chief Accounting Officer)

/s/ Herbert J. Dickson
Herbert J. Dickson
Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in millions)
----------------------------

       Column A             Column B             Column C               Column D        Column E
       --------           ------------    -------------------------    -----------     ----------
                                                 Additions
                                          -------------------------
                           Balance at     Charged to     Charged to                    Balance at
                          Beginning of     Cost and        Other                         End of
      Description            Period        Expenses       Accounts      Deductions       Period
      -----------         ------------    ----------     ----------    ------------    ----------


Year ended
February 29, 1996
-------------------
Allowance for doubtful
accounts receivable         $   2.6         $   1.1      $   0.6 (2)    $   0.4 (1)      $   3.9
                            =======         =======      =======        =======          =======

Ten months ended
December 31, 1996
-----------------
Allowance for doubtful
accounts receivable         $   3.9         $   0.6                     $   1.5 (1)      $   3.0
                            =======         =======                     =======          =======

Year ended
December 31, 1997
-------------------
Allowance for doubtful
accounts receivable         $   3.0         $   1.0      $   0.9 (2)    $   1.2 (1)      $   3.7
                            =======         =======      =======        =======          =======


(1) Principally amounts written-off less recoveries of amounts previously written-off.

(2)  Principally allowances established for companies acquired by purchase.