Form 10-K/A
period 1997-12-31
BLOUNT INTERNATIONAL INC
filed 1998-03-27
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K/A
(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)  Exhibits required by item 601 of Regulation S-K:

  * 27.1 Restated Financial Data Schedule for the year ended February 29, 1996, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.

  * 27.2 Restated Financial Data Schedule for the three months ended March 31, 1996, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.

  * 27.3 Restated Financial Data Schedule for the six months ended June 30, 1996, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.

  * 27.4 Restated Financial Data Schedule for the nine months ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.

  * 27.5 Restated Financial Data Schedule for the transition period from March 1, 1996 to December 31, 1996, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.

  * 27.6 Restated Financial Data Schedule for the three months ended March 31, 1997, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.

  * 27.7 Restated Financial Data Schedule for the six months ended June 30, 1997, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.

  * 27.8 Restated Financial Data Schedule for the nine months ended September 30, 1997, submitted to the Securities and Exchange Commission in electronic format included herein is hereby amended pursuant to SFAS No. 128, "Earnings per Share" and to reflect the two-for-one stock split effected on December 8, 1997.


*    Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOUNT INTERNATIONAL, INC.

by:  /s/ Harold E. Layman
Harold E. Layman
Executive Vice President Finance Operations
and Chief Financial Officer

Dated:   March 27, 1998