Form 10-Q
period 1998-03-31
BLOUNT INTERNATIONAL INC
filed 1998-05-08
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                                March 31, 1998
      ---------------------                              ------------------
Class A Common Stock $.01 Par Value                      25,925,228 shares
Class B Common Stock $.01 Par Value                      11,619,936 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.  Financial Information

     Condensed Consolidated Balance Sheets -
        March 31, 1998 and December 31, 1997                         3

     Condensed Consolidated Statements of Income -
        three months ended March 31, 1998 and 1997                   4

     Condensed Consolidated Statements of Cash Flows -
        three months ended March 31, 1998 and 1997                   5

     Condensed Consolidated Statements of
        Changes in Stockholders' Equity                              6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           10


Part II.  Other Information

     Item 6(b) - Reports on Form 8-K                                13

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                        March 31,  December 31,
                                                          1998         1997
                                                        ---------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $2,615 and $2,965                   $  4,314      $  4,848
   Accounts receivable, net of allowance for
      doubtful accounts of $4,136 and $3,652              157,278       135,668
   Inventories                                            140,556       132,852
   Deferred income taxes                                   22,017        21,988
   Other current assets                                     5,672         5,859
                                                         --------      --------
                    Total current assets                  329,837       301,215
Property, plant and equipment, net of accumulated
   depreciation of $194,223 and $188,274                  188,139       188,506
Cost in excess of net assets of acquired businesses, net  116,759       116,371
Other assets                                               30,164        31,719
                                                         --------      --------
Total Assets                                             $664,899      $637,811
                                                         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $  7,720      $  1,464
   Accounts payable                                        64,979        56,618
   Accrued expenses                                        71,399        72,052
                                                         --------      --------
                    Total current liabilities             144,098       130,134
Long-term debt, exclusive of current maturities           140,426       138,837
Deferred income taxes, exclusive of current portion        14,979        15,177
Other liabilities                                          36,863        37,575
                                                         --------      --------
                    Total liabilities                     336,366       321,723
                                                         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity:
   Common Stock: par value $.01 per share
      Class A: 27,281,739 and 27,277,969 shares issued        273           273
      Class B, convertible: 11,619,936 and 11,620,552
         shares issued                                        116           116
   Capital in excess of par value of stock                 37,743        37,663
   Retained earnings                                      310,706       300,272
   Accumulated other comprehensive income                   7,033         7,050
   Less Class A treasury stock at cost,
      1,356,511 and 1,453,180 shares                      (27,338)      (29,286)
                                                         --------      --------
                    Total stockholders' equity            328,533       316,088
                                                         --------      --------
Total Liabilities and Stockholders' Equity               $664,899      $637,811
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1998         1997
                                                        ----------   ----------
                                                              (Unaudited)
Sales                                                   $  199,734   $  170,063
Cost of sales                                              139,229      113,794
                                                        ----------   ----------
Gross profit                                                60,505       56,269
Selling, general and administrative expenses                35,565       33,163
                                                        ----------   ----------
Income from operations                                      24,940       23,106
Interest expense                                            (3,031)      (2,205)
Interest income                                                378          576
Other income (expense), net                                                 (25)
                                                        ----------   ----------
Income before income taxes                                  22,287       21,452
Provision for income taxes                                   8,580        7,860
                                                        ----------   ----------
Net income                                              $   13,707   $   13,592
                                                        ==========   ==========
Earnings per share:
   Basic                                                $      .37   $      .36
                                                        ==========   ==========
   Diluted                                              $      .36   $      .35
                                                        ==========   ==========
Cash dividends declared per share:
   Class A Common Stock                                 $     .071   $     .063
                                                        ==========   ==========
   Class B Common Stock                                 $     .067   $     .059
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1998         1997
                                                        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $   13,707   $   13,592
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                     7,396        6,132
      Deferred income taxes                                   (227)          19
      Gain on disposals of property, plant
         and equipment                                         (14)        (429)
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            Increase in accounts receivable                (21,610)     (20,971)
            (Increase) decrease in inventories              (8,335)       1,631
            Decrease in other assets                         1,303        2,279
            Increase (decrease) in accounts payable          8,140         (511)
            Decrease in accrued expenses                      (715)      (2,124)
            Increase (decrease) in other liabilities          (730)       1,608
                                                        ----------   ----------
      Net cash provided by (used in)
         operating activities                               (1,085)       1,226
                                                        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant
      and equipment                                             31          585
   Purchases of property, plant and equipment               (6,089)      (3,509)
   Acquisitions of businesses                                           (18,599)
                                                        ----------   ----------
      Net cash used in investing activities                 (6,058)     (21,523)
                                                        ----------   ----------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                     6,386          422
   Issuance of long-term debt                                4,000
   Reduction of long-term debt                              (2,541)      (5,901)
   Decrease in restricted funds                                  4          292
   Dividends paid                                           (2,620)      (2,377)
   Purchase of treasury stock                                           (14,140)
   Other                                                     1,380        2,370
                                                        ----------   ----------
      Net cash provided by (used in)
         financing activities                                6,609      (19,334)
                                                        ----------   ----------

   Net decrease in cash and cash equivalents                  (534)     (39,631)
   Cash and cash equivalents at beginning of period          4,848       58,708
                                                        ----------   ----------
   Cash and cash equivalents at end of period           $    4,314   $   19,077
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)

                                                                  Accumulated
                            Common Stock     Capital                 Other
                          ----------------  In Excess  Retained  Comprehensive  Treasury
                          Class A  Class B   of Par    Earnings      Income      Stock      Total
                          -------  -------  ---------  --------  -------------  --------   --------

Balance, January 1, 1997   $ 134    $  59    $34,813   $252,164     $ 7,878     $ (4,282)  $290,766
Net income                                               13,592                              13,592
Other comprehensive
  income (loss), net                                                   (564)                   (564)
                                                                                           --------
     Comprehensive income                                                                    13,028
                                                                                           --------
Dividends                                                (2,360)                             (2,360)
Purchase of treasury stock                                                       (14,140)   (14,140)
Other                          2               2,368                                          2,370
                           -----    -----    -------   --------     -------     --------   --------
Balance, March 31, 1997    $ 136    $  59    $37,181   $263,396     $ 7,314     $(18,422)  $289,664
                           =====    =====    =======   ========     =======     ========   ========

Balance, January 1, 1998   $ 273    $ 116    $37,663   $300,272     $ 7,050     $(29,286)  $316,088
Net income                                               13,707                              13,707
Other comprehensive
  income (loss), net                                                    (17)                    (17)
                                                                                           --------
     Comprehensive income                                                                    13,690
                                                                                           --------
Dividends                                                (2,625)                             (2,625)
Other                                             80       (648)                   1,948      1,380
                           -----    -----    -------   --------     -------     --------   --------
Balance March 31, 1998     $ 273    $ 116    $37,743   $310,706     $ 7,033     $(27,338)  $328,533
                           =====    =====    =======   ========     =======     ========   ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows for the periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1998, due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements and notes to consolidated financial statements have been reclassified to conform with the current year's presentation.

The Company's Internet home page is http://www.blount.com.

NOTE 2 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Prior periods have been reclassified to reflect the adoption of this standard. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded from net income. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and unrealized gains or losses on investments.

NOTE 3  Inventories consist of the following (in thousands):

                                                March 31,     December 31,
                                                  1998            1997
                                              ------------    ------------
         Finished goods                         $ 87,235        $ 78,984
         Work in process                          20,586          20,837
         Raw materials and supplies               32,735          33,031
                                                --------        --------
                                                $140,556        $132,852
                                                ========        ========

NOTE 4 On December 17, 1997, the Company and Blount, Inc., its wholly-owned subsidiary, filed a Form S-3 Registration Statement with the Securities and Exchange Commission for an issue in the first half of 1998 of $150 million Senior Notes due 2008. The Company plans to use the proceeds of the Senior Notes to repay outstanding indebtedness under its revolving credit agreement and to redeem all of its outstanding 9% senior subordinated notes. The balance of the proceeds will be used for general corporate purposes, including the post-closing adjustment to the purchase price of Federal Cartridge Company ("Federal"). See Note 4 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for information relating to the Federal acquisition.

NOTE 5  Segment information is as follows (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1998         1997
                                                        ----------   ----------
Sales:
   Outdoor Products                                     $   77,534   $   82,212
   Industrial and Power Equipment                           60,889       54,256
   Sporting Equipment                                       61,311       33,595
                                                        ----------   ----------
                                                        $  199,734   $  170,063
                                                        ==========   ==========
Operating income:
   Outdoor Products                                     $   15,953   $   17,373
   Industrial and Power Equipment                            9,952        6,819
   Sporting Equipment                                        4,061        3,515
                                                        ----------   ----------
Operating income from segments                              29,966       27,707
Corporate office expenses                                   (5,026)      (4,601)
                                                        ----------   ----------
   Income from operations                                   24,940       23,106
Interest expense                                            (3,031)      (2,205)
Interest income                                                378          576
Other income (expense), net                                                 (25)
                                                        ----------   ----------
Income before income taxes                              $   22,287   $   21,452
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

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until later in 1998. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

See Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for other commitments and contingencies of the Company which have not changed significantly since that date.

NOTE 7 Income taxes paid during the three months ended March 31, 1998 and 1997 were $4.8 million and $3.0 million. Interest paid during the three months ended March 31, 1998 and 1997 was $1.2 million and $0.4 million.

NOTE 8 For the periods ended March 31, 1998 and 1997, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1998         1997
                                                        ----------   ----------
Net income (in thousands)                               $   13,707   $   13,592
                                                        ==========   ==========
Shares:
   Basic EPS - weighted average common
      shares outstanding                                37,503,917   38,201,578
   Dilutive effect of stock options                      1,083,632      866,446
                                                        ----------   ----------
   Diluted EPS                                          38,587,549   39,068,024
                                                        ==========   ==========

During the first quarter of 1998, the Company's Board of Directors adopted a new non-qualified stock option plan under which options to purchase the Company's Class A Common Stock may be granted to officers or other key employees. The number of shares which may be issued under the plan may not exceed 1,200,000 shares and the option price per share may not be less than the fair market value of one share of Class A Common Stock on the date of grant. Options to purchase 562,550 shares were granted during the first quarter of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months ended March 31, 1998, were $199.7 million compared to $170.1 million for the comparable period of the prior year. Net income for the first quarter of 1998 was $13.7 million ($.36 per diluted share) compared to net income of $13.6 million ($.35 per diluted share) for the comparable period of the prior year. These operating results reflect improved operating income from the Industrial and Power Equipment and the Sporting Equipment segments, and lower income from the Outdoor Products segment. Selling, general and administrative expenses were higher during the current year's first quarter, reflecting the addition of Federal, acquired during the fourth quarter of the prior year. Higher interest expense during the three months ended March 31, 1998, reflects higher debt levels during the current year, principally due to the Federal acquisition. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Sales for the Outdoor Products segment for the first quarter of 1998 were $77.5 million compared to $82.2 million during the first three months of 1997. Operating income was $16.0 million during the first quarter of 1998 compared to $17.4 million in the first three months of the prior year. The lower sales and operating income resulted principally from a lower volume of saw chain sales, primarily due to poor economic conditions in Asia, and lower lawn mower sales, reflecting unfavorable weather conditions.

Sales for the Industrial and Power Equipment segment were a first quarter record of $60.9 million during the first quarter of 1998 compared to $54.3 million during the same period last year. Operating income was $10.0 million for the first quarter compared to $6.8 million for the comparable period of the prior year. The improved sales and operating income resulted primarily from higher sales of forestry harvesting equipment due to improved market conditions.

Sales for the Sporting Equipment segment were $61.3 million in the first quarter of 1998 compared to $33.6 million in the comparable period of 1997. Operating income was $4.1 million during the first three months of the current year compared to $3.5 million during the same period of last year. The improved results are primarily due to the additional sales and income from Federal whose principal selling season and income normally occurs later during the year.

The Company's total backlog at March 31, 1998 was $90.9 million compared to $117.9 million at December 31, 1997 and $75.3 million at March 31, 1997.


Financial Condition, Liquidity and Capital Resources

At March 31, 1998, the Company had $58 million outstanding under its $150 million revolving credit agreement and 9% subordinated notes of $68.8 million outstanding which mature in 2003. The long-term debt to equity ratio was .4 to 1 at March 31, 1998 and December 31, 1997. On December 17, 1997, the Company and Blount, Inc., its wholly-owned subsidiary, filed a Form S-3 Registration Statement with the Securities and Exchange Commission for an issue in the first half of 1998 of $150 million Senior Notes due 2008. The Company plans to use the proceeds of the Senior Notes to repay outstanding indebtedness under its revolving credit agreement and to redeem all of its outstanding 9% senior subordinated notes. The balance of the proceeds will be used for general corporate purposes, including the post-closing adjustment to the purchase price of Federal. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for the terms and conditions of the $150 million revolving credit agreement and the 9% subordinated notes.

Cash balances at March 31, 1998, were $4.3 million compared to $4.8 million at December 31, 1997. Working capital was $185.7 million at March 31, 1998 compared to $171.1 million at December 31, 1997, reflecting increases in accounts receivable, inventory and accounts payable, principally reflecting seasonal selling patterns and the related inventory buildup. At March 31, 1998, borrowings under short-term lines to meet short-term seasonal needs were $6.8 million.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services and geographic areas. SFAS No. 131 is required to be applied beginning with the Company's 1998 annual financial statements. Financial statement disclosures for prior periods are required to be restated. The Company expects that the adoption of SFAS No. 131 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  May 8, 1998                               /s/ Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer

PART II - Other Information

ITEM 6(b) - Reports on Form 8-K

On January 20, 1998, the Company filed Form 8-K/A amending the Form 8-K filed on November 19, 1997 reporting Item 7(a), Financial Statements of Businesses Acquired, and Item 7(b), Unaudited Pro Forma Financial Information, for the acquisition of Federal Cartridge Company.