Form 10-Q
period 1998-06-30
BLOUNT INTERNATIONAL INC
filed 1998-08-07
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                                June 30, 1998
      ---------------------                              ------------------
Class A Common Stock $.01 Par Value                      26,098,635 shares
Class B Common Stock $.01 Par Value                      11,482,171 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.  Financial Information

     Condensed Consolidated Balance Sheets -
        June 30, 1998 and December 31, 1997                          3

     Condensed Consolidated Statements of Income -
        three months and six months ended
        June 30, 1998 and 1997                                       4

     Condensed Consolidated Statements of Cash Flows -
        six months ended June 30, 1998 and 1997                      5

     Condensed Consolidated Statements of Changes
        in Stockholders' Equity - three months and
        six months ended June 30, 1998 and 1997                      6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           10


Part II.  Other Information

     Item 5 - Other Information                                     12

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                         June 30,  December 31,
                                                           1998        1997
                                                         --------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $72,626 and $2,965                  $ 74,689      $  4,848
   Accounts receivable, net of allowance for
      doubtful accounts of $4,647 and $3,652              146,269       135,668
   Inventories                                            141,746       132,852
   Deferred income taxes                                   21,913        21,988
   Other current assets                                     5,769         5,859
                                                         --------      --------
                    Total current assets                  390,386       301,215
Property, plant and equipment, net of accumulated
   depreciation of $198,315 and $188,274                  186,185       188,506
Cost in excess of net assets of acquired businesses, net  116,542       116,371
Other assets                                               38,499        31,719
                                                         --------      --------
Total Assets                                             $731,612      $637,811
                                                         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $ 69,821      $  1,464
   Accounts payable                                        41,934        56,618
   Accrued expenses                                        66,850        72,052
                                                         --------      --------
                    Total current liabilities             178,605       130,134
Long-term debt, exclusive of current maturities           162,023       138,837
Deferred income taxes, exclusive of current portion        15,283        15,177
Other liabilities                                          36,456        37,575
                                                         --------      --------
                    Total liabilities                     392,367       321,723
                                                         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity:
   Common Stock: par value $.01 per share
      Class A: 27,422,137 and 27,277,969 shares issued        274           273
      Class B, convertible: 11,482,171 and 11,620,552
         shares issued                                        115           116
   Capital in excess of par value of stock                 37,822        37,663
   Retained earnings                                      320,796       300,272
   Accumulated other comprehensive income                   7,402         7,050
   Less Class A treasury stock at cost,
      1,323,502 and 1,453,180 shares                      (27,164)      (29,286)
                                                         --------      --------
                    Total stockholders' equity            339,245       316,088
                                                         --------      --------
Total Liabilities and Stockholders' Equity               $731,612      $637,811
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                $205,120   $160,527    $404,854   $330,590
Cost of sales                         142,047    108,762     281,276    222,556
                                     --------   --------    --------   --------
Gross profit                           63,073     51,765     123,578    108,034
Selling, general and
  administrative expenses              37,661     32,213      73,226     65,376
                                     --------   --------    --------   --------
Income from operations                 25,412     19,552      50,352     42,658
Interest expense                       (3,693)    (2,255)     (6,724)    (4,460)
Interest income                           458        523         836      1,099
Other income, net                         202        293         202        268
                                     --------   --------    --------   --------
Income before income taxes             22,379     18,113      44,666     39,565
Provision for income taxes              8,616      6,659      17,196     14,519
                                     --------   --------    --------   --------
Net income                           $ 13,763   $ 11,454    $ 27,470   $ 25,046
                                     ========   ========    ========   ========
Earnings per share:
   Basic                             $    .36   $    .30    $    .73   $    .66
                                     ========   ========    ========   ========
   Diluted                           $    .35   $    .30    $    .71   $    .65
                                     ========   ========    ========   ========
Cash dividends declared per share:
   Class A Common Stock              $   .071   $   .063    $   .143   $   .127
                                     ========   ========    ========   ========
   Class B Common Stock              $   .067   $   .059    $   .134   $   .118
                                     ========   ========    ========   ========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           1998         1997
                                                        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $   27,470   $   25,046
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    15,035       12,197
      Deferred income taxes                                   (104)         (15)
      Gain on disposals of property, plant
         and equipment                                         (31)        (613)
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            (Increase) decrease in accounts receivable     (10,628)         345
            Increase in inventories                         (9,525)      (6,423)
            Decrease in other assets                           854        2,580
            Increase (decrease) in accounts payable         (2,084)       1,376
            Decrease in accrued expenses                    (5,453)     (12,517)
            Increase (decrease) in other liabilities        (1,233)       1,834
                                                        ----------   ----------
      Net cash provided by operating activities             14,301       23,810
                                                        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant
      and equipment                                             87          812
   Purchases of property, plant and equipment              (10,662)      (7,207)
   Acquisitions of businesses                              (13,625)     (18,675)
                                                        ----------   ----------
      Net cash used in investing activities                (24,200)     (25,070)
                                                        ----------   ----------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                      (195)        (254)
   Issuance of long-term debt                              149,665
   Reduction of long-term debt                             (65,705)      (5,999)
   Decrease in restricted funds                                346          438
   Dividends paid                                           (5,244)      (4,735)
   Purchase of treasury stock                               (1,537)     (27,484)
   Other                                                     2,410        2,893
                                                        ----------   ----------
      Net cash provided by (used in)
         financing activities                               79,740      (35,141)
                                                        ----------   ----------

   Net increase (decrease) in cash and cash equivalents     69,841      (36,401)
   Cash and cash equivalents at beginning of period          4,848       58,708
                                                        ----------   ----------
   Cash and cash equivalents at end of period           $   74,689   $   22,307
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)
                                          Common Stock     Capital             Accumulated Other
                                        ----------------  In Excess  Retained    Comprehensive    Treasury
                                        Class A  Class B   of Par    Earnings       Income         Stock      Total
                                        -------  -------  ---------  --------  -----------------  --------   --------
THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 1998:
Balance, March 31, 1998                  $ 273    $ 116    $37,743   $310,706       $ 7,033       $(27,338)  $328,533
Net income                                                             13,763                                  13,763
Other comprehensive income (loss), net                                                  369                       369
                                                                                                             --------
     Comprehensive income                                                                                      14,132
Dividends                                                              (2,633)                                 (2,633)
Purchase of treasury stock                                                                          (1,817)    (1,817)
Other                                        1       (1)        79     (1,040)                       1,991      1,030
                                         -----    -----    -------   --------       -------       --------   --------
Balance, June 30, 1998                   $ 274    $ 115    $37,822   $320,796       $ 7,402       $(27,164)  $339,245
                                         =====    =====    =======   ========       =======       ========   ========

Balance, December 31, 1997               $ 273    $ 116    $37,663   $300,272       $ 7,050       $(29,286)  $316,088
Net income                                                             27,470                                  27,470
Other comprehensive income (loss), net                                                  352                       352
                                                                                                             --------
     Comprehensive income                                                                                      27,822
Dividends                                                              (5,258)                                 (5,258)
Purchase of treasury stock                                                                          (1,817)    (1,817)
Other                                        1       (1)       159     (1,688)                       3,939      2,410
                                         -----    -----    -------   --------       -------       --------   --------
Balance June 30, 1998                    $ 274    $ 115    $37,822   $320,796       $ 7,402       $(27,164)  $339,245
                                         =====    =====    =======   ========       =======       ========   ========

THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 1997:
Balance, March 31, 1997                  $ 136    $  59    $37,181   $263,396       $ 7,314       $(18,422)  $289,664
Net income                                                             11,454                                  11,454
Other comprehensive income (loss), net                                                   89                        89
                                                                                                             --------
     Comprehensive income                                                                                      11,543
Dividends                                                              (2,317)                                 (2,317)
Purchase of treasury stock                                                                         (13,269)   (13,269)
Other                                                (1)        60       (984)                       1,432        507
                                         -----    -----    -------   --------       -------       --------   --------
Balance, June 30, 1997                   $ 136    $  58    $37,241   $271,549       $ 7,403       $(30,259)  $286,128
                                         =====    =====    =======   ========       =======       ========   ========

Balance, December 31, 1996               $ 134    $  59    $34,813   $252,164       $ 7,878       $ (4,282)  $290,766
Net income                                                             25,046                                  25,046
Other comprehensive income (loss), net                                                 (475)                     (475)
                                                                                                             --------
     Comprehensive income                                                                                      24,571
Dividends                                                              (4,677)                                 (4,677)
Purchase of treasury stock                                                                         (27,409)   (27,409)
Other                                        2       (1)     2,428       (984)                       1,432      2,877
                                         -----    -----    -------   --------       -------       --------   --------
Balance June 30, 1997                    $ 136    $  58    $37,241   $271,549       $ 7,403       $(30,259)  $286,128
                                         =====    =====    =======   ========       =======       ========   ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1998, due to the seasonal nature of certain of the Company's operations.

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

NOTE 3  Inventories consist of the following (in thousands):

                                                June 30,      December 31,
                                                  1998            1997
                                              ------------    ------------
         Finished goods                         $ 89,962        $ 78,984
         Work in process                          20,308          20,837
         Raw materials and supplies               31,476          33,031
                                                --------        --------
                                                $141,746        $132,852
                                                ========        ========

NOTE 4 In June 1998, Blount, Inc. issued senior notes ("the senior notes") with a stated interest rate of 7% in the principal amount of $150 million maturing on June 15, 2005. The senior notes are fully and unconditionally guaranteed by Blount International, Inc. Approximately $8.3 million reflecting the price discount and the cost to extinguish an interest rate contract accounted for as a hedge of future interest on the debt will be amortized to expense over the life of the senior notes. The senior notes are redeemable, in whole or in part, at the option of the Company at any time. The debt indenture contains restrictions on secured debt, sale and lease-back transactions, and the consolidation, merger and sale of assets.

In addition, the Company has exercised its option to redeem all its $68.8 million outstanding 9% subordinated notes ("the 9% notes") on July 30, 1998, and the net extraordinary loss expected on redemption is approximately $2.0 million ($.05 per diluted share). The 9% notes have been reflected as a current liability at June 30, 1998 in the Company's consolidated balance sheet.

NOTE 5  Segment information is as follows (in thousands):

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
Sales:
   Outdoor Products                  $ 80,852   $ 76,900    $158,386   $159,112
   Industrial and Power Equipment      62,383     52,268     123,272    106,524
   Outdoor Sports
      (formerly Sporting Equipment)    61,885     31,359     123,196     64,954
                                     --------   --------    --------   --------
                                     $205,120   $160,527    $404,854   $330,590
                                     ========   ========    ========   ========
Operating income:
   Outdoor Products                  $ 17,211   $ 15,384    $ 33,164   $ 32,757
   Industrial and Power Equipment       8,548      5,918      18,500     12,737
   Outdoor Sports
      (formerly Sporting Equipment)     5,296      2,914       9,357      6,429
                                     --------   --------    --------   --------
Operating income from segments         31,055     24,216      61,021     51,923
Corporate office expenses              (5,643)    (4,664)    (10,669)    (9,265)
                                     --------   --------    --------   --------
   Income from operations              25,412     19,552      50,352     42,658
Interest expense                       (3,693)    (2,255)     (6,724)    (4,460)
Interest income                           458        523         836      1,099
Other income, net                         202        293         202        268
                                     --------   --------    --------   --------
Income before income taxes           $ 22,379   $ 18,113    $ 44,666   $ 39,565
                                     ========   ========    ========   ========

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

NOTE 7 Income taxes paid during the six months ended June 30, 1998 and 1997 were $21.8 million and $20.3 million. Interest paid during the six months ended June 30, 1998 and 1997 was $12.4 million and $3.6 million.

NOTE 8 For the three months and six months ended June 30, 1998 and 1997, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                 ----------------------  ----------------------
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------
Net income (in thousands)        $   13,763  $   11,454  $   27,470  $   25,046
                                 ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  37,596,170  37,467,440  37,550,044  37,834,509
   Dilutive effect of stock
      options                     1,230,178     808,526   1,156,905     837,486
                                 ----------  ----------  ----------  ----------
   Diluted EPS                   38,826,348  38,275,966  38,706,949  38,671,995
                                 ==========  ==========  ==========  ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and six months ended June 30, 1998, were $205.1 million and $404.9 million compared to $160.5 million and $330.6 million for the comparable periods of the prior year. Net income for the second quarter and first half of 1998 was $13.8 million ($.35 per diluted share) and $27.5 million ($.71 per diluted share) compared to net income of $11.5 million ($.30 per diluted share) and $25.0 million ($.65 per diluted share) for the comparable periods of the prior year. These operating results reflect improved operating income from all segments during both the second quarter and first half of 1998. Selling, general and administrative expenses were higher during the current year, reflecting the addition of Federal Cartridge Company ("Federal"), acquired during the fourth quarter of the prior year. Higher interest expense during the three months and six months ended June 30, 1998, reflects higher debt levels during the current year, principally due to the Federal acquisition. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Sales for the Outdoor Products segment for the second quarter and first half of 1998 were $80.9 million and $158.4 million compared to $76.9 million and $159.1 million during the comparable periods of 1997. Operating income was $17.2 million and $33.2 million during the second quarter and first half of 1998 compared to $15.4 million and $32.8 million in the same periods of the prior year. This segment's higher operating income results from higher sales by Dixon Industries, Inc. as the number of lawnmower units sold during the second quarter was approximately 33% higher than the prior year's second quarter. Operating income of the Oregon Cutting Systems Division ("Oregon") was slightly higher for both the three months and six months ended June 30, 1998 on flat sales during the second quarter and a sales decrease of $4.1 million for the first half of 1998. Oregon's sales have been negatively affected by the continuing economic problems in Asia and the effect of the strong U.S. dollar.

Sales for the Industrial and Power Equipment segment were $62.4 million and $123.3 million during the second quarter and first six months of 1998 compared to $52.3 million and $106.5 million during the same periods last year. Operating income was $8.5 million and $18.5 million for the second quarter and first six months of 1998 compared to $5.9 million and $12.7 million for the comparable periods of the prior year. The improved sales and operating income resulted primarily from a higher volume of shipments of forestry harvesting equipment.

Sales for the Outdoor Sports (formerly Sporting Equipment) segment were $61.9 million and $123.2 million in the second quarter and first half of 1998 compared to $31.4 million and $65.0 million in the comparable periods of 1997. Operating income was $5.3 million and $9.4 million during the second quarter and first half of the current year compared to $2.9 million and $6.4 million during the same periods of last year. The improved results are primarily due to the additional sales and income from Federal whose principal selling season and income normally occurs later during the year.

The Company's total backlog at June 30, 1998 was $83.4 million compared to $117.9 million at December 31, 1997 and $88.8 million at June 30, 1997.

Financial Condition, Liquidity and Capital Resources

In June 1998, the Company issued senior notes in the principal amount of $150 million maturing on June 15, 2005 (see Note 4 of Notes to Condensed Consolidated Financial Statements), paid all outstanding borrowings of $63.0 million under its $150 million revolving credit agreement and exercised its option to redeem all its outstanding 9% subordinated notes in the amount of $68.8 million. The redemption date is July 30, 1998 and the net extraordinary loss expected to be recorded on redemption is approximately $2.0 million ($.05 per diluted share). At June 30, 1998, the long-term debt to equity ratio was .5 to 1 compared to .4 to 1 at December 31, 1997. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for the terms and conditions of the $150 million revolving credit agreement and the 9% subordinated notes.

Cash balances at June 30, 1998, were $74.7 million compared to $4.8 million at December 31, 1997 as June 30, 1998 balances reflect the unused proceeds from the new $150 million senior notes which will be used to redeem the 9% subordinated notes. The 9% subordinated notes of $68.8 million are classified as a current liability at June 30 1998. Working capital was $211.8 million at June 30, 1998 compared to $171.1 million at December 31, 1997, reflecting increases in accounts receivable and inventory, principally reflecting seasonal selling patterns and the related inventory buildup. In May 1998, the Company paid an approximate $13.6 million post-closing adjustment for the purchase of Federal.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. This statement is required for all fiscal quarters of fiscal years beginning after June 15, 1999, and is not to be applied retroactively to financial statements of prior periods. The Company has historically entered into futures contracts, interest rate contracts and foreign exchange contracts which are addressed by SFAS No. 133. The impact of adoption on the Company's operating results and financial position has not been determined.

PART II.  Other Information

ITEM 5 - Other Information

Pursuant to Rule 14a-4 of the Proxy Rules under the Securities Exchange Act of 1934, if a stockholder fails to notify the Company on or before January 29, 1999 of a proposal which such stockholder intends to present at the Company's April 1999 Annual Meeting by a means other than inclusion of such proposal in the Company's proxy materials for that meeting, then if the proposal is presented at such annual meeting, the holders of the Board of Directors' proxies at such meeting may use their discretionary voting authority with respect to such proposal, regardless of whether the proposal was discussed in the Company's proxy statement for such meeting.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant





Date:  August 7, 1998                            /s/ Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer