Form 10-K
period 1998-12-31
BLOUNT INTERNATIONAL INC
filed 1999-02-22
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Aggregate market value of voting common stock held by nonaffiliates as of
-------------------------------------------------------------------------
February 1, 1999:  $593,569,000
-------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock $.01 par value, as of February 1, 1999:  25,580,571 shares
                                                              ----------
Class B Common Stock $.01 par value, as of February 1, 1999:  11,479,471 shares
                                                              ----------

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

Portions of proxy statement for the annual meeting of stockholders to be held April 19, 1999, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

The Company is an international manufacturing and marketing company with sales in over 130 countries and operations in three business segments: Outdoor Products, Sporting Equipment, and Industrial and Power Equipment. The Company was founded in 1946 as a general construction company. In 1994, the construction business was discontinued. See "Business - Acquisitions and Dispositions" on pages 6 and 7.

The following text contains various trademarks of Blount, Inc., a wholly-owned subsidiary of the Company, and its subsidiaries.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon"), Dixon Industries, Inc. ("Dixon") and Frederick Manufacturing Corporation ("Frederick"). Oregon produces a wide variety of cutting chain, chain saw guide bars, cutting chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chain saws, and mechanical timber harvesting equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of cutting chain. Oregon's cutting chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners. Oregon markets an Industrial Cutting System ("ICS"). ICS, a diamond-segmented cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 50 original equipment manufacturers ("OEMs"). In 1998, approximately 16% of the sales by the Outdoor Products segment were to one customer. Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, the Company believes that it is able to produce durable, high-quality cutting chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws.

The Company has Oregon marketing personnel throughout the United States and in a number of foreign countries. Oregon manufactures cutting chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

Oregon's products compete with other cutting chain manufacturers as well as a small number of international chain saw manufacturers, some of whom are also customers. This segment's principal raw material, strip steel, is generally purchased from two vendors, and can be obtained from other sources.

Dixon, located in Coffeyville, Kansas, was acquired in 1990 and has manufactured ZTR (zero turning radius) lawn mowers and related attachments since 1974. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR lawn mowers for both homeowner and commercial applications.

The key element which differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no larger than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the market. The latest product additions are in the hydrostatic portion of the product line. In late 1997, Dixon introduced the "Estate Line" featuring mowers which are designed for large, homeowner lawns and are lower priced than commercial hydrostatic units. Models are available in 42-inch, 50-inch and 60-inch sizes. Expanding on the Estate Line, Dixon introduced a low-cost hydro line, IZT (integrated zero turn), in 1998. The IZT is positioned between Dixon's normal hydros and transaxle models geared for the residential user. It features models with cut widths of 42 inches, 50 inches and 60 inches. Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors.

Frederick, located in Kansas City, Missouri, was acquired in January 1997. See "Business - Acquisitions and Dispositions" on pages 6 and 7. Frederick is a well-known and highly respected manufacturer that supplies quality Silver Streak brand accessories for lawn mowers and other outdoor products. Frederick fits well into the Company's operations and is provided international sales opportunities through Oregon's worldwide distribution outlets.

SPORTING EQUIPMENT

On November 4, 1997, the Company acquired the Federal Cartridge Company ("Federal"). See "Business - Acquisitions and Dispositions" on pages 6 and 7. Federal manufactures and markets shotshell, centerfire and rimfire cartridges, ammunition components, and clay targets. These products are distributed throughout the United States through a network of distributors and directly to large retail chains, the U.S. government and federal, state, local and international law enforcement agencies. The Federal acquisition both complemented and significantly expanded the Sporting Equipment segment's product offerings. Shotgun shells, a product not manufactured or sold by the Company prior to this acquisition, represented approximately 22% of Sporting Equipment's sales for 1998. Federal is also a significant producer and marketer of centerfire rifle ammunition, products as to which the Company's market share had been much smaller. Federal markets its products under the brand names of "Premium," "Gold Medal," "American Eagle," "Classic," "BallistiClean" and "Tactical." The acquisition of Federal placed the Company among the leading United States producers of ammunition products.

The Company's other Sporting Equipment segment operations manufacture small arms ammunition, reloading equipment, primers, gun care products and accessories, and distribute imported sports optical products. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Redfield scope mounting systems; Outers gun care and trap-shooting products; Ram-Line gun accessories; Weaver scope mounting systems; and Simmons and Weaver optics. The Company believes that it is a market leader in the domestic gun care and ammunition reloading markets with high levels of brand name recognition in each of these areas. The Company believes that the Sporting Equipment segment is also a world leader in the production of industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. These products include Speer Gold Dot high performance pistol ammunition which is used by law enforcement agencies around the world, as well as Clean-Fire and non-toxic ammunition used extensively for indoor training. The Company's aluminum case technology continues to provide low cost Blazer ammunition to consumers and for law enforcement training applications. New for 1998 is a series of fully automatic electric traps specifically designed for commercial trap, skeet and sporting clays applications.

Principal raw materials include brass, lead, aluminum and powder, which are purchased from several suppliers. The Company manufactures ammunition and powerloads in Lewiston, Idaho; shotshell, ammunition and ammunition components in Anoka, Minnesota; reloading equipment in Oroville, California; mounts, shooting accessories and gun care equipment in Onalaska, Wisconsin; and clay targets in Richmond, Indiana. The Company imports substantially all its optical products from foreign suppliers and does not rely on long-term agreements, although it does have long-term relationships with some of its suppliers. Optical products are distributed from a warehouse in Thomasville, Georgia.

In the market for small arms ammunition and primers, the Company competes with several other manufacturers with well established brand names and market share positions. In the segment's other product lines, the Company competes with a number of smaller competitors, none of whom has a dominant market share.

In 1998, approximately 20% of the Sporting Equipment segment's sales were to one customer.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for the timber harvesting industry and for industrial use, industrial tractors for land and utility right-of-way clearing, and components for the gear industry. Major users of these products include logging contractors, harvesters, land reclamation companies, utility contractors, building materials distributors, scrap yard operators and original equipment manufacturers of hydraulic equipment.

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

The Company sells its timber harvesting products through a network of approximately 250 dealers in over 400 locations in the United States and currently has an additional 20 offshore dealers, primarily in the timber harvesting regions of South America and Southeast Asia. Gear Products, Inc. sells its products to over 350 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Over 85% of this segment's sales in 1998 were in the United States, primarily in the southeastern and south central states. In 1998, approximately 27% of the sales by the Industrial and Power Equipment segment were to two customers.

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

CAPACITY UTILIZATION

Based on an 80-hour work week, the Outdoor Products, Sporting Equipment, and Industrial and Power Equipment segments utilized approximately 82%, 61% and 65%, respectively, of their production capacity in the year ended December 31, 1998.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                              December 31,
                                        ------------------------   February 29,
                                         1998     1997     1996        1996
---------------------------------       ------   ------   ------   ------------
Outdoor Products                        $ 30.2   $ 42.0   $ 35.5      $ 33.7
Sporting Equipment                        15.1     19.7      9.5        15.5
Industrial and Power Equipment            16.0     56.2     29.2        63.6
---------------------------------       ------   ------   ------      ------
                                        $ 61.3   $117.9   $ 74.2      $112.8
---------------------------------       ======   ======   ======      ======

The total backlog as of December 31, 1998, is expected to be completed and shipped within twelve months.

ACQUISITIONS AND DISPOSITIONS

In September 1998, the Company purchased certain operating assets of the Redfield line for approximately $3 million. The operating assets consisted of inventory (primarily rifle scopes, mounting systems and related items), machinery and equipment, trademarks, sales literature and patents.

On November 4, 1997, the Company acquired Federal Cartridge Company (formerly Federal-Hoffman, Inc.), a manufacturer of shotshell, centerfire and rimfire cartridges, ammunition components and clay targets. The purchase price was approximately $129 million, including a post-closing adjustment and acquisition expenses.

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation and Orbex, Inc. for approximately $19 million and paid existing debt of the acquired companies in the amount of $5.8 million. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. Orbex, Inc. was subsequently merged into Frederick Manufacturing Corporation.

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

See Note 4 of Notes to Consolidated Financial Statements on page 28.

EMPLOYEES

At December 31, 1998, the Company employed approximately 5,300 individuals. None of the Company's employees is unionized. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 7 of Notes to Consolidated Financial Statements on pages 33 and 34.

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

The Company expects to spend approximately $1.4 million, $1.0 million and $0.7 million during 1999, 2000 and 2001, respectively, on environmental compliance costs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 through 15 and Note 9 of Notes to Consolidated Financial Statements on pages 35 through 37.

SEASONALITY

Only the Company's Sporting Equipment segment experiences significant seasonality with higher sales and operating income in the second half of the year than the first half of the year.

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

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                          Area in Square Feet
                                         ---------------------
                                           Owned       Leased
     -------------------------------     ---------    --------
     Outdoor Products                    1,015,000     209,000
     Sporting Equipment                  1,583,000     116,000
     Industrial and Power Equipment        798,000
     Corporate Office                      192,000      13,000
     -------------------------------     ---------     -------
          Total                          3,588,000     338,000
     -------------------------------     =========     =======


ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 7 of Notes to Consolidated Financial Statements on pages 33 and 34.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The following table presents for the Company's last two years, the quarterly high and low prices and cash dividends declared for the Company's Common Stock. The Company had approximately 10,100 shareholders as of February 1, 1999.


                                Class A Common Stock        Class B Common Stock
                            ------------------------    ------------------------
                             High    Low    Dividend     High    Low    Dividend
------------------------    ------  ------  --------    ------  ------  --------
Year Ended
December 31, 1998

First quarter               $29.75  $23.00     $.071    $29.88  $23.50     $.067
Second quarter               34.38   26.50      .071     32.25   26.44      .067
Third quarter                29.50   19.94      .071     28.50   22.06      .067
Fourth quarter               24.94   18.94      .071     24.63   19.50      .067

Year Ended
December 31, 1997

First quarter               $21.63  $18.81     $.063    $21.25  $18.75     $.059
Second quarter               22.75   19.00      .063     22.25   19.63      .059
Third quarter                25.25   20.75      .063     23.69   21.13      .059
Fourth quarter               26.88   23.00      .071     27.00   25.28      .067
------------------------    ------  ------     -----    ------  ------     -----


For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 39 and 40.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                                                     Twelve Months Ended
                                                       Twelve Months Ended             Ten Months       The Last Day
                                                          December 31,                   Ended          of February,
Dollar amounts in millions,                  --------------------------------------   December 31,   -------------------
except per share data                          1998      1997     1996(1)   1995(1)     1996(1)        1996       1995
----------------------------------------     --------  --------  --------  --------   ------------   --------   --------
                                                                    (Unaudited)
                                                                 ------------------
Operating Results:
Sales                                         $ 831.9   $ 716.9   $ 649.3   $ 621.4      $ 526.7      $ 644.3    $ 588.4
Operating income from segments                  132.4     117.9     113.1     104.9         91.2        112.8      101.9
Income from continuing operations
  before extraordinary loss                      63.3      59.1      53.8      49.4         44.0         53.6       40.7
Net income                                       61.3      59.1      55.2      49.4         45.4         53.6       40.7
Earnings per share:
  Basic:
    Income from continuing operations
      before extraordinary loss                  1.69      1.57      1.40      1.30         1.14         1.41       1.08
    Net income                                   1.64      1.57      1.44      1.30         1.18         1.41       1.08
  Diluted:
    Income from continuing operations
      before extraordinary loss                  1.65      1.53      1.38      1.27         1.13         1.38       1.05
    Net income                                   1.60      1.53      1.41      1.27         1.16         1.38       1.05
----------------------------------------     --------  --------  --------  --------     --------     --------   --------
End of Period Financial Position:
Total assets                                  $ 668.8   $ 637.8   $ 533.8   $ 522.4      $ 533.8      $ 546.5    $ 520.8
Working capital                                 232.2     171.1     166.2     122.2        166.2        136.2      123.3
Property, plant and equipment-gross             392.8     376.8     301.9     293.8        301.9        295.5      279.9
Property, plant and equipment-net               182.9     188.5     131.7     136.7        131.7        135.5      134.4
Long-term debt                                  161.6     138.8      84.6      95.9         84.6         95.9       98.3
Total debt                                      162.3     140.3      85.8     108.7         85.8        107.6      106.0
Net debt to total capitalization (2)            22.0%     28.8%      5.9%     24.8%         5.9%        23.6%      16.8%
Stockholders' equity                            354.6     316.1     290.8     244.6        290.8        255.0      207.7
Current ratio                                3.4 to 1  2.3 to 1  2.4 to 1  1.9 to 1     2.4 to 1     1.9 to 1   1.7 to 1
----------------------------------------     --------  --------  --------  --------     --------     --------   --------
Other Data:
Property, plant and equipment additions(3)    $  21.7   $  78.5   $  21.3   $  19.8      $  18.7      $  19.3    $  14.7
Depreciation and amortization                    30.9      25.0      23.3      22.3         19.2         22.2       22.9
Interest expense, net of interest income         11.8       7.0       7.5       6.8          5.6          7.4        8.5
Stock price:                  Class A high      34.38     26.88     19.44     17.58        19.44        17.58      16.38
                              Class A low       18.94     18.81     12.69     12.25        14.13        12.25       9.38
Stock price:                  Class B high      32.25     27.00     18.94     17.58        18.94        17.58      16.29
                              Class B low       19.50     18.75     14.75     12.58        14.75        12.58       9.67
Per common share dividends:   Class A            .285      .261      .228      .198         .228         .198       .173
                              Class B            .268      .244      .212      .181         .212         .181       .156
Shares used in earnings per share
  computations (in millions):
    Basic                                        37.4      37.6      38.4      37.9         38.4         38.0       37.8
    Diluted                                      38.4      38.5      39.1      38.9         39.2         38.9       38.8
Employees (approximate)                         5,300     5,700     4,400     4,400        4,400        4,400      4,600
----------------------------------------     --------  --------  --------  --------     --------     --------   --------

(1) In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. Unaudited financial data for the twelve months ended December 31, 1996 and 1995 is also presented in the table above.
(2) Net debt is defined as total debt less cash, cash equivalents and unexpended industrial development revenue bond proceeds.
(3) Includes property, plant and equipment of acquired companies at date of purchase of $59.8 million in the twelve months ended December 31, 1997, and $0.6 million and $5.0 million in the twelve months ended the last day of February, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are to diluted earnings per share.

OPERATING RESULTS

TWELVE MONTHS ENDED DECEMBER 31, 1998 (AUDITED) COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997 (AUDITED)

Despite economic problems in some markets, the Company achieved record results in 1998. Sales in 1998 were $831.9 million compared to $716.9 million in 1997. Income before extraordinary loss was $63.3 million ($1.65 per share) in 1998 compared to $59.1 million ($1.53 per share) in 1997. Net income of $61.3 million ($1.60 per share) for 1998 reflects a net extraordinary loss of $2.0 million ($.05 per share) on the redemption of long-term debt. The higher sales and improved operating results in 1998 are primarily due to the full year contribution to the Sporting Equipment segment by Federal Cartridge Company ("Federal") which was acquired during the fourth quarter of 1997.

Selling, general and administrative expenses were 17% of sales in 1998 compared to 19% in 1997. Total selling, general and administrative expenses increased by $10.0 million in 1998 primarily due to Federal being included in operating results for the entire year. Higher interest expense in 1998 reflects higher debt levels during the current year, principally due to the Federal acquisition.

Total backlog was $61.3 million at December 31, 1998, compared to $117.9 million at December 31, 1997. The current year backlog is lower at each of the Company's operating segments with the largest decrease at the Industrial and Power Equipment segment, principally reflecting reduced demand for timber harvesting and industrial equipment. The Company expects that 1999 will be a challenging year as, for the near term, poor economic conditions in Southeast Asia and the Far East will likely continue to affect the Outdoor Products segment and low pulp prices and high mill inventories will impact the demand for the Industrial and Power Equipment segment's timber harvesting equipment. The Industrial and Power Equipment segment has implemented production and cost control measures to help mitigate the effect of the reduction in demand. In 1999, the Sporting Equipment segment should continue to benefit from the acquisition of Federal and related consolidation and cost reduction activities.

Sales and operating income for the Outdoor Products segment for 1998 were $315.4 million and $68.4 million, respectively, compared to $319.3 million and $67.1 million during 1997. The operating results for this segment reflect a decrease in sales and operating income of $10.0 million and $1.3 million, respectively, at the Company's Oregon Cutting Systems Division ("Oregon") and higher sales and operating income at Dixon Industries, Inc. ("Dixon"). Oregon's 1998 results reflect an approximate $11.5 million sales decrease in Southeast Asia and the Far East, primarily due to the economic problems in those areas, which has contributed to an approximate 4% reduction in the sales volume of cutting chain and chain saw guide bars, Oregon's principal products. Oregon has foreign manufacturing or distribution operations in Canada, Europe, Brazil, Japan and Russia. The Company estimates that foreign currency exchange rates in 1998, as compared to 1997, provided a favorable impact on operating income of approximately $1.5 million. During 1998, operating income from Brazil was $3.1 million compared to $2.6 million during 1997. Dixon's sales and operating income improved in 1998 compared to the prior year due to higher volume and more favorable weather conditions.

Sales and operating income for the Sporting Equipment segment were $286.7 million and $36.1 million, respectively, in 1998 compared to $158.5 million and $18.1 million in 1997. The significant improvement in sales and operating income reflect the sales and income added by Federal which was acquired during the fourth quarter of 1997. Total sales and operating income at other Sporting Equipment operations were flat in 1998 as compared to the prior year.

Sales and operating income for the Industrial and Power Equipment segment were down to $229.8 million and $27.9 million, respectively, in 1998 from $239.1 million and $32.7 million in 1997. The results for 1998 reflect reduced demand for timber harvesting equipment resulting principally from sharply lower pulp prices since mid-year and higher mill inventories, higher competitive discounts and higher warranty costs. The operating results for this segment's Gear Products, Inc. subsidiary ("Gear") improved slightly in 1998 compared to 1997.

TWELVE MONTHS ENDED DECEMBER 31, 1997 (AUDITED) COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. This discussion and analysis includes a discussion of 1997 compared to the twelve-month period ended December 31, 1996 ("1996").

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

Selling, general and administrative expenses were 19% of sales in 1997 compared to 20% in 1996. Total selling, general and administrative expenses increased by $4.6 million in 1997 principally due to the acquisitions of Federal and Frederick Manufacturing Company and Orbex, Inc. ("Frederick-Orbex"). See Note 4 of Notes to Consolidated Financial Statements. Other income was higher in 1997 as a result of gains on sales of securities.

Sales and operating income for the Outdoor Products segment for 1997 were $319.3 million and $67.1 million, respectively, compared to $292.7 million and $61.4 million during 1996. The operating results for this segment reflect an increase in sales and operating income of $25.7 million and $7.2 million, respectively, at Oregon and flat sales and lower operating income at Dixon. Oregon's results reflect a 7% increase in the sales volume of cutting chain and a 15% increase in the sales volume of chain saw guide bars, Oregon's two principal products, partially offset by lower average selling prices, due to a higher percentage of lower priced sales to original equipment manufacturers and unfavorable exchange rates. Additionally, the acquisition of Frederick-Orbex increased sales by 7.5% in 1997. Approximately 24% and 36% of Oregon's sales and operating costs and expenses, respectively, were transacted in foreign currencies in 1997. The Company estimates that unfavorable exchange rates in 1997, as compared to 1996, reduced operating income by approximately $2.0 million. During 1997, operating income from Brazil was $2.6 million compared to $0.3 million during 1996, principally as a result of improved economic conditions. Dixon's operating results in 1997 compared to the prior year reflect the effects of reduced volume and higher costs, partially offset by higher average selling prices.

Sales for the Sporting Equipment segment were $158.5 million in 1997 compared to $147.1 million in 1996. Operating income was $18.1 million during 1997, compared to $19.8 million during 1996. Sales reflected a higher volume of ammunition products sales and the contribution by Federal since acquisition in November 1997, partially offset by a lower volume of sales of sports optics. Operating income was lower in 1997 as lower sports optics sales offset the effect of higher ammunition products sales. Additionally, operating income for the prior year included the positive effect of reduced environmental cost estimates of $1.9 million resulting from the resolution of an environmental matter.

Sales and operating income for the Industrial and Power Equipment segment were $239.1 million and $32.7 million, respectively, in 1997 compared to $209.5 million and $31.9 million in 1996. The higher sales during 1997 are principally due to a higher volume of forestry equipment sold as a result of improved market conditions and higher average selling prices. Operating income increased by $0.8 million during 1997 as higher forestry equipment product and warranty costs offset much of the effect of the sales increase. The operating results for Gear continued to improve in 1997 as its sales and operating income increased by 8% and 15%, respectively, primarily due to higher volume.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had senior notes ("the senior notes") outstanding in the principal amount of $150.0 million which are due in 2005 and no amounts outstanding under its $150 million revolving credit agreement. At December 31, 1998, the Company's long-term debt to equity ratio was 0.5 to 1 compared to a ratio of 0.4 to 1 at December 31, 1997. See Note 3 of Notes to Consolidated Financial Statements for a description of the terms and conditions of the senior notes and the $150 million revolving credit agreement.

Working capital increased to $232.2 million at December 31, 1998, from $171.1 million at December 31, 1997, principally due to working capital provided by operations. Inventories decreased by $11.9 million, primarily due to production and inventory control efforts. Accounts payable decreased by $26.2 million since the prior year end, reflecting reduced purchasing associated with the production and inventory control efforts and the payment of an approximate $13.6 million post-closing adjustment for the purchase of Federal. The Company's operating cash flows for the year ended December 31, 1998 were $88.9 million compared to $80.3 million in 1997. Cash and cash equivalent balances were $45.1 million at December 31, 1998, compared to $4.8 million at December 31, 1997, as the Company's cash flows from operations exceeded cash expenditures for investing and financing activities. Acquisition expenditures and the purchase of treasury stock were lower in 1998.

Management believes that the Company will generate sufficient future taxable income to realize all deferred income tax assets.

The Company believes that its operating cash flows and $150 million revolving credit facility will provide both short-term and long-term liquidity.

The Company and its operations are subject to various environmental laws and regulations. See Note 7 of Notes to Consolidated Financial Statements for a description of certain environmental matters.

Management believes that the impact of domestic inflation on the Company has not been material in recent years as inflation rates have remained low.

MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. The Company manages its exposure to these market risks through its regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading purposes.

Interest Rate Risk:
The Company manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, the Company has, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and has entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 1998, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate long-term debt outstanding at December 31, 1998, by $5.3 million. A hypothetical 10% increase in the interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by less than $0.1 million in 1999.

Foreign Currency Exchange Risk:
Approximately 36% of Oregon's sales and 42% of its operating costs and expenses were transacted in foreign currencies in 1998. As a result, fluctuations in exchange rates impact the amount of Oregon's reported sales and operating income. Historically, the Company's principal exposures have been related to local currency operating costs and expenses in Canada and local currency sales in Europe (principally France and Germany). During the past three years, the Company has not used derivatives to manage any significant foreign currency exchange risk and, at December 31, 1998, no foreign currency exchange derivatives were outstanding.

Commodity Price Risk:
During 1998, the Company purchased approximately 10.9 million pounds of brass for use in its Sporting Equipment operations. The price risk of approximately 40% of these purchases was hedged through the use of copper and zinc futures contracts. In the near future, the Company expects to decrease its use of futures contracts to manage this price risk. An immediate hypothetical 10% decrease in the futures prices of copper and zinc contracts outstanding at December 31, 1998, would decrease their fair value by $0.3 million. In addition, a large quantity of other metals (principally lead) were purchased by Sporting Equipment operations in 1998. Derivatives were not used to manage this price risk.

IMPACT OF YEAR 2000 ISSUE

The Company has been evaluating its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on its assessment, the Company determined that it was necessary to modify or replace a portion of its information systems and other equipment. As of December 31, 1998, the Company is approximately 76% complete in the modification or replacement and testing of the critical software, hardware and equipment requiring remediation. The Company expects to be completed by June 1999.

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

The total estimated cost of the Year 2000 project, including system upgrades, is approximately $5.5 million and is being funded by operating cash flows. As of December 31, 1998, costs of $3.7 million had been incurred. Of the total cost of the project, approximately $2.9 million is attributable to new software and equipment, which will be capitalized. The remaining costs will be expensed as incurred.

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

The above statement in its entirety is designated a Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect on consolidated results of operations, financial position or cash flows upon adoption of SFAS No. 133, but does expect a small reduction in stockholders' equity.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" on page 14.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Shareholders, Blount International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 and the ten-month period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Atlanta, Georgia
January 28, 1999

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

The Company's independent auditors, PricewaterhouseCoopers LLP, audited the financial statements prepared by the Company. Their opinion on these statements appears herein.



JOHN M. PANETTIERE                          HAROLD E. LAYMAN
President and                               Executive Vice President
Chief Executive Officer                     Finance Operations and
                                            Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

                                          Twelve Months Ended        Ten Months
                                              December 31,             Ended
(Dollar amounts in millions,           --------------------------   December 31,
except per share data)                  1998      1997      1996        1996
-----------------------------------    ------    ------    ------   ------------
                                                        (Unaudited)
Sales                                  $831.9    $716.9    $649.3      $526.7
Cost of sales                           573.6     482.9     426.9       346.5
-----------------------------------    ------    ------    ------      ------
Gross profit                            258.3     234.0     222.4       180.2
Selling, general and administrative
expenses                                144.6     134.6     130.0       105.2
-----------------------------------    ------    ------    ------      ------
Income from operations                  113.7      99.4      92.4        75.0
Interest expense                        (14.3)     (9.5)     (9.9)       (7.9)
Interest income                           2.5       2.5       2.4         2.3
Other income, net                         0.3       1.3       0.5         0.2
-----------------------------------    ------    ------    ------      ------
Income before income taxes              102.2      93.7      85.4        69.6
Provision for income taxes               38.9      34.6      31.6        25.6
-----------------------------------    ------    ------    ------      ------
Income from continuing operations
before extraordinary loss                63.3      59.1      53.8        44.0
Discontinued operations -
  Income on disposal, net                                     1.4         1.4
Extraordinary loss on repurchase
of debt, net                             (2.0)
-----------------------------------    ------    ------    ------      ------
Net income                             $ 61.3    $ 59.1    $ 55.2      $ 45.4
-----------------------------------    ------    ------    ------      ------
Basic earnings per share:
  Continuing operations before
  extraordinary loss                   $ 1.69    $ 1.57    $ 1.40      $ 1.14
  Discontinued operations                                     .04         .04
  Extraordinary loss                     (.05)
-----------------------------------    ------    ------    ------      ------
  Net income                           $ 1.64    $ 1.57    $ 1.44      $ 1.18
-----------------------------------    ------    ------    ------      ------
Diluted earnings per share:
  Continuing operations before
  extraordinary loss                   $ 1.65    $ 1.53    $ 1.38      $ 1.13
  Discontinued operations                                     .03         .03
  Extraordinary loss                     (.05)
-----------------------------------    ------    ------    ------      ------
  Net income                           $ 1.60    $ 1.53    $ 1.41      $ 1.16
-----------------------------------    ------    ------    ------      ------
Cash dividends per share:
  Class A                              $ .285    $ .261    $ .228      $ .228
  Class B                                .268      .244      .212        .212
-----------------------------------    ------    ------    ------      ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                  December 31,
(Dollar amounts in millions, except per share data)              1998     1997
--------------------------------------------------------        ------   ------
Assets
--------------------------------------------------------        ------   ------
Current assets:
  Cash and cash equivalents                                     $ 45.1   $  4.8
  Accounts receivable, net of allowance for
  doubtful accounts of $3.9 and $3.7                             132.3    135.7
  Inventories                                                    121.0    132.9
  Deferred income taxes                                           22.0     22.0
  Other current assets                                             6.7      5.8
--------------------------------------------------------        ------   ------
    Total current assets                                         327.1    301.2
Property, plant and equipment, net of accumulated
depreciation of $209.9 and $188.3                                182.9    188.5
Cost in excess of net assets of acquired businesses, net         114.7    116.4
Other assets                                                      44.1     31.7
--------------------------------------------------------        ------   ------
Total Assets                                                    $668.8   $637.8
--------------------------------------------------------        ------   ------
Liabilities and Stockholders' Equity
--------------------------------------------------------        ------   ------
Current liabilities:
  Notes payable and current maturities of long-term debt        $  0.7   $  1.5
  Accounts payable                                                30.4     56.6
  Accrued expenses                                                63.8     72.0
--------------------------------------------------------        ------   ------
    Total current liabilities                                     94.9    130.1
Long-term debt, exclusive of current maturities                  161.6    138.8
Deferred income taxes, exclusive of current portion               13.0     15.2
Other liabilities                                                 44.7     37.6
--------------------------------------------------------        ------   ------
    Total liabilities                                            314.2    321.7
--------------------------------------------------------        ------   ------
Commitments and Contingent Liabilities
--------------------------------------------------------        ------   ------
Stockholders' equity:
Common stock: par value $.01 per share (see
Note 5 for voting rights by class);
  Class A: 27,428,105 and 27,277,969 shares issued                 0.3      0.3
  Class B, convertible: 11,479,471 and
    11,620,552 shares issued                                       0.1      0.1
Capital in excess of par value of stock                           38.7     37.7
Retained earnings                                                348.9    300.3
Accumulated other comprehensive income                             7.6      7.0
Less Class A treasury stock at cost, 1,852,302 and
1,453,180 shares                                                 (41.0)   (29.3)
--------------------------------------------------------        ------   ------
    Total stockholders' equity                                   354.6    316.1
--------------------------------------------------------        ------   ------
Total Liabilities and Stockholders' Equity                      $668.8   $637.8
--------------------------------------------------------        ------   ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries
                                                    Twelve Months Ended       Ten Months
                                                        December 31,            Ended
                                                  ------------------------   December 31,
(Dollar amounts in millions)                       1998     1997     1996        1996
--------------------------------------------      ------   ------   ------   ------------
                                                                 (Unaudited)
Cash flows from operating activities:
Net income                                        $ 61.3   $ 59.1   $ 55.2      $ 45.4
Adjustments to reconcile net income to net cash
provided by operating activities:
  Extraordinary loss                                 2.0
  Depreciation, amortization and other
  noncash charges                                   30.9     25.0     23.6        19.6
  Deferred income taxes                             (2.3)    (1.7)     2.1        (2.1)
  Gain on disposals of property, plant
  and equipment                                              (0.6)    (0.2)       (0.9)
  Changes in assets and liabilities, net
  of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable       3.4     20.4     (0.6)       34.0
    (Increase) decrease in inventories              13.3    (10.4)    13.2        11.4
    (Increase) decrease in other assets                       0.8      1.9        (1.8)
    Increase (decrease) in accounts payable        (12.8)     0.8     (6.7)      (15.5)
    Decrease in accrued expenses                    (7.3)   (15.5)    (4.3)       (6.8)
    Increase (decrease) in other liabilities         0.4      2.4      3.3        (0.1)
--------------------------------------------      ------   ------   ------      ------
  Net cash provided by operating activities         88.9     80.3     87.5        83.2
--------------------------------------------      ------   ------   ------      ------
Cash flows from investing activities:
Proceeds from sales of property, plant
and equipment                                        1.3      0.9      1.9         1.8
Purchases of property, plant and equipment         (21.1)   (17.8)   (21.2)      (18.7)
Acquisitions of businesses                         (17.4)  (132.5)
--------------------------------------------      ------   ------   ------      ------
  Net cash used in investing activities            (37.2)  (149.4)   (19.3)      (16.9)
--------------------------------------------      ------   ------   ------      ------
Cash flows from financing activities:
Net reduction in short-term borrowings              (0.4)             (2.7)       (1.6)
Issuance of long-term debt                         149.4     62.0
Reduction of long-term debt                       (137.5)   (14.9)   (13.9)      (13.9)
Decrease in restricted funds                         0.5      1.0      3.7         2.7
Dividends paid                                     (10.5)    (9.4)    (8.5)       (8.5)
Purchase of treasury stock                         (18.1)   (27.5)    (4.3)       (4.3)
Other                                                5.2      4.0      3.7         3.4
--------------------------------------------      ------   ------   ------      ------
  Net cash provided by (used in) financing
  activities                                       (11.4)    15.2    (22.0)      (22.2)
--------------------------------------------      ------   ------   ------      ------
Net increase (decrease) in cash and cash
equivalents                                         40.3    (53.9)    46.2        44.1
--------------------------------------------      ------   ------   ------      ------
Cash and cash equivalents at beginning of period     4.8     58.7     12.5        14.6
--------------------------------------------      ------   ------   ------      ------
Cash and cash equivalents at end of period        $ 45.1   $  4.8   $ 58.7      $ 58.7
--------------------------------------------      ------   ------   ------      ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Blount International, Inc. and Subsidiaries
                                                                                      Accumulated
                                                Common Stock     Capital                 Other
(Dollar amounts in millions,                  ----------------  In Excess  Retained  Comprehensive  Treasury
shares in thousands)                          Class A  Class B   of Par    Earnings      Income      Stock     Total
----------------------------------------      -------  -------  ---------  --------  -------------  --------  -------
Balance, February 29, 1996                     $ 0.1    $ 0.1     $31.3     $215.3       $ 8.2                 $255.0
Net income                                                                    45.4                               45.4
Other comprehensive income, net:
  Foreign currency translation adjustment                                                 (0.3)                  (0.3)
                                                                                                              -------
        Comprehensive income                                                                                     45.1
Dividends                                                                     (8.5)                              (8.5)
Conversion of Class B to Class A
  Common stock (35 shares)
Purchase of treasury stock
  (118 Class A shares)                                                                               $ (4.3)     (4.3)
Other (187 Class A shares) -
  principally stock options exercised                               3.5                                           3.5
----------------------------------------      -------  -------  ---------  --------  -------------  --------  -------
Balance, December 31, 1996                       0.1      0.1      34.8      252.2         7.9         (4.3)    290.8
Stock split (13,638 Class A
  shares, 728 shares to treasury,
  and 5,811 Class B shares)                      0.2               (0.2)
Net income                                                                    59.1                               59.1
Other comprehensive income, net:
  Foreign currency translation adjustment                                                 (0.9)                  (0.9)
                                                                                                              -------
        Comprehensive income                                                                                     58.2
Dividends                                                                     (9.6)                              (9.6)
Conversion of Class B to Class A
  Common stock (79 shares)
Purchase of treasury stock
  (673 Class A shares)                                                                                (27.5)    (27.5)
Other (229 Class A shares, 66 from
  treasury) - principally stock options
  exercised                                                         3.1       (1.4)                     2.5       4.2
----------------------------------------      -------  -------  ---------  --------  -------------  --------  -------
Balance, December 31, 1997                       0.3      0.1      37.7      300.3         7.0        (29.3)    316.1
Net income                                                                    61.3                               61.3
Other comprehensive income, net:
  Foreign currency translation adjustment                                                  0.5                    0.5
  Unrealized gains on securities, net of
    gains of $0.2 reclassified to net income                                               0.6                    0.6
  Minimum pension liability adjustment                                                    (0.5)                  (0.5)
                                                                                                              -------
        Comprehensive income                                                                                     61.9
Dividends                                                                    (10.5)                             (10.5)
Conversion of Class B to Class A
  Common stock (141 shares)
Purchase of treasury stock
  (705 Class A shares)                                                                                (18.0)    (18.0)
Other (315 Class A shares, 306 from
  treasury) - principally stock options
  exercised                                                         1.0       (2.2)                     6.3       5.1
----------------------------------------      -------  -------  ---------  --------  -------------  --------  -------
Balance, December 31, 1998                     $ 0.3    $ 0.1     $38.7     $348.9       $ 7.6      $ (41.0)   $354.6
----------------------------------------      -------  -------  ---------  --------  -------------  --------  -------

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

Change in fiscal year:
In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. Accordingly, the audited financial statements include the results for the twelve-month periods ended December 31, 1998 ("1998") and 1997 ("1997"), and the ten-month period ended December 31, 1996 ("transition period"). In addition to the basic audited financial statements and related notes, unaudited financial information for the twelve-month period ended December 31, 1996 has been presented to enhance comparability.

Reclassifications:
Certain amounts in 1997 and the transition period and notes to consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 15 years; furniture, fixtures and office equipment - 2 years to 10 years; and transportation equipment - 1 year to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $25.9 million, $21.1 million and $16.4 million in 1998, 1997 and the transition period.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three reporting periods ended December 31, 1998.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 10 to 40 years. Accumulated amortization was $28.9 million and $25.0 million as of December 31, 1998 and 1997. The excess cost is evaluated for impairment based on the historic and estimated future profitability and cash flows of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through retentions or deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments to pretax income were not material in 1998, 1997 and the transition period.

Derivative financial instruments:
The Company accounts for copper and zinc futures contracts in accordance with SFAS No. 80, "Accounting for Futures Contracts." These contracts (approximately
4.0 million pounds and 8.4 million pounds at December 31, 1998 and 1997, respectively) hedge a portion of the anticipated brass purchases the Company expects to carry out in the normal course of business. Any gain or loss on futures contracts accounted for as a hedge which are closed before the date of the anticipated transaction is deferred until completion of the transaction. Deferred gains or losses are amortized over the transaction period.

An interest rate contract accounted for as an interest rate hedge of an expected debt issue was extinguished upon the issuance of 7% senior notes in the principal amount of $150 million (see Note 3) in June 1998. The cost to extinguish the interest rate contract is being amortized as an adjustment to interest expense over the life of the senior notes.

Deferred gains and losses on derivative financial instruments are generally classified as other assets or other liabilities in the consolidated balance sheets.

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Advertising:
Advertising costs are generally expensed as incurred. Advertising costs were $13.5 million, $14.6 million and $10.1 million for 1998, 1997 and the transition period.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $7.4 million, $8.0 million and $6.0 million for 1998, 1997 and the transition period.

Accounting standards:
Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Prior periods have been reclassified to reflect the adoption of this standard. The adoption of SFAS No. 130 has no material impact on the Company's results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded from net income. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments, unrealized gains or losses on investments and minimum pension liability adjustments.

As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These standards have no material effect on the Company's results of operations, financial position or cash flows.

SFAS No. 131 establishes new standards for reporting operating segments and disclosing information about products and services and geographic areas. The Company's reportable segments are unchanged from the prior year. See Note 9.

SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. See
Note 6.

NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations before extraordinary loss is as follows:

                                              Twelve Months Ended    Ten Months
                                                  December 31,         Ended
                                              -------------------   December 31,
(Dollar amounts in millions)                     1998     1997         1996
------------------------------------------      ------   ------     ------------
Current provision:
   Federal                                      $ 33.3   $ 28.6       $ 24.5
   State                                           4.3      3.8          0.8
   Foreign                                         4.2      3.9          2.4
Deferred provision (benefit):
   Federal                                        (2.4)    (1.5)        (3.6)
   State                                          (0.1)     0.1          0.4
   Foreign                                        (0.4)    (0.3)         1.1
------------------------------------------      ------   ------       ------
                                                $ 38.9   $ 34.6       $ 25.6
------------------------------------------      ------   ------       ------


A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before extraordinary loss and income taxes is as follows:

                                              Twelve Months Ended    Ten Months
                                                  December 31,         Ended
                                              -------------------   December 31,
(Dollar amounts in millions)                     1998     1997         1996
------------------------------------------      ------   ------     ------------
Income before income taxes:
   Domestic                                     $ 91.5   $ 83.8       $ 61.1
   Foreign                                        10.7      9.9          8.5
------------------------------------------      ------   ------       ------
                                                $102.2   $ 93.7       $ 69.6
------------------------------------------      ------   ------       ------
                                                     %        %            %
Statutory tax rate                                35.0     35.0         35.0
Impact of earnings of foreign operations                   (0.7)         0.7
State income taxes, net of federal tax benefit     2.6      2.2          1.5
Permanent differences between book
bases and tax bases                                1.2      1.6          1.5
Other items, net                                  (0.7)    (1.2)        (1.9)
------------------------------------------      ------   ------       ------
Effective income tax rate                         38.1     36.9         36.8
------------------------------------------      ------   ------       ------


All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 1998 and 1997, deferred income tax assets were $35.7 million and $35.6 million and deferred income tax liabilities were $26.7 million and $28.8 million. Deferred income tax assets (liabilities) applicable to temporary differences at December 31, 1998 and 1997 are as follows:

(Dollar amounts in millions)                                    1998      1997
--------------------------------------------------             ------    ------
Property, plant and equipment basis differences                $(17.8)   $(18.3)
Employee benefits                                                19.1      16.8
Other accrued expenses                                           15.0      16.1
Other - net                                                      (7.3)     (7.8)
--------------------------------------------------             ------    ------
                                                               $  9.0    $  6.8
--------------------------------------------------             ------    ------


Deferred income taxes of approximately $3.9 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $45.9 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1993 fiscal year with no material adverse effect. The periods from fiscal 1994 through 1998 are still open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 1998 and 1997 consists of the following:

(Dollar amounts in millions)                                    1998      1997
--------------------------------------------------             ------    ------
Senior notes (net of discount)                                 $148.6
9% subordinated notes                                                    $ 68.8
Revolving credit agreement                                                 54.0
Industrial development revenue bonds payable,
maturing between 1999 and 2013, interest at varying
rates (principally 4.2% at December 31, 1998)                    13.1      15.7
Other long-term debt, interest at 8.8%                            0.4       0.5
Lease purchase obligations, interest at varying
rates, payable in installments to 2000                            0.2       0.9
--------------------------------------------------             ------    ------
                                                                162.3     139.9
Less current maturities                                          (0.7)     (1.1)
--------------------------------------------------             ------    ------
                                                               $161.6    $138.8
--------------------------------------------------             ------    ------

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                 Capital Leases
                                              ---------------------     Total
(Dollar amounts in millions)        Debt      Principal    Interest    Payments
-------------------------------    ------     ---------    --------    --------
1999                               $  0.5       $ 0.2       $ 0.0       $  0.7
2000                                  0.4                                  0.4
2001                                  0.4                                  0.4
2002                                  0.5                                  0.5
2003                                  0.0                                  0.0
2004 and beyond                     160.3                                160.3
-------------------------------    ------       -----       -----       ------
                                   $162.1       $ 0.2       $ 0.0       $162.3
-------------------------------    ------       -----       -----       ------


In June 1998, Blount, Inc., a wholly-owned subsidiary of Blount International, Inc., issued senior notes ("the senior notes") with a stated interest rate of 7% in the principal amount of $150 million maturing on June 15, 2005. The senior notes are fully and unconditionally guaranteed by Blount International, Inc. Approximately $8.3 million, reflecting the price discount and the cost to extinguish an interest rate contract accounted for as a hedge of future interest on the debt, is being amortized to expense over the life of the senior notes. The senior notes are redeemable at a premium, in whole or in part, at the option of the Company at any time. The debt indenture contains restrictions on secured debt, sale and lease-back transactions, and the consolidation, merger and sale of assets.

In July 1998, the Company redeemed all its 9% subordinated notes in the amount of $68.8 million. The extraordinary loss on redemption was $2.0 million, net of income taxes of $1.2 million.

At December 31, 1998, no amount was outstanding under the Company's $150 million revolving credit agreement with a group of five banks. The $150 million agreement expires April 2002 and provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of cash flow to debt as defined in the agreement. The agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, consolidations, mergers and sales of assets, and requires the Company to maintain certain leverage and fixed charge coverage ratios.

Proceeds from industrial development revenue bonds issued in fiscal 1995 are held in trust and released as qualified capital expenditures are made. As of December 31, 1998 and 1997, $3.5 million and $3.9 million were held in trust and are included in "Other assets" in the Company's consolidated balance sheets.

As of December 31, 1997, the weighted average interest rate on outstanding short-term borrowings (principally foreign) was 9.7%. No short-term borrowings were outstanding at December 31, 1998.

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

In September 1998, the Company purchased certain operating assets of the Redfield line for approximately $3 million. The fair value of the assets acquired approximated the purchase price.

On November 4, 1997, the Company acquired Federal Cartridge Company ("Federal"), formerly Federal-Hoffman, Inc. The purchase price was approximately $129 million including a post-closing adjustment and acquisition expenses. Federal manufactures shotshell, centerfire and rimfire cartridges, ammunition components and clay targets. The following summarized unaudited pro forma financial information for the twelve months ended December 31, 1997 and 1996 assumes the acquisition had occurred on January 1 of each year:

Pro forma information
(Dollar amounts in millions, except per share data)             1997      1996
---------------------------------------------------            ------    ------
Sales                                                          $842.2    $779.2
Income from continuing operations                                65.1      50.7
Earnings per share from continuing operations:
  Basic                                                          1.73      1.32
  Diluted                                                        1.69      1.30
---------------------------------------------------            ------    ------

The pro forma results do not necessarily represent the results which would have occurred if the acquisition had taken place on the basis assumed nor are they indicative of the results of future operations.

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation ("Frederick") and Orbex, Inc. ("Orbex") for approximately $19 million and paid existing debt of the acquired companies in the amount of $5.8 million. Orbex was subsequently merged into Frederick. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. The combined sales and pretax income of the acquired companies for their most recent year prior to the acquisition was $19.8 million and $2.5 million, respectively.

In the transition period, income of $1.4 million, net of income taxes of $0.9 million, was recognized for disposal of the discontinued construction segment, primarily due to favorable claim settlements and improved international job profits.


NOTE 5:
CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The Company has authorized 60 million shares of Class A Common Stock, 14 million shares of Class B Common Stock and 4,456,855 shares of Preferred Stock. As of December 31, 1998, no Preferred Stock was outstanding. The Class A Common Stock is entitled to elect 25% of the Company's Board of Directors, is entitled to one-tenth of one vote per share on all other matters and will receive an additional dividend of $.00415 in any quarter that a cash dividend is declared on the Class B Common Stock. The Class B Common Stock is entitled to elect 75% of the Company's Board of Directors and is entitled to one vote per share on all other matters. Each share of Class B Common Stock is convertible at any time at the option of the stockholder into one share of Class A Common Stock.

The number of shares used in the denominators of the basic and diluted earnings per share computations were as follows (in thousands):

                                              Twelve Months Ended    Ten Months
                                                  December 31,         Ended
                                              -------------------   December 31,
                                                 1998     1997         1996
---------------------------------------         ------   ------     ------------
Shares for basic earnings per share
  computation - weighted average
  common shares outstanding                     37,372   37,632       38,418
Dilutive effect of stock options                 1,022      916          737
---------------------------------------         ------   ------       ------
Shares for diluted earnings per
  share computation                             38,394   38,548       39,155
---------------------------------------         ------   ------       ------

No adjustment was required to reported income amounts for inclusion in the numerators of the earnings per share computations.

The Company has granted options to purchase its Class A Common Stock to certain officers and key employees under four fixed stock option plans. Under these plans, options may be granted up to 6,750,000 shares. Each plan provides for the granting of options with an option price per share not less than the fair market value of one share of Class A Common Stock on the date of grant. The options granted are exercisable for a period of up to ten years under each plan and vest in installments over periods determined by the Compensation and Management Development Committee of the Board of Directors. As of December 31, 1998 and 1997, there were options for 815,020 shares and 99,422 shares available for grant under the plans.

A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the periods ending on those dates is presented below:

                                           Twelve Months
                                         Ended December 31,                        Ten Months
                         ------------------------------------------------      Ended December 31,
                                  1998                      1997                     1996
                         ----------------------    ----------------------    ----------------------
                                      Weighted-                 Weighted-                 Weighted-
                                       Average                   Average                   Average
                           Shares     Exercise       Shares     Exercise       Shares     Exercise
                         (in 000's)     Price      (in 000's)     Price      (in 000's)     Price
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
beginning of period           3,466      $14.79         2,918      $11.88         2,162      $ 9.05
   Granted                      598       25.15         1,035       19.98         1,171       15.48
   Exercised                   (306)      13.69          (444)       7.87          (365)       6.78
   Forfeited                   (114)      21.45           (43)      13.75           (50)      10.78
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
end of period                 3,644      $16.38         3,466      $14.79         2,918      $11.88
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Options exercisable
at end of period              1,948                     1,385                       849
--------------------     ----------                ----------                ----------

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                          Options Outstanding                 Options Exercisable
                               ------------------------------------------    ----------------------
                                                Weighted-       Weighted-                 Weighted-
                                                 Average         Average                   Average
                                 Shares         Remaining       Exercise       Shares     Exercise
Range of Exercise Prices       (in 000's)    Contractual Life     Price      (in 000's)     Price
------------------------       ----------    ----------------   ---------    ----------   ---------
   $2.54 to $4.56                  175              4.0 years      $ 3.43         95         $ 4.02
   $9.35 to $12.78                 633              5.1 years        9.50        585           9.51
   $14.33 to $20.72              2,249              7.4 years       17.02      1,257          16.31
   $23.64 to $31.28                587              9.1 years       25.19         11          25.44
------------------------       ----------    ----------------   ---------    ----------   ---------
Total                            3,644              7.1 years      $16.38      1,948         $13.72
------------------------       ----------    ----------------   ---------    ----------   ---------

The Company applies APB Opinion 25 and related interpretations in accounting for fixed stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the estimated fair value at the grant dates for awards under the Company's plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                              Twelve Months Ended    Ten Months
                                                  December 31,         Ended
(Dollar amounts in millions,                  -------------------   December 31,
except per share data)                           1998     1997         1996
------------------------------------            ------   ------     ------------
Net income:
   As reported                                  $ 61.3   $ 59.1       $ 45.4
   Pro forma                                      58.1     56.7         44.5
Earnings per share:
   As reported:
     Basic                                        1.64     1.57         1.18
     Diluted                                      1.60     1.53         1.16
   Pro forma:
     Basic                                        1.55     1.51         1.16
     Diluted                                      1.51     1.48         1.14
------------------------------------            ------   ------       ------

For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

                                              Twelve Months Ended    Ten Months
                                                  December 31,         Ended
                                              -------------------   December 31,
                                                 1998     1997         1996
------------------------------------            ------   ------     ------------
Estimated lives of plan options                6 years  6 years       6 years
Risk-free interest rates                          5.5%     6.2%          6.2%
Expected volatility                              23.0%    23.0%         24.0%
Dividend yield                                    1.5%     1.5%          1.5%
------------------------------------           -------  -------        -------

The weighted average estimated fair value of options granted during 1998, 1997 and the transition period was $7.34, $6.15 and $4.87, respectively.

NOTE 6:
PENSION AND POSTRETIREMENT BENEFIT PLANS

The changes in the benefit obligations, changes in plan assets, and funded status of the Company's defined benefit pension plans and other postretirement medical and life benefit plans for the periods ended December 31, 1998 and 1997 were as follows:

                                                                            Other
                                                       Pension         Postretirement
                                                       Benefits            Benefits
FUNDED PLANS                                       ----------------    ----------------
(Dollar amounts in millions)                        1998      1997      1998      1997
----------------------------------------           ------    ------    ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period         $(107.9)  $ (76.4)   $ (2.1)   $ (2.2)
Service cost                                         (6.2)     (4.6)
Interest cost                                        (8.4)     (6.2)     (0.2)     (0.2)
Plan participants' contributions                                         (0.2)     (0.2)
Actuarial losses                                     (6.8)     (2.7)     (0.4)     (0.1)
Benefits and plan expenses paid                       2.9       2.6       0.5       0.6
Acquisition                                                   (20.6)
----------------------------------------          -------   -------    ------    ------
Benefit obligation at end of period                (126.4)   (107.9)     (2.4)     (2.1)
----------------------------------------          -------   -------    ------    ------

Change in Plan Assets:
Fair value of plan assets at beginning of period    114.1      82.0       2.1       2.1
Actual return on plan assets                         10.5      14.1       0.1       0.4
Company contributions
Plan participants' contributions                                          0.2       0.2
Benefits and plan expenses paid                      (2.9)     (2.6)     (0.5)     (0.6)
Acquisition                                                    20.6
----------------------------------------          -------   -------    ------    ------
Fair value of plan assets at end of period          121.7     114.1       1.9       2.1
----------------------------------------          -------   -------    ------    ------
Funded status                                        (4.7)      6.2      (0.5)      0.0
Unrecognized actuarial losses                         7.3       1.4       0.5
Unrecognized transition asset                        (0.6)     (0.8)
Unrecognized prior service cost                      (0.2)     (0.2)
----------------------------------------          -------   -------    ------    ------
Net amount recognized                             $   1.8   $   6.6    $  0.0    $  0.0
----------------------------------------          -------   -------    ------    ------

Net amount recognized:
Prepaid benefits                                  $   3.3   $   6.8
Accrued benefits                                     (1.5)     (0.2)
----------------------------------------          -------   -------    ------    ------
                                                  $   1.8   $   6.6    $  0.0    $  0.0
----------------------------------------          -------   -------    ------    ------

                                                                            Other
                                                       Pension         Postretirement
                                                       Benefits            Benefits
OTHER PLANS                                        ----------------    ----------------
(Dollar amounts in millions)                        1998      1997      1998      1997
----------------------------------------           ------    ------    ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period          $ (6.3)   $ (5.4)   $(16.8)   $(13.5)
Service cost                                         (0.5)     (0.3)     (0.4)     (0.3)
Interest cost                                        (0.6)     (0.5)     (1.2)     (1.0)
Plan participants' contributions                                         (0.4)     (0.2)
Actuarial gains (losses)                             (0.4)     (0.4)      0.3       0.6
Benefits and plan expenses paid                       0.3       0.3       1.1       0.7
Acquisition                                                                        (3.1)
Plan amendments                                      (6.3)
----------------------------------------           ------    ------    ------    ------
Benefit obligation at end of period                 (13.8)     (6.3)    (17.4)    (16.8)
Unrecognized actuarial (gains) losses                 1.2       1.0      (0.9)     (0.5)
Unrecognized transition obligation                    0.1       0.2
Unrecognized prior service cost                       6.2       0.3       0.1
----------------------------------------           ------    ------    ------    ------
Net amount recognized                              $ (6.3)   $ (4.8)   $(18.2)   $(17.3)
----------------------------------------           ------    ------    ------    ------

Net amount recognized:
Accrued benefits                                   $(13.4)   $ (4.8)   $(18.2)   $(17.3)
Intangible asset                                      6.3
Accumulated other comprehensive income                0.8
----------------------------------------           ------    ------    ------    ------
                                                   $ (6.3)   $ (4.8)   $(18.2)   $(17.3)
----------------------------------------           ------    ------    ------    ------

The Company acquired Federal in November 1997, including the pension and postretirement benefit plans for its active employees.

The accumulated pension benefit obligation of supplemental non-qualified defined benefit pension plans was $13.4 million and $4.9 million at December 31, 1998 and 1997, respectively. A Rabbi Trust, whose assets are not included in the table above has been established to fund part of these non-qualified benefits.

The components of net periodic benefit cost and the weighted average assumptions used in accounting for pension and other postretirement benefits follow:

                                                   Pension Benefits                Other Postretirement Benefits
                                           ---------------------------------     ---------------------------------
                                           Twelve Months Ended   Ten Months      Twelve Months Ended   Ten Months
                                               December 31,        Ended             December 31,        Ended
                                           -------------------  December 31,     -------------------  December 31,
(Dollar amounts in millions)                 1998       1997       1996            1998       1997       1996
----------------------------------         --------   --------  ------------     --------   --------  ------------
Components of net periodic benefit cost:
Service cost                                $  6.7     $  4.9      $  3.7         $  0.4     $  0.3      $  0.3
Interest cost                                  9.0        6.7         5.5            1.4        1.2         0.9
Expected return on plan assets                (9.7)      (7.3)       (6.0)          (0.2)      (0.2)       (0.1)
Amortization of actuarial (gains) losses       0.1        0.1         0.1           (0.1)       0.1
Amortization of transition asset              (0.1)      (0.1)       (0.1)
Amortization of prior service cost             0.4        0.8         1.1
                                            ------     ------      ------         ------     ------      ------
                                            $  6.4     $  5.1      $  4.3         $  1.5     $  1.4      $  1.1
                                            ------     ------      ------         ------     ------      ------
Weighted average assumptions:
Discount rate                                 7.0%       7.4%        7.6%           7.0%       7.5%        7.5%
Expected return on plan assets                8.9%       8.7%        8.7%           9.0%       8.8%        8.8%
Rate of compensation increase                 3.8%       4.0%        4.2%
----------------------------------          ------     ------      ------         ------     ------      ------

A 7% annual rate of increase in the cost of health care benefits was assumed for 1998; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years, and then decrease to the ultimate trend rate of 3%. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollar amounts in millions)                          1% Increase   1% Decrease
------------------------------------------------      -----------   -----------
Effect on service and interest cost components           $ 0.1         $ 0.1
Effect on other postretirement benefit obligations         0.9           0.8
------------------------------------------------      -----------   -----------


The Company sponsors a defined contribution 401(k) plan and matches a portion of employee contributions. The expense was $4.9 million, $3.6 million and $2.4 million in 1998, 1997 and the transition period.


NOTE 7:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in 1 to 7 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are as follows (in millions): 1999-- $3.4; 2000--$2.1; 2001--$1.6; 2002--$0.9; 2003--$0.7; and 2004 and beyond--$0.6.
Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $4.6 million, $4.9 million and $5.0 million for 1998, 1997 and the transition period, respectively.

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

NOTE 8:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 9). At December 31, 1998, approximately 78% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, and chain saw and other original equipment manufacturers, and are normally not collateralized.

The estimated fair values of certain financial instruments at December 31, 1998 and 1997 are as follows:

                                             1998                  1997
                                     --------------------  --------------------
                                     Carrying     Fair     Carrying     Fair
(Dollar amounts in millions)          Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments        $  45.1    $  45.1    $   4.8    $   4.8
Futures contracts (see Note 1)             0.0       (0.1)       0.0       (0.9)
Other assets (restricted trust
  funds and notes receivable)             17.3       17.1       14.7       16.1
Notes payable and long-term debt
  (see Note 3)                          (162.3)    (163.7)    (140.3)    (143.2)
Interest rate lock contract
  (see Note 1)                                                   0.0       (1.4)
----------------------------------     -------    -------    -------    -------


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


NOTE 9:
SEGMENT INFORMATION

The Company identifies operating segments based on management responsibility. The Company has three reportable segments: Outdoor Products, Sporting Equipment, and Industrial and Power Equipment. Outdoor Products produces or markets chain saw components (chain, bars and sprockets), lawn mowers and related products, and other outdoor care products. Sporting Equipment produces or markets small arms ammunition, sports optical products, reloading equipment and other shooting sports accessories. Industrial and Power Equipment produces timber harvesting and industrial loading equipment and power transmission and gear components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant.

Information on Segments:

                                          Twelve Months Ended        Ten Months
                                              December 31,             Ended
                                       --------------------------   December 31,
(Dollar amounts in millions)            1998      1997      1996       1996
---------------------------------      ------    ------    ------   ------------
                                                        (Unaudited)
Sales:
   Outdoor products                    $315.4    $319.3    $292.7     $239.3
   Sporting equipment                   286.7     158.5     147.1      121.7
   Industrial and power equipment       229.8     239.1     209.5      165.7
---------------------------------      ------    ------    ------     ------
                                       $831.9    $716.9    $649.3     $526.7
---------------------------------      ------    ------    ------     ------
Operating income:
   Outdoor products                    $ 68.4    $ 67.1    $ 61.4     $ 50.7
   Sporting equipment                    36.1      18.1      19.8       16.5
   Industrial and power equipment        27.9      32.7      31.9       24.0
---------------------------------      ------    ------    ------     ------
   Operating income from segments       132.4     117.9     113.1       91.2
Corporate office expenses               (18.7)    (18.5)    (20.7)     (16.2)
---------------------------------      ------    ------    ------     ------
Income from operations                  113.7      99.4      92.4       75.0
Interest expense                        (14.3)     (9.5)     (9.9)      (7.9)
Interest income                           2.5       2.5       2.4        2.3
Other income, net                         0.3       1.3       0.5        0.2
---------------------------------      ------    ------    ------     ------
Income before income taxes             $102.2    $ 93.7    $ 85.4     $ 69.6
---------------------------------      ------    ------    ------     ------


Identifiable assets:
   Outdoor products                    $209.1    $221.9    $196.2     $196.2
   Sporting equipment                   226.8     236.6     107.7      107.7
   Industrial and power equipment       107.1     102.7     102.6      102.6
   Corporate office                     125.8      76.6     127.3      127.3
---------------------------------      ------    ------    ------     ------
                                       $668.8    $637.8    $533.8     $533.8
---------------------------------      ------    ------    ------     ------
Depreciation and amortization:
   Outdoor products                    $ 13.6    $ 13.4    $ 12.8     $ 10.6
   Sporting equipment                    10.7       5.7       4.8        4.0
   Industrial and power equipment         4.2       4.1       3.9        3.2
   Corporate office                       2.4       1.8       1.8        1.4
---------------------------------      ------    ------    ------     ------
                                       $ 30.9    $ 25.0    $ 23.3     $ 19.2
---------------------------------      ------    ------    ------     ------
Capital expenditures:
   Outdoor products                    $  7.9    $ 13.5    $ 11.4     $ 10.2
   Sporting equipment                     6.9      60.5       3.3        2.5
   Industrial and power equipment         6.7       4.2       6.0        5.6
   Corporate office                       0.2       0.3       0.6        0.4
---------------------------------      ------    ------    ------     ------
                                       $ 21.7    $ 78.5    $ 21.3     $ 18.7
---------------------------------      ------    ------    ------     ------

Information on Sales By Significant Product Groups:

                                           Twelve Months Ended       Ten Months
                                               December 31,            Ended
                                        --------------------------  December 31,
(Dollar amounts in millions)             1998      1997      1996      1996
---------------------------------       ------    ------    ------  ------------
                                                         (Unaudited)

Chain saw components                    $199.7    $211.1    $201.1    $167.0
Ammunition and related products          212.0      87.9      64.9      52.9
Timber harvesting and loading equipment  199.8     210.5     183.3     143.5
Lawn mowers and related products          75.7      66.2      45.6      34.9
Sports optical products                   41.3      36.6      43.2      34.2
All others, less than 5% each            103.4     104.6     111.2      94.2
---------------------------------       ------    ------    ------    ------
                                        $831.9    $716.9    $649.3    $526.7
---------------------------------       ======    ======    ======    ======


Information on Geographic Areas:
                                          Twelve Months Ended        Ten Months
                                              December 31,             Ended
                                       --------------------------   December 31,
(Dollar amounts in millions)            1998      1997      1996       1996
---------------------------------      ------    ------    ------   ------------
                                                        (Unaudited)
Sales:
  United States                        $623.4    $495.1    $446.6     $360.0
  Canada                                 32.4      36.5      30.8       25.0
  Germany                                24.0      24.5      25.0       19.9
  All others, less than 3% each         152.1     160.8     146.9      121.8
---------------------------------      ------    ------    ------     ------
                                       $831.9    $716.9    $649.3     $526.7
---------------------------------      ------    ------    ------     ------

Long-Lived Assets:
  United States                        $156.1    $159.6    $103.3     $103.3
  Canada                                 20.1      22.3      21.4       21.4
  Brazil                                  3.7       3.6       3.8        3.8
  All others, less than 3% each           3.0       3.0       3.2        3.2
---------------------------------      ------    ------    ------     ------
                                       $182.9    $188.5    $131.7     $131.7
---------------------------------      ------    ------    ------     ------

The geographic sales information is by country of destination. Long-lived assets exclude the cost in excess of net assets of acquired businesses. No customer accounted for more than 10% of consolidated sales in 1998, 1997 or the transition period. In 1998, approximately 16% of sales by Outdoor Products were to one customer, 20% of Sporting Equipment sales were to one customer, and 27% of Industrial and Power Equipment sales were to two customers. While the Company expects these business relationships to continue, the loss of any of these customers could affect the operations of the segments. Each of the Company's segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

NOTE 10:
SUMMARIZED FINANCIAL INFORMATION

Blount, Inc. is a wholly-owned subsidiary of Blount International, Inc. and is the issuer of the 7% senior notes described in Note 3. Summarized financial information for Blount, Inc. is as follows:


                                                              December 31,
(Dollar amounts in millions)                              1998           1997
------------------------------------------------       ----------     ----------
Current assets                                          $ 351.3        $ 301.2
Noncurrent assets                                         341.8          336.6
------------------------------------------------        -------        -------
  Total assets                                          $ 693.1        $ 637.8
------------------------------------------------        =======        =======

Current liabilities                                     $  92.4        $ 128.3
Noncurrent liabilities                                    219.2          191.6
Stockholder's equity                                      381.5          317.9
------------------------------------------------        -------        -------
  Total liabilities and stockholder's equity            $ 693.1        $ 637.8
------------------------------------------------        =======        =======


                                              Twelve Months Ended    Ten Months
                                                  December 31,         Ended
                                              -------------------   December 31,
                                                 1998     1997         1996
------------------------------------            ------   ------     ------------
Sales                                           $831.9   $716.9       $526.7
Gross profit                                     258.3    234.0        180.2
Income from continuing operations
  before extraordinary loss                       64.3     60.0         44.8
Net income                                        62.3     60.0         46.2
------------------------------------            ------   ------       ------

NOTE 11:
OTHER INFORMATION

At December 31, 1998 and 1997, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                              1998           1997
-----------------------------------------------        ---------      ---------
Accounts receivable:
   Trade accounts                                       $ 132.9        $ 131.5
   Other                                                    3.3            7.9
   Allowance for doubtful accounts                         (3.9)          (3.7)
-----------------------------------------------         -------        -------
                                                        $ 132.3        $ 135.7
-----------------------------------------------         -------        -------
Inventories:
   Finished goods                                       $  73.6        $  79.0
   Work in process                                         19.3           20.9
   Raw materials and supplies                              28.1           33.0
-----------------------------------------------         -------        -------
                                                        $ 121.0        $ 132.9
-----------------------------------------------         -------        -------
Property, plant and equipment:
   Land                                                 $  12.6        $  13.1
   Buildings and improvements                             107.1          106.1
   Machinery and equipment                                219.8          204.8
   Furniture, fixtures and office equipment                26.0           25.6
   Transportation equipment                                16.7           16.6
   Construction in progress                                10.6           10.6
   Accumulated depreciation                              (209.9)        (188.3)
-----------------------------------------------         --------       -------
                                                        $ 182.9        $ 188.5
-----------------------------------------------         --------       -------
Accrued expenses:
   Salaries, wages and related withholdings             $  23.6        $  25.8
   Employee benefits                                        8.6            7.5
   Casualty insurance costs                                 9.5            9.5
   Income taxes payable                                     0.5            1.3
   Other                                                   21.6           27.9
-----------------------------------------------         --------       -------
                                                        $  63.8        $  72.0
-----------------------------------------------         --------       -------
Other liabilities:
   Employee benefits                                    $  41.3        $  31.9
   Casualty insurance costs                                 1.5            1.7
   Other                                                    1.9            4.0
-----------------------------------------------         --------       -------
                                                        $  44.7        $  37.6
-----------------------------------------------         --------       -------


At December 31, 1998, the Company's manufacturing operation in Canada had net assets of $19.6 million which were subject to withdrawal restrictions resulting from a financing agreement expiring in 1999. The majority of this amount was invested in property, plant and equipment.

Supplemental cash flow information is as follows:

                                              Twelve Months Ended    Ten Months
                                                  December 31,         Ended
                                              -------------------   December 31,
(Dollar amounts in millions)                     1998     1997         1996
------------------------------------            ------   ------     ------------
Interest paid                                   $ 20.9   $ 10.4       $  9.1
Income taxes paid                                 39.3     38.4         16.9
Noncash investing and financing activities:
Capital lease obligations
  incurred (terminated)                                     0.8         (6.4)
Fair value of assets acquired                             175.3
Cash paid                                                (132.5)
Liabilities assumed and incurred                           42.8
------------------------------------            ------   ------       ------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 1998 and 1997.

(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 1998  June 30, 1998  September 30, 1998  December 31, 1998    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
1998

Sales                     $199.7         $205.1            $226.6              $200.5        $831.9
Gross profit                60.5           63.1              70.7                64.0         258.3
Income before
  extraordinary loss        13.7           13.8              19.2                16.6          63.3
Net income                  13.7           13.8              17.2                16.6          61.3
Earnings per share:
  Basic:
    Income before
      extraordinary loss     .37            .36               .51                 .45          1.69
    Net income               .37            .36               .46                 .45          1.64
  Diluted:
    Income before
      extraordinary loss     .36            .35               .50                 .44          1.65
    Net income               .36            .35               .45                 .44          1.60

The third quarter includes a net extraordinary loss of $2.0 million ($.05 per share) on the redemption of long-term debt.


(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended            Ended               Ended
per share data)       March 31, 1997  June 30, 1997  September 30, 1997  December 31, 1997    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
1997

Sales                     $170.1         $160.5            $182.1              $204.2        $716.9
Gross profit                56.3           51.8              58.9                67.0         234.0
Net income                  13.6           11.4              15.8                18.3          59.1
Earnings per share:
  Basic                      .36            .30               .42                 .49          1.57
  Diluted                    .35            .30               .41                 .47          1.53

The fourth quarter includes the results of Federal, acquired on November 4, 1997 (see Note 4 of Notes to Consolidated Financial Statements). Federal's sales were $14.5 million in the fourth quarter since acquisition.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the "Election of Directors," "Executive Officers," and "Filing Disclosure" sections of the proxy statement for the April 19, 1999, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change in Control Arrangements" sections of the proxy statement for the April 19, 1999, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the April 19, 1999, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Indebtedness of Management" and "Certain Transactions and Other Matters" sections of the proxy statement for the April 19, 1999, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   16

     Consolidated Statements of Income for the years
     ended December 31, 1998 and 1997 and the ten-month
     period ended December 31, 1996                                      18

     Consolidated Balance Sheets as of
     December 31, 1998 and 1997                                          19

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1998 and 1997 and the ten-month
     period ended December 31, 1996                                      20

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1998 and 1997 and the
     ten-month period ended December 31, 1996                            21

     Notes to Consolidated Financial Statements                       22 - 40

     Supplementary Data                                                  41

     (2)  Financial Statement Schedules

     Schedule II - Valuation and qualifying accounts
     for the years ended December 31, 1998 and 1997
     and the ten-month period ended December 31, 1996                    48

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

      * 4(b)      Registration Statement on Form S-3 (Reg. Nos. 333-42481 and
333-42481-01), with respect to the 7% $150 million Senior Notes due 2005 of Blount, Inc. which are guaranteed by Blount International, Inc., including amendments and exhibits, which became effective on June 17, 1998.

      * 4(c)      $150,000,000 Credit Agreement dated as of April 1, 1997 among
Blount, Inc., Blount International, Inc. and certain banks filed as Exhibit 4(d) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-11549).

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

      *10(d)      Written description of the Management Incentive Plan of
Blount, Inc. which was included within the Proxy Statement of Blount, Inc. for the Annual Meeting of Stockholders held June 27, 1994 (Commission File No. 1-
7002).

      *10(e)      Supplemental Retirement Savings Plan of Blount, Inc. which was filed as Exhibit 10(i) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

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

      *10(u)      Amendments to and Assumptions of Employment Agreements with the following individuals which were filed as Exhibit 10(w) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549):

                       John M. Panettiere
                       Harold E. Layman
                       D. Joseph McInnes
                       James S. Osterman
                       Donald B. Zorn

      *10(v)      Blount, Inc. Executive Benefit Plans Trust Agreement and
Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

      *10(w)      Blount, Inc. Benefits Protection Trust Agreement and Amendment
To and Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

      *10(x)      1998 Blount Long-Term Executive Stock Option Plan of Blount
International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-56701), including exhibits, which became effective on June 12, 1998.

     **10(y)      Employment Agreement between Blount, Inc. and Gerald W.
Bersett.

     **10(z)      Supplemental Executive Retirement Plan between Blount, Inc.
and Gerald W. Bersett.

     **10(aa)     Amendment to the Employment Agreement between Blount
International, Inc. and Richard H. Irving.

     **10(bb)     Amendment to the Employment Agreement between Blount
International, Inc. and Harold E. Layman.

     **10(cc)     The Blount Deferred Compensation Plan.

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

Dated:  February 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  February 22, 1999


/s/ Winton M. Blount                    /s/ C. Todd Conover
Winton M. Blount                        C. Todd Conover
Chairman of the Board                   Director
and Director

/s/ John M. Panettiere                  /s/ H. Corbin Day
John M. Panettiere                      H. Corbin Day
President and Chief Executive           Director
Officer and Director

/s/ Haley Barbour                       /s/ Mary D. Nelson
Haley Barbour                           Mary D. Nelson
Director                                Director

/s/ Samuel R. Blount                    /s/ Arthur P. Ronan
Samuel R. Blount                        Arthur P. Ronan
Director                                Director

/s/ W. Houston Blount                   /s/ Andrew A. Sorensen
W. Houston Blount                       Andrew A. Sorensen
Director                                Director

/s/ R. Eugene Cartledge                 /s/ Rodney W. Blankenship
R. Eugene Cartledge                     Rodney W. Blankenship
Director                                Vice President and Controller
                                        (Chief Accounting Officer)

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
                            =======         =======      =======        =======          =======

Year ended
December 31, 1998
-------------------
Allowance for doubtful
accounts receivable         $   3.7         $   0.9                     $   0.7 (1)      $   3.9
                            =======         =======                     =======          =======


(1) Principally amounts written-off less recoveries of amounts previously written-off.

(2)  Principally allowances established for companies acquired by purchase.

EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


At December 31, 1998, consolidated, directly or indirectly, wholly-owned subsidiaries of Blount International, Inc. were as follows:

NAME OF                                        PLACE OF
SUBSIDIARY                                     INCORPORATION
----------                                     -------------

Blount, Inc.                                   Delaware

   BI Holdings Corp.                           Delaware

      Blount Holdings, Ltd.                    Canada

         Blount Canada, Ltd.                   Canada

   Federal Cartridge Company                   Minnesota

   Dixon Industries, Inc.                      Kansas

   Gear Products, Inc.                         Oklahoma

   Simmons Outdoor Corporation                 Delaware

   CTR Manufacturing, Inc.                     North Carolina

   Frederick Manufacturing Corporation         Delaware

The names of particular subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a significant subsidiary as of December 31, 1998.

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Blount International, Inc. on Form S-3 (File No. 33-46543), Form S-8 (File No. 33-51580), Form S-8 (File No. 33-56801), Form S-8 (File No. 333-14261) and Form
S-8 (File No. 333-56701) of our report dated January 28, 1999, on our audits of the consolidated financial statements and financial statement schedules of Blount International, Inc. and subsidiaries as of December 31, 1998 and 1997, and for the ten months ended December 31, 1996, which report is included in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP


Atlanta, Georgia
January 28, 1999