Form 10-Q
period 1999-03-31
BLOUNT INTERNATIONAL INC
filed 1999-05-07
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                                March 31, 1999
      ---------------------                              ------------------
Class A Common Stock $.01 Par Value                      25,587,625 shares
Class B Common Stock $.01 Par Value                      11,474,671 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Balance Sheets -
        March 31, 1999 and December 31, 1998                         3

     Condensed Consolidated Statements of Income -
        three months ended March 31, 1999 and 1998                   4

     Condensed Consolidated Statements of Cash Flows -
        three months ended March 31, 1999 and 1998                   5

     Condensed Consolidated Statements of
        Changes in Stockholders' Equity -
        three months ended March 31, 1999 and 1998                   6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           11


Part II.  Other Information                                         14

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                        March 31,  December 31,
                                                          1999         1998
                                                        ---------  ------------
                                                             (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
   Cash and cash equivalents                             $ 13,582      $ 45,107
   Accounts receivable, net of allowance for
      doubtful accounts of $4,050 and $3,914              173,287       132,250
   Inventories                                            122,327       120,997
   Deferred income taxes                                   22,024        22,011
   Other current assets                                     5,624         6,663
------------------------------------------------         --------      --------
          Total current assets                            336,844       327,028
Property, plant and equipment, net of accumulated
   depreciation of $215,166 and $209,862                  177,556       182,944
Cost in excess of net assets of acquired businesses, net  113,746       114,717
Other assets                                               43,790        44,094
------------------------------------------------         --------      --------
Total Assets                                             $671,936      $668,783
------------------------------------------------         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $    619      $    689
   Accounts payable                                        29,968        30,451
   Accrued expenses                                        60,378        63,838
------------------------------------------------         --------      --------
          Total current liabilities                        90,965        94,978
Long-term debt, exclusive of current maturities           161,650       161,604
Deferred income taxes, exclusive of current portion        13,108        12,938
Other liabilities                                          45,679        44,649
------------------------------------------------         --------      --------
          Total liabilities                               311,402       314,169
------------------------------------------------         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity:
   Common Stock: par value $.01 per share
      Class A: 27,434,260 and 27,428,105 shares issued        274           274
      Class B, convertible: 11,474,671 and 11,479,471
         shares issued                                        115           115
   Capital in excess of par value of stock                 38,723        38,690
   Retained earnings                                      355,134       348,917
   Accumulated other comprehensive income                   7,192         7,648
   Less Class A treasury stock at cost,
      1,846,635 and 1,852,302 shares                      (40,904)      (41,030)
------------------------------------------------         --------      --------
          Total stockholders' equity                      360,534       354,614
------------------------------------------------         --------      --------
Total Liabilities and Stockholders' Equity               $671,936      $668,783
------------------------------------------------         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1999         1998
------------------------------------------------        ----------   ----------
                                                              (Unaudited)
Sales                                                   $  185,103   $  199,734
Cost of sales                                              131,936      139,229
------------------------------------------------        ----------   ----------
Gross profit                                                53,167       60,505
Selling, general and administrative expenses                37,330       35,565
------------------------------------------------        ----------   ----------
Income from operations                                      15,837       24,940
Interest expense                                            (3,510)      (3,031)
Interest income                                                629          378
Other expense, net                                             (49)
------------------------------------------------        ----------   ----------
Income before income taxes                                  12,907       22,287
Provision for income taxes                                   4,064        8,580
------------------------------------------------        ----------   ----------
Net income                                              $    8,843   $   13,707
------------------------------------------------        ==========   ==========
Earnings per share:
   Basic                                                $      .24   $      .37
                                                        ==========   ==========
   Diluted                                              $      .23   $      .36
------------------------------------------------        ==========   ==========
Cash dividends declared per share:
   Class A Common Stock                                 $     .071   $     .071
                                                        ==========   ==========
   Class B Common Stock                                 $     .067   $     .067
------------------------------------------------        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1999         1998
------------------------------------------------        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $    8,843   $   13,707
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                     8,042        7,396
      Deferred income taxes                                    157         (227)
      Loss (gain) on disposals of property, plant
         and equipment                                          17          (14)
      Changes in assets and liabilities:
            Increase in accounts receivable                (39,542)     (21,610)
            Increase in inventories                         (1,330)      (8,335)
            Decrease in other assets                         1,087        1,303
            Increase (decrease) in accounts payable           (483)       8,140
            Decrease in accrued expenses                    (3,460)        (715)
            Increase (decrease) in other liabilities           530         (730)
------------------------------------------------        ----------   ----------
      Net cash used in operating activities                (26,139)      (1,085)
------------------------------------------------        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant
      and equipment                                             40           31
   Purchases of property, plant and equipment               (2,896)      (6,089)
------------------------------------------------        ----------   ----------
      Net cash used in investing activities                 (2,856)      (6,058)
------------------------------------------------        ----------   ----------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                        23        6,386
   Issuance of long-term debt                                             4,000
   Reduction of long-term debt                                (102)      (2,541)
   Decrease in restricted funds                                 16            4
   Dividends paid                                           (2,593)      (2,620)
   Other                                                       126        1,380
------------------------------------------------        ----------   ----------
      Net cash provided by (used in)
         financing activities                               (2,530)       6,609
------------------------------------------------        ----------   ----------

   Net decrease in cash and cash equivalents               (31,525)        (534)
   Cash and cash equivalents at beginning of period         45,107        4,848
------------------------------------------------        ----------   ----------
   Cash and cash equivalents at end of period           $   13,582   $    4,314
------------------------------------------------        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)

                                                                   Accumulated
                             Common Stock     Capital                 Other
                           ----------------  In Excess  Retained  Comprehensive  Treasury
                           Class A  Class B   of Par    Earnings      Income      Stock      Total
------------------------   -------  -------  ---------  --------  ------------- ---------  ---------
Balance, December 31, 1997  $ 273    $ 116    $37,663   $300,272     $ 7,050    $(29,286)  $316,088
Net income                                                13,707                             13,707
Other comprehensive
  income (loss), net                                                     (17)                   (17)
                                                                                           --------
     Comprehensive income                                                                    13,690
                                                                                           --------
Dividends                                                 (2,625)                            (2,625)
Other                                              80       (648)                  1,948      1,380
------------------------    -----    -----    -------   --------     -------    --------   --------
Balance March 31, 1998      $ 273    $ 116    $37,743   $310,706     $ 7,033    $(27,338)  $328,533
------------------------    =====    =====    =======   ========     =======    ========   ========

Balance, December 31, 1998  $ 274    $ 115    $38,690   $348,917     $ 7,648    $(41,030)  $354,614
Net income                                                 8,843                              8,843
Other comprehensive
  income (loss), net                                                    (456)                  (456)
                                                                                           --------
     Comprehensive income                                                                     8,387
                                                                                           --------
Dividends                                                 (2,593)                            (2,593)
Other                                              33        (33)                    126        126
------------------------    -----    -----    -------   --------     -------    --------   --------
Balance, March 31, 1999     $ 274    $ 115    $38,723   $355,134     $ 7,192    $(40,904)  $360,534
------------------------    =====    =====    =======   ========     =======    ========   ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1999, due to the seasonal nature of certain of the Company's operations.

The Company's Internet home page is http://www.blount.com.

NOTE 2 On April 19, 1999, the Company and Lehman Brothers Merchant Banking Partners II L.P. and its affiliated co-investors ("Lehman Brothers Merchant Banking Partnership") jointly announced the signing of a definitive merger agreement providing for the merger of the Company with an entity wholly-owned by Lehman Brothers Merchant Banking Partnership. Upon completion of the transaction, Lehman Brothers Merchant Banking Partnership will be the majority owner of the Company. The total value of the transaction, including equity and debt, is approximately $1.35 billion.

The merger agreement provides that the Company's shareholders may elect to receive $30 in cash for each of their shares or to retain Company common stock. The election to retain stock is subject to proration so that, regardless of the elections among shareholders, approximately 96 percent of the outstanding Company shares will be exchanged for cash and approximately 4 percent will be retained by existing shareholders.

After giving effect to the merger, Lehman Brothers Merchant Banking Partnership and the Company's current management will own approximately 90 percent of the Company, and the Company's pre-merger shareholders will own approximately
10 percent. In connection with the merger, the Company will be capitalized with approximately $462 million of equity, of which approximately $417 million will be invested by Lehman Brothers Merchant Banking Partnership and management. Senior credit commitments and interim term loan commitments for $500 million and $325 million respectively have been obtained from Lehman Brothers Holdings Inc. to finance the transaction.

The Blount Holding Company, L.P., which holds shares representing approximately 63 percent of the outstanding Company stock on a voting basis, has agreed to vote its shares in favor of the merger. The merger, which is expected to be consummated during the second or third quarter of 1999, is subject to customary conditions including the completion of financing, the approval of the Company's stockholders and the expiration of antitrust regulatory waiting periods.

Lehman Brothers Merchant Banking Partnership is a $2.0 billion institutional merchant banking fund focused on investments in established operating companies.

During the first quarter of 1999, the Company incurred expenses of approximately $0.6 million associated with this transaction.

NOTE 3 During the first quarter of 1999, the Company donated art with a book value of $1.5 million and an appraised value of $4.7 million to The Blount Foundation, Inc., a charitable foundation. Winton M. Blount is a director of The Blount Foundation, Inc. On an after-tax basis, this donation had no significant effect on net income.

NOTE 4  Inventories consist of the following (in thousands):

                                                March 31,     December 31,
                                                  1999            1998
         ---------------------------------    ------------    ------------
         Finished goods                         $ 71,931        $ 73,599
         Work in process                          21,010          19,317
         Raw materials and supplies               29,386          28,081
         ---------------------------------      --------        --------
                                                $122,327        $120,997
         ---------------------------------      ========        ========

NOTE 5  Segment information is as follows (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1999         1998
------------------------------------------              ----------   ----------
Sales:
   Outdoor Products                                     $   76,232   $   77,534
   Sporting Equipment                                       70,264       61,311
   Industrial and Power Equipment                           38,607       60,889
------------------------------------------              ----------   ----------
                                                        $  185,103   $  199,734
------------------------------------------              ==========   ==========
Operating income:
   Outdoor Products                                     $   16,088   $   15,953
   Sporting Equipment                                        5,470        4,061
   Industrial and Power Equipment                              930        9,952
------------------------------------------              ----------   ----------
Operating income from segments                              22,488       29,966
Corporate office expenses                                   (6,651)      (5,026)
------------------------------------------              ----------   ----------
   Income from operations                                   15,837       24,940
Interest expense                                            (3,510)      (3,031)
Interest income                                                629          378
Other expense, net                                             (49)
------------------------------------------              ----------   ----------
Income before income taxes                              $   12,907   $   22,287
------------------------------------------              ==========   ==========

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

See Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for other commitments and contingencies of the Company which have not changed significantly since that date.

NOTE 7 Income taxes paid during the three months ended March 31, 1999 and 1998 were $5.0 million and $4.8 million. Interest paid during the three months ended March 31, 1999 and 1998 was $0.5 million and $1.2 million.

NOTE 8 For the periods ended March 31, 1999 and 1998, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1999         1998
------------------------------------------              ----------   ----------
Net income (in thousands)                               $    8,843   $   13,707
------------------------------------------              ==========   ==========
Shares:
   Basic EPS - weighted average common
      shares outstanding                                37,061,509   37,503,917
   Dilutive effect of stock options                        998,258    1,083,632
------------------------------------------              ----------   ----------
   Diluted EPS                                          38,059,767   38,587,549
------------------------------------------              ==========   ==========

Options to purchase 560,600 shares were granted during the first quarter of 1999 under the 1998 Blount Long-Term Executive Stock Option Plan.

NOTE 9 Blount, Inc. is a wholly-owned subsidiary of Blount International, Inc. Summarized unaudited consolidated financial information for Blount, Inc. is as follows (in thousands):

                                                        March 31,  December 31,
                                                          1999         1998
-----------------------------------------------         ---------  ------------
Current assets                                           $338,812      $351,326
Noncurrent assets                                         335,092       341,755
-----------------------------------------------          --------      --------
     Total assets                                        $673,904      $693,081
-----------------------------------------------          ========      ========

Current liabilities                                      $ 88,372      $ 92,385
Noncurrent liabilities                                    220,437       219,191
Stockholder's equity                                      365,095       381,505
-----------------------------------------------          --------      --------
     Total liabilities and stockholder's equity          $673,904      $693,081
-----------------------------------------------          ========      ========

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1999          1998
-----------------------------------------------          --------      --------
Sales                                                    $185,103      $199,734
Gross profit                                               53,167        60,505
Net income                                                  9,046        13,978
-----------------------------------------------          --------      --------

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months ended March 31, 1999, were $185.1 million compared to $199.7 million for the comparable period of the prior year. Net income for the first quarter of 1999 was $8.8 million ($.23 per diluted share) compared to net income of $13.7 million ($.36 per diluted share) for the comparable period of the prior year. These results reflect a significant reduction in sales and operating income from the Industrial and Power Equipment segment due to adverse market conditions, record results from the Sporting Equipment segment, and near flat results from the Outdoor Products segment. The increase in selling, general and administrative expenses during the current year's first quarter reflects higher corporate expenses resulting principally from a donation of art and expenses associated with the possible sale of the Company (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements). Higher interest expense during the three months ended March 31, 1999, reflects higher average long-term debt levels during the current year. The Company's effective income tax rate was lower in the first quarter of 1999 as a result of the donation of art. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Sales for the Outdoor Products segment for the first quarter of 1999 were $76.2 million compared to $77.5 million during the first three months of 1998. Operating income was $16.1 million during the first quarter of 1999 compared to $16.0 million in the first quarter of the prior year. Sales reflect a lower volume of sales of cutting chain and lawn mowers, partially offset by higher sales of mower blades and accessories. Sales in Europe and South America were down during the first quarter of 1999. Much of this decrease was offset by improved sales to Asia/Pacific markets which have been adversely affected in recent periods by poor economic conditions. Sales in North America were almost flat in the first quarter of 1999. The improvement in operating income is primarily due to lower costs and favorable exchange rates offsetting the impact of the reduction in sales.

Sales for the Sporting Equipment segment were up approximately 15% to $70.3 million in the first quarter of 1999 from $61.3 million in the prior year. Operating income increased to $5.5 million in the current year's first quarter from $4.1 million for the prior year. These improved results reflect a higher demand resulting in higher volume, particularly for ammunition and related components.

Operating results for the Industrial and Power Equipment segment continued to be adversely affected by poor market conditions in the first quarter of 1999.
Sales were down to $38.6 million in the first quarter of the current year from $60.9 million during the first quarter of 1998. Operating income declined to $0.9 million during the first three months of 1999 from $10.0 million during the comparable period of 1998. These results primarily reflect sharply reduced demand for forestry equipment due to low pulp prices and by the drop in exports of pulp from North America. In response to these conditions, the Company has implemented a program of production consolidation and realignments in this segment to lower costs and improve productivity. With recent announcements of pulp price increases and signs of recovery in Asia/Pacific economies, management is cautiously optimistic of a second half improvement in this segment.

The Company's total backlog at March 31, 1999 was $80.4 million compared to $61.3 million at December 31, 1998.

Financial Condition, Liquidity and Capital Resources

At March 31, 1999, the Company had no amounts outstanding under its $150 million revolving credit agreement. The Company had senior notes outstanding in the principal amount of $150 million which mature in 2005. The long-term debt to equity ratio was .45 to 1 at March 31, 1999 and .46 to 1 at December 31, 1998. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for the terms and conditions of the revolving credit agreement and the senior notes.

Cash balances at March 31, 1999, were $13.6 million compared to $45.1 million at December 31, 1998. Cash used in operating activities was $26.1 million in the first quarter of 1999 compared to $1.1 million during the prior year's first quarter, principally due to higher accounts receivable balances. The accounts receivable increase reflects seasonal selling patterns, higher sales by the Sporting Equipment segment, and special promotions and longer terms used as a marketing tool by certain operations. Cash used in investing and financing activities in the first quarter of 1999 was $2.9 million and $2.5 million, respectively, reflecting principally purchases of property, plant and equipment and the payment of dividends. Working capital increased to $245.9 million at March 31, 1999 compared to $232.1 million at December 31, 1998.

Impact of Year 2000 Issue

The Company has been evaluating its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on its assessment, the Company determined that it was necessary to modify or replace a portion of its information systems and other equipment. As of March 31, 1999, the Company is approximately 90% complete in the modification or replacement and testing of the critical software, hardware and equipment requiring remediation. The Company expects to be substantially completed by June 1999.

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

The total estimated cost of the Year 2000 project, including system upgrades, is approximately $5.7 million and is being funded by operating cash flows. As of March 31, 1999, costs of $4.4 million had been incurred. Of the total cost of the project, approximately $2.9 million is attributable to new software and equipment, which will be capitalized. The remaining costs will be expensed as incurred.

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

Forward Looking Statements

Forward looking statements in this report, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report.

Part II.  Other Information

Item 6(b) Reports on Form 8-K

On April 20, 1999, the Company filed Form 8-K reporting Item 5 Other Events and, on April 27, 1999, the Company filed Form 8-K/A amending the Form 8-K filed on April 20, 1999 reporting Item 5 Other Events and Item 7(c) Exhibits, in each case with respect to the transaction referred to herein in Note 2 to the condensed consolidated financial statements.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant



Date:  May 7, 1999                               /s/ Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer