Form 10-K/A
period 1998-12-31
BLOUNT INTERNATIONAL INC
filed 1999-07-15
CIK 1001606

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

                           BLOUNT INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     63-0780521
----------------------------------          ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

4520 Executive Park Drive, Montgomery, Alabama                 36116-1602
----------------------------------------------          ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (334) 244-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
Title of each class                                on which registered
Class A Common Stock $.01 Par Value              New York Stock Exchange
Class B Common Stock $.01 Par Value              New York Stock Exchange
------------------------------------             -----------------------

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

Aggregate market value of voting common stock held by nonaffiliates as of
-------------------------------------------------------------------------
February 1, 1999:   $593,569,000
--------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

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

PART II

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

With respect to third parties, the Company has identified and communicated with third parties with which its systems interface or on which it relies to determine the extent to which those companies are addressing their Year 2000 compliance. The Company has developed a program for evaluating their readiness and assessing the impact on the Company if they are not compliant on a timely basis, including identification of alternate sources of materials and supplies where appropriate. The Company initiated third party surveys in mid-1998 and of the 50 key third parties identified, all have responded that they expect to be compliant on a timely basis. Of the approximately 2,500 non-key third parties surveyed, 33% have not yet responded adequately. Of those that have responded, the majority have indicated that they are now or will be compliant by September 30, 1999. The Company expects to complete its evaluation and assessment of third party readiness by September 30, 1999. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity or capital resources.

Although the Company has not finalized its contingency plans for possible Year 2000 issues, it has completed initial communication with key third parties and non-key third parties as noted above and is presently evaluating and assessing risks including identification of alternate sources of materials and supplies where appropriate. The Company has completed testing on all critical systems. Where needed, the Company will establish contingency plans based on results of its testing, its evaluation and assessment of third party responses and other outside risks. The Company anticipates the majority of its contingency plans to be in place by September 30, 1999.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

ELECTION OF DIRECTORS

DIRECTORS

The By-laws of the Corporation, which may be amended by the Board, presently provide that the number of directors that shall constitute the whole Board shall be not less than 3 nor more than 14, with the exact number to be determined from time to time by resolution of the Board. The Board has set the exact number at 11 effective April 19, 1999, with 3 members to be elected by the holders of Class A Common Stock and 8 members to be elected by the holders of Class B Common Stock. Class A Common Stock proxies may not be voted for more than 3 persons, and the Class B Common Stock proxies may not be voted for more than 8 persons.

The Board intends to nominate and, unless contrary instructions are specified, to vote, as appropriate, all proxies received by the Board FOR the election of the persons named below as directors of the Corporation.

Each director to be elected shall hold office until the next Annual Meeting of Stockholders of the Corporation or until his or her successor is elected and qualified or until his or her earlier resignation or removal. Should any nominee fail to accept election, it is expected that the Board will cast all proxies, as appropriate, received by it in favor of the election of such other person for the office of director as the Board may recommend. The Board has no reason to believe that any of the persons named below will fail to accept election as a director.

BIOGRAPHICAL INFORMATION

The following biographical information is furnished with respect to each nominee for election as director at the Meeting:

NOMINEES -- CLASS A COMMON STOCK

HALEY BARBOUR, Age 51.
Director since September 1997; member of the Audit Committee and the Finance
  Committee.
Rejoined law firm of Barbour Griffith & Rogers with offices in Washington, DC and Yazoo City, Mississippi in 1997; Chairman of the Republican National Committee from 1993 to 1997.
Mr. Barbour is Chairman of Policy Impact Communications, Washington, DC; Vice
  Chairman of International Equity Partners, LP, Washington, DC; and a Managing Director of National Environmental Strategies, Washington, DC.
Mr. Barbour is also a director of Skytel Communications, Inc., Jackson,
  Mississippi; and Mississippi Chemical Corporation, Yazoo City, Mississippi.

C. TODD CONOVER, Age 59.
Director since September 1992; member of the Audit Committee and the Finance
   Committee.
Managing Director, Starmont Asset Management, San Francisco, California
  (investment counselors) since May 1998; President and Chief Executive Officer of The Vantage Company, Los Altos, California (management consulting) since July 1992; formerly General Manager of the Finance Industry Group of Tandem Computers Incorporated, Cupertino, California from January 1994 to April 1995. He served as Comptroller of the Currency of the United States from December 1981 through May 1985.
Mr. Conover is also a director of PacifiCorp and PacifiCorp Group Holdings, Portland, Oregon.

ANDREW A. SORENSEN, Age 60.
Director since April 1997; member of the Audit Committee and the Finance
  Committee.
President of The University of Alabama since July 1996; formerly Provost and
  Vice-President for Academic Affairs at the University of Florida from July 1990 to July 1996; Executive Director of the AIDS Institute of the Johns Hopkins Medical Institutions from 1986 to 1990; prior to July 1986, Director of the School of Public Health of the University of Massachusetts at Amherst.
Dr. Sorensen is also President of the Capstone Foundation, Tuscaloosa, Alabama;
  Vice-Chairman of the Board of Directors of the Chautauqua Institution, Chautauqua, New York; a director of the Alabama Shakespeare Festival, Montgomery, Alabama; The Alabama Technical Network, Montgomery, Alabama; and the Bryant-Jordan Student Athlete Foundation, Birmingham, Alabama.

NOMINEES -- CLASS B COMMON STOCK

SAMUEL R. BLOUNT, Age 51.
Director since April 1998; member of the Executive Committee, the Acquisition
  Committee, and the Compensation and Management Development Committee. Chairman of the Board of MeadowCraft, Inc., Birmingham, Alabama (manufacturer of wrought iron furniture), since 1985. Formerly President and Chief Executive Officer of HBC, Incorporated, Montgomery, Alabama (holding company) from 1979 to 1985. Prior to 1979, Mr. Blount served in various positions at Blount, Inc. and Western River Expeditions, Inc.
Mr. Blount is also a director of the Alabama Shakespeare Theatre, Montgomery, Alabama; the McWane Center, Birmingham, Alabama; and The Eye Foundation, Birmingham, Alabama; and Trustee of the University of the South, Sewanee, Tennessee. He formerly served as a director of Darlington School, Rome, Georgia, and president of the Advisory Board of Darlington School.
Mr. Blount is a son of Winton M. Blount.

W. HOUSTON BLOUNT, Age 77.
Director since September 1949(1); Chairman of the Acquisition Committee, member of the Compensation and Management Development Committee.
Chairman of the Board Emeritus of Vulcan Materials Company, Birmingham, Alabama
  (crushed stone and chemicals), since May 1992; Chairman of the Board from May 1986 to May 1992.
Mr. Blount is also a director emeritus of VF Corporation, Reading, Pennsylvania. Mr. Blount is the brother of Winton M. Blount and the uncle of Samuel R. Blount.

WINTON M. BLOUNT, Age 78.
Director since September 1949(1), except from January 1969 through October 1971 during which period he served as Postmaster General of the United States; Chairman of the Executive Committee.
Chairman of the Board since June 1993; Chairman of the Board and Chief
  Executive Officer of the Corporation throughout the 5 years preceding June 1993 except from December 1990 to October 1991 during which period he served as Chairman of the Board.
Mr. Blount is also a director of the Alabama Shakespeare Festival, Montgomery, Alabama; Montgomery Museum of Fine Arts, Montgomery, Alabama; Americans for the Arts, New York, New York; and Business Committee for the Arts, New York, New York; President of the National Actors Theatre, New York, New York; Chairman of the Advisory Committee of the National Postal Museum, Washington, DC; Trustee Emeritus of the University of Alabama; and Life Trustee of Rhodes College, Memphis, Tennessee.
Mr. Blount is the brother of W. Houston Blount and the father of Samuel R.
  Blount.

R. EUGENE CARTLEDGE, Age 69.
Director since September 1994; Chairman of the Compensation and Management
  Development Committee, member of the Acquisition Committee, the Audit Committee, and the Executive Committee.
Past Chairman of the Board of Savannah Foods and Industries, Inc., Savannah,
  Georgia (sugar processing) from 1996 to 1997. Formerly Chairman of the Board and Chief Executive Officer of Union Camp Corporation, Wayne, New Jersey 1986 to 1994; prior to 1986, President and Chief Operating Officer of Union Camp Corporation.
Mr. Cartledge is also a director of Union Camp Corporation, Delta Air Lines,
  Inc., Sun Company, Chase Brass Industries, and UCAR International, Inc.

H. CORBIN DAY, Age 61.
Director since June 1992; Chairman of the Finance Committee, member of the Executive Committee, the Acquisition Committee, and the Compensation and Management Development Committee.
Chairman of Jemison Investment Co., Inc., Birmingham, Alabama (diversified holding company) since May 1988 and limited partner of Goldman, Sachs & Co., New York, New York (investment bankers) since 1986.
Mr. Day is also a director of Jemison Investment Co., Inc. and its affiliated companies, Birmingham, Alabama; Champion International Corporation, Stamford, Connecticut; Altec Industries, Inc., Birmingham, Alabama; American Heritage Life Insurance Company, Jacksonville, Florida; Hughes Supply, Inc., Orlando, Florida; Birmingham Museum of Art, Birmingham, Alabama; Birmingham-Southern College, Birmingham, Alabama; The University of Alabama Health Services Foundation, Birmingham, Alabama; and Vice Chairman of the Alabama Symphony.

MARY D. NELSON, Age 65.
Director since June 1986; member of the Audit Committee and the Finance
  Committee.
President of Nelson & Co., Cincinnati, Ohio (consulting actuaries) throughout the past 5 years.
Mrs. Nelson is also a director of Cincinnati Bell, Inc., Cincinnati, Ohio and a director of Union Central Life Insurance Co., Cincinnati, Ohio.

JOHN M. PANETTIERE, Age 61.
Director since May 1992; member of the Executive Committee.
President and Chief Executive Officer since June 1993, President and Chief
  Operating Officer from May 1992 to June 1993 of the Corporation; formerly Chairman, President and Chief Executive Officer from January 1990 to May 1992, President and Chief Executive Officer from January 1988, Senior Executive Vice President and Chief Operating Officer from August 1986 of Grove Worldwide Company, Shady Grove, Pennsylvania (mobile hydraulic cranes and aerial work platforms).
Mr. Panettiere is also a director of Altec Industries, Inc., Birmingham,
  Alabama; the Alabama Shakespeare Festival, Montgomery, Alabama; and the Montgomery Area Chamber of Commerce; a member of the Committee of 100; a Trustee of Westminster College, Fulton, Missouri; and a Churchill Fellow.
  He is a Life Honorary Director and Past Chairman of the Construction Industry Manufacturers Association, Milwaukee, Wisconsin.

ARTHUR P. RONAN, Age 69.
Director since June 1993; Chairman of the Audit Committee, member of the Acquisition Committee and the Compensation and Management Development Committee.
Retired since February 1992; formerly Corporate Vice President from 1982 and
  President from June 1985 of the Automotive Operations of Rockwell International Corporation, Troy, Michigan (automotive components).
Mr. Ronan was Chairman and President of Western Highway Institute, Bruno,
  California from 1991 to 1993; Vice Chairman of Highway Users Federation, Washington, D.C. from 1990 to 1992; Trustee of General Motors Institute, Flint, Michigan from 1984 to 1992; member of the Board of Advisors of Oakland University, Rochester, Michigan from 1984 to 1992; and Trustee of Marygrove College, Detroit, Michigan from 1975 to 1979.
Mr. Ronan is also a director of O&S Corporation, Lancaster, South Carolina;
  and Straits Corp., Bay City, Michigan.

-------------------

(1) Includes the period for which the person served as a director of Blount Brothers Corporation. The Corporation was organized in February 1971, and on March 1, 1971, the stockholders of Blount Brothers Corporation exchanged their stock in Blount Brothers Corporation for stock in Blount, Inc. Blount Brothers Corporation was merged into Blount, Inc.
on February 29, 1988.

EXECUTIVE OFFICERS

The executive officers of the Corporation, in addition to those who are also Director nominees, as of February 19, 1999 are:

                                                 YEAR FIRST
                                                 ELECTED TO        FAMILY
NAME                   OFFICE                    SUCH OFFICE  AGE  RELATIONSHIP

Gerald W. Bersett      President - Sporting         1998      58      None
                       Equipment Group

Richard H. Irving, III Senior Vice President and    1995      55      None
                       General Counsel  of the
                       Corporation

Harold E. Layman       Executive Vice President-    1997      52      None
                       Finance Operations and
                       Chief Financial Officer
                       of the Corporation

D. Joseph McInnes      Executive Vice President-    1997,     55      None
                       Administration and           1994
                       Chief Administrative         and
                       Officer of the               1982
                       Corporation,  Corporate
                       Secretary and President
                       of The Blount Foundation,
                       Inc.

James S. Osterman      President - Outdoor          1997      61      None
                       Products Group


Donald B. Zorn         President - Industrial       1997      62      None
                       and Power Equipment Group

Each of these executive officers serves at the pleasure of the Board. There were no arrangements or understandings with any other person pursuant to which any officer was elected. The executive officers of the Corporation may also be directors or officers of subsidiaries of the Corporation.

Gerald W. Bersett was elected President of the Sporting Equipment Group in April 1998. From April, 1995 to February 1998, he served as President and Chief Operating Officer of Sturm, Ruger and Company, Inc. at which time he retired. Sturm, Ruger and Company, Inc. is a New York Stock Exchange Company engaged in the manufacture of sporting equipment. Mr. Bersett was President of Winchester Ammunition Division of Olin Corporation from 1988 to April, 1995.Prior to that date, he served as Vice President and General Manager of the Winchester Division.

Richard H. Irving, III was elected Senior Vice President and General
Counsel in April 1995. Prior to that date, he served since 1986 as Vice President, General Counsel and Secretary of Duchossois Industries, Inc., a diversified privately held company headquartered in Elmhurst, Illinois. Mr. Irving also served as Associate General Counsel of Union Camp Corporation from 1979 to 1986, and Assistant General Counsel of Rockwell International from 1974 to 1979.

Harold E. Layman was elected Executive Vice President -- Finance
Operations and Chief Financial Officer of the Corporation in February 1997. Prior to that date, he served as Senior Vice President and Chief Financial Officer of the Corporation from January 1993. Prior to January 1993, he served as Senior Vice President C Finance and Administration and was a member of the Executive Committee of VME Group, N.V., The Netherlands, a manufacturer of automotive components and industrial equipment, from September 1988.

D. Joseph McInnes was elected Executive Vice President - Administration and Chief Administrative Officer of the Corporation in February 1997. Prior to that date, he served as Senior Vice President -- Administration and Secretary of the Corporation from May 1994. Prior to May 1994, he served as Senior Vice President -- Administration of the Corporation from October 1991, and Vice President -- Human Resources of the Corporation from March 1983. In addition, he was elected President of The Blount Foundation, Inc., a charitable foundation funded by the Corporation, in April 1982. He also continues to serve as Corporate Secretary.

James S. Osterman was elected President, Outdoor Products Group in
January 1997. Prior to that date, he served as President of the Oregon Cutting Systems Division of the Corporation from January 1987.

Donald B. Zorn was elected President, Industrial and Power Equipment
Group in January 1997. Prior to that date, he served as President of the Forestry and Industrial Equipment Division of the Corporation since January 1994. Prior to January 1994, he served as President and Chief Operating Officer of GroveCranes, a division of Grove Worldwide Company, Shady Grove, Pennsylvania(manufacturer of mobile hydraulic cranes and aerial work platforms) from March 1988.

FILING DISCLOSURE

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Corporation's directors, executive officers and persons who beneficially own more than 10% of any class of equity securities of the Corporation to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange and to furnish the Corporation with copies.

Based on the review of copies of such forms received by it, or written representations from certain reporting persons, the Corporation believes that, during 1998 all filing requirements were complied with which were applicable to its directors, officers and greater than 10% beneficial owners.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

                        PRINCIPAL STOCKHOLDERS

The following table sets forth as of February 19, 1999, to the best knowledge of the Corporation, information as to (a) beneficial ownership of more than 5% of the Class A Common Stock and Class B Common Stock of the Corporation by certain persons (other than director nominees); and (b) beneficial ownership of Class A Common Stock and Class B Common Stock of the Corporation by (i) each director nominee, (ii) each executive officer named in the Summary Compensation Table other than director nominees, and (iii) all director nominees and executive officers of the Corporation as a group. Except as otherwise indicated, all beneficial ownership stated in the table represents sole voting and investment power.

                                                               Shares        Percent  Percent
       Name and Address of                                     Beneficially  of       of Total
       Beneficial Owners                 Title of Class        Owned         Class    Votes(1)
(a)    Holders of more than 5% of
       Class A Common Stock and
       Class B Common Stock
       (other than director
       nominees and executive
       officers named in the
       Summary Compensation Table)
       --------------------------

       The Blount Holding Company, L.P.  Class A Common Stock  2,892,144(2)  11.30%    2.06%
       4520 Executive Park Drive         Class B Common Stock  8,409,696(2)  73.29%   59.93%
       Montgomery, Alabama 36116

       BHP, Inc.                         Class A Common Stock  2,892,144(3)  11.30%    2.06%
       4520 Executive Park Drive         Class B Common Stock  8,409,696(3)  73.29%   59.93%
       Montgomery, Alabama 36116

       The Northern Trust Company        Class A Common Stock  2,860,973(4)  11.18%    2.04%
       50 South LaSalle Street           Class B Common Stock       None
       Chicago, Illinois 60675

       Portfolio H Investors, L.P.       Class A Common Stock  2,761,200     10.79%    1.97%
       201 Main St., Suite 3200          Class B Common Stock       None
       Fort Worth, Texas 76102

       The Prudential Insurance          Class A Common Stock  1,474,515      5.76%    1.05%
          Company of America             Class B Common Stock       None
       751 Broad Street
       Newark, New Jersey 07102-3777

(b)(i) Nominees - Class A Common Stock
       --------------------------

       Haley Barbour                     Class A Common Stock      1,271(5)      *        *
                                         Class B Common Stock       None

       C. Todd Conover                   Class A Common Stock      5,000         *        *
                                         Class B Common Stock       None

       Andrew A. Sorensen                Class A Common Stock      1,294         *        *
                                         Class B Common Stock       None

                                                               Shares        Percent  Percent
       Name and Address of                                     Beneficially  of       of Total
       Beneficial Owners                 Title of Class        Owned         Class    Votes(1)
       Nominees - Class B Common Stock
       ------------------------

       Samuel R. Blount                  Class A Common Stock    819,334(6)   3.20%       *
                                         Class B Common Stock    124,032(6)   1.08%       *

       Winton M. Blount                  Class A Common Stock  3,124,803(7)  12.17%    2.23%
                                         Class B Common Stock  9,713,914(7)  84.65%   69.22%

       W. Houston Blount                 Class A Common Stock      4,554         *        *
                                         Class B Common Stock      2,664         *        *

       R. Eugene Cartledge               Class A Common Stock      5,000         *        *
                                         Class B Common Stock       None

       H. Corbin Day                     Class A Common Stock     26,912(8)      *        *
                                         Class B Common Stock       None

       Mary D. Nelson                    Class A Common Stock      8,244         *        *
                                         Class B Common Stock       None

       John M. Panettiere                Class A Common Stock    982,839(9)   3.71%       *
                                         Class B Common Stock       None

       Arthur P. Ronan                   Class A Common Stock      2,000         *        *
                                         Class B Common Stock       None

  (ii) Executive Officers named in
       the Summary Compensation Table
       (other than director nominees)
       ------------------------

       James S. Osterman                 Class A Common Stock    197,433(10)     *        *
                                         Class B Common Stock       None

       Harold E. Layman                  Class A Common Stock    376,010(11)  1.45%       *
                                         Class B Common Stock       None

       D. Joseph McInnes                 Class A Common Stock    322,164(12)  1.25%       *
                                         Class B Common Stock       None


 (iii) All director nominees and         Class A Common Stock  6,180,966(13) 22.34%    4.34%
       executive officers as a group     Class B Common Stock  9,840,610(13) 85.76%   70.12%
       (17 persons)

  -------------------

     * Less than 1.0% of class or total votes.

   (1) Percent of total votes on all matters other than the election of directors.

   (2) The Blount Holding Company, L.P. is a limited partnership whose sole general partner is BHP, Inc., a Delaware corporation controlled by Winton M. Blount.

   (3) Includes 2,892,144 shares of Class A Common Stock and 8,409,696 shares of Class B Common Stock owned by the Blount Holding Company, L.P.

   (4) The Northern Trust Company serves as the Master Trustee for the Corporation's 401(k) Retirement Savings Plan [the "401(k) Plan"]. The shares listed are held for the benefit of the participants in the 401(k) Plan. Under the terms of the 401(k) Plan, as amended, and the Trust, the Trustee is to vote the allocated shares held by the 401(k) Plan in accordance with the instructions received from 401(k) Plan participants and to dispose of the allocated shares in connection with tender offers in accordance with directions received from 401(k) Plan participants.
       If no voting instructions or invalid voting instructions are received with respect to allocated shares, the Trustee is to vote such shares in the same manner and in the same proportions as the allocated shares with respect to which the Trustee received valid voting instructions are voted. Also, with respect to allocated shares, if no directions or invalid directions are received in connection with tendering shares, the Trustee is to treat such allocated shares as if 401(k) Plan participants instructed the Trustee not to dispose of such shares. With respect to unallocated shares, the Trustee is to vote such shares, or dispose of such shares in connection with tender offers, in the same manner and in the same proportion as the allocated shares with respect to which the Trustee received valid voting instructions or directions are voted or disposed. The Northern Trust Company, as Trustee, expressly denies beneficial ownership in the shares listed.

   (5) Includes 200 shares of Class A Common Stock (less than 1.0% of class and total votes) owned by Haley Barbour's wife.

   (6) -Includes 21,546 shares of Class A Common Stock (less than 1.0% of class and total votes) and 19,434 shares of Class B Common Stock (less than 1.0% of class and total votes) held by Samuel R. Blount as Custodian for his children.
       -Includes 796,910 shares of Class A Common Stock (3.11% of class and less than 1.0% of total votes) held by SRB-BLTA, L.L.C. and 104,598 shares of Class B Common Stock (less than 1.0% of class and total votes) held by SRB-BLTB, L.L.C. of which Samuel R. Blount is the managing member and of which Samuel R. Blount and his wife are the sole members.

   (7) -Includes 122,828 shares of Class A Common Stock (less than 1.0% of class and total votes) and 2,718 shares of Class B Common Stock (less than 1.0% of class and total votes) owned by Winton M. Blount's wife.
       -Includes the 2,892,144 shares of Class A Common Stock (11.30% of class, 2.06% of total votes) and 8,409,696 shares of Class B Common Stock (73.29% of class, 59.93% of total votes) shown in the table as owned by the Blount Holding Company, L.P.
       -Includes the 100,000 shares of Class A Common Stock (less than 1.0% of class and total votes) which are subject to a right to acquire beneficial ownership within 60 days under the 1995 Blount Long-Term Executive Stock Option Plan.

   (8) Includes 15,000 shares of Class A Common Stock (less than 1.0% of class and total votes) held by the Day Family Foundation of which H. Corbin Day is a trustee and shares disposition and voting rights with his wife, the only other trustee.

   (9) Includes 907,001 shares of Class A Common Stock (3.42% of class and less than 1.0% of total votes) which are subject to a right to acquire beneficial ownership within 60 days under the 1994 Blount Executive Stock Option Plan, the 1995 Blount Long-Term Executive Stock Option Plan, and the 1998 Blount Long-Term Executive Stock Option Plan.

  (10) Includes 158,834 shares of Class A Common Stock (less than 1.0% of class and total votes) which are subject to a right to acquire beneficial ownership within 60 days under the 1992 Blount Incentive Stock Option Plan, the 1995 Blount Long-Term Executive Stock Option Plan, and the 1998 Blount Long-Term Executive Stock Option Plan.

  (11) Includes 367,500 shares of Class A Common Stock (1.42% of class and less than 1.0% of total votes) which are subject to a right to acquire beneficial ownership within 60 days under the 1992 Blount Incentive Stock Option Plan, the 1994 Blount Executive Stock Option Plan, the 1995 Blount Long-Term Executive Stock Option Plan, and the 1998 Blount Long-Term Executive Stock Option Plan.

  (12) Includes 277,500 shares of Class A Common Stock (1.07% of class and less than 1.0% of total votes) which are subject to a right to acquire beneficial ownership within 60 days under the 1994 Blount Executive Stock Option Plan, the 1995 Blount Long-Term Executive Stock Option Plan, and the 1998 Blount Long-Term Executive Stock Option Plan.

  (13) Includes 2,080,756 shares of Class A Common Stock (7.52% of class, 1.46% of total votes) which are subject to a right to acquire beneficial ownership within 60 days under the 1992 Blount Incentive Stock Option Plan, the 1994 Blount Executive Stock Option Plan, the 1995 Blount Long-Term Executive Stock Option Plan, and the 1998 Blount Long-Term Executive Stock Option Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOUNT INTERNATIONAL, INC.

By:  /s/ Harold E. Layman

Harold E. Layman
Executive Vice President Finance Operations and Chief Financial Officer

Dated: July 15, 1999