Form 10-Q/A
period 1999-03-31
BLOUNT INTERNATIONAL INC
filed 1999-07-15
CIK 1001606

FORM 10-Q/A
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                        -----------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The Company's total backlog at March 31, 1999 was $80.4 million compared to $61.3 million at December 31, 1998.

Financial Condition, Liquidity and Capital Resources

At March 31, 1999, the Company had no amounts outstanding under its $150 million revolving credit agreement. The Company had senior notes outstanding in the principal amount of $150 million which mature in 2005. The long-term debt to equity ratio was.45 to 1 at March 31, 1999 and.46 to 1 at December 31, 1998.See
Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for the terms and conditions of the revolving credit agreement and the senior notes.

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


    BLOUNT INTERNATIONAL, INC.
---------------------------------
            Registrant



Date: July 15, 1999                              /s/Harold E. Layman
                                         --------------------------------------
                                                    Harold E. Layman
                                         Executive Vice President - Finance
                                         Operations and Chief Financial Officer