Form 10-Q
period 1999-06-30
BLOUNT INTERNATIONAL INC
filed 1999-07-20
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                                June 30, 1999
      ---------------------                              ------------------
Class A Common Stock $.01 Par Value                      25,710,821 shares
Class B Common Stock $.01 Par Value                      11,387,858 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Income -
        three months and six months ended
        June 30, 1999 and 1998                                       3

     Condensed Consolidated Balance Sheets -
        June 30, 1999 and December 31, 1998                          4

     Condensed Consolidated Statements of Cash Flows -
        six months ended June 30, 1999 and 1998                      5

     Condensed Consolidated Statements of
        Changes in Stockholders' Equity -
        three months and six months ended
        June 30, 1999 and 1998                                       6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           12


Part II.  Other Information                                         18

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share data)

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1999       1998        1999       1998
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $183.2     $205.1      $368.3     $404.8
Cost of sales                          131.4      142.0       263.3      281.2
----------------------------------    ------     ------      ------     ------
Gross profit                            51.8       63.1       105.0      123.6
Selling, general and
  administrative expenses               34.1       37.7        71.4       73.2
----------------------------------    ------     ------      ------     ------
Income from operations                  17.7       25.4        33.6       50.4
Interest expense                        (3.6)      (3.7)       (7.1)      (6.7)
Interest income                          0.4        0.5         1.0        0.8
Other income (expense), net                         0.2        (0.1)       0.2
----------------------------------    ------     ------      ------     ------
Income before income taxes              14.5       22.4        27.4       44.7
Provision for income taxes               5.6        8.6         9.7       17.2
----------------------------------    ------     ------      ------     ------
Net income                            $  8.9     $ 13.8      $ 17.7     $ 27.5
----------------------------------    ======     ======      ======     ======
Earnings per share:
   Basic                              $  .24     $  .36      $  .48     $  .73
                                      ======     ======      ======     ======
   Diluted                            $  .24     $  .35      $  .47     $  .71
----------------------------------    ======     ======      ======     ======
Cash dividends declared per share:
   Class A Common Stock               $ .071     $ .071      $ .143     $ .143
                                      ======     ======      ======     ======
   Class B Common Stock               $ .067     $ .067      $ .134     $ .134
----------------------------------    ======     ======      ======     ======


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                         June 30,  December 31,
                                                           1999        1998
                                                         --------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
   Cash and cash equivalents                              $ 38.0      $ 45.1
   Accounts receivable, net of allowance for
      doubtful accounts of $3.9 and $3.9                   158.6       132.3
   Inventories                                             131.2       121.0
   Deferred income taxes                                    22.0        22.0
   Other current assets                                      5.5         6.7
------------------------------------------------          ------      ------
          Total current assets                             355.3       327.1
Property, plant and equipment, net of accumulated
   depreciation of $221.0 and $209.9                       174.7       182.9
Cost in excess of net assets of acquired businesses, net   112.8       114.7
Other assets                                                46.1        44.1
------------------------------------------------          ------      ------
Total Assets                                              $688.9      $668.8
------------------------------------------------          ======      ======

   LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                      $  0.9      $  0.7
   Accounts payable                                         39.0        30.4
   Accrued expenses                                         59.6        63.8
------------------------------------------------          ------      ------
          Total current liabilities                         99.5        94.9
Long-term debt, exclusive of current maturities            161.9       161.6
Deferred income taxes                                       13.2        13.0
Other liabilities                                           46.8        44.7
------------------------------------------------          ------      ------
          Total liabilities                                321.4       314.2
------------------------------------------------          ------      ------
Commitments and Contingent Liabilities
Stockholders' equity:
   Common Stock: par value $.01 per share
      Class A: 27,522,122 and 27,428,105 shares issued       0.3         0.3
      Class B, convertible: 11,387,858 and 11,479,471
         shares issued                                       0.1         0.1
   Capital in excess of par value of stock                  38.8        38.7
   Retained earnings                                       361.2       348.9
   Accumulated other comprehensive income                    7.2         7.6
   Less Class A treasury stock at cost,
      1,811,301 and 1,852,302 shares                       (40.1)      (41.0)
------------------------------------------------          ------      ------
          Total stockholders' equity                       367.5       354.6
------------------------------------------------          ------      ------
Total Liabilities and Stockholders' Equity                $688.9      $668.8
------------------------------------------------          ======      ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                Six Months
                                                              Ended June 30,
                                                            -------------------
                                                              1999       1998
------------------------------------------------            --------   --------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                                $ 17.7     $ 27.5
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                       16.3       15.0
      Deferred income taxes                                     0.2       (0.1)
      Loss (gain) on disposals of property, plant
         and equipment                                                    (0.1)
      Changes in assets and liabilities:
            Increase in accounts receivable                   (26.3)      (7.6)
            Increase in inventories                           (10.2)      (9.5)
            (Increase) decrease in other assets                 3.3       (2.1)
            Increase (decrease) in accounts payable             8.6       (2.1)
            Decrease in accrued expenses                       (4.2)      (5.5)
            Increase (decrease) in other liabilities            1.5       (1.2)
------------------------------------------------             ------     ------
      Net cash provided by operating activities                 6.9       14.3
------------------------------------------------             ------     ------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant
      and equipment                                             0.1        0.1
   Purchases of property, plant and equipment                  (6.7)     (10.7)
   Acquisitions of businesses                                            (13.6)
   Other                                                       (3.3)
------------------------------------------------             ------     ------
      Net cash used in investing activities                    (9.9)     (24.2)
------------------------------------------------             ------     ------
Cash Flows From Financing Activities:
   Net increase (decrease) in short-term borrowings             0.3       (0.2)
   Issuance of long-term debt                                            149.7
   Reduction of long-term debt                                 (0.2)     (65.7)
   Decrease in restricted funds                                 0.2        0.3
   Dividends paid                                              (5.2)      (5.2)
   Purchase of treasury stock                                             (1.5)
   Other                                                        0.8        2.4
------------------------------------------------             ------     ------
      Net cash provided by (used in)
         financing activities                                  (4.1)      79.8
------------------------------------------------             ------     ------

   Net increase (decrease) in cash and cash equivalents        (7.1)      69.9
   Cash and cash equivalents at beginning of period            45.1        4.8
------------------------------------------------             ------     ------
   Cash and cash equivalents at end of period                $ 38.0     $ 74.7
------------------------------------------------             ======     ======


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (Unaudited)
(In millions)
                                          Common Stock     Capital             Accumulated Other
                                        ----------------  In Excess  Retained    Comprehensive    Treasury
                                        Class A  Class B   of Par    Earnings       Income         Stock      Total
                                        -------  -------  ---------  --------  -----------------  --------   -------
THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 1999:
Balance, March 31, 1999                  $ 0.3    $ 0.1     $ 38.7    $355.1         $ 7.2         $(40.9)    $360.5
Net income                                                               8.9                                     8.9
Other comprehensive income (loss), net                                                                           0.0
                                                                                                              ------
     Comprehensive income                                                                                        8.9
Dividends                                                               (2.6)                                   (2.6)
Other                                                          0.1      (0.2)                         0.8        0.7
                                         -----    -----     ------    ------         -----         ------     ------
Balance, June 30, 1999                   $ 0.3    $ 0.1     $ 38.8    $361.2         $ 7.2         $(40.1)    $367.5
                                         =====    =====     ======    ======         =====         ======     ======

Balance, December 31, 1998               $ 0.3    $ 0.1     $ 38.7    $348.9         $ 7.6         $(41.0)    $354.6
Net income                                                              17.7                                    17.7
Other comprehensive income (loss), net                                                (0.4)                     (0.4)
                                                                                                              ------
     Comprehensive income                                                                                       17.3
Dividends                                                               (5.2)                                   (5.2)
Other                                                          0.1      (0.2)                         0.9        0.8
                                         -----    -----     ------    ------         -----         ------     ------
Balance June 30, 1999                    $ 0.3    $ 0.1     $ 38.8    $361.2         $ 7.2         $(40.1)    $367.5
                                         =====    =====     ======    ======         =====         ======     ======

THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 1998:
Balance, March 31, 1998                  $ 0.3    $ 0.1     $ 37.7    $310.7         $ 7.0         $(27.3)    $328.5
Net income                                                              13.8                                    13.8
Other comprehensive income (loss), net                                                 0.4                       0.4
                                                                                                              ------
     Comprehensive income                                                                                       14.2
Dividends                                                               (2.7)                                   (2.7)
Purchase of treasury stock                                                                           (1.8)      (1.8)
Other                                                          0.1      (1.0)                         1.9        1.0
                                         -----    -----     ------    ------         -----         ------     ------
Balance, June 30, 1998                   $ 0.3    $ 0.1     $ 37.8    $320.8         $ 7.4         $(27.2)    $339.2
                                         =====    =====     ======    ======         =====         ======     ======

Balance, December 31, 1997               $ 0.3    $ 0.1     $ 37.7    $300.3         $ 7.0         $(29.3)    $316.1
Net income                                                              27.5                                    27.5
Other comprehensive income (loss), net                                                 0.4                       0.4
                                                                                                              ------
     Comprehensive income                                                                                       27.9
Dividends                                                               (5.3)                                   (5.3)
Purchase of treasury stock                                                                           (1.9)      (1.9)
Other                                                          0.1      (1.7)                         4.0        2.4
                                         -----    -----     ------    ------         -----         ------     ------
Balance June 30, 1998                    $ 0.3    $ 0.1     $ 37.8    $320.8         $ 7.4         $(27.2)    $339.2
                                         =====    =====     ======    ======         =====         ======     ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 1999 and the results of operations and cash flows for the periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1999, due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

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

The Blount Holding Company, L.P., which holds shares representing approximately 63 percent of the outstanding Company stock on a voting basis, has agreed to vote its shares in favor of the merger. The merger, which is expected to be completed during the third quarter of 1999, is subject to customary conditions including the completion of financing and the approval of the Company's stockholders.

On June 30, 1999, the Company announced that its Board of Directors has set July 9, 1999, as the record date for determining shareholders entitled to vote and to receive notice of the special meeting of shareholders, expected to be held in the third quarter of 1999, to vote on the adoption of the merger agreement described above. The special meeting will be held on August 18, 1999, at the

Company's headquarters, located at 4520 Executive Park Drive, Montgomery, Alabama 36116.

Lehman Brothers Merchant Banking Partnership is a $2.0 billion institutional merchant banking fund focused on investments in established operating companies.

During the second quarter and first six months of 1999, the Company incurred expenses of approximately $1.7 million and $2.3 million, respectively, associated with this transaction.

NOTE 3 During the first quarter of 1999, the Company donated art with a book value of $1.5 million and an appraised value of $4.7 million to The Blount Foundation, Inc., a charitable foundation. Winton M. Blount is a director of The Blount Foundation, Inc. On an after-tax basis, this donation had no significant effect on net income.

NOTE 4 The Company has two Rabbi Trusts established which require the funding of certain executive benefits upon a change in control or threatened change in control such as the merger described in Note 2 of Notes to Condensed Consolidated Financial Statements. During the second quarter of 1999, approximately $10.4 million was funded under these trusts with approximately $7.1 million coming from the proceeds of officer life insurance loans and $3.3 million from general corporate funds. At June 30, 1999, approximately $22.5 million was held in these trusts and is included in "Other assets" in the Condensed Consolidated Balance Sheet.

The unused proceeds from industrial development revenue bonds are held in trust and released as qualified capital expenditures are made. At June 30, 1999, approximately $3.3 million was held in trust and is included in "Other assets" in the Condensed Consolidated Balance Sheet.

NOTE 5  Inventories consist of the following (in millions):

                                                June 30,      December 31,
                                                  1999            1998
         ---------------------------------    ------------    ------------
         Finished goods                          $ 75.2          $ 73.6
         Work in process                           23.6            19.3
         Raw materials and supplies                32.4            28.1
         ---------------------------------       ------          ------
                                                 $131.2          $121.0
         ---------------------------------       ======          ======

NOTE 6  Segment information is as follows (in millions):

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1999       1998        1999       1998
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 84.3     $ 80.9      $160.5     $158.4
   Sporting Equipment                   71.2       61.9       141.5      123.2
   Industrial and Power Equipment       27.7       62.3        66.3      123.2
----------------------------------    ------     ------      ------     ------
                                      $183.2     $205.1      $368.3     $404.8
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 19.6     $ 17.2      $ 35.7     $ 33.2
   Sporting Equipment                    9.6        5.3        15.1        9.4
   Industrial and Power Equipment       (5.9)       8.5        (5.0)      18.5
----------------------------------    ------     ------      ------     ------
Operating income from segments          23.3       31.0        45.8       61.1
Corporate office expenses               (5.6)      (5.6)      (12.2)     (10.7)
----------------------------------    ------     ------      ------     ------
   Income from operations               17.7       25.4        33.6       50.4
Interest expense                        (3.6)      (3.7)       (7.1)      (6.7)
Interest income                          0.4        0.5         1.0        0.8
Other income (expense), net                         0.2        (0.1)       0.2
----------------------------------    ------     ------      ------     ------
Income before income taxes            $ 14.5     $ 22.4      $ 27.4     $ 44.7
----------------------------------    ======     ======      ======     ======

NOTE 7 In 1989, the United States Environmental Protection Agency ("EPA") designated a predecessor of the Company as one of four potentially responsible parties ("PRPs") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin ("the Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were later purchased by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company is not liable and is not properly a PRP. Although management believes the EPA is wrong on the successor liability issue, with other PRPs, the Company made a good faith offer to the EPA to pay a portion of the Site clean-up costs. The offer was rejected and the EPA and State of Wisconsin ("the State") proceeded with the clean-up at a cost of approximately $12 million. The EPA and the State brought suit in 1996 against the Town of Onalaska ("the Town") and a second PRP, Metallics, Inc., to recover response costs. On December 18, 1996, the United States District Court for the Western District of Wisconsin approved and entered Consent Decrees pursuant to which the Town and Metallics, Inc. settled the suit and will pay a total of over $1.8 million to the EPA and the State. The Company continues to maintain that it is not a liable party. The EPA has not taken action against the Company, nor has the EPA accepted the Company's position. The Company does not know the financial status of the other named and unnamed PRPs who may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

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

NOTE 8 Income taxes paid during the six months ended June 30, 1999 and 1998 were $11.2 million and $21.8 million. Interest paid during the six months ended June 30, 1999 and 1998 was $6.0 million and $12.4 million.

NOTE 9 For the three months and six months ended June 30, 1999 and 1998, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                 ----------------------  ----------------------
                                    1999        1998        1999        1998
------------------------------   ----------  ----------  ----------  ----------
Net income (in millions)         $      8.9  $     13.8  $     17.7  $     27.5
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  37,077,393  37,596,170  37,069,452  37,550,044
   Dilutive effect of stock
      options                     1,097,572   1,230,178   1,047,915   1,156,905
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   38,174,965  38,826,348  38,117,367  38,706,949
------------------------------   ==========  ==========  ==========  ==========

Options to purchase 560,600 shares were granted during the first quarter of 1999 under the 1998 Blount Long-Term Executive Stock Option Plan.

NOTE 10 Blount, Inc. is a wholly-owned subsidiary of Blount International, Inc. Summarized unaudited consolidated financial information for Blount, Inc. is as follows (in millions):

                                                         June 30,  December 31,
                                                          1999         1998
-----------------------------------------------          --------  ------------
Current assets                                            $359.4      $351.3
Noncurrent assets                                          333.6       341.8
-----------------------------------------------           ------      ------
     Total assets                                         $693.0      $693.1
-----------------------------------------------           ======      ======

Current liabilities                                       $ 96.9      $ 92.4
Noncurrent liabilities                                     221.9       219.2
Stockholder's equity                                       374.2       381.5
-----------------------------------------------           ------      ------
     Total liabilities and stockholder's equity           $693.0      $693.1
-----------------------------------------------           ======      ======

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1999       1998        1999       1998
----------------------------------   --------   --------    --------   --------
Sales                                 $183.2     $205.1      $368.3     $404.8
Gross profit                            51.8       63.1       105.0      123.6
Net income                               9.1       14.2        18.1       28.2
----------------------------------    ------     ------      ------     ------

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and six months ended June 30, 1999, were $183.2 million and $368.3 million compared to $205.1 million and $404.8 million for the comparable periods of the prior year. Net income for the second quarter and first half of 1999 was $8.9 million ($.24 per diluted share) and $17.7 million ($.47 per diluted share) compared to net income of $13.8 million ($.35 per diluted share) and $27.5 million ($.71 per diluted share) for the comparable periods of the prior year. These results reflect a significant reduction in sales and operating income from the Industrial and Power Equipment segment due to adverse market conditions and record results from the Sporting Equipment segment and the Outdoor Products segment. Corporate expenses include expenses of $1.7 million and $2.3 million during the second quarter and first half of 1999 associated with the possible sale of the Company and a donation of art with a book value of $1.5 million in the first quarter (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements). Excluding the expenses associated with the possible sale of the Company and the donation of art, selling, general and administrative expenses decreased by $5.3 million and $5.6 million during the second quarter and first half of 1999, respectively, as compared to the same periods in the prior year. These decreases reflect cost reduction efforts at each segment and the corporate office. The Company's effective income tax rate was lower by 3.4% in the first six months of 1999 as a result of the donation of art. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Sales for the Outdoor Products segment for the second quarter and first six months of 1999 were $84.3 million and $160.5 million compared to $80.9 million and $158.4 million during the second quarter and first six months of 1998. Operating income was $19.6 million and $35.7 million during the second quarter and first six months of 1999 compared to $17.2 million and $33.2 million in the comparable periods of the prior year. Sales reflect a higher volume of sales of lawn mowers and accessories and from flat to slightly lower sales of other product lines as indicated in the following table (in millions):

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  1999     1998    in 1999     1999     1998    in 1999
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 49.3   $ 49.1      0.4%    $ 94.9   $ 97.7    (2.9)%
Lawn mowers and accessories        24.9     21.5     15.8       45.3     39.6    14.4
Other                              10.1     10.3     (1.9)      20.3     21.1    (3.8)
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 84.3   $ 80.9      4.2%    $160.5   $158.4     1.3 %
---------------------------      ======   ======              ======   ======

The improvement in operating income is primarily due to the higher sales of lawn mowers and accessories, higher sales to Southeast Asia, partially offset by lower sales to Europe and South America, and the positive effect of favorable exchange rates of approximately $0.9 million and $1.6 million during the second quarter and first six months of 1999, respectively.

Sales for the Sporting Equipment segment were up significantly to $71.2 million and $141.5 million in the second quarter and first six months of 1999 from $61.9 million and $123.2 million in the prior year. Operating income increased to

$9.6 million and $15.1 million in the current year's second quarter and first half from $5.3 million and $9.4 million for the same periods during the prior year. These improved results reflect a higher volume, particularly for ammunition and related components and sports optical products, as reflected in the following table (in millions):

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                  1999     1998    in 1999     1999     1998    in 1999
---------------------------      ------   ------  ----------  ------   ------  ----------
Ammunition and related products  $ 53.5   $ 49.3      8.5%    $105.0   $ 93.9    11.8%
Sports optical products             8.5      4.9     73.5       16.7     13.0    28.5
Other                               9.2      7.7     19.5       19.8     16.3    21.5
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 71.2   $ 61.9     15.0%    $141.5   $123.2    14.9%
---------------------------      ======   ======              ======   ======

Additionally, in the second half of 1998, the sporting equipment segment completed certain cost reduction activities by consolidating its raw materials purchasing and sales and marketing organizations, transferring certain production to lower cost facilities and eliminating certain outsourcing. The estimated annual savings from these efforts are approximately $3.7 million, approximately half of which was realized in operating income in the first half of 1999.

The Company's industrial and power equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general. A key indicator of this segment's market is the price of Northern Bleach Softwood Kraft ("pulp") which declined 20% from an average of $598 per ton in the fourth quarter of 1997 to an average of $480 per ton in the first six months of 1999 ($460 per ton in the first quarter and $500 per ton in the second quarter), resulting in the depressed market conditions characterized by sales declines of over 50% in the Company's most important market (the Southeastern United States) and the need to offer discounts in response to extremely aggressive competition for available sales. Operating results for the Industrial and Power Equipment segment were adversely affected by these poor market conditions in the second quarter and first six months of 1999. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Decrease                   % Decrease
                                  1999     1998    in 1999     1999     1998    in 1999
---------------------------      ------   ------  ----------  ------   ------  ----------
Timber harvesting and loading
  equipment                      $ 20.8   $ 54.8    (62.0)%   $ 53.5   $108.7   (50.8)%
Gear components and rotation
  bearings                          6.9      7.5     (8.0)      12.8     14.5   (11.7)
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 27.7   $ 62.3    (55.5)%   $ 66.3   $123.2   (46.2)%
---------------------------      ======   ======              ======   ======

This segment incurred an operating loss of $5.9 million and $5.0 million during the second quarter and first six months of 1999, respectively, compared to operating income of $8.5 million and $18.5 million during the comparable periods of 1998, primarily due to the sharply reduced demand. In response to these conditions, the Company has implemented a program of production consolidation and realignments in this segment to lower costs and improve productivity. Manpower has been reduced by 37% from a year earlier. One manufacturing facility was closed during the first six months of 1999 with its production shifted to other Company plants. Another small facility will be closed during the third quarter of 1999 with its production outsourced. Costs of $1.3 million and $1.9 million related to these plant closings were charged to operations during the second quarter and first half of 1999, respectively, with additional costs of about $0.3 million expected in the third quarter of 1999. Management anticipates an annual cost savings of approximately $3.7 million as a result of these actions beginning in the third quarter of 1999. With recent pulp price increases, low pulp inventory levels, increased demand for pulp and pulp products from the recovering economies of Southeast Asia and an improved order backlog, management is cautiously optimistic of a second half improvement in this segment, although the extent and timing of any improvement is highly uncertain. If the current slowdown continues, it would be unlikely that this segment could achieve historical levels of sales and profitability.

The Company's total backlog increased to $90.9 million at June 30, 1999, from $61.3 million at December 31, 1998, and $83.4 million at June 30, 1998, as follows (in millions):

                                                         Backlog
                                          --------------------------------------
                                          June 30,    December 31,     June 30,
                                            1999          1998           1998
------------------------------------      --------    ------------    ----------
Outdoor Products                           $ 29.9        $ 30.2         $ 26.9
Sporting Equipment                           31.2          15.1           25.3
Industrial and Power Equipment               29.8          16.0           31.2
------------------------------------       ------        ------         ------
                                           $ 90.9        $ 61.3         $ 83.4
------------------------------------       ======        ======         ======

Management continuously reviews for potential cost reductions. In addition to cost savings efforts commented on elsewhere within management's discussion and analysis, studies are underway to evaluate distribution processes and distribution facility needs. These studies are expected to be completed in late 1999. While no assurance can be given that savings could be achieved until these studies are completed, management estimates that potential annual savings will range from $2 million to $4 million with implementation expenses estimated to be $1.5 million to $2.5 million. Actual results could vary significantly from the estimate.

Financial Condition, Liquidity and Capital Resources

At June 30, 1999, the Company had no amounts outstanding under its $150 million revolving credit agreement. The Company had senior notes outstanding in the principal amount of $150 million which mature in 2005. The long-term debt to equity ratio was .44 to 1 at June 30, 1999 and .46 to 1 at December 31, 1998. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for the terms and conditions of the revolving credit agreement and the senior notes.

Cash balances at June 30, 1999, were $38.0 million compared to $45.1 million at December 31, 1998. Cash provided by operating activities was $6.9 million in the first half of 1999 compared to $14.3 million during the prior year's first half, principally due to a net income decrease of $9.8 million. Working capital increased to $255.8 million at June 30, 1999, compared to $232.2 million at December 31, 1998. Accounts receivable increased by $26.3 million, inventories by $10.2 million and accounts payable by $8.6 million. The higher inventories reflect increases of $8.4 million at the sporting equipment segment and $1.4 million at the outdoor products segment resulting from a normal seasonal build-up in anticipation of third quarter sales. The accounts payable increase reflects additional raw material purchases principally related to the inventory increase. The accounts receivable increase reflects higher sales by the outdoor products segment as compared to the fourth quarter of 1998 and longer terms used as a marketing tool by the sporting equipment and industrial and power equipment segments.

Accounts receivable at June 30, 1999, and December 31, 1998, and sales by segment for the second quarter of 1999 compared to the fourth quarter of 1998 were as follows (in millions):

                                          June 30,    December 31,     Increase
                                            1999          1998        (Decrease)
------------------------------------      --------    ------------    ----------
Accounts Receivable:
  Outdoor Products                         $ 59.4        $ 56.7         $  2.7
  Sporting Equipment                         68.7          41.5           27.2
  Industrial and Power Equipment             29.7          33.5           (3.8)
------------------------------------       ------        ------         ------
    Total segment receivables              $157.8        $131.7         $ 26.1
------------------------------------       ======        ======         ======

                                             Three Months Ended
                                          June 30,    December 31,     Increase
                                            1999          1998        (Decrease)
------------------------------------      --------    ------------    ----------
Sales:
  Outdoor Products                         $ 84.3        $ 79.2         $  5.1
  Sporting Equipment                         71.2          69.5            1.7
  Industrial and Power Equipment             27.7          51.8          (24.1)
------------------------------------       ------        ------         ------
    Total segment sales                    $183.2        $200.5         $(17.3)
------------------------------------       ======        ======         ======

The Company's outdoor products segment includes Oregon Cutting Systems, Frederick Manufacturing and Dixon Industries. In order to produce and ship products efficiently and ensure an adequate supply during the spring to summer selling season, Dixon Industries, which produces lawn mowers, and Frederick Manufacturing, which produces lawn mower blades and accessories, offer extended payment terms in the fall and winter. Receivable balances as a result peak in March and reach their low point in August. The higher sales by the outdoor products segment are the principal reason for the increase in that segment's receivables as compared to year-end, partially offset by a reduction in extended term receivables of approximately $3 million. Because of the seasonal nature of the sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and in response to competitor programs, the Company offers extended payment terms within its sporting equipment segment in advance of the fall hunting season. As a result, receivables tend to peak in September and reach their low point in January. At June 30, 1999, extended term receivables were $20.5 million greater than at December 31, 1998. In addition, an unusually large payment ($4 million) due after December 31, 1998, was received prior to December 31, 1998, from this segment's largest customer. A similar advance payment was not received in the second quarter of 1999. The remaining increase of approximately $2.7 million reflects several factors, none of which is significant. In response to the adverse market conditions described in "Operating Results," the Industrial and Power Equipment segment began offering in the fourth quarter of 1998 payment terms of 90, 120 and, in some cases, 180 days to certain dealers based on their financial strength. At June 30, 1999, there were approximately $14.4 million in receivables with extended terms compared to $14.5 million at December 31, 1998. Extended term receivables at June 30, 1999, represent 52% of second quarter 1999 sales while extended term receivables at December 31, 1998, represent 28% of fourth quarter 1998 sales. The use of extended terms has been the primary reason for a decrease in receivables of only 11.3% since year-end despite a 46.5% decrease in sales.

The Company has absorbed the increased receivables resulting from extended terms through operating cash flows and, given the historically stronger second half operating cash flows (in 1998, first half operating cash flows were $14.3 million and second half operating cash flows were $74.6 million), the Company expects operating cash flows will be sufficient to cover any further increases until market conditions in the industrial and power equipment segment improve and terms return to those normally extended. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms.

Cash used in investing and financing activities in the first six months of 1999 was $9.9 million and $4.1 million, respectively, reflecting principally purchases of property, plant and equipment of $6.7 million and the payment of dividends of $5.2 million.

Immediately after the proposed merger transaction described in Note 2 to Notes to Condensed Consolidated Financial Statements, the Company would be substantially leveraged which may adversely affect its operations. It is estimated that the Company would have total liabilities of $1.0 billion, total debt of $0.9 billion and a stockholders' deficit of $0.3 billion.

This substantial leverage could have important consequences for the Company, including the following:

1. the ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired or that kind of financing may not be on favorable terms;

2. a substantial portion of cash flows available from operations will be dedicated to the payment of principal and interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;

3. a substantial decrease in net income and cash flows or an increase in expenses may make it difficult to meet debt service requirements or force the Company to modify operations; and

4. substantial leverage may make the Company more vulnerable to economic downturns and competitive pressure.

Management believes that, subsequent to the proposed merger, cash generated from operations, together with amounts expected to be available under the proposed credit facilities, will be sufficient to meet the Company's working capital, capital expenditure and other cash needs in the foreseeable future. However, there can be no assurance that this will be the case.

Assuming the merger is completed, the Company has identified savings which will be effected in the Company's corporate office including the elimination of the office of the Chairman, consolidation of certain similar corporate and segment functions, and outsourcing of certain corporate administrative functions. Savings are estimated to be approximately $7.3 million with costs incurred to implement these changes estimated to be $4.0 million to $5.0 million.

Impact of Year 2000 Issue

The Company has been evaluating its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on its assessment, the Company determined that it was necessary to modify or replace a portion of its information systems and other equipment. As of June 30, 1999, the Company is approximately 98% complete in the modification or replacement and testing of the critical software, hardware and equipment requiring remediation. The Company expects to have completed all remaining internal remediation activities by September 1999.

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

The total estimated cost of the Year 2000 project, including system upgrades, is approximately $5.6 million and is being funded by operating cash flows. As of June 30, 1999, costs of $5.0 million had been incurred. Of the total cost of the project, approximately $2.9 million is attributable to new software and equipment, which is being capitalized. The remaining costs are expensed as incurred.

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

Although the Company has not finalized its contingency plans for possible Year 2000 issues, it has completed initial communication with key third parties and non-key third parties as noted above and is presently evaluating and assessing risks including identification of alternate sources of materials and supplies where appropriate. The Company has completed testing on all critical systems. Where needed, the Company will establish contingency plans based on results of its testing, its evaluation and assessment of third party responses and other outside risks. The Company anticipates the majority of its contingency plans to be in place by September 30,1999.

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

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect on consolidated results of operations, financial position or cash flows upon adoption of SFAS No. 133, but does expect a small reduction in stockholders' equity.

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



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant



Date:  July 20, 1999                             /s/ Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer