Form 10-Q
period 1999-09-30
BLOUNT INTERNATIONAL INC
filed 1999-11-15
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
      Class of Common Stock                              September 30, 1999
      ---------------------                              ------------------
         $.01 Par Value                                  30,795,984 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months and nine months ended
        September 30, 1999 and 1998                                  3

     Condensed Consolidated Balance Sheets -
        September 30, 1999 and December 31, 1998                     4

     Condensed Consolidated Statements of Cash Flows -
        nine months ended September 30, 1999 and 1998                5

     Condensed Consolidated Statements of
        Changes in Stockholders' Equity (Deficit) -
        three months and nine months ended
        September 30, 1999 and 1998                                6-7

     Notes to Condensed Consolidated Financial Statements            8

     Management's Discussion and Analysis                           19


Part II.  Other Information                                         26

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       1999       1998        1999       1998
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $219.6     $226.6      $587.9     $631.4
Cost of sales                          156.1      155.9       419.4      437.1
----------------------------------    ------     ------      ------     ------
Gross profit                            63.5       70.7       168.5      194.3
Selling, general and
  administrative expenses               35.8       37.0       105.0      110.2
Merger expenses                         72.4        0.1        74.6        0.1
----------------------------------    ------     ------      ------     ------
Income (loss) from operations          (44.7)      33.6       (11.1)      84.0
Interest expense                       (13.4)      (4.1)      (20.5)     (10.8)
Interest income                          2.0        0.9         3.0        1.7
Other income, net                        0.4        0.1         0.3        0.3
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes      (55.7)      30.5       (28.3)      75.2
Provision (benefit) for income taxes   (13.1)      11.3        (3.4)      28.5
----------------------------------    ------     ------      ------     ------
Income (loss) before extraordinary
  loss                                 (42.6)      19.2       (24.9)      46.7
Extraordinary loss on repurchase
  of debt, net                                     (2.0)                  (2.0)
----------------------------------    ------     ------      ------     ------
Net income (loss)                     $(42.6)    $ 17.2      $(24.9)    $ 44.7
----------------------------------    ======     ======      ======     ======
Basic earnings per share:
Income (loss) before extraordinary
  loss                                $ (.79)    $  .26      $(.37)     $  .62
Extraordinary loss on repurchase
  of debt, net                                     (.03)                  (.03)
----------------------------------    ------     ------      ------     ------
Net income (loss)                     $ (.79)    $  .23      $(.37)     $  .60
----------------------------------    ======     ======      ======     ======
Diluted earnings per share:
Income (loss) before extraordinary
  loss                                $ (.79)    $  .26      $(.37)     $  .61
Extraordinary loss on repurchase
  of debt, net                                     (.03)                  (.03)
----------------------------------    ------     ------      ------     ------
Net income (loss)                     $ (.79)    $  .23      $(.37)     $  .58
----------------------------------    ======     ======      ======     ======
Cash dividends declared per share:
  Class A Common Stock                           $ .036      $ .071     $ .107
                                                 ======      ======     ======
  Class B Common Stock                           $ .034      $ .067     $ .101
----------------------------------               ======      ======     ======


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                    September 30,  December 31,
                                                        1999           1998
                                                    -------------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
  Cash and cash equivalents                              $   30.3        $ 45.1
  Accounts receivable, net of allowance for
    doubtful accounts of $4.4 and $3.9                      181.7         132.3
  Inventories                                               124.3         121.0
  Deferred income taxes                                      22.0          22.0
  Other current assets                                       20.1           6.7
------------------------------------------------         --------        ------
          Total current assets                              378.4         327.1
Property, plant and equipment, net of accumulated
  depreciation of $225.2 and $209.9                         173.5         182.9
Cost in excess of net assets of acquired businesses, net    112.5         114.7
Other assets                                                 71.1          44.1
------------------------------------------------         --------        ------
Total Assets                                             $  735.5        $668.8
------------------------------------------------         ========        ======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt $   23.4        $  0.7
  Accounts payable                                           38.2          30.4
  Accrued expenses                                           83.7          63.8
------------------------------------------------         --------        ------
          Total current liabilities                         145.3          94.9
Long-term debt, exclusive of current maturities             856.5         161.6
Deferred income taxes                                        13.0          13.0
Other liabilities                                            47.1          44.7
------------------------------------------------         --------        ------
          Total liabilities                               1,061.9         314.2
------------------------------------------------         --------        ------
Commitments and Contingent Liabilities
Stockholders' equity (deficit):
  Common stock (par value $.01 per share, 100,000,000
    shares authorized, 30,795,984 outstanding)                0.3
  Common Stock: par value $.01 per share
    Class A: 27,428,105 shares issued                                       0.3
    Class B, convertible: 11,479,471 shares issued                          0.1
  Capital in excess of par value of stock                   417.2          38.7
  Retained earnings (deficit)                              (751.1)        348.9
  Accumulated other comprehensive income                      7.2           7.6
  Less Class A treasury stock at cost, 1,852,302 shares                   (41.0)
------------------------------------------------         --------        ------
          Total stockholders' equity (deficit)             (326.4)        354.6
------------------------------------------------         --------        ------
Total Liabilities and Stockholders' Equity (Deficit)     $  735.5        $668.8
------------------------------------------------         ========        ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                              1999       1998
------------------------------------------------            --------   --------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net income (loss)                                       $   (24.9)   $ 44.7
   Extraordinary loss                                                      2.0
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                        24.8      23.0
      Deferred income taxes                                               (0.2)
      Loss (gain) on disposals of property, plant
         and equipment                                          (0.4)
      Changes in assets and liabilities:
            Increase in accounts receivable                    (49.4)    (27.5)
            (Increase) decrease in inventories                  (3.3)      6.3
            Increase in other assets                            (7.2)     (0.3)
            Increase (decrease) in accounts payable              7.0      (7.4)
            Decrease in accrued expenses                        22.4       4.0
            Increase (decrease) in other liabilities             2.1      (0.8)
------------------------------------------------           ---------    ------
      Net cash provided by (used in) operating activities      (28.9)     43.8
------------------------------------------------           ---------    ------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant and equipment          0.7       0.1
   Purchases of property, plant and equipment                  (11.9)    (14.9)
   Acquisitions of businesses and product lines                 (0.6)    (16.6)
   Other                                                        (3.3)
------------------------------------------------           ---------    ------
      Net cash used in investing activities                    (15.1)    (31.4)
------------------------------------------------           ---------    ------
Cash Flows From Financing Activities:
   Net decrease in short-term borrowings                                  (0.3)
   Issuance of long-term debt                                  697.4     149.4
   Reduction of long-term debt                                  (7.7)   (137.3)
   Decrease in restricted funds                                  0.2       0.4
   Redemption of common stock                               (1,068.8)
   Capital contribution                                        417.5
   Dividends paid                                               (7.8)     (7.9)
   Purchase of treasury stock                                            (16.2)
   Other                                                        (1.6)      4.3
------------------------------------------------           ---------    ------
      Net cash provided by (used in)
         financing activities                                   29.2      (7.6)
------------------------------------------------           ---------    ------

   Net increase (decrease) in cash and cash equivalents        (14.8)      4.8
   Cash and cash equivalents at beginning of period             45.1       4.8
------------------------------------------------           ---------    ------
   Cash and cash equivalents at end of period              $    30.3    $  9.6
------------------------------------------------           =========    ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(In millions)
                                                                                               Accumulated
                                                    Common Stock      Capital     Retained       Other
                                         Common   ----------------   In Excess    Earnings    Comprehensive   Treasury
                                         Stock    Class A  Class B    of Par      (Deficit)      Income        Stock       Total
                                         ------   -------  -------   ---------    ---------   -------------   --------   ----------
THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1999:
Balance, June 30, 1999                             $ 0.3    $ 0.1      $ 38.8     $   361.2      $  7.2       $(40.1)    $   367.5
Net loss                                                                              (42.6)                                 (42.6)
Other comprehensive income (loss), net                                                                                         0.0
                                                                                                                         ---------
     Comprehensive income                                                                                                    (42.6)
Other                                                                                  (0.2)                     0.2
Merger related activity (see Note 2):
  Retirement of treasury stock                                          (38.8)         (1.1)                    39.9
  Redemption of common stock                        (0.3)    (0.1)                 (1,068.4)                              (1,068.8)
  Capital contribution                   $ 0.3                          417.2                                                417.5
                                         -----     -----    -----      ------     ---------      ------       ------     ---------
Balance, September 30, 1999              $ 0.3     $ 0.0    $ 0.0      $417.2     $  (751.1)     $  7.2       $  0.0     $  (326.4)
                                         =====     =====    =====      ======     =========      ======       ======     =========

Balance, December 31, 1998                         $ 0.3    $ 0.1      $ 38.7     $   348.9      $  7.6       $(41.0)    $   354.6
Net loss                                                                              (24.9)                                 (24.9)
Other comprehensive income (loss), net                                                             (0.4)                      (0.4)
                                                                                                                         ---------
     Comprehensive income                                                                                                    (25.3)
Dividends                                                                              (5.2)                                  (5.2)
Other                                                                     0.1          (0.4)                     1.1           0.8
Merger related activity (see Note 2):
  Retirement of treasury stock                                          (38.8)         (1.1)                    39.9
  Redemption of common stock                        (0.3)    (0.1)                 (1,068.4)                              (1,068.8)
  Capital contribution                   $ 0.3                          417.2                                                417.5
                                         -----     -----    -----      ------     ---------      ------       ------     ---------
Balance, September 30, 1999              $ 0.3     $ 0.0    $ 0.0      $417.2     $  (751.1)     $  7.2       $  0.0     $  (326.4)
                                         =====     =====    =====      ======     =========      ======       ======     =========

                                                                                               Accumulated
                                                    Common Stock      Capital                    Other
                                         Common   ----------------   In Excess    Retained    Comprehensive   Treasury
                                         Stock    Class A  Class B    of Par      Earnings       Income        Stock       Total
                                         ------   -------  -------   ---------    ---------   -------------   --------   ----------
THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1998:
Balance, June 30, 1998                             $ 0.3    $ 0.1      $ 37.8     $   320.8      $  7.4       $(27.2)    $   339.2
Net income                                                                             17.2                                   17.2
Other comprehensive income (loss), net                                                              0.4                        0.4
                                                                                                                         ---------
     Comprehensive income                                                                                                     17.6
Dividends                                                                              (2.6)                                  (2.6)
Purchase of treasury stock                                                                                     (14.3)        (14.3)
Other                                                                     0.1          (0.5)                     2.2           1.8
                                                   -----    -----      ------     ---------       -----        ------     ---------
Balance, September 30, 1998                        $ 0.3    $ 0.1      $ 37.9     $   334.9      $  7.8       $(39.3)    $   341.7
                                                   =====    =====      ======     =========      ======       ======     =========

Balance, December 31, 1997                         $ 0.3    $ 0.1      $ 37.7     $   300.3      $  7.0       $(29.3)    $   316.1
Net income                                                                             44.7                                   44.7
Other comprehensive income (loss), net                                                              0.8                        0.8
                                                                                                                         ---------
     Comprehensive income                                                                                                     45.5
Dividends                                                                              (7.9)                                  (7.9)
Purchase of treasury stock                                                                                     (16.2)        (16.2)
Other                                                                     0.2          (2.2)                     6.2           4.2
                                                   -----    -----      ------     ---------      ------       ------     ---------
Balance, September 30, 1998                        $ 0.3    $ 0.1      $ 37.9     $   334.9      $  7.8       $(39.3)    $   341.7
                                                   =====    =====      ======     =========      ======       ======     =========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1999 and the results of operations and cash flows for the periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1999, due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

The Company's Internet home page is http://www.blount.com.

NOTE 2 On August 19, 1999, Blount International, Inc., a Delaware corporation, merged with Red Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P. ("Lehman"). The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 18, 1999. Lehman is a $2.0 billion institutional merchant banking fund focused on investments in established operating companies. This transaction was accounted for as a recapitalization under generally accepted accounting principles. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the transaction.

As a result of the proration and stock election procedures related to the merger, approximately 1.5 million shares of Blount International's pre-merger outstanding common stock were retained by existing shareholders and exchanged, on a two-for-one basis, for 3.0 million shares of post-merger outstanding common stock. All share and per share information for periods prior to the merger have been restated to reflect the split. Lehman and certain members of Company management made a capital contribution of approximately $417.5 million and received approximately 27.8 million shares of post-merger outstanding common stock. Lehman controls approximately 87% of the 30.8 million shares outstanding following the merger.

The merger was financed by the equity contribution of $417.5 million, senior term loans of $400 million and senior subordinated notes of $325 million issued by Blount, Inc., a wholly-owned subsidiary of Blount International, Inc. The new credit facilities include two term loan facilities in an aggregate principal amount of $400.0 million, comprised of a $60.0 million Tranche A Term Loan ($55.0 million of which was outstanding at September 30, 1999) and a $340.0 million Tranche B Term Loan, and a $100.0 million revolving credit facility.
The Tranche A Term Loan has quarterly repayments that increase periodically from $2,000,000 beginning on December 31, 1999 to $3,750,000 by the maturity date, June 30, 2004. The Tranche B Term Loan has quarterly repayments of $850,000 beginning on December 31, 1999 until June 30, 2005 and then increasing to $80,000,000 on September 30, 2005 until March 31, 2006, with a final payment of $80,450,000 on the maturity date, June 30, 2006. The Company and all of the Company's domestic subsidiaries guarantee Blount, Inc.'s obligations under the debt issued to finance the merger. Blount, Inc.'s obligations and its domestic subsidiaries' guarantee obligations under the new credit facilities are collateralized by a first priority security interest in substantially all of their respective assets. The Company's guarantee obligations in respect of the new credit facilities are collateralized by a pledge of all of Blount, Inc.'s capital stock. The 7.0% notes share equally and ratably in certain of the collateral securing the new credit facilities.

Long-term debt at September 30, 1999 and December 31, 1998 consists of the following:

                                                    September 30,  December 31,
                                                        1999           1998
------------------------------------------------    -------------  ------------
13% Senior subordinated notes, maturing on
  August 1, 2009                                       $325.0
7% Senior notes (net of discount), maturing on
  June 15, 2005                                         148.7         $148.6
Senior term loans:
  Tranche A, maturing at various dates through
    June 30, 2004, interest at 8.63% at
    September 30, 1999                                   55.0
  Tranche B, maturing at various dates through
    June 30, 2006, interest at 9.38% at
    September 30, 1999                                  340.0
Industrial development revenue bonds payable,
  maturing between 1999 and 2013, interest at varying
  rates (principally 3.95% at September 30, 1999)        10.5           13.1
Other long-term debt, interest at 9.25% at
  September 30, 1999                                      0.4            0.4
Lease purchase obligations, interest at varying
  rates, payable in installments to 2000                  0.3            0.2
------------------------------------------------       ------         ------
                                                        879.9          162.3
Less current maturities                                 (23.4)          (0.7)
------------------------------------------------       ------         ------
                                                       $856.5         $161.6
------------------------------------------------       ======         ======

In August 1999, the Company replaced its $150 million revolving credit agreement expiring April 1, 2002, with a new $100 million revolving credit agreement expiring on August 19, 2004. At September 30, 1999, no amounts were outstanding under the new $100 million revolving credit agreement. The $100 million revolving credit agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of total debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the agreement. The new agreement contains covenants relating to indebtedness, liens, mergers, consolidations, disposals of property, payment of dividends, capital expenditures, investments, optional payments and modifications of the agreements, transactions with affiliates, sales and leasebacks, changes in fiscal periods, negative pledges, subsidiary distributions, lines of business, hedge agreements, and activities of the Company and requires the Company to maintain certain leverage and interest coverage ratios.

NOTE 3 During the first quarter of 1999, the Company donated art with a book value of $1.5 million and an appraised value of $4.7 million to The Blount Foundation, Inc., a charitable foundation. Winton M. Blount is a director of The Blount Foundation, Inc. On an after-tax basis, this donation had no significant effect on net income.

NOTE 4 The Company has two Rabbi Trusts established which require the funding of certain executive benefits upon a change in control or threatened change in control such as the merger described in Note 2 of Notes to Condensed Consolidated Financial Statements. During the second quarter of 1999, approximately $10.4 million was funded under these trusts with approximately $7.1 million coming from the proceeds of officer life insurance loans and $3.3 million from general corporate funds. At September 30, 1999, approximately $20.9 million was held in these trusts and is included in "Other assets" in the Condensed Consolidated Balance Sheet.

The unused proceeds from industrial development revenue bonds are held in trust and released as qualified capital expenditures are made. At September 30, 1999, approximately $3.3 million was held in trust and is included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheet. On October 4, 1999, the Company redeemed all of its outstanding industrial development revenue bonds in the amount of $10.5 million using the $3.3 million held in trust and $7.2 million of cash.

NOTE 5  Inventories consist of the following (in millions):

                                              September 30,   December 31,
                                                  1999            1998
         ---------------------------------    -------------   ------------
         Finished goods                          $ 65.7          $ 73.6
         Work in process                           26.5            19.3
         Raw materials and supplies                32.1            28.1
         ---------------------------------       ------          ------
                                                 $124.3          $121.0
         ---------------------------------       ======          ======

NOTE 6  Segment information is as follows (in millions):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       1999       1998        1999       1998
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 82.7     $ 77.8      $243.2     $236.2
   Sporting Equipment                   98.5       94.1       240.0      217.3
   Industrial and Power Equipment       38.4       54.7       104.7      177.9
----------------------------------    ------     ------      ------     ------
                                      $219.6     $226.6      $587.9     $631.4
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 17.9     $ 17.4      $ 53.6     $ 50.6
   Sporting Equipment                   13.6       14.9        28.7       24.3
   Industrial and Power Equipment       (0.7)       5.6        (5.7)      24.1
----------------------------------    ------     ------      ------     ------
Operating income from segments          30.8       37.9        76.6       99.0
Corporate office expenses               (3.1)      (4.2)      (13.1)     (14.9)
Merger expenses                        (72.4)      (0.1)      (74.6)      (0.1)
----------------------------------    ------     ------      ------     ------
   Income (loss) from operations       (44.7)      33.6       (11.1)      84.0
Interest expense                       (13.4)      (4.1)      (20.5)     (10.8)
Interest income                          2.0        0.9         3.0        1.7
Other income, net                        0.4        0.1         0.3        0.3
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes     $(55.7)    $ 30.5      $(28.3)    $ 75.2
----------------------------------    ======     ======      ======     ======

NOTE 7 Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are expected in the near future. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

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

NOTE 8 Income taxes paid during the nine months ended September 30, 1999 and 1998 were $11.7 million and $31.7 million. Interest paid during the nine months ended September 30, 1999 and 1998 was $39.5 million and $15.5 million.

NOTE 9 For the three months and nine months ended September 30, 1999 and 1998, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                 ----------------------  ----------------------
                                    1999        1998        1999        1998
------------------------------   ----------  ----------  ----------  ----------
Income (loss) before
  extraordinary loss             $    (42.6) $     19.2  $    (24.9) $     46.7
Extraordinary loss on
  repurchase of debt, net                          (2.0)                   (2.0)
------------------------------   ----------  ----------  ----------  ----------
Net income (loss)                $    (42.6) $     17.2  $    (24.9) $     44.7
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  53,667,708  74,660,816  67,315,172  74,953,664
   Dilutive effect of stock
      options                                 1,987,006               2,204,876
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   53,667,708  76,647,822  67,315,172  77,158,540
------------------------------   ==========  ==========  ==========  ==========

Options to purchase 1,121,200 shares were granted during the first quarter of 1999 under the 1998 Blount Long-Term Executive Stock Option Plan. As a result of the merger described in Note 2, all outstanding options were canceled through a payment associated with the merger. During the third quarter of 1999, the Company's Board of Directors adopted a new stock option plan under which options, either incentive stock options or nonqualified stock options, to purchase the Company's Common Stock may be granted to employees, directors, and other persons who perform services for the Company. The number of shares which may be issued under the plan may not exceed 2,875,000 shares. The option price per share for incentive stock options may not be less than 100% of the average closing sale price for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a nonqualified stock option shall be established on the date of grant and may be less than the fair market value of one share of Common Stock on the date of grant. During the third quarter of 1999, options were granted to purchase 2,301,302 shares at the price of $15 per share.

NOTE 10 The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Nine Months
Ended September 30, 1999
                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  310.2    $250.1       $121.8      $   (94.2)   $587.9
Cost of sales                                                   241.7     187.1         83.4          (92.8)    419.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     68.5      63.0         38.4           (1.4)    168.5
Selling, general and administrative expenses     $  0.8          46.8      29.3         28.1                    105.0
Merger expenses                                    69.5           5.1                                            74.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                     (70.3)         16.6      33.7         10.3           (1.4)    (11.1)
Interest expense                                                (30.9)     (0.1)                       10.5     (20.5)
Interest income                                     1.2           1.2      10.9          0.2          (10.5)      3.0
Other income (expense), net                                       0.5       0.3         (0.5)                     0.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (69.1)        (12.6)     44.8         10.0           (1.4)    (28.3)
Provision (benefit) for income taxes              (18.5)         (6.8)     17.0          4.9                     (3.4)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                            (50.6)         (5.8)     27.8          5.1           (1.4)    (24.9)
Equity in earnings of affiliated companies, net    25.7          31.5       3.4                       (60.6)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $(24.9)     $   25.7    $ 31.2       $  5.1      $   (62.0)   $(24.9)
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended September 30, 1999

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  109.9    $ 99.1       $ 43.1      $   (32.5)   $219.6
Cost of sales                                                    84.9      73.6         29.9          (32.3)    156.1
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     25.0      25.5         13.2           (0.2)     63.5
Selling, general and administrative expenses     $  0.2          14.0      11.9          9.7                     35.8
Merger expenses                                    69.5           2.9                                            72.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                     (69.7)          8.1      13.6          3.5           (0.2)    (44.7)
Interest expense                                                (16.9)                                  3.5     (13.4)
Interest income                                     1.2           0.4       3.8          0.1           (3.5)      2.0
Other income (expense), net                                       0.6       0.1         (0.3)                     0.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (68.5)         (7.8)     17.5          3.3           (0.2)    (55.7)
Provision (benefit) for income taxes              (18.3)         (2.9)      6.6          1.5                    (13.1)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                            (50.2)         (4.9)     10.9          1.8           (0.2)    (42.6)
Equity in earnings of affiliated
  companies, net                                    7.6          12.5       1.2                       (21.3)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $(42.6)     $    7.6    $ 12.1       $  1.8      $   (21.5)   $(42.6)
                                                 ======      ========    ======       ======      =========    ======

September 30, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   24.3    $ (0.4)      $  6.4                   $    30.3
  Accounts receivable, net                       $  1.2          70.9      92.7         16.9                       181.7
  Intercompany receivables                                      548.8     161.1                   $  (709.9)         --
  Inventories                                                    45.7      62.2         16.4                       124.3
  Deferred income taxes                                          22.0                                               22.0
  Other current assets                                           18.0       0.7          1.4                        20.1
                                                 ------      --------    ------       ------      ---------    ---------
    Total current assets                            1.2         729.7     316.3         41.1         (709.9)       378.4
Investments in affiliated companies               381.8         738.4      59.0          0.2       (1,179.4)         --
Property, plant and equipment, net                               73.8      74.4         25.3                       173.5
Cost in excess of net assets of acquired
  businesses, net                                                33.1      72.2          7.2                       112.5
Intercompany notes receivable                                             260.0                      (260.0)         --
Other assets                                                     66.9       2.2          2.0                        71.1
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $383.0      $1,641.9    $784.1       $ 75.8      $(2,149.3)   $   735.5
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $   21.1    $  2.3                                $    23.4
  Accounts payable                               $  0.1          16.0      17.7       $  4.4                        38.2
  Intercompany payables                           709.3                                  0.6      $  (709.9)         --
  Accrued expenses                                               54.4      21.4          7.9                        83.7
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     709.4          91.5      41.4         12.9         (709.9)       145.3
Long-term debt, exclusive of current maturities                 856.3                    0.2                       856.5
Intercompany notes payable                                      259.9                    0.1         (260.0)         --
Deferred income taxes, exclusive of
  current portion                                                11.9                    1.1                        13.0
Other liabilities                                                40.5       5.8          0.8                        47.1
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             709.4       1,260.1      47.2         15.1         (969.9)     1,061.9
Stockholders' equity (deficit)                   (326.4)        381.8     736.9         60.7       (1,179.4)      (326.4)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $383.0      $1,641.9    $784.1       $ 75.8      $(2,149.3)   $   735.5
                                                 ======      ========    ======       ======      =========    =========

For The Nine Months
Ended September 30, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   (26.9)  $   31.9    $(11.2)      $  4.9      $   (27.6)   $   (28.9)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.6                    0.1                         0.7
Purchases of property, plant and equipment                       (4.1)     (5.1)        (2.7)                      (11.9)
Acquisitions of product lines                                              (0.6)                                    (0.6)
Other                                                            (3.3)                                              (3.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                  --        (6.8)     (5.7)        (2.6)           --         (15.1)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Issuance of long-term debt                                      697.4                                              697.4
Reduction of long-term debt                                      (7.5)                  (0.2)                       (7.7)
Decrease in restricted funds                                      0.2                                                0.2
Redemption of common stock                        (1,068.8)                                                     (1,068.8)
Capital contribution                                 417.5                                                         417.5
Dividends paid                                        (7.8)     (25.0)                  (2.6)          27.6         (7.8)
Advances from (to) affiliated companies              685.0     (703.0)     18.0                                      --
Other                                                  1.0       (2.6)                                              (1.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                          26.9      (40.5)     18.0         (2.8)          27.6         29.2
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                          --       (15.4)      1.1         (0.5)           --         (14.8)
Cash and cash equivalents at beginning of period                 39.7      (1.5)         6.9                        45.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period       $     --    $   24.3    $ (0.4)      $  6.4      $     --     $    30.3
                                                 =========   ========    ======       ======      =========    =========

December 31, 1998

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   39.7    $ (1.5)      $  6.9                   $ 45.1
  Accounts receivable, net                                       58.0      61.2         13.1                    132.3
  Intercompany receivables                                                154.5          3.3      $  (157.8)      --
  Inventories                                                    54.4      54.0         12.6                    121.0
  Deferred income taxes                                          22.1                                  (0.1)     22.0
  Other current assets                                            3.7       2.1          0.9                      6.7
                                                             --------    ------       ------      ---------    ------
    Total current assets                                        177.9     270.3         36.8         (157.9)    327.1
Investments in affiliated companies              $381.5         709.3      58.2          0.2       (1,149.2)      --
Property, plant and equipment, net                               80.6      75.6         26.7                    182.9
Cost in excess of net assets of acquired
  businesses, net                                                34.2      73.1          7.4                    114.7
Intercompany notes receivable                                             260.0                      (260.0)      --
Other assets                                                     39.5       2.3          2.3                     44.1
                                                 ------      --------    ------       ------      ---------    ------
    Total Assets                                 $381.5      $1,041.5    $739.5       $ 73.4      $(1,567.1)   $668.8
                                                 ======      ========    ======       ======      =========    ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    0.3    $  0.2       $  0.2                   $  0.7
  Accounts payable                                               14.5      11.6          4.3                     30.4
  Intercompany payables                          $ 24.3         133.5                             $  (157.8)      --
  Accrued expenses                                  2.6          41.6      13.2          6.4                     63.8
  Deferred income taxes                                                                  0.1           (0.1)      --
                                                 ------      --------     -----        -----      ---------    ------
    Total current liabilities                      26.9         189.9      25.0         11.0         (157.9)     94.9
Long-term debt, exclusive of current
  maturities                                                    159.5       2.1                                 161.6
Intercompany notes payable                                      259.9                    0.1         (260.0)      --
Deferred income taxes, exclusive of
  current portion                                                12.0                    1.0                     13.0
Other liabilities                                                38.7       5.3          0.7                     44.7
                                                 ------      --------    ------       ------      ---------    ------
    Total liabilities                              26.9         660.0      32.4         12.8         (417.9)    314.2
Stockholders' equity                              354.6         381.5     707.1         60.6       (1,149.2)    354.6
                                                 ------      --------    ------       ------      ---------    ------
    Total Liabilities and
      Stockholders' Equity                       $381.5      $1,041.5    $739.5       $ 73.4      $(1,567.1)   $668.8
                                                 ======      ========    ======       ======      =========    ======

For The Nine Months
Ended September 30, 1998

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF INCOME
-------------------
Sales                                                        $  366.7    $237.8       $123.2      $   (96.3)   $631.4
Cost of sales                                                   268.7     174.8         89.0          (95.4)    437.1
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     98.0      63.0         34.2           (0.9)    194.3
Selling, general and administrative expenses     $  1.2          52.2      30.9         25.9                    110.2
Merger expenses                                     0.1                                                           0.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (1.3)         45.8      32.1          8.3           (0.9)     84.0
Interest expense                                                (20.8)     (0.1)        (0.1)          10.2     (10.8)
Interest income                                                   1.1      10.5          0.3          (10.2)      1.7
Other income (expense), net                                       0.3       0.4         (0.4)                     0.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (1.3)         26.4      42.9          8.1           (0.9)     75.2
Provision (benefit) for income taxes               (0.5)          9.1      16.3          3.6                     28.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before extraordinary loss and
  earnings of affiliated companies                 (0.8)         17.3      26.6          4.5           (0.9)     46.7
Extraordinary loss on repurchase of debt, net                    (2.0)                                           (2.0)
Equity in earnings of affiliated companies, net    45.5          30.2       3.0                       (78.7)      --
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $ 44.7      $   45.5    $ 29.6       $  4.5      $   (79.6)   $ 44.7
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended September 30, 1998

STATEMENT OF INCOME
-------------------
Sales                                                        $  118.8    $100.2       $ 40.4      $   (32.8)   $226.6
Cost of sales                                                    88.1      71.6         28.6          (32.4)    155.9
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     30.7      28.6         11.8           (0.4)     70.7
Selling, general and administrative expenses     $  0.1          16.0      12.0          8.9                     37.0
Merger expenses                                     0.1                                                           0.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.2)         14.7      16.6          2.9           (0.4)     33.6
Interest expense                                                 (7.8)                                  3.7      (4.1)
Interest income                                                   0.6       3.9          0.1           (3.7)      0.9
Other income (expense), net                                       0.1       0.1         (0.1)                     0.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.2)          7.6      20.6          2.9           (0.4)     30.5
Provision (benefit) for income taxes               (0.1)          2.3       7.8          1.3                     11.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before extraordinary loss and
  earnings of affiliated companies                 (0.1)          5.3      12.8          1.6           (0.4)     19.2
Extraordinary loss on repurchase of debt, net                    (2.0)                                           (2.0)
Equity in earnings of affiliated companies, net    17.3          14.0       1.0                       (32.3)      --
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $ 17.2      $   17.3    $ 13.8       $  1.6      $   (32.7)   $ 17.2
                                                 ======      ========    ======       ======      =========    ======

For The Nine Months
Ended September 30, 1998

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $ (0.8)     $   27.9    $ 12.0       $  5.7      $    (1.0)   $ 43.8
                                                 ------      --------    ------       ------      ---------    ------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                                          0.1                      0.1
Purchases of property, plant and equipment                       (8.3)     (4.2)        (2.4)                   (14.9)
Acquisition of businesses                                       (16.6)                                          (16.6)
                                                 ------      --------    ------       ------      ---------    ------
Net cash used in investing activities               --          (24.9)     (4.2)        (2.3)           --      (31.4)
                                                 ------      --------    ------       ------      ---------    ------
Cash flows from financing activities:
Net reduction in short-term borrowings                                                  (0.3)                    (0.3)
Issuance of long-term debt                                      149.4                                           149.4
Reduction of long-term debt                                    (136.8)                  (0.5)                  (137.3)
Decrease in restricted funds                                      0.4                                             0.4
Dividends paid                                     (7.9)                                (1.0)           1.0      (7.9)
Purchase of treasury stock                        (16.2)                                                        (16.2)
Advances from (to) affiliated companies            20.6         (10.5)    (10.1)                                  --
Other                                               4.3                                                           4.3
                                                 ------      --------    ------       ------      ---------    ------
Net cash provided by (used in) financing
  activities                                        0.8           2.5     (10.1)        (1.8)           1.0      (7.6)
                                                 ------      --------    ------       ------      ---------    ------
Net increase (decrease) in cash and cash
  equivalents                                       --            5.5      (2.3)         1.6            --        4.8
Cash and cash equivalents at beginning of period                  2.2      (1.6)         4.2                      4.8
                                                 ------      --------    ------       ------      ---------    ------
Cash and cash equivalents at end of period       $  --       $    7.7    $ (3.9)      $  5.8      $     --     $  9.6
                                                 ======      ========    ======       ======      =========    ======

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and nine months ended September 30, 1999, were $219.6 million and $587.9 million compared to $226.6 million and $631.4 million for the comparable periods of the prior year. Net loss for the third quarter and first nine months of 1999 was $42.6 million ($.79 per diluted share) and $24.9 million ($.37 per diluted share) compared to net income of $17.2 million ($.23 per diluted share) and $44.7 million ($.58 per diluted share) for the comparable periods of the prior year. Last year's third quarter and first nine months included an extraordinary loss on repurchase of debt of $2.0 million ($.03 per diluted share). These results reflect a significant reduction in sales and operating income from the Industrial and Power Equipment segment due to adverse market conditions, manufacturing problems at the Prentice facility which adversely affected the ability to ship products, and costs associated with the plant consolidation and realignment program, and improved results from the Sporting Equipment segment and the Outdoor Products segment. Corporate expenses include expenses of $72.4 million and $74.6 million during the third quarter and first nine months of 1999 associated with the merger and a donation of art with a book value of $1.5 million in the first quarter (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements). Excluding the expenses associated with the merger and the donation of art, selling, general and administrative expenses decreased by $1.2 million and $6.7 million during the third quarter and first nine months of 1999, respectively, as compared to the same periods in the prior year. These decreases reflect cost reduction efforts at each segment and the corporate office. Higher interest expense during the three months and nine months ended September 30, 1999, reflects higher long-term debt levels during the current year resulting from the transaction described in Note 2 of Notes to Condensed Consolidated Financial Statements. The Company's effective income tax rate was lower by 26.1% in the first nine months of 1999 as a result of the donation of art and the non-deductible portion of the expenses associated with the sale of the Company. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Sales for the Outdoor Products segment for the third quarter and first nine months of 1999 were $82.7 million and $243.2 million compared to $77.8 million and $236.2 million during the third quarter and first nine months of 1998. Operating income was $17.9 million and $53.6 million during the third quarter and first nine months of 1999 compared to $17.4 million and $50.6 million in the comparable periods of the prior year. Sales reflect a higher volume of sales of lawn mowers and accessories and from flat to slightly lower sales of other product lines as indicated in the following table (in millions):

                                        Three Months                 Nine Months
                                     Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  1999     1998    in 1999     1999     1998    in 1999
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 53.2   $ 50.6      5.1%    $148.1   $148.3    (0.1)%
Lawn mowers and accessories        20.0     17.2     16.3       65.3     56.8    15.0
Other                               9.5     10.0     (5.0)      29.8     31.1    (4.2)
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 82.7   $ 77.8      6.3%    $243.2   $236.2     3.0 %
---------------------------      ======   ======              ======   ======

The improvement in operating income is primarily due to the higher sales of lawn mowers and accessories, $2.7 million and $1.8 million higher sales to Southeast Asia and Europe, respectively, during the third quarter of 1999 than the comparable period of the prior year, and the positive effect of favorable exchange rates of approximately $0.5 million and $2.1 million during the third quarter and first nine months of 1999, respectively.

Sales for the Sporting Equipment segment were up significantly to $98.5 million and $240.0 million in the third quarter and first nine months of 1999 from $94.1 million and $217.3 million in the prior year. Operating income decreased to $13.6 million in the current year's third quarter from $14.9 million for the same period during the prior year. For the first nine months of the current year, operating income improved to $28.7 million from $24.3 million for the same period of the prior year. These results reflect a higher volume, particularly for ammunition and related components and other products, partially offset by competitive pricing actions required during the quarter in one of this segment's products. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                 Nine Months
                                     Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                  1999     1998    in 1999     1999     1998    in 1999
---------------------------      ------   ------  ----------  ------   ------  ----------
Ammunition and related products  $ 71.6   $ 70.5      1.6%    $176.6   $164.4     7.4%
Sports optical products            13.3     13.6     (2.2)      30.0     26.6    12.8
Other                              13.6     10.0     36.0       33.4     26.3    27.0
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 98.5   $ 94.1      4.7%    $240.0   $217.3    10.4%
---------------------------      ======   ======              ======   ======

Additionally, in the second half of 1998, the sporting equipment segment completed certain cost reduction activities by consolidating its raw materials purchasing and sales and marketing organizations, transferring certain production to lower cost facilities and eliminating certain outsourcing. The estimated annual savings from these efforts are approximately $3.7 million, approximately $2.6 million of which was realized in operating income in the first nine months of 1999.

The Company's industrial and power equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general. A key indicator of this segment's market is the price of Northern Bleached Softwood Kraft ("pulp") which declined 17% from an average of $598 per ton in the fourth quarter of 1997 to an average of $498 per ton in the first nine months of 1999 ($460 per ton in the first quarter, $500 per ton in the second quarter, and $533 per ton in the third quarter), resulting in the depressed market conditions characterized by sales declines of over 50% in the Company's most important market (the Southeastern United States) and the need to offer discounts in response to extremely aggressive competition for available sales. Operating results for the Industrial and Power Equipment segment were adversely affected by these poor market conditions in the third quarter and first nine months of 1999. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                 Nine Months
                                     Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Decrease                   % Decrease
                                  1999     1998    in 1999     1999     1998    in 1999
---------------------------      ------   ------  ----------  ------   ------  ----------
Timber harvesting and loading
  equipment                      $ 31.6   $ 46.7    (32.3)%   $ 85.1   $155.4   (45.2)%
Gear components and rotation
  bearings                          6.8      8.0    (15.0)      19.6     22.5   (12.9)
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 38.4   $ 54.7    (29.8)%   $104.7   $177.9   (41.1)%
---------------------------      ======   ======              ======   ======

This segment incurred an operating loss of $0.7 million and $5.7 million during the third quarter and first nine months of 1999, respectively, compared to operating income of $5.6 million and $24.1 million during the comparable periods of 1998, primarily due to the sharply reduced demand and manufacturing problems at the Prentice facility which adversely impacted our ability to ship products in the quarter and increased costs. In response to the weak market conditions, the Company has implemented a program of production consolidation and realignments in this segment to lower costs and improve productivity. Manpower has been reduced by 21% from a year earlier. One manufacturing facility was closed during the first half of 1999 with its production shifted to other Company plants. Another small facility was closed during the third quarter of 1999 with its production outsourced. Costs of approximately $1.0 million and $3.0 million related to these plant closings were charged to operations during the third quarter and first nine months of 1999, respectively. Management anticipates an annual cost savings of approximately $3.7 million beginning in the third quarter of 1999 as a result of these actions. With recent pulp price increases, low pulp inventory levels, increased demand for pulp and pulp products from the recovering economies of Southeast Asia and an improved order backlog, management is cautiously optimistic of an improvement in the near future in this segment, although the extent and timing of any improvement is highly uncertain. If the current slowdown continues, it would be unlikely that this segment could achieve historical levels of sales and profitability.

The Company's total backlog increased to $100.8 million at September 30, 1999, from $61.3 million at December 31, 1998, and $73.8 million at September 30, 1998, as follows (in millions):

                                                         Backlog
                                      ------------------------------------------
                                      September 30,  December 31,  September 30,
                                          1999           1998          1998
------------------------------------  ------------   ------------  -------------
Outdoor Products                         $ 41.4         $ 30.2        $ 30.9
Sporting Equipment                         24.9           15.1          16.7
Industrial and Power Equipment             34.5           16.0          26.2
------------------------------------     ------         ------        ------
                                         $100.8         $ 61.3        $ 73.8
------------------------------------     ======         ======        ======

Management continuously reviews for potential cost reductions. In addition to cost savings efforts commented on elsewhere within management's discussion and analysis, studies are underway to evaluate distribution processes and distribution facility needs. These studies are expected to be completed in late 1999. While no assurance can be given that savings could be achieved until these studies are completed, management estimates that potential annual savings will range from $2 million to $4 million with implementation expenses estimated to be $1.5 million to $2.5 million. Actual results could vary significantly from these estimates.

Financial Condition, Liquidity and Capital Resources

At September 30, 1999, as a result of the recapitalization transactions, the Company has significant amounts of debt, with interest payments on the notes and interest and principal payments under the new credit facilities representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal commencing on approximately December 31, 1999. Interest on the term loan facilities and amounts outstanding under the revolving credit facility is payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. The revolving credit facility has an availability of up to $100.0 million. Letters of credit issued under the revolving credit facility which reduced the amount available under the revolving credit facility were $4.1 million at September 30, 1999. The revolving credit facility will mature August 19, 2004.

Management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital, capital expenditure and other cash needs, including financing for acquisitions, in the foreseeable future. There can be no assurance, however, that this will be the case. The Company may also consider other options available to it in connection with future liquidity needs.

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for the terms and conditions of the senior notes. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $395 million which mature at various dates through 2006.
See Note 2 of Notes to Condensed Consolidated Financial Statements for the terms and conditions of the senior subordinated notes and senior term loans.

Cash balances at September 30, 1999, were $30.3 million compared to $45.1 million at December 31, 1998. Cash used in operating activities was $28.9 million in the first nine months of 1999 compared to cash provided by operating activities of $43.8 million during the prior year's first nine months, principally due to a net income decrease of $69.6 million. Working capital increased to $233.1 million at September 30, 1999, compared to $232.2 million at December 31, 1998. Accounts receivable increased by $49.4 million, inventories by $3.3 million, notes payable and current maturities of long-term debt by $22.7 million, accounts payable by $7.8 million, and accrued expenses by $19.9 million. The higher inventories reflect increases of $4.8 million at the sporting equipment segment resulting from a normal seasonal build-up in anticipation of fourth quarter sales. The notes payable and current maturities of long-term debt increase reflects $12.4 million of new term loans and $10.5 million of debt reclassified from long-term, principally industrial development revenue bonds, which were redeemed on October 4, 1999. The accounts payable increase reflects additional raw material purchases principally related to the inventory increase. The increase in accrued expenses reflects the increased interest on the additional debt and the balance of expenses associated with the merger transaction. The accounts receivable increase reflects higher sales by the outdoor products segment and sporting equipment segment as compared to the fourth quarter of 1998 and longer terms used as a marketing tool by the sporting equipment and industrial and power equipment segments.

Accounts receivable at September 30, 1999, and December 31, 1998, and sales by segment for the third quarter of 1999 compared to the fourth quarter of 1998 were as follows (in millions):

                                         September 30,  December 31,   Increase
                                             1999           1998      (Decrease)
------------------------------------     -------------  ------------  ----------
Accounts Receivable:
  Outdoor Products                          $ 60.0         $ 56.7       $  3.3
  Sporting Equipment                          85.0           41.5         43.5
  Industrial and Power Equipment              35.8           33.5          2.3
------------------------------------        ------         ------       ------
    Total segment receivables               $180.8         $131.7       $ 49.1
------------------------------------        ======         ======       ======

                                             Three Months Ended
                                         September 30,  December 31,   Increase
                                             1999           1998      (Decrease)
------------------------------------     -------------  ------------  ----------
Sales:
  Outdoor Products                          $ 82.7         $ 79.2       $  3.5
  Sporting Equipment                          98.5           69.5         29.0
  Industrial and Power Equipment              38.4           51.8        (13.4)
------------------------------------        ------         ------       ------
    Total segment sales                     $219.6         $200.5       $ 19.1
------------------------------------        ======         ======       ======

The Company's outdoor products segment includes Oregon Cutting Systems, Frederick Manufacturing and Dixon Industries. The higher sales by the outdoor products segment are the principal reason for the increase in that segment's receivables as compared to year-end. Because of the seasonal nature of the sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and in response to competitor programs, the Company offers extended payment terms within its sporting equipment segment in advance of the fall hunting season. As a result, receivables tend to peak in September and reach their low point in January. At September 30, 1999, extended term receivables were $7.9 million greater than at December 31, 1998. In addition, an unusually large payment ($4 million) due after December 31, 1998, was received prior to December 31, 1998, from this segment's largest customer. A similar advance payment was not received in the third quarter of 1999. The remaining increase of approximately $31.6 million principally reflects the increased sales of the third quarter of this year compared to the fourth quarter of the prior year. The Industrial and Power Equipment segment sales reflect the adverse market conditions described in "Operating Results." Recently, this segment has begun to see improvement in its market as reflected in the increased backlog of $24.9 million at September 30, 1999 compared to $15.1 million at December 31, 1998. Sales increases at the end of the third quarter are further evidence of this improvement. In response to the adverse market conditions, this segment began offering in the fourth quarter of 1998 payment terms of 90, 120 and, in some cases, 180 days to certain dealers based on their financial strength. At September 30, 1999, there were approximately $12.6 million in receivables with extended terms compared to $14.5 million at December 31, 1998. Extended term receivables at September 30, 1999, represent 33% of third quarter 1999 sales while extended term receivables at December 31, 1998, represent 28% of fourth quarter 1998 sales. The increased sales at the end of the third quarter, slow collections, and use of extended terms have been the primary reasons for an increase in receivables of 7% since year-end despite a 26% decrease in sales.

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

Cash used in investing activities in the first nine months of 1999 was $15.1 million, reflecting principally purchases of property, plant and equipment of $11.9 million. Cash provided by financing activities in the first nine months of 1999 was $29.2 million, principally reflecting $697.4 million from the issuance of senior subordinated notes and senior term loans, and capital contribution of $417.5 million partially offset by the redemption of common stock of $1,068.8 million, the payment of dividends of $7.8 million, and payment of long-term debt of $7.7 million (see Note 2 to Notes to Condensed Consolidated Financial Statements).

Immediately after the merger transaction described in Note 2 to Notes to Condensed Consolidated Financial Statements, the Company became substantially leveraged which may adversely affect its operations.

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

The Company has identified savings which will be effected in the Company's corporate office including the elimination of the office of the former Chairman, consolidation of certain similar corporate and segment functions, and outsourcing of certain corporate administrative functions. Savings are estimated to be approximately $7.3 million with costs incurred to implement these changes estimated to be $4.8 million to $5.7 million.

Impact of Year 2000 Issue

The Company has been evaluating its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 included both information technology equipment and non-information technology equipment. Based on its assessment, the Company determined that it was necessary to modify or replace a portion of its information systems and other equipment. As of September 30, 1999, the Company has completed the modification or replacement and testing of the critical software, hardware and equipment requiring remediation.

The Company believes that the above modifications and replacements should mitigate the effect of the Year 2000 issue. However, if such modifications and replacements fail to correct date-sensitive problems, the Year 2000 issue could have a material impact on the Company's operations by disrupting its ability to manufacture and ship products, process financial transactions or engage in similar normal business activities. The Company does not believe that the effect of the Year 2000 issue on non-information technology systems is likely to have a material adverse impact. Finally, the Company has reviewed its own products and believes that it has no significant Year 2000 issues for those products.

The total estimated cost of the Year 2000 project, including system upgrades, is approximately $5.4 million and is being funded by operating cash flows. As of September 30, 1999, costs of $5.3 million had been incurred. Of the total cost of the project, approximately $2.6 million is attributable to new software and equipment, which is being capitalized. The remaining costs are expensed as incurred.

With respect to third parties, the Company has identified and communicated with third parties with which its systems interface or on which it relies to determine the extent to which those companies are addressing their Year 2000 compliance. The Company has developed a program for evaluating their readiness and assessing the impact on the Company if they are not compliant on a timely basis, including identification of alternate sources of materials and supplies where appropriate. The Company initiated third party surveys in mid-1998 and of the approximately 150 key third parties identified, approximately 70% are already compliant and the remaining 30% have responded that they expect to be compliant on a timely basis. The Company will continue to monitor the Year 2000 readiness of key suppliers and service providers through the end of the year.
To date, the Company is not aware of any problems that would materially impact results of operations, liquidity or capital resources.

Although the Company has not finalized its contingency plans for possible Year 2000 issues, it has completed initial communication with key third parties and non-key third parties as noted above and is presently evaluating and assessing risks including identification of alternate sources of materials and supplies where appropriate. The Company has completed testing on all critical systems. Where needed, the Company will establish contingency plans based on results of its testing, its evaluation and assessment of third party responses and other outside risks. The majority of its contingency plans are now in place and plans will be finalized by October 31,1999.

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

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect on consolidated results of operations, financial position or cash flows upon adoption of SFAS No. 133, but does expect a small reduction in stockholders' deficit.

Forward Looking Statements

Forward looking statements in this report, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report.


Part II.  Other Information

Item 2  Changes in Securities

In connection with the transaction referred to herein in Note 2 to the Condensed Consolidated Financial Statements, the stockholders of the Company approved and the Company adopted the Agreement and Plan of Merger and Recapitalization, dated as of April 18, 1999, between Blount International, Inc. and Red Dog Acquisition, Corp., Restated Certificate of Incorporation of Blount International, Inc. and By-Laws of Blount International, Inc., which among other things called for each share of Blount Class A Common Stock and Blount Class B Common Stock to be converted into the right to receive, at each stockholder's election and depending on proration, either $30 in cash or two shares of common stock of the new company. The Restated Certificate of Incorporation of Blount International, Inc. authorized the issuance of 100,000,000 shares of Common Stock.

Item 4  Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of the Company was held on August 18, 1999, to consider and vote upon a proposal to adopt the Agreement and Plan of Merger and Recapitalization, dated as of April 18, 1999, between the Company and Red Dog Acquisition, Corp. The proposal was approved by the stockholders by a vote of 13,133,040 to 24,334, with 3,039 abstentions.

Item 6  Exhibits and Reports on Form 8-K

   (a)  Exhibits:
         4   - $500,000,000 Credit Agreement dated as of August 19, 1999 among
               Blount International, Inc., Blount, Inc., as Borrower, and the Several Lenders from time to time Parties Hereto
         4.1 - Indenture between Blount, Inc., as Issuer, Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., and CTR

               Manufacturing, Inc., as Guarantors, and United States Trust Company of New York, dated as of August 19, 1999 (including exhibits)
         4.2 - Registration Right Agreement by and amoung Blount, Inc., Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw
               Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., CTR Manufacturing, Inc., and Lehman Brothers Inc., dated as of
               August 19, 1999
        27   - Financial Data Schedule for the nine months ended September 30,
               1999
        27.1 - Restated Financial Data Schedule for the six months ended June 30, 1999
        27.2 - Restated Financial Data Schedule for the three months ended March 31, 1999
        27.3 - Restated Financial Data Schedule for the year ended December 31, 1998
        27.4 - Restated Financial Data Schedule for the nine months ended September 30, 1998
        27.5 - Restated Financial Data Schedule for the six months ended June 30, 1998
        27.6 - Restated Financial Data Schedule for the three months ended March 31, 1998
        27.7 - Restated Financial Data Schedule for the year ended December 31, 1997
        27.8 - Restated Financial Data Schedule for the transition period from March 1, 1996 to December 31, 1996

   (b)  Reports on Form 8-K:
        On August 20, 1999, the Company filed Form 8-K reporting Item 1 Changes in Control of Registrant and Item 7(c) Exhibits, with respect to the transaction referred to herein in Note 2 to the Condensed Consolidated Financial Statements.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  November 15, 1999                          /s/Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer