Form 10-K
period 1999-12-31
BLOUNT INTERNATIONAL INC
filed 2000-03-02
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
        Title of each class                        on which registered
    Common Stock, $.01 par value                 New York Stock Exchange
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


Aggregate market value of voting common stock held by nonaffiliates as of
-------------------------------------------------------------------------
February 1, 2000:  $58,772,304
------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, as of February 1, 2000:  30,795,882 shares
                                                      ----------

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

Portions of proxy statement for the annual meeting of stockholders to be held April 17, 2000, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

The Company is an international manufacturing and marketing company with sales in over 100 countries and operations in three business segments: Outdoor Products, Sporting Equipment, and Industrial and Power Equipment.

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

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 30 original equipment manufacturers ("OEMs"). In 1999, approximately 13% of the sales by the Outdoor Products segment were to one customer. Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, the Company believes that it is able to produce durable, high-quality cutting chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws.

The Outdoor Products segment's businesses are also affected to some extent by severe weather. For example, severe weather patterns and events such as hurricanes, tornadoes or ice storms generally result in greater chain saw use and, therefore, stronger sales of saw chain and guide bars.

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

Sales by Oregon accounted for 74% of sales attributable to the Outdoor Products segment in the year ended December 31,1999.

Dixon, located in Coffeyville, Kansas, was acquired in 1990 and has manufactured ZTR (zero turning radius) lawn mowers and related attachments since 1974. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR lawn mowers for both homeowner and commercial applications. The Company believes Dixon is the leading manufacturer of residential zero turning radius lawn mowers.

The key element which differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no larger than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the market. Nonetheless, the latest product additions are in the hydrostatic portion of the product line. In late 1997, Dixon introduced the "Estate Line" featuring mowers which are designed for large, homeowner lawns and are lower priced than commercial hydrostatic units. Models are available in 42-inch, 50-inch and 60-inch sizes. Expanding on the Estate Line, Dixon introduced a low-cost hydro line, IZT (integrated zero turn), in 1998. The IZT is positioned between Dixon's normal hydro and transaxle models geared for the residential user. It features models with cut widths of 42 inches, 50 inches and 60 inches. Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors.

Dixon's competitors include general lawn mower manufacturers such as MTD, American Yard products and Murray as well as zero turning radius lawn mower manufacturers such as Ariens, Snapper and Simplicity.

Frederick, located in Kansas City, Missouri, was acquired in January 1997. See "Business - Acquisitions and Dispositions" on page 7. Frederick is a well-known and highly respected manufacturer that supplies quality Silver Streak brand accessories for lawn mowers and other outdoor products. Frederick fits well into the Company's operations and is provided international sales opportunities through Oregon's worldwide distribution outlets. Frederick's products are sold through dealers and distributors. Frederick competes in a highly fragmented industry where many competitors manufacture replacement products as one part of a larger business.

Sales by Dixon and Frederick in the year ended December 31, 1999, accounted for 26% of sales of the Outdoor Products segment.

SPORTING EQUIPMENT

On November 4, 1997, the Company acquired the Federal Cartridge Company ("Federal"). See "Business - Acquisitions and Dispositions" on page 7. Federal manufactures and markets shotshell, centerfire and rimfire cartridges, ammunition components, and clay targets. These products are distributed throughout the United States through a network of distributors and directly to large retail chains, the U.S. government and federal, state, local and international law enforcement agencies. The Federal acquisition both complemented and significantly expanded the Sporting Equipment segment's product offerings. Shotgun shells, a product not manufactured or sold by the Company prior to this acquisition, represented approximately 21% of Sporting Equipment's sales for 1999. Federal is also a significant producer and marketer of centerfire rifle ammunition, products as to which the Company's market share had been much smaller. Federal markets its products under the brand names of "Premium," "Gold Medal," "American Eagle," "Classic," "BallistiClean" and "Tactical." The acquisition of Federal placed the Company among the leading United States producers of ammunition products. Ammunition sales accounted for approximately 73% of the Sporting Equipment segment's sales in 1999.

The Company's other Sporting Equipment segment operations manufacture small arms ammunition, reloading equipment, primers, gun care products and accessories, and distribute imported sports optical products. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Redfield scope mounting systems; Outers gun care and trap-shooting products; Ram-Line gun accessories; Weaver scope mounting systems; and Simmons and Weaver optics. The Company believes that it is a market leader in the domestic gun care and ammunition reloading markets with high levels of brand name recognition in each of these areas. The Company believes that the Sporting Equipment segment is also a world leader in the production of industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete. The Sporting Equipment segment distributes its products through multiple channels, including law enforcement agencies, OEMs, national and regional retail accounts (including sports super-stores and mass merchants), dealers and distributors.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. New product introductions in 1999 include expansion of our Federal Premium Rifle line with the addition of the Barnes XLC, the expansion of High-Energy wads and Tungsten based shotshells. Lead-free ammunition continues to grow rapidly with law enforcement and general consumer groups and recent new products such as Cleanfire and BallistiClean are experiencing strong demand.

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

In the market for ammunition and accessories, the Sporting Equipment segment competes against manufacturers that also have well established brand names and strong market positions, including Remington and Winchester. In accessories, the Sporting Equipment segment competes against a number of smaller competitors, none of which has a dominant market share. These competitors include Lyman and Hornaday in reloading equipment, and Tasco and Bushnell in optics and scopes.

In 1999, approximately 20% of the Sporting Equipment segment's sales were to one customer.

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

The Company sells its timber harvesting products through a network of approximately 250 dealers in over 400 locations in the United States and currently has an additional 20 offshore dealers, primarily in the timber harvesting regions of South America and Southeast Asia. Gear Products, Inc. sells its products to over 350 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Over 89% of this segment's sales in 1999 were in the United States, primarily in the southeastern and south central states. In 1999, approximately 29% of the sales by the Industrial and Power Equipment segment were to two customers.

The Company places a strong emphasis on the quality, safety, comfort, durability and productivity of its products and on the after-market service provided by its distribution and support network.

The timber harvesting equipment market faces cyclicality due to its reliance on customers in the pulp and paper market. In the past, as pulp prices have dropped and inventory levels have increased, pulp manufacturers postponed purchases of new timber harvesting equipment as their existing machinery provided them sufficient capacity to meet near-term demand.

Competition in markets served by the Industrial and Power Equipment segment is based largely on quality, price, brand recognition and product support. The segment's primary competition in timber harvesting equipment includes large diversified equipment manufacturers, including Timberjack, Barko, Tigercat, Hood, Deere, Franklin, Bell and Morbark. Gear Products' competition includes relatively smaller players in this fragmented industry. These include SKF, Avon, Kaydon, Rotec, Fairfield, Auburn, Tulsa and Braden.

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

Gear Products was acquired in 1991 and operates from a production facility in Tulsa, Oklahoma. Gear Products is a leading manufacturer of rotational system components for mobile heavy equipment. Its primary products are bearings, winch drives and swing drives used to provide hydraulic power transmission in heavy equipment used in the forestry, construction and utilities industries. Due to extreme wear-and-tear on its products, Gear Products sells its products in the replacement parts market in addition to its sales to OEMs. Gear Products accounted for approximately 16% of the Industrial and Power Equipment segment's sales in 1999.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and Zebulon, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

CAPACITY UTILIZATION

Based on a five-day, three-shift work week, the Outdoor Products, Sporting Equipment, and Industrial and Power Equipment segments utilized approximately 87%, 72% and 50% of their respective production capacity in the year ended December 31, 1999.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                                        December 31,
                                              ---------------------------------
                                               1999     1998     1997     1996
------------------------------------------    ------   ------   ------   ------
Outdoor Products                              $ 41.9   $ 30.2   $ 42.0   $ 35.5
Sporting Equipment                              18.0     15.1     19.7      9.5
Industrial and Power Equipment                  25.8     16.0     56.2     29.2
------------------------------------------    ------   ------   ------   ------
                                              $ 85.7   $ 61.3   $117.9   $ 74.2
------------------------------------------    ======   ======   ======   ======

The total backlog as of December 31, 1999, is expected to be completed and shipped within twelve months.

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

In fiscal 1995, in two separate transactions the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc., a manufacturer of automated forestry harvesting equipment, and the operating assets of Ram-Line, Inc., a manufacturer of stocks, magazines, lens caps and other products for the shooting sports market. The combined purchase price paid for the two businesses was approximately $18.2 million, including notes issued of $7.2 million.

See Note 4 of Notes to Consolidated Financial Statements on pages 32 and 33.

EMPLOYEES

At December 31, 1999, the Company employed approximately 5,600 individuals. None of the Company's domestic employees is unionized; the number of foreign employees who belong to unions is not significant. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 7 of Notes to Consolidated Financial Statements on pages 38 and 39.

The Company's operations are subject to comprehensive U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated sites. Permits and environmental controls are required for certain of those operations to prevent or reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.

On an ongoing basis, the Company incurs capital and operating costs to comply with environmental laws. We expect to spend approximately $0.4 million in 2000, $0.6 million in 2001 and $0.4 million in 2002 on environmental compliance. Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws and regulations may be greater than these estimated amounts.

Some of the Company's manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. The Company has identified soil and groundwater contamination from these historical activities at several of its properties, which it is currently investigating, monitoring or remediating. Management believes that costs incurred to investigate, monitor and remediate known contamination at these sites will not have a material adverse effect on the business, financial condition or results of operations. The Company cannot be sure, however, that it has identified all existing contamination on its properties or that its operations will not cause contamination in the future. As a result, the Company could incur material costs to cleanup contamination. Remediation liabilities are not discounted.

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. The United States Environmental Protection Agency (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or
(b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other or other third parties, where available. As a result of the Superfund Act, the Company may be required to expend amounts on such remedial investigations and actions which amounts cannot be determined at the present time but may ultimately prove to be significant.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 19 and Note 9 of Notes to Consolidated Financial Statements on pages 40 through 42.

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

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil, and sales and distribution offices are located in Europe, Japan and Russia. Lawn mowers and related accessories are manufactured at plants in Coffeyville, Kansas and Kansas City, Missouri. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Anoka, Minnesota; Lewiston, Idaho; Oroville, California; Onalaska, Wisconsin; and Richmond, Indiana. The Company maintains a warehouse facility in Thomasville, Georgia for distribution of sports optics and hunting accessories. Log loaders, feller bunchers and accessories for automated forestry equipment are manufactured at plants in Prentice, Wisconsin; Zebulon, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                          Area in Square Feet
                                         ---------------------
                                           Owned       Leased
     -------------------------------     ---------    --------
     Outdoor Products                    1,015,000     213,000
     Sporting Equipment                  1,583,000     116,000
     Industrial and Power Equipment        731,000
     Corporate Office                      192,000      13,000
     -------------------------------     ---------     -------
          Total                          3,521,000     342,000
     -------------------------------     =========     =======


ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 7 of Notes to Consolidated Financial Statements on pages 38 and 39.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The following table presents for the Company's last two years, the quarterly high and low prices and cash dividends declared for the Company's Common Stock. The Company had approximately 7,700 shareholders as of February 1, 2000.



                            Common Stock           Class A Common Stock       Class B Common Stock
                      ------------------------   ------------------------   ------------------------
                       High    Low    Dividend    High    Low    Dividend    High    Low    Dividend
-------------------   ------  ------  --------   ------  ------  --------   ------  ------  --------
Year Ended
December 31, 1999
First quarter                                    $14.82  $11.94   $.036     $14.00  $11.91   $.034
Second quarter                                    14.38   13.03    .036      14.16   13.63    .034
Third quarter         $14.94  $10.50              14.97   12.75              14.78   13.13
Fourth quarter         17.69   11.44

Year Ended
December 31, 1998

First quarter                                    $14.88  $11.50   $.036     $14.94  $11.75   $.034
Second quarter                                    17.19   13.25    .036      16.13   13.22    .034
Third quarter                                     14.75    9.97    .036      14.25   11.03    .034
Fourth quarter                                    12.47    9.47    .036      12.32    9.75    .034
-------------------   ------  ------   -----     ------  ------   -----     ------  ------   -----

All data has been restated to give effect to the merger described in Note 1 of Notes to Consolidated Financial Statements on pages 26 through 28.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          Twelve Months Ended                 Ten Months   Twelve Months
                                                             December 31,                        Ended     Ended Last Day
Dollar amounts in millions,                ------------------------------------------------  December 31,   of February
except per share data                        1999      1998      1997     1996(1)   1995(1)    1996(1)          1996
----------------------------------------   --------  --------  --------  --------  --------  ------------  --------------
                                                                            (Unaudited)
                                                                         ------------------
Operating Results:
Sales                                       $ 809.9   $ 831.9   $ 716.9   $ 649.3   $ 621.4       $ 526.7       $ 644.3
Operating income from segments                111.1     132.4     117.9     113.1     104.9          91.2         112.8
Income (loss) from continuing operations
  before extraordinary loss                   (21.8)     63.3      59.1      53.8      49.4          44.0          53.6
Net income (loss)                             (21.8)     61.3      59.1      55.2      49.4          45.4          53.6
Earnings per share:
  Basic:
    Income (loss) from continuing
      operations before extraordinary loss    (0.37)     0.85      0.79      0.70      0.65          0.57          0.70
    Net income (loss)                         (0.37)     0.82      0.79      0.72      0.65          0.59          0.70
  Diluted:
    Income (loss) from continuing
      operations before extraordinary loss    (0.37)     0.83      0.77      0.69      0.63          0.56          0.69
    Net income (loss)                         (0.37)     0.80      0.77      0.71      0.63          0.58          0.69
----------------------------------------   --------  --------  --------  --------  --------      --------      --------
End of Period Financial Position:
Total assets                                $ 688.7   $ 668.8   $ 637.8   $ 533.8   $ 522.4       $ 533.8       $ 546.5
Working capital                               187.5     232.2     171.1     166.2     122.2         166.2         136.2
Property, plant and equipment-gross           402.7     392.8     376.8     301.9     293.8         301.9         295.5
Property, plant and equipment-net             172.3     182.9     188.5     131.7     136.7         131.7         135.5
Long-term debt                                809.7     161.6     138.8      84.6      95.9          84.6          95.9
Total debt                                    816.2     162.3     140.3      85.8     108.7          85.8         107.6
Stockholders' equity (deficit)               (321.7)    354.6     316.1     290.8     244.6         290.8         255.0
Current ratio                              2.3 to 1  3.4 to 1  2.3 to 1  2.4 to 1  1.9 to 1      2.4 to 1      1.9 to 1
----------------------------------------   --------  --------  --------  --------  --------      --------      --------
Other Data:
Property, plant and equipment additions(2)  $  18.5   $  21.7   $  78.5   $  21.3   $  19.8       $  18.7       $  19.3
Depreciation and amortization                  34.0      30.9      25.0      23.3      22.3          19.2          22.2
Interest expense, net of interest income       41.1      11.8       7.0       7.5       6.8           5.6           7.4
Stock price (3):              Common high     17.69
                              Common low      10.50
Stock price (3):              Class A high    14.97     17.19     13.44      9.72      8.79          9.72          8.79
                              Class A low     11.94      9.47      9.41      6.34      6.13          7.06          6.13
Stock price (3):              Class B high    14.78     16.13     13.50      9.47      8.79          9.47          8.79
                              Class B low     11.91      9.75      9.38      7.38      6.29          7.38          6.29
Per common share dividends (3):  Class A       .072      .143      .131      .114      .099          .114          .099
                                 Class B       .067      .134      .122      .106      .090          .106          .090
Shares used in earnings per share
  computations (in millions) (3):
    Basic                                      58.2      74.7      75.3      76.7      75.9          76.8          76.0
    Diluted                                    58.2      76.8      77.1      78.2      77.8          78.3          77.8
Employees (approximate)                       5,600     5,300     5,700     4,400     4,400         4,400         4,400
----------------------------------------   --------  --------  --------  --------  --------      --------      --------

(1) In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. Unaudited financial data for the twelve months ended December 31, 1996 and 1995, is also presented in the table above.
(2) Includes property, plant and equipment of acquired companies at date of purchase of $0.7 million and $59.8 million in the twelve months ended
December 31, 1999 and 1997, and $0.6 million in the twelve months ended the last day of February 1996.
(3) Gives effect to merger on August 19, 1999, described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are to diluted earnings per share.

OPERATING RESULTS

TWELVE MONTHS ENDED DECEMBER 31, 1999, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

Sales for 1999 were $809.9 million compared to $831.9 million for 1998. Operating income from segments for 1999 was $111.1 million compared to $132.4 million for 1998. For 1999, income before extraordinary loss was $34.1 million ($.57 per share) before accounting for after-tax merger costs of $53.6 million ($.90 per share) and non-recurring costs of $2.3 million ($.03 per share). This compares to income before extraordinary loss of $63.3 million ($.83 per share) in 1998. These results reflect a significant reduction in sales and operating income from the Industrial and Power Equipment segment due to adverse market conditions, manufacturing problems at the Prentice facility which adversely impacted productivity and costs associated with the plant consolidation and realignment program, and improved results from the Sporting Equipment segment and Outdoor Products segment. Corporate expenses include a donation of art with a book value of $1.5 million in the first quarter of 1999 (see Note 1 of Notes to Consolidated Financial Statements). Merger expenses of $76.1 million were incurred in 1999 compared to $0.3 million in 1998 (for a summary description of the merger, see Note 1 of Notes to Consolidated Financial Statements).
Excluding the expense associated with the donation of art and merger expenses, selling, general and administrative expenses decreased $4.0 million in 1999 compared to 1998. These decreases reflect cost reduction efforts at each segment and the corporate office. Higher interest expense for 1999 reflects higher long-term debt levels during the current year resulting from the transaction described in Note 1 of Notes to Consolidated Financial Statements. The Company's effective income tax rate in 1999 reflects the donation of art and the non-deductible portion of the expenses associated with the merger. The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales of the Outdoor Products segment for 1999 were $327.6 million compared to $315.4 million in 1998. Operating income was $71.8 million in 1999 compared to $68.4 million the prior year. Sales reflect a higher volume of sales of lawn mowers and accessories and from flat to slightly lower sales of other product lines as indicated in the following table (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   1999      1998      in 1999
------------------------------------------        ------    ------    ----------
Chain saw components                              $201.1    $199.7        .7%
Lawn mowers and accessories                         87.2      75.7      15.2
Other                                               39.3      40.0       (.2)
------------------------------------------        ------    ------
     Total segment sales                          $327.6    $315.4       3.9%
------------------------------------------        ======    ======

The improvement in operating income is primarily due to the higher sales of lawn mowers and accessories and the positive effect of favorable exchange rates in Brazil which adds approximately $1.9 million.

Sales for the Sporting Equipment segment were up significantly to $323.7 million from $286.7 million the prior year. Operating income improved to $40.4 million from $36.1 million the previous year. These results reflect a higher volume for ammunition and related components, sports optics and other products, partially offset by competitive pricing actions required during the last half of the current year in one of this segment's products. Sales by the segment's principal product groups were as follows (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   1999      1998      in 1999
------------------------------------------        ------    ------    ----------
Ammunition related products                       $234.9    $212.0      10.8%
Sports optical products                             48.3      41.3      16.9
Other                                               40.5      33.4      21.3
------------------------------------------        ------    ------
     Total segment sales                          $323.7    $286.7      12.9%
------------------------------------------        ======    ======

Additionally in the second half of 1998, the Sporting Equipment segment completed certain cost reduction activities by consolidating its raw materials purchasing and sales and marketing organizations, transferring certain production to lower cost facilities and eliminating certain outsourcing. Annual savings of $3.7 million from these efforts were realized in 1999.

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general. A key indicator of this segment's market is the price of Northern Bleached Softwood Kraft ("pulp") which declined from an average of $598 per metric ton in the fourth quarter of 1997 to an average of $520 per metric ton in 1999 ($460 per metric ton in the first quarter, $500 per metric ton in the second quarter, $533 per metric ton in the third quarter and $587 per metric ton in the fourth quarter), resulting in depressed market conditions characterized by significant sales declines in the Company's most important market (the Southeastern United States) and the need to offer discounts in response to extremely aggressive competition for available sales. Operating results of this segment were adversely affected by these poor market conditions in 1999. Sales by the segment's principal product groups were as follows (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   1999      1998      in 1999
------------------------------------------        ------    ------    ----------
Timber harvesting and loading equipment           $133.1    $199.8     (33.4)%
Gear components and rotation bearings               25.5      30.0     (15.0)
------------------------------------------        ------    ------
     Total segment sales                          $158.6    $229.8     (31.0)%
------------------------------------------        ======    ======

This segment incurred an operating loss of $1.1 million in 1999 compared to operating income of $27.9 million in 1998 primarily due to sharply reduced demand and manufacturing problems at the Prentice facility which increased costs. In response to weak market conditions and to improve capacity utilization, the Company implemented a program of production consolidation and realignments in this segment to lower costs and improve productivity. One manufacturing facility was closed during the first half of 1999 with its production shifted to other Company plants. Another small facility was closed during the third quarter of 1999 with its production outsourced. Costs of approximately $3.0 million related to these plant closings were charged to operations during 1999. Management anticipates annual cost savings of approximately $3.7 million beginning in the third quarter of 1999 as a result of these actions. With recent pulp price increases, low pulp inventory levels, increased demand for pulp and paper products from the economic recovery of Southeast Asia, improved order backlog and improved performance in the fourth quarter of 1999, management is cautiously optimistic of continued improvement in the near future, although the extent and timing of further improvement is highly uncertain. If the current slowdown were to continue, it would be unlikely this segment could achieve historical levels of sales and profitability.

The Company's total backlog increased to $85.7 million at December 31, 1999, from $61.3 million at December 31, 1998, as follows (in millions):


                                                                       Increase
                                                   1999      1998      in 1999
------------------------------------------        ------    ------    ----------
Outdoor Products                                  $ 41.9    $ 30.2      $ 11.7
Sporting Equipment                                  18.0      15.1         2.9
Industrial and Power Equipment                      25.8      16.0         9.8
------------------------------------------        ------    ------      ------
     Total                                        $ 85.7    $ 61.3      $ 24.4
------------------------------------------        ======    ======      ======

Management continuously reviews for potential cost reductions. In addition to cost savings efforts commented on elsewhere within management's discussion and analysis, studies are underway to evaluate distribution processes and distribution facility needs. These studies are expected to be completed in 2000. While no assurance can be given that savings can be achieved until these studies are completed, management estimates that potential annual savings will range from $2 million to $4 million with implementation expenses estimated at $1.5 million to $2.5 million. Actual results could vary significantly from these estimates.

TWELVE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

Despite economic problems in some markets, the Company achieved record results in 1998. Sales in 1998 were $831.9 million compared to $716.9 million in 1997. Income before extraordinary loss was $63.3 million ($.83 per share) in 1998 compared to $59.1 million ($.77 per share) in 1997. Net income of $61.3 million ($.80 per share) for 1998 reflects a net extraordinary loss of $2.0 million ($.03 per share) on the redemption of long-term debt. The higher sales and improved operating results in 1998 are primarily due to the full year contribution to the Sporting Equipment segment by Federal Cartridge Company ("Federal") which was acquired during the fourth quarter of 1997.

Selling, general and administrative expenses were 17% of sales in 1998 compared to 19% in 1997. Total selling, general and administrative expenses increased by $10.0 million in 1998 primarily due to Federal being included in operating results for the entire year. Higher interest expense in 1998 reflects higher debt levels during the current year, principally due to the Federal acquisition.

Total backlog was $61.3 million at December 31, 1998, compared to $117.9 million at December 31, 1997. The current year backlog is lower at each of the Company's operating segments with the largest decrease at the Industrial and Power Equipment segment, principally reflecting reduced demand for timber harvesting and industrial equipment. The Company expects a challenging year in 1999 as economic conditions in Southeast Asia and South America and low pulp prices and high mill inventories are likely to impact the demand for the

Industrial and Power Equipment segment's timber harvesting equipment. The Industrial and Power Equipment segment has implemented production and cost control measures to help mitigate the effect of the reduction in demand. In 1999, the Sporting Equipment segment should continue to benefit from the acquisition of Federal and related consolidation and cost reduction activities.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, as a result of the recapitalization transactions (see Note 1 of Notes to Consolidated Financial Statements), the Company has significant amounts of debt, with interest payments on the notes and interest and principal payments under the new credit facilities representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal commencing on December 31, 1999. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. The revolving credit facility has an availability of up to $100.0 million. Letters of credit issued under the revolving credit facility which reduced the amount available under the revolving credit facility were $8.1 million at December 31, 1999. The revolving credit facility will mature August 19, 2004.

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $339 million which mature at various dates through 2006. See Note 1 of Notes to Consolidated Financial Statements for the terms and conditions of the senior notes, the senior subordinated notes and senior term loans.

Cash balances at December 31, 1999, were $10.5 million compared to $45.1 million at December 31, 1998. Cash provided by operating activities was $19.1 million in 1999 compared to $88.9 million the prior year, principally due to a net income decrease of $83.1 million. Working capital decreased $44.7 million to $187.5 million, compared to $232.2 million last year. Accounts receivable increased by $39.6 million, notes payable and current maturities of long-term debt by $5.8 million, accounts payable by $20.6 million, and accrued expenses by $27.2 million. Inventories decreased $4.0 million. The notes payable and current maturities of long-term debt increase reflects $3.4 million of new term loans and $3.0 million from short-term foreign lines of credit. The accounts payable increase reflects purchases principally related to the higher level of business in the fourth quarter and the extension of payments to partially offset higher receivables. The increase in accrued expenses principally reflects the increased interest on the additional debt. The accounts receivable increase reflects higher sales by all three segments as compared to the fourth quarter of 1998 and extended terms used as a marketing tool by the Sporting Equipment segment and the Industrial and Power Equipment segment.

Accounts receivable at December 31, 1999, and December 31, 1998, and sales by segment for the fourth quarter of 1999 compared to the fourth quarter of 1998 were as follows (in millions):

                                          December 31,  December 31,
                                              1999          1998       Increase
------------------------------------      ------------  ------------  ----------
Accounts Receivable:
  Outdoor Products                           $ 65.6        $ 56.7       $  8.9
  Sporting Equipment                           64.8          41.5         23.3
  Industrial and Power Equipment               40.9          33.4          7.5
------------------------------------         ------        ------       ------
    Total segment receivables                $171.3        $131.6       $ 39.7
------------------------------------         ======        ======       ======

                                             Three Months Ended
                                          December 31,  December 31,
                                              1999          1998       Increase
------------------------------------      ------------  ------------  ----------
Sales:
  Outdoor Products                           $ 84.3        $ 79.2       $  5.1
  Sporting Equipment                           83.8          69.5         14.3
  Industrial and Power Equipment               53.9          51.8          2.1
------------------------------------         ------        ------       ------
    Total segment sales                      $222.0        $200.5       $ 21.5
------------------------------------         ======        ======       ======

The higher sales by the Outdoor Products segment are the principal reason for the increase in that segment's receivables as compared to year-end. Because of the seasonal nature of the sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and in response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment in advance of the fall hunting season. As a result, receivables tend to peak in September and reach their low point in January of each year. At December 31, 1999, extended term receivables were $11 million greater than at December 31, 1998. In addition, the higher sales occurred late in the quarter and result in increased receivables. The Industrial and Power Equipment segment sales reflect the adverse market conditions described in "Operating Results." Recently, this segment has begun to see improvement in its market as reflected in the increased backlog of $25.8 million at December 31, 1999, compared to $16.0 million at December 31, 1998. Sales increases during the fourth quarter are further evidence of this improvement. In response to the adverse market conditions, this segment began offering in the fourth quarter of 1998 payment terms of 90, 120 and, in some cases, 180 days to certain dealers based on their financial strength. At December 31, 1999, there were approximately $11.5 million in receivables with extended terms compared to $14.5 million at December 31, 1998. The sales increase of $5.7 million for the month of December 1999 compared to December 1998 and a collection of $4 million the first of January for amounts due at the end of December 1999 from the two largest customers are the primary reasons for the increase in receivables.

The Company has absorbed the increased receivables through operating cash flows and, given historical operating cash flows, the Company expects operating cash flows will be sufficient to cover any further increases until market conditions in the Industrial and Power Equipment segment further improve and terms return to those normally extended. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms.

Cash used in investing activities in 1999 was $21.4 million, reflecting principally purchases of property, plant and equipment of $17.5 million. Cash used in financing activities in 1999 was $32.3 million, principally reflecting $696.9 million from the issuance of senior subordinated notes and senior term loans, and capital contribution of $417.5 million partially offset by the redemption of common stock of $1,068.8 million, the payment of dividends of $7.8 million, and payment of long-term debt of $74.6 million.

Immediately after the merger transaction described in Note 1 of Notes to Consolidated Financial Statements, the Company became substantially leveraged which may adversely affect its operations.

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

MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. The Company manages its exposure to these market risks through its regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading purposes. See Interest Rate Risk and Commodity Price Risk below for discussion of expectations as regards future use of interest rate and commodity price derivatives.

Interest Rate Risk:
The Company manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, the Company has, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and has entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 1999, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate long-term debt outstanding at December 31, 1999, by $27.3 million. A hypothetical 10% increase in the interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by approximately $3.5 million in 2000.

Under its Credit Agreement, the Company is required to enter into hedge agreements within 180 days of the borrowing and maintain such hedge agreements in place until the second anniversary of the borrowing, such that at least 33% of the aggregate principal amount of the borrowings are subject to a fixed rate of interest. The Company will have in place by February 15, 2000, an interest rate cap at an immaterial cost to comply with this requirement.

Foreign Currency Exchange Risk:
Approximately 36% of Oregon's sales and 42% of its operating costs and expenses were transacted in foreign currencies in 1999. As a result, fluctuations in exchange rates impact the amount of Oregon's reported sales and operating income. Historically, the Company's principal exposures have been related to local currency operating costs and expenses in Canada and local currency sales in Europe (principally France and Germany). During the past three years, the Company has not used derivatives to manage any significant foreign currency exchange risk and, at December 31, 1999, no foreign currency exchange derivatives were outstanding.

Commodity Price Risk:
During 1999, the Company purchased approximately 11.4 million pounds of brass for use in its Sporting Equipment operations. While the Company has in previous years hedged approximately 40% of these purchases and may in the current or future years hedge these purchases if the price trend is such that it could have a material effect on financial condition or results of operations, no futures contracts to manage this price risk were entered into in 1999. Because there are no copper and zinc contracts outstanding at December 31, 1999, an immediate hypothetical 10% decrease in the futures prices of copper and zinc would have no effect on fair value. In addition, a large quantity of other metals (principally lead) were purchased by Sporting Equipment operations in 1999. Derivatives were not used to manage this price risk.

IMPACT OF YEAR 2000 ISSUE

The Company evaluated its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase included both information technology equipment and non-information technology equipment. Based on its assessment, the Company determined that it was necessary to modify or replace a portion of its information systems and other equipment. The modification or replacement and testing of the critical software, hardware and equipment requiring remediation was completed and mitigated successfully the effect of the Year 2000 issue. The Company's operations incurred no disruption of their ability to manufacture and ship products, process financial transactions or engage in similar normal business activities. Likewise, the Company experienced no significant problems with its non-information technology systems.

The total estimated cost of the Year 2000 project, including system upgrades, was approximately $5.4 million and was funded by operating cash flows. As of December 31, 1999, all costs had been incurred. Of the total cost of the project, approximately $2.6 million was attributable to new software and equipment, which was capitalized. The remaining costs were expensed as incurred.

The Company experienced no significant problems with key suppliers and customers as a result of the Year 2000 issue.

Where needed, the Company established contingency plans based on actual testing results and assessment of outside risks; however, it was not necessary to implement any contingency plan.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" on page 18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Shareholders, Blount International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Atlanta, Georgia
January 27, 2000

                          MANAGEMENT RESPONSIBILITY

All information contained in the consolidated financial statements of Blount International, Inc., has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company's most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made by the independent auditors. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

Three directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel and the Company's independent auditors each year to consider the results of external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent auditors of the Company to ensure free access by the independent auditors to the committee.

The Company's independent auditors, PricewaterhouseCoopers LLP, audited the financial statements prepared by the Company. Their opinion on these statements appears herein.



JOHN M. PANETTIERE                        HAROLD E. LAYMAN
Chairman of the Board                     President and Chief Operating Officer
and Chief Executive Officer               and Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

                                                        Twelve Months Ended
                                                            December 31,
(Dollar amounts in millions,                         --------------------------
except per share data)                                1999      1998      1997
------------------------------------------------     ------    ------    ------
Sales                                                $809.9    $831.9    $716.9
Cost of sales                                         574.3     573.6     482.9
------------------------------------------------     ------    ------    ------
Gross profit                                          235.6     258.3     234.0
Selling, general and administrative
expenses                                              141.8     144.3     134.6
Merger expenses                                        76.1       0.3
------------------------------------------------     ------    ------    ------
Income from operations                                 17.7     113.7      99.4
Interest expense                                      (44.8)    (14.3)     (9.5)
Interest income                                         3.7       2.5       2.5
Other income, net                                       0.8       0.3       1.3
------------------------------------------------     ------    ------    ------
Income (loss) before income taxes                     (22.6)    102.2      93.7
Provision (benefit) for income taxes                   (0.8)     38.9      34.6
------------------------------------------------     ------    ------    ------
Income (loss) before extraordinary loss               (21.8)     63.3      59.1
Extraordinary loss on repurchase
of debt, net                                                     (2.0)
------------------------------------------------     ------    ------    ------
Net income (loss)                                    $(21.8)   $ 61.3    $ 59.1
------------------------------------------------     ------    ------    ------
Basic earnings (loss) per share:
  Before extraordinary loss                          $(0.37)   $ 0.85    $ 0.79
  Extraordinary loss                                             (.03)
------------------------------------------------     ------    ------    ------
  Net income (loss)                                  $(0.37)   $ 0.82    $ 0.79
------------------------------------------------     ------    ------    ------
Diluted earnings (loss) per share:
  Before extraordinary loss                          $(0.37)   $ 0.83    $ 0.77
  Extraordinary loss                                             (.03)
------------------------------------------------     ------    ------    ------
  Net income (loss)                                  $(0.37)   $ 0.80    $ 0.77
------------------------------------------------     ------    ------    ------
Cash dividends per share:
  Class A                                            $ .071    $ .143    $ .131
  Class B                                              .067      .134      .122
------------------------------------------------     ------    ------    ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                 December 31,
(Dollar amounts in millions, except per share data)             1999      1998
------------------------------------------------------------  --------  --------
Assets
------------------------------------------------------------  --------  --------
Current assets:
  Cash and cash equivalents                                   $   10.5  $  45.1
  Accounts receivable, net of allowance for
  doubtful accounts of $4.2 and $3.9                             171.9    132.3
  Inventories                                                    117.0    121.0
  Deferred income taxes                                           21.1     22.0
  Other current assets                                            15.5      6.7
------------------------------------------------------------  --------  -------
    Total current assets                                         336.0    327.1
Property, plant and equipment, net of accumulated
depreciation of $230.4 and $209.9                                172.3    182.9
Cost in excess of net assets of acquired businesses, net         111.5    114.7
Other assets                                                      68.9     44.1
------------------------------------------------------------  --------  -------
Total Assets                                                  $  688.7  $ 668.8
------------------------------------------------------------  --------  -------
Liabilities and Stockholders' Equity (Deficit)
------------------------------------------------------------  --------  -------
Current liabilities:
  Notes payable and current maturities of long-term debt      $    6.5  $   0.7
  Accounts payable                                                51.0     30.4
  Accrued expenses                                                91.0     63.8
------------------------------------------------------------  --------  -------
    Total current liabilities                                    148.5     94.9
Long-term debt, exclusive of current maturities                  809.7    161.6
Deferred income taxes, exclusive of current portion                8.8     13.0
Other liabilities                                                 43.4     44.7
------------------------------------------------------------  --------  -------
    Total liabilities                                          1,010.4    314.2
------------------------------------------------------------  --------  -------
Commitments and Contingent Liabilities
------------------------------------------------------------  --------  -------
Stockholders' equity (deficit):
Common stock: par value $.01 per share, 100,000,000 shares
  authorized, 30,795,882 outstanding                               0.3
Common Stock: par value $.005 per share
  Class A: 54,856,210 shares issued                                         0.3
  Class B, convertible: 22,958,942 shares issued                            0.1
Capital in excess of par value of stock                          417.3     38.7
Retained earnings (deficit)                                     (747.9)   348.9
Accumulated other comprehensive income                             8.6      7.6
Less Class A treasury stock at cost, none and
3,704,604 shares                                                          (41.0)
------------------------------------------------------------  --------  -------
    Total stockholders' equity (deficit)                        (321.7)   354.6
------------------------------------------------------------  --------  -------
Total Liabilities and Stockholders' Equity (Deficit)          $  688.7  $ 668.8
------------------------------------------------------------  --------  -------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                                Twelve Months Ended
                                                                   December 31,
                                                           -----------------------------
(Dollar amounts in millions)                                 1999        1998      1997
--------------------------------------------------------   ---------    ------    ------
Cash flows from operating activities:
Net income (loss)                                          $   (21.8)   $ 61.3    $ 59.1
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Extraordinary loss                                                       2.0
  Depreciation, amortization and other
  noncash charges                                               34.0      30.9      25.0
  Deferred income taxes                                         (3.2)     (2.3)     (1.7)
  Gain on disposals of property, plant
  and equipment                                                 (0.5)               (0.6)
  Changes in assets and liabilities, net
  of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                 (39.6)      3.4      20.4
    (Increase) decrease in inventories                           4.0      13.3     (10.4)
    (Increase) decrease in other assets                         (2.8)                0.8
    Increase (decrease) in accounts payable                     20.6     (12.8)      0.8
    Increase (decrease) in accrued expenses                     30.3      (7.3)    (15.5)
    Increase (decrease) in other liabilities                    (1.9)      0.4       2.4
--------------------------------------------------------   ---------    ------    ------
  Net cash provided by operating activities                     19.1      88.9      80.3
--------------------------------------------------------   ---------    ------    ------
Cash flows from investing activities:
Proceeds from sales of property, plant
and equipment                                                    0.8       1.3       0.9
Purchases of property, plant and equipment                     (17.5)    (21.1)    (17.8)
Acquisitions of businesses                                      (1.4)    (17.4)   (132.5)
Other                                                           (3.3)
--------------------------------------------------------   ---------    ------    ------
  Net cash used in investing activities                        (21.4)    (37.2)   (149.4)
--------------------------------------------------------   ---------    ------    ------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings                3.0      (0.4)
Issuance of long-term debt                                     696.9     149.4      62.0
Reduction of long-term debt                                    (74.6)   (137.5)    (14.9)
Decrease in restricted funds                                     3.5       0.5       1.0
Dividends paid                                                  (7.8)    (10.5)     (9.4)
Redemption of Common Stock                                  (1,068.8)
Capital contribution                                           417.5
Purchase of treasury stock                                               (18.1)    (27.5)
Other                                                           (2.0)      5.2       4.0
--------------------------------------------------------   ---------    ------    ------
  Net cash provided by (used in) financing
  activities                                                   (32.3)    (11.4)     15.2
--------------------------------------------------------   ---------    ------    ------
Net increase (decrease) in cash and cash
equivalents                                                    (34.6)     40.3     (53.9)
--------------------------------------------------------   ---------    ------    ------
Cash and cash equivalents at beginning of period                45.1       4.8      58.7
--------------------------------------------------------   ---------    ------    ------
Cash and cash equivalents at end of period                 $    10.5    $ 45.1    $  4.8
--------------------------------------------------------   ---------    ------    ------

The accompanying notes are an integral part of the audited financial statements. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Blount International, Inc. and Subsidiaries

                                                                                                 Accumulated
                                                      Common Stock         Capital   Retained      Other
(Dollar amounts in millions,                    ------------------------  In Excess  Earnings   Comprehensive  Treasury
shares in thousands)                            Common  Class A  Class B    of Par   (Deficit)     Income       Stock      Total
-------------------------------------------     ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1996                                $ 0.1    $ 0.1     $ 34.8   $  252.2          $ 7.9   $  (4.3)  $ 290.8
Stock split (27,276 Class A, 1,456 treasury,
  and 11,622 Class B)                                       0.2                (0.2)
Net income                                                                                59.1                               59.1
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                (0.9)               (0.9)
                                                                                                                          -------
        Comprehensive income                                                                                                 58.2
Dividends                                                                                 (9.6)                              (9.6)
Conversion of Class B to Class A
  Common stock (158 shares)
Purchase of treasury stock
  (1,346 Class A shares)                                                                                          (27.5)    (27.5)
Other (458 Class A shares, 132 treasury)
  - principally stock options exercised                                         3.1       (1.4)                     2.5       4.2
-------------------------------------------     ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1997                                  0.3      0.1       37.7      300.3            7.0     (29.3)    316.1
Net income                                                                                61.3                               61.3
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                 0.5                 0.5
  Unrealized gains on securities, net of
    gains of $0.2 reclassified to net income                                                              0.6                 0.6
  Minimum pension liability adjustment                                                                   (0.5)               (0.5)
                                                                                                                          -------
        Comprehensive income                                                                                                 61.9
Dividends                                                                                (10.5)                             (10.5)
Conversion of Class B to Class A
  Common stock (282 shares)
Purchase of treasury stock
  (1,410 Class A shares)                                                                                          (18.0)    (18.0)
Other (630 Class A shares, 612 treasury)
  - principally stock options exercised                                         1.0       (2.2)                     6.3       5.1
-------------------------------------------     ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1998                                  0.3      0.1       38.7      348.9            7.6     (41.0)    354.6
Net income (loss)                                                                        (21.8)                             (21.8)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                (0.5)               (0.5)
  Unrealized gains on securities                                                                          1.0                 1.0
  Minimum pension liability adjustment                                                                    0.5                 0.5
                                                                                                                          -------
        Comprehensive income (loss)                                                                                         (20.8)
Redemption of Common Stock, 48,475 shares
  of Class A and 22,776 shares of Class B                  (0.3)    (0.1)             (1,068.4)                          (1,068.8)
Capital Contributions (27,833 shares)            $ 0.2                        417.3                                         417.5
Exchange of Class A for 2,963 shares of Common     0.1                                                                        0.1
Conversion of Class B to Class A (183 shares)
Retire treasury stock (3,605 Class A)                                         (38.8)      (1.1)                    39.9
Dividends                                                                                 (5.2)                              (5.2)
Other - principally stock options exercised                                     0.1       (0.3)                     1.1       0.9
-------------------------------------------     ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1999                       $ 0.3                       $417.3   $ (747.9)         $ 8.6             $(321.7)
-------------------------------------------     ------  -------  -------  ---------  ---------  -------------  --------   -------

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

Merger:
On August 19, 1999, Blount International, Inc., a Delaware corporation, merged with Red Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P. ("Lehman"). The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 18, 1999. Lehman is a $2.0 billion institutional merchant banking fund focused on investments in established operating companies. This transaction was accounted for as a recapitalization under generally accepted accounting principles. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the transaction.

As a result of the proration and stock election procedures related to the merger, approximately 1.5 million shares of Blount International's pre-merger outstanding common stock were retained by existing shareholders and exchanged, on a two-for-one basis, for 3.0 million shares of post-merger outstanding common stock. All share and per share information for periods prior to the merger have been restated to reflect the split. Lehman and certain members of Company management made a capital contribution of approximately $417.5 million and received approximately 27.8 million shares of post-merger outstanding common stock. Lehman controls approximately 85% of the 30.8 million shares outstanding following the merger.

The merger was financed by the equity contribution of $417.5 million, senior term loans of $400 million and senior subordinated notes of $325 million issued by Blount, Inc., a wholly-owned subsidiary of Blount International, Inc. The new credit facilities include two term loan facilities in an aggregate principal amount of $400.0 million, comprised of a $60.0 million Tranche A Term Loan (none of which was outstanding at December 31, 1999) and a $340.0 million Tranche B Term Loan ($339.2 million of which was outstanding at December 31, 1999), and a $100.0 million revolving credit facility (none of which was outstanding at December 31, 1999). See Note 3.

Reclassifications:
Certain amounts in 1998 and 1997 and notes to consolidated financial statements have been reclassified to conform with the 1999 presentation.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, product warranty expenses, casualty insurance costs, product liability expenses, other legal proceedings, employee benefit plans, income taxes, discontinued operations and contingencies. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur in the near term.

Cash and cash equivalents:
The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates to be cash equivalents.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 15 years; furniture, fixtures and office equipment - 3 years to 15 years; and transportation equipment - 1 year to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $27.3 million, $25.9 million and $21.1 million in 1999, 1998 and 1997.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three reporting periods ended December 31, 1999.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization was $38.3 million and $34.4 million as of December 31, 1999 and 1998. The excess cost is evaluated for impairment annually or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value based on the historic and estimated future profitability and cash flows of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to general and product liability through retentions or deductibles under its insurance programs and for workers' compensation and vehicle liability losses until October 1, 1999. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments to pretax income were not material in 1999, 1998 and 1997.

Derivative financial instruments:
The Company accounts for copper and zinc futures contracts in accordance with SFAS No. 80, "Accounting for Futures Contracts." These contracts (no pounds and approximately 4.0 million pounds at December 31, 1999 and 1998, respectively) hedge a portion of the anticipated brass purchases the Company expects to carry out in the normal course of business. Any gain or loss on futures contracts accounted for as a hedge which are closed before the date of the anticipated transaction is deferred until completion of the transaction. Deferred gains or losses are amortized over the transaction period.

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

Deferred Financing Costs:
The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility.

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Advertising:
Advertising costs are expensed as incurred except for cooperative advertising which is accrued over the period the revenues are recognized and sales materials such as brochures and catalogs which are accounted for as prepaid supplies and expensed over the period used. Advertising costs were $11.7 million, $13.5 million and $14.6 million for 1999, 1998 and 1997.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $7.2 million, $7.4 million and $8.0 million for 1999, 1998 and 1997.

Contributions:
During the first quarter of 1999, the Company donated art with a book value of $1.5 million and an appraised value of $4.7 million to The Blount Foundation, Inc., a charitable foundation. On an after-tax basis, this donation had no significant effect on net income.

NOTE 2:
INCOME TAXES

The provision (benefit) for income taxes attributable to income (loss) before extraordinary loss is as follows:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
(Dollar amounts in millions)                            1999     1998     1997
------------------------------------------------       ------   ------   ------
Current provision (benefit):
   Federal                                             $ (1.8)  $ 33.3   $ 28.6
   State                                                  1.1      4.3      3.8
   Foreign                                                5.0      4.2      3.9
Deferred provision (benefit):
   Federal                                               (5.0)    (2.4)    (1.5)
   State                                                 (0.5)    (0.1)     0.1
   Foreign                                                0.4     (0.4)    (0.3)
------------------------------------------------       ------   ------   ------
                                                       $ (0.8)  $ 38.9   $ 34.6
------------------------------------------------       ------   ------   ------

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before extraordinary loss and income taxes is as follows:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
(Dollar amounts in millions)                            1999     1998     1997
------------------------------------------------       ------   ------   ------
Income (loss) before income taxes:
   Domestic                                            $(31.9)  $ 91.5   $ 83.8
   Foreign                                                9.3     10.7      9.9
------------------------------------------------       ------   ------   ------
                                                        (22.6)  $102.2   $ 93.7
------------------------------------------------       ------   ------   ------
                                                            %        %        %
Statutory tax rate                                      (35.0)    35.0     35.0
Impact of earnings of foreign operations                  8.3              (0.7)
State income taxes, net of federal tax benefit            0.6      2.6      2.2
Merger expenses                                          25.3
Permanent differences                                     2.3      1.2      1.6
Other items, net                                         (5.3)    (0.7)    (1.2)
------------------------------------------------       ------   ------   ------
Effective income tax rate                                (3.8)    38.1     36.9
------------------------------------------------       ------   ------   ------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 1999 and 1998, deferred income tax assets were $39.5 million and $35.7 million and deferred income tax liabilities were $27.2 million and $26.7 million. Deferred income tax assets (liabilities) applicable to temporary differences at December 31, 1999 and 1998, are as follows:

(Dollar amounts in millions)                                     1999     1998
------------------------------------------------------------    ------   ------
Property, plant and equipment basis differences                 $(16.9)  $(17.8)
Employee benefits                                                 21.4     19.1
Other accrued expenses                                            16.3     15.0
Other - net                                                       (8.5)    (7.3)
------------------------------------------------------------    ------   ------
                                                                $ 12.3   $  9.0
------------------------------------------------------------    ------   ------

Deferred income taxes of approximately $2.9 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $28.7 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1993 fiscal year with no material adverse effect. The periods from fiscal 1994 through 1999 are still open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 1999 and 1998, consists of the following:

(Dollar amounts in millions)                                     1999     1998
------------------------------------------------------------    ------   ------
13% Senior subordinated notes, maturing on
  August 1, 2009                                                $325.0
7% Senior notes (net of discount), maturing on
  June 15, 2005                                                  148.8   $148.6
Tranche B senior term loans, maturing at various dates
  through June 30, 2006, interest rate varies with libor,
  prime or CD rate depending upon borrowing option selected      339.2
$100 million revolving credit agreement maturing
  August 19, 2004, interest rate varies with libor, prime
  or CD rate depending upon borrowing option selected
Industrial development revenue bonds payable, maturing
  between 1999 and 2013, interest at varying rates                         13.1
Other long-term debt, interest at 9.25% at
  December 31, 1998                                                         0.4
Lease purchase obligations, interest at varying
  rates, payable in installments to 2003                           0.2      0.2
------------------------------------------------------------    ------   ------
                                                                 813.2    162.3
Less current maturities                                           (3.5)    (0.7)
------------------------------------------------------------    ------   ------
                                                                $809.7   $161.6
------------------------------------------------------------    ======   ======

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                 Capital Leases
                                              ---------------------     Total
(Dollar amounts in millions)        Debt      Principal    Interest    Payments
-------------------------------    ------     ---------    --------    --------
2000                               $  3.4       $ 0.1       $ 0.0       $  3.5
2001                                  3.4         0.1                      3.5
2002                                  3.4                                  3.4
2003                                  3.4                                  3.4
2004                                  3.4                                  3.4
2005 and beyond                     796.0                                796.0
-------------------------------    ------       -----       -----       ------
                                   $813.0       $ 0.2       $ 0.0       $813.2
-------------------------------    ------       -----       -----       ------

In June 1998, Blount, Inc., a wholly-owned subsidiary of Blount International, Inc., issued senior notes ("the 7% senior notes") with a stated interest rate of 7% in the principal amount of $150 million maturing on June 15, 2005. The senior notes are fully and unconditionally guaranteed by Blount International, Inc. Approximately $8.3 million, reflecting the price discount and the cost to extinguish an interest rate contract accounted for as a hedge of future interest on the debt, is being amortized to expense over the life of the senior notes. The senior notes are redeemable at a premium, in whole or in part, at the option of the Company at any time. The debt indenture contains restrictions on secured debt, sale and lease-back transactions, and the consolidation, merger and sale of assets.

In July 1998, the Company redeemed all its 9% subordinated notes in the amount of $68.8 million. The extraordinary loss on redemption was $2.0 million, net of income taxes of $1.2 million.

In August 1999, Blount, Inc., a wholly-owned subsidiary of Blount International, Inc., issued senior subordinated notes (the "senior subordinated notes") with an interest rate of 13% in the principal amount of $325 million. The senior subordinated notes provide at a premium for the redemption of an aggregate of 35% of the senior subordinated notes until August 1, 2002, and for redemption at a premium of all or part of the senior subordinated notes after August 1, 2004, until August 1, 2007, when the senior subordinated notes are redeemable at par. Blount, Inc. also entered into new credit facilities which include two term loan facilities in an aggregate principal amount of $400.0 million, comprised of a $60.0 million Tranche A Term Loan (none of which was outstanding at December 31,
1999) and a $340.0 million Tranche B Term Loan ($339.2 million of which was outstanding at December 31, 1999), and a $100.0 million revolving credit facility (none of which was outstanding at December 31, 1999). In connection with the $325 million senior subordinated notes, the Company filed a registration statement on Form S-4 on July 15, 1999. The Tranche A Term Loan, which has been paid in full, had scheduled quarterly repayments that increased periodically from $2,000,000 beginning on December 31, 1999, to $3,750,000 by the maturity date, June 30, 2004. The Tranche B Term Loan has quarterly repayments of $850,000 beginning on December 31, 1999, until June 30, 2005, and then increasing to $80,000,000 on September 30, 2005, until March 31, 2006, with a final payment of $80,450,000 on the maturity date, June 30, 2006. The Tranche B borrowings can be repaid, in whole or in part, at anytime; however, there is a prepayment premium until August 19, 2001. The Company and all of the Company's domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the debt issued to finance the merger. In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral. Blount, Inc.'s obligations and its domestic subsidiaries' guarantee obligations under the new credit facilities are collateralized by a first priority security interest in substantially all of their respective assets. The Company's guarantee obligations in respect of the new credit facilities are collateralized by a pledge of all of Blount, Inc.'s capital stock. The 7.0% senior notes share equally and ratably in certain of the collateral securing the new credit facilities. The Company is required to enter into hedge agreements within 180 days of the Tranche B borrowing and maintain such hedge agreements in place until the second anniversary of the Tranche B borrowing such that at least 33% of the aggregate principal amount of the Tranche B borrowing is subject to a fixed rate of interest. The Company will have in place by February 15, 2000, an interest rate cap at an immaterial cost to comply with this requirement.

In August 1999, the Company replaced its $150 million revolving credit agreement expiring April 1, 2002, with a new $100 million revolving credit agreement expiring on August 19, 2004. At December 31, 1999, no amounts were outstanding under the new $100 million revolving credit agreement. The $100 million revolving credit agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of total debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the agreement. The new agreement contains covenants relating to indebtedness, liens, mergers, consolidations, disposals of property, payment of dividends, capital expenditures, investments, optional payments and modifications of the agreements, transactions with affiliates, sales and leasebacks, changes in fiscal periods, negative pledges, subsidiary distributions, lines of business, hedge agreements, and activities of the Company and requires the Company to maintain certain leverage and interest coverage ratios.

As of December 31, 1999, the weighted average interest rate on outstanding foreign short-term borrowings was 7.3%. No short-term borrowings were outstanding at December 31, 1998.


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

On November 4, 1997, the Company acquired Federal Cartridge Company ("Federal"), formerly Federal-Hoffman, Inc. The purchase price was approximately $129 million including a post-closing adjustment and acquisition expenses. Federal manufactures shotshell, centerfire and rimfire cartridges, ammunition components and clay targets. The following summarized unaudited pro forma financial information for the twelve months ended December 31, 1997, assumes the acquisition had occurred on January 1, 1997:

Pro forma information
(Dollar amounts in millions, except per share data)                       1997
------------------------------------------------------------------       ------
Sales                                                                    $842.2
Income from continuing operations                                          65.1
Earnings per share from continuing operations:
  Basic                                                                     .87
  Diluted                                                                   .85
------------------------------------------------------------------       ------

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


NOTE 5:
CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The Company has authorized 100 million shares of Common Stock.

The number of shares used in the denominators of the basic and diluted earnings
(loss) per share computations were as follows (in thousands):

                                                         Twelve Months Ended
                                                             December 31,
                                                       ----------------------
                                                        1999     1998     1997
------------------------------------------------       ------   ------   ------
Shares for basic earnings (loss) per share
  computation - weighted average
  common shares outstanding                            58,185   74,744   75,264
Dilutive effect of stock options                                 2,044    1,832
------------------------------------------------       ------   ------   ------
Shares for diluted earnings (loss) per
  share computation                                    58,185   76,788   77,096
------------------------------------------------       ------   ------   ------

No adjustment was required to reported income amounts for inclusion in the numerators of the earnings (loss) per share computations.

Prior to the merger described in Note 1, the Company had granted options to purchase its Class A Common Stock to certain officers and key employees under four fixed stock option plans. Under these plans, options could be granted up to 13,500,000 shares. Each plan provided for the granting of options with an option price per share not less than the fair market value of one share of Class A Common Stock on the date of grant. The options granted were exercisable for a period of up to ten years under each plan and vested in installments over periods determined by the Compensation and Management Development Committee of the Board of Directors. Options to purchase 1,121,200 shares were granted during the first quarter of 1999 under the 1998 Blount Long-Term Executive Stock Option Plan. As a result of the merger described in Note 1, all outstanding options were canceled through a payment associated with the merger. During the third quarter of 1999, the Company's Board of Directors adopted a new stock option plan under which options, either incentive stock options or nonqualified stock options, to purchase the Company's Common Stock may be granted to employees, directors, and other persons who perform services for the Company. The number of shares which may be issued under the plan may not exceed 2,875,000 shares. The option price per share for incentive stock options may not be less than 100% of the average closing sale price for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a nonqualified stock option shall be established on the date of grant and may be less than the fair market value of one share of Common Stock on the date of grant. During the third quarter of 1999, options were granted to purchase 2,301,320 shares at the price of $15 per share. As of December 31, 1999 and 1998, there were options for 623,680 shares and 1,630,040 shares available for grant.

A summary of the status of the Company's fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the periods ending on those dates is presented below:

                                                       Twelve Months
                                                     Ended December 31,
                         --------------------------------------------------------------------------
                                  1999                      1998                      1997
                         ----------------------    ----------------------    ----------------------
                                      Weighted-                 Weighted-                 Weighted-
                                       Average                   Average                   Average
                           Shares     Exercise       Shares     Exercise       Shares     Exercise
                         (in 000's)     Price      (in 000's)     Price      (in 000's)     Price
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
beginning of period           7,288      $ 8.19         6,932      $ 7.40         5,836      $ 5.94
   Granted                    3,422       14.27         1,196       12.58         2,070        9.99
   Exercised                   (100)       8.81          (612)       6,85          (888)       3.94
   Forfeited                   (106)      13.15          (228)      10.73           (86)       6.88
   Canceled                  (8,253)      (8.78)
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
end of period                 2,251      $15.00         7,288      $ 8.19         6,932      $ 7.40
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Options exercisable
at end of period                  0                     3,896                     2,770
--------------------     ----------                ----------                ----------

All options outstanding at December 31, 1999, have an exercise price of $15 per share, vest over three to six years (none of which had vested at December 31, 1999) and have a remaining contractual life of approximately 9 1/2 years.

The Company applies APB Opinion 25 and related interpretations in accounting for fixed stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the estimated fair value at the grant dates for awards under the Company's plans, consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                                         Twelve Months Ended
                                                             December 31,
(Dollar amounts in millions,                           ------------------------
except per share data)                                  1999     1998     1997
------------------------------------------------       ------   ------   ------
Net income (loss):
   As reported                                         $(21.8)  $ 61.3   $ 59.1
   Pro forma                                              4.1     58.1     56.7
Earnings (loss) per share:
   As reported:
     Basic                                              (0.37)    0.82     0.79
     Diluted                                            (0.37)    0.80     0.77
   Pro forma:
     Basic                                               0.07     0.78     0.76
     Diluted                                             0.07     0.76     0.74
------------------------------------------------       ------   ------   ------

For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
                                                        1999     1998     1997
------------------------------------------------       ------   ------   ------
Estimated lives of plan options                       6 years  6 years  6 years
Risk-free interest rates                                 5.8%     5.5%     6.2%
Expected volatility                                     30.0%    23.0%    23.0%
Dividend yield                                           0.5%     1.5%     1.5%
------------------------------------------------       ------   ------   ------

The weighted average estimated fair value of options granted during 1999, 1998 and 1997 was $5.47, $3.67 and $3.08, respectively.

NOTE 6:
PENSION AND POSTRETIREMENT BENEFIT PLANS

The changes in the benefit obligations, changes in plan assets, and funded status of the Company's defined benefit pension plans and other postretirement medical and life benefit plans for the periods ended December 31, 1999 and 1998, were as follows:

                                                                             Other
                                                         Pension         Postretirement
                                                         Benefits           Benefits
FUNDED PLANS                                         ----------------   ----------------
(Dollar amounts in millions)                          1999      1998     1999      1998
------------------------------------------------     ------    ------   ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period           $(126.4)  $(107.9)  $ (2.4)   $ (2.1)
Service cost                                           (6.6)     (6.2)
Interest cost                                          (8.9)     (8.4)    (0.2)     (0.2)
Plan participants' contributions                                          (0.1)     (0.2)
Actuarial gains (losses)                               10.5      (6.8)     0.3      (0.4)
Benefits and plan expenses paid                         3.8       2.9      0.5       0.5

------------------------------------------------    -------   -------   ------    ------
Benefit obligation at end of period                  (127.6)   (126.4)    (1.9)     (2.4)
------------------------------------------------    -------   -------   ------    ------

Change in Plan Assets:
Fair value of plan assets at beginning of period      121.7     114.1      1.9       2.1
Actual return on plan assets                           19.5      10.5      0.4       0.1
Company contributions                                   0.9
Plan participants' contributions                                           0.1       0.2
Benefits and plan expenses paid                        (3.8)     (2.9)    (0.5)     (0.5)
------------------------------------------------    -------   -------   ------    ------
Fair value of plan assets at end of period            138.3     121.7      1.9       1.9
------------------------------------------------    -------   -------   ------    ------
Funded status                                          10.7      (4.7)              (0.5)
Unrecognized actuarial (gains) losses                 (12.5)      7.3                0.5
Unrecognized transition asset                          (0.5)     (0.6)
Unrecognized prior service cost                        (0.2)     (0.2)
------------------------------------------------    -------   -------   ------    ------
Net amount recognized                               $  (2.5)  $   1.8   $  0.0    $  0.0
------------------------------------------------    -------   -------   ------    ------

Net amount recognized:
Prepaid benefits                                    $   2.1   $   3.3
Accrued benefits                                       (4.6)     (1.5)
------------------------------------------------    -------   -------   ------    ------
                                                    $  (2.5)  $   1.8   $  0.0    $  0.0
------------------------------------------------    -------   -------   ------    ------

                                                                             Other
                                                         Pension         Postretirement
                                                         Benefits           Benefits
OTHER PLANS                                          ----------------   ----------------
(Dollar amounts in millions)                          1999      1998     1999      1998
------------------------------------------------     ------    ------   ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period            $(13.8)   $ (6.3)  $(17.4)   $(16.8)
Service cost                                           (0.9)     (0.5)    (0.4)     (0.4)
Interest cost                                          (0.9)     (0.6)    (1.2)     (1.2)
Plan participants' contributions                                          (0.6)     (0.4)
Actuarial gains (losses)                                0.7      (0.4)     2.3       0.3
Benefits and plan expenses paid                         1.4       0.3      1.5       1.1
Plan amendments                                                  (6.3)
------------------------------------------------     ------    ------   ------    ------
Benefit obligation at end of period                   (13.5)    (13.8)   (15.8)    (17.4)
Unrecognized actuarial (gains) losses                   1.7       1.2     (3.0)     (0.9)
Unrecognized transition obligation                      0.1       0.1
Unrecognized prior service cost                         4.0       6.2      0.1       0.1
------------------------------------------------     ------    ------   ------    ------
Net amount recognized                                $ (7.7)   $ (6.3)  $(18.7)   $(18.2)
------------------------------------------------     ------    ------   ------    ------

Net amount recognized:
Accrued benefits                                     $(11.1)   $(13.4)  $(18.7)   $(18.2)
Intangible asset                                        3.4       6.3
Accumulated other comprehensive income                            0.8
----------------------------------------             ------    ------   ------    ------
                                                     $ (7.7)   $ (6.3)  $(18.7)   $(18.2)
----------------------------------------             ------    ------   ------    ------

The accumulated pension benefit obligation of supplemental non-qualified defined benefit pension plans was $11.1 million and $13.4 million at December 31, 1999 and 1998, respectively. Two Rabbi Trusts, whose assets are not included in the table above has been established to fund part of these non-qualified benefits.

These two Rabbi Trusts required the funding of certain executive benefits upon a change in control or threatened change in control such as the merger described in Note 1 of Notes to Consolidated Financial Statements. During the second quarter of 1999, approximately $10.4 million was funded under these trusts with approximately $7.1 million coming from the proceeds of officer life insurance loans and $3.3 million from general corporate funds. At December 31, 1999 and 1998, approximately $22.9 million and $11.5 million was held in these trusts and is included in "Other assets" in the Condensed Consolidated Balance Sheet.

The components of net periodic benefit cost and the weighted average assumptions used in accounting for pension and other postretirement benefits follow:

                                                         Pension Benefits           Other Postretirement Benefits
                                                  ------------------------------    ------------------------------
                                                       Twelve Months Ended               Twelve Months Ended
                                                           December 31,                      December 31,
                                                  ------------------------------    ------------------------------
(Dollar amounts in millions)                        1999       1998       1997        1999       1998       1997
-------------------------------------------       --------   --------   --------    --------   --------   --------
Components of net periodic benefit cost:
Service cost                                       $  7.5     $  6.7     $  4.9      $  0.4     $  0.4     $  0.3
Interest cost                                         9.8        9.0        6.7         1.3        1.4        1.2
Expected return on plan assets                      (10.8)      (9.7)      (7.3)       (0.1)      (0.2)      (0.2)
Amortization of actuarial (gains) losses             (0.2)       0.1        0.1                   (0.1)       0.1
Amortization of transition asset                     (0.1)      (0.1)      (0.1)
Amortization of prior service cost                    1.0        0.4        0.8
                                                   ------     ------     ------      ------     ------     ------
                                                   $  7.2     $  6.4     $  5.1      $  1.6     $  1.5     $  1.4
                                                   ------     ------     ------      ------     ------     ------
Weighted average assumptions:
Discount rate                                        7.4%       7.0%       7.4%        7.5%       7.0%       7.5%
Expected return on plan assets                       8.9%       8.9%       8.7%        9.0%       9.0%       8.8%
Rate of compensation increase                        4.0%       3.8%       4.0%
-------------------------------------------        ------     ------     ------      ------     ------     ------

A 6% annual rate of increase in the cost of health care benefits was assumed for 1999; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years, and then decrease to the ultimate trend rate of 3%. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollar amounts in millions)                          1% Increase   1% Decrease
------------------------------------------------      -----------   -----------
Effect on service and interest cost components           $ 0.1         $ 0.1
Effect on other postretirement benefit obligations         0.8           0.7
------------------------------------------------      -----------   -----------


The Company sponsors a defined contribution 401(k) plan and matches a portion of employee contributions. The expense was $4.9 million, $4.9 million and $3.6 million in 1999, 1998 and 1997.


NOTE 7:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in 1 to 8 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are as follows (in millions): 2000-- $3.3; 2001--$2.7; 2002--$1.5; 2003--$1.0; 2004--$0.6; and 2005 and beyond--$0.5.
Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $4.0 million, $4.6 million and $4.9 million for 1999, 1998 and 1997, respectively.

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

In connection with his resignation effective October 20, 1999, a former executive officer ("executive") cited "good reason" (in the nature of constructive discharge) under his employment contract and claimed he was due severance benefits in excess of $2.5 million. The Compensation Committee of the Board of Directors reviewed the facts relating to executive's termination and found no basis for a "good reason" termination. Therefore, the Committee denied executive's right to any severance benefits. Executive has exercised his right to request arbitration of this claim. Management believes that this matter will not have a material adverse effect on consolidated financial condition or operating results.

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


NOTE 8:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 9). At December 31, 1999, approximately 82% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, and chain saw and other original equipment manufacturers, and are normally not collateralized.

The estimated fair values of certain financial instruments at December 31, 1999 and 1998, are as follows:

                                             1999                  1998
                                     --------------------  --------------------
                                     Carrying     Fair     Carrying     Fair
(Dollar amounts in millions)          Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments        $  10.5    $  10.5    $  45.1    $  45.1
Futures contracts (see Note 1)             0.0        0.0        0.0       (0.1)
Other assets (restricted trust
  funds and notes receivable)             25.2       25.0       17.3       17.1
Notes payable and long-term debt
  (see Note 3)                          (816.2)    (815.3)    (162.3)    (163.7)
----------------------------------     -------    -------    -------    -------

The carrying amount of cash and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of derivative financial instruments (futures contracts) is estimated by obtaining market quotes. The fair value of notes receivable is estimated based on the discounted value of estimated future cash flows. The fair value of restricted trust funds approximates the carrying amount for short-term instruments and is estimated by obtaining market quotes for longer term instruments. The fair value of long-term debt is estimated based on recent market transaction prices or on current rates available for debt with similar terms and maturities.


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

Information on Segments:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          1999      1998      1997
------------------------------------------------     ------    ------    ------
Sales:
   Outdoor products                                  $327.6    $315.4    $319.3
   Sporting equipment                                 323.7     286.7     158.5
   Industrial and power equipment                     158.6     229.8     239.1
------------------------------------------------     ------    ------    ------
                                                     $809.9    $831.9    $716.9
------------------------------------------------     ------    ------    ------
Operating income (loss):
   Outdoor products                                  $ 71.8    $ 68.4    $ 67.1
   Sporting equipment                                  40.4      36.1      18.1
   Industrial and power equipment                      (1.1)     27.9      32.7
------------------------------------------------     ------    ------    ------
   Operating income from segments                     111.1     132.4     117.9
Corporate office expenses                             (17.3)    (18.4)    (18.5)
Merger expenses                                       (76.1)     (0.3)
------------------------------------------------     ------    ------    ------
Income from operations                                 17.7     113.7      99.4
Interest expense                                      (44.8)    (14.3)     (9.5)
Interest income                                         3.7       2.5       2.5
Other income, net                                       0.8       0.3       1.3
------------------------------------------------     ------    ------    ------
Income (loss) before income taxes                    $(22.6)   $102.2    $ 93.7
------------------------------------------------     ------    ------    ------


Identifiable assets:
   Outdoor products                                  $210.6    $209.1    $221.9
   Sporting equipment                                 246.2     226.8     236.6
   Industrial and power equipment                     109.2     107.1     102.7
   Corporate office                                   122.7     125.8      76.6
------------------------------------------------     ------    ------    ------
                                                     $688.7    $668.8    $637.8
------------------------------------------------     ------    ------    ------
Depreciation and amortization:
   Outdoor products                                  $ 13.9    $ 13.6    $ 13.4
   Sporting equipment                                  11.1      10.7       5.7
   Industrial and power equipment                       4.9       4.2       4.1
   Corporate office                                     4.1       2.4       1.8
------------------------------------------------     ------    ------    ------
                                                     $ 34.0    $ 30.9    $ 25.0
------------------------------------------------     ------    ------    ------
Capital expenditures:
   Outdoor products                                  $  9.3    $  7.9    $ 13.5
   Sporting equipment                                   7.8       6.9      60.5
   Industrial and power equipment                       1.3       6.7       4.2
   Corporate office                                     0.1       0.2       0.3
------------------------------------------------     ------    ------    ------
                                                     $ 18.5    $ 21.7    $ 78.5
------------------------------------------------     ------    ------    ------

Information on Sales By Significant Product Groups:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          1999      1998      1997
------------------------------------------------     ------    ------    ------
Chain saw components                                 $201.1    $199.7    $211.1
Ammunition and related products                       234.9     212.0      87.9
Timber harvesting and loading equipment               133.1     199.8     210.5
Lawn mowers and related products                       87.2      75.7      66.2
Sports optical products                                48.3      41.3      36.6
All others, less than 5% each                         105.3     103.4     104.6
------------------------------------------------     ------    ------    ------
                                                     $809.9    $831.9    $716.9
------------------------------------------------     ======    ======    ======


Information on Geographic Areas:
                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          1999      1998      1997
------------------------------------------------     ------    ------    ------
Sales:
  United States                                      $601.5    $623.4    $495.1
  Canada                                               32.2      32.4      36.5
  Germany                                              22.4      24.0      24.5
  All others, less than 3% each                       153.8     152.1     160.8
------------------------------------------------     ------    ------    ------
                                                     $809.9    $831.9    $716.9
------------------------------------------------     ------    ------    ------

Long-Lived Assets:
  United States                                      $147.5    $156.1    $159.6
  Canada                                               18.0      20.1      22.3
  Brazil                                                3.7       3.7       3.6
  All others, less than 3% each                         3.1       3.0       3.0
------------------------------------------------     ------    ------    ------
                                                     $172.3    $182.9    $188.5
------------------------------------------------     ------    ------    ------

The geographic sales information is by country of destination. Long-lived assets exclude the cost in excess of net assets of acquired businesses. No customer accounted for more than 10% of consolidated sales in 1999, 1998 or 1997. In 1999, approximately 13% of sales by Outdoor Products were to one customer, 20% of Sporting Equipment sales were to one customer, and 29% of Industrial and Power Equipment sales were to two customers. While the Company expects these business relationships to continue, the loss of any of these customers could affect the operations of the segments. Each of the Company's segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

NOTE 10:
CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Twelve Months
Ended December 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  436.8    $333.7       $167.1      $  (127.7)   $809.9
Cost of sales                                                   336.7     249.5        115.3         (127.2)    574.3
                                                             --------    ------       ------      ---------    ------
Gross profit                                                    100.1      84.2         51.8           (0.5)    235.6
Selling, general and administrative expenses     $  1.1          63.6      38.8         38.3                    141.8
Merger expenses                                    69.6           6.5                                            76.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                     (70.7)         30.0      45.4         13.5           (0.5)     17.7
Interest expense                                                (44.7)     (6.4)                        6.3     (44.8)
Interest income                                     1.3           7.9       0.5          0.3           (6.3)      3.7
Other income (expense), net                                       6.7      (5.0)        (0.9)                     0.8
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (69.4)         (0.1)     34.5         12.9           (0.5)    (22.6)
Provision (benefit) for income taxes              (20.2)                   13.2          6.2                      0.8
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings (losses)
  of affiliated companies                         (49.2)         (0.1)     21.3          6.7           (0.5)    (21.8)
Equity in earnings (losses) of
  affiliated companies, net                        27.4          27.5      (0.1)                      (54.8)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $(21.8)     $   27.4    $ 21.2       $  6.7      $   (55.3)   $(21.8)
                                                 ======      ========    ======       ======      =========    ======

For The Twelve Months
Ended December 31, 1998

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  478.5    $315.3       $163.5      $  (125.4)   $831.9
Cost of sales                                                   350.5     229.4        119.7         (126.0)    573.6
                                                             --------    ------       ------      ---------    ------
Gross profit                                                    128.0      85.9         43.8            0.6     258.3
Selling, general and administrative expenses     $  1.3          71.8      38.2         33.0                    144.3
Merger expenses                                     0.3                                                           0.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (1.6)         56.2      47.7         10.8            0.6     113.7
Interest expense                                                (14.1)     (7.1)        (0.1)           7.0     (14.3)
Interest income                                                   8.6       0.5          0.4           (7.0)      2.5
Other income (expense), net                                       5.1      (4.2)        (0.6)                     0.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (1.6)         55.8      36.9         10.5            0.6     102.2
Provision (benefit) for income taxes               (0.6)         21.0      14.0          4.5                     38.9
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (1.0)         34.8      22.9          6.0            0.6      63.3
Extraordinary loss on repurchase of debt                         (2.0)                                           (2.0)
Equity in earnings of affiliated companies, net    62.3          29.5      (0.3)                      (91.5)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $ 61.3      $   62.3    $ 22.6       $  6.0      $   (90.9)   $ 61.3
                                                 ======      ========    ======       ======      =========    ======
For The Twelve Months
Ended December 31, 1997

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  507.2    $170.9       $145.8      $  (107.0)   $716.9
Cost of sales                                                   355.0     117.4        116.4         (105.9)    482.9
                                                             --------    ------       ------      ---------    ------
Gross profit                                                    152.2      53.5         29.4           (1.1)    234.0
Selling, general and administrative expenses     $  1.3          84.6      28.2         20.5                    134.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (1.3)         67.6      25.3          8.9           (1.1)     99.4
Interest expense                                                 (9.1)     (4.2)        (0.2)           4.0      (9.5)
Interest income                                                   5.5       0.5          0.5           (4.0)      2.5
Other income (expense), net                                       3.3      (1.7)        (0.3)                     1.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (1.3)         67.3      19.9          8.9           (1.1)     93.7
Provision (benefit) for income taxes               (0.4)         23.3       7.6          4.1                     34.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings (losses)
  of affiliated companies                          (0.9)         44.0      12.3          4.8           (1.1)     59.1
Equity in earnings (losses) of
  affiliated companies, net                        60.0          16.0      (0.1)                      (75.9)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $ 59.1      $   60.0    $ 12.2       $  4.8      $   (77.0)   $ 59.1
                                                 ======      ========    ======       ======      =========    ======

December 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    5.3    $  0.3       $  4.9                   $    10.5
  Accounts receivable, net                                       77.6      79.3         15.0                       171.9
  Intercompany receivables                                      613.7      86.9          6.0      $  (706.6)
  Inventories                                                    47.5      55.2         14.3                       117.0
  Deferred income taxes                                          21.2                                  (0.1)        21.1
  Other current assets                                           13.1       1.6          0.8                        15.5
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        778.4     223.3         41.0         (706.7)       336.0
Investments in affiliated companies              $385.0         386.4                    0.2         (771.6)
Property, plant and equipment, net                               71.6      75.9         24.8                       172.3
Cost in excess of net assets of acquired
  businesses, net                                                32.7      71.7          7.1                       111.5
Intercompany notes receivable                                                            3.0           (3.0)
Other assets                                                     64.9       1.9          2.1                        68.9
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $385.0      $1,334.0    $372.8       $ 78.2      $(1,481.3)   $   688.7
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  3.1                   $     6.5
  Accounts payable                                               24.9    $ 21.0          5.1                        51.0
  Intercompany payables                          $706.7                                           $  (706.7)
  Accrued expenses                                               63.5      20.4          7.1                        91.0
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     706.7          91.8      41.4         15.3         (706.7)       148.5
Long-term debt, exclusive of current maturities                 809.5                    0.2                       809.7
Intercompany notes payable                                        3.0                                  (3.0)
Deferred income taxes, exclusive of
  current portion                                                 7.3                    1.5                         8.8
Other liabilities                                                37.4       5.2          0.8                        43.4
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             706.7         949.0      46.6         17.8         (709.7)     1,010.4
Stockholders' equity (deficit)                   (321.7)        385.0     326.2         60.4         (771.6)      (321.7)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $385.0      $1,334.0    $372.8       $ 78.2      $(1,481.3)   $   688.7
                                                 ======      ========    ======       ======      =========    =========

December 31, 1998

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   39.7    $ (1.5)      $  6.9                   $ 45.1
  Accounts receivable, net                                       58.0      61.2         13.1                    132.3
  Intercompany receivables                                                 71.3          3.3      $   (74.6)
  Inventories                                                    54.4      54.0         12.6                    121.0
  Deferred income taxes                                          22.1                                  (0.1)     22.0
  Other current assets                                            3.7       2.1          0.9                      6.7
                                                             --------    ------       ------      ---------    ------
    Total current assets                                        177.9     187.1         36.8          (74.7)    327.1
Investments in affiliated companies              $381.5         651.1                    0.2       (1,032.8)
Property, plant and equipment, net                               80.6      75.6         26.7                    182.9
Cost in excess of net assets of acquired
  businesses, net                                                34.2      73.1          7.4                    114.7
Intercompany notes receivable                                     0.1                                  (0.1)
Other assets                                                     39.5       2.3          2.3                     44.1
                                                 ------      --------    ------       ------      ---------    ------
    Total Assets                                 $381.5      $  983.4    $338.1       $ 73.4      $(1,107.6)   $668.8
                                                 ======      ========    ======       ======      =========    ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    0.3    $  0.2       $  0.2                   $  0.7
  Accounts payable                                               14.5      11.6          4.3                     30.4
  Intercompany payables                          $ 24.3          50.3                             $   (74.6)
  Accrued expenses                                  2.6          41.6      13.2          6.4                     63.8
  Deferred income taxes                                                                  0.1           (0.1)
                                                 ------      --------     -----        -----      ---------    ------
    Total current liabilities                      26.9         106.7      25.0         11.0          (74.7)     94.9
Long-term debt, exclusive of current
  maturities                                                    159.5       2.1                                 161.6
Intercompany notes payable                                                               0.1           (0.1)
Deferred income taxes, exclusive of
  current portion                                                12.0                    1.0                     13.0
Other liabilities                                                38.7       5.3          0.7                     44.7
                                                 ------      --------    ------       ------      ---------    ------
    Total liabilities                              26.9         316.9      32.4         12.8          (74.8)    314.2
Stockholders' equity                              354.6         666.5     305.7         60.6       (1,032.8)    354.6
                                                 ------      --------    ------       ------      ---------    ------
    Total Liabilities and
      Stockholders' Equity                       $381.5      $  983.4    $338.1       $ 73.4      $(1,107.6)   $668.8
                                                 ======      ========    ======       ======      =========    ======

For The Twelve Months
Ended December 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   (24.2)  $   52.9    $ 16.7       $  2.9      $   (29.2)   $    19.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.7                    0.1                         0.8
Purchases of property, plant and equipment                       (6.2)     (7.7)        (3.6)                      (17.5)
Acquisitions of product lines                                    (0.7)     (0.7)                                    (1.4)
Other                                                            (3.3)                                              (3.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (9.5)     (8.4)        (3.5)                      (21.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                             3.0                         3.0
Issuance of long-term debt                                      696.9                                              696.9
Reduction of long-term debt                                     (72.1)     (2.3)        (0.2)                      (74.6)
Decrease in restricted funds                                      3.5                                                3.5
Dividends paid                                        (7.8)     (25.0)                  (4.2)          29.2         (7.8)
Redemption of Common Stock                        (1,068.8)                                                     (1,068.8)
Capital contribution                                 417.5                                                         417.5
Advances from (to) affiliated companies              682.3     (678.1)     (4.2)
Other                                                  1.0       (3.0)                                              (2.0)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $    24.2      (77.8)     (6.5)        (1.4)     $    29.2        (32.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                   (34.4)      1.8         (2.0)                      (34.6)
Cash and cash equivalents at beginning of period                 39.7      (1.5)         6.9                        45.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    5.3    $  0.3       $  4.9                   $    10.5
                                                 =========   ========    ======       ======      =========    =========

For The Twelve Months
Ended December 31, 1998

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $ (0.9)     $   43.9    $ 39.2       $  9.8      $    (3.1)   $    88.9
                                                 ------      --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.1       1.1          0.1                         1.3
Purchases of property, plant and equipment                      (11.0)     (6.8)        (3.3)                      (21.1)
Acquisition of businesses                                       (17.4)                                             (17.4)
                                                 ------      --------    ------       ------      ---------    ---------
Net cash used in investing activities                           (28.3)     (5.7)        (3.2)                      (37.2)
                                                 ------      --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net reduction in short-term borrowings                                                  (0.4)                       (0.4)
Issuance of long-term debt                                      149.4                                              149.4
Reduction of long-term debt                                    (136.9)     (0.2)        (0.4)                     (137.5)
Decrease in restricted funds                                      0.5                                                0.5
Dividends paid                                    (10.5)                                (3.1)           3.1        (10.5)
Purchase of treasury stock                        (18.1)                                                           (18.1)
Advances from (to) affiliated companies            25.1           8.1     (33.2)
Other                                               4.4           0.8                                                5.2
                                                 ------      --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $  0.9          21.9     (33.4)        (3.9)     $     3.1        (11.4)
                                                 ------      --------    ------       ------      ---------    ---------
Net increase in cash and cash equivalents                        37.5       0.1          2.7                        40.3
Cash and cash equivalents at beginning of period                  2.2      (1.6)         4.2                         4.8
                                                 ------      --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $   39.7    $ (1.5)      $  6.9                   $    45.1
                                                 ======      ========    ======       ======      =========    =========

For The Twelve Months
Ended December 31, 1997

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $ 40.2      $   42.7    $ 31.9       $ 11.4      $   (45.9)   $    80.3
                                                 ------      --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.6                    0.3                         0.9
Purchases of property, plant and equipment                       (9.2)     (2.5)        (6.1)                      (17.8)
Acquisition of businesses                                      (132.5)                                            (132.5)
                                                 ------      --------    ------       ------      ---------    ---------
Net cash used in investing activities                          (141.1)     (2.5)        (5.8)                     (149.4)
                                                 ------      --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Issuance of long-term debt                                       62.0                                               62.0
Reduction of long-term debt                                      (8.3)     (5.9)        (0.7)                      (14.9)
Decrease in restricted funds                                      1.0                                                1.0
Dividends paid                                     (9.4)        (41.0)                  (4.9)          45.9         (9.4)
Purchase of treasury stock                        (27.5)                                                           (27.5)
Advances from (to) affiliated companies            (6.9)         30.9     (24.0)
Other                                               3.6           0.4                                                4.0
                                                 ------      --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $(40.2)         45.0     (29.9)        (5.6)     $    45.9         15.2
                                                 ------      --------    ------       ------      ---------    ---------
Net decrease in cash and cash equivalents                       (53.4)     (0.5)                                   (53.9)
Cash and cash equivalents at beginning of period                 55.6      (1.1)         4.2                        58.7
                                                 ------      --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    2.2    $ (1.6)      $  4.2                   $     4.8
                                                 ======      ========    ======       ======      =========    =========

NOTE 11:
OTHER INFORMATION

At December 31, 1999 and 1998, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                              1999           1998
-----------------------------------------------        ---------      ---------
Accounts receivable:
   Trade accounts                                       $ 172.9        $ 132.9
   Other                                                    3.2            3.3
   Allowance for doubtful accounts                         (4.2)          (3.9)
-----------------------------------------------         -------        -------
                                                        $ 171.9        $ 132.3
-----------------------------------------------         -------        -------
Inventories:
   Finished goods                                       $  67.1        $  73.6
   Work in process                                         21.3           19.3
   Raw materials and supplies                              28.6           28.1
-----------------------------------------------         -------        -------
                                                        $ 117.0        $ 121.0
-----------------------------------------------         -------        -------
Property, plant and equipment:
   Land                                                 $  12.6        $  12.6
   Buildings and improvements                             107.1          107.1
   Machinery and equipment                                230.7          219.8
   Furniture, fixtures and office equipment                23.4           26.0
   Transportation equipment                                16.5           16.7
   Construction in progress                                12.4           10.6
   Accumulated depreciation                              (230.4)        (209.9)
-----------------------------------------------         -------        -------
                                                        $ 172.3        $ 182.9
-----------------------------------------------         -------        -------
Other Assets:
   Deferred financing costs                             $  35.8        $   7.8
   Rabbi trusts (see Note 6)                               22.9           11.5
   Other                                                   10.2           24.8
-----------------------------------------------         -------        -------
                                                        $  68.9        $  44.1
-----------------------------------------------         -------        -------
Accrued expenses:
   Salaries, wages and related withholdings             $  25.3        $  23.6
   Employee benefits                                       12.1            8.6
   Casualty insurance costs                                 7.7            9.5
   Accrued interest                                        21.5            1.4
   Other                                                   24.4           20.7
-----------------------------------------------         -------        -------
                                                        $  91.0        $  63.8
-----------------------------------------------         -------        -------
Other liabilities:
   Employee benefits                                    $  41.7        $  41.3
   Casualty insurance costs                                 1.3            1.5
   Other                                                    0.4            1.9
-----------------------------------------------         -------        -------
                                                        $  43.4        $  44.7
-----------------------------------------------         -------        -------

Supplemental cash flow information is as follows:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          1999      1998      1997
------------------------------------------------     ------    ------    ------
Interest paid                                        $ 52.5    $ 20.9   $  10.4
Income taxes paid                                      14.0      39.3      38.4
Noncash investing and financing activities:
Capital lease obligations incurred                      0.2                 0.8
Fair value of assets acquired                                             175.3
Cash paid                                                                (132.5)
Liabilities assumed and incurred                                           42.8
------------------------------------------------     ------    ------   -------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 1999 and 1998.


(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 1999  June 30, 1999  September 30, 1999  December 31, 1999    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
1999
Sales                       $185.1       $183.2            $219.6              $222.0        $809.9
Gross profit                  53.2         51.8              63.5                67.1         235.6
Net income (loss)              8.8          8.9             (42.6)                3.1         (21.8)
Earnings (loss) per share:
  Basic                        .12          .12              (.79)                .10          (.37)
  Diluted                      .12          .12              (.79)                .10          (.37)

The third and fourth quarter include after-tax merger expense of $53.6 million ($.90 per share) and $0.9 million ($.03 per share).

(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended            Ended               Ended
per share data)       March 31, 1998  June 30, 1998  September 30, 1998  December 31, 1998    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
1998
Sales                       $199.7       $205.1            $226.6              $200.5        $831.9
Gross profit                  60.5         63.1              70.7                64.0         258.3
Income before
  extraordinary loss          13.7         13.8              19.2                16.6          63.3
Net income                    13.7         13.8              17.2                16.6          61.3
Earnings per share:
  Basic:
    Income before
      extraordinary loss       .19          .18               .26                 .23           .85
    Net income                 .19          .18               .23                 .23           .82
  Diluted:
    Income before
      extraordinary loss       .18          .18               .25                 .22           .83
    Net income                 .18          .18               .22                 .22           .80

The third quarter includes a net extraordinary loss of $2.0 million ($.03 per share) on the redemption of long-term debt.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the "Election of Directors," "Executive Officers," and "Filing Disclosure" sections of the proxy statement for the April 17, 2000, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change in Control Arrangements" sections of the proxy statement for the April 17, 2000, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the April 17, 2000, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the April 17, 2000, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   20

     Consolidated Statements of Income for the years
     ended December 31, 1999, 1998 and 1997                              22

     Consolidated Balance Sheets as of
     December 31, 1999 and 1998                                          23

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997                              24

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 1999, 1998 and 1997      25

     Notes to Consolidated Financial Statements                       26 - 51

     Supplementary Data                                                  52

     (2)  Financial Statement Schedules

     Schedule II - Valuation and qualifying accounts
     for the years ended December 31, 1999, 1998 and 1997                59

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

      * 2(c)      Agreement and Plan of Merger and Recapitalization, dated as of
April 18, 1999, between Blount International, Inc. and Red Dog Acquisition, Corp. (included as Appendix A to the Proxy Statement-Prospectus which forms a part of the Registration Statement) previously filed on July 15, 1999, by Blount International, Inc.(Reg. No. 333-82973).

      * 3(c)      Post-Merger Restated Certificate of Incorporation of Blount
International, Inc. (included as Exhibit A to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973) previously filed on July 15, 1999, by Blount International, Inc.

      * 3(d)      Post-Merger Bylaws of Blount International, Inc. (included as
Exhibit B to the Agreement and Plan of Merger and Recapitalization which is
Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973).

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

      * 4(c)      Form of stock certificate of New Blount common stock filed as part of the Proxy Statement-Prospectus which forms a part of the previously filed on July 15, 1999, by Blount International, Inc. Registration Statement on Form S-4 (Reg. No. 333-82973).

      * 4(d)      $500,000,000 Credit Agreement dated as of August 19, 1999
among Blount International, Inc., Blount, Inc., as Borrower, and the Several Lenders from time to time Parties Hereto which was filed as Exhibit 4 to the report on Form 10-Q for the third quarter ended September 30, 1999.

      * 4(e)      Indenture between Blount, Inc., as Issuer, Blount
International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., and CTR Manufacturing, Inc., as Guarantors, and United States Trust Company of New York, dated as of August 19, 1999, (including exhibits) which was filed as Exhibit 4.1 to the report on Form 10-Q for the third quarter ended September 30, 1999.

      * 4(f)      Registration Right Agreement by and among Blount, Inc., Blount
International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., CTR Manufacturing, Inc., and Lehman Brothers Inc., dated as of August 19, 1999, which was filed as Exhibit 4.2 to the report on Form 10-Q for the third quarter ended September 30, 1999.

      * 4(g)      Registration Statement on Form S-4 (Reg. No. 333-92481) with respect to the 13% $325 million Senior Subordinated Notes of Blount, Inc. guaranteed by Blount International, Inc., including amendments and exhibits, which became effective on January 19, 2000.

      * 9(a)      Stockholder Agreement, dated as of April 18, 1999, between Red
Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P., a Delaware limited partnership, and The Blount Holding Company, L.P., a Delaware limited partnership which was filed as Exhibit 9 to the Form 8-K/A filed April 20, 1999.

      *10(a)      Form of Indemnification Agreement between Blount
International, Inc. and The Blount Holding Company, L.P. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

      *10(b)      Supplemental Retirement and Disability Plan of Blount, Inc.
which was filed as Exhibit 10(e) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

      *10(c)      Written description of the Management Incentive Plan of
Blount, Inc. which was included within the Proxy Statement of Blount, Inc. for the Annual Meeting of Stockholders held June 27, 1994 (Commission File No. 1-
7002).

      *10(d)      Supplemental Retirement Savings Plan of Blount, Inc. which was filed as Exhibit 10(i) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

      *10(e)      Supplemental Executive Retirement Plan between Blount, Inc.
and John M. Panettiere which was filed as Exhibit 10(t) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1993 (Commission File No. 1-7002).

      *10(f)      Executive Management Target Incentive Plan of Blount, Inc.
which was filed as Exhibit B to the Proxy Statement of Blount, Inc. for the Annual Meeting of Stockholders held June 27, 1994 (Commission File No. 1-7002).

      *10(g)      Supplemental Executive Retirement Plan between Blount, Inc.
and Donald B. Zorn which was filed as Exhibit 10(v) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

      *10(h)      Blount, Inc. Executive Benefit Plans Trust Agreement and
Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

      *10(i)      Blount, Inc. Benefits Protection Trust Agreement and Amendment
To and Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

      *10(j)      1998 Blount Long-Term Executive Stock Option Plan of Blount
International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-56701), including exhibits, which became effective on June 12, 1998.

      *10(k)      Supplemental Executive Retirement Plan between Blount, Inc.
and Gerald W. Bersett which was filed as Exhibit 10(z) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

      *10(l)      The Blount Deferred Compensation Plan which was filed as
Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

      *10(m)      Employment Agreement, dated as of April 18, 1999, between
Blount International, Inc. and John M. Panettiere filed as part of Registration Statement on Form S-4 (Reg. No.333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

      *10(n) Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and Donald B. Zorn filed as part of Registration Statement on Form S-4 (Reg. No.333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

      *10(o)      Employment Agreement, dated as of April 18, 1999, between
Blount International, Inc. and Gerald W. Bersett filed as part of Registration Statement on Form S-4 (Reg. No.333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

      *10(p)      Employment Agreement, dated as of April 18, 1999, between
Blount International, Inc. and James S. Osterman filed as part of Registration Statement on Form S-4 (Reg. No.333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

      *10(q)      Employment Agreement, dated as of April 18, 1999, between
Blount International, Inc. and Richard H. Irving filed as part of Registration Statement on Form S-4 (Reg. No.333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

      *10(r)      Employment Agreement, dated as of April 18, 1999, between
Blount International, Inc. and Harold E. Layman filed as part of Registration Statement on Form S-4 (Reg. No.333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

     **10(s)      Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

21. A list of the significant subsidiaries of Blount International, Inc. included herein on page 60.

23.  Consent of Independent Accountants included herein on page 61.

27.  **Financial Data Schedule included herein on page 62.




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

BLOUNT INTERNATIONAL, INC.

By:  /s/ Harold E. Layman
Harold E. Layman
President and Chief Operating Officer
and Chief Financial Officer

Dated:  March 2, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 2, 2000


/s/ John M. Panettiere                          /s/ Alan L. Magdovitz
John M. Panettiere                              Alan L. Magdovitz
Chairman of the Board and                       Director
Chief Executive Officer and Director
                                                /s/ Eliot M. Fried
/s/ Harold E. Layman                            Eliot M. Fried
Harold E. Layman                                Director
President and Chief Operating Officer,
Chief Financial Officer and Director            /s/ E. Daniel James
                                                E. Daniel James
/s/ Rodney W. Blankenship                       Director
Rodney W. Blankenship
Vice President and Controller
(Chief Accounting Officer)

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

Year ended
December 31, 1997
-----------------
Allowance for doubtful
accounts receivable         $   3.0         $   1.0      $   0.9 (2)    $   1.2 (1)      $   3.7
                            =======         =======      =======        =======          =======

Year ended
December 31, 1998
-------------------
Allowance for doubtful
accounts receivable         $   3.7         $   0.9                     $   0.7 (1)      $   3.9
                            =======         =======                     =======          =======

Year ended
December 31, 1999
-------------------
Allowance for doubtful
accounts receivable         $   3.9         $   1.5                     $   1.2 (1)      $   4.2
                            =======         =======                     =======          =======


(1) Principally amounts written-off less recoveries of amounts previously written-off.

(2)  Principally allowances established for companies acquired by purchase.

EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


At December 31, 1999, consolidated, directly or indirectly, wholly-owned subsidiaries of Blount International, Inc. were as follows:

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

   Gear Products, Inc.                         Oklahoma

   Simmons Outdoor Corporation                 Delaware

   CTR Manufacturing, Inc.                     North Carolina

   Frederick Manufacturing Corporation         Delaware

The names of particular subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a significant subsidiary as of December 31, 1999.

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Blount International, Inc. on Form S-4 (File No. 333-92481) of our report dated January 27, 2000, on our audits of the consolidated financial statements and financial statement schedules of Blount International, Inc. and subsidiaries as of December 31, 1999 and 1998, and for the three years ended December 31, 1999, which report is included in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP

Atlanta, Georgia
January 27, 2000
                                         Page 61