Form 10-Q
period 2000-03-31
BLOUNT INTERNATIONAL INC
filed 2000-05-12
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
      Class of Common Stock                               March 31, 2000
      ---------------------                              -----------------
         $.01 Par Value                                  30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months ended March 31, 2000 and 1999                   3

     Condensed Consolidated Balance Sheets -
        March 31, 2000 and December 31, 1999                         4

     Condensed Consolidated Statements of Cash Flows -
        three months ended March 31, 2000 and 1999                   5

     Condensed Consolidated Statements of
        Changes in Stockholders' Equity (Deficit) -
        three months ended March 31, 2000 and 1999                   6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           15

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              2000       1999
------------------------------------------------------      --------   --------
                                                                (Unaudited)
Sales                                                        $209.3     $185.1
Cost of sales                                                 147.6      132.0
------------------------------------------------------       ------     ------
Gross profit                                                   61.7       53.1
Selling, general and administrative expenses                   35.7       36.6
Merger expenses                                                            0.7
------------------------------------------------------       ------     ------
Income from operations                                         26.0       15.8
Interest expense                                              (24.2)      (3.5)
Interest income                                                 0.4        0.6
Other income, net                                               0.3
------------------------------------------------------       ------     ------
Income before income taxes                                      2.5       12.9
Provision for income taxes                                      1.1        4.1
------------------------------------------------------       ------     ------
Net income                                                   $  1.4     $  8.8
------------------------------------------------------       ======     ======
Basic earnings per share                                     $ 0.05     $ 0.12
------------------------------------------------------       ======     ======
Diluted earnings per share                                   $ 0.05     $ 0.12
------------------------------------------------------       ======     ======


The accompanying notes are an integral part of these statements.
                                      Page 3

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                      March 31,    December 31,
                                                        2000           1999
                                                    -------------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
  Cash and cash equivalents                              $    2.1      $   10.5
  Accounts receivable, net of allowance for
    doubtful accounts of $4.4 and $4.2                      180.6         171.9
  Inventories                                               136.1         117.0
  Deferred income taxes                                      21.1          21.1
  Other current assets                                        8.9          15.5
------------------------------------------------         --------      --------
          Total current assets                              348.8         336.0
Property, plant and equipment, net of accumulated
  depreciation of $233.4 and $230.4                         170.8         172.3
Cost in excess of net assets of acquired businesses, net    110.5         111.5
Other assets                                                 68.8          68.9
------------------------------------------------         --------      --------
Total Assets                                             $  698.9      $  688.7
------------------------------------------------         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt $    9.5      $    6.5
  Accounts payable                                           46.0          51.0
  Accrued expenses                                           79.5          91.0
------------------------------------------------         --------      --------
          Total current liabilities                         135.0         148.5
Long-term debt, exclusive of current maturities             830.9         809.7
Deferred income taxes                                         9.0           8.8
Other liabilities                                            44.4          43.4
------------------------------------------------         --------      --------
          Total liabilities                               1,019.3       1,010.4
------------------------------------------------         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity (deficit):
  Common stock (par value $.01 per share, 100,000,000
    shares authorized, 30,795,882 outstanding)                0.3           0.3
  Capital in excess of par value of stock                   417.3         417.3
  Retained earnings (deficit)                              (746.5)       (747.9)
  Accumulated other comprehensive income                      8.5           8.6
------------------------------------------------         --------      --------
          Total stockholders' equity (deficit)             (320.4)       (321.7)
------------------------------------------------         --------      --------
Total Liabilities and Stockholders' Equity (Deficit)     $  698.9      $  688.7
------------------------------------------------         ========      ========

The accompanying notes are an integral part of these statements.
                                   Page 4

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              2000       1999
------------------------------------------------------      --------   --------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net income                                                 $  1.4    $  8.8
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                         8.2       8.1
      Deferred income taxes                                      0.2       0.2
      Loss (gain) on disposals of property, plant
         and equipment
      Changes in assets and liabilities:
            (Increase) in accounts receivable                   (8.6)    (39.5)
            (Increase) in inventories                          (19.2)     (1.3)
            Decrease in other assets                             5.9       1.1
            (Decrease) in accounts payable                      (5.0)     (0.5)
            (Decrease) in accrued expenses                     (11.5)     (3.5)
            Increase in other liabilities                        0.7       0.5
------------------------------------------------------        ------    ------
      Net cash used in operating activities                    (27.9)    (26.1)
------------------------------------------------------        ------    ------
Cash Flows From Investing Activities:
   Purchases of property, plant and equipment                   (4.4)     (2.9)
   Acquisitions of businesses and product lines                 (0.1)
------------------------------------------------------        ------    ------
      Net cash used in investing activities                     (4.5)     (2.9)
------------------------------------------------------        ------    ------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                         3.0
   Issuance of long-term debt                                   22.0
   Reduction of long-term debt                                  (0.9)     (0.1)
   Dividends paid                                                         (2.6)
   Other                                                        (0.1)      0.2
------------------------------------------------------        ------    ------
      Net cash provided by (used in)
         financing activities                                   24.0      (2.5)
------------------------------------------------------        ------    ------

   Net decrease in cash and cash equivalents                    (8.4)    (31.5)
   Cash and cash equivalents at beginning of period             10.5      45.1
------------------------------------------------------        ------    ------
   Cash and cash equivalents at end of period                 $  2.1    $ 13.6
------------------------------------------------------        ======    ======

The accompanying notes are an integral part of these statements.
                                    Page 5

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(In millions)

                                                                                               Accumulated
                                                    Common Stock      Capital     Retained       Other
                                         Common   ----------------   In Excess    Earnings    Comprehensive   Treasury
                                         Stock    Class A  Class B    of Par      (Deficit)      Income        Stock       Total
                                         ------   -------  -------   ---------    ---------   -------------   --------   ----------
THREE MONTHS ENDED MARCH 31, 2000:
Balance, December 31, 1999               $ 0.3                         $417.3     $  (747.9)     $  8.6                  $  (321.7)
Net income                                                                              1.4                                    1.4
Other comprehensive income (loss), net                                                             (0.1)                      (0.1)
                                                                                                                         ---------
     Comprehensive income                                                                                                      1.3
                                         -----                         ------     ---------      ------                  ---------
Balance, March 31, 20000                 $ 0.3                         $417.3     $  (746.5)     $  8.5                  $  (320.4)
                                         =====                         ======     =========      ======                  =========

THREE MONTHS ENDED MARCH 31, 1999:
Balance, December 31, 1998                         $ 0.3    $ 0.1      $ 38.7     $   348.9      $  7.6       $(41.0)    $   354.6
Net income                                                                              8.8                                    8.8
Other comprehensive income (loss), net                                                             (0.4)                      (0.4)
                                                                                                                         ---------
     Comprehensive income                                                                                                      8.4
Dividends                                                                              (2.6)                                  (2.6)
Other                                                                                                            0.1           0.1
                                                   -----    -----      ------     ---------      ------       ------     ---------
Balance, March 31, 1999                            $ 0.3    $ 0.1      $ 38.7     $   355.1      $  7.2       $(40.9)    $   360.5
                                                   =====    =====      ======     =========      ======       ======     =========

The accompanying notes are an integral part of these statements.
                                        Page 6

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2000, due to the seasonal nature of certain of the Company's operations.

On August 19, 1999, Blount International, Inc., a Delaware corporation, merged with Red Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P. The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 18, 1999. This transaction was accounted for as a recapitalization under generally accepted accounting principles. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the transaction. See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for additional information related to the merger.

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

The Company's Internet home page is http://www.blount.com.


NOTE 2 During the first quarter of 1999, the Company donated art with a book value of $1.5 million and an appraised value of $4.7 million to a charitable foundation. On an after-tax basis, this donation had no significant effect on net income.


NOTE 3  Inventories consist of the following (in millions):

                                                March 31,     December 31,
                                                  2000            1999
         ---------------------------------    -------------   ------------
         Finished goods                          $ 79.5          $ 67.1
         Work in process                           24.3            21.3
         Raw materials and supplies                32.3            28.6
         ---------------------------------       ------          ------
                                                 $136.1          $117.0
         ---------------------------------       ======          ======
                                      Page 7

NOTE 4  Segment information is as follows (in millions):

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              2000       1999
------------------------------------------------------      --------   --------
Sales:
   Outdoor Products                                          $ 93.6     $ 76.2
   Sporting Equipment                                          73.4       70.3
   Industrial and Power Equipment                              42.3       38.6
------------------------------------------------------       ------     ------
                                                             $209.3     $185.1
------------------------------------------------------       ======     ======
Operating income (loss):
   Outdoor Products                                          $ 22.0     $ 16.1
   Sporting Equipment                                           6.4        5.5
   Industrial and Power Equipment                               1.3        0.9
------------------------------------------------------       ------     ------
Operating income from segments                                 29.7       22.5
Corporate office expenses                                      (3.7)      (6.0)
Merger expenses                                                           (0.7)
------------------------------------------------------       ------     ------
   Income (loss) from operations                               26.0       15.8
Interest expense                                              (24.2)      (3.5)
Interest income                                                 0.4        0.6
Other income, net                                               0.3
------------------------------------------------------       ------     ------
Income (loss) before income taxes                            $  2.5     $ 12.9
------------------------------------------------------       ======     ======


NOTE 5 The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

See Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for other commitments and contingencies of the Company which have not changed significantly since that date.


NOTE 6 During the three months ended March 31, 2000, a net tax refund of $4.0 million was received, while in the first quarter ended March 31, 1999, tax payments of $5.0 million were made. Interest paid during the three months ended March 31, 2000 and 1999, was $30.3 million and $0.5 million.

NOTE 7 For the three months ended March 31, 2000 and 1999, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            2000        1999
------------------------------------------------------   ----------  ----------
Net income (in millions)                                 $      1.4  $      8.8
------------------------------------------------------   ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding                          30,795,882  74,123,018
   Dilutive effect of stock options                                   1,996,516
------------------------------------------------------   ----------  ----------
   Diluted EPS                                           30,795,882  76,119,534
------------------------------------------------------   ==========  ==========


Options to purchase 45,000 shares were granted during the first quarter of 2000 under the 1999 Blount Long-Term Executive Stock Option Plan.


NOTE 8 The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).
                                  Page 9

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Three Months
Ended March 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  119.9    $ 76.7       $ 51.4      $   (38.7)   $209.3
Cost of sales                                                    91.5      59.6         34.7          (38.2)    147.6
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     28.4      17.1         16.7           (0.5)     61.7
Selling, general and administrative expenses     $  0.3          15.3       9.9         10.2                     35.7
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.3)         13.1       7.2          6.5           (0.5)     26.0
Interest expense                                                (24.1)     (2.8)                        2.7     (24.2)
Interest income                                     0.1           2.9       0.1                        (2.7)      0.4
Other income (expense), net                                       0.5                   (0.2)                     0.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.2)         (7.6)      4.5          6.3           (0.5)      2.5
Provision (benefit) for income taxes               (0.1)         (2.9)      1.7          2.4                      1.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.1)         (4.7)      2.8          3.9           (0.5)      1.4
Equity in earnings of affiliated companies, net     1.5           6.2                                  (7.7)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $  1.4      $    1.5    $  2.8       $  3.9      $    (8.2)   $  1.4
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended March 31, 1999

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  103.5    $ 73.3       $ 40.5      $   (32.2)   $185.1
Cost of sales                                                    80.0      56.0         27.9          (31.9)    132.0
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     23.5      17.3         12.6           (0.3)     53.1
Selling, general and administrative expenses     $  0.3          18.1       9.1          9.1                     36.6
Merger expenses                                                   0.7                                             0.7
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.3)          4.7       8.2          3.5           (0.3)     15.8
Interest expense                                                 (3.4)     (1.6)                        1.5      (3.5)
Interest income                                                   1.9       0.1          0.1           (1.5)      0.6
Other income (expense), net                                                 0.1         (0.1)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.3)          3.2       6.8          3.5           (0.3)     12.9
Provision (benefit) for income taxes               (0.1)         (0.2)      2.6          1.8                      4.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.2)          3.4       4.2          1.7           (0.3)      8.8
Equity in earnings of affiliated
  companies, net                                    9.0           5.7                                 (14.7)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $  8.8      $    9.1    $  4.2       $  1.7      $   (15.0)   $  8.8
                                                 ======      ========    ======       ======      =========    ======

March 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    1.6    $ (2.8)      $  3.3                   $     2.1
  Accounts receivable, net                                       67.9      94.6         18.1                       180.6
  Intercompany receivables                                      257.6      72.0          2.1      $  (331.7)
  Inventories                                                    53.4      66.6         16.1                       136.1
  Deferred income taxes                                          21.2                                  (0.1)        21.1
  Other current assets                                            7.4       0.5          1.0                         8.9
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        409.1     230.9         40.6         (331.8)       348.8
Investments in affiliated companies              $ 11.4         392.3                    0.2         (403.9)
Property, plant and equipment, net                               70.7      75.4         24.7                       170.8
Cost in excess of net assets of acquired
  businesses, net                                                32.3      71.2          7.0                       110.5
Intercompany notes receivable                                                            6.1           (6.1)
Other assets                                                     64.4       1.4          3.0                        68.8
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $ 11.4      $  968.8    $378.9       $ 81.6      $  (741.8)   $   698.9
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  6.1                   $     9.5
  Accounts payable                               $  0.1          18.2    $ 22.5       $  5.2                        46.0
  Intercompany payables                           331.7                                           $  (331.7)
  Accrued expenses                                               53.2      19.3          7.0                        79.5
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     331.8          74.8      41.8         18.3         (331.7)       135.0
Long-term debt, exclusive of current maturities                 830.8                    0.1                       830.9
Intercompany notes payable                                        6.1                                  (6.1)
Deferred income taxes, exclusive of
  current portion                                                 7.5                    1.5                         9.0
Other liabilities                                                38.2       5.4          0.8                        44.4
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             331.8         957.4      47.2         20.7         (337.8)     1,019.3
Stockholders' equity (deficit)                   (320.4)         11.4     331.7         60.9         (404.0)      (320.4)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ 11.4      $  968.8    $378.9       $ 81.6      $  (741.8)   $   698.9
                                                 ======      ========    ======       ======      =========    =========

For The Three Months
Ended March 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   375.0   $    1.5    $(25.6)      $ (3.2)     $  (375.6)   $   (27.9)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Purchases of property, plant and equipment                       (1.4)     (2.2)        (0.8)                       (4.4)
Acquisitions of product lines                                              (0.1)                                    (0.1)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (1.4)     (2.3)        (0.8)                       (4.5)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                             3.0                         3.0
Issuance of long-term debt                                       22.0                                               22.0
Reduction of long-term debt                                      (0.9)                                              (0.9)
Dividends paid                                                 (375.0)                  (0.6)         375.6
Advances from (to) affiliated companies             (375.0)     350.2      24.8
Other                                                            (0.1)                                              (0.1)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                        (375.0)      (3.8)     24.8          2.4          375.6         24.0
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                    (3.7)     (3.1)        (1.6)                       (8.4)
Cash and cash equivalents at beginning of period                  5.3       0.3          4.9                        10.5
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period       $           $    1.6    $ (2.8)      $  3.3      $            $     2.1
                                                 =========   ========    ======       ======      =========    =========

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
                                                 ======      ========    ======       ======      =========    =========

For The Three Months
Ended March 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $ 24.8      $   (7.7)   $(17.8)      $  0.3      $   (25.7)   $(26.1)
                                                 ------      --------    ------       ------      ---------    ------
Cash flows from investing activities:
Purchases of property, plant and equipment                       (0.9)     (1.4)        (0.6)                    (2.9)
                                                 ------      --------    ------       ------      ---------    ------
Net cash used in investing activities                            (0.9)     (1.4)        (0.6)                    (2.9)
                                                 ------      --------    ------       ------      ---------    ------
Cash flows from financing activities:
Dividends paid                                     (2.6)        (25.0)                  (0.7)          25.7      (2.6)
Advances from (to) affiliated companies           (22.3)          2.4      19.9
Other                                               0.1                                                           0.1
                                                 ------      --------    ------       ------      ---------    ------
Net cash provided by (used in) financing
  activities                                      (24.8)        (22.6)     19.9         (0.7)          25.7      (2.5)
                                                 ------      --------    ------       ------      ---------    ------
Net increase (decrease) in cash and cash
  equivalents                                                   (31.2)      0.7         (1.0)                   (31.5)
Cash and cash equivalents at beginning of period                 39.7      (1.5)         6.9                     45.1
                                                 ------      --------    ------       ------      ---------    ------
Cash and cash equivalents at end of period       $           $    8.5    $ (0.8)      $  5.9      $            $ 13.6
                                                 ======      ========    ======       ======      =========    ======

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months ended March 31, 2000, were $209.3 million compared to $185.1 million for the comparable period of the prior year. Net income for the first quarter of 2000 was $1.4 million ($0.05 per diluted share) compared to net income of $8.8 million ($0.12 per diluted share) for the comparable period of the prior year. Last year's first quarter included pre-tax non-recurring costs of $2.7 million. These results reflect a significant increase in sales and operating income from the Outdoor Products segment, reflecting good market conditions including the effect of storm damage in Europe, partially offset by the negative impact of the U.S. dollar's strength and improved results from both the Sporting Equipment and Industrial and Power Equipment segments. Corporate expenses for the first quarter of 1999 include expenses of $0.7 million associated with the merger and $1.5 million for a donation of art (see Note 2 of Notes to Condensed Consolidated Financial Statements). Excluding the expenses associated with the merger and the donation of art, selling, general and administrative expenses increased by $1.8 million during the first quarter of 2000, as compared to the same period in the prior year. These increases primarily reflect costs associated with the increased volume in the Outdoor Products and Sporting Equipment segments. Higher interest expense during the three months ended March 31, 2000, reflects higher long-term debt levels during the current year resulting from the transaction described in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company's effective income tax rate was lower in the first quarter of 1999 principally as a result of the donation of art. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Sales for the Outdoor Products segment for the first quarter of 2000 were $93.6 million compared to $76.2 million during the first quarter of 1999. Operating income was $22.0 million during the first quarter of 2000 compared to $16.1 million in the comparable period of the prior year. Sales reflect a significantly higher volume of sales of chain saw components and higher sales of lawn mowers and accessories and other product lines as indicated in the following table (in millions):

                                                        Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Increase
                                                                     (Decrease)
                                                2000       1999       in 2000
------------------------------------------     ------     ------     ----------
Chain saw components                           $ 60.2     $ 45.6          32.0%
Lawn mowers and accessories                      22.4       20.4           9.8
Other                                            11.0       10.2           7.8
------------------------------------------     ------     ------
   Total segment sales                         $ 93.6     $ 76.2          22.8%
------------------------------------------     ======     ======
                                 Page 15

The improvement in operating income is primarily due to the higher sales of chain saw components and $5.3 million and $8.5 million higher sales to U.S. and Europe, respectively, during the first quarter of 2000 than the comparable period of the prior year, partially offset by the negative effect of exchange rates of approximately $1.5 million during the first quarter of 2000.

Sales for the Sporting Equipment segment were up modestly to $73.4 million in the first quarter of 2000 from $70.3 million in the prior year. Operating income increased to $6.4 million in the current year's first quarter from $5.5 million for the same period during the prior year. Both years reflect higher volume, particularly for ammunition and related products, although the prior year reflects competitive pricing actions in one of this segment's products. Sales by the segment's principal product groups were as follows (in millions):

                                                        Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Increase
                                                2000       1999       in 2000
------------------------------------------     ------     ------     ----------
Ammunition and related products                $ 54.1     $ 51.7           4.6%
Sports optical products                           8.7        8.4           3.6
Other                                            10.6       10.2           3.9
------------------------------------------     ------     ------
   Total segment sales                         $ 73.4     $ 70.3           4.4%
------------------------------------------     ======     ======


The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States), as well as the need to offer discounts in response to extremely aggressive competitive pricing for available sales. Operating results for the Industrial and Power Equipment segment in the first quarter of 2000, while improved over the prior year, were still affected by soft market conditions. Dry weather conditions in the Southeastern United States, coupled with an overhang of used equipment in dealers' inventories, continue to negatively impact sales of new equipment. Sales by the segment's principal product groups were as follows (in millions):

                                                        Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Increase
                                                2000       1999       in 2000
------------------------------------------     ------     ------     ----------
Timber harvesting and loading equipment        $ 35.3     $ 31.9          10.7%
Gear components and rotation bearings             7.0        6.7           4.5
------------------------------------------     ------     ------
    Total segment sales                        $ 42.3     $ 38.6           9.6%
------------------------------------------     ======     ======

This segment had operating income of $1.3 million during the first quarter of 2000, compared to operating income of $0.9 million during the comparable period of 1999, primarily due to increased demand for its timber harvesting equipment, partially offset by reduced demand for this segment's Prentice product line. In response to the weak market conditions, the Company has implemented a program of production realignments, temporary plant shutdowns and layoffs, and reduced working hours in this segment to lower costs and match production to demand.
One manufacturing facility was closed during the first half of 1999 with its production shifted to other Company plants. Costs of approximately $0.6 million for this closure were charged to operations during the first quarter of 1999. With recent pulp price increases and more favorable weather conditions, the expectation in the industry is for a market improvement later this year, although the extent and timing of any improvement is highly uncertain. If the current slowdown continues, it would be unlikely that this segment could achieve historical levels of sales and profitability.

The Company's total backlog increased to $111.3 million at March 31, 2000, from $85.6 million at December 31, 1999, and $80.4 million at March 31, 1999, as follows (in millions):

                                                        Backlog
                                        ----------------------------------------
                                         March 31,    December 31,   March 31,
                                            2000          1999          1999
------------------------------------    ------------  ------------  ------------
Outdoor Products                           $ 56.6        $ 41.9        $ 24.0
Sporting Equipment                           36.3          17.9          33.4
Industrial and Power Equipment               18.4          25.8          23.0
------------------------------------       ------        ------        ------
                                           $111.3        $ 85.6        $ 80.4
------------------------------------       ======        ======        ======


Financial Condition, Liquidity and Capital Resources

At March 31, 2000, the Company had significant amounts of debt, with interest payments on notes and interest and principal payments under credit facilities representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities required payments of principal commencing on December 31, 1999. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. At March 31, 2000, the Company had $22.0 million outstanding borrowings under its $100.0 million revolving credit facility. Letters of credit issued under the revolving credit facility which reduced the amount available under the revolving credit facility were $5.7 million at March 31, 2000. The revolving credit facility matures August 19, 2004.

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $338.3 million which mature at various dates through 2006. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at March 31, 2000, were $2.1 million compared to $10.5 million at December 31, 1999. Cash used in operating activities was $29.1 million in the first three months of 2000 compared to cash used by operating activities of $26.1 million during the prior year's first three months, principally due to a net income decrease of $7.4 million and lower cash usage for working capital requirements of $5.7 million. Working capital increased to $213.8 million at March 31, 2000, compared to $187.5 million at December 31, 1999. Accounts receivable increased by $8.7 million, inventories increased by $19.2 million, other assets decreased by $5.9 million, notes payable and current maturities of long-term debt increased by $3.0 million, accounts payable decreased by $5.0 million, and accrued expenses decreased by $11.5 million. The higher inventories reflect increases of $11.9 million at the Sporting Equipment segment resulting from a seasonal build-up in anticipation of sales during the fall season and to address delivery and production costs during the upcoming peak, and $5.4 million for the Industrial and Power Equipment segment, reflecting somewhat improved sales. The notes payable and current maturities of long-term debt increase reflects $3.0 million short-term borrowings. The accounts payable decrease reflects reduced raw material purchases principally related to lower sales in the first quarter of 2000 than in the fourth quarter of 1999. The decrease in accrued expenses reflects the increased semiannual interest payments on debt. The accounts receivable increase principally reflects higher sales by the Outdoor Products segment and longer payment terms used as a marketing tool by the Sporting Equipment segment, partially offset by lower receivables in the Industrial and Power Equipment group as first quarter sales are historically lower than fourth quarter sales.

Accounts receivable at March 31, 2000, and December 31, 1999, and sales by segment for the first quarter of 2000 compared to the fourth quarter of 1999 were as follows (in millions):

                                         March 31,    December 31,    Increase
                                            2000          1999       (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 84.0        $ 65.6        $ 18.4
  Sporting Equipment                         68.2          64.8           3.4
  Industrial and Power Equipment             27.9          40.9         (13.0)
------------------------------------       ------        ------        ------
    Total segment receivables              $180.1        $171.3        $  8.8
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                         March 31,    December 31,    Increase
                                            2000          1999       (Decrease)
------------------------------------    ------------  ------------  ------------
Sales:
  Outdoor Products                         $ 93.6        $ 84.3        $  9.3
  Sporting Equipment                         73.4          83.8         (10.4)
  Industrial and Power Equipment             42.3          53.9         (11.6)
------------------------------------       ------        ------        ------
    Total segment sales                    $209.3        $222.0        $(12.7)
------------------------------------       ======        ======        ======


The Company's Outdoor Products segment includes Oregon Cutting Systems, Frederick Manufacturing and Dixon Industries. The higher sales by the Outdoor Products segment and an increased mix of international sales which have longer terms result in an increase in that segment's receivables as compared to year-end. Because of the seasonal nature of the sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and in response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment in advance of the fall hunting season. As a result, receivables tend to peak in September and reach their low point in January. At March 31, 2000, extended term receivables were $15.0 million greater than at December 31, 1999. The Industrial and Power Equipment segment lower receivables primarily reflect the lower sales in the first quarter of 2000 compared to the fourth quarter of 1999.

The Company has absorbed the increased receivables resulting from higher volume and extended terms through operating cash flows and, given the historically stronger second half operating cash flows (in 1999, excluding merger expenses, first half operating cash flows were $9.2 million and second half operating cash flows were $79.7 million), the Company expects operating cash flows and amounts available under its revolving credit facility will be sufficient to cover any further increases until market conditions in the Industrial and Power Equipment segment improve and payment terms return to those normally extended. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms.

Cash used in investing activities in the first three months of 2000 was $4.4 million for purchases of property, plant and equipment. Cash provided by financing activities in the first three months of 2000 was $24.0 million, principally reflecting $22.0 million from the utilization of the revolving credit facility.

The Company is substantially leveraged which may adversely affect its operations.

This substantial leverage could have important consequences for the Company, including the following:

1. the ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired or may not be available on favorable terms;

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

Forward Looking Statements

Forward looking statements in this report, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report.
                                    Page 20

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  May 12, 2000                              /s/ Harold E. Layman
                                          -------------------------------------
                                                     Harold E. Layman
                                          President and Chief Operating Officer
                                               and Chief Financial Officer