Form 10-Q
period 2000-06-30
BLOUNT INTERNATIONAL INC
filed 2000-08-09
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                                          Outstanding at
      Class of Common Stock                               June 30, 2000
      ---------------------                              -----------------
         $.01 Par Value                                  30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months and six months ended
        June 30, 2000 and 1999                                       3

     Condensed Consolidated Balance Sheets -
        June 30, 2000 and December 31, 1999                          4

     Condensed Consolidated Statements of Cash Flows -
        six months ended June 30, 2000 and 1999                      5

     Condensed Consolidated Statements of
        Changes in Stockholders' Equity (Deficit) -
        three months and six months ended
        June 30, 2000 and 1999                                       6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           16


Part II.  Other Information                                         22

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       2000       1999        2000       1999
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $201.3     $183.2      $410.6     $368.3
Cost of sales                          137.9      131.4       285.5      263.3
----------------------------------    ------     ------      ------     ------
Gross profit                            63.4       51.8       125.1      105.0
Selling, general and
  administrative expenses               34.2       32.5        69.9       69.1
Merger expenses                                     1.6                    2.3
----------------------------------    ------     ------      ------     ------
Income from operations                  29.2       17.7        55.2       33.6
Interest expense                       (24.8)      (3.6)      (49.0)      (7.1)
Interest income                          0.3        0.4         0.8        1.0
Other income (expense), net              5.6                    5.8       (0.1)
----------------------------------    ------     ------      ------     ------
Income before income taxes              10.3       14.5        12.8       27.4
Provision for income taxes               3.3        5.6         4.4        9.7
----------------------------------    ------     ------      ------     ------
Net income                            $  7.0     $  8.9      $  8.4     $ 17.7
----------------------------------    ======     ======      ======     ======
Basic earnings per share              $ 0.23     $ 0.12      $ 0.27     $ 0.24
----------------------------------    ======     ======      ======     ======
Diluted earnings per share            $ 0.23     $ 0.12      $ 0.27     $ 0.23
----------------------------------    ======     ======      ======     ======


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                      June 30,     December 31,
                                                        2000           1999
                                                    -------------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
  Cash and cash equivalents                              $    3.9      $   10.5
  Accounts receivable, net of allowance for
    doubtful accounts of $4.7 and $4.2                      173.2         171.9
  Inventories                                               149.9         117.0
  Deferred income taxes                                      21.1          21.1
  Other current assets                                        9.0          15.5
------------------------------------------------         --------      --------
          Total current assets                              357.1         336.0
Property, plant and equipment, net of accumulated
  depreciation of $233.8 and $230.4                         166.1         172.3
Cost in excess of net assets of acquired businesses, net    109.5         111.5
Other assets                                                 67.3          68.9
------------------------------------------------         --------      --------
Total Assets                                             $  700.0      $  688.7
------------------------------------------------         ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt $    9.5      $    6.5
  Accounts payable                                           38.7          51.0
  Accrued expenses                                           90.8          91.0
------------------------------------------------         --------      --------
          Total current liabilities                         139.0         148.5
Long-term debt, exclusive of current maturities             822.1         809.7
Deferred income taxes                                         8.6           8.8
Other liabilities                                            44.4          43.4
------------------------------------------------         --------      --------
          Total liabilities                               1,014.1       1,010.4
------------------------------------------------         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity (deficit):
  Common stock (par value $.01 per share, 100,000,000
    shares authorized, 30,795,882 outstanding)                0.3           0.3
  Capital in excess of par value of stock                   417.3         417.3
  Retained earnings (deficit)                              (739.5)       (747.9)
  Accumulated other comprehensive income                      7.8           8.6
------------------------------------------------         --------      --------
          Total stockholders' equity (deficit)             (314.1)       (321.7)
------------------------------------------------         --------      --------
Total Liabilities and Stockholders' Equity (Deficit)     $  700.0      $  688.7
------------------------------------------------         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                Six Months
                                                              Ended June 30,
                                                            -------------------
                                                              2000       1999
------------------------------------------------------      --------   --------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net income                                                 $  8.4    $ 17.7
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                        16.4      16.3
      Deferred income taxes                                     (0.2)      0.2
      Gain on disposals of property, plant and equipment        (5.7)
      Changes in assets and liabilities:
            (Increase) in accounts receivable                   (1.3)    (26.3)
            (Increase) in inventories                          (32.9)    (10.2)
            Decrease in other assets                             5.5       3.3
            Increase (decrease) in accounts payable            (12.2)      8.6
            (Decrease) in accrued expenses                      (0.3)     (4.2)
            Increase in other liabilities                        0.6       1.5
------------------------------------------------------        ------    ------
      Net cash provided by (used in) operating activities      (21.7)      6.9
------------------------------------------------------        ------    ------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant and equipment         16.6       0.1
   Purchases of property, plant and equipment                  (16.2)     (6.7)
   Acquisitions of businesses and product lines                 (0.3)
   Other                                                                  (3.3)
------------------------------------------------------        ------    ------
      Net cash provided by (used in) investing activities        0.1      (9.9)
------------------------------------------------------        ------    ------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                         3.0       0.3
   Issuance of long-term debt                                   13.9
   Reduction of long-term debt                                  (1.7)     (0.2)
   Decrease in restricted funds                                            0.2
   Dividends paid                                                         (5.2)
   Other                                                        (0.2)      0.8
------------------------------------------------------        ------    ------
      Net cash provided by (used in)
         financing activities                                   15.0      (4.1)
------------------------------------------------------        ------    ------

   Net decrease in cash and cash equivalents                    (6.6)     (7.1)
   Cash and cash equivalents at beginning of period             10.5      45.1
------------------------------------------------------        ------    ------
   Cash and cash equivalents at end of period                 $  3.9    $ 38.0
------------------------------------------------------        ======    ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(In millions)

                                                                                               Accumulated
                                                    Common Stock      Capital     Retained       Other
                                         Common   ----------------   In Excess    Earnings    Comprehensive   Treasury
                                         Stock    Class A  Class B    of Par      (Deficit)      Income        Stock       Total
                                         ------   -------  -------   ---------    ---------   -------------   --------   ----------
THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2000:
Balance, March 31, 2000                  $ 0.3                         $417.3     $  (746.5)     $  8.5                  $  (320.4)
Net income                                                                              7.0                                    7.0
Other comprehensive income (loss), net                                                             (0.7)                      (0.7)
                                                                                                                         ---------
     Comprehensive income                                                                                                      6.3
                                         -----                         ------     ---------      ------                  ---------
Balance, June 30, 2000                   $ 0.3                         $417.3     $  (739.5)     $  7.8                  $  (314.1)
                                         =====                         ======     =========      ======                  =========

Balance, December 31, 1999               $ 0.3                         $417.3     $  (747.9)     $  8.6                  $  (321.7)
Net income                                                                              8.4                                    8.4
Other comprehensive income (loss) net                                                              (0.8)                      (0.8)
                                                                                                                         ---------
     Comprehensive income                                                                                                      7.6
                                         -----                         ------     ---------      ------                  ---------
     Balance June 30, 2000               $ 0.3                         $417.3     $  (739.5)     $  7.8                  $  (314.1)
                                         =====                         ======     =========      ======                  =========

THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 1999:
Balance, March 31, 1999                            $ 0.3    $ 0.1      $ 38.7     $   355.1      $  7.2       $(40.9)    $   360.5
Net income                                                                              8.9                                    8.9
Other comprehensive income (loss), net                                                                                         0.0
                                                                                                                         ---------
     Comprehensive income                                                                                                      8.9
Dividends                                                                              (2.6)                                  (2.6)
Other                                                                     0.1          (0.2)                     0.8           0.7
                                                   -----    -----      ------     ---------      ------       ------     ---------
Balance, June 30, 1999                             $ 0.3    $ 0.1      $ 38.8     $   361.2      $  7.2       $(40.1)    $   367.5
                                                   =====    =====      ======     =========      ======       ======     =========

Balance, December 31, 1998                         $ 0.3    $ 0.1      $ 38.7     $   348.9      $  7.6       $(41.0)    $   354.6
Net income                                                                             17.7                                   17.7
Other comprehensive income (loss) net                                                              (0.4)                      (0.4)
                                                                                                                         ---------
     Comprehensive income                                                                                                     17.3
Dividends                                                                              (5.2)                                  (5.2)
Other                                                                     0.1          (0.2)                     0.9           0.8
                                                   -----    -----      ------     ---------      ------       ------     ---------
     Balance June 30, 1999                         $ 0.3    $ 0.1      $ 38.8     $   361.2      $  7.2       $(40.1)    $   367.5
                                                   =====    =====      ======     =========      ======       ======     =========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2000, due to the seasonal nature of certain of the Company's operations.

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


NOTE 3  Inventories consist of the following (in millions):

                                                June 30,      December 31,
                                                  2000            1999
         ---------------------------------    ------------    ------------
         Finished goods                          $ 87.7          $ 67.1
         Work in process                           27.5            21.3
         Raw materials and supplies                34.7            28.6
         ---------------------------------       ------          ------
                                                 $149.9          $117.0
         ---------------------------------       ======          ======

NOTE 4  Segment information is as follows (in millions):

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       2000       1999        2000       1999
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 90.3     $ 84.3      $183.9     $160.5
   Sporting Equipment                   71.7       71.2       145.1      141.5
   Industrial and Power Equipment       39.3       27.7        81.6       66.3
----------------------------------    ------     ------      ------     ------
                                      $201.3     $183.2      $410.6     $368.3
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 20.5     $ 19.6      $ 42.5     $ 35.7
   Sporting Equipment                    9.8        9.6        16.2       15.1
   Industrial and Power Equipment        1.7       (5.9)        3.0       (5.0)
----------------------------------    ------     ------      ------     ------
Operating income from segments          32.0       23.3        61.7       45.8
Corporate office expenses               (2.8)      (4.0)       (6.5)      (9.9)
Merger expenses                                    (1.6)                  (2.3)
----------------------------------    ------     ------      ------     ------
   Income from operations               29.2       17.7        55.2       33.6
Interest expense                       (24.8)      (3.6)      (49.0)      (7.1)
Interest income                          0.3        0.4         0.8        1.0
Other income (expense), net              5.6                    5.8       (0.1)
----------------------------------    ------     ------      ------     ------
Income before income taxes            $ 10.3     $ 14.5      $ 12.8     $ 27.4
----------------------------------    ======     ======      ======     ======


NOTE 5 Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. Based on results of the RI/FS, WDOE has issued a new administrative Unilateral Enforcement Order to all PLPs to perform several years of cleanup action at the Site. The Company is unable to determine, at this time, the level of cleanup demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

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


NOTE 6 During the six months ended June 30, 2000, a net tax refund of $0.5 million was received, while in the six months ended June 30, 1999, tax payments of $11.2 million were made. Interest paid during the six months ended June 30, 2000 and 1999, was $43.7 million and $6.0 million.

During the second quarter of 2000, the Company disposed of some non-core assets, an airplane, and a manufacturing facility in North Carolina that was part of the 1999 plant rationalization and production realignment efforts of the Industrial and Power Equipment segment. The resulting pre-tax gain on the sales of $4.7 million is included in "Other Income (Expense)." The remaining other income results from realized gains on securities held in two rabbi trusts (see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for information regarding these two trusts).


NOTE 7 For the three months and six months ended June 30, 2000 and 1999, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
------------------------------   ----------  ----------  ----------  ----------
Net income (in millions)         $      7.0  $      8.9  $      8.4  $     17.7
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  30,795,882  74,154,786  30,795,882  74,138,904
   Dilutive effect of stock
      options                                 2,195,144               2,095,830
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   30,795,882  76,349,930  30,795,882  76,234,734
------------------------------   ==========  ==========  ==========  ==========


Options to purchase 60,000 shares were granted during the first six months of 2000 under the 1999 Blount Long-Term Executive Stock Option Plan.


NOTE 8 The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Six Months
Ended June 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  233.1    $155.0       $ 97.1      $   (74.6)   $410.6
Cost of sales                                                   175.9     116.2         66.7          (73.3)    285.5
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     57.2      38.8         30.4           (1.3)    125.1
Selling, general and administrative expenses     $  0.5          29.5      20.0         19.9                     69.9
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.5)         27.7      18.8         10.5           (1.3)     55.2
Interest expense                                                (48.8)     (6.3)        (0.3)           6.4     (49.0)
Interest income                                     0.1           6.7       0.2          0.1           (6.3)      0.8
Other income (expense), net                                       6.1      (0.1)        (0.2)                     5.8
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.4)         (8.3)     12.6         10.1           (1.2)     12.8
Provision (benefit) for income taxes               (0.2)         (4.2)      4.8          4.0                      4.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.2)         (4.1)      7.8          6.1           (1.2)      8.4
Equity in earnings of affiliated companies, net     8.6          12.7      (0.1)                      (21.2)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  8.4      $    8.6    $  7.7       $  6.1      $   (22.4)   $  8.4
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended June 30, 2000

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  113.3    $ 78.2       $ 45.7      $   (35.9)   $201.3
Cost of sales                                                    84.3      56.7         32.0          (35.1)    137.9
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     29.0      21.5         13.7           (0.8)     63.4
Selling, general and administrative expenses     $  0.2          14.2      10.1          9.7                     34.2
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.2)         14.8      11.4          4.0           (0.8)     29.2
Interest expense                                                (24.9)     (3.5)        (0.1)           3.7     (24.8)
Interest income                                                   3.9                                  (3.6)      0.3
Other income (expense), net                                       5.5       0.1                                   5.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.2)         (0.7)      8.0          3.9           (0.7)     10.3
Provision (benefit) for income taxes               (0.1)         (1.4)      3.1          1.7                      3.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.1)          0.7       4.9          2.2           (0.7)      7.0
Equity in earnings of affiliated companies, net     7.1           6.4                                 (13.5)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  7.0      $    7.1    $  4.9       $  2.2      $   (14.2)   $  7.0
                                                 ======      ========    ======       ======      =========    ======

June 30, 2000


                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    0.3    $ (3.0)      $  6.6                   $     3.9
  Accounts receivable, net                                       69.2      90.3         13.7                       173.2
  Intercompany receivables                                      249.9      77.2          4.9      $  (332.0)
  Inventories                                                    56.1      75.6         18.2                       149.9
  Deferred income taxes                                          21.1                                               21.1
  Other current assets                                            7.3       0.7          1.0                         9.0
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        403.9     240.8         44.4         (332.0)       357.1
Investments in affiliated companies              $ 18.0         405.8                    0.2         (424.0)
Property, plant and equipment, net                               67.6      73.3         25.2                       166.1
Cost in excess of net assets of acquired
  businesses, net                                                31.8      70.7          7.0                       109.5
Intercompany notes receivable                                                            6.2           (6.2)
Other assets                                                     62.7       1.3          3.3                        67.3
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $ 18.0      $  971.8    $386.1       $ 86.3      $  (762.2)   $   700.0
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  6.1                   $     9.5
  Accounts payable                               $  0.1          14.4    $ 18.1       $  6.1                        38.7
  Intercompany payables                           332.0                                           $  (332.0)
  Accrued expenses                                               62.6      19.7          8.5                        90.8
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     332.1          80.4      37.8         20.7         (332.0)       139.0
Long-term debt, exclusive of current maturities                 821.9                    0.2                       822.1
Intercompany notes payable                                        6.2                                  (6.2)
Deferred income taxes, exclusive of
  current portion                                                 7.1                    1.5                         8.6
Other liabilities                                                38.2       5.4          0.8                        44.4
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             332.1         953.8      43.2         23.2         (338.2)     1,014.1
Stockholders' equity (deficit)                   (314.1)         18.0     342.9         63.1         (424.0)      (314.1)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ 18.0      $  971.8    $386.1       $ 86.3      $  (762.2)   $   700.0
                                                 ======      ========    ======       ======      =========    =========

For The Six Months
Ended June 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   374.8   $  (33.3)   $ 10.8       $  1.6      $  (375.6)   $   (21.7)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sale of property, plant and
  equipment                                                      15.1       1.5                                     16.6
Purchases of property, plant and equipment                      (10.6)     (3.3)        (2.3)                      (16.2)
Acquisitions of product lines                                              (0.3)                                    (0.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                             4.5      (2.1)        (2.3)                        0.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase in short-term borrowings                                                    3.0                         3.0
Issuance of long-term debt                                       13.9                                               13.9
Reduction of long-term debt                                      (1.7)                                              (1.7)
Dividends paid                                                 (375.0)                  (0.6)         375.6
Advances from (to) affiliated companies             (374.8)     386.8     (12.0)
Other                                                            (0.2)                                              (0.2)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                        (374.8)      23.8     (12.0)         2.4          375.6         15.0
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                    (5.0)     (3.3)         1.7                        (6.6)
Cash and cash equivalents at beginning of period                  5.3       0.3          4.9                        10.5
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period       $           $    0.3    $ (3.0)      $  6.6      $            $     3.9
                                                 =========   ========    ======       ======      =========    =========

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
                                                 ======      ========    ======       ======      =========    =========

For The Six Months
Ended June 30, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  200.3    $151.0       $ 78.7      $   (61.7)   $368.3
Cost of sales                                                   156.8     113.5         53.5          (60.5)    263.3
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     43.5      37.5         25.2           (1.2)    105.0
Selling, general and administrative expenses     $  0.6          32.7      17.4         18.4                     69.1
Merger expenses                                                   2.3                                             2.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.6)          8.5      20.1          6.8           (1.2)     33.6
Interest expense                                                 (7.0)     (3.7)                        3.6      (7.1)
Interest income                                                   4.3       0.2          0.1           (3.6)      1.0
Other income (expense), net                                      (0.1)      0.2         (0.2)                    (0.1)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.6)          5.7      16.8          6.7           (1.2)     27.4
Provision (benefit) for income taxes               (0.2)          0.1       6.4          3.4                      9.7
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.4)          5.6      10.4          3.3           (1.2)     17.7
Equity in earnings of affiliated companies, net    18.1          12.5                                 (30.6)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $ 17.7      $   18.1    $ 10.4       $  3.3      $   (31.8)   $ 17.7
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended June 30, 1999

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $   96.8    $ 77.6       $ 38.2      $   (29.4)   $183.2
Cost of sales                                                    76.8      57.5         25.7          (28.6)    131.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     20.0      20.1         12.5           (0.8)     51.8
Selling, general and administrative expenses     $  0.3          14.6       8.3          9.3                     32.5
Merger expenses                                                   1.6                                             1.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.3)          3.8      11.8          3.2           (0.8)     17.7
Interest expense                                                 (3.6)     (2.1)                        2.1      (3.6)
Interest income                                                   2.4       0.1                        (2.1)      0.4
Other income (expense), net                                      (0.1)      0.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.3)          2.5       9.9          3.2           (0.8)     14.5
Provision (benefit) for income taxes               (0.1)          0.3       3.8          1.6                      5.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.2)          2.2       6.1          1.6           (0.8)      8.9
Equity in earnings of affiliated companies, net     9.1           6.9                                 (16.0)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  8.9      $    9.1    $  6.1       $  1.6      $   (16.8)   $  8.9
                                                 ======      ========    ======       ======      =========    ======

For The Six Months
Ended June 30, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $ 24.6      $   24.1    $(18.8)      $  3.2      $   (26.2)   $  6.9
                                                 ------      --------    ------       ------      ---------    ------
Cash flows from investing activities:
Proceeds from sales of property, plant and
  equipment                                                                              0.1                      0.1
Purchases of property, plant and equipment                       (2.3)     (2.5)        (1.9)                    (6.7)
Other                                                            (3.3)                                           (3.3)
                                                 ------      --------    ------       ------      ---------    ------
Net cash used in investing activities                            (5.6)     (2.5)        (1.8)                    (9.9)
                                                 ------      --------    ------       ------      ---------    ------
Cash flows from financing activities:
Net increase in short-term borrowings                                                    0.3                      0.3
Reduction of long-term debt                                                             (0.2)                    (0.2)
Decrease in restricted funds                                      0.2                                             0.2
Dividends paid                                     (5.2)        (25.0)                  (1.2)          26.2      (5.2)
Advances from (to) affiliated companies           (20.2)         (2.4)     22.6
Other                                               0.8                                                           0.8
                                                 ------      --------    ------       ------      ---------    ------
Net cash provided by (used in) financing
  activities                                      (24.6)        (27.2)     22.6         (1.1)          26.2      (4.1)
                                                 ------      --------    ------       ------      ---------    ------
Net increase (decrease) in cash and cash
  equivalents                                        --          (8.7)      1.3          0.3             --      (7.1)
Cash and cash equivalents at beginning of period                 39.7      (1.5)         6.9                     45.1
                                                 ------      --------    ------       ------      ---------    ------
Cash and cash equivalents at end of period       $   --      $   31.0    $ (0.2)      $  7.2      $      --    $ 38.0
                                                 ======      ========    ======       ======      =========    ======

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and six months ended June 30, 2000, were $201.3 million and $410.6 million compared to $183.2 million and $368.3 million for the comparable periods of the prior year. Net income for the second quarter and first half of 2000 was $7.0 million and $8.4 million compared to net income of $8.9 million and $17.7 million for the comparable periods of the prior year. These results reflect a significant increase in sales and operating income from both the Outdoor Products segment and the Industrial and Power Equipment segment. The Outdoor Products segment reflects good market conditions including the effect of storm damage in Europe, partially offset by the negative impact of the U.S. dollar's strength. The Industrial and Power Equipment segment reflects an improving market and the effects of plant rationalization and cost reduction actions taken in 1999. In addition, the Sporting Equipment segment reflects improved results. Corporate expenses for the second quarter and first half of 1999 include $1.6 million and $2.3 million of expenses associated with the merger. In addition, the first half of 1999 includes $1.5 million for a donation of art (see Note 2 of Notes to the Condensed Consolidated Financial Statements). Excluding the expenses associated with the merger and donation of art, selling, general and administrative expenses increased by $1.7 million and $2.3 million during the second quarter and first half of 2000 as compared to the same periods in the prior year. These increases primarily reflect costs associated with the increased volume in Outdoor Products. Higher interest expense during the three months and six months ended June 30, 2000, reflects higher long-term debt levels during the current year resulting from the transaction described in Note 1 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company's effective income tax rate was lower in the second quarter of 2000 principally from reassessment of the portion of merger expenses deductible in the current year, while the effective tax rate for the six months of 1999 was lower principally as a result of the donation of art.
The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Sales for the Outdoor Products segment for the second quarter and first six months of 2000 were $90.3 million and $183.9 million compared to $84.3 million and $160.5 million during the corresponding periods of 1999. Operating income was $20.5 million for the second quarter and $42.5 million for the first half of 2000 compared to $19.6 million and $35.7 million in the comparable periods of the prior year. Sales reflect a significantly higher volume of sales of chain saw components, particularly in Europe and Southeast Asia. Sales of lawn mowers and accessories were unfavorably impacted by weather conditions in certain of their markets. Sales by the segment's principal product groups were as follows (in millions):
                                        Page 16

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2000     1999    in 2000     2000     1999    in 2000
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 55.5   $ 49.3     12.6%    $115.6   $ 94.9     21.8%
Lawn mowers and accessories        24.5     24.9     (1.6)      46.9     45.3      3.5
Other                              10.3     10.1      2.0       21.4     20.3      5.4
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 90.3   $ 84.3      7.1%    $183.9   $160.5     14.6%
---------------------------      ======   ======              ======   ======

The improvement in operating income is primarily due to the higher sales of chain saw components. Operating income for the first six months of 2000 compared to 1999 was negatively affected by an additional $1.5 million from unfavorable exchange rates.

Sales for the Sporting Equipment segment were up modestly to $71.7 million for the second quarter and $145.1 million for the first half of 2000 as compared to $71.2 million and $141.5 million during the same periods last year. This performance reflects increased law enforcement and international sales, partially offset by declines in rimfire ammunition and optics sales which were somewhat impacted by Y2K purchasing in 1999. Operating income increased to $9.8 million and $16.2 million in the current year's second quarter and first six months from $9.6 million and $15.1 million for the same periods during the prior year. Both periods reflect higher volume, particularly for ammunition and related products, which have slightly higher margins. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2000     1999    in 2000     2000     1999    in 2000
---------------------------      ------   ------  ----------  ------   ------  ----------
Ammunition and related products  $ 54.3   $ 53.5      1.5%    $108.5   $105.0     3.3%
Sports optical products             7.7      8.5     (9.4)       16.6     16.7   (0.6)
Other                               9.7      9.2      5.4       20.0     19.8     1.0
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 71.7   $ 71.2      0.7%    $145.1   $141.5     2.5%
---------------------------      ======   ======              ======   ======

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States), as well as the need to offer discounts in response to extremely aggressive competitive pricing for available sales. Operating results for the Industrial and Power Equipment segment in the second quarter and first half of 2000, while improved over the prior year, were still affected by soft market conditions. Dry weather conditions in the Southeastern United States, coupled with an overhang of used equipment in certain dealers' inventories, continue to negatively impact sales of new equipment. Sales of Gear components and rotation bearings were essentially flat for the second quarter and first half as increased sales to the utility market were offset by decreases to the construction equipment market. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2000     1999    in 2000     2000     1999    in 2000
---------------------------      ------   ------  ----------  ------   ------  ----------
Timber harvesting and loading
  equipment                      $ 32.6   $ 20.8      56.7%   $ 68.5   $ 53.5     28.0%
Gear components and rotation
  bearings                          6.7      6.9      (2.9)     13.1     12.8      2.3
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 39.3   $ 27.7      41.9%   $ 81.6   $ 66.3     23.1%
---------------------------      ======   ======              ======   ======

This segment had operating income of $1.7 million and $3.0 million during the second quarter and first six months of 2000, compared to an operating loss of $5.9 million and $5.0 million during the comparable periods of 1999, primarily due to increased demand for its timber harvesting equipment. During the first half of 2000, in response to the weak market conditions, the Company implemented a program of production realignments, temporary plant shutdowns and layoffs, and reduced working hours in this segment to lower costs and match production to demand. One manufacturing facility was closed during the first half of 1999 with its production shifted to other Company plants. Costs of approximately $1.3 million and $1.9 million for this closure were charged to operations during the second quarter and first six months of 1999. With recent pulp price increases to $700 per metric ton compared to $520 per metric ton a year ago, more favorable weather conditions, and lower pulp inventories, coupled with declining levels of used equipment, the expectation in the industry is for a market improvement later this year, although the extent and timing of any improvement is uncertain.

The Company's total backlog increased to $114.7 million at June 30, 2000, from $85.6 million at December 31, 1999, and $90.9 million at June 30, 1999, as follows (in millions):

                                                        Backlog
                                        ----------------------------------------
                                          June 30,    December 31,    June 30,
                                            2000          1999          1999
------------------------------------    ------------  ------------  ------------
Outdoor Products                           $ 59.0        $ 41.9        $ 29.9
Sporting Equipment                           35.9          17.9          31.2
Industrial and Power Equipment               19.8          25.8          29.8
------------------------------------       ------        ------        ------
                                           $114.7        $ 85.6        $ 90.9
------------------------------------       ======        ======        ======


Financial Condition, Liquidity and Capital Resources

At June 30, 2000, the Company had significant amounts of debt, with interest payments on notes and interest and principal payments under credit facilities representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities required payments of principal that commenced on December 31, 1999. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. At June 30, 2000, the Company had $14.0 million outstanding borrowings under its $100.0 million revolving credit facility. Letters of credit issued under the revolving credit facility which reduced the amount available under the revolving credit facility were $6.8 million at June 30, 2000. The revolving credit facility matures August 19, 2004.

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $337.5 million which mature at various dates through 2006. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at June 30, 2000, were $3.9 million compared to $10.5 million at December 31, 1999. Cash used in operating activities was $21.7 million in the first six months of 2000 compared to cash provided by operating activities of $6.9 million during the prior year's first six months, principally due to a net income decrease of $9.3 million, higher cash usage of $22.7 million for inventory and $37.7 million higher interest payments, partially offset by $25.0 million lower receivables reflecting the Industrial and Power Equipment segment's improved market and $11.7 million lower tax payments. Working capital increased to $218.1 million at June 30, 2000, compared to $187.5 million at December 31, 1999. Accounts receivable increased by $1.3 million, inventories increased by $32.9 million, other current assets decreased by $6.5 million, notes payable and current maturities of long-term debt increased by $3.0 million, accounts payable decreased by $12.3 million, and accrued expenses decreased by $0.2 million. The higher inventories reflect increases of $21.0 million at the Sporting Equipment segment resulting from a seasonal build-up in anticipation of sales during the fall season and to address delivery and production costs during the upcoming peak, and $9.1 million for the Industrial and Power Equipment segment, reflecting somewhat improved sales and the effect of long lead times on certain products. The notes payable and current maturities of long-term debt increase reflects $3.0 million short-term borrowings. The accounts payable decrease reflects reduced raw material purchases principally related to lower sales in the second quarter of 2000 than in the fourth quarter of 1999. The accounts receivable increase principally reflects higher sales and longer payment terms used as a marketing tool by the Sporting Equipment segment, partially offset by lower receivables in the Industrial and Power Equipment group as second quarter sales are historically lower than fourth quarter sales.

Accounts receivable at June 30, 2000, and December 31, 1999, and sales by segment for the second quarter of 2000 compared to the fourth quarter of 1999 were as follows (in millions):

                                          June 30,    December 31,    Increase
                                            2000          1999       (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 63.4        $ 65.6        $ (2.2)
  Sporting Equipment                         80.2          64.8          15.4
  Industrial and Power Equipment             29.3          40.9         (11.6)
------------------------------------       ------        ------        ------
    Total segment receivables              $172.9        $171.3        $  1.6
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                          June 30,    December 31,    Increase
                                            2000          1999       (Decrease)
------------------------------------    ------------  ------------  ------------
Sales:
  Outdoor Products                         $ 90.3        $ 84.3        $  6.0
  Sporting Equipment                         71.7          83.8         (12.1)
  Industrial and Power Equipment             39.3          53.9         (14.6)
------------------------------------       ------        ------        ------
    Total segment sales                    $201.3        $222.0        $(20.7)
------------------------------------       ======        ======        ======

The Company's Outdoor Products segment includes Oregon Cutting Systems, Frederick Manufacturing and Dixon Industries. The higher sales by the Outdoor Products segment and an increased mix of sales to original equipment manufacturers, who generally require shorter payment terms in comparison to other customers, result in a decrease in that segment's receivables as compared to year-end. Because of the seasonal nature of the sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and in response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment in advance of the fall hunting season. As a result, receivables tend to peak in September and reach their low point in January. At June 30, 2000, extended term receivables were $26.5 million greater than at December 31, 1999. The Industrial and Power Equipment segment lower receivables primarily reflect the lower sales in the second quarter of 2000 compared to the fourth quarter of 1999.

The Company has absorbed the increased inventory through operating cash flows and short-term borrowings under its revolving credit agreement. Given the historically stronger second half operating cash flows (in 1999, excluding merger expenses, first half operating cash flows were $9.2 million and second half operating cash flows were $79.7 million), the Company expects operating cash flows and amounts available under its revolving credit facility will be sufficient to cover any further increases until market conditions in the Industrial and Power Equipment segment improve and payment terms return to those normally extended. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms.

There was no cash used in investing activities in the first six months of 2000 as the $16.6 million for purchases of property, plant and equipment was offset by a like amount received from the sale of property, plant and equipment, principally the Company's corporate aircraft. Cash provided by financing activities in the first six months of 2000 was $15.0 million, principally reflecting $14.0 million from the utilization of the revolving credit facility.

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

On December 3, 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101 was originally required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. However, SAB 101A extended the implementation date for certain registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, to report a change in accounting principle no later than their second quarter of the fiscal year beginning after December 15, 1999. SAB 101B extended the implementation date until the fourth quarter of the fiscal year beginning after December 15, 1999. Management is in the process of evaluating this accounting bulletin and has not yet determined the future impact on the Company's financial statements.

Forward Looking Statements

Forward looking statements in this report, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report.

Part II.  Other Information

Item 6(a) Exhibits

          **10(t) Amendment to Employment Agreement between Blount International, Inc. and Harold E. Layman.


** Filed electronically herewith. Copies of this exhibit may be obtained upon written request from:

    Blount International, Inc.
    P. O. Box 949
    Montgomery, AL 36101-0949






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant



Date:  August 9, 2000                         /s/ Rodney W. Blankenship
                                        -------------------------------------
                                                  Rodney W. Blankenship
                                                Senior Vice President and
                                                 Chief Financial Officer

                                        Page 22
</TEXT