Form 10-Q
period 2000-09-30
BLOUNT INTERNATIONAL INC
filed 2000-11-14
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
      Class of Common Stock                             September 30, 2000
      ---------------------                             ------------------
         $.01 Par Value                                 30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months and nine months ended
        September 30, 2000 and 1999                                  3

     Condensed Consolidated Balance Sheets -
        September 30, 2000 and December 31, 1999                     4

     Condensed Consolidated Statements of Cash Flows -
        nine months ended September 30, 2000 and 1999                5

     Condensed Consolidated Statements of
        Changes in Stockholders' Deficit
        three months and nine months ended
        September 30, 2000 and 1999                                  6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           17

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2000       1999        2000       1999
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $219.2     $219.6      $629.8     $587.9
Cost of sales                          155.4      156.1       440.9      419.4
----------------------------------    ------     ------      ------     ------
Gross profit                            63.8       63.5       188.9      168.5
Selling, general and
  administrative expenses               33.5       35.8       103.4      105.0
Merger expenses                                    72.4                   74.6
----------------------------------    ------     ------      ------     ------
Income (loss) from operations           30.3      (44.7)       85.5      (11.1)
Interest expense                       (25.3)     (13.4)      (74.3)     (20.5)
Interest income                          0.3        2.0         1.1        3.0
Other income, net                        0.5        0.4         6.4        0.3
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes        5.8      (55.7)       18.7      (28.3)
Provision (benefit) for income taxes     2.5      (13.1)        7.1       (3.4)
----------------------------------    ------     ------      ------     ------
Net income (loss)                     $  3.3     $(42.6)     $ 11.6     $(24.9)
----------------------------------    ======     ======      ======     ======
Basic earnings per share              $ 0.11     $(0.79)     $ 0.38     $(0.37)
----------------------------------    ======     ======      ======     ======
Diluted earnings per share            $ 0.11     $(0.79)     $ 0.38     $(0.37)
----------------------------------    ======     ======      ======     ======


The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                    September 30,  December 31,
                                                        2000           1999
                                                    -------------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
  Cash and cash equivalents                              $    2.5      $   10.5
  Accounts receivable, net of allowance for
    doubtful accounts of $5.0 and $4.2                      183.2         171.9
  Inventories                                               154.9         117.0
  Deferred income taxes                                      21.1          21.1
  Other current assets                                       12.0          15.5
------------------------------------------------         --------      --------
          Total current assets                              373.7         336.0
Property, plant and equipment, net of accumulated
  depreciation of $239.3 and $230.4                         170.1         172.3
Cost in excess of net assets of acquired businesses, net    116.3         111.5
Other assets                                                 66.2          68.9
------------------------------------------------         --------      --------
Total Assets                                             $  726.3      $  688.7
------------------------------------------------         ========      ========

   LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt $    9.4      $    6.5
  Accounts payable                                           45.1          51.0
  Accrued expenses                                           85.9          91.0
------------------------------------------------         --------      --------
          Total current liabilities                         140.4         148.5
Long-term debt, exclusive of current maturities             843.9         809.7
Deferred income taxes                                         8.8           8.8
Other liabilities                                            44.3          43.4
------------------------------------------------         --------      --------
          Total liabilities                               1,037.4       1,010.4
------------------------------------------------         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity (deficit):
  Common stock (par value $.01 per share, 100,000,000
    shares authorized, 30,795,882 outstanding)                0.3           0.3
  Capital in excess of par value of stock                   417.3         417.3
  Retained earnings (deficit)                              (736.2)       (747.9)
  Accumulated other comprehensive income                      7.5           8.6
------------------------------------------------         --------      --------
          Total stockholders' deficit                      (311.1)       (321.7)
------------------------------------------------         --------      --------
Total Liabilities and Stockholders' Deficit              $  726.3      $  688.7
------------------------------------------------         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                               Nine Months
                                                           Ended September 30,
                                                          ----------------------
                                                             2000        1999
------------------------------------------------------    ----------  ----------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net income (loss)                                       $   11.6   $   (24.9)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation, amortization and other
         noncash charges                                       24.4        24.8
      Gain on disposals of property, plant
         and equipment                                         (5.5)       (0.4)
      Changes in assets and liabilities:
            Increase in accounts receivable                    (9.1)      (49.4)
            Increase in inventories                           (32.5)       (3.3)
            (Increase) decrease in other assets                 2.8        (7.2)
            Increase (decrease) in accounts payable            (7.0)        7.0
            Increase (decrease) in accrued expenses            (5.6)       22.4
            Increase in other liabilities                       0.1         2.1
------------------------------------------------------     --------   ---------
      Net cash used in operating activities                   (20.8)      (28.9)
------------------------------------------------------     --------   ---------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant and equipment        16.6         0.7
   Purchases of property, plant and equipment                 (22.4)      (11.9)
   Acquisitions of businesses and product lines               (17.8)       (0.6)
   Other                                                                   (3.3)
------------------------------------------------------     --------   ---------
      Net cash used in investing activities                   (23.6)      (15.1)
------------------------------------------------------     --------   ---------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                        3.0
   Issuance of long-term debt                                  36.6       697.4
   Reduction of long-term debt                                 (2.6)       (7.7)
   Decrease in restricted funds                                             0.2
   Dividends paid                                                          (7.8)
   Redemption of common stock                                          (1,068.8)
   Capital contribution                                                   417.5
   Other                                                       (0.6)       (1.6)
------------------------------------------------------     --------   ---------
      Net cash provided by financing activities                36.4        29.2
------------------------------------------------------     --------   ---------

   Net decrease in cash and cash equivalents                   (8.0)      (14.8)
   Cash and cash equivalents at beginning of period            10.5        45.1
------------------------------------------------------     --------   ---------
   Cash and cash equivalents at end of period              $    2.5   $    30.3
------------------------------------------------------     ========   =========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT (Unaudited)
(In millions)

                                                                                               Accumulated
                                                    Common Stock      Capital     Retained       Other
                                         Common   ----------------   In Excess    Earnings    Comprehensive   Treasury
                                         Stock    Class A  Class B    of Par      (Deficit)      Income        Stock       Total
                                         ------   -------  -------   ---------    ---------   -------------   --------   ----------
THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2000:
Balance, June 30, 2000                   $ 0.3                         $417.3     $  (739.5)     $  7.8                  $  (314.1)
Net income                                                                              3.3                                    3.3
Other comprehensive income (loss), net                                                             (0.3)                      (0.3)
                                                                                                                         ---------
     Comprehensive income                                                                                                      3.0
                                         -----                         ------     ---------      ------                  ---------
Balance, September 30, 2000              $ 0.3                         $417.3     $  (736.2)     $  7.5                  $  (311.1)
                                         =====                         ======     =========      ======                  =========

Balance, December 31, 1999               $ 0.3                         $417.3     $  (747.9)     $  8.6                  $  (321.7)
Net income                                                                             11.6                                   11.6
Other comprehensive income (loss) net                                                              (1.1)                      (1.1)
                                                                                                                         ---------
     Comprehensive income                                                                                                     10.6
                                         -----                         ------     ---------      ------                  ---------
     Balance September 30, 2000          $ 0.3                         $417.3     $  (736.2)     $  7.5                  $  (311.1)
                                         =====                         ======     =========      ======                  =========

THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 1999:
Balance, June 30, 1999                             $ 0.3    $ 0.1      $ 38.8     $   361.2      $  7.2       $(40.1)    $   367.5
Net loss                                                                              (42.6)                                 (42.6)
Other comprehensive income (loss), net                                                                                         0.0
                                                                                                                         ---------
     Comprehensive income                                                                                                    (42.6)
Other                                                                                  (0.2)                     0.2
Merger related activity (see Note 1):
  Retirement of treasury stock                                          (38.8)         (1.1)                    39.9           0.0
  Redemption of common stock                        (0.3)    (0.1)                 (1,068.4)                              (1,068.8)
  Capital contribution                   $ 0.3                          417.2                                                417.5
                                         -----     -----    -----      ------     ---------      ------       ------     ---------
Balance, September 30, 1999              $ 0.3     $ 0.0    $ 0.0      $417.2     $  (751.1)     $  7.2       $  0.0     $  (326.4)
                                         =====     =====    =====      ======     =========      ======       ======     =========

Balance, December 31, 1998                         $ 0.3    $ 0.1      $ 38.7     $   348.9      $  7.6       $(41.0)    $   354.6
Net income                                                                            (24.9)                                 (24.9)
Other comprehensive income (loss) net                                                              (0.4)                      (0.4)
                                                                                                                         ---------
     Comprehensive income                                                                                                    (25.3)
Dividends                                                                              (5.2)                                  (5.2)
Other                                                                     0.1          (0.4)                     1.1           0.8
Merger related activity (see Note 1):
  Retirement of treasury stock                                          (38.8)         (1.1)                    39.9           0.0
  Redemption of common stock                        (0.3)    (0.1)                 (1,068.4)                              (1,068.8)
  Capital contribution                   $ 0.3                          417.2                                                417.5
                                         -----     -----    -----      ------     ---------      ------       ------     ---------
     Balance September 30, 1999          $ 0.3     $ 0.0    $ 0.0      $417.2     $  (751.1)     $  7.2       $  0.0     $  (326.4)
                                         =====     =====    =====      ======     =========      ======       ======     =========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2000, due to the seasonal nature of certain of the Company's operations.

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


NOTE 3  Inventories consist of the following (in millions):

                                              September 30,    December 31,
                                                  2000             1999
         ---------------------------------    -------------    ------------
         Finished goods                          $ 83.6           $ 67.1
         Work in process                           28.5             21.3
         Raw materials and supplies                42.8             28.6
         ---------------------------------       ------           ------
                                                 $154.9           $117.0
         ---------------------------------       ======           ======

NOTE 4  Segment information is as follows (in millions):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2000       1999        2000       1999
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 88.4     $ 82.7      $272.3     $243.2
   Sporting Equipment                   90.5       98.5       235.7      240.0
   Industrial and Power Equipment       40.3       38.4       121.8      104.7
----------------------------------    ------     ------      ------     ------
                                      $219.2     $219.6      $629.8     $587.9
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 19.9     $ 17.9      $ 62.3     $ 53.6
   Sporting Equipment                   10.3       13.6        26.5       28.7
   Industrial and Power Equipment        2.4       (0.7)        5.4       (5.7)
----------------------------------    ------     ------      ------     ------
Operating income from segments          32.6       30.8        94.2       76.6
Corporate office expenses               (2.3)      (3.1)       (8.7)     (13.1)
Merger expenses                                   (72.4)                 (74.6)
----------------------------------    ------     ------      ------     ------
   Income from operations               30.3      (44.7)       85.5      (11.1)
Interest expense                       (25.3)     (13.4)      (74.3)     (20.5)
Interest income                          0.3        2.0         1.1        3.0
Other income, net                        0.5        0.4         6.4        0.3
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes     $  5.8     $(55.7)     $ 18.7     $(28.3)
----------------------------------    ======     ======      ======     ======


NOTE 5 Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP") for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should result in the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. Based on results of the RI/FS, WDOE has issued a new administrative Unilateral Enforcement Order to all PLPs to perform several years of cleanup action at the Site. The Company is unable to determine, at this time, the level of cleanup demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

In connection with his resignation effective October 20, 1999, a former executive officer ("executive") cited "good reason" (in the nature of constructive discharge) under his employment contract and claimed he was due severance benefits in excess of $2.5 million. As of September 12, 2000, the matter has been settled by mutual agreement without any material adverse effect to the Company.

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


NOTE 6 During the nine months ended September 30, 2000, tax payments of $4.3 million were made, while in the nine months ended September 30, 1999, tax payments of $11.7 million were made. Interest paid during the nine months ended September 30, 2000 and 1999, was $76.3 million and $39.5 million.

During the second quarter of 2000, the Company disposed of some non-core assets, an airplane and a manufacturing facility in North Carolina that was part of the 1999 plant rationalization and production realignment efforts of the Industrial and Power Equipment segment. The resulting pre-tax gain on the sales of $4.7 million is included in "Other Income (Expense)." The remaining other income results from realized gains on securities held in two rabbi trusts (see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for information regarding these two trusts).


NOTE 7 For the three months and nine months ended September 30, 2000 and 1999, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
------------------------------   ----------  ----------  ----------  ----------
Net income (in millions)         $      3.3  $    (42.6) $     11.6  $    (24.9)
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  30,795,882  53,667,708  30,795,882  67,315,172
   Dilutive effect of stock
      options                    30,796,040              30,795,935
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   $     0.11  $    (0.79) $     0.38       (0.37)
------------------------------   ==========  ==========  ==========  ==========


Options to purchase 120,000 shares were granted during the first nine months of 2000 under the 1999 Blount International, Inc. Stock Incentive Plan.

NOTE 8 The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Nine Months
Ended September 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  347.8    $246.7       $144.3      $  (109.0)   $629.8
Cost of sales                                                   263.0     187.4         98.6         (108.1)    440.9
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     84.8      59.3         45.7           (0.9)    188.9
Selling, general and administrative expenses     $  0.7          42.9      29.9         29.9                    103.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.7)         41.9      29.4         15.8           (0.9)     85.5
Interest expense                                                (74.0)     (8.3)        (0.3)           8.3     (74.3)
Interest income                                     0.2           8.7       0.3          0.2           (8.3)      1.1
Other income (expense), net                                       6.5       0.1         (0.2)                     6.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.5)        (16.9)     21.5         15.5           (0.9)     18.7
Provision (benefit) for income taxes                0.3          (7.1)      8.2          5.7                      7.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.8)         (9.8)     13.3          9.8           (0.9)     11.6
Equity in earnings of affiliated companies, net    12.4          22.2      (0.1)                      (34.5)      0.0
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $ 11.6      $   12.4    $ 13.2       $  9.8      $   (35.4)   $ 11.6
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended September 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  120.6    $ 85.8       $ 47.2      $   (34.4)   $219.2
Cost of sales                                                    91.6      66.8         31.8          (34.8)    155.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     29.0      19.0         15.4            0.4      63.8
Selling, general and administrative expenses     $  0.2          13.9       9.4         10.0                     33.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.2)         15.1       9.6          5.4            0.4      30.3
Interest expense                                                (25.2)     (2.0)        (0.1)           2.0     (25.3)
Interest income                                     0.1           2.0       0.1          0.1           (2.0)      0.3
Other income (expense), net                                       0.7      (0.2)                                  0.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (0.1)         (7.4)      7.5          5.4            0.4       5.8
Provision (benefit) for income taxes                0.4          (2.4)      2.8          1.7                      2.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (0.5)         (5.0)      4.7          3.7            0.4       3.3
Equity in earnings of affiliated companies, net     3.8           8.8                                 (12.6)      0.0
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  3.3      $    3.8    $  4.7       $  3.7      $   (12.2)   $  3.3
                                                 ======      ========    ======       ======      =========    ======

September 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    0.9    $ (1.0)      $  2.6                   $     2.5
  Accounts receivable, net                                       67.7      98.9         16.6                       183.2
  Intercompany receivables                                      252.8      72.0          7.1      $  (331.9)         0.0
  Inventories                                                    73.4      65.5         16.0                       154.9
  Deferred income taxes                                          21.1                                               21.1
  Other current assets                                           10.0       0.6          1.4                        12.0
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        425.9     236.0         43.7         (331.9)       373.7
Investments in affiliated companies              $ 20.9         391.0                    0.3         (412.2)         0.0
Property, plant and equipment, net                               73.4      71.2         25.5                       170.1
Cost in excess of net assets of acquired
  businesses, net                                                46.0      63.4          6.9                       116.3
Intercompany notes receivable                                                            6.1           (6.1)         0.0
Other assets                                                     61.5       1.2          3.5                        66.2
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $ 20.9      $  997.8    $371.8       $ 86.0      $  (750.2)   $   726.3
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  6.0                   $     9.4
  Accounts payable                               $  0.1          22.2    $ 18.0          4.8                        45.1
  Intercompany payables                           331.9                                           $  (331.9)         0.0
  Accrued expenses                                               55.8      21.0          9.1                        85.9
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     332.0          81.4      39.0         19.9         (331.9)       140.4
Long-term debt, exclusive of current maturities                 843.8                    0.1                       843.9
Intercompany notes payable                                        6.1                                  (6.1)         0.0
Deferred income taxes, exclusive of
  current portion                                                 7.3                    1.5                         8.8
Other liabilities                                                38.3       5.2          0.8                        44.3
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             332.0         976.9      44.2         22.3         (338.0)     1,037.4
Stockholders' equity (deficit)                   (311.1)         20.9     327.6         63.7         (412.2)      (311.1)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ 20.9      $  997.8    $371.8       $ 86.0      $  (750.2)   $   726.3
                                                 ======      ========    ======       ======      =========    =========

For The Nine Months
Ended September 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   374.8   $  (33.5)   $ 14.2       $  1.8      $  (378.1)   $   (20.8)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sale of property, plant and
  equipment                                                      15.1       1.5                                     16.6
Purchases of property, plant and equipment                      (14.1)     (4.3)        (4.0)                      (22.4)
Acquisitions of product lines                                   (17.2)     (0.6)                                   (17.8)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                           (16.2)     (3.4)        (4.0)                      (23.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase in short-term borrowings                                                    3.0                         3.0
Issuance of long-term debt                                       36.6                                               36.6
Reduction of long-term debt                                      (2.6)                                              (2.6)
Dividends paid                                                 (375.0)                  (3.1)         378.1          0.0
Advances from (to) affiliated companies             (374.8)     386.9     (12.1)                                     0.0
Other                                                            (0.6)                                              (0.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                        (374.8)      45.3     (12.1)        (0.1)         378.1         36.4
                                                 ---------   --------    ------       ------      ---------    ---------
Net decrease in cash and cash equivalents                        (4.4)     (1.3)        (2.3)                       (8.0)
Cash and cash equivalents at beginning of period                  5.3       0.3          4.9                        10.5
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period       $     0.0   $    0.9    $ (1.0)      $  2.6      $     0.0    $     2.5
                                                 =========   ========    ======       ======      =========    =========

December 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    5.3    $  0.3       $  4.9                   $    10.5
  Accounts receivable, net                                       77.6      79.3         15.0                       171.9
  Intercompany receivables                                      613.7      86.9          6.0      $  (706.6)         0.0
  Inventories                                                    47.5      55.2         14.3                       117.0
  Deferred income taxes                                          21.2                                  (0.1)        21.1
  Other current assets                                           13.1       1.6          0.8                        15.5
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        778.4     223.3         41.0         (706.7)       336.0
Investments in affiliated companies              $385.0         386.4                    0.2         (771.6)         0.0
Property, plant and equipment, net                               71.6      75.9         24.8                       172.3
Cost in excess of net assets of acquired
  businesses, net                                                32.7      71.7          7.1                       111.5
Intercompany notes receivable                                                            3.0           (3.0)         0.0
Other assets                                                     64.9       1.9          2.1                        68.9
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $385.0      $1,334.0    $372.8       $ 78.2      $(1,481.3)   $   688.7
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  3.1                   $     6.5
  Accounts payable                                               24.9    $ 21.0          5.1                        51.0
  Intercompany payables                          $706.7                                           $  (706.7)         0.0
  Accrued expenses                                               63.5      20.4          7.1                        91.0
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     706.7          91.8      41.4         15.3         (706.7)       148.5
Long-term debt, exclusive of current maturities                 809.5                    0.2                       809.7
Intercompany notes payable                                        3.0                                  (3.0)         0.0
Deferred income taxes, exclusive of
  current portion                                                 7.3                    1.5                         8.8
Other liabilities                                                37.4       5.2          0.8                        43.4
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             706.7         949.0      46.6         17.8         (709.7)     1,010.4
Stockholders' equity (deficit)                   (321.7)        385.0     326.2         60.4         (771.6)      (321.7)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $385.0      $1,334.0    $372.8       $ 78.2      $(1,481.3)   $   688.7
                                                 ======      ========    ======       ======      =========    =========

For The Nine Months
Ended September 30, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  310.2    $250.1       $121.8      $   (94.2)   $587.9
Cost of sales                                                   241.7     187.1         83.4          (92.8)    419.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     68.5      63.0         38.4           (1.4)    168.5
Selling, general and administrative expenses     $  0.8          46.8      29.3         28.1                    105.0
Merger expenses                                    69.5           5.1                                            74.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                     (70.3)         16.6      33.7         10.3           (1.4)    (11.1)
Interest expense                                                (30.9)     (0.1)                       10.5     (20.5)
Interest income                                     1.2           1.2      10.9          0.2          (10.5)      3.0
Other income (expense), net                                       0.5       0.3         (0.5)                     0.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (69.1)        (12.6)     44.8         10.0           (1.4)    (28.3)
Provision (benefit) for income taxes              (18.5)         (6.8)     17.0          4.9                     (3.4)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                            (50.6)         (5.8)     27.8          5.1           (1.4)    (24.9)
Equity in earnings of affiliated companies, net    25.7          31.5       3.4                       (60.6)      0.0
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $(24.9)     $   25.7    $ 31.2       $  5.1      $   (62.0)   $(24.9)
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended September 30, 1999

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  109.9    $ 99.1       $ 43.1      $   (32.5)   $219.6
Cost of sales                                                    84.9      73.6         29.9          (32.3)    156.1
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     25.0      25.5         13.2           (0.2)     63.5
Selling, general and administrative expenses     $  0.2          14.0      11.9          9.7                     35.8
Merger expenses                                    69.5           2.9                                            72.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                     (69.7)          8.1      13.6          3.5           (0.2)    (44.7)
Interest expense                                                (16.9)                                  3.5     (13.4)
Interest income                                     1.2           0.4       3.8          0.1           (3.5)      2.0
Other income (expense), net                                       0.6       0.1         (0.3)                     0.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (68.5)         (7.8)     17.5          3.3           (0.2)    (55.7)
Provision (benefit) for income taxes              (18.3)         (2.9)      6.6          1.5                    (13.1)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                            (50.2)         (4.9)     10.9          1.8           (0.2)    (42.6)
Equity in earnings of affiliated
  companies, net                                    7.6          12.5       1.2                       (21.3)      0.0
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $(42.6)     $    7.6    $ 12.1       $  1.8      $   (21.5)   $(42.6)
                                                 ======      ========    ======       ======      =========    ======

For The Nine Months
Ended September 30, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   (26.9)  $   31.9    $(11.2)      $  4.9      $   (27.6)   $   (28.9)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.6                    0.1                         0.7
Purchases of property, plant and equipment                       (4.1)     (5.1)        (2.7)                      (11.9)
Acquisitions of product lines                                              (0.6)                                    (0.6)
Other                                                            (3.3)                                              (3.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (6.8)     (5.7)        (2.6)                      (15.1)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Issuance of long-term debt                                      697.4                                              697.4
Reduction of long-term debt                                      (7.5)                  (0.2)                       (7.7)
Decrease in restricted funds                                      0.2                                                0.2
Redemption of common stock                        (1,068.8)                                                     (1,068.8)
Capital contribution                                 417.5                                                         417.5
Dividends paid                                        (7.8)     (25.0)                  (2.6)          27.6         (7.8)
Advances from (to) affiliated companies              685.0     (703.0)     18.0                                      0.0
Other                                                  1.0       (2.6)                                              (1.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                          26.9      (40.5)     18.0         (2.8)          27.6         29.2
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                   (15.4)      1.1         (0.5)                      (14.8)
Cash and cash equivalents at beginning of period                 39.7      (1.5)         6.9                        45.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period       $     0.0   $   24.3    $ (0.4)      $  6.4      $     0.0    $    30.3
                                                 =========   ========    ======       ======      =========    =========

NOTE 9 On September 26, 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. On October 16, 2000, the Company purchased the assets of Windsor Forestry Tools Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. On October 20, 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. The estimated aggregate purchase price of these acquisitions was $39.7 million and the combined sales and operating loss for the last twelve months prior to acquisition were $48.9 million and $0.6 million, respectively. The acquisitions will be accounted for by the purchase method and the net assets and results of operations for Fabtek have been included in the Company's consolidated financial statements for the period ended September 30, 2000. The excess of the purchase price over the fair value of the net assets acquired will be amortized on a straight-line basis over a period consistent with Company policy of between 5 and 40 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and nine months ended September 30, 2000 were $219.2 million and $629.8 million compared to $219.6 million and $587.9 million for the comparable periods of the prior year. Net income for the third quarter and first nine months of 2000 was $3.3 million and $11.6 million compared to net losses of $42.6 million and $24.9 million for the comparable periods of the prior year. Last year's third quarter and first nine months included expenses related to the recapitalization and merger of August 19, 1999 of $72.4 million and $74.6 million, respectively. The 2000 results reflect increases in sales and operating income from both the Outdoor Products segment and the Industrial and Power Equipment segment and a decline in sales and operating income from the Sporting Equipment segment. The Outdoor Products segment reflects good market conditions including the effect of storm damage in Europe, partially offset by the negative impact of the U.S. dollar's strength. The Industrial and Power Equipment segment reflects a somewhat improved market, the effects of plant rationalization actions taken in 1999, and new product introductions. The Sporting Equipment segment was impacted in the third quarter by lower shipments in comparison to the third quarter of 1999, which was somewhat impacted by increased purchasing in anticipation of potential Y2K conditions. Corporate expenses for the first nine months of 1999 include $1.5 million for a donation of art (see Note 2 of Notes to the Condensed Consolidated Financial Statements). Excluding the expenses associated with the recapitalization and merger and donation of art, selling, general and administrative expenses decreased by $2.3 million and $0.1 million during the third quarter and first nine months of 2000 as compared to the same periods in the prior year. The decrease in the third quarter reflects lower selling and administrative expense in the Sporting Equipment segment related to the decrease in volume. Higher interest expense during the three months and nine months ended September 30, 2000, reflects higher long-term debt levels during the current year resulting from the transaction described in Note 1 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company's effective income tax rate was higher in the third quarter and first nine months of 2000 in comparison to comparable periods of 1999 as a result of the donation of art and non-deductible portions of the merger expenses. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Sales for the Outdoor Products segment for the third quarter and first nine months of 2000 were $88.4 million and $272.3 million compared to $82.7 million and $243.2 million during the corresponding periods of 1999. Operating income was $19.9 million for the third quarter and $62.3 million for the first nine months of 2000 compared to $17.9 million and $53.6 million in the comparable periods of the prior year. Sales reflect a significantly higher volume of sales of chain saw components, particularly in Europe and the United States. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                 Nine Months
                                    Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2000     1999    in 2000     2000     1999    in 2000
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 58.1   $ 53.2      9.2%    $173.7   $148.1     17.3%
Lawn mowers and accessories        20.7     20.0      3.5       67.6     65.3      3.5
Other                               9.6      9.5      1.1       31.0     29.8      4.0
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 88.4   $ 82.7      6.9%    $272.3   $243.2     12.0%
---------------------------      ======   ======              ======   ======

The improvement in operating income is primarily due to the higher sales of chain saw components. Operating income for the first nine months of 2000 compared to 1999 was negatively affected by an additional $2.2 million from unfavorable foreign currency.

Sales for the Sporting Equipment segment declined to $90.5 million for the third quarter and $235.7 million for the first nine months of 2000 as compared to $98.5 million and $240.0 million during the same periods last year. This performance reflects lower sales of ammunition which was somewhat impacted by Y2K buying in 1999 and lower competitive selling prices on optical products in 2000 but were offset partially by increased sales to law enforcement and international markets. Operating income decreased to $10.3 million and $26.5 million in the current year's third quarter and first nine months from $13.6 million and $28.7 million for the same periods during the prior year. Operating profit was impacted by lower ammunition volume and lower optics selling prices and reduced other sales which are predominantly accessories products, partially offset by lower selling and administrative expenses. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                 Nine Months
                                    Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2000     1999    in 2000     2000     1999    in 2000
---------------------------      ------   ------  ----------  ------   ------  ----------
Ammunition and related products  $ 66.2   $ 71.6    (7.5)%    $174.7   $176.6    (1.1)%
Sports optical products            11.9     13.3   (10.5)       28.5     30.0    (5.0)
Other                              12.4     13.6    (8.8)       32.5     33.4    (2.7)
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 90.5   $ 98.5    (8.1)%    $235.7   $240.0    (1.8)%
---------------------------      ======   ======              ======   ======

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States), as well as the need to offer discounts in response to extremely aggressive competitive pricing for available sales. Operating results for the Industrial and Power Equipment segment in the third quarter and first nine months of 2000, while improved over the prior year, were still affected by soft market conditions. Dry weather conditions in the Southeastern United States, coupled with an overhang of used equipment in certain dealers' inventories, continue to negatively impact sales of new equipment. Sales of Gear components and rotation bearings were essentially flat for the third quarter and first nine months as increased sales to the utility market were offset by decreases to the construction equipment market. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                 Nine Months
                                    Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2000     1999    in 2000     2000     1999    in 2000
---------------------------      ------   ------  ----------  ------   ------  ----------
Timber harvesting and loading
  equipment                      $ 33.6   $ 31.6      6.3%    $102.1   $ 85.1     20.0%
Gear components and rotation
  bearings                          6.7      6.8     (1.5)      19.7     19.6      0.5
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 40.3   $ 38.4      4.9%    $121.8   $104.7     16.3%
---------------------------      ======   ======              ======   ======

The segment had operating income of $2.4 million for the third quarter and $5.4 million for the first nine months of 2000 as compared to operating losses of $0.7 million and $5.7 million for the comparable periods last year, reflecting somewhat improved market conditions and the associated demand for timber harvesting equipment. During the first half of 2000, in response to weak market conditions, the Company implemented a program of production realignments, temporary plant shutdowns and layoffs, and reduced working hours in this segment to lower costs and match production with demand. During the first nine months of 1999, two manufacturing facilities were closed with production shifted to other Company plants. Costs of approximately $1.0 million and $3.0 million for these closures were incurred in the third quarter and first nine months of 1999.

The Company's total backlog increased to $90.7 million at September 30, 2000, from $85.6 million at December 31, 1999, and declined from $100.8 million at September 30, 1999, as follows (in millions):

                                                       Backlog
                                      ------------------------------------------
                                      September 30,  December 31,  September 30,
                                          2000           1999          1999
------------------------------------  -------------  ------------  -------------
Outdoor Products                         $ 55.3         $ 41.9        $ 41.4
Sporting Equipment                         17.0           17.9          24.9
Industrial and Power Equipment             18.4           25.8          34.5
------------------------------------     ------         ------        ------
                                         $ 90.7         $ 85.6        $100.8
------------------------------------     ======         ======        ======


Financial Condition, Liquidity and Capital Resources

At September 30, 2000, the Company had significant amounts of debt, with interest payments on notes and interest and principal payments under credit facilities representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under credit facilities entered into in conjunction with the recapitalization and merger required payments of principal that commenced on December 31, 1999. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. At September 30, 2000, the Company had $36.6 million outstanding borrowings under its $100.0 million revolving credit facility. Letters of credit issued under the revolving credit facility that reduce the amount available under the facility totaled $7.6 million at September 30, 2000. The revolving credit facility matures August 19, 2004.

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $336.6 million which mature at various dates through 2006. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at September 30, 2000, were $2.5 million compared to $10.5 million on December 31, 1999. Cash used in operating activities was $20.8 million in the first nine months of 2000 compared to a use of $28.9 million for the same period last year The reduction in cash used is due to increased net income of $36.5 million and lower cash usage of $40.3 million for accounts receivables, reflecting new programs for customer equipment purchases and a reduced seasonal buildup in the Sporting Equipment segment due to a decline in third quarter sales from the same period of last year, offset by higher cash usage of $29.2 million for inventories, $14.0 million for accounts payable, and $28.0 million for accrued expenses principally due to the payment of merger expenses. Working capital at September 30, 2000, increased to $233.3 million from $187.5 million at December 31, 1999. Inventories increased by $37.9 million, accounts receivable by $11.3 million, accounts payable decreased by $5.9 million, and accrued expenses decreased by $5.1 million, offset partially by a reduction in cash of $8.0 million. The increases in inventory reflect an increase in the Industrial and Power Equipment segment of $18.6 million related to somewhat improved sales, the effect of long lead times on certain products, and the acquisition of Fabtek and a $15.0 million increase in the Sporting Equipment segment resulting from the normal seasonal buildup in anticipation of fourth quarter sales. The decrease in accounts payable reflects timing of raw material payments relative to seasonal production. The accrued expenses decrease relates to reduction in accrued merger expenses from the fourth quarter of 1999 and the timing of interest payments. The higher accounts receivable principally reflects longer payment terms used as a marketing tool by the Sporting Equipment segment, partially offset by lower receivables in the Outdoor Products segment caused by third-party dealer financing programs offered by Dixon and a decrease for receivables at the Industrial and Power Equipment segment where third quarter sales are historically lower than fourth quarter sales.

Accounts receivable at September 30, 2000, and December 31, 1999, and sales by segment for the third quarter of 2000 compared to the fourth quarter of 1999 were as follows (in millions):

                                       September 30,  December 31,    Increase
                                            2000          1999       (Decrease)
------------------------------------   -------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 56.0        $ 65.6        $ (9.6)
  Sporting Equipment                        101.2          64.8          36.4
  Industrial and Power Equipment             26.1          40.9         (14.8)
------------------------------------       ------        ------        ------
    Total segment receivables              $183.3        $171.3        $ 12.0
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                       September 30,  December 31,    Increase
                                            2000          1999       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                         $ 88.4        $ 84.3        $  4.1
  Sporting Equipment                         90.5          83.8           6.7
  Industrial and Power Equipment             40.3          53.9         (13.6)
------------------------------------       ------        ------        ------
    Total segment sales                    $219.2        $222.0        $ (2.8)
------------------------------------       ======        ======        ======

The Company's Outdoor Product's segment includes Oregon Cutting Systems, Frederick Manufacturing, and Dixon Industries. The higher sales by the Outdoor Products segment and an increased mix of sales to original equipment manufacturers who generally require shorter payment terms, coupled with third-party dealer financing offered by Dixon, resulted in a decrease in that segment's receivables as compared to year end. Because of the seasonal nature of the Sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and market response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment in advance of the fall hunting season. As a result, receivables tend to peak in September and reach their low point in January. At September 30, 2000, extended term receivables were $24.0 million greater than at December 31, 1999. The decrease in receivables within the Industrial and Power Equipment segment are reflective of lower sales in the third quarter of 2000 in comparison to the fourth quarter of 1999.

Cash used for investing activities for the first nine months is $23.6 million. Included in this amount is the acquisition of the assets of Fabtek, a producer of equipment for the timber harvesting industry. Fabtek will expand the product line of the company and enhance the competitive position of the Industrial and Power Equipment segment. Purchases for property, plant and equipment in the current year are $22.4 million and the sale of certain property, plant and equipment, principally the Company's aircraft, is $16.6 million.

The Company has absorbed the increase in working capital and the acquisition of Fabtek through operating cash flows and short-term borrowings under its revolving credit agreement. Cash provided by financing activities for the first nine months of 2000 was $36.4 million, substantially all from the utilization of the revolving credit facility. Given the historically stronger fourth quarter cash flows (in 1999, the fourth quarter operating cash flow was $54.6 million in comparison to $34.3 million in the first nine months, excluding merger expenses), the Company expects the cash flows from operations and amounts borrowed under its revolving credit agreements will be sufficient to cover acquisitions and any additional increases in working capital until market conditions improve in the Industrial and Power Equipment segment and payment terms return to those normally extended. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms. The purchase of Windsor Tools occurred on October 16 and Estate Cartridge on October 20 and will be funded through operating cash flow and amounts under revolving credit agreements.

The Company is substantially leveraged which may adversely affect its operations.

This substantial leverage could have important consequences for the Company, including the following:

1. the ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired or any such financing may not be available on favorable terms;

2. a substantial portion of cash flows available from operations are required to be dedicated to the payment of principal and interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;

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

On December 3, 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101 was originally required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. However, SAB 101A extended the implementation date for certain registrants with fiscal years that begin between December 16, 1999, and March 15, 2000 (including the Company), to report a change in accounting principle no later than their second quarter of the fiscal year beginning after December 15, 1999. SAB 101B further extended the implementation date until the fourth quarter of the fiscal year beginning after December 15, 1999. Management does not expect this accounting bulletin to have a material impact on the Company's financial statements.

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." It addressed certain issues not previously addressed in SFAS No. 125 and is effective for transfers and servicing after March 31, 2001. It is effective for disclosures about securitizations and collateral for the recognition and classification of collateral for fiscal years ending after December 15, 2000. Management is currently reviewing this pronouncement and application to the Company.

Forward Looking Statements

Forward looking statements in this report, as defined by the Private Securities Litigation Reform Law of 1995, including expectations based upon historic patterns or other listed factors involve certain risks and uncertainties that may cause actual results to differ materially from those anticipated as of the date of this report.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant



Date:  November 14, 2000                      /s/ Rodney W. Blankenship
                                        ---------------------------------------
                                                  Rodney W. Blankenship
                                                Senior Vice President and
                                                 Chief Financial Officer