Form 10-K
period 2000-12-31
BLOUNT INTERNATIONAL INC
filed 2001-03-19
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Aggregate market value of voting common stock held by nonaffiliates as of
-------------------------------------------------------------------------
February 1, 2001:  $28,382,359
------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, as of February 1, 2001:  30,795,882 shares
                                                      ----------

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

Portions of proxy statement for the annual meeting of stockholders to be held April 19, 2001, are incorporated by reference in Part III.

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

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 30 original equipment manufacturers ("OEMs"). In 2000, approximately 16% of the sales by the Outdoor Products segment were to one customer. Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, the Company believes that it is able to produce durable, high-quality cutting chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws.

The Outdoor Products segment's businesses are affected to some extent by severe weather. For example, severe weather patterns and events such as hurricanes, tornadoes or ice storms generally result in greater chain saw use and, therefore, stronger sales of saw chain and guide bars.

Oregon's marketing personnel are located throughout the United States and in a number of foreign countries. Oregon manufactures cutting chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil. In October 2000, the Company acquired substantially all of the assets of Windsor Forestry Tools, Inc. from Snap-on Incorporated (see "Business - Acquisitions and Dispositions on page 7). Windsor manufactures cutting chain and guide bars at facilities located in Milan and Dyer, Tennessee.

Oregon's products compete with other cutting chain manufacturers as well as a small number of international chain saw manufacturers, some of whom are also customers. This segment's principal raw material, strip steel, is generally purchased from two vendors, and can be obtained from other sources.

Sales by Oregon accounted for 75% of sales attributable to the Outdoor Products segment in the year ended December 31, 2000.

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

The key element that differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no wider than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the zero turning radius market. The mechanical drive works best on smaller and mid-size units. As the equipment line grows in size of cutting area and horsepower, there is an increased need to offer hydrostat versions of zero turn. Thus, Dixon's latest product additions are in the hydrostatic portion of the product line. In late 1997, Dixon introduced the "Estate Line" featuring mowers that are designed for large, homeowner lawns and are lower priced than commercial hydrostatic units. Models are available in 42-inch, 50-inch and 60-inch sizes. Expanding on the Estate Line, Dixon introduced a low-cost hydro line, IZT (integrated zero turn), in 1998. The IZT is positioned between Dixon's normal hydro and transaxle models geared for the residential user. It features models with cut widths of 42 inches, 50 inches and 60 inches. Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors.

Dixon's competitors include general lawn mower manufacturers such as John Deere and Snapper, as well as zero turning radius lawn mower manufacturers such as Ariens, Simplicity, Toro, MTD, Cadet, and Yardman.

Frederick, located in Kansas City, Missouri, was acquired in January 1997. Frederick is a well-known and highly respected manufacturer that supplies quality Silver Streak brand accessories for lawn mowers and other outdoor products. Frederick fits well into the Company's operations and is provided international sales opportunities through Oregon's worldwide distribution outlets. Frederick's products are sold through dealers and distributors. Frederick competes in a highly fragmented industry where many competitors manufacture replacement products as one part of a larger business.

Sales by Dixon and Frederick in the year ended December 31, 2000, accounted for 24% of sales of the Outdoor Products segment.

SPORTING EQUIPMENT

On November 4, 1997, the Company acquired the Federal Cartridge Company ("Federal"). Federal manufactures and markets shotshell, centerfire and rimfire cartridges, ammunition components and clay targets. These products are distributed throughout the United States through a network of distributors and directly to large retail chains, the U.S. government and federal, state, local and international law enforcement agencies. The Federal acquisition both complemented and significantly expanded the Sporting Equipment segment's product offerings. Shotgun shells, a product not manufactured or sold by the Company prior to this acquisition, represented approximately 22% of Sporting Equipment's sales for 2000. Federal is also a significant producer and marketer of centerfire rifle ammunition, products as to which the Company's market share had been much smaller. Federal markets its products under the brand names of "Premium," "Gold Medal," "American Eagle," "Classic," "BallistiClean" and "Tactical." The acquisition of Federal placed the Company among the leading

United States producers of ammunition products. Ammunition sales accounted for approximately 75% of the Sporting Equipment segment's sales in 2000.

On October 20, 2000 (see "Business - Acquisitions and Dispositions" on page 7), the Company acquired Estate Cartridge Company. Estate assembles and markets shotshell ammunition. These products are primarily distributed in the states of Texas and Louisiana.

The Company's other Sporting Equipment segment operations manufacture small arms ammunition, reloading equipment, primers, gun care products and accessories, and distribute imported sports optical products. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen, law enforcement, and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Redfield scope mounting systems; Outers gun care and trap-shooting products; Ram-Line gun accessories; Weaver scope mounting systems; and Simmons and Weaver optics. The Company believes that it is a market leader in the domestic gun care and ammunition reloading markets with high levels of brand name recognition in each of these areas. The Company believes that the Sporting Equipment segment is also a world leader in the production of industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete. The Sporting Equipment segment distributes its products through multiple channels, including law enforcement agencies, original equipment manufacturers, national and regional retail accounts (including sports super-stores and mass merchants), dealers and distributors.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. New product introductions in 2000 include the RCBS Pro 2000 Loader, Weaver Grandslam scopes and binoculars, and Redfield binoculars. Lead-free ammunition continues to grow rapidly with law enforcement and general consumer groups and recent new products such as Cleanfire and BallistiClean are experiencing strong demand.

Principal raw materials required by this segment include brass, lead, aluminum and powder, which are purchased from several suppliers. The Company manufactures ammunition and powerloads in Lewiston, Idaho; shotshell, ammunition and ammunition components in Anoka, Minnesota; ammunition in Willis, Texas; reloading equipment in Oroville, California; mounts, shooting accessories and gun care equipment in Onalaska, Wisconsin; and clay targets in Richmond, Indiana. The Company imports substantially all its optical products from foreign suppliers and does not rely on long-term agreements, although it does have long-term relationships with some of its suppliers. Optical products are distributed from a warehouse in Thomasville, Georgia.

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

In 2000, approximately 18% of the Sporting Equipment segment's sales were to one customer.

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

The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of truck-mounted, trailer-mounted, stationary-mounted and self-propelled loaders and crawler feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; a line of rubber-tired feller bunchers and related attachments under the Hydro-Ax brand name; and a line of delimbers, slashers and firewood processors under the CTR brand name. The Company is also a leading manufacturer of cut-to-length harvesting equipment including forwarders, harvesters, and harvester heads under the Fabtek brand. The Company acquired the assets of Fabtek, Inc. on September 22, 2000 (see Business - Acquisitions and Dispositions on page 7).

The Company is a competitive force in the gear industry, selling power transmissions and gear components under the Gear Products brand name.

The Company sells its timber harvesting products through a network of approximately 150 dealers in over 300 locations in the United States and currently has an additional 19 offshore dealers, primarily in the timber harvesting regions of South America and Southeast Asia. Gear Products, Inc. sells its products to over 350 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Over 90% of this segment's sales in 2000 were in the United States, primarily in the southeastern and south central states. In 2000, approximately 31% of the sales by the Industrial and Power Equipment segment were to two customers.

The Company places a strong emphasis on the quality, safety, comfort, durability and productivity of its products and on the after-market service provided by its distribution and support network.

The timber harvesting equipment market faces cyclicality due to its reliance on customers in the lumber, pulp, and paper markets. In the past, as pulp prices have dropped and inventory levels have increased, pulp manufacturers postponed purchases of new timber harvesting equipment as their existing machinery provided them sufficient capacity to meet near-term demand.

Competition in markets served by the Industrial and Power Equipment segment is based largely on quality, price, brand recognition and product support. The segment's primary competition in timber harvesting equipment includes Deere and Company, which also markets the Timberjack brand, Caterpillar, which participates in certain market niches, and numerous smaller manufacturers including Barko, Tigercat, Hood, Franklin, Bell, and Morbark. Gear Products' competitors in this fragmented industry include SKF, Avon, Kaydon, Rotec, Fairfield, Auburn, Tulsa Winch, and Braden.

The Company attempts to capitalize on its technological and manufacturing expertise to increase its participation in the market for replacement parts for products which it manufactures and to develop new product applications both within and beyond the timber, material handling, scrap, land clearing and gear industries. The Company is committed to continuing research and development in this segment to respond quickly to increasing mechanization and environmental awareness in the timber harvesting industry.

Gear Products was acquired in 1991 and operates a production facility in Tulsa, Oklahoma. Gear Products is a leading manufacturer of rotational system components for mobile heavy equipment. Its primary products are bearings, winch drives and swing drives used to provide hydraulic power transmission in heavy equipment used in the forestry, construction and utilities industries. Due to extreme wear-and-tear on its products, Gear Products sells its products in the replacement parts market in addition to its sales to OEMs. Gear Products accounted for approximately 17% of the Industrial and Power Equipment segment's sales in 2000.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Menominee, Michigan; Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and Zebulon, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

CAPACITY UTILIZATION

Based on a five-day, three-shift work week, the Outdoor Products, Sporting Equipment, and Industrial and Power Equipment segments utilized approximately 96%, 69%, and 50% of their respective production capacity in the year ended December 31, 2000.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                                        December 31,
                                              ---------------------------------
                                               2000     1999     1998     1997
------------------------------------------    ------   ------   ------   ------
Outdoor Products                              $ 49.0   $ 41.9   $ 30.2   $ 42.0
Sporting Equipment                              14.6     18.0     15.1     19.7
Industrial and Power Equipment                  15.1     25.8     16.0     56.2
------------------------------------------    ------   ------   ------   ------
                                              $ 78.7   $ 85.7   $ 61.3   $117.9
------------------------------------------    ======   ======   ======   ======

The total backlog as of December 31, 2000, is expected to be completed and shipped within twelve months.

ACQUISITIONS AND DISPOSITIONS

On September 22, 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. On October 16, 2000, the Company purchased the assets of Windsor Forestry Tools, Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. On October 20, 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. The estimated aggregate purchase price of these acquisitions was $40.1 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million, respectively. The acquisitions have been accounted for by the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired will be amortized on a straight-line basis over a period of 40 years.

In September 1998, the Company purchased certain operating assets of the Redfield line for approximately $3 million. The operating assets consisted of inventory (primarily rifle scopes, mounting systems and related items), machinery and equipment, trademarks, sales literature and patents.

See Note 4 of Notes to Consolidated Financial Statements on page 33.

EMPLOYEES

At December 31, 2000, the Company employed approximately 5,400 individuals. None of the Company's domestic employees is unionized; the number of foreign employees who belong to unions is not significant. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 7 of Notes to Consolidated Financial Statements on pages 39 and 40.

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

On an ongoing basis, the Company incurs capital and operating costs to comply with environmental laws. We expect to spend approximately $0.7 million in 2001, $0.7 million in 2002, and $1.1 million in 2003 on environmental compliance. Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws and regulations may be greater than these estimated amounts.

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

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. The United States Environmental Protection Agency (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or
(b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other or other third parties, when available. As a result of the Superfund Act, the Company may be required to expend amounts on such remedial investigations and actions which amounts cannot be determined at the present time but may ultimately prove to be significant.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 20 and Note 9 of Notes to Consolidated Financial Statements on pages 41 through 43.

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

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Milan and Dyer, Tennessee; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil, and sales and distribution offices are located in Europe, Japan and Russia. Lawn mowers and related accessories are manufactured at plants in Coffeyville, Kansas and Kansas City, Missouri. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Anoka, Minnesota; Lewiston, Idaho; Oroville, California; Onalaska, Wisconsin; Willis, Texas; and Richmond, Indiana. The Company maintains a warehouse facility in Thomasville, Georgia for distribution of sports optics and hunting accessories. Log loaders, feller bunchers, harvesters, forwarders, and accessories for automated forestry equipment are manufactured at plants in Prentice, Wisconsin; Zebulon, North Carolina; Owatonna, Minnesota; and Menominee, Michigan. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                          Area in Square Feet
                                         ---------------------
                                           Owned       Leased
     -------------------------------     ---------    --------
     Outdoor Products                    1,079,779     256,783
     Sporting Equipment                  1,591,868     149,607
     Industrial and Power Equipment        738,740          --
     Corporate Office                      191,660          --
     -------------------------------     ---------     -------
          Total                          3,602,047     406,390
     -------------------------------     =========     =======

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 7 of Notes to Consolidated Financial Statements on pages 39 and 40.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The following table presents for the Company's last two years, the quarterly high and low prices and cash dividends declared for the Company's common stock. The Company had approximately 7,100 shareholders as of February 1, 2001.

                            Common Stock           Class A Common Stock       Class B Common Stock
                      ------------------------   ------------------------   ------------------------

                       High    Low    Dividend    High    Low    Dividend    High    Low    Dividend
-------------------   ------  ------  --------   ------  ------  --------   ------  ------  --------
Year Ended
December 31, 2000

First quarter         $15.88  $12.00
Second quarter         14.81    7.63
Third quarter          11.25    7.44
Fourth quarter         11.25    7.50

Year Ended
December 31, 1999

First quarter                                    $14.82  $11.94   $.036     $14.00  $11.91   $.034
Second quarter                                    14.38   13.03    .036      14.16   13.63    .034
Third quarter         $14.94  $10.50              14.97   12.75              14.78   13.13
Fourth quarter         17.69   11.44
-------------------   ------  ------   -----     ------  ------   -----     ------  ------   -----

All data has been restated to give effect to the merger and recapitalization described in Note 1 of Notes to Consolidated Financial Statements on pages 27 through 30.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         Twelve Months Ended                   Ten Months
                                                             December 31,                        Ended
Dollar amounts in millions,                ------------------------------------------------   December 31,
except per share data                        2000      1999      1998      1997     1996(1)      1996(1)
-----------------------------------------  --------  --------  --------  --------  --------   ------------
                                                                                  (Unaudited)
                                                                                  -----------
Operating Results:
Sales                                       $ 828.2   $ 809.9   $ 831.9   $ 716.9   $ 649.3        $ 526.7
Operating income from segments                119.0     111.1     132.4     117.9     113.1           91.2
Income (loss) from continuing operations
  before extraordinary loss                    10.8     (21.8)     63.3      59.1      53.8           44.0
Net income (loss)                              10.8     (21.8)     61.3      59.1      55.2           45.4
Earnings per share:
  Basic:
    Income (loss) from continuing
      operations before extraordinary loss     0.35     (0.37)     0.85      0.79      0.70           0.57
    Net income (loss)                          0.35     (0.37)     0.82      0.79      0.72           0.59
  Diluted:
    Income (loss) from continuing
      operations before extraordinary loss     0.35     (0.37)     0.83      0.77      0.69           0.56
    Net income (loss)                          0.35     (0.37)     0.80      0.77      0.71           0.58
-----------------------------------------  --------  --------  --------  --------  --------       --------
End of Period Financial Position:
Total assets                                $ 703.9   $ 688.7   $ 668.8   $ 637.8   $ 533.8        $ 533.8
Working capital                               191.8     187.5     232.2     171.1     166.2          166.2
Property, plant and equipment-gross           428.1     402.7     392.8     376.8     301.9          301.9
Property, plant and equipment-net             177.4     172.3     182.9     188.5     131.7          131.7
Long-term debt                                824.5     809.7     161.6     138.8      84.6           84.6
Total debt                                    833.0     816.2     162.3     140.3      85.8           85.8
Stockholders' equity (deficit)               (312.2)   (321.7)    354.6     316.1     290.8          290.8
Current ratio                              2.3 to 1  2.3 to 1  3.4 to 1  2.3 to 1  2.4 to 1       2.4 to 1
-----------------------------------------  --------  --------  --------  --------  --------       --------
Other Data:
Property, plant and equipment additions(2)  $  39.8   $  18.5   $  21.7   $  78.5   $  21.3        $  18.7
Depreciation and amortization                  32.7      34.0      30.9      25.0      23.3           19.2
Interest expense, net of interest income       98.2      41.1      11.8       7.0       7.5            5.6
Stock price (3):              Common high     15.88     17.69
                              Common low       7.44     10.50
Stock price (3):              Class A high              14.97     17.19     13.44      9.72           9.72
                              Class A low               11.94      9.47      9.41      6.34           7.06
Stock price (3):              Class B high              14.78     16.13     13.50      9.47           9.47
                              Class B low               11.91      9.75      9.38      7.38           7.38
Per common share dividends (3):  Class A                 .072      .143      .131      .114           .114
                                 Class B                 .067      .134      .122      .106           .106
Shares used in earnings per share
  computations (in millions) (3):
    Basic                                      30.8      58.2      74.7      75.3      76.7           76.8
    Diluted                                    30.8      58.2      76.8      77.1      78.2           78.3
Employees (approximate)                       5,400     5,600     5,300     5,700     4,400          4,400
-----------------------------------------  --------  --------  --------  --------  --------       --------
(1)  In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31.  Unaudited financial data for the twelve months ended December 31, 1996 is also presented in the table above.
(2)  Includes property, plant and equipment of acquired companies at date of purchase of $11.3 million,
$0.7 million and $59.8 million in the twelve months ended December 31, 2000, 1999, and 1997.
(3)  Gives effect to merger and recapitalization on August 19, 1999, described in Note 1 of Notes to
Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are to diluted earnings per share.

OPERATING RESULTS

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

Sales for 2000 were $828.2 million compared to $809.9 million for 1999. Operating income from segments for 2000 was $119.0 million compared to $111.1 million for 1999. For 2000, net income was $10.8 million ($.35 per share) compared to 1999 net income of $34.1 million ($.57 per share) before accounting for after-tax merger and recapitalization costs of $53.6 million ($.90 per share) and non-recurring costs of $2.3 million ($.03 per share). Had the merger and recapitalization occurred on January 1, 1999, the net loss for 1999 reflecting the full-year effect would have been $0.6 million ($.02 per share). The 2000 results reflect increased sales and operating income from the Outdoor Products segment, lower sales and higher operating income in the Industrial and Power Equipment segment, and reduced sales and operating income for the Sporting Equipment segment. The improved results in the Outdoor Products segment is indicative of favorable market conditions including the effects of storm damage in Europe, partially offset by the negative impact of the U.S. dollar's strength on overseas sales. The Industrial and Power Equipment segment reflects the effects of plant rationalization actions taken in 1999 and the introduction of new products, partially offset by a downturn in market conditions during 2000. The Sporting Equipment segment was impacted by lower shipments in 2000 compared to 1999 which was in part attributable to increased consumer purchasing patterns late in 1999 in anticipation of Y2K. Corporate expenses in 1999 include $1.5 million for the donation of art (see Note 1 of Notes to Consolidated Financial Statements). Excluding the expenses associated with the recapitalization and merger and the donation of art, selling, general and administrative expenses decreased $2.5 million in 2000 from 1999. The decrease is the result of reduced corporate expenditures related to cost reduction actions and lower incentive compensation expenses, in addition to reduced selling expenses within the Sporting Equipment segment, partially offset by higher expenses within the Outdoor Products segment related to higher sales volumes. Higher interest expense for 2000 reflects higher long-term debt levels during the current year resulting from the transaction highlighted in Note 1 of Notes to Consolidated Financial Statements. The Company's effective tax rate was higher in 2000 in comparison to 1999, primarily the result of the non-deductible portions of the merger and recapitalization expenses. The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales in the Outdoor Products segment for 2000 were $360.7 million compared to $327.6 million in 1999. Operating income was $81.0 million in 2000 compared to $71.8 million in 1999. Sales reflect a significantly higher volume of sales of chain saw components, particularly in Europe and the United Sates, with smaller increases in sales in other product lines as indicated in the table following (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   2000      1999      in 2000
------------------------------------------        ------    ------    ----------
Chain saw components                              $230.8    $201.1       14.8%
Lawn mowers and accessories                         89.6      87.2        2.8
Other                                               40.3      39.3        2.5
------------------------------------------        ------    ------
     Total segment sales                          $360.7    $327.6       10.1%
------------------------------------------        ======    ======

The improvement in operating income was primarily due to the higher sales of chain saw components, partially offset by higher lawn mower manufacturing costs. Operating income in 2000 compared to 1999 was negatively affected by an additional $2.9 million from unfavorable foreign exchange.

Sales for the Sporting Equipment segment declined to $314.3 million in 2000 from $323.7 million in 1999. This performance reflects lower sales of ammunition which was somewhat impacted by Y2K buying in 1999 and lower competitive selling prices on optical products in 2000, partially offset by increased sales to law enforcement and international markets. Sales by the Company's principal product groups were as follows (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   2000      1999      in 2000
------------------------------------------        ------    ------    ----------
Ammunition related products                       $231.6    $234.9       (1.4)%
Sports optical products                             42.8      48.3      (11.4)
Other                                               39.9      40.5       (1.5)
------------------------------------------        ------    ------
     Total segment sales                          $314.3    $323.7       (2.9)%
------------------------------------------        ======    ======

Operating income decreased to $36.9 million in 2000 from $40.4 million in 1999. The decrease is the result of lower ammunition volume and lower optics selling prices, partially offset by lower selling and administrative expenses.

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States), as well as the need to offer discounts in response to extremely aggressive competitive pricing for available sales. Segment sales in 2000 decreased to $153.2 million from $158.6 million as the market for forestry equipment weakened significantly in the second half of the year. Soft market conditions related to low wood prices, paper mill consolidations, higher fuel prices, and unfavorable weather conditions for a majority of the year, coupled with an overhang of used equipment in certain dealers' inventories, continue to impact sales of new equipment. Sales of Gear components and rotation bearings were essentially flat for the year as increased sales to the utility market were offset by decreases to the construction and forestry equipment markets. Sales by the segment's principal product groups were as follows (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   2000      1999      in 2000
------------------------------------------        ------    ------    ----------
Timber harvesting and loading equipment           $127.8    $133.1       (4.0)%
Gear components and rotation bearings               25.4      25.5       (0.4)
------------------------------------------        ------    ------
     Total segment sales                          $153.2    $158.6       (3.4)%
------------------------------------------        ======    ======

Segment operating income was $1.1 million, which compares to an operating loss of $1.1 million in 1999. The improved operating income is primarily due to the inclusion of Fabtek, which was acquired in September 2000, and lower manufacturing costs than 1999 which included $3.0 million related to the closure of two facilities partially offset by the impact of lower unit shipments.
Market conditions were extremely weak in the fourth quarter of 2000 and resulted in a segment operating loss of $4.3 million for the quarter in comparison to an operating profit of $4.7 million in the fourth quarter of 1999. These market dynamics have continued into 2001 and management does not anticipate any significant improvement in the first half of the year. If current market conditions were to continue, it would be unlikely this segment could achieve historical levels of sales and profitability.

The Company's backlog decreased to $78.7 million at December 31, 2000 from $85.7 million at December 31, 1999 as follows (in millions):
                                                                       Increase
                                                                      (Decrease)
                                                   2000      1999      in 2000
------------------------------------------        ------    ------    ----------
Outdoor Products                                  $ 49.0    $ 41.9      $ 7.1
Sporting Equipment                                  14.6      18.0       (3.4)
Industrial and Power Equipment                      15.1      25.8      (10.7)
------------------------------------------        ------    ------      ------
     Total                                        $ 78.7    $ 85.7      $(7.0)
------------------------------------------        ======    ======      ======


TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

Sales for 1999 were $809.9 million compared to $831.9 million for 1998. Operating income from segments for 1999 was $111.1 million compared to $132.4 million for 1998. For 1999, income before extraordinary loss was $34.1 million ($.57 per share) before accounting for after-tax merger and recapitalization costs of $53.6 million ($.90 per share) and non-recurring costs of $2.3 million ($.03 per share). This compares to income before extraordinary loss of $63.3 million ($.83 per share) in 1998. These results reflect a significant reduction in sales and operating income from the Industrial and Power Equipment segment due to adverse market conditions, manufacturing problems at the Prentice facility which adversely impacted productivity and costs associated with the plant consolidation and realignment program, and improved results from the Sporting Equipment segment and Outdoor Products segment. Corporate expenses include a donation of art with a book value of $1.5 million in the first quarter of 1999 (see Note 1 of Notes to Consolidated Financial Statements). Merger and recapitalization expenses of $76.1 million were incurred in 1999 compared to $0.3 million in 1998 (for a summary description of the merger and recapitalization, see Note 1 of Notes to Consolidated Financial Statements). Excluding the expense associated with the donation of art and merger and recapitalization expenses, selling, general and administrative expenses decreased $4.0 million in 1999 compared to 1998. These decreases reflect cost reduction efforts at each segment and the corporate office. Higher interest expense for 1999 reflects higher long-term debt levels during the current year resulting from the transaction described in Note 1 of Notes to Consolidated Financial Statements. The Company's effective income tax rate in 1999 reflects the donation of art and the non-deductible portion of the expenses associated with the merger. The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales of the Outdoor Products segment for 1999 were $327.6 million compared to $315.4 million in 1998. Operating income was $71.8 million in 1999 compared to $68.4 million the prior year. Sales reflect a higher volume of sales of lawn mowers and accessories and from flat to slightly lower sales of other product lines as indicated in the following table (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   1999      1998      in 1999
------------------------------------------        ------    ------    ----------
Chain saw components                              $201.1    $199.7       0.7%
Lawn mowers and accessories                         87.2      75.7      15.2
Other                                               39.3      40.0      (0.2)
------------------------------------------        ------    ------
     Total segment sales                          $327.6    $315.4       3.9%
------------------------------------------        ======    ======

The improvement in operating income is primarily due to the higher sales of lawn mowers and accessories and the positive effect of a favorable exchange rate in Brazil which adds approximately $1.9 million.

Sales for the Sporting Equipment segment were up significantly to $323.7 million in 1999 from $286.7 million in 1998. Operating income improved to $40.4 million in 1999 from $36.1 million in 1998. These results reflect a higher volume for ammunition and related components, sports optics and other products, partially offset by competitive pricing actions required during the last half of the current year in one of this segment's products. Sales by the segment's principal product groups were as follows (in millions):

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

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general. A key indicator of this segment's market is the price of Northern Bleached Softwood Kraft ("pulp") which declined from an average of $598 per metric ton in the fourth quarter of 1998 to an average of $520 per metric ton in 1999 ($460 per metric ton in the first quarter, $500 per metric ton in the second quarter, $533 per metric ton in the third quarter and $587 per metric ton in the fourth quarter), resulting in depressed market conditions characterized by significant sales declines in the Company's most important market (the Southeastern United States) and the need to offer discounts in response to extremely aggressive competition for available sales. Operating results of this segment were adversely affected by these poor market conditions in 1999. Sales by the segment's principal product groups were as follows (in millions):

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, as a result of the merger and recapitalization transactions (see Note 1 of Notes to Consolidated Financial Statements), the Company has significant amounts of debt, with interest payments on the notes and interest and principal payments under the new credit facilities representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal of $3.4 million annually through 2004, $161.7 million in 2005, and $160.5 million in 2006. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. The revolving credit facility has an availability of up to $100.0 million. Letters of credit issued under the revolving credit facility which reduced the amount available under the revolving credit facility were $7.8 million at December 31, 2000. The revolving credit facility will mature August 19, 2004.

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009. See
Note 3 of Notes to Consolidated Financial Statements for the terms and conditions of the senior notes, the senior subordinated notes, and the senior term loans.

The impact on earnings of the continued downturn in the forestry equipment markets raised questions as to whether the Company would meet the covenants for leverage and interest coverage ratios of the Credit Agreement for December 31, 2000 and for subsequent quarters. As a result, the Company sought and received (see Note 12 of Notes to Consolidated Financial Statements) from its lenders an amendment to its credit agreement. As a result of the agreement, the Company is in compliance with all the terms of the credit agreement. In connection with the amendment, the Company's principal shareholder, an affiliate of Lehman Brothers, Inc., invested $20 million in the form of a mezzanine security on March 2, 2001.

Cash balances at December 31, 2000, were $4.8 million compared to $10.5 million at December 31, 1999. Cash provided by operating activities was $29.8 million in 2000 compared to $19.1 million in the prior year. The increase was principally due to increased net income of $32.6 million, partially offset by higher working capital usage of $11.6 million, a higher gain on disposal of property, plant, and equipment of $5.4 million and an increase in deferred taxes of $3.6 million. Working capital increased by $4.3 million to $191.8 million compared to $187.5 million last year. Accounts receivable decreased by $22.9 million, accounts payable decreased by $7.0 million, and inventories increased by $33.7 million. The decline in accounts receivable reflects the significantly lower sales during the fourth quarter as compared to 1999 in the Industrial and Power Equipment segment. The inventory increase reflects $11.1 million from acquisitions and $13.5 million higher inventory within the Industrial Products segment, principally the result of reduced demand for equipment. Accounts payable declined in the fourth quarter from 1999, principally due to reduced production volumes in December from a year ago.

Accounts receivable at December 31, 2000, and December 31, 1999, and sales by segment for the fourth quarter of 2000 compared to the fourth quarter of 1999 were as follows (in millions):

                                          December 31,  December 31,   Increase
                                              2000          1999      (Decrease)
------------------------------------      ------------  ------------  ----------
Accounts Receivable:
  Outdoor Products                           $ 56.8        $ 65.6       $ (8.8)
  Sporting Equipment                           69.9          64.8          5.1
  Industrial and Power Equipment               21.9          40.9        (19.0)
------------------------------------         ------        ------       ------
    Total segment receivables                $148.6        $171.3       $(22.7)
------------------------------------         ======        ======       ======

                                             Three Months Ended
                                          December 31,  December 31,   Increase
                                              2000          1999      (Decrease)
------------------------------------      ------------  ------------  ----------
Sales:
  Outdoor Products                           $ 88.4        $ 84.3       $  4.1
  Sporting Equipment                           78.7          83.8         (5.1)
  Industrial and Power Equipment               31.3          53.9        (22.6)
------------------------------------         ------        ------       ------
    Total segment sales                      $198.4        $222.0       $(23.6)
------------------------------------         ======        ======       ======

The Company's Outdoor Products segment includes Oregon Cutting Systems, Frederick Manufacturing, and Dixon Industries. The higher sales by the Outdoor Products Group and an increased mix of sales to original equipment manufacturers who generally require shorter payment terms, coupled with third-party dealer financing offered by Dixon, resulted in a decrease in that segment's receivables as compared to last year. Because of the seasonal nature of the sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods, and response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment. As a result, receivables tend to peak in September and reach their low point in January. At December 31, 2000, extended term receivables were $25.3 million higher than at December 31, 1999 and are the principal reason for the segment's overall increase in receivables. The decrease in the Industrial and Power Equipment sales revenues for the fourth quarter of the year is the principal reason for the decrease in receivables. In response to market and competitive factors, the segment offers extended terms. At December 31, 2000, there were approximately $2.1 million in receivables with extended terms compared to $11.5 million at December 31, 1999.

Cash used in investing activities in 2000 was $51.7 million. Included in this amount is the acquisition of Fabtek, Windsor Forestry, and Estate Cartridge for $39.1 million. Purchases of property, plant, and equipment for the year were $28.5 million and the sale of certain property, plant, and equipment, principally the Company aircraft, was $17.2 million.

The Company has absorbed the increase in working capital and the acquisition of Fabtek, Windsor, and Estate Cartridge through operating cash flows and short-term borrowings under its revolving credit agreement. Cash flow provided by financing activities for 2000 was $16.2 million, substantially all from the utilization of the revolving credit activity. The Company expects the cash flow from operations and the amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital until market conditions improve in the Industrial and Power Equipment segment and receivable terms return to those normally extended. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms.

Immediately after the merger and recapitalization transaction described in Note 1 of Notes to Consolidated Financial Statements, the Company became substantially leveraged which may adversely affect its operations.

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

MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. The Company manages its exposure to these market risks through its regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading purposes. See Interest Rate Risk and Commodity Price Risk below for discussion of expectations as regards to future use of interest rate and commodity price derivatives.

Interest Rate Risk:
The Company manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, the Company has, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and has entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 2000, no significant derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate long-term debt outstanding at December 31, 2000, by $25.4 million. A hypothetical 10% increase in the interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by approximately $3.6 million in 2001.

Under its Credit Agreement, the Company was required to enter into hedge agreements within 180 days of the borrowing and maintain such hedge agreements in place until the second anniversary of the borrowing, such that at least 33% of the aggregate principal amount of the borrowings are subject to a fixed rate of interest. The Company has in place an interest rate cap at an immaterial cost to comply with this requirement.

Foreign Currency Exchange Risk:
Approximately 40% of Oregon's sales and 59% of its operating costs and expenses were transacted in foreign currencies in 2000. As a result, fluctuations in exchange rates impact the amount of Oregon's reported sales and operating income. Historically, the Company's principal exposures have been related to local currency operating costs and expenses in Canada and local currency sales in Europe (principally France and Germany). During the past three years, the Company has not used derivatives to manage any significant foreign currency exchange risk and, at December 31, 2000, no foreign currency exchange derivatives were outstanding.

Commodity Price Risk:
During 2000, the Company purchased approximately 4.8 million pounds of brass for use in its Sporting Equipment operations. While the Company has in previous years hedged approximately 40% of these purchases and may in future years hedge these purchases if the price trend is such that it could have a material effect on financial condition or results of operations, no futures contracts to manage this price risk were entered into in 2000. Because there are no copper and zinc contracts outstanding at December 31, 2000, an immediate hypothetical 10% decrease in the futures prices of copper and zinc would have no effect on fair value. In addition, a large quantity of other metals (principally lead) were purchased by Sporting Equipment operations in 2000. Derivatives were not used to manage this price risk.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 ("SFAS 133"), as amended in June 2000 by SFAS 138 ("SFAS 138"), "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard requires that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value, resulting in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS 133, as amended by SFAS 138, was effective for the Company beginning January 1, 2001. Certain instruments historically utilized by the Company to hedge raw materials and interest rate risks are required to be marked to market each period under this standard. The adoption of SFAS 133, as amended by SFAS 138, has not had a material impact on the results of operations.

On December 3, 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter of 2000 without any material impact on the Company's financial statements or results from operations.

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." It addressed certain issues not previously addressed in SFAS No. 125 and is effective for transfers and servicing after March 31, 2001. It is effective for disclosures about securitizations and collateral for the recognition and classification of collateral for fiscal years ending after December 15, 2000. The Company does not expect any material impact on the Company's financial statements or results from operations.

FORWARD LOOKING STATEMENTS

Forward looking statements in this report (including without limitation management's "Expectations," "Projections," "Assumptions" or "Estimates" and variants of each), as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" on pages 19 and 20.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Shareholders, Blount International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Atlanta, Georgia
January 26, 2001, except as to Note 12, for which the date is March 2, 2001.

                          MANAGEMENT RESPONSIBILITY

All information contained in the consolidated financial statements of Blount International, Inc. has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards and through an internal audit program administered in conjunction with management. Management believes the system of internal controls has been effective during the Company's most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made by the independent auditors. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

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



JOHN M. PANETTIERE                        HAROLD E. LAYMAN
Chairman of the Board                     President and Chief Operating Officer
and Chief Executive Officer

RODNEY W. BLANKENSHIP
Senior Vice President
and Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

                                                        Twelve Months Ended
                                                            December 31,
(Dollar amounts in millions,                         --------------------------
except per share data)                                2000      1999      1998
------------------------------------------------     ------    ------    ------
Sales                                                $828.2    $809.9    $831.9
Cost of sales                                         581.7     574.3     573.6
------------------------------------------------     ------    ------    ------
Gross profit                                          246.5     235.6     258.3
Selling, general and administrative
expenses                                              137.8     141.8     144.3
Merger expenses                                                  76.1       0.3
------------------------------------------------     ------    ------    ------
Income from operations                                108.7      17.7     113.7
Interest expense                                      (99.7)    (44.8)    (14.3)
Interest income                                         1.5       3.7       2.5
Other income, net                                       6.7       0.8       0.3
------------------------------------------------     ------    ------    ------
Income (loss) before income taxes                      17.2     (22.6)    102.2
Provision (benefit) for income taxes                    6.4      (0.8)     38.9
------------------------------------------------     ------    ------    ------
Income (loss) before extraordinary loss                10.8     (21.8)     63.3
Extraordinary loss on repurchase
of debt, net                                                               (2.0)
------------------------------------------------     ------    ------    ------
Net income (loss)                                    $ 10.8    $(21.8)   $ 61.3
------------------------------------------------     ------    ------    ------
Basic earnings (loss) per share:
  Before extraordinary loss                          $ 0.35    $(0.37)   $ 0.85
  Extraordinary loss                                                       (.03)
------------------------------------------------     ------    ------    ------
  Net income (loss)                                  $ 0.35    $(0.37)   $ 0.82
------------------------------------------------     ------    ------    ------
Diluted earnings (loss) per share:
  Before extraordinary loss                          $ 0.35    $(0.37)   $ 0.83
  Extraordinary loss                                                       (.03)
------------------------------------------------     ------    ------    ------
  Net income (loss)                                  $ 0.35    $(0.37)   $ 0.80
------------------------------------------------     ------    ------    ------
Cash dividends per share:
  Class A                                                      $ .071    $ .143
  Class B                                                        .067      .134
------------------------------------------------     ------    ------    ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                December 31,
(Dollar amounts in millions, except per share data)            2000      1999
-----------------------------------------------------------  --------  --------
Assets
-----------------------------------------------------------  --------  --------
Current assets:
  Cash and cash equivalents                                  $    4.8  $   10.5
  Accounts receivable, net of allowance for
  doubtful accounts of $3.8 and $4.2                            149.0     171.9
  Inventories                                                   150.7     117.0
  Deferred income taxes                                          23.8      21.1
  Other current assets                                            7.1      15.5
-----------------------------------------------------------  --------  --------
    Total current assets                                        335.4     336.0
Property, plant and equipment, net of accumulated
depreciation of $250.7 and $230.4                               177.4     172.3
Cost in excess of net assets of acquired businesses, net        128.3     111.5
Other assets                                                     62.8      68.9
-----------------------------------------------------------  --------  --------
Total Assets                                                 $  703.9  $  688.7
-----------------------------------------------------------  --------  --------
Liabilities and Stockholders' Equity (Deficit)
-----------------------------------------------------------  --------  --------
Current liabilities:
  Notes payable and current maturities of long-term debt     $    8.5  $    6.5
  Accounts payable                                               44.0      51.0
  Accrued expenses                                               91.1      91.0
-----------------------------------------------------------  --------  --------
    Total current liabilities                                   143.6     148.5
Long-term debt, exclusive of current maturities                 824.5     809.7
Deferred income taxes, exclusive of current portion               4.7       8.8
Other liabilities                                                43.3      43.4
-----------------------------------------------------------  --------  --------
    Total liabilities                                         1,016.1   1,010.4
-----------------------------------------------------------  --------  --------
Commitments and Contingent Liabilities
-----------------------------------------------------------  --------  --------
Stockholders' equity (deficit):
Common stock: par value $.01 per share, 100,000,000 shares
  authorized, 30,795,882 outstanding                              0.3       0.3
Capital in excess of par value of stock                         417.3     417.3
Accumulated deficit                                            (737.1)   (747.9)
Accumulated other comprehensive income                            7.3       8.6
-----------------------------------------------------------  --------  --------
    Total stockholders' deficit                                (312.2)   (321.7)
-----------------------------------------------------------  --------  --------
Total Liabilities and Stockholders' Equity (Deficit)         $  703.9  $  688.7
-----------------------------------------------------------  --------  --------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                               Twelve Months Ended
                                                                  December 31,
                                                         -------------------------------
(Dollar amounts in millions)                               2000       1999       1998
------------------------------------------------------   ---------  ---------  ---------
Cash flows from operating activities:
Net income (loss)                                        $    10.8  $   (21.8) $    61.3
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Extraordinary loss                                                                 2.0
  Depreciation, amortization and other noncash charges        32.7       34.0       30.9
  Deferred income taxes                                       (6.8)      (3.2)      (2.3)
  Gain on disposals of property, plant and equipment          (5.9)      (0.5)
  Changes in assets and liabilities, net
  of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                25.8      (39.6)       3.4
    (Increase) decrease in inventories                       (22.6)       4.0       13.3
    (Increase) decrease in other assets                        9.3       (2.8)
    Increase (decrease) in accounts payable                   (8.9)      20.6      (12.8)
    Increase (decrease) in accrued expenses                   (2.4)      30.3       (7.3)
    Increase (decrease) in other liabilities                  (2.2)      (1.9)       0.4
------------------------------------------------------   ---------  ---------  ---------
  Net cash provided by operating activities                   29.8       19.1       88.9
------------------------------------------------------   ---------  ---------  ---------
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment          17.2        0.8        1.3
Purchases of property, plant and equipment                   (28.5)     (17.5)     (21.1)
Acquisitions of businesses                                   (40.4)      (1.4)     (17.4)
Other                                                                    (3.3)
------------------------------------------------------   ---------  ---------  ---------
  Net cash used in investing activities                      (51.7)     (21.4)     (37.2)
------------------------------------------------------   ---------  ---------  ---------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings              2.0        3.0       (0.4)
Issuance of long-term debt                                    18.1      696.9      149.4
Reduction of long-term debt                                   (3.5)     (74.6)    (137.5)
Decrease in restricted funds                                              3.5        0.5
Dividends paid                                                           (7.8)     (10.5)
Redemption of common stock                                           (1,068.8)
Capital contribution                                                    417.5
Purchase of treasury stock                                                         (18.1)
Other                                                         (0.4)      (2.0)       5.2
------------------------------------------------------   ---------  ---------  ---------
  Net cash provided by (used in) financing activities         16.2      (32.3)     (11.4)
------------------------------------------------------   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents          (5.7)     (34.6)      40.3
------------------------------------------------------   ---------  ---------  ---------
Cash and cash equivalents at beginning of period              10.5       45.1        4.8
------------------------------------------------------   ---------  ---------  ---------
Cash and cash equivalents at end of period               $     4.8  $    10.5  $    45.1
------------------------------------------------------   ---------  ---------  ---------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                                   Accumulated
                                                        Common Stock         Capital   Retained      Other
(Dollar amounts in millions,                      ------------------------  In Excess  Earnings   Comprehensive  Treasury
shares in thousands)                              Common  Class A  Class B    of Par   (Deficit)     Income       Stock      Total
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1997                                  $ 0.3    $ 0.1     $ 37.7   $  300.3          $ 7.0   $ (29.3)  $ 316.1
Net income                                                                                  61.3                               61.3
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                   0.5                 0.5
  Unrealized gains on securities, net of
    gains of $0.2 reclassified to net income                                                                0.6                 0.6
  Minimum pension liability adjustment                                                                     (0.5)               (0.5)
                                                                                                                            -------
        Comprehensive income                                                                                                   61.9
Dividends                                                                                  (10.5)                             (10.5)
Conversion of Class B to Class A
  common stock (282 shares)
Purchase of treasury stock (1,410 Class A shares)                                                                   (18.0)    (18.0)
Other (630 Class A shares, 612 treasury)
  - principally stock options exercised                                           1.0       (2.2)                     6.3       5.1
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1998                                    0.3      0.1       38.7      348.9            7.6     (41.0)    354.6
Net income (loss)                                                                          (21.8)                             (21.8)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                  (0.5)               (0.5)
  Unrealized gains on securities                                                                            1.0                 1.0
  Minimum pension liability adjustment                                                                      0.5                 0.5
                                                                                                                            -------
        Comprehensive income (loss)                                                                                           (20.8)
Redemption of common stock, 48,475 shares
  of Class A and 22,776 shares of Class B                    (0.3)    (0.1)             (1,068.4)                          (1,068.8)
Capital Contributions (27,833 shares)              $ 0.2                        417.3                                         417.5
Exchange of Class A for 2,963 shares of Common       0.1                                                                        0.1
Conversion of Class B to Class A (183 shares)
Retire treasury stock (3,605 Class A)                                           (38.8)      (1.1)                    39.9
Dividends                                                                                   (5.2)                              (5.2)
Other - principally stock options exercised                                       0.1       (0.3)                     1.1       0.9
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1999                           0.3                        417.3     (747.9)           8.6              (321.7)
Net income (loss)                                                                           10.8                               10.8
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                  (0.8)               (0.8)
  Unrealized losses                                                                                        (0.5)               (0.5)
                                                                                                                            -------
        Comprehensive income                                                                                                    9.5
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 2000                         $ 0.3                       $417.3   $ (737.1)         $ 7.3             $(312.2)
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------

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

Merger and Recapitalization:
On August 19, 1999, Blount International, Inc., a Delaware corporation, merged with Red Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P. ("Lehman"). The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 18, 1999. Lehman is a $2.0 billion institutional merchant banking fund focused on investments in established operating companies. This transaction was accounted for as a recapitalization under generally accepted accounting principles. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the transaction.

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

The merger was financed by the equity contribution of $417.5 million, senior term loans of $400 million and senior subordinated notes of $325 million issued by Blount, Inc., a wholly-owned subsidiary of Blount International, Inc. The new credit facilities have an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan (none of which was outstanding at December 31, 2000) and a $340.0 million Tranche B Term Loan ($335.8 million of which was outstanding at December 31, 2000), and a $100.0 million revolving credit facility ($18.1 million of which was outstanding at December 31, 2000). See Note 3.

Reclassifications:
Certain amounts in 1998 and notes to consolidated financial statements have been reclassified to conform with the 1999 and 2000 presentation.

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

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 15 years; furniture, fixtures and office equipment - 3 years to 15 years; and transportation equipment - 3 years to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $23.2 million, $27.3 million, and $25.9 million in 2000, 1999, and 1998, respectively.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three reporting periods ended December 31, 2000.

Cost in excess of net assets of acquired businesses:
The excess cost is amortized by the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization was $42.3 million and $38.3 million as of December 31, 2000 and 1999.

Impaired Assets:
The company reviews the carrying values of long-lived assets, identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the fair value of the asset, generally based on discounted estimated future cash flows, is less than the carrying value of the asset. An impairment loss for assets to be disposed of is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to general and product liability through retentions or deductibles under its insurance programs and for workers' compensation and vehicle liability losses. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments to pretax income were not material in 2000, 1999, and 1998.

Derivative financial instruments:
The Company did not enter into any copper or zinc purchases in the fiscal years ended December 31, 2000 and 1999. In prior years, the Company entered into such contracts to hedge a portion of the anticipated brass purchases that the Company expects to carry out in the normal course of business. Any gain or loss on futures contracts accounted for as a hedge which are closed before the date of the anticipated transaction is deferred until completion of the transaction. Deferred gains or losses are amortized over the transaction period. On January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." The adoption has not had a material impact on the results of operations.

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

Revenue recognition:
The Company's policy is to record sales when title is passed, which is generally when orders are shipped. The Company adopted SAB 101, "Revenue Recognition in Financial Statements," in the fourth quarter of 2000 without any material impact on the Company's financial statements or results from operations.

Shipping and Handling Costs:
The Company incurs expenses for the delivery of incoming goods and services and the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed and cost of goods sold if incurred by the Company in the financial statements in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force's Issue (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs."

Sales Incentives:
The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product, and advertising allowances. The cost of such expenses are recorded at the time of sale and revenue recognition and are recorded to sales and marketing expense in accordance with EITF 00-14, "Accounting for Certain Sales Incentives."

Advertising:
Advertising costs are expensed as incurred except for cooperative advertising which is accrued over the period the revenues are recognized and sales materials such as brochures and catalogs which are accounted for as prepaid supplies and expensed over the period used. Advertising costs were $12.4 million, $11.7 million, and $13.5 million for 2000, 1999, and 1998, respectively.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $8.8 million, $7.2 million, and $7.4 million for 2000, 1999, and 1998, respectively.

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


NOTE 2:
INCOME TAXES

The provision (benefit) for income taxes attributable to income (loss) before extraordinary loss is as follows:
                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
(Dollar amounts in millions)                            2000     1999     1998
------------------------------------------------       ------   ------   ------
Current provision (benefit):
   Federal                                             $  5.7   $ (1.8)  $ 33.3
   State                                                  1.0      1.1      4.3
   Foreign                                                6.0      5.0      4.2
Deferred provision (benefit):
   Federal                                               (7.0)    (5.0)    (2.4)
   State                                                 (0.4)    (0.5)    (0.1)
   Foreign                                                1.1      0.4     (0.4)
------------------------------------------------       ------   ------   ------
                                                       $  6.4   $ (0.8)  $ 38.9
------------------------------------------------       ------   ------   ------

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before extraordinary loss and income taxes is as follows:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
(Dollar amounts in millions)                            2000     1999     1998
------------------------------------------------       ------   ------   ------
Income (loss) before income taxes:
   Domestic                                            $  1.6   $(31.9)  $ 91.5
   Foreign                                               15.6      9.3     10.7
------------------------------------------------       ------   ------   ------
                                                       $ 17.2   $(22.6)  $102.2
------------------------------------------------       ------   ------   ------
                                                            %        %        %
Statutory tax rate                                       35.0    (35.0)    35.0
Impact of earnings of foreign operations                  2.5      8.3
State income taxes, net of federal tax benefit            1.7      0.6      2.6
Merger expenses                                                   25.3
Contributions                                                     (3.2)    (0.4)
Permanent differences                                     8.2      5.5      1.6
Other items, net                                        (10.4)    (5.3)    (0.7)
------------------------------------------------       ------   ------   ------
Effective income tax rate                                37.0     (3.8)    38.1
------------------------------------------------       ------   ------   ------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 2000 and 1999, deferred income tax assets were $48.2 million and $39.5 million and deferred income tax liabilities were $29.2 million and $27.2 million. Deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2000 and 1999, are as follows:

(Dollar amounts in millions)                                     2000     1999
------------------------------------------------------------    ------   ------
Property, plant and equipment basis differences                 $(15.9)  $(16.9)
Employee benefits                                                 22.3     21.4
Other accrued expenses                                            22.9     16.3
Other - net                                                      (10.3)    (8.5)
------------------------------------------------------------    ------   ------
                                                                $ 19.0   $ 12.3
------------------------------------------------------------    ------   ------

Deferred income taxes of approximately $1.2 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $18.2 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1993 fiscal year with no material adverse effect. The periods from fiscal 1994 through 2000 are still open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 2000 and 1999, consists of the following:

(Dollar amounts in millions)                                     2000     1999
------------------------------------------------------------    ------   ------
13% Senior subordinated notes, maturing on
  August 1, 2009                                                $325.0   $325.0
7% Senior notes (net of discount), maturing on
  June 15, 2005                                                  149.0    148.8
Tranche B senior term loans, maturing at various dates
  through June 30, 2006, interest rate varies with libor,
  prime or CD rate depending upon borrowing option selected      335.8    339.2
$100 million revolving credit agreement maturing
  August 19, 2004, interest rate varies with libor, prime
  or CD rate depending upon borrowing option selected             18.1
Lease purchase obligations, interest at varying
  rates, payable in installments to 2003                           0.1      0.2
------------------------------------------------------------    ------   ------
                                                                 828.0    813.2
Less current maturities                                           (3.5)    (3.5)
------------------------------------------------------------    ------   ------
                                                                $824.5   $809.7
------------------------------------------------------------    ======   ======

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                 Capital Leases
                                              ---------------------     Total
(Dollar amounts in millions)        Debt      Principal    Interest    Payments
-------------------------------    ------     ---------    --------    --------
2001                               $  3.4       $ 0.1                   $  3.5
2002                                  3.4                                  3.4
2003                                  3.4                                  3.4
2004                                 21.5                                 21.5
2005                                310.7                                310.7
2006 and beyond                     485.5                                485.5
-------------------------------    ------       -----       -----       ------
                                   $827.9       $ 0.1       $ 0.0       $828.0
-------------------------------    ------       -----       -----       ------

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

In August 1999, Blount, Inc., a wholly-owned subsidiary of Blount International, Inc., issued senior subordinated notes (the "senior subordinated notes") with an interest rate of 13% in the principal amount of $325 million. The senior subordinated notes provide for a premium for the redemption of an aggregate of 35% of the senior subordinated notes until August 1, 2002, and for redemption at a premium of all or part of the senior subordinated notes after August 1, 2004, until August 1, 2007, when the senior subordinated notes are redeemable at par. Blount, Inc. also entered into new credit facilities with an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan (which has been paid in full) and a $340.0 million Tranche B Term Loan ($335.8 million of which was outstanding at December 31, 2000), and a $100.0 million revolving credit facility ($18.1 million of which was outstanding at December 31, 2000). In connection with the $325 million senior subordinated notes, the Company filed a registration statement on Form S-4 on July 15, 1999. The Tranche B Term Loan has quarterly repayments of $850,000 beginning on December 31, 1999, until June 30, 2005, and then increasing to $80,000,000 on September 30, 2005, until March 31, 2006, with a final payment of $80,450,000 on the maturity date, June 30, 2006. The Tranche B borrowings can be repaid, in whole or in part, at anytime; however, there is a prepayment premium until August 19, 2001. The Company and all of the Company's domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the debt issued to finance the merger. In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral. Blount, Inc.'s obligations and its domestic subsidiaries' guarantee obligations under the new credit facilities are collateralized by a first priority security interest in substantially all of their respective assets. The Company's guarantee obligations in respect of the new credit facilities are collateralized by a pledge of all of Blount, Inc.'s capital stock. The 7.0% senior notes share equally and ratably in certain of the collateral securing the new credit facilities. The Company was required to enter into hedge agreements within 180 days of the Tranche B borrowing and maintain such hedge agreements in place until the second anniversary of the Tranche B borrowing such that at least 33% of the aggregate principal amount of the Tranche B borrowing is subject to a fixed rate of interest. The Company has in place an interest rate cap at an immaterial cost to comply with this requirement.

In August 1999, the Company replaced its $150 million revolving credit agreement expiring April 1, 2002, with a new $100 million revolving credit agreement expiring on August 19, 2004. At December 31, 2000, $18.1 million was outstanding under the new $100 million revolving credit agreement. The $100 million revolving credit agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of total debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the agreement. The revolving credit agreement and the term loan facilities contain covenants relating to indebtedness, liens, mergers, consolidations, disposals of property, payment of dividends, capital expenditures, investments, optional payments and modifications of the agreements, transactions with affiliates, sales and leasebacks, changes in fiscal periods, negative pledges, subsidiary distributions, lines of business, hedge agreements, and activities of the Company and requires the Company to maintain certain leverage and interest coverage ratios. In January 2001, the Company amended the credit agreement in part to avoid a possible default under the leverage and interest coverage ratios of the credit facilities. See Note 12 of Notes to Consolidated Financial Statements on page 53.

The weighted average interest rate on outstanding foreign short-term borrowings on December 31, 2000 and 1999 was 7.23% and 7.31%.


NOTE 4:
ACQUISITIONS AND DISPOSALS

The following acquisitions have been accounted for by the purchase method, and the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of between 5 and 40 years.

On September 26, 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. On October 16, 2000, the Company purchased the assets of Windsor Forestry Tools, Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. On October 20, 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. The estimated aggregate purchase price of these acquisitions was $40.1 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million. The cost in excess of net assets acquired was approximately $20.8 million and will be amortized over a period of 40 years.

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

The number of shares used in the denominators of the basic and diluted earnings
(loss) per share computations were as follows (in thousands):

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
                                                        2000     1999     1998
------------------------------------------------       ------   ------   ------
Shares for basic earnings (loss) per share
  computation - weighted average
  common shares outstanding                            30,796   58,185   74,744
Dilutive effect of stock options                                          2,044
------------------------------------------------       ------   ------   ------
Shares for diluted earnings (loss) per
  share computation                                    30,796   58,185   76,788
------------------------------------------------       ------   ------   ------

No adjustment was required to reported income amounts for inclusion in the numerators of the earnings (loss) per share computations.

Prior to the merger and recapitalization described in Note 1, the Company had granted options to purchase its Class A common stock to certain officers and key employees under four fixed stock option plans. Under these plans, options could be granted up to 13,500,000 shares. Each plan provided for the granting of options with an option price per share not less than the fair market value of one share of Class A common stock on the date of grant. The options granted were exercisable for a period of up to ten years under each plan and vested in installments over periods determined by the Compensation and Management Development Committee of the Board of Directors. Options to purchase 1,121,200 shares were granted during the first quarter of 1999 under the 1998 Blount Long-Term Executive Stock Option Plan. As a result of the merger described in Note 1, all outstanding options were canceled through a payment associated with the merger. During 1999 and 2000, the Company's Board of Directors adopted new stock option plans under which options, either incentive stock options or nonqualified stock options, to purchase the Company's common stock may be granted to employees, directors, and other persons who perform services for the Company. The number of shares which may be issued under these plans may not exceed 5,875,000 shares. The option price per share for incentive stock options may not be less than 100% of the average closing sale price for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a nonqualified stock option shall be established on the date of grant and may be less than the fair market value of one share of common stock on the date of grant. In 1999, options were granted to purchase 2,301,320 shares at the price of $15 per share. In 2000, options were granted to purchase 120,000 shares at an average price of $11.52 per share. As of December 31, 2000 and 1999, there were options for 3,603,680 shares and 623,680 shares available for grant.

A summary of the status of the Company's fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the periods ending on those dates is presented below:

                                                       Twelve Months
                                                     Ended December 31,
                         --------------------------------------------------------------------------
                                  2000                      1999                      1998
                         ----------------------    ----------------------    ----------------------
                                      Weighted-                 Weighted-                 Weighted-
                                       Average                   Average                   Average
                           Shares     Exercise       Shares     Exercise       Shares     Exercise
                         (in 000's)     Price      (in 000's)     Price      (in 000's)     Price
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
beginning of period           2,251      $15.00         7,288      $ 8.19         6,932      $ 7.40
   Granted                      120       11.52         3,422       14.27         1,196       12.58
   Exercised                                             (100)       8.81          (612)       6.85
   Forfeited                   (100)      15.00          (106)      13.15          (228)      10.73
   Canceled                                            (8,253)      (8.78)
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
end of period                 2,271      $14.82         2,251      $15.00         7,288      $ 8.19
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Options exercisable
at end of period                289                         0                     3,896
--------------------     ----------                ----------                ----------

Options outstanding at December 31, 2000, have an exercise price of $14.82 per share, vest over three to six years and have a remaining contractual life of approximately 8.7 years.

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

                                                         Twelve Months Ended
                                                             December 31,
(Dollar amounts in millions,                           ------------------------
except per share data)                                  2000     1999     1998
------------------------------------------------       ------   ------   ------
Net income (loss):
   As reported                                         $ 10.8   $(21.8)  $ 61.3
   Pro forma                                              8.8      4.1     58.1
Earnings (loss) per share:
   As reported:
     Basic                                               0.35    (0.37)    0.82
     Diluted                                             0.35    (0.37)    0.80
   Pro forma:
     Basic                                               0.28     0.07     0.78
     Diluted                                             0.28     0.07     0.76
------------------------------------------------       ------   ------   ------

For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
                                                        2000     1999     1998
------------------------------------------------       ------   ------   ------
Estimated lives of plan options                       6 years  6 years  6 years
Risk-free interest rates                                 6.3%     5.8%     5.5%
Expected volatility                                     33.0%    30.0%    23.0%
Dividend yield                                           0.0%     0.5%     1.5%
------------------------------------------------       ------   ------   ------

The weighted average estimated fair value of options granted during 2000, 1999, and 1998 was $4.92, $5.47, and $3.67, respectively.

On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a mezzanine security with warrants to acquire 1,000,000 shares of Blount common stock that are exercisable immediately at $0.01 a share. See Note 12 of Notes to Consolidated Financial Statements on page 53.

NOTE 6:
PENSION AND POSTRETIREMENT BENEFIT PLANS

The changes in the benefit obligations, changes in plan assets, and funded status of the Company's defined benefit pension plans and other postretirement medical and life benefit plans for the periods ended December 31, 2000 and 1999, were as follows:

                                                                             Other
                                                         Pension         Postretirement
                                                         Benefits           Benefits
FUNDED PLANS                                         ----------------   ----------------
(Dollar amounts in millions)                          2000      1999     2000      1999
------------------------------------------------     ------    ------   ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period           $(127.6)  $(126.4)  $ (1.9)   $ (2.4)
Service cost                                           (5.9)     (6.6)
Interest cost                                          (9.9)     (8.9)    (0.2)     (0.2)
Plan participants' contributions                                          (0.2)     (0.1)
Actuarial gains (losses)                               (0.7)     10.5     (1.3)      0.3
Benefits and plan expenses paid                         4.6       3.8      0.5       0.5

------------------------------------------------    -------   -------   ------    ------
Benefit obligation at end of period                  (139.5)   (127.6)    (3.1)     (1.9)
------------------------------------------------    -------   -------   ------    ------

Change in Plan Assets:
Fair value of plan assets at beginning of period      138.3     121.7      1.9       1.9
Actual return on plan assets                           (3.9)     19.5      0.2       0.4
Company contributions                                   1.2       0.9
Plan participants' contributions                                           0.2       0.1
Benefits and plan expenses paid                        (4.6)     (3.8)    (0.5)     (0.5)
------------------------------------------------    -------   -------   ------    ------
Fair value of plan assets at end of period            131.0     138.3      1.8       1.9
------------------------------------------------    -------   -------   ------    ------
Funded status                                          (8.5)     10.7
Unrecognized actuarial (gains) losses                   5.2     (12.5)
Unrecognized transition asset                          (0.3)     (0.5)
Unrecognized prior service cost                        (0.3)     (0.2)
------------------------------------------------    -------   -------   ------    ------
Net amount recognized                               $  (3.9)  $  (2.5)  $  0.0    $  0.0
------------------------------------------------    -------   -------   ------    ------

Net amount recognized:
Prepaid benefits                                    $   3.5   $   2.1
Accrued benefits                                       (7.4)     (4.6)
------------------------------------------------    -------   -------   ------    ------
                                                    $  (3.9)  $  (2.5)  $  0.0    $  0.0
------------------------------------------------    -------   -------   ------    ------

                                                                             Other
                                                         Pension         Postretirement
                                                         Benefits           Benefits
OTHER PLANS                                          ----------------   ----------------
(Dollar amounts in millions)                          2000      1999     2000      1999
------------------------------------------------     ------    ------   ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period            $(13.5)   $(13.8)  $(15.8)   $(17.4)
Service cost                                           (0.8)     (0.9)    (0.4)     (0.4)
Interest cost                                          (0.9)     (0.9)    (1.4)     (1.2)
Plan participants' contributions                                          (0.8)     (0.6)
Actuarial gains (losses)                                1.5       0.7     (3.6)      2.3
Benefits and plan expenses paid                         1.1       1.4      2.4       1.5
------------------------------------------------     ------    ------   ------    ------
Benefit obligation at end of period                   (12.6)    (13.5)   (19.6)    (15.8)
Unrecognized actuarial (gains) losses                   0.4       1.7      0.5      (3.0)
Unrecognized transition obligation                                0.1
Unrecognized prior service cost                         3.0       4.0      0.1       0.1
------------------------------------------------     ------    ------   ------    ------
Net amount recognized                                $ (9.2)   $ (7.7)  $(19.0)   $(18.7)
------------------------------------------------     ------    ------   ------    ------

Net amount recognized:
Accrued benefits                                     $(11.4)   $(11.1)  $(19.0)   $(18.7)
Intangible asset                                        2.2       3.4
Accumulated other comprehensive income
----------------------------------------             ------    ------   ------    ------
                                                     $ (9.2)   $ (7.7)  $(19.0)   $(18.7)
----------------------------------------             ------    ------   ------    ------

The accumulated pension benefit obligation of supplemental non-qualified defined benefit pension plans was $10.5 million and $11.1 million at December 31, 2000 and 1999, respectively. Two Rabbi Trusts, whose assets are not included in the table above, have been established to fund part of these non-qualified benefits.

These two Rabbi Trusts required the funding of certain executive benefits upon a change in control or threatened change in control such as the merger and recapitalization described in Note 1 of Notes to Consolidated Financial Statements. At December 31, 2000 and 1999, approximately $21.5 million and $22.9 million, respectively, were held in these trusts and is included in "Other assets" in the Consolidated Balance Sheet.

The components of net periodic benefit cost and the weighted average assumptions used in accounting for pension and other postretirement benefits follow:

                                                         Pension Benefits           Other Postretirement Benefits
                                                  ------------------------------    ------------------------------
                                                       Twelve Months Ended               Twelve Months Ended
                                                           December 31,                      December 31,
                                                  ------------------------------    ------------------------------
(Dollar amounts in millions)                        2000       1999       1998        2000       1999       1998
-------------------------------------------       --------   --------   --------    --------   --------   --------
Components of net periodic benefit cost:
Service cost                                       $  6.7     $  7.5     $  6.7      $  0.4     $  0.4     $  0.4
Interest cost                                        10.8        9.8        9.0         1.6        1.3        1.4
Expected return on plan assets                      (12.3)     (10.8)      (9.7)       (0.1)      (0.1)      (0.2)
Amortization of actuarial (gains) losses             (0.2)      (0.2)       0.1         0.1                  (0.1)
Amortization of transition asset                     (0.1)      (0.1)      (0.1)
Amortization of prior service cost                    1.0        1.0        0.4
                                                   ------     ------     ------      ------     ------     ------
                                                   $  5.9     $  7.2     $  6.4      $  2.0     $  1.6     $  1.5
                                                   ------     ------     ------      ------     ------     ------
Weighted average assumptions:
Discount rate                                        7.4%       7.4%       7.0%        7.5%       7.5%       7.0%
Expected return on plan assets                       8.9%       8.9%       8.9%        9.0%       9.0%       9.0%
Rate of compensation increase                        4.0%       4.0%       3.8%
-------------------------------------------        ------     ------     ------      ------     ------     ------

A 5% annual rate of increase in the cost of health care benefits was assumed for 2000; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years, and then decrease to the ultimate trend rate of 3%. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollar amounts in millions)                          1% Increase   1% Decrease
------------------------------------------------      -----------   -----------
Effect on service and interest cost components           $  0.1        $  0.1
Effect on other postretirement benefit obligations          1.2           1.0
------------------------------------------------      -----------   -----------


The Company sponsors a defined contribution 401(k) plan and matches a portion of employee contributions. The expense was $4.7 million, $4.9 million, and $4.9 million in 2000, 1999, and 1998.


NOTE 7:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in 1 to 8 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are as follows (in millions): 2001-- $3.0; 2002--$2.2; 2003--$1.3; 2004--$0.8; 2005--$0.5; and 2006 and beyond--$0.6.
Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $3.9 million, $4.0 million, and $4.6 million for 2000, 1999, and 1998, respectively.

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP") for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should result in the Company being classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. Based on results of the RI/FS, WDOE has issued a new administrative Unilateral Enforcement Order to all PLPs to perform several years of cleanup action at the Site. The Company is unable to determine, at this time, the level of cleanup demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

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


NOTE 8:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 9). At December 31, 2000, approximately 77% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, and chain saw and other original equipment manufacturers, and are normally not collateralized. The Company has an arrangement through a third-party financing company where Dixon and Industrial Power Equipment customers can finance purchases of equipment with minimal recourse to the Company.

The estimated fair values of certain financial instruments at December 31, 2000 and 1999, are as follows:

                                             2000                  1999
                                     --------------------  --------------------
                                     Carrying     Fair     Carrying     Fair
(Dollar amounts in millions)          Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments        $   4.8    $   4.8    $  10.5    $  10.5
Other assets (restricted trust
  funds and notes receivable)             23.2       23.1       25.2       25.0
Notes payable and long-term debt
  (see Note 3)                          (833.0)    (725.9)    (816.2)    (815.3)
----------------------------------     -------    -------    -------    -------

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

Information on Segments:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2000      1999      1998
------------------------------------------------     ------    ------    ------
Sales:
   Outdoor products                                  $360.7    $327.6    $315.4
   Sporting equipment                                 314.3     323.7     286.7
   Industrial and power equipment                     153.2     158.6     229.8
------------------------------------------------     ------    ------    ------
                                                     $828.2    $809.9    $831.9
------------------------------------------------     ------    ------    ------
Operating income (loss):
   Outdoor products                                  $ 81.0    $ 71.8    $ 68.4
   Sporting equipment                                  36.9      40.4      36.1
   Industrial and power equipment                       1.1      (1.1)     27.9
------------------------------------------------     ------    ------    ------
   Operating income from segments                     119.0     111.1     132.4
Corporate office expenses                             (10.3)    (17.3)    (18.4)
Merger expenses                                                 (76.1)     (0.3)
------------------------------------------------     ------    ------    ------
Income from operations                                108.7      17.7     113.7
Interest expense                                      (99.7)    (44.8)    (14.3)
Interest income                                         1.5       3.7       2.5
Other income, net                                       6.7       0.8       0.3
------------------------------------------------     ------    ------    ------
Income (loss) before income taxes                    $ 17.2    $(22.6)   $102.2
------------------------------------------------     ------    ------    ------


Identifiable assets:
   Outdoor products                                  $224.7    $210.6    $209.1
   Sporting equipment                                 260.0     246.2     226.8
   Industrial and power equipment                     117.5     109.2     107.1
   Corporate office                                   101.7     122.7     125.8
------------------------------------------------     ------    ------    ------
                                                     $703.9    $688.7    $668.8
------------------------------------------------     ------    ------    ------
Depreciation and amortization:
   Outdoor products                                  $ 10.8    $ 13.9    $ 13.6
   Sporting equipment                                  11.5      11.1      10.7
   Industrial and power equipment                       4.1       4.9       4.2
   Corporate office                                     6.3       4.1       2.4
------------------------------------------------     ------    ------    ------
                                                     $ 32.7    $ 34.0    $ 30.9
------------------------------------------------     ------    ------    ------
Capital expenditures:
   Outdoor products                                  $ 12.4    $  9.3    $  7.9
   Sporting equipment                                   7.9       7.8       6.9
   Industrial and power equipment                       2.3       1.3       6.7
   Corporate office                                     5.9       0.1       0.2
------------------------------------------------     ------    ------    ------
                                                     $ 28.5    $ 18.5    $ 21.7
------------------------------------------------     ------    ------    ------

Information on Sales By Significant Product Groups:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2000      1999      1998
------------------------------------------------     ------    ------    ------
Chain saw components                                 $230.8    $201.1    $199.7
Ammunition and related products                       231.6     234.9     212.0
Timber harvesting and loading equipment               127.8     133.1     199.8
Lawn mowers and related products                       89.6      87.2      75.7
Sports optical products                                42.8      48.3      41.3
All others, less than 5% each                         105.6     105.3     103.4
------------------------------------------------     ------    ------    ------
                                                     $828.2    $809.9    $831.9
------------------------------------------------     ======    ======    ======


Information on Geographic Areas:
                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2000      1999      1998
------------------------------------------------     ------    ------    ------
Sales:
  United States                                      $592.3    $601.5    $623.4
  Canada                                               33.3      32.2      32.4
  Germany                                              26.0      22.4      24.0
  All others, less than 3% each                       176.6     153.8     152.1
------------------------------------------------     ------    ------    ------
                                                     $828.2    $809.9    $831.9
------------------------------------------------     ------    ------    ------

Long-Lived Assets:
  United States                                      $148.7    $147.5    $156.1
  Canada                                               20.3      18.0      20.1
  Brazil                                                3.9       3.7       3.7
  All others, less than 3% each                         4.5       3.1       3.0
------------------------------------------------     ------    ------    ------
                                                     $177.4    $172.3    $182.9
------------------------------------------------     ------    ------    ------

The geographic sales information is by country of destination. Long-lived assets exclude the cost in excess of net assets of acquired businesses. No customer accounted for more than 10% of consolidated sales in 2000, 1999 or 1998. In 2000, approximately 16% of sales by Outdoor Products were to one customer, 18% of Sporting Equipment sales were to one customer, and 31% of Industrial and Power Equipment sales were to two customers. While the Company expects these business relationships to continue, the loss of any of these customers could affect the operations of the segments. Each of the Company's segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Twelve Months
Ended December 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  444.4    $335.8       $190.2      $  (142.2)   $828.2
Cost of sales                                                   338.7     253.7        131.8         (142.5)    581.7
                                                             --------    ------       ------      ---------    ------
Gross profit                                                    105.7      82.1         58.4            0.3     246.5
Selling, general and administrative expenses     $  0.9          57.8      40.1         39.0                    137.8
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.9)         47.9      42.0         19.4            0.3     108.7
Interest expense                                  (34.0)        (99.3)    (10.3)        (0.4)          44.3     (99.7)
Interest income                                     0.2          44.9       0.4          0.3          (44.3)      1.5
Other income (expense), net                                      10.4      (3.4)        (0.3)                     6.7
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (34.7)          3.9      28.7         19.0            0.3      17.2
Provision (benefit) for income taxes              (15.3)          3.7      10.9          7.1                      6.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings (losses)
  of affiliated companies                         (19.4)          0.2      17.8         11.9            0.3      10.8
Equity in earnings (losses) of
  affiliated companies, net                        30.2          30.0      (0.1)                      (60.1)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $ 10.8      $   30.2    $ 17.7       $ 11.9      $   (59.8)   $ 10.8
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
                                                 ======      ========    ======       ======      =========    ======

December 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    1.9    $ (0.8)      $  3.7                   $     4.8
  Accounts receivable, net                                       56.0      77.0         16.0                       149.0
  Intercompany receivables                                      282.8      57.8         10.4      $  (351.0)
  Inventories                                                    66.1      70.6         14.0                       150.7
  Deferred income taxes                                          23.8                                               23.8
  Other current assets                                            5.7       0.5          0.9                         7.1
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        436.3     205.1         45.0         (351.0)       335.4
Investments in affiliated companies              $ 38.9         385.7                    0.3         (424.9)
Property, plant and equipment, net                               70.4      80.6         26.4                       177.4
Cost in excess of net assets of acquired
  businesses, net                                                37.8      83.7          6.8                       128.3
Intercompany notes receivable                                                            5.1           (5.1)
Other assets                                                     58.0       1.3          3.5                        62.8
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $ 38.9      $  988.2    $370.7       $ 87.1      $  (781.0)   $   703.9
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  5.1                   $     8.5
  Accounts payable                               $  0.1          18.0    $ 19.6          6.3                        44.0
  Intercompany payables                           351.0                                           $  (351.0)
  Accrued expenses                                               58.6      23.5          9.0                        91.1
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     351.1          80.0      43.1         20.4         (351.0)       143.6
Long-term debt, exclusive of current maturities                 824.4                    0.1                       824.5
Intercompany notes payable                                        5.1                                  (5.1)
Deferred income taxes, exclusive of
  current portion                                                 2.7                    2.0                         4.7
Other liabilities                                                37.1       5.4          0.8                        43.3
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             351.1         949.3      48.5         23.3         (356.1)     1,016.1
Stockholders' equity (deficit)                   (312.2)         38.9     322.2         63.8         (424.9)      (312.2)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ 38.9      $  988.2    $370.7       $ 87.1      $  (781.0)   $   703.9
                                                 ======      ========    ======       ======      =========    =========

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
                                                 ======      ========    ======       ======      =========    =========

For The Twelve Months
Ended December 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   355.6   $   28.3    $ 18.2       $  7.9      $  (380.2)   $    29.8
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  15.6       1.5          0.1                        17.2
Purchases of property, plant and equipment                      (13.1)     (9.4)        (6.0)                      (28.5)
Acquisitions of businesses                                      (39.1)     (1.3)                                   (40.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                           (36.6)     (9.2)        (5.9)                      (51.7)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                             2.0                         2.0
Issuance of long-term debt                                       18.1                                               18.1
Reduction of long-term debt                                      (3.4)                  (0.1)                       (3.5)
Dividends paid                                                 (375.0)                  (5.2)         380.2
Advances from (to) affiliated companies             (355.6)     365.7     (10.1)
Other                                                            (0.4)                                              (0.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $  (355.6)       5.0     (10.1)        (3.3)     $   380.2         16.2
                                                 ---------   --------    ------       ------      ---------    ---------
Net decrease in cash and cash equivalents                        (3.3)     (1.1)        (1.3)                       (5.7)
Cash and cash equivalents at beginning of period                  5.3       0.3          4.9                        10.5
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    2.0    $ (0.8)      $  3.6                   $     4.8
                                                 =========   ========    ======       ======      =========    =========

For The Twelve Months
Ended December 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   (24.2)  $   52.9    $ 16.7       $  2.9      $   (29.2)   $    19.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.7                    0.1                         0.8
Purchases of property, plant and equipment                       (6.2)     (7.7)        (3.6)                      (17.5)
Acquisitions of businesses                                       (0.7)     (0.7)                                    (1.4)
Other                                                            (3.3)                                              (3.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (9.5)     (8.4)        (3.5)                      (21.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                             3.0                         3.0
Issuance of long-term debt                                      696.9                                              696.9
Reduction of long-term debt                                     (72.1)     (2.3)        (0.2)                      (74.6)
Decrease in restricted funds                                      3.5                                                3.5
Dividends paid                                        (7.8)     (25.0)                  (4.2)          29.2         (7.8)
Redemption of common stock                        (1,068.8)                                                     (1,068.8)
Capital contribution                                 417.5                                                         417.5
Advances from (to) affiliated companies              682.3     (678.1)     (4.2)
Other                                                  1.0       (3.0)                                              (2.0)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $    24.2      (77.8)     (6.5)        (1.4)     $    29.2        (32.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                   (34.4)      1.8         (2.0)                      (34.6)
Cash and cash equivalents at beginning of period                 39.7      (1.5)         6.9                        45.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    5.3    $  0.3       $  4.9                   $    10.5
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
                                                 ======      ========    ======       ======      =========    =========

NOTE 11:
OTHER INFORMATION

At December 31, 2000 and 1999, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                              2000           1999
-----------------------------------------------        ---------      ---------
Accounts receivable:
   Trade accounts                                       $ 148.1        $ 172.9
   Other                                                    4.7            3.2
   Allowance for doubtful accounts                         (3.8)          (4.2)
-----------------------------------------------         -------        -------
                                                        $ 149.0        $ 171.9
-----------------------------------------------         -------        -------
Inventories:
   Finished goods                                       $  81.1        $  67.1
   Work in process                                         27.3           21.3
   Raw materials and supplies                              42.3           28.6
-----------------------------------------------         -------        -------
                                                        $ 150.7        $ 117.0
-----------------------------------------------         -------        -------
Property, plant and equipment:
   Land                                                 $  13.2        $  12.6
   Buildings and improvements                             115.0          107.1
   Machinery and equipment                                255.8          230.7
   Furniture, fixtures and office equipment                26.8           23.4
   Transportation equipment                                 8.5           16.5
   Construction in progress                                 8.8           12.4
   Accumulated depreciation                              (250.7)        (230.4)
-----------------------------------------------         -------        -------
                                                        $ 177.4        $ 172.3
-----------------------------------------------         -------        -------
Other Assets:
   Deferred financing costs                             $  31.0        $  35.8
   Rabbi trusts (see Note 6)                               21.5           22.9
   Other                                                   10.3           10.2
-----------------------------------------------         -------        -------
                                                        $  62.8        $  68.9
-----------------------------------------------         -------        -------
Accrued expenses:
   Salaries, wages and related withholdings             $  24.2        $  25.3
   Employee benefits                                       13.8           12.1
   Casualty insurance costs                                 6.9            7.7
   Accrued interest                                        24.9           21.5
   Other                                                   21.3           24.4
-----------------------------------------------         -------        -------
                                                        $  91.1        $  91.0
-----------------------------------------------         -------        -------
Other liabilities:
   Employee benefits                                    $  41.3        $  41.7
   Casualty insurance costs                                 1.2            1.3
   Other                                                    0.8            0.4
-----------------------------------------------         -------        -------
                                                        $  43.3        $  43.4
-----------------------------------------------         -------        -------

Supplemental cash flow information is as follows:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2000      1999      1998
------------------------------------------------     ------    ------    ------
Interest paid                                        $ 90.8    $ 52.5    $ 20.9
Income taxes paid                                       6.5      14.0      39.3
Noncash investing and financing activities:
Capital lease obligations incurred                                0.2
Fair value of assets acquired                          46.1
Cash paid                                             (40.4)
Liabilities assumed and incurred                        5.7
------------------------------------------------     ------    ------   -------


NOTE 12:
SUBSEQUENT EVENT

On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eases the financial covenants through March 31, 2001, increases the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios are achieved and requires an amendment fee. The agreement also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a mezzanine security with warrants to acquire 1,000,000 shares of Blount common stock (or approximately 3% of the Company) that are exercisable immediately at a price of $0.01 a share. If approved at the Company's annual stockholders meeting in April, the security can be converted into convertible preferred stock at the option of the holder.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 2000 and 1999.

(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 2000  June 30, 2000  September 30, 2000  December 31, 2000    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
2000
Sales                       $209.3       $201.3            $219.2              $198.4        $828.2
Gross profit                  61.7         63.4              63.8                57.6         246.5
Net income (loss)              1.4          7.0               3.3                (0.8)         10.8
Earnings (loss) per share:
  Basic                        .05          .23               .11                (.03)          .35
  Diluted                      .05          .23               .11                (.03)          .35

The second quarter of 2000 includes the after-tax gain of $2.9 million ($.09 per share) from the sale of the Company aircraft.

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


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the "Election of Directors," "Executive Officers," and "Filing Disclosure" sections of the proxy statement for the April 19, 2001, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change in Control Arrangements" sections of the proxy statement for the April 19, 2001, Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the April 19, 2001, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the April 19, 2001, Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   21

     Consolidated Statements of Income for the years
     ended December 31, 2000, 1999 and 1998                              23

     Consolidated Balance Sheets as of
     December 31, 2000 and 1999                                          24

     Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998                              25

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 2000, 1999 and 1998      26

     Notes to Consolidated Financial Statements                       27 - 53

     Supplementary Data                                                  54

     (2)  Financial Statement Schedules

     Schedule II - Valuation and qualifying accounts
     for the years ended December 31, 2000, 1999 and 1998                61

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

      * 4(f)      Registration Right Agreement by and among Blount, Inc., Blount
International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., CTR Manufacturing, Inc., and Lehman Brothers, Inc., dated as of August 19, 1999, which was filed as Exhibit 4.2 to the report on Form 10-Q for the third quarter ended September 30, 1999.

      * 4(g)      Registration Statement on Form S-4 (Reg. No. 333-92481) with respect to the 13% $325 million Senior Subordinated Notes of Blount, Inc. guaranteed by Blount International, Inc., including amendments and exhibits, which became effective on January 19, 2000.

      * 4(h)      Amendment to $500,000,000 Credit Agreement dated as of January
31, 2001 as filed on Form 8-K on February 8, 2001.

      * 4(i)      Purchase Agreement between Blount International, Inc. and an affiliate of Lehman Brothers Merchant Banking Partners II, L.P. for sale of $20,000,000 of a convertible preferred equivalent security, together with warrants for common stock, as filed on Form 8-K on March 13, 2001.

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

      *10(s)      Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

      *10(t)      Amendment to Harold E. Layman Employment Agreement dated
February 3, 2000, as filed as Exhibit 10(t) to the Report on Form 10-Q for the second quarter ended June 30, 2000.

21. A list of the significant subsidiaries of Blount International, Inc. included herein on page 62.

23.  Consent of Independent Accountants included herein on page 63.


*    Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOUNT INTERNATIONAL, INC.

By:  /s/ Rodney W. Blankenship
Rodney W. Blankenship
Senior Vice President
and Chief Financial Officer

Dated:  March 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 19, 2001


/s/ John M. Panettiere                          /s/ Alan L. Magdovitz
John M. Panettiere                              Alan L. Magdovitz
Chairman of the Board and                       Director
Chief Executive Officer and Director
                                                /s/ Eliot M. Fried
/s/ Harold E. Layman                            Eliot M. Fried
Harold E. Layman                                Director
President and Chief Operating Officer
and Director                                    /s/ E. Daniel James
                                                E. Daniel James
/s/ Calvin E. Jenness                           Director
Calvin E. Jenness
Vice President and Controller
(Chief Accounting Officer)

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in millions)
----------------------------

       Column A             Column B        Column C        Column D        Column E
     ------------         ------------    ------------    ------------    ------------
                                           Additions
                                          ------------
                           Balance at      Charged to                      Balance at
                          Beginning of      Cost and                         End of
      Description            Period         Expenses       Deductions        Period
    ---------------       ------------     ----------     ------------     ----------

Year ended
December 31, 1998
-------------------
Allowance for doubtful
accounts receivable         $   3.7         $   0.9        $   0.7 (1)      $   3.9
                            =======         =======        =======          =======

Year ended
December 31, 1999
-------------------
Allowance for doubtful
accounts receivable         $   3.9         $   1.5        $   1.2 (1)      $   4.2
                            =======         =======        =======          =======

Year ended
December 31, 2000
-----------------
Allowance for doubtful
accounts receivable         $   4.2         $   0.8        $   1.2          $   3.8
                            =======         =======        =======          =======



(1)  Principally amounts written-off less recoveries of amounts previously written-off.

EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


At December 31, 2000, consolidated, directly or indirectly, wholly-owned subsidiaries of Blount International, Inc. were as follows:

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

   Dixon Industries, Inc.                      Kansas

   Gear Products, Inc.                         Oklahoma

   Simmons Outdoor Corporation                 Delaware

   Frederick Manufacturing Corporation         Delaware

The names of particular subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a "Significant Subsidiary" as of December 31, 2000.

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Blount International, Inc. on Form S-4 (File No. 333-92481) of our report dated January 26, 2001, on our audits of the consolidated financial statements and financial statement schedules of Blount International, Inc. and subsidiaries as of December 31, 2000 and 1999, and for the three years ended December 31, 2000, which report is included in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP

Atlanta, Georgia
January 26, 2001