Form 10-Q
period 2001-03-31
BLOUNT INTERNATIONAL INC
filed 2001-05-14
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                                          Outstanding at
      Class of Common Stock                               March 31, 2001
      ---------------------                             ------------------
         $.01 Par Value                                 30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months ended March 31, 2001 and 2000                   3

     Condensed Consolidated Balance Sheets -
        March 31, 2001 and December 31, 2000                         4

     Condensed Consolidated Statements of Cash Flows -
        three months ended March 31, 2001 and 2000                   5

     Condensed Consolidated Statements of
        Changes in Stockholders' Deficit -
        three months ended March 31, 2001 and 2000                   6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           16


Part II.  Other Information                                         21

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              2001       2000
------------------------------------------------------      --------   --------
                                                                (Unaudited)
Sales                                                        $174.6     $209.3
Cost of sales                                                 125.8      147.6
------------------------------------------------------       ------     ------
Gross profit                                                   48.8       61.7
Selling, general and administrative expenses                   32.0       35.7
Restructuring expenses                                         16.2
------------------------------------------------------       ------     ------
Income from operations                                          0.6       26.0
Interest expense                                              (25.5)     (24.2)
Interest income                                                 0.3        0.4
Other income, net                                                          0.3
------------------------------------------------------       ------     ------
Income (loss) before income taxes                             (24.6)       2.5
Provision (benefit) for income taxes                          (10.8)       1.1
------------------------------------------------------       ------     ------
Net income (loss)                                            $(13.8)    $  1.4
------------------------------------------------------       ======     ======
Basic earnings per share                                     $(0.45)    $ 0.05
------------------------------------------------------       ======     ======
Diluted earnings per share                                   $(0.45)    $ 0.05
------------------------------------------------------       ======     ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                      March 31,    December 31,
                                                        2001           2000
                                                    -------------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
  Cash and cash equivalents                              $    3.2      $    4.8
  Accounts receivable, net of allowance for
    doubtful accounts of $4.5 and $3.8                      160.0         149.0
  Inventories                                               161.7         150.7
  Deferred income taxes                                      23.7          23.8
  Other current assets                                       20.9           7.1
------------------------------------------------         --------      --------
          Total current assets                              369.5         335.4
Property, plant and equipment, net of accumulated
  depreciation of $256.0 and $250.7                         174.7         177.4
Cost in excess of net assets of acquired businesses, net    128.8         128.3
Other assets                                                 61.7          62.8
------------------------------------------------         --------      --------
Total Assets                                             $  734.7      $  703.9
------------------------------------------------         ========      ========

   LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt $   10.6      $    8.5
  Accounts payable                                           41.0          44.0
  Accrued expenses                                           90.1          91.1
------------------------------------------------         --------      --------
          Total current liabilities                         141.7         143.6
Long-term debt, exclusive of current maturities             865.2         824.5
Deferred income taxes                                         4.2           4.7
Other liabilities                                            43.7          43.3
------------------------------------------------         --------      --------
          Total liabilities                               1,054.8       1,016.1
------------------------------------------------         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity (deficit):
  Common stock (par value $.01 per share, 100,000,000
    shares authorized, 30,795,882 outstanding)                0.3           0.3
  Capital in excess of par value of stock                   424.3         417.3
  Retained earnings (deficit)                              (750.9)       (737.1)
  Accumulated other comprehensive income                      6.2           7.3
------------------------------------------------         --------      --------
          Total stockholders' deficit                      (320.1)       (312.2)
------------------------------------------------         --------      --------
Total Liabilities and Stockholders' Deficit              $  734.7      $  703.9
------------------------------------------------         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                              Three Months
                                                             Ended March 31,
                                                          ----------------------
                                                             2001        2000
------------------------------------------------------    ----------  ----------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net income (loss)                                       $  (13.8)  $     1.4
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation, amortization and other
         noncash charges                                        9.0         8.2
      Deferred income taxes                                    (0.4)        0.2
      Changes in assets and liabilities:
            Increase in accounts receivable                   (12.1)       (8.6)
            Increase in inventories                           (11.0)      (19.2)
            (Increase) decrease in other assets               (12.9)        5.9
            Decrease in accounts payable                       (2.6)       (5.0)
            Decrease in accrued expenses                       (1.2)      (11.5)
            Increase in other liabilities                                   0.7
------------------------------------------------------     --------   ---------
      Net cash used in operating activities                   (45.0)      (27.9)
------------------------------------------------------     --------   ---------
Cash Flows From Investing Activities:
   Purchases of property, plant and equipment                  (3.1)       (4.4)
   Acquisitions of businesses and product lines                (1.3)       (0.1)
------------------------------------------------------     --------   ---------
      Net cash used in investing activities                    (4.4)       (4.5)
------------------------------------------------------     --------   ---------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                        2.2         3.0
   Issuance of long-term debt                                  41.4        22.0
   Reduction of long-term debt                                 (0.9)       (0.9)
   Capital contribution                                         7.0
   Other                                                       (1.9)       (0.1)
------------------------------------------------------     --------   ---------
      Net cash provided by financing activities                47.8        24.0
------------------------------------------------------     --------   ---------

   Net decrease in cash and cash equivalents                   (1.6)       (8.4)
   Cash and cash equivalents at beginning of period             4.8        10.5
------------------------------------------------------     --------   ---------
   Cash and cash equivalents at end of period              $    3.2   $     2.1
------------------------------------------------------     ========   =========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT (Unaudited)
(In millions)

                                                                            Accumulated
                                                   Capital     Retained       Other
                                         Common   In Excess    Earnings    Comprehensive
                                         Stock     of Par      (Deficit)      Income         Total
                                         ------   ---------    ---------   -------------   ---------
THREE MONTHS ENDED MARCH 31, 2001:
Balance, December 31, 2000               $ 0.3      $417.3      $(737.1)       $  7.3       $(312.2)
Net income                                                        (13.8)                      (13.8)
Other comprehensive income (loss), net                                           (1.1)         (1.1)
                                                                                            -------
     Comprehensive income                                                                     (14.9)
Capital contribution                                   7.0                                      7.0
                                         -----      ------      -------        ------       -------
Balance, March 31, 2001                  $ 0.3      $424.3      $(750.9)       $  6.2       $(320.1)
                                         =====      ======      =======        ======       =======


THREE MONTHS ENDED MARCH 31, 2000:
Balance, December 31, 1999               $ 0.3      $417.3      $(747.9)       $  8.6       $(321.7)
Net income                                                          1.4                         1.4
Other comprehensive income (loss), net                                           (0.1)         (0.1)
                                                                                            -------
     Comprehensive income                                                                       1.3
                                         -----      ------      -------        ------       -------
Balance, March 31, 2000                  $ 0.3      $417.3      $(746.5)       $  8.5       $(320.4)
                                         =====      ======      =======        ======       =======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2001 due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

The Company's Internet home page is http://www.blount.com.


NOTE 2 During the first quarter of 2001, the Company incurred a restructuring expense of $16.2 million. The expense includes $0.6 million related to the closure of a manufacturing facility in Zebulon, North Carolina. The remaining $15.6 million in restructuring expense relates to the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. Estimated annual savings from the actions are anticipated to be approximately $6 million, with $5 million generated in fiscal year 2001, including $1.3 million in the first quarter. At the end of the first quarter, the accrued restructuring reserve was $14.8 million.


NOTE 3  Inventories consist of the following (in millions):

                                                March 31,      December 31,
                                                  2001             2000
         ---------------------------------    -------------    ------------
         Finished goods                          $ 82.2           $ 81.1
         Work in process                           26.9             27.3
         Raw materials and supplies                52.6             42.3
         ---------------------------------       ------           ------
                                                 $161.7           $150.7
         ---------------------------------       ======           ======

NOTE 4  Segment information is as follows (in millions):

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              2001       2000
------------------------------------------------------      --------   --------
Sales:
   Outdoor Products                                          $ 91.2     $ 93.6
   Sporting Equipment                                          55.5       73.4
   Industrial and Power Equipment                              27.9       42.3
------------------------------------------------------       ------     ------
                                                             $174.6     $209.3
------------------------------------------------------       ======     ======
Operating income (loss):
   Outdoor Products                                          $ 19.5     $ 22.0
   Sporting Equipment                                           0.7        6.4
   Industrial and Power Equipment                              (1.6)       1.3
------------------------------------------------------       ------     ------
Operating income from segments                                 18.6       29.7
Corporate office expenses                                      (1.8)      (3.7)
Restructuring expenses                                        (16.2)
------------------------------------------------------       ------     ------
   Income from operations                                       0.6       26.0
Interest expense                                              (25.5)     (24.2)
Interest income                                                 0.3        0.4
Other income, net                                                          0.3
------------------------------------------------------       ------     ------
Income (loss) before income taxes                            $(24.6)    $  2.5
------------------------------------------------------       ======     ======


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

See Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for other commitments and contingencies of the Company which have not changed significantly since that date.


NOTE 6 During the three months ended March 31, 2001, tax payments of $2.0 million were made, while in the three months ended March 31, 2000, a net tax refund of $4.0 million was received. The Company has settled its issues with the Internal Revenue Service through the 1996 fiscal year with no material adverse effect. The periods from fiscal 1997 through 2000 are still open for review. Interest paid during the three months ended March 31, 2001 and 2000 was $35.1 million and $30.3 million.

During the second quarter of 2000, the Company disposed of some non-core assets, an airplane and a manufacturing facility in North Carolina that was part of 1999 plant rationalization and production realignment efforts of the Industrial and Power Equipment segment. The resulting pre-tax gain on the sales of $4.7 million is included in "Other Income (Expense)." The remaining other income results from realized gains on securities held in two rabbi trusts (see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for information regarding these two trusts).


NOTE 7 For the three months ended March 31, 2001 and 2000, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            2001        2000
------------------------------------------------------   ----------  ----------
Net income (in millions)                                 $    (13.8) $      1.4
------------------------------------------------------   ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding                          30,795,882  30,795,882
   Dilutive effect of stock options
------------------------------------------------------   ----------  ----------
   Diluted EPS                                           30,795,882  30,795,882
------------------------------------------------------   ==========  ==========

There were no options to purchase shares granted during the first quarter of 2001 under the 1999 and 2000 Blount International, Inc. Stock Incentive Plans.


NOTE 8 The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Three Months
Ended March 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  101.1    $ 64.7       $ 47.5      $   (38.7)   $174.6
Cost of sales                                                    78.4      52.2         33.1          (37.9)    125.8
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     22.7      12.5         14.4           (0.8)     48.8
Selling, general and administrative expenses     $  0.2          11.4      10.9          9.5                     32.0
Restructuring Expense                                            16.2                                            16.2
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.2)         (4.9)      1.6          4.9           (0.8)      0.6
Interest expense                                   (8.9)        (25.1)     (2.2)        (0.1)          10.8     (25.5)
Interest income                                                  10.8       0.1          0.2          (10.8)      0.3
Other income (expense), net                                       0.1                   (0.1)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (9.1)        (19.1)     (0.5)         4.9           (0.8)    (24.6)
Provision (benefit) for income taxes               (4.0)         (8.4)     (0.2)         1.8                    (10.8)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (5.1)        (10.7)     (0.3)         3.1           (0.8)    (13.8)
Equity in earnings of affiliated companies, net    (8.7)          2.0      (0.1)                        6.8
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $(13.8)     $   (8.7)   $ (0.4)      $  3.1      $     6.0    $(13.8)
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended March 31, 2000

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  119.9    $ 76.7       $ 51.4      $   (38.7)   $209.3
Cost of sales                                                    91.5      59.6         34.7          (38.2)    147.6
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     28.4      17.1         16.7           (0.5)     61.7
Selling, general and administrative expenses     $  0.3          15.3       9.9         10.2                     35.7
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.3)         13.1       7.2          6.5           (0.5)     26.0
Interest expense                                   (7.9)        (24.1)     (2.8)                       10.6     (24.2)
Interest income                                     0.1          10.8       0.1                       (10.6)      0.4
Other income (expense), net                                       0.5                   (0.2)                     0.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (8.1)          0.3       4.5          6.3           (0.5)      2.5
Provision (benefit) for income taxes               (3.6)          0.6       1.7          2.4                      1.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (4.5)         (0.3)      2.8          3.9           (0.5)      1.4
Equity in earnings of affiliated companies, net     5.9           6.2                                 (12.1)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  1.4      $    5.9    $  2.8       $  3.9      $   (12.6)   $  1.4
                                                 ======      ========    ======       ======      =========    ======
Note:  Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

March 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  0.6       $  2.6                   $     3.2
  Accounts receivable, net                                   $   64.0      78.8         17.2                       160.0
  Intercompany receivables                                      316.7      33.6          5.5      $  (355.8)
  Inventories                                                    60.8      84.3         16.6                       161.7
  Deferred income taxes                                          23.7                                               23.7
  Other current assets                                           18.6       1.1          1.2                        20.9
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        483.8     198.4         43.1         (355.8)       369.5
Investments in affiliated companies              $ 49.1         380.7                    0.2         (430.0)
Property, plant and equipment, net                               69.1      79.5         26.1                       174.7
Cost in excess of net assets of acquired
  businesses, net                                                37.3      84.7          6.8                       128.8
Intercompany notes receivable                                                            6.1           (6.1)
Other assets                                                     57.2       1.3          3.2                        61.7
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $ 49.1      $1,028.1    $363.9       $ 85.5      $  (791.9)   $   734.7
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  7.2                   $    10.6
  Accounts payable                               $  0.1          15.1    $ 19.6          6.2                        41.0
  Intercompany payables                           355.8                                           $  (355.8)
  Accrued expenses                                  0.3          62.6      19.9          7.3                        90.1
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     356.2          81.1      39.5         20.7         (355.8)       141.7
Long-term debt, exclusive of current maturities    13.0         852.1                    0.1                       865.2
Intercompany notes payable                                        6.1                                  (6.1)
Deferred income taxes, exclusive of
  current portion                                                 2.3                    1.9                         4.2
Other liabilities                                                37.4       5.5          0.8                        43.7
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             369.2         979.0      45.0         23.5         (361.9)     1,054.8
Stockholders' equity (deficit)                   (320.1)         49.1     318.9         62.0         (430.0)      (320.1)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ 49.1      $1,028.1    $363.9       $ 85.5      $  (791.9)   $   734.7
                                                 ======      ========    ======       ======      =========    =========

For The Three Months
Ended March 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $    (4.8)  $  (40.9)   $  3.0       $ (0.8)     $    (1.5)   $   (45.0)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sale of property, plant and
  equipment
Purchases of property, plant and equipment                       (1.2)     (1.0)        (0.9)                       (3.1)
Acquisitions of product lines                                    (1.3)                                              (1.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (2.5)     (1.0)        (0.9)                       (4.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase in short-term borrowings                                                    2.2                         2.2
Issuance of long-term debt                            13.0       28.4                                               41.4
Reduction of long-term debt                                      (0.9)                                              (0.9)
Dividends paid                                                                          (1.5)           1.5
Advances from (to) affiliated companies              (15.2)      (4.2)     (0.6)                       20.0
Capital contribution                                   7.0       20.0                                 (20.0)         7.0
Other                                                            (1.9)                                              (1.9)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $     4.8       41.4      (0.6)         0.7      $     1.5         47.8
                                                 ---------   --------    ------       ------      ---------    ---------
Net decrease in cash and cash equivalents                        (2.0)      1.4         (1.0)                       (1.6)
Cash and cash equivalents at beginning of period             $    2.0      (0.8)         3.6                         4.8
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                               $  0.6       $  2.6                   $     3.2
                                                 =========   ========    ======       ======      =========    =========

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
                                                 ======      ========    ======       ======      =========    =========

For The Three Months
Ended March 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   375.0   $    1.5    $(25.6)      $ (3.2)     $  (375.6)   $   (27.9)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Purchases of property, plant and equipment                       (1.4)     (2.2)        (0.8)                       (4.4)
Acquisitions of product lines                                              (0.1)                                    (0.1)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (1.4)     (2.3)        (0.8)                       (4.5)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                             3.0                         3.0
Issuance of long-term debt                                       22.0                                               22.0
Reduction of long-term debt                                      (0.9)                                              (0.9)
Dividends paid                                                 (375.0)                  (0.6)         375.6
Advances from (to) affiliated companies             (375.0)     350.2      24.8
Other                                                            (0.1)                                              (0.1)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $  (375.0)      (3.8)     24.8          2.4      $   375.6         24.0
                                                 ---------   --------    ------       ------      ---------    ---------
Net decrease in cash and cash equivalents                        (3.7)     (3.1)        (1.6)                       (8.4)
Cash and cash equivalents at beginning of period                  5.3       0.3          4.9                        10.5
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    1.6    $ (2.8)      $  3.3                   $     2.1
                                                 =========   ========    ======       ======      =========    =========

NOTE 9 In September 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. In October 2000, the Company purchased the assets of Windsor Forestry Tools Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. In October 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. The estimated aggregate purchase price of these acquisitions was $41.3 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million, respectively.


NOTE 10 On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios are achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a convertible preferred equivalent security with warrants to acquire 1,000,000 shares of

Blount common stock (or approximately 3% of the Company) that are exercisable immediately at a price of $0.01 a share. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock. The Company has recorded the fair value of the warrants of $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months ended March 31, 2001 were $174.6 million compared to $209.3 million for the comparable period of the prior year. Net loss for the first three months of 2001 was $13.8 million ($0.45 per share) compared to net income of $1.4 million ($0.05 per share) in the comparable period of last year. This year's results include after-tax, non-recurring restructuring costs of $9.1 million ($0.30 per share) related to a plant closure within the Industrial and Power Equipment segment, the modification of certain employee benefit plans and the reduction of headcount within the Company. These results reflect decreases in sales and operating income within all three segments, principally due to reduced demand associated with weaker market conditions, partially offset by decreased corporate expenses. Total selling, general and administrative expenses, excluding the non-recurring restructuring costs, were $32.0 million in comparison to $35.7 million in last year's first quarter. The reduction in expenses reflects reduced corporate overhead and volume-related costs within the segments in comparison to last year. Interest expense in the first quarter of 2001 was $25.5 million in comparison to $24.2 million in 2000, due to higher debt levels. The Company's effective income tax rate in 2001 is equal to the tax rate in 2000. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Sales for the Outdoor Products segment for the first quarter of 2001 were $91.2 million compared to $93.6 million during the first quarter of 2000. Operating income was $19.5 million compared to $22.0 million last year. The decline in sales is due to a decrease in lawn mower unit sales, partially offset by increases in chain saw components as indicated in the following table:

                                                         Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Increase
                                                                     (Decrease)
                                                2001       2000       in 2001
------------------------------------------     ------     ------     ----------
Chain saw components                           $ 61.3     $ 60.2          1.8 %
Lawn mowers and accessories                      18.9       22.4        (15.6)
Other                                            11.0       11.0           --
------------------------------------------     ------     ------
   Total segment sales                         $ 91.2     $ 93.6         (2.6)%
------------------------------------------     ======     ======


The decrease in operating income is primarily due to lower shipments of lawn mowers, reflecting cold weather in the southern United States, coupled with higher discounts, principally due to third-party financing arrangements that were not offered in the first quarter of 2000. Chain saw components sales increased in the first quarter of 2001 as compared to the same period last year with improved results in North America, South America, and the incremental sales from the Windsor Forestry acquisition in October of 2000 and were partially offset by lower sales in Europe and Asia Pacific regions. The first quarter of 2000 was favorably impacted by severe windstorm damage in Europe.

Sales for the Sporting Equipment segment declined to $55.5 million for the first quarter of 2001 as compared to $73.4 million during the same period last year. This performance reflects lower sales of ammunition to the retail market sector due to high distributor inventory levels resulting in part from the carryover effects of Y2K buying and lower competitive selling prices on optical products, partially offset by increased sales to law enforcement and international markets. Operating income decreased to $0.7 million in the current year's first quarter from $6.4 million for the same period during the prior year. Operating profit was impacted by lower ammunition volume and selling prices due to customer and product shifts, lower optics selling prices, and reduced other sales which are predominantly accessories products, partially offset by lower selling and administrative expenses. Sales by the segment's principal product groups were as follows (in millions):

                                                        Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Decrease
                                                2001       2000       in 2001
------------------------------------------     ------     ------     ----------
Ammunition and related products                $ 42.3     $ 54.1        (21.8)%
Sports optical products                           6.0        8.7        (31.0)
Other                                             7.2       10.6        (32.1)
------------------------------------------     ------     ------
   Total segment sales                         $ 55.5     $ 73.4        (24.4)%
------------------------------------------     ======     ======

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States), as well as the need to offer discounts in response to extremely aggressive competitive pricing for available sales. An overhang of used equipment in certain dealers' inventories, although reduced from earlier levels, continues to negatively impact sales of new equipment. Sales of Gear components and rotation bearings declined in the first quarter as demand declined with a slowdown in the utility and construction markets that Gear services. Sales by the segment's principal product groups were as follows (in millions):

                                                        Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Decrease
                                                2001       2000       in 2001
------------------------------------------     ------     ------     ----------
Timber harvesting and loading equipment        $ 22.9     $ 35.3        (35.1)%
Gear components and rotation bearings             5.0        7.0        (28.6)
------------------------------------------     ------     ------
    Total segment sales                        $ 27.9     $ 42.3        (34.0)%
------------------------------------------     ======     ======

The segment had an operating loss of $1.6 million for the first quarter of 2001 as compared to operating income of $1.3 million for the comparable period last year, reflecting weaker market conditions and the associated demand for timber harvesting equipment and gear components. During the first quarter of 2001, the Company announced the permanent closure of a manufacturing facility to reduce excess capacity production. The facility closure is expected to be completed in the second quarter. Unit production from the closed facility will be transferred by the end of the second quarter 2001 to another Company facility, outsourced to a third party or eliminated from the product line to permanently reduce the segment's fixed cost base. Costs incurred in the first quarter were $0.6 million and are included in the Company's restructuring charge of $16.2 million.

The Company's total backlog increased to $87.4 million at March 31, 2001 from $78.7 million at December 31, 2000 and declined from $111.3 million at March 31, 2000 as follows (in millions):

                                                       Backlog
                                      ------------------------------------------
                                        March 31,    December 31,    March 31,
                                          2001           2000          2000
------------------------------------  -------------  ------------  -------------
Outdoor Products                         $ 47.7         $ 49.0        $ 56.6
Sporting Equipment                         24.1           14.6          36.3
Industrial and Power Equipment             15.6           15.1          18.4
------------------------------------     ------         ------        ------
                                         $ 87.4         $ 78.7        $111.3
------------------------------------     ======         ======        ======

Financial Condition, Liquidity and Capital Resources

On August 19, 1999, Blount International, Inc. merged with Red Dog Acquisition, Corp., a wholly-owned subsidiary of Lehman Brothers Partners II L.P. The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 19, 1999. At March 31, 2001, as a result of the merger and recapitalization transactions, the Company had significant amounts of debt, with interest payments on the notes and interest and principal payments under the new credit agreement representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal of $3.4 million annually through 2004, $161.7 million in 2005, and $160.5 million in 2006. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. At March 31, 2001, the Company had $46.5 million outstanding borrowings under its $100.0 million revolving credit facility. Letters of credit issued under the revolving credit facility that reduce the amount available under the facility totaled $8.8 million at March 31, 2001. The revolving credit facility matures August 19, 2004.

The impact on earnings of the continued downturn in the forestry equipment markets raised questions as to whether the Company would meet the covenants for leverage and interest coverage ratios of the Credit Agreement for December 31, 2000 and for subsequent quarters. As a result, the Company sought and received (see Note 12 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000) from its lenders an amendment to its credit agreement. As a result of the agreement, the Company is in compliance with all the terms of the credit agreement. In connection with the amendment, the Company's principal shareholder, an affiliate of Lehman Brothers Merchant Banking Partners II, L.P., invested $20 million in the form of a preferred equivalent security on March 2, 2001 (see Note 10 of Notes to Consolidated Financial Statements).

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $334.9 million which mature at various dates through 2006. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at March 31, 2001 were $3.2 million compared to $4.8 million on December 31, 2000. Cash used in operating activities for the first three months of 2001 was $45.0 million in comparison to $27.9 million for the same period last year. The increase in cash used reflects a decrease in net income of $15.2 million and an increased use for working capital of $2.4 million. Working capital at March 31, 2001 increased to $227.8 million from $191.8 million at December 31, 2000. Accounts receivable increased by $11.0 million, inventory by $11.0 million, and other current assets by $13.8 million. The increase in accounts receivable is predominantly the result of a $10.7 million increase in the Outdoor Products segment due to higher sales which were proportionally greater in the international markets with historically longer payment terms.
The inventory increase includes $10.6 million for a seasonal increase within the Sporting Equipment segment. The increase in other assets reflects the tax benefit of the first quarter operating loss.

Accounts receivable at March 31, 2001 and December 31, 2000 and sales by segment for the first quarter of 2001 compared to the fourth quarter of 2000 were as follows (in millions):

                                         March 31,    December 31,    Increase
                                            2001          2000       (Decrease)
------------------------------------   -------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 67.5        $ 56.8        $ 10.7
  Sporting Equipment                         72.5          69.9           2.6
  Industrial and Power Equipment             19.9          21.9          (2.0)
------------------------------------       ------        ------        ------
    Total segment receivables              $159.9        $148.6        $ 11.3
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                         March 31,    December 31,    Increase
                                            2001          2000       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                         $ 91.2        $ 88.4        $  2.8
  Sporting Equipment                         55.5          78.7         (23.2)
  Industrial and Power Equipment             27.9          31.3          (3.4)
------------------------------------       ------        ------        ------
    Total segment sales                    $174.6        $198.4        $(23.8)
------------------------------------       ======        ======        ======

The Company's Outdoor Product's segment includes Oregon Cutting Systems, Frederick Manufacturing, and Dixon Industries. The higher sales by the Outdoor Products segment and an increased mix of sales to international markets that generally require longer payment terms resulted in an increase in that segment's accounts receivable from year end. Because of the seasonal nature of the Sporting equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and market response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment in advance of the fall hunting season. As a result of this program, the segment's accounts receivable balance increased in the first quarter by $2.6 million, despite a decline of $23.2 million in sales from the fourth quarter of 2000. Extended term receivables for the year ended December 31, 2000 were $37.4 million and increased to $38.2 million for the quarter ended March 31, 2001. The decrease in receivables within the Industrial and Power Equipment segment are reflective of lower sales in the first quarter of 2001 in comparison to the fourth quarter of 2000.

Cash used for investing activities for the first three months is $4.4 million. Included in this amount is $1.3 million related to the purchase of Fabtek, Inc. and Windsor Forestry which were both acquired in 2000. Purchases for property, plant and equipment in the current year are $3.1 million.

The Company has absorbed the increase in working capital and the acquisitions through operating cash flows and short-term borrowings under its revolving credit agreement. Cash provided by financing activities for the first three months of 2001 was $47.8 million, with $28.4 million from the utilization of the revolving credit facility and $20.0 million from the purchase of a preferred equivalent security by an affiliate of Lehman Brothers, the Company's principal stockholder. Given the historically stronger fourth quarter cash flows (in 2000, the first half operating cash flow was a usage of $(21.7) million in comparison to $51.5 million in the second half), the Company expects the cash flows from operations and amounts borrowed under its revolving credit agreements will be sufficient to cover any additional increases in working capital until market conditions improve in the Industrial and Power Equipment segment. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms offered within the Sporting Equipment segment.

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

Forward Looking Statements

Forward looking statements in this report, as defined by the Private Securities Litigation Reform Law of 1995, including expectations or beliefs based upon historic patterns or other factors listed in this report involve certain risks and uncertainties that may cause actual results to differ materially from those anticipated as of the date of this report.


Part II.  Other Information

Item 6(a) Exhibits

          **10(u) Amendment to Employment Agreement between Blount International, Inc. and James S. Osterman dated February 2, 2001.

          **10(v) Amendment to Employment Agreement between Blount International, Inc. and John M. Panettiere dated March 14, 2001.

** Filed electronically herewith. Copies of this exhibit may be obtained upon written request from:

    Blount International, Inc.
    P. O. Box 949
    Montgomery, Alabama 36101-0949

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  May 14, 2001                           /s/ Rodney W. Blankenship
                                        ---------------------------------------
                                                  Rodney W. Blankenship
                                                Senior Vice President and
                                                 Chief Financial Officer
                              Page 22