Form 10-Q
period 2001-06-30
BLOUNT INTERNATIONAL INC
filed 2001-08-13
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                                         Outstanding at
      Class of Common Stock                              June 30, 2001
      ---------------------                             -----------------
         $.01 Par Value                                 30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months and six months ended
        June 30, 2001 and 2000                                       3

     Condensed Consolidated Balance Sheets -
        June 30, 2001 and December 31, 2000                          4

     Condensed Consolidated Statements of Cash Flows -
        six months ended June 30, 2001 and 2000                      5

     Condensed Consolidated Statements of
        Changes in Stockholders' Deficit -
        three months and six months ended
        June 30, 2001 and 2000                                       6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           18

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       2001       2000        2001       2000
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $172.3     $201.3      $346.8     $410.6
Cost of sales                          124.4      137.9       250.1      285.5
----------------------------------    ------     ------      ------     ------
Gross profit                            47.9       63.4        96.7      125.1
Selling, general and
  administrative expenses               31.4       34.2        63.3       69.9
Restructuring expenses                                         16.2
----------------------------------    ------     ------      ------     ------
Income from operations                  16.5       29.2        17.2       55.2
Interest expense                       (24.7)     (24.8)      (50.3)     (49.0)
Interest income                          0.2        0.3         0.6        0.8
Other income (expense), net             (0.5)       5.6        (0.6)       5.8
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes       (8.5)      10.3       (33.1)      12.8
Provision (benefit) for income taxes    (3.7)       3.3       (14.5)       4.4
----------------------------------    ------     ------      ------     ------
Net income (loss)                     $ (4.8)    $  7.0      $(18.6)    $  8.4
----------------------------------    ======     ======      ======     ======
Basic earnings per share              $(0.15)    $ 0.23      $(0.60)    $ 0.27
----------------------------------    ======     ======      ======     ======
Diluted earnings per share            $(0.15)    $ 0.23      $(0.60)    $ 0.27
----------------------------------    ======     ======      ======     ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                      June 30,     December 31,
                                                        2001           2000
                                                    -------------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
  Cash and cash equivalents                              $    4.9      $    4.8
  Accounts receivable, net of allowance for
    doubtful accounts of $4.9 and $3.8                      138.9         149.0
  Inventories                                               158.8         150.7
  Deferred income taxes                                      32.0          23.8
  Other current assets                                       26.3           7.1
------------------------------------------------         --------      --------
          Total current assets                              360.9         335.4
Property, plant and equipment, net of accumulated
  depreciation of $259.0 and $250.7                         170.0         177.4
Cost in excess of net assets of acquired businesses, net    127.7         128.3
Other assets                                                 51.9          62.8
------------------------------------------------         --------      --------
Total Assets                                             $  710.5      $  703.9
------------------------------------------------         ========      ========

   LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt $    9.5      $    8.5
  Accounts payable                                           35.6          44.0
  Accrued expenses                                           99.5          91.1
------------------------------------------------         --------      --------
          Total current liabilities                         144.6         143.6
Long-term debt, exclusive of current maturities             846.4         824.5
Deferred income taxes                                         4.6           4.7
Other liabilities                                            39.7          43.3
------------------------------------------------         --------      --------
          Total liabilities                               1,035.3       1,016.1
------------------------------------------------         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity (deficit):
  Common stock (par value $.01 per share, 100,000,000
    shares authorized, 30,795,882 outstanding)                0.3           0.3
  Capital in excess of par value of stock                   424.3         417.3
  Retained earnings (deficit)                              (755.7)       (737.1)
  Accumulated other comprehensive income                      6.3           7.3
------------------------------------------------         --------      --------
          Total stockholders' deficit                      (324.8)       (312.2)
------------------------------------------------         --------      --------
Total Liabilities and Stockholders' Deficit              $  710.5      $  703.9
------------------------------------------------         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                Six Months
                                                              Ended June 30,
                                                           --------------------
                                                             2001        2000
------------------------------------------------------     --------    --------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net income (loss)                                       $  (18.6)   $    8.4
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation, amortization and other
         noncash charges                                       18.5        16.4
      Deferred income taxes                                    (8.3)       (0.2)
      Loss (gain) on disposals of property, plant
         and equipment                                          0.3        (5.7)
      Changes in assets and liabilities:
            Decrease (increase) in accounts receivable          9.0        (1.3)
            Increase in inventories                            (8.2)      (32.9)
            (Increase) decrease in other assets                (9.1)        5.5
            Decrease in accounts payable                       (8.1)      (12.2)
            Increase (decrease) in accrued expenses             8.4        (0.3)
            (Decrease) increase in other liabilities           (4.5)        0.6
------------------------------------------------------     --------   ---------
      Net cash used in operating activities                   (20.6)      (21.7)
------------------------------------------------------     --------   ---------
Cash Flows From Investing Activities:
   Proceeds from sale of property, plant and equipment          2.5        16.6
   Purchases of property, plant and equipment                  (7.2)      (16.2)
   Acquisitions of businesses and product lines                (1.3)       (0.3)
------------------------------------------------------     --------   ---------
      Net cash (used in) provided by investing activities      (6.0)        0.1
------------------------------------------------------     --------   ---------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                        1.0         3.0
   Issuance of long-term debt                                  24.1        13.9
   Reduction of long-term debt                                 (3.4)       (1.7)
   Capital contribution                                         7.0
   Other                                                       (2.0)       (0.2)
------------------------------------------------------     --------   ---------
      Net cash provided by financing activities                26.7        15.0
------------------------------------------------------     --------   ---------

   Net increase (decrease) in cash and cash equivalents         0.1        (6.6)
   Cash and cash equivalents at beginning of period             4.8        10.5
------------------------------------------------------     --------   ---------
   Cash and cash equivalents at end of period              $    4.9   $     3.9
------------------------------------------------------     ========   =========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT (Unaudited)
(In millions)

                                                                            Accumulated
                                                   Capital     Retained       Other
                                         Common   In Excess    Earnings    Comprehensive
                                         Stock     of Par      (Deficit)      Income         Total
                                         ------   ---------    ---------   -------------   ---------
THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2001:
Balance, March 31, 2001                  $ 0.3      $424.3      $(750.9)       $  6.2       $(320.1)
Net income (loss)                                                  (4.8)                       (4.8)
Other comprehensive income (loss), net                                            0.1           0.1
                                                                                            -------
     Comprehensive income                                                                      (4.7)
                                         -----      ------      -------        ------       -------
Balance, June 30, 2001                   $ 0.3      $424.3      $(755.7)       $  6.3       $(324.8)
                                         =====      ======      =======        ======       =======

Balance December 31, 2000                $ 0.3      $417.3      $(737.1)       $  7.3       $(312.2)
Net income (loss)                                                 (18.6)                      (18.6)
Other comprehensive income (loss), net                                           (1.0)         (1.0)
                                                                                            -------
     Comprehensive income                                                                     (19.6)
Capital contribution                                   7.0                                      7.0
                                         -----      ------      -------        ------       -------
     Balance June 30, 2001               $ 0.3      $424.3      $(755.7)       $  6.3       $(324.8)
                                         =====      ======      =======        ======       =======

THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2000:
Balance, March 31, 2000                  $ 0.3      $417.3      $(746.5)       $  8.5       $(320.4)
Net income                                                          7.0                         7.0
Other comprehensive income (loss), net                                           (0.7)         (0.7)
                                                                                            -------
     Comprehensive income                                                                       6.3
                                         -----      ------      -------        ------       -------
Balance, June 30, 2000                   $ 0.3      $417.3      $(739.5)       $  7.8       $(314.1)
                                         =====      ======      =======        ======       =======

Balance December 31, 1999                $ 0.3      $417.3      $(747.9)       $  8.6       $(321.7)
Net income                                                          8.4                         8.4
Other comprehensive income (loss), net                                           (0.8)         (0.8)
                                                                                            -------
     Comprehensive income                                                                       7.6
                                         -----      ------      -------        ------       -------
     Balance June 30, 2000               $ 0.3      $417.3      $(739.5)       $  7.8       $(314.1)
                                         =====      ======      =======        ======       =======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2001 due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

The Company's Internet home page is http://www.blount.com.


NOTE 2 During the first quarter of 2001, the Company incurred a restructuring expense of $16.2 million. The expense includes $0.6 million related to the closure of a manufacturing facility in Zebulon, North Carolina. The remaining $15.6 million in restructuring expense relates to the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. Estimated annual savings from the actions are anticipated to be approximately $6 million, with $5 million generated in fiscal year 2001, including $2.5 million in the first six months. At the end of the second quarter, the accrued restructuring reserve was $13.0 million.


NOTE 3  Inventories consist of the following (in millions):

                                                June 30,       December 31,
                                                  2001             2000
         ---------------------------------    ------------     ------------
         Finished goods                          $ 83.2           $ 81.1
         Work in process                           26.6             27.3
         Raw materials and supplies                49.0             42.3
         ---------------------------------       ------           ------
                                                 $158.8           $150.7
         ---------------------------------       ======           ======

NOTE 4  Segment information is as follows (in millions):

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       2001       2000        2001       2000
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 89.3     $ 90.3      $180.4     $183.9
   Sporting Equipment                   55.2       71.7       110.7      145.1
   Industrial and Power Equipment       27.8       39.3        55.7       81.6
----------------------------------    ------     ------      ------     ------
                                      $172.3     $201.3      $346.8     $410.6
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 17.4     $ 20.5      $ 37.0     $ 42.5
   Sporting Equipment                    2.0        9.8         2.7       16.2
   Industrial and Power Equipment       (1.0)       1.7        (2.7)       3.0
----------------------------------    ------     ------      ------     ------
Operating income from segments          18.4       32.0        37.0       61.7
Corporate office expenses               (1.9)      (2.8)       (3.6)      (6.5)
Restructuring expenses                                        (16.2)
----------------------------------    ------     ------      ------     ------
   Income from operations               16.5       29.2        17.2       55.2
Interest expense                       (24.7)     (24.8)      (50.3)     (49.0)
Interest income                          0.2        0.3         0.6        0.8
Other income (expense), net             (0.5)       5.6        (0.6)       5.8
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes     $ (8.5)    $ 10.3      $(33.1)    $ 12.8
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

On or about July 26, 2001, the Company's Federal Cartridge Company subsidiary received notice from the Region 5 Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties totaling $255,400 in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota, ammunition manufacturing site. These include the allegedly

(i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations, and (iv) improper training of certain responsible personnel.

The Company plans to correct certain cited activities and pay the fines associated with these activities. The Company will meet with EPA representatives in an effort to contest or mitigate other allegations and the corresponding fines. The Company is also investigating a potential right to indemnification from a prior owner for certain portions of the activities cited. Until the Company has completed its review and met with the EPA, it cannot be certain as to the final outcome of this matter; nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA and the costs to correct the alleged violations will have a materially adverse effect on its consolidated financial condition or operating results.

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


NOTE 6 During the six months ended June 30, 2001, tax payments of $3.5 million were made, while in the six months ended June 30, 2000, a net tax refund of $0.5 million was received. The Company has settled its issues with the Internal Revenue Service through the 1996 fiscal year with no material adverse effect. The periods from fiscal 1997 through 2000 are still open for review. Interest paid during the six months ended June 30, 2001 and 2000 was $48.5 million and $43.7 million.

During the second quarter of 2001, the Company sold a fractional interest in an aircraft that resulted in a pre-tax loss of $0.3 million and is included in "Other Income (Expense)." The remaining other expense results from realized losses on securities held in two rabbi trusts (see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for information regarding these two trusts).

During the second quarter of 2000, the Company disposed of some non-core assets, an airplane and a manufacturing facility in North Carolina that was part of 1999 plant rationalization and production realignment efforts of the Industrial and Power Equipment segment. The resulting pre-tax gain on the sales of $4.7 million is included in "Other Income (Expense)." The remaining other income in the second quarter of 2000 results from realized gains on securities held in the rabbi trusts.

NOTE 7 For the six months ended June 30, 2001 and 2000, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                 ----------------------  ----------------------
                                    2001        2000        2001        2000
------------------------------   ----------  ----------  ----------  ----------
Net income (in millions)         $     (4.8) $      7.0  $    (18.6) $      8.4
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  30,795,882  30,795,882  30,795,882  30,795,882
   Dilutive effect of stock
      options
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   30,795,882  30,795,882  30,795,882  30,795,882
------------------------------   ==========  ==========  ==========  ==========


NOTE 8 The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Six Months
Ended June 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  197.3    $131.1       $ 91.5      $   (73.1)   $346.8
Cost of sales                                                   151.4     107.7         63.0          (72.0)    250.1
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     45.9      23.4         28.5           (1.1)     96.7
Selling, general and administrative expenses     $  0.4          24.6      19.2         19.1                     63.3
Restructuring Expense                                            16.2                                            16.2
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.4)          5.1       4.2          9.4           (1.1)     17.2
Interest expense                                  (17.4)        (49.1)     (4.7)        (0.2)          21.1     (50.3)
Interest income                                     0.1          21.1       0.2          0.3          (21.1)      0.6
Other income (expense), net                                      (0.2)                  (0.4)                    (0.6)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (17.7)        (23.1)     (0.3)         9.1           (1.1)    (33.1)
Provision (benefit) for income taxes               (7.8)        (10.0)     (0.1)         3.5           (0.1)    (14.5)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (9.9)        (13.1)     (0.2)         5.6           (1.0)    (18.6)
Equity in earnings of affiliated companies, net    (8.7)          4.4                                   4.3
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $(18.6)     $   (8.7)   $ (0.2)      $  5.6      $     3.3    $(18.6)
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended June 30, 2001

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $   96.2    $ 66.5       $ 43.9      $   (34.3)   $172.3
Cost of sales                                                    73.0      55.5         29.9          (34.0)    124.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     23.2      11.0         14.0           (0.3)     47.9
Selling, general and administrative expenses     $  0.2          13.2       8.4          9.6                     31.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.2)         10.0       2.6          4.4           (0.3)     16.5
Interest expense                                   (8.4)        (23.9)     (2.5)        (0.1)          10.2     (24.7)
Interest income                                                  10.2       0.1          0.1          (10.2)      0.2
Other income (expense), net                                      (0.3)                  (0.2)                    (0.5)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (8.6)         (4.0)      0.2          4.2           (0.3)     (8.5)
Provision (benefit) for income taxes               (3.8)         (1.6)      0.1          1.7           (0.1)     (3.7)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (4.8)         (2.4)      0.1          2.5           (0.2)     (4.8)
Equity in earnings of affiliated companies, net                   2.4       0.1                        (2.5)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $ (4.8)     $           $  0.2       $  2.5      $    (2.7)   $ (4.8)
                                                 ======      ========    ======       ======      =========    ======

Note:  Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

June 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    1.8    $ (0.4)      $  3.5                   $     4.9
  Accounts receivable, net                                       57.4      67.6         13.9                       138.9
  Intercompany receivables                                      313.9      39.3          6.7      $  (359.9)
  Inventories                                                    54.4      85.9         18.5                       158.8
  Deferred income taxes                                          32.1                                  (0.1)        32.0
  Other current assets                                           24.4       0.7          1.2                        26.3
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        484.0     193.1         43.8         (360.0)       360.9
Investments in affiliated companies              $ 49.2         381.0                    0.2         (430.4)
Property, plant and equipment, net                               65.5      78.3         26.2                       170.0
Cost in excess of net assets of acquired
  businesses, net                                                36.9      84.1          6.7                       127.7
Intercompany notes receivable                                                            6.1           (6.1)
Other assets                                                     47.4       1.2          3.3                        51.9
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $ 49.2      $1,014.8    $356.7       $ 86.3      $  (796.5)   $   710.5
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  6.1                   $     9.5
  Accounts payable                               $  0.1          14.9    $ 15.1          5.5                        35.6
  Intercompany payables                           359.9                                           $  (359.9)
  Accrued expenses                                               73.0      18.0          8.6           (0.1)        99.5
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     360.0          91.3      33.1         20.2         (360.0)       144.6
Long-term debt, exclusive of current maturities    14.0         832.3                    0.1                       846.4
Intercompany notes payable                                        6.1                                  (6.1)
Deferred income taxes, exclusive of
  current portion                                                 2.6                    2.0                         4.6
Other liabilities                                                33.3       5.7          0.7                        39.7
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             374.0         965.6      38.8         23.0         (366.1)     1,035.3
Stockholders' equity (deficit)                   (324.8)         49.2     317.9         63.3         (430.4)      (324.8)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ 49.2      $1,014.8    $356.7       $ 86.3      $  (796.5)   $   710.5
                                                 ======      ========    ======       ======      =========    =========

For The Six Months
Ended June 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $    (8.9)  $  (16.6)   $  3.8       $  3.6      $    (2.5)   $   (20.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sale of property, plant and
  equipment                                                       2.3                    0.2                         2.5
Purchases of property, plant and equipment                       (2.0)     (2.9)        (2.3)                       (7.2)
Acquisitions of product lines                                    (1.3)                                              (1.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (1.0)     (2.9)        (2.1)                       (6.0)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase in short-term borrowings                             0.1                    0.9                         1.0
Issuance of long-term debt                            13.0       11.1                                               24.1
Reduction of long-term debt                                      (3.4)                                              (3.4)
Dividends paid                                                                          (2.5)           2.5
Advances from (to) affiliated companies              (11.1)      (8.4)     (0.5)                       20.0
Capital contribution                                   7.0       20.0                                 (20.0)         7.0
Other                                                            (2.0)                                              (2.0)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                           8.9       17.4      (0.5)        (1.6)           2.5         26.7
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                    (0.2)      0.4         (0.1)                        0.1
Cash and cash equivalents at beginning of period                  2.0      (0.8)         3.6                         4.8
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period       $           $    1.8    $ (0.4)      $  3.5      $            $     4.9
                                                 =========   ========    ======       ======      =========    =========

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
                                                 ======      ========    ======       ======      =========    =========

For The Six Months
Ended June 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  233.1    $155.0       $ 97.1      $   (74.6)   $410.6
Cost of sales                                                   175.9     116.2         66.7          (73.3)    285.5
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     57.2      38.8         30.4           (1.3)    125.1
Selling, general and administrative expenses     $  0.5          29.5      20.0         19.9                     69.9
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.5)         27.7      18.8         10.5           (1.3)     55.2
Interest expense                                  (16.4)        (48.8)     (6.3)        (0.3)          22.8     (49.0)
Interest income                                     0.1          23.1       0.2          0.1          (22.7)      0.8
Other income (expense), net                                       6.1      (0.1)        (0.2)                     5.8
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (16.8)          8.1      12.6         10.1           (1.2)     12.8
Provision (benefit) for income taxes               (7.4)          3.0       4.8          4.0                      4.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (9.4)          5.1       7.8          6.1           (1.2)      8.4
Equity in earnings of affiliated companies, net    17.8          12.7      (0.1)                      (30.4)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  8.4      $   17.8    $  7.7       $  6.1      $   (31.6)   $  8.4
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended June 30, 2000

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  113.3    $ 78.2       $ 45.7      $   (35.9)   $201.3
Cost of sales                                                    84.3      56.7         32.0          (35.1)    137.9
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     29.0      21.5         13.7           (0.8)     63.4
Selling, general and administrative expenses     $  0.2          14.2      10.1          9.7                     34.2
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.2)         14.8      11.4          4.0           (0.8)     29.2
Interest expense                                   (8.5)        (24.9)     (3.5)        (0.1)          12.2     (24.8)
Interest income                                                  12.4                                 (12.1)      0.3
Other income (expense), net                                       5.5       0.1                                   5.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (8.7)          7.8       8.0          3.9           (0.7)     10.3
Provision (benefit) for income taxes               (3.9)          2.4       3.1          1.7                      3.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (4.8)          5.4       4.9          2.2           (0.7)      7.0
Equity in earnings of affiliated companies, net    11.8           6.4                                 (18.2)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  7.0      $   11.8    $  4.9       $  2.2      $   (18.9)   $  7.0
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
Cash and cash equivalents at end of period       $           $    0.3    $ (3.0)      $  6.6      $            $     3.9
                                                 =========   ========    ======       ======      =========    =========

NOTE 9 In September 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. In October 2000, the Company purchased the assets of Windsor Forestry Tools Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. In October 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. The aggregate purchase price of these acquisitions was $41.3 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million, respectively.


NOTE 10 On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios are achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a convertible preferred equivalent security with warrants to acquire 1,000,000 shares of Blount common stock (or approximately 3% of the Company) that are exercisable immediately at a price of $0.01 a share. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock at the Annual Meeting of Stockholders held on April 19, 2001. The Company has recorded the fair value of the warrants of $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.


NOTE 11 In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items will not be amortized into results of operations, but instead would be reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to reduce annual amortization of goodwill and intangibles by approximately $4.7 million commencing January 1, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and six months ended June 30, 2001 were $172.3 million and $346.8 million compared to $201.3 million and $410.6 million for the comparable periods of the prior year. Net loss for the second quarter and first half of 2001 was $4.8 million ($0.15 per share) and $18.6 million ($0.60 per share) compared to net income of $7.0 million ($0.23 per share) and $8.4 million ($0.27 per share) in the comparable periods of last year. This year's results include after-tax, non-recurring restructuring costs of $9.1 million ($0.30 per share) related to a plant closure within the Industrial and Power Equipment segment, the modification of certain employee benefit plans and the reduction of headcount within the Company. These results reflect decreases in sales and operating income within all three segments, principally due to reduced demand associated with weaker market conditions, partially offset by decreased corporate expenses. Total selling, general and administrative expenses, excluding the non-recurring restructuring costs, were $31.4 million and $63.3 million in comparison to $34.2 million and $69.9 million in last year's second quarter and first half, respectively. The reduction in expenses reflects reduced corporate overhead and volume-related costs within the segments in comparison to last year. Interest expense in the second quarter and first half of 2001 was $24.7 million and $50.3 million in comparison to $24.8 million and $49.0 million in 2000. The increase in interest expense in the first half is due to higher debt levels, partially offset by lower interest rates. The Company's effective income tax rate in 2001 is equal to the tax rate in 2000. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Sales for the Outdoor Products segment for the second quarter and first six months of 2001 were $89.3 million and $180.4 million compared to $90.3 million and $183.9 during the comparable periods of 2000. Operating income was $17.4 million for the second quarter and $37.0 million for the first half of 2001 compared to $20.5 million and $42.5 million last year. The decline in sales is due to a decrease in lawn mower unit sales, partially offset by increases in chain saw components, as indicated in the following table:

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2001     2000    in 2001     2001     2000    in 2001
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 57.0   $ 55.5     2.7 %    $118.3   $115.6     2.3 %
Lawn mowers and accessories        21.9     24.5   (10.6)       40.9     46.9   (12.8)
Other                              10.4     10.3     1.0        21.2     21.4    (0.9)
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 89.3   $ 90.3    (1.1)%    $180.4   $183.9    (1.9)%
---------------------------      ======   ======              ======   ======

The decrease in operating income is primarily due to lower shipments of lawn mowers, reflecting unfavorable weather conditions in the southern United States, coupled with higher discounts, principally due to third-party financing arrangements that were not offered in the first half of 2000. Chain saw components sales increased in the second quarter and first half of 2001 as compared to the same periods last year with improved results in North America, South America, and the incremental sales from the Windsor Forestry acquisition in October of 2000 and were partially offset by lower sales in Europe. The first quarter and first half of 2000 was favorably impacted by severe windstorm damage in Europe.

Sales for the Sporting Equipment segment declined to $55.2 million for the second quarter and $110.7 million for the first half of 2001 as compared to $71.7 million and $145.1 million during the same periods last year. This performance reflects lower sales of ammunition to the retail market sector due to high distributor inventory levels resulting in part from the carryover effects of Y2K buying and lower competitive selling prices on optical products, partially offset by increased sales to law enforcement and international markets. Operating income decreased to $2.0 million and $2.7 million in the current year's second quarter and first six months from $9.8 million and $16.2 million for the same periods during the prior year. Operating profit was impacted by lower ammunition volume and selling prices due to customer and product shifts, lower optics selling prices, and reduced other sales which are predominantly accessories products, partially offset by lower selling, general and administrative expenses. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2001     2000    in 2001     2001     2000    in 2001
---------------------------      ------   ------  ----------  ------   ------  ----------
Ammunition and related products  $ 41.6   $ 54.3   (23.4)%    $ 82.1   $108.5   (24.3)%
Sports optical products             7.0      7.7    (9.1)       12.6     16.6   (24.1)
Other                               6.6      9.7   (32.0)       16.0     20.0   (20.0)
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 55.2   $ 71.7   (23.0)%    $110.7   $145.1   (23.7)%
---------------------------      ======   ======              ======   ======

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States), as well as the need to offer discounts in response to extremely aggressive competitive pricing for available sales. An overhang of used equipment in certain dealers' inventories, although reduced from earlier levels, continues to negatively impact sales of new equipment. Sales of gear components and rotation bearings declined in the second quarter and first half as demand declined with a slowdown in the utility and construction markets that the segment serves. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                  Six Months
                                       Ended June 30,               Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2001     2000    in 2001     2001     2000    in 2001
---------------------------      ------   ------  ----------  ------   ------  ----------
Timber harvesting and loading
  equipment                      $ 22.6   $ 32.6   (30.7)%    $ 45.6   $ 68.5   (33.4)%
Gear components and rotation
  bearings                          5.2      6.7   (22.4)       10.1     13.1   (22.9)
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 27.8   $ 39.3   (29.3)%    $ 55.7   $ 81.6   (31.7)%
---------------------------      ======   ======              ======   ======

The segment had an operating loss of $1.0 million and $2.7 million for the second quarter and first six months of 2001 as compared to operating income of $1.7 million and $3.0 million for the comparable periods last year, reflecting weaker market conditions and the associated demand for timber harvesting equipment and gear components. During the first quarter of 2001, the Company announced the permanent closure of a manufacturing facility to reduce excess capacity production. The facility closure was completed in the second quarter. Unit production from the closed facility was transferred to another Company facility, outsourced to a third-party or eliminated from the product line to permanently reduce the segment's fixed cost base.

The Company's total backlog increased to $80.2 million at June 30, 2001 from $78.7 million at December 31, 2000 and declined from $114.7 million at June 30, 2000 as follows (in millions):

                                                        Backlog
                                        ----------------------------------------
                                          June 30,    December 31,    June 30,
                                            2001          2000          2000
------------------------------------    ------------  ------------  ------------
Outdoor Products                           $ 40.2        $ 49.0        $ 59.0
Sporting Equipment                           24.6          14.6          35.9
Industrial and Power Equipment               15.4          15.1          19.8
------------------------------------       ------        ------        ------
                                           $ 80.2        $ 78.7        $114.7
------------------------------------       ======        ======        ======

Financial Condition, Liquidity and Capital Resources

On August 19, 1999, Blount International, Inc. merged with Red Dog Acquisition, Corp., a wholly-owned subsidiary of Lehman Brothers Partners II, L.P. The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 19, 1999. At June 30, 2001, as a result of the merger and recapitalization transactions, the Company had significant amounts of debt, with interest payments on outstanding notes and interest and principal payments under a secured credit agreement representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal of $3.4 million annually through 2004, $161.7 million in 2005, and $160.5 million in 2006. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures, and potential acquisitions. The Company is in compliance with all the financial condition covenants of the secured credit agreement.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. At June 30, 2001, the Company had $29.2 million outstanding borrowings under its $100.0 million revolving credit facility. Letters of credit issued under the revolving credit facility that reduce the amount available under the facility totaled $12.3 million at June 30, 2001. The revolving credit facility matures August 19, 2004.

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

In the second quarter ended June 30, 2001, the Company's consolidated EBITDA was below the threshold defined in the affirmative covenants of the amendment to the credit agreement. The Company has engaged independent consultants and is working with the Administrative Agent in order to address compliance with this requirement.

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $332.4 million which mature at various dates through 2006. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at June 30, 2001 were $4.9 million compared to $4.8 million on December 31, 2000. Cash used in operating activities for the first six months of 2001 was $20.6 million in comparison to $21.7 million for the same period last year. The decrease in cash used reflects lower working capital usage for inventory of $24.7 million, accounts receivable of $10.3 million, and accounts payable of $4.1 million, partially offset by a decrease in net income of $27.0 million and an increase in current deferred taxes of $8.1 million. Working capital at June 30, 2001 increased to $216.3 million from $191.8 million at December 31, 2000. Other current assets increased by $19.2 million, inventory increased by $8.1 million, deferred income taxes increased by $8.2 million, and accounts receivable decreased by $10.1 million. The increase in other current assets is due to the reclassification of long-term assets to current assets in order to fund the Company's restructuring plans and the recognition of an income tax receivable related to the first half operating loss. The inventory increase reflects the seasonal build required to meet third quarter shipments within the Sporting Equipment segment. The decrease in receivables from year end reflects lower sales levels within the Industrial and Power Equipment segment and the impact of the third-party financing programs offered by Dixon.

Accounts receivable at June 30, 2001 and December 31, 2000 and sales by segment for the second quarter of 2001 compared to the fourth quarter of 2000 were as follows (in millions):

                                          June 30,    December 31,    Increase
                                            2001          2000       (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 50.2        $ 56.8        $ (6.6)
  Sporting Equipment                         70.8          69.9           0.9
  Industrial and Power Equipment             17.9          21.9          (4.0)
------------------------------------       ------        ------        ------
    Total segment receivables              $138.9        $148.6        $ (9.7)
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                          June 30,    December 31,    Increase
                                            2001          2000       (Decrease)
------------------------------------    ------------  ------------  ------------
Sales:
  Outdoor Products                         $ 89.3        $ 88.4        $  0.9
  Sporting Equipment                         55.2          78.7         (23.5)
  Industrial and Power Equipment             27.8          31.3          (3.5)
------------------------------------       ------        ------        ------
    Total segment sales                    $172.3        $198.4        $(26.1)
------------------------------------       ======        ======        ======

The Company's Outdoor Product's segment includes Oregon Cutting Systems, Frederick Manufacturing, and Dixon Industries. An increased mix of sales to original equipment manufacturers ("OEMs") that generally require shorter payment terms, coupled with the third-party financing offered by Dixon, resulted in a decrease in that segment's accounts receivable from year end. Because of the seasonal nature of the Sporting Equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and market response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment in advance of the fall hunting season. As a result of this program, the segment's accounts receivable balance increased in the second quarter from the year ended December 31, 2000 by $0.9 million, despite a decline of $23.5 million in sales from the fourth quarter of 2000. Extended term receivables for the year ended December 31, 2000 were $37.4 million and increased to $41.4 million for the quarter ended June 30, 2001. The decrease in receivables within the Industrial and Power Equipment segment are reflective of lower sales in the second quarter of 2001 in comparison to the fourth quarter of 2000.

Net cash used for investing activities for the first six months is $6.0 million. Included in this amount is $1.3 million related to the purchase of Fabtek, Inc. and Windsor Forestry which were both acquired in 2000. Purchases for property, plant and equipment in the current year are $7.2 million. In the second quarter of this year, the Company generated $2.5 million from the sale of assets, including the sale of a fractional interest in an aircraft.

The Company has absorbed the increase in working capital and the acquisitions through operating cash flows and short-term borrowings under its revolving credit agreement. Cash provided by financing activities for the first six months of 2001 was $26.7 million, with $11.1 million from the utilization of the revolving credit facility and $20.0 million from the purchase of a preferred equivalent security by an affiliate of Lehman Brothers, the Company's principal stockholder. Given the historically stronger fourth quarter cash flows (in 2000, the first half operating cash flow was a usage of $(21.7) million in comparison to $51.5 million generated in the second half), the Company expects the cash flows from operations and amounts borrowed under its revolving credit agreements will be sufficient to cover any additional increases in working capital until market conditions improve in the Industrial and Power Equipment and Sporting Equipment segments. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms offered within the Sporting Equipment segment.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items will not be amortized into results of operations, but instead would be reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to reduce annual amortization of goodwill and intangibles by approximately $4.7 million commencing January 1, 2002.

Forward Looking Statements

Forward looking statements in this report, as defined by the Private Securities Litigation Reform Law of 1995, including expectations or beliefs based upon historic patterns or other factors listed in this report, involve certain risks and uncertainties that may cause actual results to differ materially from those anticipated as of the date of this report.






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  August 13, 2001                        /s/ Rodney W. Blankenship
                                        ---------------------------------------
                                                  Rodney W. Blankenship
                                                Senior Vice President and
                                                 Chief Financial Officer