Form 10-Q
period 2001-09-30
BLOUNT INTERNATIONAL INC
filed 2001-11-14
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                                          Outstanding at
      Class of Common Stock                             September 30, 2001
      ---------------------                             ------------------
         $.01 Par Value                                 30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months and nine months ended
        September 30, 2001 and 2000                                  3

     Condensed Consolidated Balance Sheets -
        September 30, 2001 and December 31, 2000                     4

     Condensed Consolidated Statements of Cash Flows -
        nine months ended September 30, 2001 and 2000                5

     Condensed Consolidated Statements of
        Changes in Stockholders' Deficit -
        three months and nine months ended
        September 30, 2001 and 2000                                  6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           18

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2001       2000        2001       2000
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $194.5     $219.2      $541.3     $629.8
Cost of sales                          143.4      155.4       393.4      440.9
----------------------------------    ------     ------      ------     ------
Gross profit                            51.1       63.8       147.9      188.9
Selling, general and
  administrative expenses               33.7       33.5        97.1      103.4
Restructuring expenses                                         16.2
----------------------------------    ------     ------      ------     ------
Income from operations                  17.4       30.3        34.6       85.5
Interest expense                       (24.0)     (25.3)      (74.3)     (74.3)
Interest income                          0.2        0.3         0.8        1.1
Other income (expense), net              0.2        0.5        (0.4)       6.4
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes       (6.2)       5.8       (39.3)      18.7
Provision (benefit) for income taxes                2.5       (14.6)       7.1
----------------------------------    ------     ------      ------     ------
Net income (loss)                     $ (6.2)    $  3.3      $(24.7)    $ 11.6
----------------------------------    ======     ======      ======     ======
Basic earnings per share              $(0.20)    $ 0.11      $(0.80)    $ 0.38
----------------------------------    ======     ======      ======     ======
Diluted earnings per share            $(0.20)    $ 0.11      $(0.80)    $ 0.38
----------------------------------    ======     ======      ======     ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                    September 30,  December 31,
                                                        2001           2000
                                                    -------------  ------------
                                                              (Unaudited)
                      ASSETS
------------------------------------------------
Current assets:
  Cash and cash equivalents                              $   35.0      $    4.8
  Accounts receivable, net of allowance for
    doubtful accounts of $4.9 and $3.8                      151.7         149.0
  Inventories                                               138.5         150.7
  Deferred income taxes                                      38.3          23.8
  Other current assets                                       12.2           7.1
------------------------------------------------         --------      --------
          Total current assets                              375.7         335.4
Property, plant and equipment, net of accumulated
  depreciation of $261.4 and $250.7                         167.4         177.4
Cost in excess of net assets of acquired businesses, net    126.5         128.3
Other assets                                                 50.3          62.8
------------------------------------------------         --------      --------
Total Assets                                             $  719.9      $  703.9
------------------------------------------------         ========      ========

   LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt $  868.7      $    8.5
  Accounts payable                                           35.1          44.0
  Accrued expenses                                           86.0          91.1
------------------------------------------------         --------      --------
          Total current liabilities                         989.8         143.6
Long-term debt, exclusive of current maturities              14.8         824.5
Deferred income taxes                                         4.0           4.7
Other liabilities                                            42.5          43.3
------------------------------------------------         --------      --------
          Total liabilities                               1,051.1       1,016.1
------------------------------------------------         --------      --------
Commitments and Contingent Liabilities
Stockholders' equity (deficit):
  Common stock (par value $.01 per share, 100,000,000
    shares authorized, 30,795,882 outstanding)                0.3           0.3
  Capital in excess of par value of stock                   424.3         417.3
  Retained earnings (deficit)                              (761.7)       (737.1)
  Accumulated other comprehensive income                      5.9           7.3
------------------------------------------------         --------      --------
          Total stockholders' deficit                      (331.2)       (312.2)
------------------------------------------------         --------      --------
Total Liabilities and Stockholders' Deficit              $  719.9      $  703.9
------------------------------------------------         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                               Nine Months
                                                           Ended September 30,
                                                           --------------------
                                                             2001        2000
------------------------------------------------------     --------    --------
                                                                (Unaudited)
Cash Flows From Operating Activities:
   Net income (loss)                                       $  (24.7)   $   11.6
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation, amortization and other
         noncash charges                                       27.9        24.4
      Deferred income taxes                                   (15.2)
      Loss (gain) on disposals of property, plant
         and equipment                                          0.3        (5.5)
      Changes in assets and liabilities:
            Increase in accounts receivable                    (3.9)       (9.1)
            Decrease (increase) in inventories                 12.2       (32.5)
            Decrease in other assets                            5.2         2.8
            Decrease in accounts payable                       (8.6)       (7.0)
            Decrease in accrued expenses                       (5.1)       (5.6)
            (Decrease) increase in other liabilities           (1.1)        0.1
------------------------------------------------------     --------    --------
      Net cash used in operating activities                   (13.0)      (20.8)
------------------------------------------------------     --------    --------
Cash Flows From Investing Activities:
   Proceeds from sale of property, plant and equipment          2.6        16.6
   Purchases of property, plant and equipment                 (10.9)      (22.4)
   Acquisitions of businesses and product lines                (1.3)      (17.8)
------------------------------------------------------     --------    --------
      Net cash (used in) provided by investing activities      (9.6)      (23.6)
------------------------------------------------------     --------    --------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                                    3.0
   Issuance of long-term debt, classified as current           52.9        36.6
   Reduction of long-term debt, classified as current          (4.3)       (2.6)
   Capital contribution                                         7.0
   Other                                                       (2.8)       (0.6)
------------------------------------------------------     --------    --------
      Net cash provided by financing activities                52.8        36.4
------------------------------------------------------     --------    --------

   Net increase (decrease) in cash and cash equivalents        30.2        (8.0)
   Cash and cash equivalents at beginning of period             4.8        10.5
------------------------------------------------------     --------    --------
   Cash and cash equivalents at end of period              $   35.0    $    2.5
------------------------------------------------------     ========    ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT (Unaudited)
(In millions)

                                                                            Accumulated
                                                   Capital     Retained       Other
                                         Common   In Excess    Earnings    Comprehensive
                                         Stock     of Par      (Deficit)      Income         Total
                                         ------   ---------    ---------   -------------   ---------
THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2001:
Balance, June 30, 2001                   $ 0.3      $424.3      $(755.7)       $  6.3       $(324.8)
Net income (loss)                                                  (6.2)                       (6.2)
Other comprehensive income (loss), net                                           (0.3)         (0.3)
                                                                                            -------
     Comprehensive income                                                                      (6.4)
                                         -----      ------      -------        ------       -------
Balance, September 30, 2001              $ 0.3      $424.3      $(761.7)       $  5.9       $(331.2)
                                         =====      ======      =======        ======       =======

Balance December 31, 2000                $ 0.3      $417.3      $(737.1)       $  7.3       $(312.2)
Net income (loss)                                                 (24.7)                      (24.7)
Other comprehensive income (loss), net                                           (1.3)         (1.3)
                                                                                            -------
     Comprehensive income                                                                     (26.0)
Capital contribution                                   7.0                                      7.0
                                         -----      ------      -------        ------       -------
     Balance September 30, 2001          $ 0.3      $424.3      $(761.7)       $  5.9       $(331.2)
                                         =====      ======      =======        ======       =======

THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2000:
Balance, June 30, 2000                   $ 0.3      $417.3      $(739.5)       $  7.8       $(314.1)
Net income                                                          3.3                         3.3
Other comprehensive income (loss), net                                           (0.3)         (0.3)
                                                                                            -------
     Comprehensive income                                                                       3.0
                                         -----      ------      -------        ------       -------
Balance, September 30, 2000              $ 0.3      $417.3      $(736.2)       $  7.5       $(311.1)
                                         =====      ======      =======        ======       =======

Balance December 31, 1999                $ 0.3      $417.3      $(747.9)       $  8.6       $(321.7)
Net income                                                         11.6                        11.6
Other comprehensive income (loss), net                                           (1.1)         (1.1)
                                                                                            -------
     Comprehensive income                                                                      10.6
                                         -----      ------      -------        ------       -------
     Balance September 30, 2000          $ 0.3      $417.3      $(736.2)       $  7.5       $(311.1)
                                         =====      ======      =======        ======       =======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2001 and the results of operations and cash flows for the periods ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2001 due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

The Company's Internet home page is http://www.blount.com.


NOTE 2 During the first quarter of 2001, the Company incurred a restructuring expense of $16.2 million. The expense includes $0.6 million related to the closure of a manufacturing facility in Zebulon, North Carolina. The remaining $15.6 million in restructuring expense relates to the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. Estimated annual savings from the actions are anticipated to be approximately $6 million, with $5 million generated in fiscal year 2001, including $3.7 million in the first nine months.


NOTE 3  Inventories consist of the following (in millions):

                                              September 30,    December 31,
                                                  2001             2000
         ---------------------------------    -------------    ------------
         Finished goods                          $ 67.2           $ 81.1
         Work in process                           25.7             27.3
         Raw materials and supplies                45.6             42.3
         ---------------------------------       ------           ------
                                                 $138.5           $150.7
         ---------------------------------       ======           ======

NOTE 4  Segment information is as follows (in millions):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2001       2000        2001       2000
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 82.0     $ 88.4      $262.4     $272.3
   Sporting Equipment                   80.9       90.5       191.6      235.7
   Industrial and Power Equipment       31.6       40.3        87.3      121.8
----------------------------------    ------     ------      ------     ------
                                      $194.5     $219.2      $541.3     $629.8
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 15.8     $ 19.9      $ 52.8     $ 62.3
   Sporting Equipment                    3.4       10.3         6.1       26.5
   Industrial and Power Equipment        0.1        2.4        (2.6)       5.4
----------------------------------    ------     ------      ------     ------
Operating income from segments          19.3       32.6        56.3       94.2
Corporate office expenses               (1.9)      (2.3)       (5.5)      (8.7)
Restructuring expenses                                        (16.2)
----------------------------------    ------     ------      ------     ------
   Income from operations               17.4       30.3        34.6       85.5
Interest expense                       (24.0)     (25.3)      (74.3)     (74.3)
Interest income                          0.2        0.3         0.8        1.1
Other income (expense), net              0.2        0.5        (0.4)       6.4
----------------------------------    ------     ------      ------     ------
Income (loss) before income taxes     $ (6.2)    $  5.8      $(39.3)    $ 18.7
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

The Company plans to correct certain cited activities and pay the fines associated with these activities. On November 6, 2001, the Company began discussions with EPA representatives in an effort to contest or mitigate other allegations and the corresponding fines. The Company is also discussing potential indemnification with a prior owner for certain portions of the activities cited. Until the Company has completed these discussions, it cannot be certain as to the final outcome of this matter; nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA and the costs to correct the alleged violations will have a materially adverse effect on its consolidated financial condition or operating results.

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

On September 12, 2001, an arbitrator awarded $1,189,563 to a manufacturer of cutter heads marketed by the Company's Forestry and Industrial Equipment Division with certain of its products. This was a result of the Company's failure to purchase the annual minimum quantities due under a three-year distribution and supply agreement. The amount awarded was paid in October and the contract was terminated.

See Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for other commitments and contingencies of the Company which have not changed significantly since that date.


NOTE 6 During the nine months ended September 30, 2001, tax payments of $4.6 million were made, while in the nine months ended September 30, 2000, tax payments of $4.3 million were made. The Company has settled its issues with the Internal Revenue Service through the 1996 fiscal year with no material adverse effect. The periods from fiscal 1997 through 2000 are still open for review. Interest paid during the nine months ended September 30, 2001 and 2000 was $78.8 million and $76.3 million.

The Company's "Other Income (Expense)" includes the gains and losses on disposed assets and realized gains and losses on securities held in two rabbi trusts (see
Note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for information regarding these two trusts). In the third quarter of this year, realized gains on securities in these trusts were $0.2 million in comparison to $0.6 million in the third quarter last year. Through nine months this year, realized gains have declined by $1.7 million from the comparable period of 2000. During the second quarter of 2001, the Company sold a fractional interest in an aircraft that resulted in a pre-tax loss of $0.3 million. During the second quarter of 2000, the Company disposed of some non-core assets, an airplane, and a manufacturing facility in North Carolina that was part of 1999 plant rationalization and production realignment efforts of the Industrial and Power Equipment segment. The resulting pre-tax gain on the sales included in "Other Income (Expense)" was $4.7 million.

NOTE 7 For the three months and nine months ended September 30, 2001 and 2000, net income and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                 ----------------------  ----------------------
                                    2001        2000        2001        2000
------------------------------   ----------  ----------  ----------  ----------
Net income (in millions)         $     (6.2) $      3.3  $    (24.7) $     11.6
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  30,795,882  30,795,882  30,795,882  30,795,882
   Dilutive effect of stock
      options
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   $    (0.20) $     0.11  $    (0.80) $     0.38
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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Nine Months
Ended September 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  297.1    $215.1       $119.4      $   (90.3)   $541.3
Cost of sales                                                   211.3     178.7         92.7          (89.3)    393.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     85.8      36.4         26.7           (1.0)    147.9
Selling, general and administrative expenses     $  0.5          51.6      30.1         14.9                     97.1
Restructuring expense                                            16.2                                            16.2
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.5)         18.0       6.3         11.8           (1.0)     34.6
Interest expense                                  (25.2)        (72.2)     (7.1)        (0.4)          30.6     (74.3)
Interest income                                     0.1          30.8       0.2          0.3          (30.6)      0.8
Other income (expense), net                                       0.1                   (0.5)                    (0.4)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (25.6)        (23.3)     (0.6)        11.2           (1.0)    (39.3)
Provision (benefit) for income taxes               (9.5)         (9.6)     (0.2)         4.7                    (14.6)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                            (16.1)        (13.7)     (0.4)         6.5           (1.0)    (24.7)
Equity in earnings of affiliated companies, net    (8.6)          5.1                                   3.5
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $(24.7)     $   (8.6)   $ (0.4)      $  6.5      $     2.5    $(24.7)
                                                 ======      ========    ======       ======      =========    ======

For The Three Months
Ended September 30, 2001

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $   89.1    $ 84.0       $ 38.6      $   (17.2)   $194.5
Cost of sales                                                    60.1      70.8         29.9          (17.4)    143.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     29.0      13.2          8.7            0.2      51.1
Selling, general and administrative expenses     $  0.1          18.1      10.9          4.6                     33.7
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.1)         10.9       2.3          4.1            0.2      17.4
Interest expense                                   (7.8)        (23.2)     (2.4)                        9.4     (24.0)
Interest income                                                   9.3                    0.3           (9.4)      0.2
Other income (expense), net                                       0.4                   (0.2)                     0.2
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (7.9)         (2.6)     (0.1)         4.2            0.2      (6.2)
Provision (benefit) for income taxes               (1.7)          0.1                    1.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (6.2)         (2.7)     (0.1)         2.6            0.2      (6.2)
Equity in earnings of affiliated companies, net                   2.7                                  (2.7)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $ (6.2)                 $ (0.1)      $  2.6      $    (2.5)   $ (6.2)
                                                 ======      ========    ======       ======      =========    ======

Note:  Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

September 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------

BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   32.6    $ (0.9)      $  3.3                   $    35.0
  Accounts receivable, net                                       56.3      78.7         16.7                       151.7
  Intercompany receivables                                      312.2      47.9          5.3      $  (365.4)
  Inventories                                                    47.0      73.2         18.3                       138.5
  Deferred income taxes                                          38.0       0.3                                     38.3
  Other current assets                                           10.5       0.7          1.0                        12.2
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        496.6     199.9         44.6         (365.4)       375.7
Investments in affiliated companies              $ 48.9         381.5                    0.3         (430.7)
Property, plant and equipment, net                               64.8      76.4         26.2                       167.4
Cost in excess of net assets of acquired
  businesses, net                                                36.4      83.5          6.6                       126.5
Intercompany notes receivable                                                            5.0           (5.0)
Other assets                                                     46.4       0.7          3.2                        50.3
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $ 48.9      $1,025.7    $360.5       $ 85.9      $  (801.1)   $   719.9
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $  863.7                 $  5.0                   $   868.7
  Accounts payable                                               14.6    $ 16.1          4.4                        35.1
  Intercompany payables                          $365.4                                           $  (365.4)
  Accrued expenses                                               55.5      21.6          8.9                        86.0
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     365.4         933.8      37.7         18.3         (365.4)       989.8
Long-term debt, exclusive of current maturities    14.7                                  0.1                        14.8
Intercompany notes payable                                        5.0                                  (5.0)
Deferred income taxes, exclusive of
  current portion                                                 2.1                    1.9                         4.0
Other liabilities                                                35.9       5.8          0.8                        42.5
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             380.1         976.8      43.5         21.1         (370.4)     1,051.1
Stockholders' equity (deficit)                   (331.2)         48.9     317.0         64.8         (430.7)      (331.2)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ 48.9      $1,025.7    $360.5       $ 85.9      $  (801.1)   $   719.9
                                                 ======      ========    ======       ======      =========    =========

For The Nine Months
Ended September 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------

STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   (14.3)  $   (5.9)   $  4.1       $  5.6      $    (2.5)   $   (13.0)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sale of property, plant and
  equipment                                                       2.5                    0.1                         2.6
Purchases of property, plant and equipment                       (3.7)     (3.7)        (3.5)                      (10.9)
Acquisitions of product lines                                    (1.3)                                              (1.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (2.5)     (3.7)        (3.4)                       (9.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase in short-term borrowings                             0.1                   (0.1)
Issuance of long-term debt, classified
  as current                                          13.0       39.9                                               52.9
Reduction of long-term debt, classified
  as current                                                     (4.3)                                              (4.3)
Dividends paid                                                                          (2.5)           2.5
Advances from (to) affiliated companies               (5.7)     (13.8)     (0.5)                       20.0
Capital contribution                                   7.0       20.0                                 (20.0)         7.0
Other                                                            (2.8)                                              (2.8)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                          14.3       39.1      (0.5)        (2.6)           2.5         52.8
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                    30.7      (0.1)        (0.4)                       30.2
Cash and cash equivalents at beginning of period                  2.0      (0.8)         3.6                         4.8
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $   32.7    $ (0.9)      $  3.2                   $    35.0
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
                                                 ======      ========    ======       ======      =========    =========

For The Nine Months
Ended September 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  347.8    $246.7       $144.3      $  (109.0)   $629.8
Cost of sales                                                   263.0     187.4         98.6         (108.1)    440.9
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     84.8      59.3         45.7           (0.9)    188.9
Selling, general and administrative expenses     $  0.7          42.9      29.9         29.9                    103.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.7)         41.9      29.4         15.8           (0.9)     85.5
Interest expense                                  (25.2)        (74.0)     (8.3)        (0.3)          33.5     (74.3)
Interest income                                     0.2          33.9       0.3          0.2          (33.5)      1.1
Other income (expense), net                                       6.5       0.1         (0.2)                     6.4
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (25.7)          8.3      21.5         15.5           (0.9)     18.7
Provision (benefit) for income taxes               (9.0)          2.2       8.2          5.7                      7.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                            (16.7)          6.1      13.3          9.8           (0.9)     11.6
Equity in earnings of affiliated companies, net    28.3          22.2      (0.1)                      (50.4)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $ 11.6      $   28.3    $ 13.2       $  9.8      $   (51.3)   $ 11.6
                                                 ======      ========    ======       ======      =========    ======


For The Three Months
Ended September 30, 2000

STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  120.6    $ 85.8       $ 47.2      $   (34.4)   $219.2
Cost of sales                                                    91.6      66.8         31.8          (34.8)    155.4
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     29.0      19.0         15.4            0.4      63.8
Selling, general and administrative expenses     $  0.2          13.9       9.4         10.0                     33.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.2)         15.1       9.6          5.4            0.4      30.3
Interest expense                                   (8.8)        (25.2)     (2.0)        (0.1)          10.8     (25.3)
Interest income                                     0.1          10.8       0.1          0.1          (10.8)      0.3
Other income (expense), net                                       0.7      (0.2)                                  0.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                  (8.9)          1.4       7.5          5.4            0.4       5.8
Provision (benefit) for income taxes               (1.7)         (0.3)      2.8          1.7                      2.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings of
  affiliated companies                             (7.2)          1.7       4.7          3.7            0.4       3.3
Equity in earnings of affiliated companies, net    10.5           8.8                                 (19.3)
                                                 ------      --------    ------       ------      ---------    ------
Net income (loss)                                $  3.3      $   10.5    $  4.7       $  3.7      $   (18.9)   $  3.3
                                                 ======      ========    ======       ======      =========    ======

For The Nine Months
Ended September 30, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $   374.8   $  (33.5)   $ 14.2       $  1.8      $  (378.1)   $   (20.8)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sale of property, plant and
  equipment                                                      15.1       1.5                                     16.6
Purchases of property, plant and equipment                      (14.1)     (4.3)        (4.0)                      (22.4)
Acquisitions of product lines                                   (17.2)     (0.6)                                   (17.8)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                           (16.2)     (3.4)        (4.0)                      (23.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase in short-term borrowings                                                    3.0                         3.0
Issuance of long-term debt                                       36.6                                               36.6
Reduction of long-term debt                                      (2.6)                                              (2.6)
Dividends paid                                                 (375.0)                  (3.1)         378.1
Advances from (to) affiliated companies             (374.8)     386.9     (12.1)
Other                                                            (0.6)                                              (0.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                        (374.8)      45.3     (12.1)        (0.1)         378.1         36.4
                                                 ---------   --------    ------       ------      ---------    ---------
Net decrease in cash and cash equivalents                        (4.4)     (1.3)        (2.3)                       (8.0)
Cash and cash equivalents at beginning of period                  5.3       0.3          4.9                        10.5
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    0.9    $ (1.0)      $  2.6                   $     2.5
                                                 =========   ========    ======       ======      =========    =========

NOTE 9 In September 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. In October 2000, the Company purchased the assets of Windsor Forestry Tools Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. In October 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. The aggregate purchase price of these acquisitions was $41.3 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million, respectively. Assuming these transactions were made at January 1, 2000, the consolidated pro forma results for 2000 would not be materially different from reported results.


NOTE 10 On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios are achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a convertible preferred equivalent security, together with warrants to acquire 1,000,000 shares of Blount common stock (or approximately 3% of the outstanding shares of common stock of the Company) that are exercisable immediately at a price of $0.01 a share. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock at the Annual Meeting of Stockholders held on April 19, 2001. The Company has recorded the fair value of the warrants at $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.


NOTE 11 In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items will not be amortized into results of operations, but instead would be reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to reduce annual amortization of goodwill and intangibles by approximately $4.7 million commencing January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of tangible long-term assets are to be recorded as a liability when the obligations are incurred.
The statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not expect any material impact on the results of operations upon implementation of SFAS 143.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," ("SFAS 144"). This statement establishes a single accounting model for long-lived assets to be disposed of by sale based on the framework established by SFAS 121. The statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing this new standard.


NOTE 12 On November 6, 2001, the Company signed a definitive purchase agreement to sell its Sporting Equipment Group ("SEG") business, consisting of the Sporting Equipment Division and the Federal Cartridge Company, Simmons Outdoor Corporation, and Estate Cartridge, Inc. subsidiaries, to Alliant Techsystems ("ATK") for approximately $250 million of ATK common stock. The sale is subject, among other things, to the customary government approvals. The Company anticipates that these approvals could be received in time for the transaction to be completed in the fourth quarter of 2001.


NOTE 13 On October 30, 2001, the Company notified the administrative agent for the Company's $500 million senior credit facility that it failed to meet certain financial covenants for the third quarter. Failure to meet these covenants is considered an event of default under the terms of the credit agreement. The Company has entered into an agreement with its creditors through January 31, 2002 that will allow the Company to complete the sale of its Sporting Equipment Group and, in conjunction with its creditors, determine revised financial ratios and covenants for the future. As part of this agreement, the lenders will forbear from exercising their rights and remedies arising from the event of default. Management believes it will be able to cure the events of default with its lenders prior to the expiration of the agreement. There can be no assurance, however, that this will be the case. Due to the expiration of the agreement on January 31, 2002, the Company has reclassified its long-term debt to current.


MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and nine months ended September 30, 2001 were $194.5 million and $541.3 million compared to $219.2 million and $629.8 million for the comparable periods of the prior year. Net loss for the third quarter and first nine months of 2001, respectively, was $6.2 million ($0.20 per share) and $24.7 million ($0.80 per share) compared to net income of $3.3 million ($0.11 per share) and $11.6 million ($0.38 per share) in the comparable periods of last year. This year's results include after-tax, non-recurring restructuring costs of $10.2 million ($0.33 per share) related to a plant closure within the Industrial and Power Equipment segment, the modification of certain employee benefit plans and the reduction of headcount within the Company. These results reflect decreases in sales and operating income within all three segments, principally due to reduced demand associated with weaker market conditions, partially offset by decreased corporate expenses. Total selling, general and administrative expenses, excluding the non-recurring restructuring costs, were $33.7 million and $97.1 million in comparison to $33.5 million and $103.4 million in last year's third quarter and first nine months, respectively. The increase in expense in the third quarter is due to the settlement of a legal matter offset in part by reduced corporate overhead and volume-related expenses within the segments as compared to last year. The reduction in expenses for the nine months also reflects the lower corporate and volume-related expenses. Interest expense in the third quarter and first nine months of 2001 was $24.0 million and $74.3 million in comparison to $25.3 million and $74.3 million in 2000. The decrease in interest expense in the quarter is due to lower interest rates partially offset by higher borrowing levels. The Company's income tax rate in 2001 is 37% compared to 38% last year. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Sales for the Outdoor Products segment for the third quarter and first nine months of 2001 were $82.0 million and $262.4 million compared to $88.4 million and $272.3 during the comparable periods of 2000. Operating income was $15.8 million for the third quarter and $52.8 million for the first nine months of 2001 compared to $19.9 million and $62.3 million last year. The decline in sales is primarily due to a decrease in lawn mower unit sales, as indicated in the following table:

                                        Three Months                 Nine Months
                                    Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2001     2000    in 2001     2001     2000    in 2001
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 56.6   $ 58.1    (2.6)%    $174.8   $173.7      0.6 %
Lawn mowers and accessories        16.8     20.7   (18.8)       57.7     67.6    (14.6)
Other                               8.6      9.6   (10.4)       29.9     31.0     (3.5)
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 82.0   $ 88.4    (7.2)%    $262.4   $272.3     (3.6)%
---------------------------      ======   ======              ======   ======

The decrease in operating income in the Outdoor Products segment is primarily due to reduced unit shipments of lawn mowers caused by weaker economic conditions, higher discounts, principally attributable to third-party financing arrangements that were not offered until the third quarter of 2000, and lower realized selling prices on chain saw components due to the continued strength of the United States dollar.

Sales for the Sporting Equipment segment declined to $80.9 million for the third quarter and $191.6 million for the first nine months of 2001 as compared to $90.5 million and $235.7 million during the same periods last year. This performance reflects lower sales of ammunition to the retail market sector due to high distributor inventory levels resulting in part from the carryover effects of Y2K buying and lower competitive selling prices on optical products, partially offset by increased sales to the law enforcement market. Operating income decreased to $3.4 million and $6.1 million in the current year's third quarter and first nine months from $10.3 million and $26.5 million for the same periods during the prior year. Operating income was impacted by lower ammunition volume and selling prices due to customer and product shifts, lower optics selling prices, and reduced other sales which are predominantly accessories products, partially offset by lower selling, general and administrative expenses. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                 Nine Months
                                    Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2001     2000    in 2001     2001     2000    in 2001
---------------------------      ------   ------  ----------  ------   ------  ----------
Ammunition and related products  $ 63.1   $ 66.2    (4.7)%    $145.3   $174.7   (16.8)%
Sports optical products             7.8     11.9   (34.5)       20.4     28.5   (28.4)
Other                              10.0     12.4   (19.4)       25.9     32.5   (20.3)
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 80.9   $ 90.5   (10.6)%    $191.6   $235.7   (18.7)%
---------------------------      ======   ======              ======   ======

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States), as well as the need to offer discounts in response to extremely aggressive competitive pricing for available sales. An overhang of used equipment in certain dealers' inventories, although reduced from earlier levels, continues to lessen opportunities for sales of new equipment. Sales of gear components and rotation bearings declined in the third quarter and first nine months as demand declined with a slowdown in the utility and construction markets that the segment serves. Sales by the segment's principal product groups were as follows (in millions):

                                        Three Months                 Nine Months
                                    Ended September 30,          Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2001     2000    in 2001     2001     2000    in 2001
---------------------------      ------   ------  ----------  ------   ------  ----------
Timber harvesting and loading
  equipment                      $ 26.8   $ 33.6   (20.2)%    $ 72.3   $102.1   (29.2)%
Gear components and rotation
  bearings                          4.8      6.7   (28.4)       14.9     19.7   (24.4)
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 31.6   $ 40.3   (21.6)%    $ 87.2   $121.8   (28.4)%
---------------------------      ======   ======              ======   ======

The segment had operating income of $0.1 million in the third quarter as compared to $2.4 million in last year's third quarter. Through nine months, the segment has had an operating loss of $2.6 million compared to an operating profit of $5.4 million in the first nine months of last year. The decline in profitability reflects reduced sales due to weaker market conditions and associated demand for timber harvesting equipment and gear components.

The Company's total backlog decreased to $75.0 million at September 30, 2001 from $78.7 million at December 31, 2000 and from $90.7 million at September 30, 2000 as follows (in millions):

                                                        Backlog
                                      ------------------------------------------
                                      September 30,  December 31,  September 30,
                                          2001           2000          2000
------------------------------------  -------------  ------------  -------------
Outdoor Products                          $ 39.0        $ 49.0         $ 55.3
Sporting Equipment                          15.5          14.6           17.0
Industrial and Power Equipment              20.5          15.1           18.4
------------------------------------      ------        ------         ------
                                          $ 75.0        $ 78.7         $ 90.7
------------------------------------      ======        ======         ======

Financial Condition, Liquidity and Capital Resources

On August 19, 1999, Blount International, Inc. merged with Red Dog Acquisition, Corp., a wholly-owned subsidiary of Lehman Brothers Partners II, L.P. The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 19, 1999. At September 30, 2001, as a result of the merger and recapitalization transactions, the Company had significant amounts of debt, with interest payments on outstanding notes and interest and principal payments under a secured credit agreement representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal of $3.4 million annually through 2004, $161.7 million in 2005, and $160.5 million in 2006. All these amounts are classified as current debt as the Company failed to meet certain financial covenants for the third quarter. Failure to meet these covenants is considered an event of default per the terms of the credit agreement. The Company has entered into an agreement with its creditors through January 31, 2002 where the creditors will forbear from exercising their rights and remedies arising from the events of default. Management believes that it will be able to cure the events of default with its creditors. There can be no assurance, however, that this will be the case. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures, and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. At September 30, 2001, the Company had $58.0 million outstanding borrowings under its $100.0 million revolving credit facility. The Company also has $35.0 million in cash on hand at the end of the third quarter and subsequently used $28.0 million to reduce the outstanding borrowings under its revolving credit facility during October. Letters of credit issued under the revolving credit facility that reduce the amount available under the facility totaled $10.9 million at September 30, 2001. The revolving credit facility matures August 19, 2004.

The Company has signed a definitive purchase agreement to sell its Sporting Equipment Group ("SEG") to Alliant Techsystems ("ATK") for $250 million of ATK stock. The Company intends to sell the ATK stock shortly after the closing of the SEG sale. Net proceeds from this transaction are anticipated to be somewhat in excess of $200 million after payment of certain fees and taxes. These proceeds are intended to be utilized to reduce debt.

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

In each of the second and third quarters ended June 30 and September 30, 2001, the Company's consolidated EBITDA was below the threshold defined in the affirmative covenants of the amendment to the credit agreement. The Company has engaged independent consultants and is working with the Administrative Agent in order to address compliance with this requirement.

On October 30, 2001, the Company notified the administrative agent for the Company's $500 million senior credit facility that it failed to meet certain financial covenants for the third quarter. Failure to meet these covenants is considered an event of default under the terms of the credit agreement. The Company has entered into an agreement with its creditors through January 31, 2002 that will allow the Company to complete the sale of its Sporting Equipment Group and, in conjunction with its creditors, determine revised financial ratios and covenants for the future. As part of this agreement, the lenders will forbear from exercising their rights and remedies arising from the event of default.

Management believes that cash generated from operations, together with amounts available under the revolving credit facility and amounts available following the sale of the Sporting Equipment Group, will be sufficient to meet the Company's working capital, capital expenditure and other cash needs in the foreseeable future. There can be no assurance, however, that this will be the case. The Company may also consider other options available to it in connection with future liquidity needs.

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $331.6 million which mature at various dates through 2006. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans. All these amounts are classified as current debt as of September 30, 2001.

Cash balances at September 30, 2001 were $35.0 million compared to $4.8 million on December 31, 2000. Cash used in operating activities for the first nine months of 2001 was $13.0 million in comparison to $20.8 million for the same period last year. The decrease in cash used reflects lower usage for inventory of $44.7 million and accounts receivable of $5.2 million, as well as the impact of lower gains on asset sales of $5.8 million, partially offset by a decrease in net income of $36.3 million and an increase in current deferred taxes of $15.2 million. The decreased use of cash for inventory reflects actions taken in response to weaker market conditions within the Sporting Equipment and Industrial and Power Equipment segments that substantially reduced seasonal inventory requirements. Working capital excluding cash and current maturities of debt at September 30, 2001 increased to $219.6 million from $195.5 million at December 31, 2000. The increase in working capital reflects increased deferred income taxes of $14.5 million, reduced current liabilities of $14.1 million, and higher current assets of $5.1 million, partially offset by lower inventories of $12.2 million. The higher deferred taxes are reflective of the tax benefit recorded in the year-to-date operating losses. The increase in other current assets is due to an increased income tax receivable. The decrease in inventories and current liabilities is indicative of the reduced production activity in conjunction with the lower sales levels in the Sporting Equipment and Industrial and Power Equipment segments.

Accounts receivable at September 30, 2001 and December 31, 2000 and sales by segment for the third quarter of 2001 compared to the fourth quarter of 2000 were as follows (in millions):

                                       September 30,  December 31,    Increase
                                            2001          2000       (Decrease)
------------------------------------   -------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 47.3        $ 56.8        $ (9.5)
  Sporting Equipment                         84.1          69.9          14.2
  Industrial and Power Equipment             20.3          21.9          (1.6)
------------------------------------       ------        ------        ------
    Total segment receivables              $151.7        $148.6        $  3.1
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                       September 30,  December 31,    Increase
                                            2001          2000       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                         $ 82.0        $ 88.4        $ (6.4)
  Sporting Equipment                         80.9          78.7           2.2
  Industrial and Power Equipment             31.6          31.3           0.3
------------------------------------       ------        ------        ------
    Total segment sales                    $194.5        $198.4        $ (3.9)
------------------------------------       ======        ======        ======

The Company's Outdoor Product's segment includes Oregon Cutting Systems, Frederick Manufacturing, and Dixon Industries. An increased mix of sales to original equipment manufacturers ("OEMs") that generally require shorter payment terms, coupled with the third-party financing offered by Dixon, resulted in a decrease in that segment's accounts receivable from year end. Because of the seasonal nature of the Sporting Equipment business, the need to produce and ship efficiently in order to ensure an adequate supply during peak sales periods and market response to competitor programs, the Company offers extended payment terms within its Sporting Equipment segment in advance of the fall hunting season. As a result of this program, receivables tend to peak in September and reach their low point in January. The segment's accounts receivable balance increased in the third quarter from the year ended December 31, 2000 by $14.2 million as a result of this program. Extended term receivables for the year ended December 31, 2000 were $37.4 million and decreased to $23.4 million for the quarter ended September 30, 2001.

Net cash used for investing activities for the first nine months is $9.6 million. Included in this amount is $1.3 million related to the purchase of Fabtek, Inc. and Windsor Forestry which were both acquired in 2000. Purchases for property, plant and equipment in the current year are $10.9 million. In the second quarter of this year, the Company generated $2.5 million from the sale of assets, including the sale of a fractional interest in an aircraft.

The Company has absorbed the increase in working capital and the acquisitions through operating cash flows and short-term borrowings under its revolving credit agreement. Cash provided by financing activities for the first nine months of 2001 was $52.8 million, with $52.9 million from the utilization of the revolving credit facility and $20.0 million from the sale of a preferred equivalent security to an affiliate of Lehman Brothers, the Company's principal stockholder. Given the historically stronger fourth quarter cash flows (in 2000, the first nine months operating cash flow was a usage of $(20.8) million in comparison to $50.6 million generated in the fourth quarter), the Company expects the cash flows from operations and amounts presently borrowed under its revolving credit agreements will be sufficient to cover any additional increases in working capital until market conditions improve in the Industrial and Power Equipment and Sporting Equipment segments and revised ratios and covenants are negotiated with our lenders. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms offered within the Sporting Equipment segment.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items will not be amortized into results of operations, but instead would be reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to reduce annual amortization of goodwill and intangibles by approximately $4.7 million commencing January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of tangible long-term assets are to be recorded as a liability when the obligations are incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not expect any material impact on the results of operations upon implementation of SFAS 143.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," ("SFAS 144"). This statement establishes a single accounting model for long-lived assets to be disposed of by sale based on the framework established by SFAS 121. The statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing this new standard.

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


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  November 14, 2001                      /s/ Rodney W. Blankenship
                                        ---------------------------------------
                                                  Rodney W. Blankenship
                                                Senior Vice President and
                                                 Chief Financial Officer