Form 10-K
period 2001-12-31
BLOUNT INTERNATIONAL INC
filed 2002-03-11
CIK 1001606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Aggregate market value of voting common stock held by nonaffiliates as of
-------------------------------------------------------------------------
February 1, 2002:  $13,236,322
------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, as of February 1, 2002:  30,795,882 shares
                                                      ----------

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

Portions of proxy statement for the annual meeting of stockholders to be held April 16, 2002, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

Blount International, Inc. is an international manufacturing and marketing company with sales in over 100 countries and operations in two business segments: Outdoor Products and Industrial and Power Equipment.

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

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 30 original equipment manufacturers ("OEMs"). In 2001, approximately 15% of the sales by the Outdoor Products segment were to one customer. Approximately 51% of this segment's sales were outside of the United States in 2001. Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, the Company believes that it is able to produce durable, high-quality cutting chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws.

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

Sales by Oregon accounted for 77% of sales attributable to the Outdoor Products segment in the year ended December 31, 2001.

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

The key element that differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no wider than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional "tractor style" ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the zero turning radius market. The mechanical drive works best on smaller and mid-size units. As the equipment line grows in size of cutting area and horsepower, there is an increased need to offer hydrostatic versions of zero turn. Thus, Dixon's latest product additions are in the hydrostatic portion of the product line. In late 1997, Dixon introduced the "Estate Line" featuring mowers that are designed for large homeowner lawns and are lower priced than commercial hydrostatic units. Models are available in 42-inch, 50-inch and 60-inch sizes. Expanding on the Estate Line, Dixon introduced a low-cost hydro line, IZT (integrated zero turn), in 1998. The IZT is positioned between Dixon's normal hydrostatic and transaxle models geared for the residential user. It features models with cut widths of 42 inches, 50 inches, and 60 inches. In 2000, Dixon did a complete redesign of its residential and estate product lines. In 2001, a new commercial model was added that allows for large cut widths up to 72 inches. Dixon also offers an array of options for its products including attachments for grass collection, mulching, and snow removal. Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors.

Dixon's competitors include general lawn mower manufacturers such as John Deere and Snapper, as well as zero turning radius lawn mower manufacturers such as Ariens, Simplicity, Toro, MTD, Cadet and Yardman.

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

Sales by Dixon and Frederick in the year ended December 31, 2001, accounted for 23% of sales of the Outdoor Products segment.

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

The Company sells its timber harvesting products through a network of approximately 100 dealers in over 300 locations in the United States and currently has an additional 16 offshore dealers, primarily in the timber harvesting regions of South America and Southeast Asia. Gear Products, Inc. sells its products to over 300 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Over 90% of this segment's sales in 2001 were in the United States, primarily in the southeastern and south central states. In 2001, approximately 32% of the sales by the Industrial and Power Equipment segment were to two customers.

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

Gear Products, acquired in 1991, is a leading manufacturer of rotational system components for mobile heavy equipment. Its primary products are bearings, winch drives and swing drives used to provide hydraulic power transmission in heavy equipment used in the forestry, construction and utilities industries. Due to extreme wear-and-tear on its products, Gear Products sells its products in the replacement parts market in addition to its sales to OEMs. Gear Products accounted for approximately 16% of the Industrial and Power Equipment segment's sales in 2001.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Menominee, Michigan; Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and a parts warehouse in Zebulon, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

CAPACITY UTILIZATION

Based on a five-day, three-shift work week, the Outdoor Products and Industrial and Power Equipment segments utilized approximately 90% and 37% of their respective production capacity in the year ended December 31, 2001.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                                        December 31,
                                              ---------------------------------
                                               2001     2000     1999     1998
------------------------------------------    ------   ------   ------   ------
Outdoor Products                              $ 36.0   $ 49.0   $ 41.9   $ 30.2
Industrial and Power Equipment                  12.9     15.0     25.8     16.0
------------------------------------------    ------   ------   ------   ------
                                              $ 48.9   $ 64.0   $ 67.7   $ 46.2
------------------------------------------    ======   ======   ======   ======

The total backlog as of December 31, 2001, is expected to be completed and shipped within twelve months.

ACQUISITIONS AND DISPOSITIONS

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly-owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation, and Ammunition Accessories, Inc., the latter being formed on December 4, 2001 by contributing certain assets and liabilities of the Company's former Sporting Equipment Division to facilitate the sale to ATK. In exchange for the stock of these subsidiaries, ATK provided the Company with 3,048,786 shares of ATK common stock and $10,000. The Company has subsequently sold all the ATK shares. The gross proceeds of the ATK stock sale were $236.7 million. These gross proceeds were reduced by estimated post closing adjustments, as defined in the Purchase Agreement with ATK, of $14.4 million, underwriting expenses of $5.1 million, and other estimated expenses including income taxes of $21.7 million to arrive at net proceeds of $195.5 million. The net proceeds were further reduced by the establishment of a $25.0 million cash escrow to cover certain potential indemnification matters in connection with the SEG sale. The Company reduced its outstanding indebtedness after the sale by $170.5 million with the repayment of a portion of its term loan.

In conjunction with the sale of SEG, the Company and its lenders amended that certain Credit Agreement dated August 19, 1999, as previously amended as of January 31, 2001, relating to the outstanding term loans. As part of this amendment, the financial coverage ratios covenants were adjusted to reflect the exclusion of the SEG financial results for the year ended December 31, 2001. In addition to excluding SEG's operating income and EBITDA from the ratio calculations, the interest coverage ratio is calculated on pro forma cash interest expense after giving effect to the repayment of $170.5 million of debt and the establishment of the $25.0 million escrow as follows:

                                           Year Ended December 31, 2001
                                       ------------------------------------
                                       As Reported    SEG Sale    Pro Forma
     --------------------------        -----------    --------    ---------
     Interest Expense                    $ (95.9)      $ 15.5      $ (80.4)
     Interest Income                         1.4          1.0          2.4
     --------------------------          -------       ------      -------
     Net Interest                        $ (94.5)      $ 16.5      $ (78.0)
     --------------------------          =======       ======      =======

The pro forma interest amount of $78.0 million includes $8.4 million of non-cash interest expense which is excluded for financial ratio calculations.

On September 22, 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. On October 16, 2000, the Company purchased the assets of Windsor Forestry Tools, Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. On October 20, 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. Estate Cartridge, Inc. was sold on December 7, 2001 as part of the SEG transaction. The aggregate purchase price of these acquisitions was $41.3 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million, respectively.
These acquisitions have been accounted for by the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired has been amortized on a straight-line basis over a period of 40 years.

See Note 4 of Notes to Consolidated Financial Statements on page 33.

EMPLOYEES

At December 31, 2001, the Company employed approximately 3,200 individuals. None of the Company's domestic employees is unionized; the number of foreign employees who belong to unions is not significant. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 7 of Notes to Consolidated Financial Statements on pages 39 through 41.

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

On an ongoing basis, the Company incurs capital and operating costs to comply with environmental laws. We expect to spend approximately $0.2 million in 2002, $0.2 million in 2003, and $0.3 million in 2004 on environmental compliance. Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws and regulations may be greater than these estimated amounts.

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

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. The United States Environmental Protection Agency (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or
(b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other or third parties under certain circumstances. As a result of the Superfund Act, the Company may be required to expend amounts on such remedial investigations and actions which amounts cannot be determined at the present time but may ultimately prove to be significant.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 through 19 and Note 9 of Notes to Consolidated Financial Statements on pages 41 through 43.

SEASONALITY

The Company's two operating segments are somewhat seasonal in nature and quarter to quarter operating results are impacted by economic and business trends within the respective industries in which they compete.

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

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                          Area in Square Feet
                                         ---------------------
                                           Owned       Leased
     -------------------------------     ---------    --------
     Outdoor Products                    1,079,779     287,691
     Industrial and Power Equipment        738,740           0
     Corporate Office                      191,660           0
     -------------------------------     ---------     -------
          Total                          2,010,179     287,691
     -------------------------------     =========     =======

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 7 of Notes to Consolidated Financial Statements on pages 39 through 41.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The following table presents for the Company's last two years, the quarterly high and low prices. Cash dividends have not been declared for the Company's common stock in the last two years. The Company had approximately 6,804 shareholders as of February 1, 2002.

                                                  Common Stock
                                               ------------------
                                                 High      Low
     ----------------------------------        --------  --------
     Year Ended December 31, 2001

     First quarter                              $ 8.13    $ 4.40
     Second quarter                               4.46      2.45
     Third quarter                                2.54      2.01
     Fourth quarter                               3.62      2.32

     Year Ended December 31, 2000

     First quarter                              $15.88    $12.00
     Second quarter                              14.81      7.63
     Third quarter                               11.25      7.44
     Fourth quarter                              11.25      7.50
     ----------------------------------         ------    ------

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Twelve Months Ended
                                                                     December 31,
Dollar amounts in millions,                        ------------------------------------------------
except per share data                                2001      2000      1999      1998      1997
----------------------------------------------     --------  --------  --------  --------  --------
Operating Results (1):
Sales                                              $  468.7  $  513.9  $  486.2  $  545.2  $  558.4
Operating income from segments                         68.6      82.1      70.7      96.4      99.8
Income (loss) from continuing operations
  before extraordinary loss                           (32.1)    (11.7)    (46.8)     41.0      47.9
Net income (loss)                                     (43.6)     10.8     (21.8)     61.3      59.1
Earnings per share:
  Basic:
    Income (loss) from continuing
      operations before extraordinary loss            (1.04)    (0.38)    (0.80)     0.55      0.64
    Net income (loss)                                 (1.42)     0.35     (0.37)     0.82      0.79
  Diluted:
    Income (loss) from continuing
      operations before extraordinary loss            (1.04)    (0.38)    (0.80)     0.53      0.62
    Net income (loss)                                 (1.42)     0.35     (0.37)     0.80      0.77
----------------------------------------------     --------  --------  --------  --------  --------
End of Period Financial Position:
Total assets                                        $ 444.8   $ 703.9   $ 688.7   $ 668.8   $ 637.8
Working capital                                        82.7     191.8     187.5     232.2     171.1
Property, plant and equipment-gross                   281.4     428.1     402.7     392.8     376.8
Property, plant and equipment-net                      96.2     177.4     172.3     182.9     188.5
Long-term debt                                        632.5     824.5     809.7     161.6     138.8
Total debt                                            641.0     833.0     816.2     162.3     140.3
Stockholders' equity (deficit)                       (349.9)   (312.2)   (321.7)    354.6     316.1
Current ratio                                      1.7 to 1  2.3 to 1  2.3 to 1  3.4 to 1  2.3 to 1
----------------------------------------------     --------  --------  --------  --------  --------
Other Data:
Property, plant and equipment additions(2)         $   11.5  $   39.8  $   18.5  $   21.7  $   78.5
Depreciation and amortization                          23.6      32.7      34.0      30.9      25.0
Interest expense, net of interest income               94.5      98.2      41.1      11.8       7.0
Stock price (3):                  Common high          8.13     15.88     17.69
                                  Common low           2.01      7.44     10.50
Stock price (3):                  Class A high                            14.97     17.19     13.44
                                  Class A low                             11.94      9.47      9.41
Stock price (3):                  Class B high                            14.78     16.13     13.50
                                  Class B low                             11.91      9.75      9.38
Per common share dividends (3):   Class A                                  .072      .143      .131
                                  Class B                                  .067      .134      .122
Shares used in earnings per share
  computations (in millions) (3): Basic                30.8      30.8      58.2      74.7      75.3
                                  Diluted              30.8      30.8      58.2      76.8      77.1
Employees (approximate continuing operations) (1)     3,209     3,455     3,461     3,454     3,753
----------------------------------------------     --------  --------  --------  --------  --------
(1)  Gives effect to the sale of the Company's Sporting Equipment Group on December 7, 2001.
(2)  Includes property, plant, and equipment of acquired companies at date of purchase of $11.3 million, $0.7 million and $59.8 million in the twelve months ended December 31, 2000, 1999, and
1997.  Also includes property, plant, and equipment purchases of the Sporting Equipment Group which was sold on December 7, 2001 for all years prior to 2001.
(3)  Gives effect to merger and recapitalization on August 19, 1999, described in Note 1 of Notes to
Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are to diluted earnings per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements. The Company records reductions to selling prices as product and goods are shipped. These reductions are based on competitive and market conditions, in addition to specific customer contracts in some instances. These reductions are recorded at the time of shipment either through a reduction to invoice or the establishment of an accrual for payment at a later date. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. Such allowance is based on an ongoing review of customer payments against terms and a review of customer financials through monitoring services. Based on these reviews, additional allowances may be required and are recorded in the appropriate period. The Company also maintains a reserve to reduce the value of inventory to net realizable value. Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of the Company's business units. The Company will adjust for changes in demand by reducing or increasing production levels. The Company estimates the required inventory reserve by assessing inventory turns and market selling prices on a product by product basis and may increase or decrease the reserve based on these assessments. The Company offers certain warranties with the sale of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance, and new product performance. Should a change in trend occur in customer claims, an increase or decrease in the warranty liability may be necessary. The Company incurs expenses in the form of product liability claims as the result of product malfunctions or misuse. The Company maintains insurance for a portion of this exposure and records a liability for its non-insured obligations. The Company estimates its product liability obligations on a case by case basis in addition to a review of product performance trends. These estimated obligations may be increased or decreased as more information on specific cases becomes available or issues with product performance occur.

OPERATING RESULTS

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000

Sales for 2001 were $468.7 million compared to $513.9 million for 2000. Net loss from continuing operations before extraordinary loss for the year was $21.8 million ($.71 per share) before accounting for after-tax nonrecurring restructuring costs of $10.3 million ($.33 per share) related to a plant closure within the Industrial and Power Equipment segment, the modifications of certain employee benefit plans, and a reduction in headcount within the Company, compared to a net loss from continuing operations before extraordinary loss of $11.7 million ($.38 per share) in 2000. These results reflect lower sales and operating income in our operating segments, principally due to reduced demand associated with weaker market conditions, partially offset by decreased corporate expenses.

Total selling, general and administrative expenses, excluding the nonrecurring restructuring costs, were $95.5 million in 2001 compared to $102.3 million in 2000. The decrease in expenses reflect a reduction of headcount within the Industrial and Power Equipment segment, as well as at the corporation's headquarters. Interest expense in 2001 was $95.9 million in comparison to $99.7 million in 2000. The lower interest expense is due to lower interest rates, partially offset by higher borrowing levels during the year. The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales for the Outdoor Products segment for 2001 were $348.1 million compared to $360.7 million in 2000. Operating income in 2001 was $70.3 million compared to $81.0 million in 2000. The decline in sales is primarily the result of lower lawn mower unit sales as reflected in the following table (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   2001      2000      in 2001
------------------------------------------        ------    ------    ----------
Chain saw components                              $230.3    $230.8      (0.2)%
Lawn mowers and accessories                         78.8      89.6     (12.1)
Other                                               39.0      40.3      (3.2)
------------------------------------------        ------    ------
     Total segment sales                          $348.1    $360.7      (3.5)%
------------------------------------------        ======    ======

The decline in operating income in 2001 reflects the lower unit sales of Dixon lawn mowers, reflective of a weak industry demand and reduced sales and profitability within the European market due primarily to the strong United States dollar.

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). Throughout 2001, the forestry industry operated within a cyclical downturn environment which resulted in weak demand for new equipment sales. Sales of gear components and rotation bearings declined in 2001 from the prior year as demand declined with a slowdown in the utility and construction markets that the segment serves. Sales by the segment's principal product groups were as follows (in millions):

                                                                      % Increase
                                                                      (Decrease)
                                                   2001      2000      in 2001
------------------------------------------        ------    ------    ----------
Timber harvesting and loading equipment           $101.7    $127.8      (20.4)%
Gear components and rotation bearings               18.9      25.4      (25.6)
------------------------------------------        ------    ------
     Total segment sales                          $120.6    $153.2      (21.3)%
------------------------------------------        ======    ======

During 2001, the segment had an operating loss of $1.7 million compared to an operating profit of $1.1 million in 2000. The decline in profitability is predominantly the result of the reduced sales level offset by reduced SG&A expenses of $3.7 million resulting from a plant closure and significant headcount reduction actions taken in 2001.

Income from discontinued operations in 2001 includes the results of SEG which was sold on December 7, 2001. Net income in 2001 was $2.5 million compared to $22.5 million in 2000. The decline in profitability is due to a decline in sales from $314.3 million in 2000 to $244.4 million in 2001. This performance reflects lower sales of ammunition to the retail market sector due to high distributor inventory levels, caused in part by the carryover effects of Y2K buying, lower competitive selling prices on optics products, and reduced shipments due to the December 7, 2001 sale of this segment to ATK (see Note 1 of Notes to Consolidated Financial Statements). Net income was impacted by lower ammunition volume and selling prices due to customer and product shift, lower optics selling prices, and reduced sale of accessories, partially offset by lower selling, general, and administrative expense.

The loss on disposal of $8.5 million in 2001 reflects the sale of SEG and primarily results from income tax expense due to the difference in book and tax basis of assets. The 2001 extraordinary loss of $5.5 million represents the writeoff net of tax of unamortized deferred financing costs together with prepayment penalties related to the early payment of debt with the net proceeds generated from the sale of SEG.

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

Sales for 2000 were $513.9 million compared to $486.2 million for 1999. Operating income from segments for 2000 was $82.1 million compared to $70.7 million for 1999. For 2000, net loss from continuing operations was $11.7 million ($.38 per share) compared to 1999 net income of $9.1 million ($.15 per share) before accounting for after-tax merger and recapitalization costs of $53.6 million ($.90 per share) and non-recurring costs of $2.3 million ($.03 per share). Had the merger and recapitalization occurred on January 1, 1999, the net loss for 1999 from continuing operations reflecting the full-year effect would have been $25.6 million ($.83 per share). The 2000 results reflect increased sales and operating income from the Outdoor Products segment and lower sales and higher operating income in the Industrial and Power Equipment segment. The improved results in the Outdoor Products segment is indicative of favorable market conditions including the effects of storm damage in Europe, partially offset by the negative impact of the U.S. dollar's strength on overseas sales. The Industrial and Power Equipment segment reflects the effects of plant rationalization actions taken in 1999 and the introduction of new products, partially offset by a downturn in market conditions during 2000. Corporate expenses in 1999 include $1.5 million for the donation of art (see Note 1 of Notes to Consolidated Financial Statements). Excluding the expenses associated with the recapitalization and merger and the donation of art, selling, general and administrative expenses were equal in 2000 and 1999. This was the result of reduced corporate expenditures related to cost reduction actions and lower incentive compensation expenses, partially offset by higher expenses within the Outdoor Products segment related to higher sales volumes. Higher interest expense for 2000 reflects higher long-term debt levels during the current year resulting from the merger and recapitalization transaction highlighted in Note 1 of Notes to Consolidated Financial Statements. The Company's effective tax rate was higher in 2000 in comparison to 1999, primarily the result of the non-deductible portions of the merger and recapitalization expenses. The principal reasons for these results and the status of the Company's financial condition are set forth below.

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
------------------------------------------        ======    ======

The improvement in operating income was primarily due to the higher sales of chain saw components, partially offset by higher lawn mower manufacturing costs. Operating income in 2000 compared to 1999 was negatively affected by an additional $2.9 million from unfavorable foreign currency exchange.

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
------------------------------------------        ======    ======

Segment operating income was $1.1 million, which compares to an operating loss of $1.1 million in 1999. The improved operating income is primarily due to the inclusion of Fabtek, which was acquired in September 2000, and lower manufacturing costs than 1999, which included $3.0 million expense related to the closure of two facilities, partially offset by the impact of lower unit shipments. Market conditions were extremely weak in the fourth quarter of 2000 and resulted in a segment operating loss of $4.3 million for the quarter in comparison to an operating profit of $4.7 million in the fourth quarter of 1999. These market dynamics continued throughout 2001 and management does not anticipate any significant improvement in the first half of 2002. If current market conditions were to continue, it would be unlikely this segment could achieve historical levels of sales and profitability.

Net income from discontinued operations reflects the results of SEG which was sold in 2001. Net income declined to $22.5 million in 2000 from $25.0 million in 1999. Sales during the same periods declined to $314.3 million from $323.7 million. This performance reflects lower sales of ammunition which was somewhat impacted by Y2K buying in 1999 and lower competitive selling prices on optical products in 2000, partially offset by increased sales to law enforcement and international markets. The decrease in net income was the result of the lower sales, partially offset by lower selling, general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, as a result of the merger and recapitalization transactions (see Note 1 of Notes to Consolidated Financial Statements), the Company has significant amounts of debt, with interest payments on the notes and interest and principal payments under the new credit facilities representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal through 2005. In conjunction with the sale of SEG on December 7, 2001, the Company utilized $170.5 million of proceeds to reduce the term loan facilities. At December 31, 2001, the term loan outstanding was $146.2 million. Payments of $3.4 million annually through 2004 and $136.0 million in 2005 are required. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. The revolving credit facility has an availability of up to $75.0 million. Letters of credit issued under the revolving credit facility which reduce the amount available under the facility were $12.2 million at December 31, 2001. The revolving credit facility will mature August 19, 2004.

Certain customers of the Company's Outdoor Products and Industrial and Power Equipment segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies. The aggregate repurchase amount included in the agreements outstanding as of December 31, 2001 is $3.2 million. These arrangements have not had a material adverse effect on the Company's operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, as any repurchase of equipment will likely be resold. The Company also sold certain trade account receivables to a third party in 2001 with value of $0.2 million with minimal recourse (approximately 10% of value).

At December 31, 2001 and 2000, the Company did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity market or credit risk that could arise if the Company had engaged in such relationships.

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

In conjunction with the sale of SEG, the Company and its lenders amended the credit agreement relating to the outstanding term loans. Among other things, this amendment adjusted the financial coverage ratios covenants to reflect the sale of SEG and cures any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001. The Company is in compliance with all covenants or other requirements set forth in its credit agreement or indentures. Further, the Company does not have any rating triggers that would accelerate repayment of outstanding debt.

Cash balances at December 31, 2001 were $47.6 million compared to $4.8 million at December 31, 2000. The year end 2001 cash balance increased primarily from the December 7, 2001 sale of SEG which resulted in proceeds of $32.1 million after the repayment of $170.5 million of outstanding debt and a portion of the transaction expenses. The cash on hand at the end of the year will be utilized in part to pay in the first quarter of 2002 outstanding expenses related to the SEG transaction. Cash provided by continuing operating activities was $18.0 million compared to $7.0 million last year. The increase is due to increased cash generated by reduced inventory $35.1 million, offset by lower net income from continuing operations of $20.4 million, reduced cash from accounts receivable of $8.5 million, and the impact of deferred taxes of $12.7 million. Cash provided by the operating activities of discontinued operations was $29.8 million in 2001 compared to $22.8 million in 2000. The increase is due to reduced working capital, partially offset by lower net income. Cash generated from investing activities was $189.1 million compared to a use of $51.7 million last year. This year's investing activities include the proceeds from the sale of SEG. Last year's investing activities included $32.6 million for the acquisitions discussed in Note 4. Cash used for financing activities was $194.1 million compared to a source of $16.2 million in 2000. The increase in use primarily reflects the repayment of debt from the SEG sale proceeds and operating activities. The proceeds of the SEG sale to ATK generated cash of $202.6 million in 2001, with anticipated net proceeds of $170.5 million after the payment in 2002 of $32.1 million outstanding transaction expenses. Working capital at December 31, 2001 was $82.7 million compared to $191.8 million last year. The decrease is due to the sale of SEG that resulted in a year over year decrease of $80.6 million in working capital offset by a $42.8 million increase in cash. Excluding the impact of the SEG sale, accounts receivable declined by $21.8 million and inventories declined by $19.1 million from 2000. These decreases reflect a reduction in production output in line with market demand in order to minimize inventory levels.

Accounts receivable at December 31, 2001, and December 31, 2000, and sales by segment for the fourth quarter of 2001 compared to the fourth quarter of 2000 were as follows (in millions):

                                          December 31,  December 31,   Increase
                                              2001          2000      (Decrease)
------------------------------------      ------------  ------------  ----------
Accounts Receivable:
  Outdoor Products                           $ 39.2        $ 56.8       $(17.6)
  Industrial and Power Equipment               16.6          21.9         (5.3)
------------------------------------         ------        ------       ------
    Total segment receivables                $ 55.8        $ 78.7       $(22.9)
------------------------------------         ======        ======       ======

                                             Three Months Ended
                                          December 31,  December 31,   Increase
                                              2001          2000      (Decrease)
------------------------------------      ------------  ------------  ----------
Sales:
  Outdoor Products                           $ 85.7        $ 88.4       $ (2.7)
  Industrial and Power Equipment               33.3          31.3          2.0
------------------------------------         ------        ------       ------
    Total segment sales                      $119.0        $119.7       $ (0.7)
------------------------------------         ======        ======       ======

The Company's Outdoor Products segment includes Oregon Cutting Systems, Frederick Manufacturing, and Dixon Industries. The decrease from last year in Outdoor Products accounts receivable is reflective of the third-party dealer financing offered by Dixon and proportionately an increase of domestic sales of Oregon Cutting Systems products which generally require shorter payment terms. Accounts receivable within the Industrial and Power Equipment segment declined from last year due to improved collection efforts and a reduction in extended term receivables offered in response to market and competitive factors. At December 31, 2001, there were approximately $0.1 million in receivables with extended terms compared to $2.1 million at December 31, 2000.

The Company expects the cash flow from operations and the amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital until market conditions improve in the Industrial and Power Equipment segment. No material adverse effect on the operations, liquidity or capital resources of the Company is expected as a result of the extended terms program. During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants; accordingly, the Company was in compliance with all debt covenants as of and for the year ended December 31, 2001. While there can be no assurance, management believes the Company will comply with all debt covenants during 2002. Should the Company not comply with the covenants during 2002, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures.

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

Interest Rate Risk:
The Company manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, the Company has, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and has entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 2001, no significant derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate long-term debt outstanding at December 31, 2001, by $19.1 million. A hypothetical 10% increase in the interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by approximately $1.0 million in 2002.

Under its Credit Agreement, the Company was required to enter into hedge agreements within 180 days of the borrowing and maintain such hedge agreements in place until the second anniversary of the borrowing, such that at least 33% of the aggregate principal amount of the borrowings are subject to a fixed rate of interest. This requirement expired on August 19, 2001.

Foreign Currency Exchange Risk:
Approximately 31% of Oregon's sales and 51% of its operating costs and expenses were transacted in foreign currencies in 2001. As a result, fluctuations in exchange rates impact the amount of Oregon's reported sales and operating income. Historically, the Company's principal exposures have been related to local currency operating costs and expenses in Canada and local currency sales and expenses in Europe (principally France and Germany). During the past three years, the Company has not used derivatives to manage any significant foreign currency exchange risk and, at December 31, 2001, no foreign currency exchange derivatives were outstanding.

Commodity Price Risk:
The Company purchases certain raw materials for the manufacture of products. Some of these raw materials are subject to price volatility over periods of time. The Company has not hedged against the price change within its continuing operations segments with any derivative instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items will not be amortized into results of operations, but instead would be reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to reduce annual continuing operations amortization of goodwill and intangibles by approximately $3.0 million commencing January 1, 2002.

The Company is in the process of preparing for its adoption of SFAS 142 and is making the determination as to what reporting units are and what amounts of goodwill, intangible assets, and other liabilities should be allocated to those reporting units. SFAS 142 requires that goodwill be tested annually for impairment, using a two-step process. The first step is to identify a potential impairment as of the beginning of the year. The Company expects to complete this first step of the goodwill impairment test within the SFAS 142 requirement of within six months of adoption. The second step of the goodwill impairment test measures the amount of the impairment loss and must be completed by the end of the Company's fiscal year. The Company has not determined what effect these impairment tests will have on the Company's earnings and financial position.

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

RELATED PARTY TRANSACTIONS

As a result of the Merger and Recapitalization, Lehman Brothers Holdings, Inc., through its affiliates, owns approximately 85% of the Company's stock. By virtue of such ownership, Lehman Brothers Holdings, Inc. is able significantly to influence the business and affairs of the Company with respect to matters requiring stockholder approval. From time to time, Lehman Brothers Holdings, Inc. or its affiliates also receive customary fees for services to the Company in connection with other financings, divestitures, acquisitions, and certain other transactions, including in 2001 $10.1 million in underwriting fees to Lehman and CS First Boston of which ATK reimbursed $5.0 million in connection with the sale of the Sporting Equipment segment on December 7, 2001.

FORWARD LOOKING STATEMENTS

Forward looking statements in this report (including without limitation management's "Assumptions," "Beliefs," "Estimates," "Expectations" or "Projections" and variants of each), as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" on page 18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Shareholders, Blount International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Atlanta, Georgia
January 28, 2002

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


HAROLD E. LAYMAN                              RODNEY W. BLANKENSHIP
President and                                 Senior Vice President
Chief Executive Officer                       and Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries

                                                        Twelve Months Ended
                                                            December 31,
(Dollar amounts in millions,                         --------------------------
except per share data)                                2001      2000      1999
------------------------------------------------     ------    ------    ------
Sales                                                $468.7    $513.9    $486.2
Cost of sales                                         312.3     339.8     329.0
------------------------------------------------     ------    ------    ------
Gross profit                                          156.4     174.1     157.2
Selling, general and administrative expenses           95.5     102.3     103.8
Merger expenses                                                            76.1
Restructuring expenses                                 16.2
------------------------------------------------     ------    ------    ------
Income (loss) from operations                          44.7      71.8     (22.7)
Interest expense                                      (95.9)    (99.7)    (44.8)
Interest income                                         1.4       1.5       3.7
Other income (expense)                                 (0.7)      6.6       0.8
------------------------------------------------     ------    ------    ------
Loss from continuing operations before income taxes   (50.5)    (19.8)    (63.0)
Benefit for income taxes                              (18.4)     (8.1)    (16.2)
------------------------------------------------     ------    ------    ------
Loss from continuing operations before
  extraordinary loss                                  (32.1)    (11.7)    (46.8)
Discontinued operations:
  Net income from operations, net of taxes of
    $2.3, $14.5 and $15.4                               2.5      22.5      25.0
  Loss on disposal, net of taxes of $16.2              (8.5)
------------------------------------------------     ------    ------    ------
Income (loss) before extraordinary items              (38.1)     10.8     (21.8)
Extraordinary loss, net of taxes of $2.9               (5.5)
------------------------------------------------     ------    ------    ------
Net income (loss)                                    $(43.6)   $ 10.8    $(21.8)
------------------------------------------------     ------    ------    ------
Basic earnings (loss) per share:
  Continuing operations                              $(1.04)   $(0.38)   $(0.80)
  Discontinued operations                             (0.20)     0.73      0.43
  Extraordinary loss                                  (0.18)
------------------------------------------------     ------    ------    ------
  Net income (loss)                                  $(1.42)   $ 0.35    $(0.37)
------------------------------------------------     ------    ------    ------
Diluted earnings (loss) per share:
  Continuing operations                              $(1.04)   $(0.38)   $(0.80)
  Discontinued operations                             (0.20)     0.73      0.43
  Extraordinary loss                                  (0.18)
------------------------------------------------     ------    ------    ------
  Net income (loss)                                  $(1.42)   $ 0.35    $(0.37)
------------------------------------------------     ------    ------    ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                December 31,
                                                             ------------------
(Dollar amounts in millions, except per share data)            2001      2000
-----------------------------------------------------------  --------  --------
Assets
-----------------------------------------------------------  --------  --------
Current assets:
  Cash and cash equivalents                                  $   47.6  $    4.8
  Accounts receivable, net of allowance for
    doubtful accounts of $3.5 and $3.8                           57.3     149.0
  Inventories                                                    68.1     150.7
  Deferred income taxes                                          22.9      23.8
  Other current assets                                            8.2       7.1
-----------------------------------------------------------  --------  --------
    Total current assets                                        204.1     335.4
Property, plant and equipment, net of accumulated
  depreciation of $185.2 and $250.7                              96.2     177.4
Cost in excess of net assets of acquired businesses, net         76.9     128.3
Other assets                                                     67.6      62.8
-----------------------------------------------------------  --------  --------
Total Assets                                                 $  444.8  $  703.9
-----------------------------------------------------------  --------  --------
Liabilities and Stockholders' Equity (Deficit)
-----------------------------------------------------------  --------  --------
Current liabilities:
  Notes payable and current maturities of long-term debt     $    8.5  $    8.5
  Accounts payable                                               19.7      44.0
  Accrued expenses                                               93.2      91.1
-----------------------------------------------------------  --------  --------
    Total current liabilities                                   121.4     143.6
Long-term debt, exclusive of current maturities                 632.5     824.5
Deferred income taxes, exclusive of current portion               2.8       4.7
Other liabilities                                                38.0      43.3
-----------------------------------------------------------  --------  --------
    Total liabilities                                           794.7   1,016.1
-----------------------------------------------------------  --------  --------
Commitments and Contingent Liabilities
-----------------------------------------------------------  --------  --------
Stockholders' equity (deficit):
Common stock: par value $.01 per share, 100,000,000 shares
  authorized, 30,795,882 outstanding                              0.3       0.3
Capital in excess of par value of stock                         424.3     417.3
Accumulated deficit                                            (780.6)   (737.1)
Accumulated other comprehensive income                            6.1       7.3
-----------------------------------------------------------  --------  --------
    Total stockholders' deficit                                (349.9)   (312.2)
-----------------------------------------------------------  --------  --------
Total Liabilities and Stockholders' Equity (Deficit)         $  444.8  $  703.9
-----------------------------------------------------------  --------  --------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                                                       Twelve Months Ended December 31,
                                                                                       --------------------------------
(Dollar amounts in millions)                                                             2001        2000       1999
------------------------------------------------------------------------------------   --------    --------   ---------
Cash flows from operating activities:
Net income (loss)                                                                       $ (43.6)    $  10.8   $   (21.8)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  (Income) loss from discontinued operations                                                6.0       (22.5)      (25.0)
  Extraordinary loss                                                                        5.5
  Depreciation, amortization and other noncash charges                                     25.6        21.2        22.9
  Deferred income taxes                                                                   (19.5)       (6.8)       (3.1)
  Gain (loss) on disposals of property, plant and equipment                                 0.5        (5.9)       (0.5)
  Changes in assets and liabilities, net of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                                             21.8        30.3       (16.1)
    (Increase) decrease in inventories                                                     19.1       (16.0)        2.4
    (Increase) decrease in other assets                                                     9.7         8.2        (4.5)
    Increase (decrease) in accounts payable                                                (5.4)       (6.7)        9.5
    Increase (decrease) in accrued expenses                                                (2.7)       (3.6)       22.8
    Increase (decrease) in other liabilities                                                1.0        (2.0)       (1.1)
------------------------------------------------------------------------------------    -------     -------   ---------
  Net cash provided by (used in) continuing operations                                     18.0         7.0       (14.5)
  Net cash provided by discontinued operations                                             29.8        22.8        33.5
------------------------------------------------------------------------------------    -------     -------   ---------
  Net cash provided by operating activities                                                47.8        29.8        19.0
------------------------------------------------------------------------------------    -------     -------   ---------
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment                                        2.7        17.1         0.8
Proceeds from sale of discontinued operations                                             202.6
Purchases of property, plant and equipment                                                (11.5)      (20.6)       (9.7)
Acquisitions of businesses                                                                 (1.3)      (32.6)       (0.7)
Other                                                                                                              (3.3)
------------------------------------------------------------------------------------    -------     -------   ---------
  Net cash  provided by (used in) continuing operations                                   192.5       (36.1)      (12.9)
  Net cash used in discontinued operations                                                 (3.4)      (15.6)       (8.4)
------------------------------------------------------------------------------------    -------     -------   ---------
  Net cash provided by (used in) investing activities                                     189.1       (51.7)      (21.3)
------------------------------------------------------------------------------------    -------     -------   ---------
Cash flows from financing activities:
Net increase in short-term borrowings                                                                   2.0         3.0
Issuance of long-term debt                                                                 13.0        18.1       696.9
Reduction of long-term debt                                                              (211.2)       (3.5)      (74.6)
Capital contribution                                                                        7.0
Decrease in restricted funds                                                                                        3.5
Dividends paid                                                                                                     (7.8)
Redemption of common stock                                                                                     (1,068.8)
Capital contribution                                                                                              417.5
Other                                                                                      (2.9)       (0.4)       (2.0)
------------------------------------------------------------------------------------    -------     -------   ---------
  Net cash provided by (used in) financing activities                                    (194.1)       16.2       (32.3)
------------------------------------------------------------------------------------    -------     -------   ---------
Net increase (decrease) in cash and cash equivalents                                       42.8        (5.7)      (34.6)
------------------------------------------------------------------------------------    -------     -------   ---------
Cash and cash equivalents at beginning of period                                            4.8        10.5        45.1
------------------------------------------------------------------------------------    -------     -------   ---------
Cash and cash equivalents at end of period                                              $  47.6     $   4.8   $    10.5
------------------------------------------------------------------------------------    -------     -------   ---------

The accompanying notes are an integral part of the audited financial statements. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Blount International, Inc. and Subsidiaries

                                                                                                   Accumulated
                                                        Common Stock         Capital   Retained      Other
(Dollar amounts in millions,                      ------------------------  In Excess  Earnings   Comprehensive  Treasury
shares in thousands)                              Common  Class A  Class B    of Par   (Deficit)     Income       Stock      Total
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1998                                  $ 0.3    $ 0.1     $ 38.7   $  348.9          $ 7.6   $ (41.0)  $ 354.6
Net income (loss)                                                                          (21.8)                             (21.8)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                  (0.5)               (0.5)
  Unrealized gains on securities                                                                            1.0                 1.0
  Minimum pension liability adjustment                                                                      0.5                 0.5
                                                                                                                            -------
        Comprehensive income (loss)                                                                                           (20.8)
Redemption of common stock, 48,475 shares
  of Class A and 22,776 shares of Class B                    (0.3)    (0.1)             (1,068.4)                          (1,068.8)
Capital Contributions (27,833 shares)              $ 0.2                        417.3                                         417.5
Exchange of Class A for 2,963 shares of Common       0.1                                                                        0.1
Conversion of Class B to Class A (183 shares)
Retire treasury stock (3,605 Class A)                                           (38.8)      (1.1)                    39.9
Dividends                                                                                   (5.2)                              (5.2)
Other - principally stock options exercised                                       0.1       (0.3)                     1.1       0.9
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 1999                           0.3                        417.3     (747.9)           8.6              (321.7)
Net income (loss)                                                                           10.8                               10.8
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                  (0.8)               (0.8)
  Unrealized losses                                                                                        (0.5)               (0.5)
                                                                                                                            -------
        Comprehensive income                                                                                                    9.5
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 2000                           0.3                        417.3     (737.1)           7.3              (312.2)
Net income (loss)                                                                          (43.6)                             (43.6)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                                  (0.7)               (0.7)
  Unrealized losses                                                                                        (0.5)               (0.5)
                                                                                                                            -------
        Comprehensive income                                                                                                  (44.8)
Capital contribution                                                              7.0                                           7.0
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------
Balance, December 31, 2001                         $ 0.3                       $424.3   $ (780.6)         $ 6.1             $ 349.9
-------------------------------------------       ------  -------  -------  ---------  ---------  -------------  --------   -------

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

The merger was financed by the equity contribution of $417.5 million, senior term loans of $400 million and senior subordinated notes of $325 million issued by Blount, Inc., a wholly-owned subsidiary of Blount International, Inc. The new credit facilities have an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan (none of which was outstanding at December 31, 2001) and a $340.0 million Tranche B Term Loan ($146.2 million of which was outstanding at December 31, 2001), and a $100.0 million revolving credit facility (none of which was outstanding at December 31, 2001). See Note
3. The amounts available under the revolving credit facility were reduced to $75 million after an amendment to the credit agreement on December 7, 2001.

Basis of Presentation:
On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly-owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation, and Ammunition Accessories, Inc. The latter was formed on December 4, 2001 to facilitate the sale of SEG. The Company contributed certain assets and liabilities of SEG to Ammunition Accessories, Inc. in exchange for all the authorized stock of Ammunition Accessories Inc. The Company received approximately 3 million shares of ATK stock and $10,000 in cash for the sale of SEG. The Company has subsequently sold the ATK stock and received gross proceeds of $236.7 million. Net proceeds of approximately $170.5 million are anticipated after the payment of $10.1 million in underwriting fees to Lehman and CS First Boston of which ATK reimbursed $5.0 million and $36.1 million in other transaction related costs and income taxes and the establishment of $25.0 million escrow amount which is included in Other Assets as defined by the

Purchase Agreement between the Company and ATK. The results of operations for SEG have been reclassified to discontinued operations for 2001 and all prior years as presented in the consolidated statement of income (loss). The consolidated balance sheet for the year ended December 31, 2001 reflects the sale of SEG on December 7, 2001. The consolidated balance sheet for the year ended December 31, 2000 includes the net assets of SEG and is comprised of:

                                                     December 31, 2000
     -------------------------------------------     -----------------
     Current assets                                       $133.7
     Property, plant and equipment                          74.7
     Goodwill and other intangible assets                   50.4
     Other assets                                            1.2
     Current liabilities                                   (42.6)
     Other liabilities                                      (8.1)
     -------------------------------------------          ------
     Net assets of discontinued operations                $209.3
     -------------------------------------------          ------

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

Property, Plant and Equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 10 years; furniture, fixtures and office equipment - 3 years to 10 years; and transportation equipment - 3 years to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to continuing operations costs and expenses was $14.4 million, $13.5 million, and $17.9 million in 2001, 2000, and 1999, respectively.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended December 31, 2001.

Cost in excess of net assets of acquired businesses:
The excess cost is amortized by the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization was $34.7 million and $42.3 million as of December 31, 2001 and 2000.

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

Foreign Currency:
For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments to pretax income were not material in 2001, 2000, and 1999.

Derivative Financial Instruments:
On January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." The adoption did not have a material impact on the results of operations. As of December 31, 2001, the Company did not have any material derivative contracts outstanding.

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

Sales Incentives:
The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product, and advertising allowances. The cost of such expenses is recorded at the time of sale and revenue recognition and are recorded as a reduction to revenue in accordance with EITF 00-14, "Accounting for Certain Sales Incentives."

Advertising:
Advertising costs are expensed as incurred except for cooperative advertising which is accrued over the period the revenues are recognized and sales materials such as brochures and catalogs which are accounted for as prepaid supplies and expensed over the period used. Advertising costs from continuing operations were $7.0 million, $9.3 million, and $7.7 million for 2001, 2000, and 1999, respectively.

Research and Development:
Expenditures for research and development are expensed as incurred. These costs from continuing operations were $2.5 million, $4.9 million, and $3.0 million for 2001, 2000, and 1999, respectively.

Contributions:
During the first quarter of 1999, the Company donated art with a book value of $1.5 million and an appraised value of $4.7 million to The Blount Foundation, Inc., a charitable foundation. On an after-tax basis, this donation had no significant effect on net income.

Restructuring Expense:
During the first quarter of 2001, the Company incurred a restructuring expense of $16.2 million. The expense includes $0.6 million related to the closure of a manufacturing facility in Zebulon, North Carolina. The remaining $15.6 million in restructuring expense relates to the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. As of December 31, 2001, the accrued restructuring reserve was $3.1 million.


NOTE 2:
INCOME TAXES

The provision (benefit) for income taxes attributable to income (loss) from continuing operations is as follows:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
(Dollar amounts in millions)                            2001     2000     1999
------------------------------------------------       ------   ------   ------
Current provision (benefit):
   Federal                                             $(24.7)  $ (8.8)  $(17.2)
   State                                                 (0.4)     1.0      1.1
   Foreign                                                6.4      6.0      5.0
Deferred provision (benefit):
   Federal                                                1.3     (7.0)    (5.0)
   State                                                 (0.3)    (0.4)    (0.5)
   Foreign                                               (0.7)     1.1      0.4
------------------------------------------------       ------   ------   ------
                                                       $(18.4)  $ (8.1)  $(16.2)
------------------------------------------------       ------   ------   ------

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before extraordinary loss and income taxes is as follows:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
(Dollar amounts in millions)                            2001     2000     1999
------------------------------------------------       ------   ------   ------
Income (loss) before income taxes:
   Domestic                                            $(68.8)  $(35.4)  $(72.3)
   Foreign                                               18.3     15.6      9.3
------------------------------------------------       ------   ------   ------
                                                       $(50.5)  $(19.8)  $(63.0)
------------------------------------------------       ------   ------   ------
                                                            %        %        %
Statutory tax rate                                      (35.0)   (35.0)   (35.0)
Impact of earnings of foreign operations                 (1.1)     2.1      3.0
State income taxes, net of federal tax benefit            0.1      1.0      0.1
Merger expenses                                                             9.0
Contributions                                                              (1.0)
Permanent differences                                     1.4      7.0      2.0
Other items, net                                         (1.8)   (16.0)    (3.8)
------------------------------------------------       ------   ------   ------
Effective income tax rate                               (36.4)   (40.9)   (25.7)
------------------------------------------------       ------   ------   ------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 2001 and 2000, deferred income tax assets were $50.1 million and $48.2 million and deferred income tax liabilities were $30.7 million and $29.2 million. Deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2001 and 2000, are as follows:

(Dollar amounts in millions)                                     2001     2000
------------------------------------------------------------    ------   ------
Property, plant and equipment basis differences                 $(16.3)  $(15.9)
Employee benefits                                                 24.1     22.3
Other accrued expenses                                            20.4     22.9
Other - net                                                       (8.8)   (10.3)
------------------------------------------------------------    ------   ------
                                                                $ 19.4   $ 19.0
------------------------------------------------------------    ------   ------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2001 to be realized as a result of the reversal of existing taxable temporary differences.

Deferred income taxes of approximately $3.0 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $30.6 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1997 fiscal year with no material adverse effect. The periods from fiscal 1998 through 2001 are still open for review.

NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 2001 and 2000, consists of the following:

(Dollar amounts in millions)                                     2001     2000
------------------------------------------------------------    ------   ------
13% Senior subordinated notes, maturing on
  August 1, 2009                                                $325.0   $325.0
7% Senior notes (net of discount), maturing on
  June 15, 2005                                                  149.2    149.0
Tranche B senior term loans, maturing at various dates
  through December 31, 2005, interest rate varies with LIBOR,
  prime or CD rate depending upon borrowing option selected      146.2    335.8
$75 million revolving credit agreement maturing
  August 19, 2004, interest rate varies with LIBOR, prime
  or CD rate depending upon borrowing option selected              0.0     18.1
12% Lehman Brothers preferred equivalent security                 15.5      0.0
Lease purchase obligations, interest at varying
  rates, payable in installments to 2003                           0.1      0.1
------------------------------------------------------------    ------   ------
                                                                 636.0    828.0
Less current maturities                                           (3.5)    (3.5)
------------------------------------------------------------    ------   ------
                                                                $632.5   $824.5
------------------------------------------------------------    ======   ======

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                 Capital Leases
                                              ---------------------     Total
(Dollar amounts in millions)        Debt      Principal    Interest    Payments
-------------------------------    ------     ---------    --------    --------
2002                               $  3.4       $ 0.1                   $  3.5
2003                                  3.4                                  3.4
2004                                  3.4                                  3.4
2005                                285.2                                285.2
2006                                  0.0                                  0.0
2007 and beyond                     340.5                                340.5
-------------------------------    ------       -----       -----       ------
                                   $635.9       $ 0.1       $ 0.0       $636.0
-------------------------------    ------       -----       -----       ------

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

In August 1999, Blount, Inc., a wholly-owned subsidiary of Blount International, Inc., issued senior subordinated notes (the "senior subordinated notes") with an interest rate of 13% in the principal amount of $325 million. The senior subordinated notes provide for a premium for the redemption of an aggregate of

35% of the senior subordinated notes until August 1, 2002, and for redemption at a premium of all or part of the senior subordinated notes after August 1, 2004, until August 1, 2007, when the senior subordinated notes are redeemable at par. In connection with the $325 million senior subordinated notes, the Company filed a registration statement on Form S-4 on July 15, 1999. Blount, Inc. also entered into new credit facilities with an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan (which has been paid in full), a $340.0 million Tranche B Term Loan ($146.2 million outstanding at December 31, 2001), and a $100.0 million revolving credit facility. On December 7, 2001, the Company amended the credit agreement to incorporate the impact of the sale of SEG to ATK. The amendment addressed, among other things, the repayment of a portion of the outstanding debt with the net proceeds from the SEG sale, revisions to the consolidated leverage and interest coverage ratios, a reduction in the revolving credit facility to $75 million, and certain prepayment and amendment fees. The agreement also cures any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001. At December 31, 2001, there was $146.2 million outstanding on Tranche B Term Loans.

The Tranche B Term Loan repayments as a result of the amendment are $850,000 each quarter until June 30, 2005, then increasing to $80.0 million on September 30, 2005, and a final payment of $54.3 million on December 31, 2005. The Tranche B borrowings can be repaid, in whole or in part, at anytime. The Company and all of the Company's domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the debt issued to finance the merger and recapitalization of August 19, 1999. In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral.
Blount, Inc.'s obligations and its domestic subsidiaries' guarantee obligations under the new credit facilities are collateralized by a first priority security interest in substantially all of their respective assets. The Company's guarantee obligations in respect of the new credit facilities are collateralized by a pledge of all of Blount, Inc.'s capital stock. The 7.0% senior notes share equally and ratably in certain of the collateral securing the new credit facilities. The Company was required to enter into hedge agreements within 180 days of the Tranche B borrowing and maintain such hedge agreements in place until the second anniversary of the Tranche B borrowing such that at least 33% of the aggregate principal amount of the Tranche B borrowing is subject to a fixed rate of interest. The Company had in place an interest rate cap at an immaterial cost to comply with this requirement.

In August 1999, the Company replaced its $150 million revolving credit agreement expiring April 1, 2002, with a new $100 million revolving credit agreement expiring on August 19, 2004. The amount available under the revolving credit agreement was reduced by amendment on December 7, 2001 to $75 million. At December 31, 2001, there were no amounts outstanding under the revolving credit agreement. The revolving credit agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on LIBOR and base interest rates. The revolving credit agreement and the term loan facilities contain covenants relating to indebtedness, liens, mergers, consolidations, disposals of property, payment of dividends, capital expenditures, investments, optional payments and modifications of the agreements, transactions with affiliates, sales and leasebacks, changes in fiscal periods, negative pledges, subsidiary distributions, lines of business, hedge agreements, and activities of the Company and requires the Company to maintain certain leverage and interest coverage ratios. In January 2001, the Company amended the credit agreement in part to avoid a possible default under the leverage and interest coverage ratios of the credit facilities.

On March 2, 2001, in connection with the amendment, the Company's principal shareholder, an affiliate of Lehman Brothers Merchant Banking Partners II L.P., invested $20 million in the form of preferred equivalent securities with warrants to acquire 1,000,000 shares of Blount common stock (or approximately 3% of the Company) that are exercisable immediately at a price of $0.01 a share. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock. The Company recorded the fair value of the warrants of $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security. The debt portion of this security at December 31, 2001 is $15.5 million and increased during 2001 through the accretion of the discount and the accrual of interest.

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants; accordingly, the Company was in compliance with all debt covenants as of and for the year ended December 31, 2001. While there can be no assurance, management believes the Company will comply with all debt covenants during 2002. Should the Company not comply with the covenants during 2002, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures.

The weighted average interest rate on outstanding foreign short-term borrowings on December 31, 2001 and 2000 was 3.3% and 7.2%.


NOTE 4:
ACQUISITIONS AND DISPOSALS

The Company has accounted for acquisitions by the purchase method, and the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of between 5 and 40 years.

On September 26, 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. On October 16, 2000, the Company purchased the assets of Windsor Forestry Tools, Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment, from Snap-on Incorporated. On October 20, 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. The aggregate purchase price of these acquisitions was $40.1 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million. The cost in excess of net assets acquired was $20.8 million and has been amortized over a period of 40 years. Assuming these transactions had occurred on January 1, 2000, the consolidated pro forma results for 2000 would not be materially different from the reported results.

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). See Note 1 for transaction details.

NOTE 5:
CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The Company has authorized 100 million shares of common stock.

The number of shares used in the denominators of the basic and diluted earnings
(loss) per share computations were as follows (in thousands):

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
                                                        2001     2000     1999
------------------------------------------------       ------   ------   ------
Shares for basic earnings (loss) per share
  computation - weighted average
  common shares outstanding                            30,796   30,796   58,185
Dilutive effect of stock options
------------------------------------------------       ------   ------   ------
Shares for diluted earnings (loss) per
  share computation                                    30,796   30,796   58,185
------------------------------------------------       ------   ------   ------

No adjustment was required to reported income amounts for inclusion in the numerators of the earnings (loss) per share computations.

Prior to the merger and recapitalization described in Note 1, the Company had granted options to purchase its Class A common stock to certain officers and key employees under four fixed stock option plans. Under these plans, options could be granted up to 13,500,000 shares. Each plan provided for the granting of options with an option price per share not less than the fair market value of one share of Class A common stock on the date of grant. The options granted were exercisable for a period of up to ten years under each plan and vested in installments over periods determined by the Compensation and Management Development Committee of the Board of Directors. Options to purchase 1,121,200 shares were granted during the first quarter of 1999 under the 1998 Blount Long-Term Executive Stock Option Plan. As a result of the merger described in Note 1, all outstanding options were canceled through payments associated with the merger to the holders of such options. During 1999 and 2000, the Company's Board of Directors adopted new stock option plans under which options, either incentive stock options or nonqualified stock options, to purchase the Company's common stock may be granted to employees, directors, and other persons who perform services for the Company. The number of shares which may be issued under these plans may not exceed 5,875,000 shares. The option price per share for incentive stock options may not be less than 100% of the average closing sale price for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a nonqualified stock option shall be established on the date of grant and may be less than the fair market value of one share of common stock on the date of grant. In 1999, options were granted to purchase 2,301,320 shares at the price of $15 per share. In 2000, options were granted to purchase 120,000 shares at an average price of $11.52 per share. In 2001, options were granted to purchase 634,700 shares at an average price of $4.96 per share. As of December 31, 2001, 2000, and 1999, there were options for 3,733,500 shares, 3,603,680 shares, and 623,680 shares available for grant.

A summary of the status of the Company's fixed stock option plans as of December 31, 2001, 2000, and 1999, and changes during the periods ending on those dates is presented below:

                                                       Twelve Months
                                                     Ended December 31,
                         --------------------------------------------------------------------------
                                  2001                      2000                      1999
                         ----------------------    ----------------------    ----------------------
                                      Weighted-                 Weighted-                 Weighted-
                                       Average                   Average                   Average
                           Shares     Exercise       Shares     Exercise       Shares     Exercise
                         (in 000's)     Price      (in 000's)     Price      (in 000's)     Price
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
beginning of period           2,271      $14.82         2,251      $15.00         7,288      $ 8.19
   Granted                      635        4.96           120       11.52         3,422       14.27
   Exercised                                                                       (100)       8.81
   Forfeited                   (765)      13.67          (100)      15.00          (106)      13.15
   Canceled                                                                      (8,253)      (8.78)
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
end of period                 2,141      $12.30         2,271      $14.82         2,251      $15.00
--------------------     ----------   ---------    ----------   ---------    ----------   ---------
Options exercisable
at end of period                829                       289                         0
--------------------     ----------                ----------                ----------

Options outstanding at December 31, 2001, have an average exercise price of $12.30 per share, vest over periods to six years and have a remaining contractual life of approximately 8.1 years.

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

                                                         Twelve Months Ended
                                                             December 31,
(Dollar amounts in millions,                           ------------------------
except per share data)                                  2001     2000     1999
------------------------------------------------       ------   ------   ------
Net income (loss):
   As reported                                         $(43.6)  $ 10.8   $(21.8)
   Pro forma                                            (44.3)     8.8      4.1
Earnings (loss) per share:
   As reported:
     Basic                                              (1.42)    0.35    (0.37)
     Diluted                                            (1.42)    0.35    (0.37)
   Pro forma:
     Basic                                              (1.44)    0.28     0.07
     Diluted                                            (1.44)    0.28     0.07
------------------------------------------------       ------   ------   ------

For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
                                                        2001     2000     1999
------------------------------------------------       ------   ------   ------
Estimated lives of plan options                       5 years  6 years  6 years
Risk-free interest rates                                 4.8%     6.3%     5.8%
Expected volatility                                     37.0%    33.0%    30.0%
Dividend yield                                           0.0%     0.0%     0.5%
------------------------------------------------       ------   ------   ------

The weighted average estimated fair value of options granted during 2001, 2000, and 1999 was $2.01, $4.92, and $5.47, respectively.

On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a mezzanine security with warrants to acquire 1,000,000 shares of Blount common stock that are exercisable immediately at $0.01 a share.

NOTE 6:
PENSION AND POSTRETIREMENT BENEFIT PLANS

The changes in the benefit obligations, changes in plan assets, and funded status of the Company's defined benefit pension plans and other postretirement medical and life benefit plans for the periods ended December 31, 2001 and 2000, were as follows:

                                                                             Other
                                                         Pension         Postretirement
                                                         Benefits           Benefits
FUNDED PLANS                                         ----------------   ----------------
(Dollar amounts in millions)                          2001      2000     2001      2000
------------------------------------------------     ------    ------   ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period           $(139.5)  $(127.6)  $ (3.1)   $ (1.9)
Service cost                                           (5.9)     (5.9)
Interest cost                                         (10.1)     (9.9)    (0.2)     (0.2)
Plan participants' contributions                                          (0.1)     (0.2)
Actuarial gains (losses)                               (6.1)     (0.7)    (0.9)     (1.3)
Benefits and plan expenses paid                         5.3       4.6      0.4       0.5
Curtailment/settlement                                 50.5
------------------------------------------------    -------   -------   ------    ------
Benefit obligation at end of period                  (105.8)   (139.5)    (3.9)     (3.1)
------------------------------------------------    -------   -------   ------    ------

Change in Plan Assets:
Fair value of plan assets at beginning of period      131.0     138.3      1.8       1.9
Actual return on plan assets                          (14.7)     (3.9)     0.1       0.2
Company contributions                                   2.7       1.2
Plan participants' contributions                                           0.1       0.2
Benefits and plan expenses paid                        (5.3)     (4.6)              (0.5)
Settlements                                           (29.2)              (0.4)
------------------------------------------------    -------   -------   ------    ------
Fair value of plan assets at end of period             84.5     131.0      1.6       1.8
------------------------------------------------    -------   -------   ------    ------
Funded status                                         (21.3)     (8.5)    (2.3)     (1.3)
Unrecognized actuarial (gains) losses                  17.0       5.2      2.3       1.3
Unrecognized transition asset                          (0.1)     (0.3)
Unrecognized prior service cost                         0.1      (0.3)
------------------------------------------------    -------   -------   ------    ------
Net amount recognized                               $  (4.3)  $  (3.9)  $  0.0    $  0.0
------------------------------------------------    -------   -------   ------    ------

Net amount recognized:
Prepaid benefits                                    $   3.2   $   3.5
Accrued benefits                                       (7.5)     (7.4)
------------------------------------------------    -------   -------   ------    ------
                                                    $  (4.3)  $  (3.9)  $  0.0    $  0.0
------------------------------------------------    -------   -------   ------    ------

                                                                             Other
                                                         Pension         Postretirement
                                                         Benefits           Benefits
OTHER PLANS                                          ----------------   ----------------
(Dollar amounts in millions)                          2001      2000     2001      2000
------------------------------------------------     ------    ------   ------    ------
Change in Benefit Obligation:
Benefit obligation at beginning of period            $(12.6)   $(13.5)  $(19.6)   $(15.8)
Service cost                                           (0.8)     (0.8)    (0.5)     (0.4)
Interest cost                                          (1.1)     (0.9)    (1.9)     (1.4)
Plan participants' contributions                                          (0.9)     (0.8)
Actuarial gains (losses)                               (2.2)      1.5     (8.1)     (3.6)
Benefits and plan expenses paid                         0.5       1.1      2.4       2.4
Curtailment/settlement                                  7.3                6.7
------------------------------------------------     ------    ------   ------    ------
Benefit obligation at end of period                    (8.9)    (12.6)   (21.9)    (19.6)
Unrecognized actuarial (gains) losses                   1.3       0.4      6.6       0.5
Unrecognized prior service cost                         1.8       3.0      0.1       0.1
------------------------------------------------     ------    ------   ------    ------
Net amount recognized                                $ (5.8)   $ (9.2)  $(15.2)   $(19.0)
------------------------------------------------     ------    ------   ------    ------

Net amount recognized:
Accrued benefits                                     $ (7.0)   $(11.4)  $(15.2)   $(19.0)
Intangible asset                                        1.2       2.2
----------------------------------------             ------    ------   ------    ------
                                                     $ (5.8)   $ (9.2)  $(15.2)   $(19.0)
----------------------------------------             ------    ------   ------    ------

The accumulated pension benefit obligation of supplemental non-qualified defined benefit pension plans was $7.9 million and $10.5 million at December 31, 2001 and 2000, respectively. Two Rabbi Trusts, whose assets are not included in the table above, have been established to fund part of these non-qualified benefits.

These two Rabbi Trusts required the funding of certain executive benefits upon a change in control or threatened change in control such as the merger and recapitalization described in Note 1 of Notes to Consolidated Financial Statements. At December 31, 2001 and 2000, approximately $11.1 million and $21.5 million, respectively, were held in these trusts and is included in "Other assets" in the Consolidated Balance Sheet.

The curtailment and settlement amounts are the result of the sale of SEG to ATK. As defined in the Purchase Agreement, ATK will retain the obligation for all active employees of SEG as of December 7, 2001 and retired employees of the Federal Cartridge Company. The Company will retain the obligation for the remaining retired employees of SEG.

The components of net periodic benefit cost and the weighted average assumptions used in accounting for pension and other postretirement benefits follow:

                                                         Pension Benefits           Other Postretirement Benefits
                                                  ------------------------------    ------------------------------
                                                       Twelve Months Ended               Twelve Months Ended
                                                           December 31,                      December 31,
                                                  ------------------------------    ------------------------------
(Dollar amounts in millions)                        2001       2000       1999        2001       2000       1999
-------------------------------------------       --------   --------   --------    --------   --------   --------
Components of net periodic benefit cost:
Service cost                                       $  6.7     $  6.7     $  7.5      $  0.5     $  0.4     $  0.4
Interest cost                                        11.1       10.8        9.8         2.1        1.6        1.3
Expected return on plan assets                      (11.6)     (12.3)     (10.8)       (0.1)      (0.1)      (0.1)
Amortization of actuarial (gains) losses              0.4       (0.2)      (0.2)        0.4        0.1
Amortization of transition asset                     (0.1)      (0.1)      (0.1)
Amortization of prior service cost                    1.0        1.0        1.0
Curtailment/settlement (gain) loss                   (0.1)
                                                   ------     ------     ------      ------     ------     ------
                                                   $  7.4     $  5.9     $  7.2      $  2.9     $  2.0     $  1.6
                                                   ------     ------     ------      ------     ------     ------
Weighted average assumptions:
Discount rate                                        7.2%       7.4%       7.4%        7.2%       7.5%       7.5%
Expected return on plan assets                       8.9%       8.9%       8.9%        9.0%       9.0%       9.0%
Rate of compensation increase                        3.6%       4.0%       4.0%
-------------------------------------------        ------     ------     ------      ------     ------     ------

A 7.0% annual rate of increase in the cost of health care benefits was assumed for 2001; the rate was assumed to decrease 1.0% per year until 4.0% is reached. For 2002, a 13.0% increase in the cost of health care benefits will be assumed; the rate will decrease to 5.0% by 2007. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollar amounts in millions)                          1% Increase   1% Decrease
------------------------------------------------      -----------   -----------
Effect on service and interest cost components           $ 0.2        $ (0.2)
Effect on other postretirement benefit obligations         2.3          (2.0)
------------------------------------------------      -----------   -----------


The Company sponsors a defined contribution 401(k) plan and matches a portion of employee contributions. The expense for the match was $4.6 million, $4.7 million, and $4.9 million in 2001, 2000, and 1999.


NOTE 7:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in 1 to 5 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, are as follows (in millions): 2002-- $1.9; 2003--$1.6; 2004--$1.0; 2005--$0.8; 2006--$0.2; and 2007 and beyond--$0.1.
Rentals charged to continuing operations costs and expenses under cancelable and noncancelable lease arrangements were $2.7 million, $2.3 million, and $2.3 million for 2001, 2000, and 1999, respectively.

Certain customers of the Company's Outdoor Products and Industrial and Power Equipment segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies. The aggregate repurchase amount included in the agreements outstanding as of December 31, 2001 is $3.2 million. These arrangements have not had a material adverse effect on the Company's operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, as any repurchased equipment will likely be resold. The Company also sold certain trade account receivables to a third party in 2001 with value of $0.2 million with minimal recourse (approximately 10% of value).

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

On or about July 26, 2001, the Company's former Federal Cartridge Company subsidiary received notice from the Region 5 Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties totaling $255,400 in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota, ammunition manufacturing site. These include the allegedly (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations, and (iv) improper training of certain responsible personnel. Blount has retained the liability for this notice under the terms of the sale of SEG including Federal Cartridge to ATK.

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


NOTE 8:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 9). At December 31, 2001, approximately 59% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, and chain saw and other original equipment manufacturers, and are normally not collateralized. The Company has an arrangement through a third-party financing company where Dixon and Industrial and Power Equipment customers can finance purchases of equipment with minimal recourse to the Company.

The estimated fair values of certain financial instruments at December 31, 2001 and 2000, are as follows:

                                             2001                  2000
                                     --------------------  --------------------
                                     Carrying     Fair     Carrying     Fair
(Dollar amounts in millions)          Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments        $  47.6    $  47.6    $   4.8    $   4.8
Other assets (restricted trust
  funds and notes receivable)             12.1       12.1       23.2       23.1
Notes payable and long-term debt
  (see Note 3)                           641.0      443.3     (833.0)    (725.9)
----------------------------------     -------    -------    -------    -------

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


NOTE 9:
SEGMENT INFORMATION

The Company identifies operating segments based on management responsibility. The Company has two reportable segments: Outdoor Products and Industrial and Power Equipment. Outdoor Products produces or markets chain saw components (chain, bars and sprockets), lawn mowers and related products, and other outdoor care products. Industrial and Power Equipment produces timber harvesting and industrial loading equipment and power transmission and gear components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant.

Information on Segments:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2001      2000      1999
------------------------------------------------     ------    ------    ------
Sales:
   Outdoor products                                  $348.1    $360.7    $327.6
   Industrial and power equipment                     120.6     153.2     158.6
------------------------------------------------     ------    ------    ------
                                                     $468.7    $513.9    $486.2
------------------------------------------------     ------    ------    ------
Operating income (loss):
   Outdoor products                                  $ 70.3    $ 81.0    $ 71.8
   Industrial and power equipment                      (1.7)      1.1      (1.1)
------------------------------------------------     ------    ------    ------
   Operating income from segments                      68.6      82.1      70.7
Corporate office expenses                              (7.7)    (10.3)    (17.3)
Merger expenses                                                           (76.1)
Restructuring expenses                                (16.2)
------------------------------------------------     ------    ------    ------
Income (loss) from continuing operations               44.7      71.8     (22.7)
Interest expense                                      (95.9)    (99.7)    (44.8)
Interest income                                         1.4       1.5       3.7
Other income (expense), net                            (0.7)      6.6       0.8
------------------------------------------------     ------    ------    ------
Loss from continuing operations before income taxes  $(50.5)   $(19.8)   $(63.0)
------------------------------------------------     ------    ------    ------


Identifiable assets:
   Outdoor products                                  $203.4    $224.7    $210.6
   Industrial and power equipment                      94.3     117.5     109.2
   Corporate office/discontinued operations           147.1     361.7     368.9
------------------------------------------------     ------    ------    ------
                                                     $444.8    $703.9    $688.7
------------------------------------------------     ------    ------    ------
Depreciation and amortization:
   Outdoor products                                  $ 12.4    $ 10.8    $ 13.9
   Industrial and power equipment                       4.5       4.1       4.9
   Corporate office                                     6.7       6.3       4.1
------------------------------------------------     ------    ------    ------
                                                     $ 23.6    $ 21.2    $ 22.9
------------------------------------------------     ------    ------    ------
Capital expenditures:
   Outdoor products                                  $ 10.5    $ 12.4    $  9.3
   Industrial and power equipment                       1.0       2.3       1.3
   Corporate office                                               5.9       0.1
------------------------------------------------     ------    ------    ------
                                                     $ 11.5    $ 20.6    $ 10.7
------------------------------------------------     ------    ------    ------

Information on Sales By Significant Product Groups:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2001      2000      1999
------------------------------------------------     ------    ------    ------
Chain saw components                                 $230.3    $230.8    $201.1
Timber harvesting and loading equipment               101.7     127.8     133.1
Lawn mowers and related products                       78.8      89.6      87.2
All others, less than 5% each                          57.9      65.7      64.8
------------------------------------------------     ------    ------    ------
                                                     $468.7    $513.9    $486.2
------------------------------------------------     ======    ======    ======


Information on Geographic Areas:
                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2001      2000      1999
------------------------------------------------     ------    ------    ------
Sales:
  United States                                      $280.8    $308.6    $306.5
  Canada                                               18.8      22.0      24.1
  Germany                                              20.1      21.5      19.0
  France                                               15.0      18.3      15.6
  Sweden                                               16.3      19.7      15.7
  All others, less than 3% each                       117.7     123.8     105.3
------------------------------------------------     ------    ------    ------
                                                     $468.7    $513.9    $486.2
------------------------------------------------     ------    ------    ------

Long-Lived Assets:
  United States                                      $ 64.0    $148.7    $156.1
  Canada                                               22.4      20.3      20.1
  Brazil                                                4.1       3.9       3.7
  Belgium                                               4.5       3.3       2.0
  All others, less than 1% each                         1.2       1.2       1.0
------------------------------------------------     ------    ------    ------
                                                     $ 96.2    $177.4    $182.9
------------------------------------------------     ------    ------    ------

The geographic sales information is by country of destination. Long-lived assets exclude the cost in excess of net assets of acquired businesses. One customer accounted for more than 11% of consolidated sales in 2001 and no customer accounted for more than 10% in 2000 or 1999. In 2001, approximately 15% of sales by Outdoor Products were to one customer and 32% of Industrial and Power Equipment sales were to two customers. While the Company expects these business relationships to continue, the loss of any of these customers could affect the operations of the segments. Each of the Company's segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Twelve Months
Ended December 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  301.5    $123.8       $160.2      $  (116.8)   $468.7
Cost of sales                                                   205.8      97.6        124.3         (115.4)    312.3
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     95.7      26.2         35.9           (1.4)    156.4
Selling, general and administrative expenses     $  0.7          54.4      20.6         19.8                     95.5
Restructuring expenses                                           16.2                                            16.2
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.7)         25.1       5.6         16.1           (1.4)     44.7
Interest expense                                  (31.6)        (93.0)     (0.8)        (0.4)          29.9     (95.9)
Interest income                                     0.1          30.4       0.2          0.6          (29.9)      1.4
Other income (expense), net                                       1.2      (1.3)        (0.6)                    (0.7)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from continuing operations
  before income taxes                             (32.2)        (36.3)      3.7         15.7           (1.4)    (50.5)
Provision (benefit) for income taxes              (11.7)        (14.5)      1.5          6.3                    (18.4)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from continuing operations          (20.5)        (21.8)      2.2          9.4           (1.4)    (32.1)
Discontinued operations:
  Net income (loss) from operations                               2.8      (0.3)                                  2.5
  Income (loss) on disposal, net                                 (2.3)     (6.2)                                 (8.5)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before extraordinary items          (20.5)        (21.3)     (4.3)         9.4           (1.4)    (38.1)
  Extraordinary loss                                             (5.5)                                           (5.5)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings (losses)
  of affiliated companies                         (20.5)        (26.8)     (4.3)         9.4           (1.4)    (43.6)
Equity in earnings (losses) of
  affiliated companies, net                       (23.1)          3.7      (0.3)                       19.7
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $(43.6)     $  (23.1)   $ (4.6)      $  9.4      $    18.3    $(43.6)
                                                 ======      ========    ======       ======      =========    ======

For The Twelve Months
Ended December 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  328.8    $133.7       $190.2      $  (138.8)   $513.9
Cost of sales                                                   252.6      94.5        131.8         (139.1)    339.8
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     76.2      39.2         58.4            0.3     174.1
Selling, general and administrative expenses     $  0.9          42.6      19.8         39.0                    102.3
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                      (0.9)         33.6      19.4         19.4            0.3      71.8
Interest expense                                  (34.0)        (99.3)     (2.7)        (0.4)          36.7     (99.7)
Interest income                                     0.2          37.3       0.4          0.3          (36.7)      1.5
Other income (expense), net                                       8.5      (1.6)        (0.3)                     6.6
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (34.7)        (19.9)     15.5         19.0            0.3     (19.8)
Provision (benefit) for income taxes              (15.3)         (6.0)      6.1          7.1                     (8.1)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from continuing operations          (19.4)        (13.9)      9.4         11.9            0.3     (11.7)
Discontinued operations:
  Net income (loss) from operations                               8.9      13.6                                  22.5
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings (losses)
  of affiliated companies                         (19.4)         (5.0)     23.0         11.9            0.3      10.8
Equity in earnings (losses) of
  affiliated companies, net                        30.2          35.2      (0.3)                      (65.1)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $ 10.8      $   30.2    $ 22.7       $ 11.9      $   (64.8)   $ 10.8
                                                 ======      ========    ======       ======      =========    ======

For The Twelve Months
Ended December 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  333.8    $124.1       $167.1      $  (138.8)   $486.2
Cost of sales                                                   268.1      84.7        115.3         (139.1)    329.0
                                                             --------    ------       ------      ---------    ------
Gross profit                                                     65.7      39.4         51.8            0.3     157.2
Selling, general and administrative expenses     $  1.1          45.7      18.7         38.3                    103.8
Merger expenses                                    69.6           6.5                                            76.1
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from operations                     (70.7)         13.5      20.7         13.5            0.3     (22.7)
Interest expense                                                (44.7)     (2.5)                        2.4     (44.8)
Interest income                                     1.3           4.0       0.5          0.3           (2.4)      3.7
Other income (expense), net                                       3.3      (1.6)        (0.9)                     0.8
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before income taxes                 (69.4)        (23.9)     17.1         12.9            0.3     (63.0)
Provision (benefit) for income taxes              (20.2)         (8.7)      6.5          6.2                    (16.2)
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) from continuing operations          (49.2)        (15.2)     10.6          6.7            0.3     (46.8)
Discontinued operations:
  Net income (loss) from operations                               9.7      15.3                                  25.0
                                                 ------      --------    ------       ------      ---------    ------
Income (loss) before earnings (losses)
  of affiliated companies                         (49.2)         (5.5)     25.9          6.7            0.3     (21.8)
Equity in earnings (losses) of
  affiliated companies, net                        27.4          32.9      (0.1)                      (60.2)
                                                 ------      --------    ------       ------      ---------    ------
Net income                                       $(21.8)     $   27.4    $ 25.8       $  6.7      $   (59.9)   $(21.8)
                                                 ======      ========    ======       ======      =========    ======

December 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   43.9    $ (1.1)      $  4.8                   $    47.6
  Accounts receivable, net                                       26.3      14.7         16.3                        57.3
  Intercompany receivables                                      282.2      28.6          6.0      $  (316.8)
  Inventories                                                    29.1      22.7         16.3                        68.1
  Deferred income taxes                                          22.9                                               22.9
  Other current assets                                            6.5       0.4          1.3                         8.2
                                                             --------    ------       ------      ---------    ---------
    Total current assets                                        410.9      65.3         44.7         (316.8)       204.1
Investments in affiliated companies              $(17.5)        186.9                    0.2         (169.6)
Property, plant and equipment, net                               42.0      27.4         26.8                        96.2
Cost in excess of net assets of acquired
  businesses, net                                                30.2      40.2          6.5                        76.9
Intercompany notes receivable                                                            5.0           (5.0)
Other assets                                                     64.0       0.5          3.1                        67.6
                                                 ------      --------    ------       ------      ---------    ---------
    Total Assets                                 $(17.5)     $  734.0    $133.4       $ 86.3      $  (491.4)   $   444.8
                                                 ======      ========    ======       ======      =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    3.4                 $  5.1                   $     8.5
  Accounts payable                               $  0.1          10.3    $  4.9          4.4                        19.7
  Intercompany payables                           316.8                                           $  (316.8)
  Accrued expenses                                               78.5       5.9          8.8                        93.2
                                                 ------      --------    ------       ------      ---------    ---------
    Total current liabilities                     316.9          92.2      10.8         18.3         (316.8)       121.4
Long-term debt, exclusive of current maturities    15.5         617.0                                              632.5
Intercompany notes payable                                        5.0                                  (5.0)
Deferred income taxes, exclusive of
  current portion                                                 0.9                    1.9                         2.8
Other liabilities                                                36.4       0.9          0.7                        38.0
                                                 ------      --------    ------       ------      ---------    ---------
    Total liabilities                             332.4         751.5      11.7         20.9         (321.8)       794.7
Stockholders' equity (deficit)                   (349.9)        (17.5)    121.7         65.4         (169.6)      (349.9)
                                                 ------      --------    ------       ------      ---------    ---------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $(17.5)     $  734.0    $133.4       $ 86.3      $  (491.4)   $   444.8
                                                 ======      ========    ======       ======      =========    =========

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
                                                 ======      ========    ======       ======      =========    =========

For The Twelve Months
Ended December 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                     $    34.2   $   27.7    $  2.4       $  9.2      $   (55.5)   $    18.0
Net cash provided by discontinued operations                     20.6       9.2                                     29.8
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) operating
  activities                                          34.2       48.3      11.6          9.2          (55.5)        47.8
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   2.6                    0.1                         2.7
Proceeds from sale of discontinued
  operations                                                     54.0     148.6                                    202.6
Purchases of property, plant and equipment                       (4.7)     (2.2)        (4.6)                      (11.5)
Acquisitions of businesses                                       (1.3)                                              (1.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) continuing
  operations                                                     50.6     146.4         (4.5)                      192.5
Net cash used in discontinued operations                         (2.3)     (1.1)                                    (3.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) investing
  activities                                                     48.3     145.3         (4.5)                      189.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Issuance of long-term debt                            13.0                                                          13.0
Reduction of long-term debt                                    (211.1)                  (0.1)                     (211.2)
Dividends paid                                                  (52.1)                  (3.4)          55.5
Capital contributions                                  7.0       20.0                                 (20.0)         7.0
Advances from (to) affiliated companies              (54.2)     191.4    (157.2)                       20.0
Other                                                            (2.9)                                              (2.9)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $   (34.2)     (54.7)   (157.2)        (3.5)     $    55.5       (194.1)
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                    41.9      (0.3)         1.2                        42.8
Cash and cash equivalents at beginning of period                  1.9      (0.8)         3.7                         4.8
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $   43.8    $ (1.1)      $  4.9                   $    47.6
                                                 =========   ========    ======       ======      =========    =========

For The Twelve Months
Ended December 31, 2000

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                     $   355.6   $    2.7    $ 21.0       $  7.9      $  (380.2)   $     7.0
Net cash provided by (used in) discontinued
  operations                                                     25.6      (2.8)                                    22.8
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) operating
  activities                                         355.6       28.3      18.2          7.9         (380.2)        29.8
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  15.5       1.5          0.1                        17.1
Purchases of property, plant and equipment                       (8.2)     (6.5)        (5.9)                      (20.6)
Acquisitions of businesses                                      (32.6)                                             (32.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in continuing operations                          (25.3)     (5.0)        (5.8)                      (36.1)
Net cash used in discontinued operations                        (11.4)     (4.2)                                   (15.6)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                           (36.7)     (9.2)        (5.8)                      (51.7)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                             2.0                         2.0
Issuance of long-term debt                                       18.1                                               18.1
Reduction of long-term debt                                      (3.4)                  (0.1)                       (3.5)
Dividends paid                                                 (375.0)                  (5.2)         380.2
Advances from (to) affiliated companies             (355.6)     365.7     (10.1)
Other                                                            (0.4)                                              (0.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $  (355.6)       5.0     (10.1)        (3.3)     $   380.2         16.2
                                                 ---------   --------    ------       ------      ---------    ---------
Net decrease in cash and cash equivalents                        (3.4)     (1.1)        (1.2)                       (5.7)
Cash and cash equivalents at beginning of period                  5.3       0.3          4.9                        10.5
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    1.9    $ (0.8)      $  3.7                   $     4.8
                                                 =========   ========    ======       ======      =========    =========

For The Twelve Months
Ended December 31, 1999

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                     $   (24.3)  $   41.1    $ (5.0)      $  2.9      $   (29.2)   $   (14.5)
Net cash provided by discontinued operations                     11.8      21.7                                     33.5
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) operations            (24.3)      52.9      16.7          2.9          (29.2)        19.0
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.7       0.1                                      0.8
Purchases of property, plant and equipment                       (3.8)     (2.4)        (3.5)                       (9.7)
Acquisitions of businesses                                                 (0.7)                                    (0.7)
Other                                                            (3.3)                                              (3.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in continuing operations                           (6.4)     (3.0)        (3.5)                      (12.9)
Net cash used in discontinued operations                         (3.1)     (5.3)                                    (8.4)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash used in investing activities                            (9.5)     (8.3)        (3.5)                      (21.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                             3.0                         3.0
Issuance of long-term debt                                      696.9                                              696.9
Reduction of long-term debt                                     (72.1)     (2.3)        (0.2)                      (74.6)
Decrease in restricted funds                                      3.5                                                3.5
Dividends paid                                        (7.8)     (25.0)                  (4.2)          29.2         (7.8)
Redemption of common stock                        (1,068.8)                                                     (1,068.8)
Capital contribution                                 417.5                                                         417.5
Advances from (to) affiliated companies              682.4     (678.1)     (4.3)
Other                                                  1.0       (3.0)                                              (2.0)
                                                 ---------   --------    ------       ------      ---------    ---------
Net cash provided by (used in) financing
  activities                                     $    24.3      (77.8)     (6.6)        (1.4)     $    29.2        (32.3)
                                                 ---------   --------    ------       ------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                                   (34.4)      1.8         (2.0)                      (34.6)
Cash and cash equivalents at beginning of period                 39.7      (1.5)         6.9                        45.1
                                                 ---------   --------    ------       ------      ---------    ---------
Cash and cash equivalents at end of period                   $    5.3    $  0.3       $  4.9                   $    10.5
                                                 =========   ========    ======       ======      =========    =========

NOTE 11:
OTHER INFORMATION

At December 31, 2001 and 2000, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                              2001           2000
-----------------------------------------------        ---------      ---------
Accounts receivable:
   Trade accounts                                       $  58.3        $ 148.1
   Other                                                    2.5            4.7
   Allowance for doubtful accounts                         (3.5)          (3.8)
-----------------------------------------------         -------        -------
                                                        $  57.3        $ 149.0
-----------------------------------------------         -------        -------
Inventories:
   Finished goods                                       $  32.1        $  81.1
   Work in process                                          9.8           27.3
   Raw materials and supplies                              26.2           42.3
-----------------------------------------------         -------        -------
                                                        $  68.1        $ 150.7
-----------------------------------------------         -------        -------
Property, plant and equipment:
   Land                                                 $   5.6        $  13.2
   Buildings and improvements                              75.7          115.0
   Machinery and equipment                                169.4          255.8
   Furniture, fixtures and office equipment                20.7           26.8
   Transportation equipment                                 4.8            8.5
   Construction in progress                                 5.2            8.8
   Accumulated depreciation                              (185.2)        (250.7)
-----------------------------------------------         -------        -------
                                                        $  96.2        $ 177.4
-----------------------------------------------         -------        -------
Other Assets:
   Deferred financing costs                             $  23.9        $  31.0
   Rabbi trusts (see Note 6)                               11.1           21.5
   Other                                                   32.6           10.3
-----------------------------------------------         -------        -------
                                                        $  67.6        $  62.8
-----------------------------------------------         -------        -------
Accrued expenses:
   Salaries, wages and related withholdings             $  21.8        $  24.2
   Employee benefits                                        6.7           13.8
   Casualty insurance costs                                 5.6            6.9
   Accrued interest                                        22.5           24.9
   Other                                                   36.6           21.3
-----------------------------------------------         -------        -------
                                                        $  93.2        $  91.1
-----------------------------------------------         -------        -------
Other liabilities:
   Employee benefits                                    $  33.5        $  41.3
   Casualty insurance costs                                 2.1            1.2
   Other                                                    2.4            0.8
-----------------------------------------------         -------        -------
                                                        $  38.0        $  43.3
-----------------------------------------------         -------        -------

Supplemental cash flow information is as follows:

                                                        Twelve Months Ended
                                                            December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2001      2000      1999
------------------------------------------------     ------    ------    ------
Interest paid                                        $ 92.5    $ 90.8    $ 52.5
Income taxes paid                                      (1.3)      6.5      14.0
Noncash investing and financing activities:
Capital lease obligations incurred                                          0.2
Fair value of assets acquired                                    46.1
Cash paid                                                       (40.4)
Liabilities assumed and incurred                                  5.7
------------------------------------------------     ------    ------   -------


SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 2001 and 2000.

(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended            Ended               Ended
per share data)       March 31, 2001  June 30, 2001  September 30, 2001  December 31, 2001    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
2001
Sales                       $119.1       $117.1            $113.6              $119.0        $468.7
Gross profit                  40.2         37.9              38.3                40.0         156.4
Net loss                     (13.8)        (4.8)             (6.2)              (18.9)        (43.6)
Earnings (loss) per share:
  Basic                       (.45)        (.15)             (.20)               (.61)        (1.42)
  Diluted                     (.45)        (.15)             (.20)               (.61)        (1.42)

The first quarter includes after-tax restructuring expense of $10.3 million ($.33 per share). The fourth quarter includes the loss on the sale of the Sporting Equipment Group of $8.5 million ($.28 per share) and a $5.5 million extraordinary loss ($.18 per share) associated with the early payment of debt.

(Dollar amounts        1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 2000  June 30, 2000  September 30, 2000  December 31, 2000    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
2000
Sales                       $135.9       $129.6            $128.7              $119.7        $513.9
Gross profit                  46.0         44.3              45.1                38.7         174.1
Net income (loss)              1.4          7.0               3.3                (0.8)         10.8
Earnings (loss) per share:
  Basic                        .05          .23               .11                (.03)          .35
  Diluted                      .05          .23               .11                (.03)          .35

The second quarter of 2000 includes the after-tax gain of $2.9 million ($.09 per share) from the sale of the Company aircraft.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the "Election of Directors," "Executive Officers," and "Filing Disclosure" sections of the proxy statement for the April 16, 2002 Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change in Control Arrangements" sections of the proxy statement for the April 16, 2002 Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the April 16, 2002 Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the April 16, 2002 Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   20

     Consolidated Statements of Income (Loss) for the years
     ended December 31, 2001, 2000 and 1999                              22

     Consolidated Balance Sheets as of
     December 31, 2001 and 2000                                          23

     Consolidated Statements of Cash Flows for the years
     ended December 31, 2001, 2000 and 1999                              24

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 2001, 2000 and 1999      25

     Notes to Consolidated Financial Statements                       26 - 53

     Supplementary Data                                                  53

     (2)  Financial Statement Schedules

     Schedule II - Valuation and qualifying accounts
     for the years ended December 31, 2001, 2000 and 1999                61

     All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K in the Fourth Quarter

     Press Release - Filed October 26, 2001
     Press Release - Filed November 13, 2001
     Disposition of Assets - Filed December 21, 2001

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

     ** 4(j)      Amendment to $500,000,000 Credit Agreement dated as of
December 3, 2001.

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

      *10(g)      Blount, Inc. Executive Benefit Plans Trust Agreement and
Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

      *10(h)      Blount, Inc. Benefits Protection Trust Agreement and Amendment
To and Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

      *10(i)      1998 Blount Long-Term Executive Stock Option Plan of Blount
International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-56701), including exhibits, which became effective on June 12, 1998.

      *10(j)      Supplemental Executive Retirement Plan between Blount, Inc.
and Gerald W. Bersett which was filed as Exhibit 10(z) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

      *10(k)      The Blount Deferred Compensation Plan which was filed as
Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

      *10(l)      Employment Agreement, dated as of April 18, 1999, between
Blount International, Inc. and John M. Panettiere filed as part of Registration Statement on Form S-4 (Reg. No.333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

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

      *10(q)      Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

      *10(r)      Amendment to Harold E. Layman Employment Agreement dated
February 3, 2000, as filed as Exhibit 10(t) to the Report on Form 10-Q for the second quarter ended June 30, 2000.

     **10(s)      Employment Agreement, effective as of August 15, 2000, between
Blount International, Inc. and Dennis E. Eagan.

      *10(t)      Amendment to Employment Agreement between Blount
International, Inc. and James S. Osterman dated February 2, 2001 filed as
Exhibit 10(u) to the report on Form 10-Q for the quarter ended March 31, 2001.

     **10(u)      Supplemental Executive Retirement Plan between Blount, Inc.
and Richard H. Irving, III.

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

Dated:  March 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 11, 2002


/s/ Eliot M. Fried                              /s/ William A. Shutzer
Eliot M. Fried                                  William A. Shutzer
Chairman of the Board and Director              Director

/s/ Harold E. Layman                            /s/ E. Daniel James
Harold E. Layman                                E. Daniel James
President and Chief Executive Officer           Director
and Director

/s/ Calvin E. Jenness
Calvin E. Jenness
Vice President - Controller/Treasurer
(Chief Accounting Officer)

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


(Dollar amounts in millions)
----------------------------

       Column A             Column B        Column C      Column D (1)      Column E
     ------------         ------------    ------------    ------------    ------------
                                           Additions
                                          ------------
                           Balance at      Charged to                      Balance at
                          Beginning of      Cost and                         End of
      Description            Period         Expenses       Deductions        Period
    ---------------       ------------     ----------     ------------     ----------
Year ended
December 31, 2001
-------------------
Allowance for doubtful
accounts receivable         $   3.8         $   1.3         $   1.6          $   3.5
                            =======         =======         =======          =======

Year ended
December 31, 2000
-------------------
Allowance for doubtful
accounts receivable         $   4.2         $   0.8         $   1.2          $   3.8
                            =======         =======         =======          =======

Year ended
December 31, 1999
-----------------
Allowance for doubtful
accounts receivable         $   3.9         $   1.5         $   1.2          $   4.2
                            =======         =======         =======          =======



(1)  Principally amounts written-off less recoveries of amounts previously written-off.

EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


At December 31, 2001, consolidated, directly or indirectly, wholly-owned subsidiaries of Blount International, Inc. were as follows:

NAME OF                                        PLACE OF
SUBSIDIARY                                     INCORPORATION
----------                                     -------------

Blount, Inc.                                   Delaware

   Blount Holdings, Ltd.                       Canada

      Blount Canada, Ltd.                      Canada

   Dixon Industries, Inc.                      Kansas

   Gear Products, Inc.                         Oklahoma

   Frederick Manufacturing Corporation         Delaware

The names of particular subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a "Significant Subsidiary" as of December 31, 2001.

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Blount International, Inc. on Form S-4 (File No. 333-92481) of our report dated January 28, 2002, on our audits of the consolidated financial statements and financial statement schedules of Blount International, Inc. and subsidiaries as of December 31, 2001 and 2000, and for the three years ended December 31, 2001, which report is included in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP

Atlanta, Georgia
January 28, 2002