Form 10-Q
period 2002-03-31
BLOUNT INTERNATIONAL INC
filed 2002-05-14
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                                          Outstanding at
      Class of Common Stock                               March 31, 2002
      ---------------------                             ------------------
         $.01 Par Value                                 30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months ended March 31, 2002 and 2001                   3

     Condensed Consolidated Balance Sheets -
        March 31, 2002 and December 31, 2001                         4

     Condensed Consolidated Statements of Cash Flows -
        three months ended March 31, 2002 and 2001                   5

     Condensed Consolidated Statements of
        Changes in Stockholders' Deficit -
        three months ended March 31, 2002 and 2001                   6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           19

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              2002       2001
------------------------------------------------------      --------   --------
                                                                (Unaudited)
Sales                                                        $106.6     $119.1
Cost of sales                                                  69.7       78.9
------------------------------------------------------       ------     ------
Gross profit                                                   36.9       40.2
Selling, general and administrative expenses                   22.4       24.0
Restructuring expenses                                          5.6       16.2
------------------------------------------------------       ------     ------
Income from operations                                          8.9         -
Interest expense                                              (18.2)     (25.5)
Interest income                                                 0.3        0.3
Other income (expense)                                         (0.3)      (0.1)
------------------------------------------------------       ------     ------
Loss from continuing operations before income taxes            (9.3)     (25.3)
Benefit for income taxes                                       (3.0)     (11.1)
------------------------------------------------------       ------     ------
Loss from continuing operations before
  extraordinary loss                                           (6.3)     (14.2)
Discontinued operations:
  Net income from operations, net of taxes of
    $0.0 and $0.3                                                          0.4
------------------------------------------------------       ------     ------
Loss before extraordinary loss                                 (6.3)     (13.8)
Extraordinary loss, net of taxes of $0.1                       (0.2)
------------------------------------------------------       ------     ------
Net loss                                                     $ (6.5)    $(13.8)
------------------------------------------------------       ======     ======
Basic earnings (loss) per share:
  Continuing operations                                      $(0.20)    $(0.46)
  Discontinued operations                                                 0.01
  Extraordinary loss                                          (0.01)
------------------------------------------------------       ------     ------
  Net loss                                                   $(0.21)    $(0.45)
------------------------------------------------------       ======     ======
Diluted earnings (loss) per share:
  Continuing operations                                      $(0.20)    $(0.46)
  Discontinued operations                                                 0.01
  Extraordinary loss                                          (0.01)
------------------------------------------------------       ------     ------
  Net loss                                                   $(0.21)    $(0.45)
------------------------------------------------------       ======     ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                       March 31,   December 31,
                                                         2002          2001
                                                      -----------  ------------
                                                             (Unaudited)
ASSETS
---------------------------------------------------   -----------  ------------
Current assets:
  Cash and cash equivalents                              $   17.3      $   47.6
  Accounts receivable, net of allowance for
    doubtful accounts of $3.6 and $3.5                       65.4          57.3
  Inventories                                                71.1          68.1
  Deferred income taxes                                      30.4          22.9
  Other current assets                                        7.2           8.2
---------------------------------------------------      --------      --------
    Total current assets                                    191.4         204.1
Property, plant and equipment, net of accumulated
  depreciation of $178.4 and $185.2                          97.3          96.2
Cost in excess of net assets of acquired businesses, net     76.9          76.9
Other assets                                                 65.7          67.6
---------------------------------------------------      --------      --------
Total Assets                                             $  431.3      $  444.8
---------------------------------------------------      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------      --------      --------
Current liabilities:
  Notes payable and current maturities of long-term debt $    8.4      $    8.5
  Accounts payable                                           18.5          19.7
  Accrued expenses                                           82.9          93.2
---------------------------------------------------      --------      --------
    Total current liabilities                               109.8         121.4
Long-term debt, exclusive of current maturities             631.8         632.5
Deferred income taxes, exclusive of current portion           2.8           2.8
Other liabilities                                            43.4          38.0
---------------------------------------------------      --------      --------
    Total liabilities                                       787.8         794.7
---------------------------------------------------      --------      --------
Commitments and Contingent Liabilities
---------------------------------------------------      --------      --------
Stockholders' equity (deficit):
Common stock: par value $.01 per share, 100,000,000
  shares authorized, 30,795,882 outstanding                   0.3           0.3
Capital in excess of par value of stock                     424.3         424.3
Accumulated deficit                                        (787.1)       (780.6)
Accumulated other comprehensive income                        6.0           6.1
---------------------------------------------------      --------      --------
    Total stockholders' deficit                            (356.5)       (349.9)
---------------------------------------------------      --------      --------
Total Liabilities and Stockholders' Equity (Deficit)     $  431.3      $  444.8
---------------------------------------------------      ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                   ----------------------
                                                                                      2002        2001
---------------------------------------------------------------------------------  ----------  ----------
                                                                                         (Unaudited)
Cash flows from operating activities:
Net loss                                                                              $  (6.5)    $ (13.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Income from discontinued operations                                                                (0.4)
  Extraordinary loss                                                                      0.2
  Depreciation, amortization and other noncash charges                                    5.8         6.1
  Deferred income taxes                                                                  (7.5)       (0.4)
  Loss on disposals of property, plant and equipment                                     (0.2)
  Changes in assets and liabilities, net of effects of businesses acquired and sold:
    Increase in accounts receivable                                                      (8.1)       (9.6)
    Increase in inventories                                                              (3.0)       (0.4)
    (Increase) decrease in other assets                                                   1.2       (12.2)
    Decrease in accounts payable                                                         (1.2)       (0.2)
    Increase (decrease) in accrued expenses                                              (7.8)        3.5
    Increase in other liabilities                                                         5.3
---------------------------------------------------------------------------------     -------     -------
  Net cash used in continuing operations                                                (21.8)      (27.4)
  Net cash used in discontinued operations                                                          (17.6)
---------------------------------------------------------------------------------     -------     -------
  Net cash used in operating activities                                                 (21.8)      (45.0)
---------------------------------------------------------------------------------     -------     -------
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment                                      0.7
Expenses from sale of discontinued operations                                            (2.5)
Purchases of property, plant and equipment                                               (5.0)       (1.8)
Acquisitions of businesses                                                                           (1.3)
---------------------------------------------------------------------------------     -------     -------
  Net cash used in continuing operations                                                 (6.8)       (3.1)
  Net cash used in discontinued operations                                                           (1.3)
---------------------------------------------------------------------------------     -------     -------
  Net cash used in investing activities                                                  (6.8)       (4.4)
---------------------------------------------------------------------------------     -------     -------
Cash flows from financing activities:
Net increase in short-term borrowings                                                                 2.2
Issuance of long-term debt                                                                           41.4
Reduction of long-term debt                                                              (1.5)       (0.9)
Capital contribution                                                                                  7.0
Other                                                                                    (0.2)       (1.9)
---------------------------------------------------------------------------------     -------     -------
  Net cash provided by (used in) financing activities                                    (1.7)       47.8
---------------------------------------------------------------------------------     -------     -------
Net decrease in cash and cash equivalents                                               (30.3)       (1.6)
---------------------------------------------------------------------------------     -------     -------
Cash and cash equivalents at beginning of period                                         47.6         4.8
---------------------------------------------------------------------------------     -------     -------
Cash and cash equivalents at end of period                                            $  17.3     $   3.2
---------------------------------------------------------------------------------     =======     =======

The accompanying notes are an integral part of the audited financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT (Unaudited)
(In millions)

                                                                            Accumulated
                                                   Capital     Retained       Other
                                         Common   In Excess    Earnings    Comprehensive
                                         Stock     of Par      (Deficit)      Income         Total
                                         ------   ---------    ---------   -------------   ---------

THREE MONTHS ENDED MARCH 31, 2002:
Balance, December 31, 2001               $ 0.3      $424.3      $(780.6)       $  6.1       $(349.9)
Net loss                                                           (6.5)                       (6.5)
Other comprehensive income (loss), net                                           (0.1)         (0.1)
                                                                                            -------
     Comprehensive income (loss)                                                               (6.6)
                                         -----      ------      -------        ------       -------
Balance, March 31, 2002                  $ 0.3      $424.3      $(787.1)       $  6.0       $(356.5)
                                         =====      ======      =======        ======       =======

THREE MONTHS ENDED MARCH 31, 2001:
Balance, December 31, 2000               $ 0.3      $417.3      $(737.1)       $  7.3       $(312.2)
Net loss                                                          (13.8)                      (13.8)
Other comprehensive income (loss), net                                           (1.1)         (1.1)
                                                                                            -------
     Comprehensive income (loss)                                                              (14.9)
Capital contribution                                   7.0                                      7.0
                                         -----      ------      -------        ------       -------
Balance, March 31, 2001                  $ 0.3      $424.3      $(750.9)       $  6.2       $(320.1)
                                         =====      ======      =======        ======       =======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the periods ended March 31, 2002 and 2001. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2002 due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation, including the effects of the sale of the Sporting Equipment Group ("SEG") on December 7, 2001. The results of operations for SEG have been reclassified to discontinued operations for 2001 as presented in the condensed consolidated statement of operations.

The Company's Internet home page is http://www.blount.com.


NOTE 2 During the first quarter of 2001, the Company incurred a restructuring expense of $16.2 million. The expense includes $0.6 million related to the closure of a manufacturing facility in Zebulon, North Carolina. The remaining $15.6 million in restructuring expense relates to the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. During the first quarter of 2002, the Company incurred a restructuring expense of $5.6 million and recognized a loss of $0.4 million anticipated on the sale of corporate assets associated with the Company's announced closure of the corporate headquarters in Montgomery, Alabama. The restructuring expense is primarily severance costs related to the corporate staff. The closure and transition of activities are expected to be completed by the end of the third quarter of 2002, with an additional $1.0 million in transition expenditures expected by that time. In conjunction with this closure, Harold E. Layman, the Chief Executive Officer of Blount International, Inc., will retire at the end of the third quarter of 2002. James
S. Osterman will become President and Chief Executive Officer at that time. Mr. Layman will remain on the Board of Directors and Mr. Osterman will be nominated as an additional director.


NOTE 3  Inventories consist of the following (in millions):

                                                March 31,      December 31,
                                                  2002             2001
         ---------------------------------    -------------    ------------
         Finished goods                          $ 36.0           $ 32.1
         Work in process                            9.9              9.8
         Raw materials and supplies                25.2             26.2
         ---------------------------------       ------           ------
                                                 $ 71.1           $ 68.1
         ---------------------------------       ======           ======

NOTE 4  Segment information is as follows (in millions):

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              2002       2001
------------------------------------------------------      --------   --------
Sales:
   Outdoor Products                                          $ 80.1     $ 91.2
   Industrial and Power Equipment                              26.5       27.9
------------------------------------------------------       ------     ------
                                                             $106.6     $119.1
------------------------------------------------------       ======     ======
Operating income (loss):
   Outdoor Products                                          $ 16.2     $ 19.5
   Industrial and Power Equipment                               0.3       (1.6)
------------------------------------------------------       ------     ------
Operating income from segments                                 16.5       17.9
Corporate office expenses                                      (2.0)      (1.7)
Restructuring expenses                                         (5.6)     (16.2)
------------------------------------------------------       ------     ------
   Income from operations                                       8.9         -
Interest expense                                              (18.2)     (25.5)
Interest income                                                 0.3        0.3
Other income (expense), net                                    (0.3)      (0.1)
------------------------------------------------------       ------     ------
Income (loss) from continuing operations before
  income taxes                                               $ (9.3)    $(25.3)
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

In July 2001, the Company's former Federal Cartridge Company subsidiary ("Federal") received notice from the Region 5 Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties totaling $255,400 in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota, ammunition manufacturing site. These include the allegedly (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations, and (iv) improper training of certain responsible personnel. Blount retained the liability for this notice under the terms of the sale of SEG including Federal to Alliant Techsystems, Inc. ("ATK").

The Company plans to correct certain cited activities and pay the fines associated with these activities. The Company is also discussing potential indemnification with a prior owner for certain portions of the activities cited. On March 22, 2002, EPA served an administrative complaint and compliance order on Federal. The complaint proposes civil penalties in the amount of $258,593. Federal has answered the complaint and has asked that the matter be submitted to an alternate dispute resolution process ("ADR"). The administrative litigation process may include settlement discussions, ADR or an evidentiary hearing.
Until this process is completed, the Company cannot be certain as to the final outcome of this matter; nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA and the costs to correct the alleged violations will have a materially adverse effect on its consolidated financial condition or operating results.

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


NOTE 6 During the three months ended March 31, 2002, tax payments of $3.4 million were made, while in the three months ended March 31, 2001, tax payments of $2.0 million were made. The Company has settled its issues with the Internal Revenue Service through the 1997 fiscal year with no material adverse effect. The periods from fiscal 1998 through 2001 are still open for review. Interest paid during the three months ended March 31, 2002 and 2001 was $24.3 million and $35.1 million, respectively.

The Company's "Other Income (Expense)" includes the gains and losses on disposed assets and realized gains and losses on securities held in two rabbi trusts (see
Note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for information regarding these two trusts). In the first quarter of this year, realized losses on securities in these trusts were $0.1 million in comparison to $0.0 million in realized gains in the first quarter last year. In the first quarter of 2002, the Company sold a storage warehouse in Montgomery, Alabama that resulted in a pre-tax gain of $0.2 million and recorded an anticipated loss on sale of corporate assets of $0.4 million in conjunction with the closure of the corporate headquarters.

NOTE 7 For the three months ended March 31, 2002 and 2001, net loss and shares used in the earnings per share ("EPS") computations were the following amounts:

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            2002        2001
------------------------------------------------------   ----------  ----------
Net loss (in millions)                                   $     (6.5) $    (13.8)
------------------------------------------------------   ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding                               (0.21)      (0.45)
   Dilutive effect of stock options
------------------------------------------------------   ----------  ----------
   Diluted EPS                                           $    (0.21) $    (0.45)
------------------------------------------------------   ==========  ==========

NOTE 8 The following consolidating financial information sets forth condensed consolidating statements of operations, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Three Months
Ended March 31, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  81.5      $  27.2      $  41.5      $ (43.6)     $ 106.6
Cost of sales                                                   60.3         20.4         32.3        (43.3)        69.7
                                                             -------      -------      -------      -------      -------
Gross profit                                                    21.2          6.8          9.2         (0.3)        36.9
Selling, general and administrative expenses       $   0.2      12.8          4.3          5.1                      22.4
Restructuring expenses                                           5.6                                                 5.6
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.2)      2.8          2.5          4.1         (0.3)         8.9
Interest expense                                      (5.3)    (17.3)        (0.2)        (0.1)         4.7        (18.2)
Interest income                                                  4.9                       0.1         (4.7)         0.3
Other income (expense), net                                     (0.1)                     (0.2)                     (0.3)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before income taxes                                 (5.5)     (9.7)         2.3          3.9         (0.3)        (9.3)
Provision (benefit) for income taxes                  (1.8)     (3.9)         0.9          1.8                      (3.0)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before extraordinary loss                           (3.7)     (5.8)         1.4          2.1         (0.3)        (6.3)
Extraordinary loss                                              (0.2)                                               (0.2)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                             (3.7)     (6.0)         1.4          2.1         (0.3)        (6.5)
Equity in earnings (losses) of
  affiliated companies, net                           (2.8)      3.2                                   (0.4)
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $  (6.5)  $  (2.8)     $   1.4      $   2.1      $  (0.7)     $  (6.5)
                                                   =======   =======      =======      =======      =======      =======

For The Three Months
Ended March 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  76.4      $  33.1      $  42.3      $ (32.7)     $ 119.1
Cost of sales                                                   53.6         24.1         33.1        (31.9)        78.9
                                                             -------      -------      -------      -------      -------
Gross profit                                                    22.8          9.0          9.2         (0.8)        40.2
Selling, general and administrative expenses       $   0.2      12.0          6.6          5.2                      24.0
Restructuring expenses                                          16.2                                                16.2
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.2)     (5.4)         2.4          4.0         (0.8)
Interest expense                                      (8.9)    (25.2)        (0.5)        (0.1)         9.2        (25.5)
Interest income                                                  9.3          0.1          0.1         (9.2)         0.3
Other income (expense), net                                                               (0.1)                     (0.1)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before income taxes                     (9.1)    (21.3)         2.0          3.9         (0.8)       (25.3)
Provision (benefit) for income taxes                  (4.0)     (9.5)         0.8          1.6                     (11.1)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations              (5.1)    (11.8)         1.2          2.3         (0.8)       (14.2)
Discontinued operations:
  Net income from operations                                     0.4                                                 0.4
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                             (5.1)    (11.4)         1.2          2.3         (0.8)       (13.8)
Equity in earnings (losses) of
  affiliated companies, net                           (8.7)      2.7                                    6.0
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $ (13.8)  $  (8.7)     $   1.2      $   2.3      $   5.2      $ (13.8)
                                                   =======   =======      =======      =======      =======      =======

                                                         Page 12

March 31, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------

BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  14.7      $  (0.9)     $   3.5                   $  17.3
  Accounts receivable, net                                      26.9         21.0         17.5                      65.4
  Intercompany receivables                                     289.1         25.4          5.3      $(319.8)
  Inventories                                                   30.3         23.5         17.3                      71.1
  Deferred income taxes                                         30.4                                                30.4
  Other current assets                                           5.6          0.3          1.3                       7.2
                                                             -------      -------      -------      -------      -------
    Total current assets                                       397.0         69.3         44.9       (319.8)       191.4
Investments in affiliated companies                $ (20.4)    191.8                       0.2       (171.6)
Property, plant and equipment, net                              43.4         26.7         27.2                      97.3
Cost in excess of net assets of acquired
  businesses, net                                               30.2         40.2          6.5                      76.9
Intercompany notes receivable                                                              5.0         (5.0)
Other assets                                                    62.8          0.1          2.8                      65.7
                                                   -------   -------      -------      -------      -------      -------
    Total Assets                                   $ (20.4)  $ 725.2      $ 136.3      $  86.6      $(496.4)     $ 431.3
                                                   =======   =======      =======      =======      =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $   3.4                   $   5.0                   $   8.4
  Accounts payable                                 $   0.1       9.3      $   4.7          4.4                      18.5
  Intercompany payables                              319.8                                          $(319.8)
  Accrued expenses                                              69.8          6.6          6.5                      82.9
                                                   -------   -------      -------      -------      -------      -------
    Total current liabilities                        319.9      82.5         11.3         15.9       (319.8)       109.8
Long-term debt, exclusive of current maturities       16.2     615.6                                               631.8
Intercompany notes payable                                       5.0                                   (5.0)
Deferred income taxes, exclusive of
  current portion                                                0.9                       1.9                       2.8
Other liabilities                                               41.6          1.1          0.7                      43.4
                                                   -------   -------      -------      -------      -------      -------
    Total liabilities                                336.1     745.6         12.4         18.5       (324.8)       787.8
Stockholders' equity (deficit)                      (356.5)    (20.4)       123.9         68.1       (171.6)      (356.5)
                                                   -------   -------      -------      -------      -------      -------
    Total Liabilities and
      Stockholders' Equity (Deficit)               $ (20.4)  $ 725.2      $ 136.3      $  86.6      $(496.4)     $ 431.3
                                                   =======   =======      =======      =======      =======      =======

December 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  43.9      $  (1.1)     $   4.8                   $  47.6
  Accounts receivable, net                                      26.3         14.7         16.3                      57.3
  Intercompany receivables                                     282.2         28.6          6.0      $(316.8)
  Inventories                                                   29.1         22.7         16.3                      68.1
  Deferred income taxes                                         22.9                                                22.9
  Other current assets                                           6.5          0.4          1.3                       8.2
                                                             -------      -------      -------      -------      -------
    Total current assets                                       410.9         65.3         44.7       (316.8)       204.1
Investments in affiliated companies                $ (17.5)    186.9                       0.2       (169.6)
Property, plant and equipment, net                              42.0         27.4         26.8                      96.2
Cost in excess of net assets of acquired
  businesses, net                                               30.2         40.2          6.5                      76.9
Intercompany notes receivable                                                              5.0         (5.0)
Other assets                                                    64.0          0.5          3.1                      67.6
                                                   -------   -------      -------      -------      -------      -------
    Total Assets                                   $ (17.5)  $ 734.0      $ 133.4      $  86.3      $(491.4)     $ 444.8
                                                   =======   =======      =======      =======      =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $   3.4                   $   5.1                   $   8.5
  Accounts payable                                 $   0.1      10.3      $   4.9          4.4                      19.7
  Intercompany payables                              316.8                                          $(316.8)
  Accrued expenses                                              78.5          5.9          8.8                      93.2
                                                   -------   -------      -------      -------      -------      -------
    Total current liabilities                        316.9      92.2         10.8         18.3       (316.8)       121.4
Long-term debt, exclusive of current maturities       15.5     617.0                                               632.5
Intercompany notes payable                                       5.0                                   (5.0)
Deferred income taxes, exclusive of
  current portion                                                0.9                       1.9                       2.8
Other liabilities                                               36.4          0.9          0.7                      38.0
                                                   -------   -------      -------      -------      -------      -------
    Total liabilities                                332.4     751.5         11.7         20.9       (321.8)       794.7
Stockholders' equity (deficit)                      (349.9)    (17.5)       121.7         65.4       (169.6)      (349.9)
                                                   -------   -------      -------      -------      -------      -------
    Total Liabilities and
      Stockholders' Equity (Deficit)               $ (17.5)  $ 734.0      $ 133.4      $  86.3      $(491.4)     $ 444.8
                                                   =======   =======      =======      =======      =======      =======


For The Three Months
Ended March 31, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                       $  (2.9)  $ (20.0)     $   0.8      $   3.7      $  (3.4)     $ (21.8)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  0.7                                                 0.7
Proceeds (expenses) from sale of discontinued
  operations                                                    (2.5)                                               (2.5)
Purchases of property, plant and equipment                      (3.3)        (0.2)        (1.5)                     (5.0)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) investing
  activities                                                    (5.1)        (0.2)        (1.5)                     (6.8)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Reduction of long-term debt                                     (1.5)                                               (1.5)
Dividends paid                                                                            (3.4)         3.4
Advances from (to) affiliated companies                2.9      (2.5)        (0.4)
Other                                                           (0.2)                                               (0.2)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) financing
  activities                                           2.9      (4.2)        (0.4)        (3.4)         3.4         (1.7)
                                                   -------   -------      -------      -------      -------      -------
Net increase (decrease) in cash and cash
  equivalents                                                  (29.3)         0.2         (1.2)                    (30.3)
Cash and cash equivalents at beginning of period                44.0         (1.1)         4.7                      47.6
                                                   -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period         $   0.0   $  14.7      $  (0.9)     $   3.5      $   0.0      $  17.3
                                                   =======   =======      =======      =======      =======      =======

                                                       Page 15

For The Three Months
Ended March 31, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                       $  (4.8)  $ (37.8)     $  17.5      $  (0.8)     $  (1.5)     $ (27.4)
Net cash provided by (used in) discontinued
  operations                                                    (3.1)       (14.5)                                 (17.6)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) operating
  activities                                          (4.8)    (40.9)         3.0         (0.8)        (1.5)       (45.0)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment
Purchases of property, plant and equipment                      (0.6)        (0.3)        (0.9)                     (1.8)
Acquisitions of businesses                                      (1.3)                                               (1.3)
                                                   -------   -------      -------      -------      -------      -------
Net cash used in continuing operations                          (1.9)        (0.3)        (0.9)                     (3.1)
Net cash used in discontinued operations                        (0.6)        (0.7)                                  (1.3)
                                                   -------   -------      -------      -------      -------      -------
Net cash used in investing activities                           (2.5)        (1.0)        (0.9)                     (4.4)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                                               2.2                       2.2
Issuance of long-term debt                            13.0      28.4                                                41.4
Reduction of long-term debt                                     (0.9)                                               (0.9)
Dividends paid                                                                            (1.5)         1.5
Capital contributions                                  7.0      20.0                                  (20.0)         7.0
Advances from (to) affiliated companies              (15.2)     (4.2)        (0.6)                     20.0
Other                                                           (1.9)                                               (1.9)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) financing
  activities                                           4.8      41.4         (0.6)         0.7          1.5         47.8
                                                   -------   -------      -------      -------      -------      -------
Net decrease in cash and cash equivalents                       (2.0)         1.4         (1.0)                     (1.6)
Cash and cash equivalents at beginning of period                 2.0         (0.8)         3.6                       4.8
                                                   -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period         $   0.0   $   0.0      $   0.6      $   2.6      $   0.0      $   3.2
                                                   =======   =======      =======      =======      =======      =======


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

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly-owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation, and Ammunition Accessories, Inc. The latter was formed on December 4, 2001 to facilitate the sale of SEG. The Company contributed certain assets and liabilities of its then Sporting Equipment Division to Ammunition Accessories, Inc. in exchange for all the authorized stock of Ammunition Accessories, Inc. In exchange for the shares of these four subsidiaries, the Company received approximately 3 million shares of ATK stock and $10,000 in cash for the sale of SEG. The Company subsequently sold the ATK stock and received gross proceeds of $236.7 million. Net proceeds of approximately $170.5 million are anticipated after the payment of $10.1 million in underwriting fees to Lehman Brothers, Inc. and CS First Boston, of which ATK reimbursed $5.0 million, $36.1 million in other transaction related costs and income taxes and the establishment of $25.0 million escrow amount, which is included in Other Assets, as required by the Stock Purchase Agreement between the Company and ATK. As of March 31, 2002, the outstanding and unpaid transaction fees included a purchase price adjustment owed to ATK based upon the net book value of assets of SEG as of December 7, 2001, as required by the Stock Purchase Agreement. This final purchase price adjustment is expected to be determined by a review of an independent accounting firm. The results of operations for SEG have been reclassified to discontinued operations for 2001 as presented in the condensed consolidated statement of operations. The condensed consolidated balance sheet for the quarter ended March 31, 2002 reflects the sale of SEG on December 7, 2001.


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

On December 7, 2001, the Company amended the terms of its credit agreement to incorporate the sale of SEG to ATK. The amendment addressed, among other things, the SEG sale, revisions to the consolidated leverage and interest coverage ratios, a reduction in the revolving credit facility to $75.0 million, and certain prepayment and amendment fees. The agreement also cured any event of default under the credit agreement that had been communicated to the lenders on October 31, 2001.

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants; as a result, the Company was in compliance with all debt covenants as of and for the year ended December 31,

2001 and the first quarter ended March 31, 2002. While there can be no assurance, management believes the Company will comply with all debt covenants during 2002. Should the Company not comply with the covenants during 2002, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures.


NOTE 11 The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment, require reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company expects to complete the transitional impairment test for goodwill by the end of the second quarter. Accordingly, the Company has not yet determined what effect this impairment test will have on the Company's earnings and financial position. Any impairment loss resulting from the transitional impairment test for goodwill will be reflected as a cumulative effect of a change in accounting principle. As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $3.1 million of annual amortization relating to goodwill and indefinite-lived intangibles as adjusted for the reclassifications just mentioned. The gross carrying value of goodwill at adoption was $111.6 million and accumulated amortization was $34.7 million. The $76.9 million of unamortized goodwill consists of $28.0 million within the Industrial and Power Equipment segment and $48.9 million in the Outdoor Products segment. The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:

                                                                   Three Months
                                                                      Ended
(Amounts in millions, except per share data)                      March 31, 2001
----------------------------------------------------------------  --------------
Net income:
  Reported net income from continuing operations                       $  (14.2)
  Goodwill amortization                                                    (0.7)
----------------------------------------------------------------       --------
  Adjusted net income from continuing operations                       $  (13.5)
----------------------------------------------------------------       ========

Basic earnings per share from continuing operations:
  Reported basic earnings per share                                    $  (0.46)
  Goodwill amortization                                                   (0.02)
----------------------------------------------------------------       --------
  Adjusted basic earnings per share from continuing operations         $  (0.44)
----------------------------------------------------------------       ========

Diluted earnings per share from continuing operations:
  Reported diluted earnings per share                                  $  (0.46)
  Goodwill amortization                                                   (0.02)
----------------------------------------------------------------       --------
  Adjusted diluted earnings per share from continuing operations       $  (0.44)
----------------------------------------------------------------       ========

Upon adoption of SFAS 142, the gross carrying value of intangible assets was $0.9 million and was fully amortized.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset.

The Company is required and plans to adopt the provisions of SFAS No. 143 January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated deprecation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement will be recognized as a change in accounting principle. The Company has not yet assessed the impact of this statement on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement, which were adopted by the Company January 1, 2002, have not had a material impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS No. 145 by January 1, 2003. The Company has not yet assessed the impact of this Statement on its financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the first quarter ended March 31, 2002 were $106.6 million compared to $119.1 million for the same period last year. Net loss in the first quarter of 2002 was $2.5 million ($0.08 per share) before accounting for $4.0 million ($0.13 per share) in after-tax restructuring cots. These costs were principally severance costs related to the closure of the Company's corporate office building and staff restructuring. This compares to a net loss from continuing operations of $5.1 million ($0.16 per share) in 2001 before accounting for after-tax restructuring costs of $9.1 million ($0.30 per share) that were related to a plant closure, a reduction in headcount within the Company, and the modification of certain employee benefit plans. The 2001 results include $0.7 million ($0.02 per share) of goodwill amortization that was not incurred in 2002 due to the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. The decline in sales revenue from last year is due to weaker demand for chain products and lawn mowers. The decline in net loss from continuing operations exclusive of extraordinary loss and restructuring costs is due to improved operating results within the Industrial and Power Equipment segment and lower interest expense due to lower debt levels, partially offset by lower operating income within the Outdoor Products segment and higher corporate office expenses due in part to $0.6 million in costs related to a curtailed refinancing proposal. Total selling, general and administrative costs were $22.4 million in the first quarter of 2002 compared to $24.0 million in 2001, excluding the restructuring costs. Interest expense declined to $18.2 million in 2002 compared to $25.5 million last year, primarily due to reduced debt levels. The Company's effective tax rate in the first quarter of 2002 was 32.2% compared to 43.9% last year. The decrease in tax rate is the result of a higher ratio of non-deductible expenses to pre-tax loss in 2002 compared to such ratio in 2001.

Sales for the Outdoor Products segment for the first quarter of 2002 were $80.1 million compared to $91.2 million for the same period in 2001. Operating income declined to $16.2 million in 2002 compared to $19.5 million in 2001. The results are due to a decrease in chain saw components and lawn mower unit sales, as indicated in the following table:

                                                         Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Increase
                                                                     (Decrease)
                                                2002       2001       in 2002
------------------------------------------     ------     ------     ----------
Chain saw components                           $ 50.6     $ 61.3        (17.5)%
Lawn mowers and accessories                      18.0       18.9         (4.8)
Other                                            11.5       11.0          4.5
------------------------------------------     ------     ------
   Total segment sales                         $ 80.1     $ 91.2        (12.2)%
------------------------------------------     ======     ======


The decrease in chain saw components is in part due to weaker demand from original equipment manufacturers (OEMs) resulting from a reduction in inventories from year-ago levels and selective competitive price discounting in response to the continuing strength in the United States dollar. Lawn mower unit sales continue to be impacted by economic and weather factors, although replacement part sales grew modestly in the quarter. Other sales increased primarily through the successful introduction of a new gas saw for our Industrial Cutting Systems ("ICS") business.

The overall reduced sales level was the primary reason for the reduced segment operating income. The reduced sales were partially offset by the favorable impact of $0.4 million from the adoption of SFAS 142 and reduced selling, general and administrative expenses of $0.9 million.

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). Throughout 2001 and in 2002, the forestry industry continued to operate in a cyclical downturn environment which resulted in weak demand for new equipment sales. Sales of gear components and rotation bearings also reflect a continuing weakness in demand, particularly in the utility and construction markets, that the segment serves. Sales by the segment's principal product groups were as follows (in millions):

                                                        Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                                     % Decrease
                                                2002       2001       in 2002
------------------------------------------     ------     ------     ----------
Timber harvesting and loading equipment        $ 22.5     $ 22.9         (1.7)%
Gear components and rotation bearings             4.0        5.0        (20.0)
------------------------------------------     ------     ------
    Total segment sales                        $ 26.5     $ 27.9         (5.0)%
------------------------------------------     ======     ======

The segment's operating income in the first quarter of 2002 was $0.3 million compared to a loss of $1.6 million in the first quarter of 2001. The improvement in year-over-year profitability reflects the actions implemented in 2001 to reduce costs. These actions included the permanent closure of a production facility and a significant reduction in segment headcount. The 2001 first quarter segment's operating income included $0.3 million of goodwill amortization.

The Company's total backlog decreased to $45.4 million at March 31, 2002 from $48.8 million at December 31, 2001 and from $63.3 million at March 31, 2001 as follows (in millions):

                                                       Backlog
                                      ------------------------------------------
                                        March 31,    December 31,    March 31,
                                          2002           2001          2001
------------------------------------  -------------  ------------  -------------
Outdoor Products                         $ 30.3         $ 36.0        $ 47.7
Industrial and Power Equipment             15.1           12.9          15.6
------------------------------------     ------         ------        ------
                                         $ 45.4         $ 48.9        $ 63.3
------------------------------------     ======         ======        ======

The backlog at Outdoor Products is lower than March 31, 2001 which included the carryover effect of storm activity in Europe. A more normal comparison of backlog in this segment would be March 1999 when backlog stood at $24.0 million.

Net income from discontinued operations in the first quarter of 2001 was $0.4 million. These were the results of the Company's Sporting Equipment segment that was sold in 2001. Corresponding sales for this segment were $55.5 million.

Financial Condition, Liquidity and Capital Resources

On August 19, 1999, Blount International, Inc. merged with Red Dog Acquisition, Corp., a wholly-owned subsidiary of Lehman Brothers Partners II, L.P. The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 19, 1999. At March 31, 2002, as a result of the merger and recapitalization transactions, the Company had significant amounts of debt, with interest payments on outstanding notes and interest and principal payments under a secured credit agreement representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal of $3.4 million annually through 2004 and $136.0 million in 2005. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs, capital expenditures, and potential acquisitions.

The Company intends to fund working capital, capital expenditures, debt service requirements, and the payment of transaction expenses related to the sale of the Sporting Equipment Group through cash flows generated from operations, the revolving credit facility and cash on hand. At March 31, 2002, the Company had no outstanding borrowings under its revolving credit facility which has $75.0 million in availability. The Company also had $17.3 million in cash on hand at the end of the first quarter which will be utilized primarily for the payment of SEG sale expenses. Payment of certain of these expenses will be made after the expected completion of a review of the SEG balance sheet by an independent accounting firm. Letters of credit issued under the revolving credit facility that reduce the amount available under the facility totaled $11.3 million at March 31, 2002. The revolving credit facility matures August 19, 2004.

Certain customers of the Company's Outdoor Products and Industrial and Power Equipment segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies. The aggregate repurchase amount included in the agreements outstanding as of March 31, 2002 is $3.2 million. These arrangements have not had a material adverse effect on the Company's operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, since any repurchase of equipment will likely be resold.

The impact on earnings of the continued downturn in the forestry equipment markets raised questions as to whether the Company would meet the covenants for leverage and interest coverage ratios of the Credit Agreement for December 31, 2000 and for subsequent quarters. As a result, the Company sought and received (see Note 12 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000) from its lenders an amendment to its credit agreement. In connection with the amendment, the Company's principal shareholder, through an affiliate of Lehman Brothers Merchant Banking Partners II, L.P., invested $20 million in the form of a preferred equivalent security on March 2, 2001 (see Note 10 of Notes to Consolidated Financial Statements).

On October 30, 2001, the Company notified the administrative agent for the Company's $500 million senior credit facility that it failed to meet certain financial covenants for the third quarter. Failure to meet these covenants is considered an event of default under the terms of the credit agreement. The Company entered into an agreement with its creditors through January 31, 2002 that allowed the Company to complete the sale of its Sporting Equipment Group and during the agreement term the lenders agreed to forbear from exercising their rights and remedies arising from the event of default. The Company completed the sale of SEG on December 7, 2001. In conjunction with this sale, the Company and its lenders amended the terms of the senior credit facility. Among other things, the amendment adjusted the financial coverage ratio covenants to reflect the sale of SEG and cured any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001. As of March 31, 2002, the Company is in compliance with all covenants or other requirements set forth in its credit agreement or indentures. Further, the Company does not have any rating triggers that would accelerate repayment of outstanding debt.

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

The Company has senior notes outstanding in the principal amount of $150 million which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million which mature in 2009 and senior term loans outstanding in the principal amount of $144.7 million which mature at various dates through 2005. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at March 31, 2002 were $17.3 million compared to $47.6 million on December 31, 2001. Cash used in operating activities for the first three months of 2002 was $21.8 million in comparison to $45.0 million for the same period last year. The decrease in cash used in the first quarter is due in part to the sale of the Sporting Equipment Group in December 2001. The Sporting Equipment Group used $17.6 million of cash in the first quarter of 2001. Additionally, the lower debt levels in the first quarter of 2002, due to the reduction in debt from the proceeds of the SEG, resulted in $10.8 million in lower cash interest payments from the prior year quarter. These decreases in cash usage were partially offset by lower continuing operations segment income of $1.4 million. Working capital excluding cash and equivalents increased to $64.3 million in the first quarter from $35.1 million at December 31, 2001. The increase in working capital is due to a $8.6 million decrease in interest payables, an increase in deferred taxes of $7.5 million, the payment of SEG transaction expenses of $2.5 million, increased inventory of $3.0 million, and higher accounts receivable of $8.1 million. Lower than anticipated demand within the Outdoor Products segment was the primary cause of the inventory increase.

Accounts receivable at March 31, 2002 and December 31, 2001 and sales by segment for the first quarter of 2002 compared to the fourth quarter of 2001 were as follows (in millions):

                                         March 31,    December 31,    Increase
                                            2002          2001       (Decrease)
------------------------------------   -------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 49.4        $ 39.2        $ 10.2
  Industrial and Power Equipment             14.5          16.6          (2.1)
------------------------------------       ------        ------        ------
    Total segment receivables              $ 63.9        $ 55.8        $  8.1
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                         March 31,    December 31,    Increase
                                            2002          2001       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                         $ 80.1        $ 85.7        $ (5.6)
  Industrial and Power Equipment             26.5          33.3          (6.8)
------------------------------------       ------        ------        ------
    Total segment sales                    $106.6        $119.0        $(12.4)
------------------------------------       ======        ======        ======

The Company's Outdoor Product's segment includes Oregon Cutting Systems, Frederick Manufacturing, and Dixon Industries. Seasonal promotions resulting in higher sales of Frederick Manufacturing products led to the increase in receivables during the quarter despite a decline in overall segment sales.

Net cash used for investing activities for the first three months is $6.8 million. Included in this amount is $2.5 million related to the payment of SEG transaction expenses. Purchases for property, plant and equipment in the current year are $5.0 million. Included in this amount was the purchase of certain equipment from a company that was exiting one of its businesses. In the first quarter of this year, the Company generated $0.7 million from the sale of assets, including the sale of a storage warehouse.

Cash used in financing activities for the first three months of 2002 was $1.7 million, which was primarily due to a scheduled debt repayment. The Company expects the cash flows from operations, which historically are strongest in the fourth quarter, and amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital until market conditions improve in the Industrial and Power Equipment segment.

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


Forward Looking Statements

Forward-looking statements in this release, including without limitation the Company's "expectations," "beliefs," "indications," "estimates," and their variants, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and actual results subsequent to the date of this announcement may differ materially.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  May 14, 2002                           /s/ Rodney W. Blankenship
                                        ---------------------------------------
                                                  Rodney W. Blankenship
                                                Senior Vice President and
                                                 Chief Financial Officer