Form 10-Q
period 2002-06-30
BLOUNT INTERNATIONAL INC
filed 2002-08-14
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                                                          Outstanding at
      Class of Common Stock                               June 30, 2002
      ---------------------                              -----------------
         $.01 Par Value                                  30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.   Financial Information

     Condensed Consolidated Statements of Operations -
        three months and six months ended
        June 30, 2002 and 2001                                       3

     Condensed Consolidated Balance Sheets -
        June 30, 2002 and December 31, 2001                          4

     Condensed Consolidated Statements of Cash Flows -
        six months ended June 30, 2002 and 2001                      5

     Condensed Consolidated Statements of Changes in
        Stockholders' Deficit - three months and six months
        ended June 30, 2002 and 2001                                 6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Discussion and Analysis                           22

Part II.  Other Information                                         28

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       2002       2001        2002       2001
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $123.3     $117.1      $229.9     $236.1
Cost of sales                           81.2       79.1       150.9      158.0
----------------------------------    ------     ------      ------     ------
Gross profit                            42.1       38.0        79.0       78.1
Selling, general and
  administrative expenses               23.0       23.5        45.4       47.4
Restructuring expenses                  (0.1)                   5.5       16.2
----------------------------------    ------     ------      ------     ------
Income from operations                  19.2       14.5        28.1       14.5
Interest expense                       (18.1)     (24.7)      (36.3)     (50.4)
Interest income                          0.2        0.2         0.5        0.5
Other income (expense)                  (0.5)      (0.5)       (0.9)      (0.5)
----------------------------------    ------     ------      ------     ------
Income (loss) from continuing
  operations before income taxes         0.8      (10.5)       (8.6)     (35.9)
Provision (benefit) for income taxes     0.3       (4.5)       (2.8)     (15.6)
----------------------------------    ------     ------      ------     ------
Income (loss) from continuing
  operations before extraordinary        0.5       (6.0)       (5.8)     (20.3)
  loss)
Discontinued operations:
  Net income from operations, net
    of taxes of $0.7 and $1.0                       1.2                    1.7
----------------------------------    ------     ------      ------     ------
Income (loss) before extraordinary
  loss                                   0.5       (4.8)       (5.8)     (18.6)
Extraordinary loss, net of taxes
  of $0.1                                                      (0.2)
----------------------------------    ------     ------      ------     ------
Net income (loss)                     $  0.5     $ (4.8)     $ (6.0)    $(18.6)
----------------------------------    ======     ======      ======     ======
Basic earnings (loss) per share:
  Continuing operations               $ 0.02     $(0.19)     $(0.18)    $(0.65)
  Discontinued operations                          0.04                   0.05
  Extraordinary loss                                          (0.01)
----------------------------------    ------     ------      ------     ------
  Net income (loss)                   $ 0.02     $(0.15)     $(0.19)    $(0.60)
----------------------------------    ======     ======      ======     ======
Diluted earnings (loss) per share:
  Continuing operations               $ 0.02     $(0.19)     $(0.18)    $(0.65)
  Discontinued operations                          0.04                   0.05
  Extraordinary loss                                          (0.01)
----------------------------------    ------     ------      ------     ------
  Net income (loss)                   $ 0.02     $(0.15)     $(0.19)    $(0.60)
----------------------------------    ======     ======      ======     ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                        June 30,   December 31,
                                                          2002         2001
                                                       ----------  ------------
                                                             (Unaudited)
ASSETS
---------------------------------------------------    ----------  ------------
Current assets:
  Cash and cash equivalents                              $   30.6      $   47.6
  Accounts receivable, net of allowance for
    doubtful accounts of $4.1 and $3.5                       59.5          57.3
  Inventories                                                68.6          68.1
  Deferred income taxes                                      31.8          22.9
  Other current assets                                        6.9           8.2
---------------------------------------------------      --------      --------
    Total current assets                                    197.4         204.1
Property, plant and equipment, net of accumulated
  depreciation of $180.8 and $185.2                          95.7          96.2
Cost in excess of net assets of acquired businesses, net     76.9          76.9
Other assets                                                 63.1          67.6
---------------------------------------------------      --------      --------
Total Assets                                             $  433.1      $  444.8
---------------------------------------------------      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------      --------      --------
Current liabilities:
  Notes payable and current maturities of long-term debt $    8.4      $    8.5
  Accounts payable                                           23.2          19.7
  Accrued expenses                                           77.4          93.2
---------------------------------------------------      --------      --------
    Total current liabilities                               109.0         121.4
Long-term debt, exclusive of current maturities             630.0         632.5
Deferred income taxes, exclusive of current portion           2.5           2.8
Other liabilities                                            47.1          38.0
---------------------------------------------------      --------      --------
    Total liabilities                                       788.6         794.7
---------------------------------------------------      --------      --------
Commitments and Contingent Liabilities
---------------------------------------------------      --------      --------
Stockholders' equity (deficit):
Common stock: par value $.01 per share, 100,000,000
  shares authorized, 30,795,882 outstanding                   0.3           0.3
Capital in excess of par value of stock                     424.3         424.3
Accumulated deficit                                        (786.6)       (780.6)
Accumulated other comprehensive income                        6.5           6.1
---------------------------------------------------      --------      --------
    Total stockholders' deficit                            (355.5)       (349.9)
---------------------------------------------------      --------      --------
Total Liabilities and Stockholders' Equity (Deficit)     $  433.1      $  444.8
---------------------------------------------------      ========      ========

The accompanying notes are an integral part of these statements.



BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                   ----------------------
                                                                                      2002        2001
---------------------------------------------------------------------------------  ----------  ----------
                                                                                         (Unaudited)

Cash flows from operating activities:
Net loss                                                                              $ (6.0)     $ (18.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Income from discontinued operations                                                                (1.7)
  Extraordinary loss                                                                     0.2
  Depreciation, amortization and other non-cash charges                                 11.0         12.6
  Deferred income taxes                                                                 (9.1)        (8.3)
  Loss on disposals of property, plant and equipment                                     0.9          0.3
  Changes in assets and liabilities, net of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                                          (2.2)         9.8
    (Increase) decrease in inventories                                                  (0.5)         7.6
    (Increase) decrease in other assets                                                  2.5         (8.8)
    Increase (decrease) in accounts payable                                              3.5         (1.3)
    Increase (decrease) in accrued expenses                                             (1.6)        13.5
    Increase (decrease) in other liabilities                                            10.0         (4.2)
---------------------------------------------------------------------------------     -------     -------
  Net cash provided by continuing operations                                             8.7          0.9
  Net cash used in discontinued operations                                                          (21.5)
---------------------------------------------------------------------------------     -------     -------
  Net cash provided by (used in) operating activities                                    8.7        (20.6)
---------------------------------------------------------------------------------     -------     -------
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment                                     2.4          2.5
Expenditures from sale of discontinued operations                                      (14.3)
Purchases of property, plant and equipment                                              (9.4)        (5.1)
Acquisitions of businesses                                                                           (1.3)
---------------------------------------------------------------------------------     -------     -------
  Net cash used in continuing operations                                               (21.3)        (3.9)
  Net cash used in discontinued operations                                                           (2.1)
---------------------------------------------------------------------------------     -------     -------
  Net cash used in investing activities                                                (21.3)        (6.0)
---------------------------------------------------------------------------------     -------     -------
Cash flows from financing activities:
Net increase in short-term borrowings                                                                 1.0
Issuance of long-term debt                                                                           24.1
Reduction of long-term debt                                                             (4.2)        (3.4)
Capital contribution                                                                                  7.0
Other                                                                                   (0.2)        (2.0)
---------------------------------------------------------------------------------     -------     -------
  Net cash provided by (used in) financing activities                                   (4.4)        26.7
---------------------------------------------------------------------------------     -------     -------
Net (decrease) increase in cash and cash equivalents                                   (17.0)         0.1
---------------------------------------------------------------------------------     -------     -------
Cash and cash equivalents at beginning of period                                        47.6          4.8
---------------------------------------------------------------------------------     -------     -------
Cash and cash equivalents at end of period                                           $  30.6      $   4.9
---------------------------------------------------------------------------------    ========     =======


The accompanying notes are an integral part of the audited financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT (Unaudited)
(In millions)

                                                                            Accumulated
                                                   Capital     Retained       Other
                                         Common   In Excess    Earnings    Comprehensive
                                         Stock     of Par      (Deficit)      Income         Total
                                        --------   ---------   ---------   -------------   ---------

THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2002:
Balance, March 31, 2002                 $   0.3    $ 424.3    $ (787.1)      $   6.0      $ (356.5)
Net income (loss)                                                  0.5                         0.5
Other comprehensive income (loss), net                                           0.5           0.5
                                                                                            ------
     Comprehensive income                                                                      1.0
                                         ------     ------      ------        ------        ------
Balance, June 30, 2002                  $   0.3    $ 424.3    $ (786.6)      $   6.5      $ (355.5)
                                         ======     ======      ======        ======        ======

Balance December 31, 2001               $   0.3    $ 424.3    $ (780.6)      $   6.1      $ (349.9)
Net income (loss)                                                 (6.0)                       (6.0)
Other comprehensive income (loss), net                                           0.4           0.4
                                                                                            ------
     Comprehensive income (loss)                                                              (5.6)
Capital contribution
                                         ------     ------      ------        ------        ------
     Balance June 30, 2002              $   0.3    $ 424.3    $ (786.6)      $   6.5      $ (355.5)
                                         ======     ======      ======        ======        ======


THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2001:
Balance, March 31, 2001                 $   0.3    $ 424.3    $ (750.9)       $  6.2       $(320.1)
Net income (loss)                                                 (4.8)                       (4.8)
Other comprehensive income (loss), net                                           0.1           0.1
                                                                                            ------
     Comprehensive income (loss)                                                              (4.7)
                                         ------     ------      ------        ------        ------
Balance, June 30, 2001                  $   0.3    $ 424.3    $ (755.7)       $  6.3       $(324.8)
                                         ======     ======      ======        ======        ======

Balance December 31, 2000               $   0.3    $ 417.3    $ (737.1)       $  7.3       $(312.2)
Net income (loss)                                                (18.6)                      (18.6)
Other comprehensive income (loss), net                                          (1.0)         (1.0)
                                                                                            ------
     Comprehensive income (loss)                                                             (19.6)
Capital contribution                                   7.0                                     7.0
                                         ------     ------      ------        ------        ------
     Balance June 30, 2001              $   0.3    $ 424.3    $ (755.7)       $  6.3       $(324.8)
                                         ======     ======      ======        ======        ======

The accompanying notes are an integral part of these statements.


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2002 and the results of operations and cash flows for the periods ended June 30, 2002 and 2001. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation, including the effects of the sale of the Sporting Equipment Group ("SEG") on December 7, 2001. The results of operations for SEG have been reclassified to discontinued operations for 2001 as presented in the condensed consolidated statement of operations.

The Company's Internet home page is http://www.blount.com.


NOTE 2 During the first quarter of 2001, the Company incurred a restructuring expense of $16.2 million. The expense includes $0.6 million related to the closure of a manufacturing facility in Zebulon, North Carolina. The remaining $15.6 million in restructuring expense relates to the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. During the first quarter of 2002, the Company incurred a restructuring expense of $5.6 million and recognized a loss of $0.4 million anticipated on the sale of corporate assets associated with the Company's announced closure of the corporate headquarters in Montgomery, Alabama. The restructuring expense is primarily severance costs related to the corporate staff. In the second quarter the company recorded a ($0.1) million credit to restructuring expense which was the result of a $0.7 million reduction in estimated severance costs offset by $0.6 million in transition expenses that occurred during the second quarter. The closure and transition of activities are expected to be completed by the end of the third quarter of 2002, with an additional $0.4 million in transition expenditures expected by that time. An additional loss of $0.6 million was recorded in the second quarter of 2002 for the sale of a fractional interest in an aircraft.


NOTE 3 Inventories consist of the following (in millions):

                                                 June 30,      December 31,
                                                  2002             2001
         ---------------------------------     ------------    ------------
         Finished goods                           $ 33.9          $ 32.1
         Work in process                            10.2             9.8
         Raw materials and supplies                 24.5            26.2
         ---------------------------------        ------          ------
                                                  $ 68.6          $ 68.1
         ---------------------------------        ======          ======

NOTE 4 Segment information is as follows (in millions):

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       2002       2001        2002       2001
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 90.5     $ 89.3      $170.6     $180.4
   Industrial and Power Equipment       32.8       27.8        59.3       55.7
----------------------------------    ------     ------      ------     ------
                                      $123.3     $117.1      $229.9     $236.1
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 18.9     $ 17.4      $ 35.1     $ 37.0
   Industrial and Power Equipment        1.5       (1.0)        1.7       (2.7)
----------------------------------    ------     ------      ------     ------
Operating income from segments          20.4       16.4        36.8       34.3
Corporate office expenses               (1.3)      (1.9)       (3.2)      (3.6)
Restructuring expenses                   0.1                   (5.5)     (16.2)
----------------------------------    ------     ------      ------     ------
   Income from operations               19.2       14.5        28.1       14.5
Interest expense                       (18.1)     (24.7)      (36.3)     (50.4)
Interest income                          0.2        0.2         0.5        0.5
Other income (expense), net             (0.5)      (0.5)       (0.9)      (0.5)
----------------------------------    ------     ------      ------     ------
Income (loss) from continuing
  operations before income taxes      $  0.8     $(10.5)     $ (8.6)    $(35.9)
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

In July 2001, the Company's former Federal Cartridge Company subsidiary ("Federal") received notice from the Region 5 Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota ammunition manufacturing plant. The alleged violations include (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations, and (iv) improper training of certain responsible personnel. Blount retained the liability for this notice under the terms of the sale of SEG (including Federal) to Alliant Techsystems, Inc. ("ATK") as discussed in note 9.

To the knowledge of the Company, Federal has corrected the alleged violations. The Company has tendered this matter for partial indemnification to a prior owner of Federal. In March 2002, EPA served an administrative complaint and compliance order on Federal. The complaint proposes civil penalties in the amount of $258,593. Federal has answered the complaint. By the end of August 2002, Federal and the EPA will file cross motions for a decision on both liability and penalty issues with the assigned Administrative Law Judge. Nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA will have a materially adverse effect on its consolidated financial condition or operating results.

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


NOTE 6 During the six months ended June 30, 2002, net tax payments of $4.9 million were made, while in the six months ended June 30, 2001, net tax payments of $3.5 million were made. The Company has settled its issues with the Internal Revenue Service through the 1997 fiscal year with no material adverse effect. The periods from fiscal 1998 through 2001 are still open for review. Interest paid during the six months ended June 30, 2002 and 2001 was $32.4 million and $48.5 million, respectively.

The Company's "Other Income (Expense)" includes the gains and losses on disposed assets and realized gains and losses on securities held in two rabbi trusts (see Note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for information regarding these two trusts). In the first six months of this year, realized gains on securities in these trusts were $0.1 million in comparison to $0.2 million in realized losses in the first six months last year. In the first quarter of 2002, the Company sold a storage warehouse in Montgomery, Alabama that resulted in a pre-tax gain of $0.2 million and recorded an anticipated loss on sale of corporate assets of $0.4 million in conjunction with the closure of the corporate headquarters. In the second quarter of 2002 the Company sold a fractional interest in an aircraft and realized a loss of $0.6 million.

NOTE 7 For the three months and six months ended June 30, 2002 and 2001, net income (loss) and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                 ----------------------  ----------------------
                                    2002        2001        2002        2001
------------------------------   ----------  ----------  ----------  ----------
Net income (loss)(in millions)   $   0.5     $  (4.8)    $  (6.0)    $ (18.6)
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  30,795,882  30,795,882  30,795,882  30,795,882
   Dilutive effect of stock
      Options                     1,049,871
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   31,845,753  30,795,882  30,795,882  30,795,882
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





BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Six Months
Ended June 30, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                                        $ 144.2      $  61.5     $   80.0      $ (55.8)     $ 229.9
Cost of sales                                                   97.8         46.6         61.7        (55.2)       150.9
                                                             -------      -------      -------      -------      -------
Gross profit                                                    46.4         14.9         18.3         (0.6)        79.0
Selling, general and administrative expenses       $   0.3      26.1          8.8         10.2                      45.4
Restructuring expenses                                           5.5                                                 5.5
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.3)     14.8          6.1          8.1         (0.6)        28.1
Interest expense                                     (10.6)    (34.6)        (0.3)        (0.2)         9.4        (36.3)
Interest income                                                  9.7                       0.2         (9.4)         0.5
Other income (expense), net                                     (0.5)                     (0.4)                     (0.9)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before income taxes                                (10.9)    (10.6)         5.8          7.7         (0.6)        (8.6)
Provision (benefit) for income taxes                  (3.5)     (4.1)         2.2          2.6                      (2.8)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before extraordinary loss                           (7.4)     (6.5)         3.6          5.1         (0.6)        (5.8)
Extraordinary loss                                              (0.2)                                               (0.2)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                             (7.4)     (6.7)         3.6          5.1         (0.6)        (6.0)
Equity in earnings (losses) of
  affiliated companies, net                            1.4       8.1                                   (9.5)
                                                    -------   -------      -------      -------      -------      -------
Net income (loss)                                  $  (6.0)  $   1.4      $   3.6      $   5.1      $ (10.1)     $  (6.0)
                                                    =======   =======      =======      =======      =======      =======




For The Three Months
Ended June 30, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                                        $  62.7      $  34.3      $  38.5      $ (12.2)     $ 123.3
Cost of sales                                                   37.6         26.2         29.3        (11.9)        81.2
                                                             -------      -------      -------      -------      -------
Gross profit                                                    25.1          8.1          9.2         (0.3)        42.1
Selling, general and administrative expenses       $   0.1      13.3          4.5          5.1                      23.0
Restructuring expenses                                          (0.1)                                               (0.1)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.1)     11.9          3.6          4.1         (0.3)        19.2
Interest expense                                      (5.4)    (17.2)        (0.1)        (0.1)         4.7        (18.1)
Interest income                                                  4.8                       0.1         (4.7)         0.2
Other income (expense), net                                     (0.3)                     (0.2)                     (0.5)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before income taxes                                 (5.5)     (0.8)         3.5          3.9         (0.3)         0.8
Provision (benefit) for income taxes                  (1.8)     (0.1)         1.3          0.9                       0.3
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before extraordinary loss                           (3.7)     (0.7)         2.2          3.0         (0.3)         0.5
Extraordinary loss
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                             (3.7)     (0.7)         2.2          3.0         (0.3)         0.5
Equity in earnings (losses) of
  affiliated companies, net                            4.2       4.9                                   (9.1)
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $   0.5   $   4.2      $   2.2      $   3.0      $  (9.4)     $   0.5
                                                   =======   =======      =======      =======      =======      =======




For The Six Months
Ended June 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 149.7      $  66.4      $  80.8      $ (60.8)     $ 236.1
Cost of sales                                                  105.7         51.3         63.0        (62.0)       158.0
                                                             -------      -------      -------      -------      -------
Gross profit                                                    44.0         15.1         17.8          1.2         78.1
Selling, general and administrative expenses       $   0.4      26.1         10.6         10.3                      47.4
Restructuring expenses                                          16.2                                                16.2
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.4)      1.7          4.5          7.5          1.2         14.5
Interest expense                                     (17.5)    (49.0)        (1.0)        (0.2)        17.3        (50.4)
Interest income                                        0.1      17.3          0.2          0.3        (17.4)         0.5
Other income (expense), net                                     (0.2)                     (0.3)                     (0.5)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before income taxes                    (17.8)    (30.2)         3.7          7.3          1.1        (35.9)
Provision (benefit) for income taxes                  (7.8)    (12.4)         1.4          3.2                     (15.6)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations             (10.0)    (17.8)         2.3          4.1          1.1        (20.3)
Discontinued operations:
  Net income from operations                                     1.9         (0.2)                                   1.7
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                            (10.0)    (15.9)         2.1          4.1          1.1        (18.6)
Equity in earnings (losses) of
  affiliated companies, net                           (8.6)      7.3                                    1.3
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $ (18.6)  $  (8.6)     $   2.1      $   4.1      $   2.4      $ (18.6)
                                                   =======   =======      =======      =======      =======      =======




For The Three Months
Ended June 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                                        $  73.5      $  33.3      $  38.5      $ (28.2)     $ 117.1
Cost of sales                                                   52.1         27.2         29.9        (30.1)        79.1
                                                             -------      -------      -------      -------      -------
Gross profit                                                    21.4          6.1          8.6          1.9         38.0
Selling, general and administrative expenses       $   0.2      14.2          4.0          5.1                      23.5
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.2)      7.2          2.1          3.5          1.9         14.5
Interest expense                                      (8.5)    (23.8)        (0.4)        (0.1)         8.1        (24.7)
Interest income                                                  8.0          0.1          0.2         (8.1)         0.2
Other income (expense), net                                     (0.2)                     (0.3)                     (0.5)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before income taxes                     (8.7)     (8.8)         1.8          3.3          1.9        (10.5)
Provision (benefit) for income taxes                  (3.8)     (2.9)         0.7          1.5                      (4.5)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations              (4.9)     (5.9)         1.1          1.8          1.9         (6.0)
Discontinued operations:
  Net income from operations                                     1.4         (0.2)                                   1.2
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                             (4.9)     (4.5)         0.9          1.8          1.9         (4.8)
Equity in earnings (losses) of
  affiliated companies, net                            0.1       4.6                                   (4.7)
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $  (4.8)  $   0.1      $   0.9      $   1.8      $  (2.8)     $  (4.8)
                                                   =======   =======      =======      =======      =======      =======




June 30, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------

BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  21.5      $  (1.0)    $   10.1                   $  30.6
  Accounts receivable, net                                      31.4         13.7         14.4                      59.5
  Intercompany receivables                                     277.0         37.8          4.7      $(319.5)
  Inventories                                                   30.0         21.4         17.2                      68.6
  Deferred income taxes                                         31.8                                                31.8
  Other current assets                                           5.1          0.4          1.4                       6.9
                                                             -------      -------      -------      -------      -------
    Total current assets                                       396.8         72.3         47.8       (319.5)       197.4
Investments in affiliated companies                $ (15.8)    199.4                       0.3       (183.9)
Property, plant and equipment, net                              39.4         27.3         29.0                      95.7
Cost in excess of net assets of acquired
  businesses, net                                               30.2         40.2          6.5                      76.9
Intercompany notes receivable                                                              5.0         (5.0)
Other assets                                                    59.9          0.1          3.1                      63.1
                                                   -------   -------      -------      -------      -------      -------
    Total Assets                                   $ (15.8) $  725.7      $ 139.9      $  91.7      $(508.4)    $  433.1
                                                   =======   =======      =======      =======      =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $   3.4                   $   5.0                   $   8.4
  Accounts payable                                 $   0.1      13.5      $   4.8          4.8                      23.2
  Intercompany payables                              319.5                                          $(319.5)
  Accrued expenses                                              64.2          6.1          7.1                      77.4
                                                   -------   -------      -------      -------      -------      -------
    Total current liabilities                        319.6      81.1         10.9         16.9       (319.5)       109.0
Long-term debt, exclusive of current maturities       17.0     613.0                                               630.0
Intercompany notes payable                                       5.0                                   (5.0)
Deferred income taxes, exclusive of
  current portion                                                0.5                       2.0                       2.5
Other liabilities                                      3.1      41.9          1.3          0.8                      47.1
                                                   -------   -------      -------      -------      -------      -------
    Total liabilities                                339.7     741.5         12.2         19.7       (324.5)       788.6
Stockholders' equity (deficit)                      (355.5)    (15.8)       127.7         72.0       (183.9)      (355.5)
                                                   -------   -------      -------      -------      -------      -------
    Total Liabilities and
      Stockholders' Equity (Deficit)               $ (15.8)  $ 725.7      $ 139.9      $  91.7      $(508.4)     $ 433.1
                                                   =======   =======      =======      =======      =======      =======


                                                                 15




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
                                                   =======   =======      =======      =======      =======      =======




For The Six Months
Ended June 30, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                       $  (2.7)  $  (2.8)     $   3.1      $  11.1      $   0.0      $   8.7
                                                   -------   -------      -------      -------      -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  2.4                                                 2.4
Proceeds (expenses) from sale of discontinued
  operations                                                   (14.3)                                              (14.3)
Purchases of property, plant and equipment                      (3.4)        (1.5)        (4.5)                     (9.4)
                                                   -------   -------      -------      -------      -------      -------

Net cash (used in) investing activities                        (15.3)        (1.5)        (4.5)                    (21.3)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Reduction of long-term debt                                     (4.2)                                               (4.2)
Dividends paid
Advances from (to) affiliated companies                2.7      (2.2)        (0.5)
Other                                                           (0.2)                                               (0.2)
                                                   -------   -------      -------      --------     -------      -------
Net cash provided by (used in) financing
  activities                                           2.7      (6.6)        (0.5)        (0.0)         0.0         (4.4)
                                                   -------   -------      -------      -------      -------      -------
Net increase (decrease) in cash and cash
  equivalents                                                  (24.7)         1.1          6.6                     (17.0)
Cash and cash equivalents at beginning of period                44.0         (1.1)         4.7                      47.6
                                                   -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period         $   0.0   $  19.3      $  (0.0)     $  11.3      $   0.0      $  30.6
                                                   =======   =======      =======      =======      =======      =======




For The Six Months
Ended June 30, 2001


                                                 Blount                             Non-
                                             International, Blount,  Guarantor     Guarantor
                                                 Inc.        Inc.   Subsidiaries Subsidiaries Eliminations Consolidated
                                              -----------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------

Net cash provided by (used in) continuing
  operations                                      $  (8.9)  $ (16.4)     $  25.0      $   3.7      $  (2.5)     $   0.9
Net cash provided by (used in) discontinued
  operations                                                   (0.3)       (21.2)                                 (21.5)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) operating
  activities                                         (8.9)    (16.7)         3.8          3.7         (2.5)       (20.6)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                 2.4                       0.1                       2.5
Purchases of property, plant and equipment                     (1.0)        (1.8)        (2.3)                     (5.1)
Acquisitions of businesses                                     (1.3)                                               (1.3)
                                                   -------   -------      -------      -------      -------      -------
Net cash used in continuing operations                         (0.1)        (1.8)        (2.2)                     (3.9)
Net cash used in discontinued operations                       (1.0)        (1.1)                                  (2.1)
                                                   -------   -------      -------      -------      -------      -------
Net cash used in investing activities                          (0.9)        (2.9)        (2.2)                     (6.0)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                    0.1                       0.9                       1.0
Issuance of long-term debt                           13.0      11.1                                                24.1
Reduction of long-term debt                                    (3.4)                                               (3.4)
Dividends paid                                                                           (2.5)         2.5
Capital contributions                                 7.0      20.0                                  (20.0)         7.0
Advances from (to) affiliated companies             (11.1)     (8.4)        (0.5)                     20.0
Other                                                          (2.0)                                               (2.0)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) financing
  activities                                          8.9      17.4         (0.5)        (1.6)         2.5         26.7
                                                   -------   -------      -------      -------      -------      -------
Net decrease in cash and cash equivalents                      (0.2)         0.4         (0.1)                      0.1
Cash and cash equivalents at beginning of period                2.0         (0.8)         3.6                       4.8
                                                   -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period        $   0.0   $   1.8      $  (0.4)     $   3.5      $   0.0      $   4.9
                                                   =======   =======      =======      =======      =======      =======


NOTE 9 In September 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. In October 2000, the Company purchased the assets of Windsor Forestry Tools Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. In October 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition that was later sold as part of the Company's sale of its Sporting Equipment Group to Alliant Techsystems, Inc. The aggregate purchase price of these acquisitions was $41.3 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million, respectively. Assuming these transactions were made at January 1, 2000, the consolidated pro forma results for 2000 would not be materially different from reported results.

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation, and Ammunition Accessories, Inc. The latter was formed on December 4, 2001 to facilitate the sale of SEG. The Company contributed certain assets and liabilities of its then Sporting Equipment Division to Ammunition Accessories, Inc. in exchange for all the authorized stock of Ammunition Accessories, Inc. In exchange for the shares of these four subsidiaries, the Company received approximately 3 million shares of ATK stock and $10,000 in cash for the sale of SEG. The Company subsequently sold the ATK stock and received gross proceeds of $236.7 million. Net proceeds of approximately $170.5 million are anticipated after the payment of $10.1 million in underwriting fees to Lehman Brothers, Inc. and CS First Boston, of which ATK reimbursed $5.0 million, $36.1 million in other transaction related costs and income taxes and the establishment of $25.0 million escrow amount, which is included in Other Assets, as required by the Stock Purchase Agreement between the Company and ATK. As of June 30, 2002, the outstanding and unpaid transaction fees included a purchase price adjustment owed to ATK based upon the net book value of assets of SEG as of December 7, 2001, as required by the Stock Purchase Agreement. The final purchase price adjustment will be determined by the review of an independent accounting firm during the third quarter of this year under the binding arbitration procedure established in the stock purchase agreement. The outcome of this arbitration if ruled unfavorable to the Company could be material to the Company's financial statements. The results of operations for SEG have been reclassified to discontinued operations for 2001 as presented in the condensed consolidated statement of operations. The condensed consolidated balance sheet for the quarter ended June 30, 2002 reflects the sale of SEG on December 7, 2001.


NOTE 10 On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios are achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a convertible preferred equivalent security, together with warrants for 1,000,000 shares of Blount common stock (or approximately 3% of the outstanding shares of common stock of the Company) that are exercisable immediately at a price of $0.01 a share. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock at the Annual Meeting of Stockholders held on April 19, 2001. The Company has recorded the fair value of the warrants at $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.

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

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants; as a result, the Company was in compliance with all debt covenants as of and for the year ended December 31, 2001 and the second quarter ended June 30, 2002. While there can be no assurance, management believes the Company will comply with all debt covenants during 2002. Should the Company not comply with the covenants during 2002, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures.


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

The Company completed the transitional impairment test for goodwill during the second quarter. The Company tested four reporting entities for impairment and compared the carrying value of each unit to their respective fair values as determined by using discounted cash flow projections. The fair market value exceeded the carrying value in all four cases and thus the Company determined that no impairment of goodwill existed as of January 1, 2002. The Company will begin its annual testing of goodwill for impairment in the fourth quarter of 2002, and plans to continue its annual testing in the fourth quarter each year.

As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $3.1 million of annual amortization relating to goodwill. The gross carrying value of goodwill at adoption was $111.6 million and accumulated amortization was $34.7 million. The $76.9 million of unamortized goodwill consists of $28.0 million within the Industrial and Power Equipment segment and $48.9 million in the Outdoor Products segment. The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:



                                                             Three Months    Six Months
                                                                 Ended          Ended
(Amounts in millions, except per share data)                 June 30, 2001  June 30, 2001
---------------------------------------------------------    -------------  -------------

Net income (loss):
  Reported net income (loss) from continuing operations         $  (6.0)       $ (20.3)
  Goodwill amortization                                            (0.7)          (1.5)
---------------------------------------------------------       -------        -------
  Adjusted net income (loss) from continuing operations         $  (5.3)       $ (18.8)
---------------------------------------------------------       -------        =======

Basic earnings (loss) per share from continuing operations:
  Reported basic earnings (loss) per share                      $  (.19)       $ (0.65)
  Goodwill amortization                                            (.02)         (0.05)
---------------------------------------------------------       -------        -------
  Adjusted basic earnings (loss) per share from continuing
    operations                                                  $  (.17)       $ (0.60)
---------------------------------------------------------       =======        =======

Diluted earnings (loss) per share from continuing operations:
  Reported diluted earnings (loss) per share                    $  (.19)       $ (0.65)
  Goodwill amortization                                            (.02)         (0.05)
----------------------------------------------------------      -------        -------
  Adjusted diluted earnings (loss) per share from continuing
    operations                                                  $  (.17)       $ (0.60)
----------------------------------------------------------      =======        =======



Upon adoption of SFAS 142, the gross carrying value of indefinite-lived intangible assets excluding goodwill was $0.9 million and was fully amortized.

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

In July 2002 the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet assessed the impact of the Statement on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the three months and six months ended June 30, 2002 were $123.3 million and $229.9 million compared to $117.1 million and $236.1 million for the comparable period last year. The increase in revenue from last year for the second quarter was due primarily to an increase in sales within our Forestry and Industrial Equipment Division. The decrease in sales for the first half of the year is due to reduced Outdoor Products segment sales in the first quarter resulting from a lower demand for chain products and lawn mowers.

Net income in the second quarter of 2002 was $0.5 million ($.02 per share) compared to a net loss of $4.8 million ($.15 per share) in the second quarter of 2001. The net loss in last year's second quarter includes $1.2 million ($.04 per share) net income from the Sporting Equipment Group, which was sold in December 2001. The increase in second quarter net income from last year is primarily due to the improved operating results in both segments and lower interest expense. This year's second quarter results include a net loss of $0.4 million ($.01 per share) related to the disposal of corporate assets. Last year, second quarter results include $0.7 million ($.02 per share) goodwill amortization that was not incurred in 2002 due to the company's adoption of SFAS 142 "Goodwill and other Intangible Assets" as of January 1, 2002.

For the six months ended June 30, 2002, net loss was $6.0 million ($.19 per share) compared to a net loss of $18.6 million ($.60 per share) last year. Net loss from continuing operations before extraordinary loss in the first half of the year was $5.8 million ($.18 per share) compared to $20.3 million ($.65 per share) last year. The improvement in net loss is due to lower restructuring costs, lower interest expense and improved results within the Industrial and Power Equipment segment. The 2001 results include goodwill amortization of $1.5 million ($.05 per share). The 2002 restructuring expense is related to the relocation of the corporate offices to Portland, Oregon. The restructuring expense in 2001 relates to headcount reductions and the closure of a facility within the Industrial Power & Equipment segment. In the first quarter of 2002 an extraordinary loss of $0.2 million ($.01 per share) was recorded for the early retirement of debt. Net income from the Sporting Equipment Group was $1.7 million ($.05 per share) in the first half of 2001. The company's year to date effective tax rate in 2002 is 32.5% compared to 43.6% last year. The decrease in tax rate is the result of a higher ratio of non-deductible expenses to pre-tax loss in 2002 compared to such ratio last year. The principal reasons for these results and the status of the company's financial conditions are set forth below and should be read in conjunction with the company's financial Annual Report on form 10-K for the year ended December 31, 2001.

Sales for the Outdoor Products segment for the second quarter and first six months of 2002 were $90.5 million and $170.6 million compared to $89.3 million and $180.4 million for the same periods in 2001. Operating income increased to $18.9 million in the second quarter of 2002 compared to $17.4 million in 2001. For the six months ended June 30, 2002, segment operating income declined to $35.1 million from $37.0 million last year.


Sales by the segment's principal product groups are as follows:




                                       Three Months                   Six Months
                                       Ended June 30,                 Ended June 30,
                                 ---------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2002     2001    in 2002     2002     2001    in 2002
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 55.5   $ 57.0    (2.6) %   $106.0   $118.3    (10.4) %
Lawn mowers and accessories        23.3     21.9     6.4        41.4     40.9      1.2
Other                              11.7     10.4    12.5        23.2     21.2      9.4
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 90.5   $ 89.3     1.3 %    $170.6   $180.4     (5.4) %
---------------------------      ======   ======              ======   ======


The decrease in chain saw components in the second quarter and first half of the year is in part due to weaker demand from original equipment manufacturers
(OEMs) resulting from a reduction in inventories from year-ago levels and selective competitive price discounting in response to the strength of the United States dollar. Lawn mower unit sales increased modestly in the second quarter as did replacement parts. Other sales have increased primarily through the successful introduction of a new gas saw for our Industrial Cutting Systems ("ICS") business.

The increased segment sales level, combined with a favorable sales mix, contributed to the improved segment profitability in the second quarter. The impact of $0.4 million from the adoption of SFAS 142 also had a favorable impact on second quarter profit.

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). Throughout 2001 and into 2002, the forestry industry continued to operate in a cyclical downturn environment that resulted in weak demand for new equipment. Although still below historic levels, sales of the company's timber harvesting and loading equipment increased in the second quarter of 2002 by 25.7% from a year ago. The increase in part was due to the introduction of a new product line during the quarter as well as increased unit shipments on existing products. Sales of timber harvesting and loading equipment for the first six months of the year have increased 11.6% from last year. Sales of gear components and rotation bearings continue to be impacted by a weakness in demand, particularly in the utilities and construction markets that the segment serves. Sales by the segment's principal product groups were as follows (in millions):



                                    Three Months Six Months
                                         Ended June 30,             Ended June 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2002     2001    in 2002     2002     2001    in 2002
---------------------------      ------   ------  ----------  ------   ------  ----------

Timber harvesting and loading
  equipment                      $ 28.4   $ 22.6    25.7  %   $ 50.9   $ 45.6     11.6  %
Gear components and rotation
  bearings                          4.4      5.2   (15.4)        8.4     10.1    (16.8)
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 32.8   $ 27.8    17.9  %   $ 59.3   $ 55.7      6.5  %
---------------------------      ======   ======              ======   ======



The segment's operating income in the second quarter and first six months of 2002 was $1.5 million and $1.7 million compared to losses of $1.0 million and $2.7 million in the comparable periods of 2001. The improvement in year-over-year profitability reflects the impact of increased sales as well as the actions implemented in 2001 to reduce costs. These actions included the permanent closure of a production facility and a significant reduction in segment headcount. The 2001 second quarter segment's operating income included $0.3 million of goodwill amortization.

The Company's total backlog decreased to $48.4 million at June 30, 2002 from $48.9 million at December 31, 2001 and from $55.6 million at June 30, 2001 as follows (in millions):

                                                         Backlog
                                        ----------------------------------------
                                          June 30,    December 31,    June 30,
                                            2002          2001          2001
------------------------------------    ------------  ------------  ------------
Outdoor Products                           $ 33.1        $ 36.0        $ 40.2
Industrial and Power Equipment               15.3          12.9          15.4
------------------------------------       ------        ------        ------
                                           $ 48.4        $ 48.9        $ 55.6
------------------------------------       ======        ======        ======

The backlog at Outdoor Products is lower than June 2001 which included the carryover effect of storm activity in Europe. A more normal comparison of backlog in this segment would be June 1999 and 1998 when backlog stood at $29.9 million and $26.9 million.

Net income from discontinued operations in the second quarter of 2001 was $1.2 million and the first six months of 2001 was $1.7 million. These were the results of the Company's Sporting Equipment segment that was sold in December 2001. Corresponding sales for this segment were $55.2 million and $110.7 million.

Financial Condition, Liquidity and Capital Resources

On August 19, 1999, Blount International, Inc. merged with Red Dog Acquisition, Corp., a wholly-owned subsidiary of Lehman Brothers Partners II, L.P. The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 19, 1999. At June 30, 2002, as a result of the merger and recapitalization transactions, the Company had significant amounts of debt, with interest payments on outstanding notes and interest and principal payments under a secured credit agreement representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal of $3.4 million annually through 2004 and $136.0 million in 2005. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods.

The Company's remaining liquidity needs relate to working capital needs, capital expenditures, and potential acquisitions.

The Company intends to fund working capital, capital expenditures, debt service requirements, and the payment of transaction expenses related to the sale of the Sporting Equipment Group through cash flows generated from operations, the revolving credit facility and cash on hand. At June 30, 2002, the Company had no outstanding borrowings under its revolving credit facility, which has $75.0 million in availability. The Company also had $30.6 million in cash on hand at the end of the second quarter, which will be utilized primarily for the payment of SEG transaction expenses and interest payments in the third quarter. Payment of certain of these expenses will be made after the expected completion of a review of the SEG balance sheet by an independent accounting firm pursuant to the binding arbitration procedure applicable to the sale of SEG. Letters of credit issued under the revolving credit facility that reduce the amount available under the facility totaled $10.4 million at June 30, 2002. The revolving credit facility matures August 19, 2004.

Certain customers of the Company's Outdoor Products and Industrial and Power Equipment segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies. The aggregate repurchase amount included in the agreements outstanding as of June 30, 2002 is $3.2 million. These arrangements have not had a material adverse effect on the Company's operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, since any repurchase of equipment will likely be resold.

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

On October 30, 2001, the Company notified the administrative agent for the Company's $500 million senior credit facility that it failed to meet certain financial covenants for the third quarter. Failure to meet these covenants is considered an event of default under the terms of the credit agreement. The Company entered into an agreement with its creditors through January 31, 2002 that allowed the Company to complete the sale of its Sporting Equipment Group and during the agreement term the lenders agreed to forbear from exercising their rights and remedies arising from the event of default. The Company completed the sale of SEG on December 7, 2001. In conjunction with this sale, the Company and its lenders amended the terms of the senior credit facility. Among other things, the amendment adjusted the financial coverage ratio covenants to reflect the sale of SEG and cured any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001. As of June 30, 2002, the Company is in compliance with all covenants or other requirements set forth in its credit agreement or indentures. Further, the Company does not have any rating triggers that would accelerate repayment of outstanding debt.

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

The Company has senior notes outstanding in the principal amount of $150 million, which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million, which mature in 2009, and senior term loans outstanding in the principal amount of $142.0 million, which mature at various dates through 2005. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at June 30, 2002 were $30.6 million compared to $47.6 million on December 31, 2001. Cash generated from operating activities for the first six months of 2002 was $8.7 million in comparison to a use of cash of $20.6 million for the same period last year. The increase in cash flow in the first half of the year is due in part to the sale of the SEG in December 2001 which used $21.5 million of cash in the first half of 2001. Additionally, the lower debt levels in the first half of 2002, due to the reduction in debt from the proceeds of the sale of SEG, resulted in $16.0 million in lower cash interest payments from the prior year first half. Working capital excluding cash and equivalents increased to $57.8 million in the first half from $35.1 million at December 31, 2001. The increase in working capital is due to an increase in deferred taxes of $8.9 million and a $15.8 million decrease in accrued expenses which is primarily the result of the payment of SEG transaction expenses.

Accounts receivable at June 30, 2002 and December 31, 2001 and sales by segment for the second quarter of 2002 compared to the fourth quarter of 2001 were as follows (in millions):

                                           June 30,   December 31,    Increase
                                            2002          2001       (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 41.1        $ 39.2        $  1.9
  Industrial and Power Equipment             17.0          16.6           0.4
------------------------------------       ------        ------        ------
    Total segment receivables              $ 58.1        $ 55.8        $  2.3
------------------------------------       ======        ======        ======

                                            Three Months Ended
                                           June 30,   December 31,    Increase
                                            2002          2001       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                         $ 90.5        $ 85.7        $  4.8
  Industrial and Power Equipment             32.8          33.3          (0.5)
------------------------------------       ------        ------        ------
    Total segment sales                    $123.3        $119.0        $  4.3
------------------------------------       ======        ======        ======

Net cash used for investing activities for the first six months of 2002 was $21.3 million. Included in this amount is $14.3 million related to the payment of SEG transaction expenses. Purchases for property, plant and equipment in the current year are $9.4 million. Included in this amount was the purchase of certain equipment from a company that was exiting one of its businesses. In the first half of this year, the Company generated $2.4 million from the sale of assets, including the sale of a storage warehouse and a fractional interest in an aircraft.

Cash used in financing activities for the first six months of 2002 was $4.4 million, which was primarily due to a scheduled debt repayment as well as applying the net proceeds of certain asset sales to a reduction in the term loan. The Company expects the cash flows from operations and amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital, including the final SEG transaction payments and purchase price adjustments.

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

PART II Other Information
Item 6(a) Exhibits

** 10(v) Amendment to employment agreement between Blount International, Inc. and Harold E. Layman dated July 2, 2002.

** 10(w) Amendment to employment agreement between Blount International, Inc. and James S. Osterman dated March 15, 2002 and executed on
           July 3, 2002.

** 99(.1)  Certification pursuant to section 906 of the Sarbanes-Oxley Act of
           2002 by Harold E. Layman, Chief Executive Officer.

** 99(.2)  Certification pursuant to section 906 of the Sarbanes-Oxley Act by
           Calvin E. Jenness, Corporate Controller and Treasurer.

** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  August 14, 2002                        /s/ Calvin E. Jenness
                                        ---------------------------------------
                                                  Calvin E. Jenness
                                                  Vice President, Corporate
                                                  Controller and Treasurer
                                                  Chief Accounting Officer