Form 10-Q
period 2002-09-30
BLOUNT INTERNATIONAL INC
filed 2002-11-15
CIK 1001606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

                                      OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission file number 001-11549

                          BLOUNT INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

                   Delaware                                 63-0780521
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)
          4909 S.E. International Way                       97222-4679
             Portland, Oregon                               (Zip Code)
   (Address of principal executive offices)

                                (503) 653-8881
             (Registrant's telephone number, including area code)


                                Former Address:
                           4520 Executive Park Drive
                              Montgomery, Alabama
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                                          Outstanding at
      Class of Common Stock                              September 30, 2002
      ---------------------                              -----------------
         $.01 Par Value                                  30,795,882 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Financial Information

   Item 1 - Financial Statements

     Condensed Consolidated Statements of Operations -
        three months and nine months ended
        September 30, 2002 and 2001                                  3

     Condensed Consolidated Balance Sheets -
         September 30, 2002 and December 31, 2001                    4

     Condensed Consolidated Statements of Cash Flows -
        nine months ended September 30, 2002 and 2001                5

     Condensed Consolidated Statements of Changes in
        Stockholders' Deficit - three months and nine months
        ended September 30, 2002 and 2001                            6

     Notes to Condensed Consolidated Financial Statements            7

   Item 2 - Management's Discussion and Analysis                    23

   Item 4 - Controls and Procedures                                 29

Part II

   Item 6 - Exhibits and Reports on Form 8 K

Signature

Certifications

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2002       2001        2002       2001
----------------------------------   --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                 $121.5     $113.6      $351.4     $349.7
Cost of sales                           80.7       75.3       231.6      233.3
----------------------------------    ------     ------      ------     ------
Gross profit                            40.8       38.3       119.8      116.4
Selling, general and
  administrative expenses               23.1       24.3        68.5       71.7
Restructuring expenses                   0.3                    5.8       16.2
----------------------------------    ------     ------      ------     ------
Income from operations                  17.4       14.0        45.5       28.5
Interest expense                       (18.0)     (24.0)      (54.3)     (74.3)
Interest income                          0.2        0.2         0.7        0.8
Other income (expense)                  (1.3)       0.2        (2.2)      (0.4)
----------------------------------    ------     ------      ------     ------
Loss from continuing
  operations before income taxes        (1.7)      (9.6)      (10.3)     (45.4)
Benefit for income taxes                           (1.3)       (2.8)     (16.9)
----------------------------------    ------     ------      ------     ------
Loss from continuing
  operations before extraordinary       (1.7)      (8.3)       (7.5)     (28.5)
  loss
Discontinued operations:
  Net income from operations, net
    of taxes of $0.7 and $2.3                       2.1                    3.8
  Loss on disposal, net of benefit
    for income taxes of $0.4             (1.7)                 (1.7)
----------------------------------    ------     ------      ------     ------
Loss before extraordinary
  loss                                  (3.4)      (6.2)       (9.2)     (24.7)
Extraordinary loss, net of taxes
  of $0.1 and $0.1                      (0.1)                  (0.3)
----------------------------------    ------     ------      ------     ------
Net loss                              $ (3.5)    $ (6.2)     $ (9.5)    $(24.7)
----------------------------------    ======     ======      ======     ======
Basic earnings (loss) per share:
  Continuing operations               $(0.05)    $(0.27)     $(0.24)    $(0.92)
  Discontinued operations              (0.06)      0.07       (0.06)      0.12
  Extraordinary loss                                          (0.01)
----------------------------------    ------     ------      ------     ------
  Net loss                            $(0.11)    $(0.20)     $(0.31)    $(0.80)
----------------------------------    ======     ======      ======     ======
Diluted earnings (loss) per share:
  Continuing operations               $(0.05)    $(0.27)     $(0.24)    $(0.92)
  Discontinued operations              (0.06)      0.07       (0.06)      0.12
  Extraordinary loss                                          (0.01)
----------------------------------    ------     ------      ------     ------
  Net loss                            $(0.11)    $(0.20)     $(0.31)    $(0.80)
----------------------------------    ======     ======      ======     ======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

                                                    September 30,  December 31,
                                                        2002           2001
                                                    -------------  ------------
                                                             (Unaudited)
ASSETS
--------------------------------------------------- -------------  ------------
Current assets:
  Cash and cash equivalents                              $   20.1      $   47.6
  Accounts receivable, net of allowance for
    doubtful accounts of $4.1 and $3.5                       58.4          57.3
  Inventories                                                68.0          68.1
  Deferred income taxes                                      34.1          22.9
  Other current assets                                        8.3           8.2
---------------------------------------------------      --------      --------
    Total current assets                                    188.9         204.1
Property, plant and equipment, net of accumulated
  depreciation of $177.4 and $185.2                          89.3          96.2
Cost in excess of net assets of acquired businesses, net     76.9          76.9
Other assets                                                 58.4          67.6
---------------------------------------------------      --------      --------
Total Assets                                             $  413.5      $  444.8
---------------------------------------------------      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------      --------      --------
Current liabilities:
  Notes payable and current maturities of long-term debt $    8.4      $    8.5
  Accounts payable                                           22.4          19.7
  Accrued expenses                                           70.3          93.2
---------------------------------------------------      --------      --------
    Total current liabilities                               101.1         121.4
Long-term debt, exclusive of current maturities             624.1         632.5
Deferred income taxes, exclusive of current portion           2.4           2.8
Other liabilities                                            45.0          38.0
---------------------------------------------------      --------      --------
    Total liabilities                                       772.6         794.7
---------------------------------------------------      --------      --------
Commitments and Contingent Liabilities
---------------------------------------------------      --------      --------
Stockholders' equity (deficit):
Common stock: par value $.01 per share, 100,000,000
  shares authorized, 30,795,882 outstanding                   0.3           0.3
Capital in excess of par value of stock                     424.3         424.3
Accumulated deficit                                        (790.2)       (780.6)
Accumulated other comprehensive income                        6.5           6.1
---------------------------------------------------      --------      --------
    Total stockholders' deficit                            (359.1)       (349.9)
---------------------------------------------------      --------      --------
Total Liabilities and Stockholders' Equity (Deficit)     $  413.5      $  444.8
---------------------------------------------------      ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                                         Nine Months
                                                                                      Ended September 30,
                                                                                   ----------------------
                                                                                      2002        2001
---------------------------------------------------------------------------------  ----------  ----------
                                                                                         (Unaudited)
Cash flows from operating activities:
Net loss                                                                              $  (9.5)     $(24.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Income from discontinued operations                                                     1.7        (3.8)
  Extraordinary loss                                                                      0.3
  Depreciation, amortization and other non-cash charges                                  16.3        21.4
  Deferred income taxes                                                                 (10.9)      (15.2)
  Loss on disposals of property, plant and equipment                                      1.6         0.2
  Changes in assets and liabilities, net of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                                           (1.1)       10.3
    Decrease in inventories                                                               0.1        15.2
    (Increase) decrease in other assets                                                   4.5         2.8
    Increase (decrease) in accounts payable                                               2.7        (3.3)
    Decrease in accrued expenses                                                        (11.9)       (3.8)
    Increase (decrease) in other liabilities                                              7.9        (0.8)
---------------------------------------------------------------------------------     -------     -------
  Net cash provided by continuing operations                                              1.7        (1.7)
  Net cash used in discontinued operations                                                          (11.3)
---------------------------------------------------------------------------------     -------     -------
  Net cash provided by (used in) operating activities                                     1.7       (13.0)
---------------------------------------------------------------------------------     -------     -------
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment                                      8.3         2.6
Expenditures from sale of discontinued operations                                       (14.5)
Purchases of property, plant and equipment                                              (11.8)       (8.2)
Acquisitions of businesses                                                                           (1.3)
---------------------------------------------------------------------------------     -------     -------
  Net cash used in continuing operations                                                (18.0)       (6.9)
  Net cash used in discontinued operations                                                           (2.7)
---------------------------------------------------------------------------------     -------     -------
  Net cash used in investing activities                                                 (18.0)       (9.6)
---------------------------------------------------------------------------------     -------     -------
Cash flows from financing activities:
Issuance of long-term debt                                                                           52.9
Reduction of long-term debt                                                             (10.9)       (4.3)
Capital contribution                                                                                  7.0
Other                                                                                    (0.3)       (2.8)
---------------------------------------------------------------------------------     -------     -------
  Net cash provided by (used in) financing activities                                   (11.2)       52.8
---------------------------------------------------------------------------------     -------     -------
Net (decrease) increase in cash and cash equivalents                                    (27.5)       30.2
---------------------------------------------------------------------------------     -------     -------
Cash and cash equivalents at beginning of period                                         47.6         4.8
---------------------------------------------------------------------------------     -------     -------
Cash and cash equivalents at end of period                                           $   20.1     $  35.0
---------------------------------------------------------------------------------    ========     =======

The accompanying notes are an integral part of the audited financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT (Unaudited)
(In millions)

                                                                            Accumulated
                                                    Capital    Retained        Other
                                         Common    In Excess   Earnings    Comprehensive
                                         Stock       of Par    (Deficit)       Income        Total
                                        --------   ---------   ---------   -------------   ---------
THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2002:
Balance, June 30, 2002                  $   0.3     $ 424.3    $ (786.6)      $   6.5       $(355.5)
Net income (loss)                                                  (3.5)                       (3.5)
Other comprehensive income (loss), net                                           (0.1)         (0.1)
                                                                                            -------
     Comprehensive income                                                                      (3.6)
                                         ------     -------     -------       -------       -------
Balance, September 30, 2002              $  0.3     $ 424.3     $(790.1)      $   6.4       $(359.1)
                                         ======     =======     =======       =======       =======

Balance December 31, 2001                $  0.3     $ 424.3     $(780.6)      $   6.1       $(349.9)
Net income (loss)                                                  (9.5)                       (9.5)
Other comprehensive income (loss), net                                            0.3           0.3
                                                                                            -------
     Comprehensive income (loss)                                                               (9.2)
                                         ------     -------     -------       -------       -------
     Balance September 30, 2002          $  0.3     $ 424.3     $(790.1)      $   6.4       $(359.1)
                                         ======     =======     =======       =======       =======


THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2001:
Balance, June 30, 2001                   $  0.3     $ 424.3     $(755.7)      $   6.3       $(324.8)
Net income (loss)                                                  (6.2)                       (6.2)
Other comprehensive income (loss), net                                           (0.3)         (0.3)
                                                                                            -------
     Comprehensive income (loss)                                                               (6.4)
                                         ------     -------     -------       -------       -------
Balance, September 30, 2001              $  0.3     $ 424.3     $(761.7)      $   5.9       $(331.2)
                                         ======     =======     =======       =======       =======

Balance December 31, 2000                $  0.3     $ 417.3     $(737.1)      $   7.3       $(312.2)
Net income (loss)                                                 (24.7)                      (24.7)
Other comprehensive income (loss), net                                           (1.3)         (1.3)
                                                                                            -------
     Comprehensive income (loss)                                                              (26.0)
Capital contribution                                    7.0                                     7.0
                                         ------     -------     -------       -------       -------
     Balance September 30, 2001          $  0.3     $ 424.3     $(761.7)      $   5.9       $(331.2)
                                         ======     =======     =======       =======       =======

The accompanying notes are an integral part of these statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows for the periods ended September 30, 2002 and 2001. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


NOTE 2 During the first quarter of 2001, the Company incurred a restructuring expense of $16.2 million. The expense includes $0.6 million related to the closure of a manufacturing facility in Zebulon, North Carolina. The remaining $15.6 million in restructuring expense relates to the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters in Montgomery, Alabama. During the first quarter of 2002, the Company incurred a restructuring expense of $5.6 million and recognized a loss of $0.4 million anticipated on the sale of corporate assets associated with the Company's announced closure of the corporate headquarters. The restructuring expense is primarily severance costs related to the corporate staff. In the second quarter of 2002 the Company recorded a $0.1 million credit to restructuring expense which was the result of a $0.7 million reduction in estimated severance costs offset by $0.6 million in transition expenses that occurred during the second quarter. An additional loss of $0.6 million was recorded in the second quarter of 2002 for the sale of a fractional interest in an aircraft, and a $0.8 million loss was recorded in the third quarter of 2002 related to the sale of the company's corporate office building in Montgomery, Alabama. The closure and transition of corporate activities to Portland, Oregon was completed by the end of the third quarter of 2002, with $0.3 million in transition expense during the quarter.


NOTE 3 Inventories consist of the following (in millions):

                          September 30, December 31,
                                                    2002           2001
         ---------------------------------     ------------    ------------
         Finished goods                           $ 32.0          $ 32.1
         Work in process                            10.4             9.8
         Raw materials and supplies                 25.6            26.2
         ---------------------------------        ------          ------
                                                  $ 68.0          $ 68.1
         ---------------------------------        ======          ======

NOTE 4 Segment information is as follows (in millions):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2002       2001        2002       2001
----------------------------------   --------   --------    --------   --------
Sales:
   Outdoor Products                   $ 84.9     $ 82.0      $255.5     $262.4
   Industrial and Power Equipment       36.6       31.6        95.9       87.3
----------------------------------    ------     ------      ------     ------
                                      $121.5     $113.6      $351.4     $349.7
----------------------------------    ======     ======      ======     ======
Operating income (loss):
   Outdoor Products                   $ 17.1    $  15.8      $ 52.2     $ 52.8
   Industrial and Power Equipment        2.1        0.1         3.8       (2.6)
----------------------------------    ------     ------      ------     ------
Operating income from segments          19.2       15.9        56.0       50.2
Corporate office expenses               (1.5)      (1.9)       (4.7)      (5.5)
Restructuring expenses                  (0.3)                  (5.8)     (16.2)
----------------------------------    ------     ------      ------     ------
   Income from operations               17.4       14.0        45.5       28.5
Interest expense                       (18.0)     (24.0)      (54.3)     (74.3)
Interest income                          0.2        0.2         0.7        0.8
Other income (expense), net             (1.3)       0.2        (2.2)      (0.4)
----------------------------------    ------     ------      ------     ------
Loss from continuing
  operations before income taxes      $ (1.7)    $ (9.6)     $(10.3)    $(45.4)
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

To the knowledge of the Company, Federal has corrected the alleged violations. The Company has tendered this matter for partial indemnification to a prior owner of Federal. In March 2002, EPA served an administrative complaint and compliance order on Federal. The complaint proposes civil penalties in the amount of $258,593. Federal has answered the complaint. In August 2002, Federal and the EPA filed cross motions for a decision on both liability and penalty issues with the assigned Administrative Law Judge. Rulings on these motions are pending. Nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA will have a materially adverse effect on its consolidated financial condition or operating results.

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


NOTE 6 During the nine months ended September 30, 2002, net tax payments of $6.2 million were made, while in the nine months ended September 30, 2001, net tax payments of $4.6 million were made. The Company has settled its issues with the Internal Revenue Service through the 1997 fiscal year with no material adverse effect. The periods from fiscal 1998 through 2001 are still open for review. Interest paid during the nine months ended September 30, 2002 and 2001 was $57.0 million and $78.8 million, respectively.

The Company's "Other Income (Expense)" includes the gains and losses on disposed assets and realized gains and losses on securities held in two rabbi trusts (see Note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for information regarding these two trusts). In the first nine months of this year, realized losses on securities in these trusts were $0.4 million in comparison to less than $0.1 million in gains in the first nine months last year. In the first quarter of 2002, the Company sold a storage warehouse in Montgomery, Alabama that resulted in a pre-tax gain of $0.2 million and recorded an anticipated loss on sale of corporate assets of $0.4 million in conjunction with the closure of the corporate headquarters. In the second quarter of 2002, the Company sold a fractional interest in an aircraft and realized a loss of $0.6 million. In the third quarter of 2002, the company sold its former corporate office building in Montgomery, Alabama, and recognized a loss of $0.8 million.

NOTE 7 For the three months and nine months ended September 30, 2002 and 2001, net income (loss) and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                 ----------------------  ----------------------
                                    2002        2001        2002        2001
------------------------------   ----------  ----------  ----------  ----------
Net income (loss)(in millions)   $  (3.5)    $  (6.2)    $  (9.5)    $ (24.7)
------------------------------   ==========  ==========  ==========  ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding  30,795,882  30,795,882  30,795,882  30,795,882
   Dilutive effect of stock
      Options
------------------------------   ----------  ----------  ----------  ----------
   Diluted EPS                   30,795,882  30,795,882  30,795,882  30,795,882
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


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For The Nine Months
Ended September 30, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 225.5      $  89.5      $ 121.0      $ (84.6)     $ 351.4
Cost of sales                                                  154.5         69.0         92.6        (84.5)       231.6
                                                             -------      -------      -------      -------      -------
Gross profit                                                    71.0         20.5         28.4         (0.1)       119.8
Selling, general and administrative expenses       $   0.5      39.5         13.2         15.3                      68.5
Restructuring expenses                                           5.8                                                 5.8
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.5)     25.7          7.3         13.1         (0.1)        45.5
Interest expense                                     (16.0)    (51.7)        (0.4)        (0.2)        14.0        (54.3)
Interest income                                                 14.5                       0.2        (14.0)         0.7
Other income (expense), net                                     (1.6)                     (0.6)                     (2.2)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before income taxes                                (16.5)    (13.1)         6.9         12.5         (0.1)       (10.3)
Provision (benefit) for income taxes                  (4.5)     (5.3)         2.6          4.4                      (2.8)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations
  before extraordinary loss                          (12.0)     (7.8)         4.3          8.1         (0.1)        (7.5)
Loss on disposal net of taxes of $.04                           (1.7)                                               (1.7)
Extraordinary loss net of taxes of $0.1                         (0.3)                                               (0.3)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                            (12.0)     (9.8)         4.3          8.1         (0.1)        (9.5)
Equity in earnings (losses) of
  affiliated companies, net                            2.5      12.2          0.1                     (14.8)
                                                    -------  -------      -------      -------     --------     --------
Net income (loss)                                   $ (9.5)  $   2.4      $   4.4      $   8.1     $  (14.9)    $   (9.5)
                                                    =======  =======      =======      =======     ========     ========

For The Three Months
Ended September 30, 2002


                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  81.3      $  28.0      $  41.0     $  (28.8)    $  121.5
Cost of sales                                                   56.6         22.3         31.0        (29.2)        80.7
                                                             -------      -------      -------     --------     --------
Gross profit                                                    24.7          5.7         10.0          0.4         40.8
Selling, general and administrative expenses       $   0.1      13.5          4.5          5.0                      23.1
Restructuring expenses                                           0.3                                                 0.3
                                                   -------   -------      -------      -------     --------     --------
Income (loss) from operations                         (0.1)     10.9          1.2          5.0          0.4         17.4
Interest expense                                      (5.4)   (17.1)                      (0.1)         4.6        (18.0)
Interest income                                                  4.8                                   (4.6)         0.2
Other income (expense), net                                     (1.1)                     (0.2)                     (1.3)
                                                   -------   -------      -------      -------     --------     --------
Income (loss) from continuing operations
  before income taxes                                 (5.5)     (2.5)         1.2          4.7          0.4         (1.7)
Provision (benefit) for income taxes                  (0.9)     (1.2)         0.4          1.7
                                                   -------   -------      -------      -------      -------       -------
Income (loss) from continuing operations
  before extraordinary loss                           (4.6)     (1.3)         0.8          3.0          0.4         (1.7)
Loss on disposal net of taxes of $0.4                           (1.7)                                               (1.7)
Extraordinary loss net of taxes of $0.1                         (0.1)                                               (0.1)
                                                   -------   -------      -------      -------     --------     --------
Income (loss) before earnings (losses)
  of affiliated companies                             (4.6)     (3.1)         0.8          3.0          0.4         (3.5)
Equity in earnings (losses) of
  affiliated companies, net                            1.2       4.1          0.1                      (5.4)
                                                   -------   -------      -------      -------      -------       -------
Net income (loss)                                  $  (3.4)  $   1.0      $   0.9      $  3.0       $  (5.0)      $ (3.5)
                                                   =======   =======      =======      =======      =======       =======

For The Nine Months
Ended September 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 224.0      $  94.7      $ 119.4      $ (88.4)     $ 349.7
Cost of sales                                                  155.8         74.1         92.8        (89.4)       233.3
                                                             -------      -------      -------      -------      -------
Gross profit                                                    68.2         20.6         26.6          1.0        116.4
Selling, general and administrative expenses       $   0.5      40.3         15.9         15.0                      71.7
Restructuring expenses                                          16.2                                                16.2
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.5)     11.7          4.7         11.6          1.0         28.5
Interest expense                                     (25.1)    (47.9)        (0.9)        (0.4)                    (74.3)
Interest income                                        0.1                    0.2          0.5                       0.8
Other income (expense), net                                      0.1                      (0.5)                    (0.4)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before income taxes                    (25.5)    (36.1)         4.0         11.2          1.0        (45.4)
Provision (benefit) for income taxes                  (9.5)    (13.7)         1.5          4.8                     (16.9)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations             (16.0)    (22.4)         2.5          6.4          1.0        (28.5)
Discontinued operations:
  Net income from operations                                     3.8                                                 3.8
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)               (16.0)    (18.6)         2.5          6.4          1.0        (24.7)
  of affiliated companies
Equity in earnings (losses) of
  affiliated companies, net                           (8.6)     10.0                                   (1.4)
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $ (24.6)  $  (8.6)     $   2.5      $   6.4      $  (0.4)     $ (24.7)
                                                   =======   =======      =======      =======      =======      =======

For The Three Months
Ended September 30, 2001

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  74.2      $  28.2      $  38.7      $ (27.5)     $ 113.6
Cost of sales                                                   50.1         22.7         29.9        (27.4)        75.2
                                                             -------      -------      -------      -------      -------
Gross profit                                                    24.1          5.5          8.8         (0.1)        38.3
Selling, general and administrative expenses       $   0.1      14.1          5.4          4.7                      24.3
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.1)     10.0          0.1          4.1         (0.1)        14.0
Interest expense                                      (7.7)    (16.2)                     (0.1)                    (24.0)
Interest income                                                                            0.2                       0.2
Other income (expense), net                                      0.4                      (0.2)                      0.2
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before income taxes                     (7.8)     (5.8)         0.1          4.0         (0.1)        (9.6)
Provision (benefit) for income taxes                  (1.7)     (1.3)                      1.7                      (1.3)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations              (6.1)     (4.5)         0.1          2.3         (0.1)        (8.3)
Discontinued operations:
  Net income from operations                                     2.1                                                 2.1
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)                (6.1)     (2.4)         0.1          2.3         (0.1)        (6.2)
  of affiliated companies
Equity in earnings (losses) of
  affiliated companies, net                                      2.4                                   (2.4)         0.0
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $  (6.1)  $   0.0      $   0.1      $   2.3      $  (2.5)     $  (6.2)
                                                   =======   =======      =======      =======      =======      =======

                                    Page 14

September 30, 2002

                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  14.2      $  (1.0)     $   6.9                  $   20.1
  Accounts receivable, net                                      30.0         13.1         15.3                      58.4
  Intercompany receivables                                     278.8         40.1          4.3      $(323.2)
  Inventories                                                   28.3         21.5         18.2                      68.0
  Deferred income taxes                                         34.1                                                34.1
  Other current assets                                           6.4          0.4          1.5                       8.3
                                                             -------      -------      -------      -------      -------
    Total current assets                                       391.8         74.1         46.2       (323.2)       188.9
Investments in affiliated companies                  (14.8)    198.5                       0.2       (183.9)
Property, plant and equipment, net                              33.4         26.9         29.0                      89.3
Cost in excess of net assets of acquired
  businesses, net                                               30.1         40.2          6.6                      76.9
Intercompany notes receivable                                                              5.1         (5.1)
Other assets                                                    55.2          0.1          3.1                      58.4
                                                   -------   -------      -------      -------      -------      -------
    Total Assets                                   $ (14.8) $  709.0      $ 141.3      $  90.2      $(512.2)    $  413.5
                                                   =======   =======      =======      =======      =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $   3.4                   $   5.0                  $    8.4
  Accounts payable                                 $   0.1      12.5          4.6          5.2                      22.4
  Intercompany payables                              323.2                                          $(323.2)
  Accrued expenses                                              56.4          6.3          7.6                      70.3
                                                   -------   -------      -------      -------      -------      -------
    Total current liabilities                        323.3      72.3         10.9         17.8       (323.2)       101.1
Long-term debt, exclusive of current maturities       17.9     606.2                                               624.1
Intercompany notes payable                                       5.1                                   (5.1)
Deferred income taxes, exclusive of
  current portion                                                0.5                       1.9                       2.4
Other liabilities                                      3.1      39.7          1.4          0.8                      45.0
                                                   -------   -------      -------      -------      -------      -------
    Total liabilities                                344.3     723.8         12.3         20.5       (328.3)       772.6
Stockholders equity (Deficit)                       (359.1)    (14.8)       129.0         69.7       (183.9)      (359.1)
    Total Liabilities and
      Stockholders' Equity (Deficit)               $ (14.8)  $ 709.0      $ 141.3      $  90.2      $(512.2)     $ 413.5
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
                                                   =======   =======      =======      =======      =======      =======

For The Nine Months
Ended September 30, 2002


                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                       $  (6.4)  $   3.5      $   2.2      $   2.4      $   0.0      $   1.7
                                                   -------   -------      -------      -------      -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  8.2                       0.1                       8.3
Proceeds (expenses) from sale of discontinued
  operations                                                   (14.5)                                              (14.5)
Purchases of property, plant and equipment                      (4.5)        (1.7)        (5.6)                    (11.8)
                                                   -------   -------      -------      -------      -------      -------

Net cash (used in) investing activities                        (10.8)        (1.7)        (5.5)                    (18.0)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Reduction of long-term debt                                    (10.9)                                              (10.9)
Dividends paid
Advances from (to) affiliated companies                6.4      (5.9)        (0.5)
Other                                                           (0.3)                                               (0.3)
                                                   -------   -------      -------      --------     -------      -------
Net cash provided by (used in) financing
  Activities                                           6.4     (17.1)        (0.5)         0.0          0.0        (11.2)
                                                   -------   -------      -------      -------      -------      -------
Net increase (decrease) in cash and cash
  equivalents                                                  (24.4)         0.0         (3.1)                    (27.5)
Cash and cash equivalents at beginning of period                44.0         (1.1)         4.7                      47.6
                                                   -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period         $   0.0   $  19.6      $  (1.1)     $   1.6      $   0.0      $  20.1
                                                   =======   =======      =======      =======      =======      =======

For The Nine Months
Ended September 30, 2001
                                                 Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                       $ (14.3)  $  (2.5)     $  12.0      $   5.6      $  (2.5)     $  (1.7)
Net cash provided by (used in) discontinued
  operations                                                    (3.4)        (7.9)                                 (11.3)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) operating
  activities                                         (14.3)     (5.9)         4.1          5.6         (2.5)       (13.0)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  2.5                       0.1                       2.6
Purchases of property, plant and equipment                      (2.4)        (2.3)        (3.5)                     (8.2)
Acquisitions of businesses                                      (1.3)                                               (1.3)
                                                   -------   -------      -------      -------      -------      -------
Net cash used in continuing operations                 0.0      (1.2)        (2.3)        (3.4)         0.0         (6.9)
Net cash used in discontinued operations                        (1.3)        (1.4)                                  (2.7)
                                                   -------   -------      -------      -------      -------      -------
Net cash used in investing activities                  0.0      (2.5)        (3.7)        (3.4)         0.0         (9.6)
                                                   -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Net increase (reduction) in short-term
  borrowings                                                     0.1                      (0.1)
Issuance of long-term debt                            13.0      39.9                                                52.9
Reduction of long-term debt                                     (4.3)                                               (4.3)
Dividends paid                                                                            (2.5)         2.5
Capital contributions                                 7.0       20.0                                  (20.0)         7.0
Advances from (to) affiliated companies              (5.7)     (13.8)        (0.5)                     20.0
Other                                                           (2.8)                                               (2.8)
                                                   -------   -------      -------      -------      -------      -------
Net cash provided by (used in) financing
  activities                                          14.3      39.1         (0.5)        (2.6)         2.5         52.8
                                                   -------   -------      -------      -------      -------      -------
Net decrease in cash and cash equivalents                       30.7         (0.1)        (0.4)                     30.2
Cash and cash equivalents at beginning of period                 1.9         (0.8)         3.7                       4.8
                                                   -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period         $   0.0   $  32.6      $  (0.9)    $    3.3      $   0.0      $  35.0
                                                   =======   =======      =======      =======      =======      =======

NOTE 9 On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation, and Ammunition Accessories, Inc. The latter was formed on December 4, 2001 to facilitate the sale of SEG. The Company contributed certain assets and liabilities of its then Sporting Equipment Division to Ammunition Accessories, Inc. in exchange for all the authorized stock of Ammunition Accessories, Inc. In exchange for the shares of these four subsidiaries, the Company received approximately 3 million shares of ATK stock and $10,000 in cash for the sale of SEG. The Company subsequently sold the ATK stock and received gross proceeds of $236.7 million. Net proceeds of approximately $168.1 million were anticipated after the payment of $10.1 million in underwriting fees to Lehman Brothers, Inc. and CS First Boston, of which ATK reimbursed $5.0 million, $38.5 million in other transaction related costs and income taxes and the establishment of $25.0 million escrow amount, which is included in Other Assets, as required by the Stock Purchase Agreement between the Company and ATK. As of September 30, 2002, the outstanding and unpaid transaction fees included a purchase price adjustment owed to ATK based upon the net book value of assets of SEG as of December 7, 2001, as required by the Stock Purchase Agreement. The final purchase price adjustment was determined by the review of an independent accounting firm on October 16, 2002 under the binding arbitration procedure established in the Stock Purchase Agreement. The outcome of this arbitration resulted in a final purchase price adjustment of $9.0 million. As a result of the arbitrator's ruling, the company recorded an after-tax loss of $1.7 million in discontinued operations. The purchase price adjustment payment was made to ATK in October 2002. The results of operations for SEG have been reclassified to discontinued operations for 2001 as presented in the condensed consolidated statement of operations. The condensed consolidated balance sheet for the quarter ended September 30, 2002 reflects the sale of SEG on December 7, 2001.


NOTE 10 On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios are achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a convertible preferred equivalent security, together with warrants for 1,000,000 shares of Blount common stock (or approximately 3% of the outstanding shares of common stock of the Company) that are exercisable immediately at a price of $0.01 per share. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock at the Annual Meeting of Stockholders held on April 19, 2001. The Company has recorded the fair value of the warrants at $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.

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

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants; as a result, the Company was in compliance with all debt covenants as of and for the year ended December 31, 2001 and the third quarter ended September 30, 2002. While there can be no assurance, management believes the Company will comply with all debt covenants during 2002. Should the Company not comply with the covenants during 2002, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures.


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

The Company completed the transitional impairment test for goodwill during the second quarter 2002. The Company tested four reporting entities for impairment and compared the carrying value of each unit to their respective fair values as determined by using discounted cash flow projections. The fair market value exceeded the carrying value in all four cases and thus the Company determined that no impairment of goodwill existed as of January 1, 2002. The Company will begin its annual testing of goodwill for impairment in the fourth quarter of 2002 and plans to continue its annual testing in the fourth quarter of each year thereafter.

As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $3.1 million of annual amortization relating to goodwill. The gross carrying value of goodwill at adoption of SFAS No. 142 was $111.6 million and accumulated amortization was $34.7 million. The $76.9 million of unamortized goodwill consists of $28.0 million within the Industrial and Power Equipment segment and $48.9 million in the Outdoor Products segment. The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:


                                                              Three Months        Nine Months
                                                                  Ended              Ended
(Amounts in millions, except per share data)               September 30, 2001  September 30, 2001
---------------------------------------------------------  ------------------ -------------------

Net income (loss):
  Reported net income (loss) from continuing operations         $  (8.3)             $ (28.5)
  Goodwill amortization                                             0.7                  2.2
---------------------------------------------------------       -------              -------
  Adjusted net income (loss) from continuing operations         $  (7.6)               (26.3)
---------------------------------------------------------       -------              =======

Basic earnings (loss) per share from continuing operations:
  Reported basic earnings (loss) per share                      $  (.27)                (.92)
  Goodwill amortization                                             .02                  .07
---------------------------------------------------------       -------              -------
  Adjusted basic earnings (loss) per share from continuing
    operations                                                  $  (.25)                (.85)
---------------------------------------------------------       =======              =======

Diluted earnings (loss) per share from continuing operations:
  Reported diluted earnings (loss) per share                    $  (.27)                (.92)
  Goodwill amortization                                             .02                  .07
----------------------------------------------------------      -------              -------
  Adjusted diluted earnings (loss) per share from continuing
    operations                                                  $  (.25)                (.85)
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Sales for the three months and nine months ended September 30, 2002 were $121.5 million and $351.4 million, respectively, compared to $113.6 million and $349.7 million for the comparable periods last year. The increase in revenue from last year for the third quarter was due to an increase in sales within both segments. The increase in sales for the first nine months was due to higher sales in the Industrial and Power Equipment segment partially offset by reduced Outdoor Products segment sales resulting from a lower demand for chain products and lawn mowers in the first quarter.

Net loss in the third quarter of 2002 was $3.5 million ($.11 per share) compared to a net loss of $6.2 million ($.20 per share) in the third quarter of 2001. The net loss in the third quarter includes an expense of $1.7 million ($.06 per share) attributed to the final purchase price adjustment related to the sale of the Sporting Equipment Group in December 2001. Third quarter 2001 includes $2.1 million ($.07 per share)net income from the Sporting Equipment Group. The decrease in third quarter net loss from last year is primarily due to the improved operating results in both segments and lower interest expense. Third quarter 2002 results include a net loss of $0.8 million ($.02 per share) related to the disposal of corporate assets. Third quarter 2001 results include $0.7 million ($.02 per share) goodwill amortization that was not incurred in 2002 due to the company's adoption of SFAS 142 "Goodwill and other Intangible Assets" as of January 1, 2002.

For the nine months ended September 30, 2002, net loss was $9.5 million ($.31 per share) compared to a net loss of $24.7 million ($.80 per share) last year. The improvement in net loss is due to lower restructuring costs, lower interest expense and improved results within the Industrial and Power Equipment segment. In the first nine months of 2002 the Company incurred $4.2 million ($.14 per share)in restructuring costs, net of tax, related to the relocation of the company's headquarters from Montgomery, Alabama to Portland, Oregon. In the first nine months of 2001, the Company incurred after tax restructuring expense of $10.2 million ($.33 per share) related to a plant closure within the Industrial and Power Equipment segment and a reduction of headcount within the company. The 2001 results include goodwill amortization of $2.1 million ($.07 per share). In the first nine months of 2002, an extraordinary loss of $0.3 million ($.01 per share) was recorded for the early retirement of debt. The Company recorded $1.7 million in expense during the first nine months of 2002 related to the final purchase adjustment for SEG. Net income from the Sporting Equipment Group was $3.8 million ($.12 per share) in the first nine months of 2001. The company's year to date effective tax rate in 2002 is 27.5% compared to 37.2% last year. The decrease in tax rate is the result of a higher ratio of non-deductible expenses to pre-tax loss in 2002 compared to such ratio last year. The principal reasons for these results and the status of the company's financial conditions are set forth below and should be read in conjunction with the company's financial Annual Report on form 10-K for the year ended December 31, 2001.

Sales for the Outdoor Products segment for the third quarter and first nine months of 2002 were $84.9 million and $255.5 million compared to $82.0 million and $262.4 million for the same periods in 2001. Operating income increased to $17.1 million in the third quarter of 2002 compared to $15.8 million in 2001. For the nine months ended September 30, 2002, segment operating income declined to $52.2 million from $52.8 million last year.

Sales by the segment's principal product groups are as follows:

                                        Three Months                   Nine Months
                                     Ended September 30,           Ended September 30,
                                 ---------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2002     2001    in 2002     2002     2001    in 2002
---------------------------      ------   ------  ----------  ------   ------  ----------
Chain saw components             $ 56.8   $ 56.6     0.4%     $162.9   $174.8      (6.8)%
Lawn mowers and accessories        17.7     16.8     5.4        59.1     57.7       2.4
Other                              10.4      8.6    20.9        33.5     29.9      12.0
---------------------------      ------   ------              ------   ------
   Total segment sales           $ 84.9   $ 82.0     3.5%     $255.5   $262.4      (2.6)%
---------------------------      ======   ======              ======   ======

The increase in chain saw components in the third quarter is due to an increase in international sales, primarily in Europe. The decline in sales in the first nine months of the year is in part due to weaker demand from original equipment manufacturers (OEMs) resulting from a reduction in inventories from year-ago levels and selective competitive price discounting in response to the strength of the United States dollar. Lawn mower unit sales increased modestly in the third quarter as did replacement parts. The increase in unit sales in the quarter was primarily due to the introduction of a new product. Other sales have increased primarily through the successful introduction of a new gas saw for our Industrial Cutting Systems ("ICS") business.

The increased segment sales level, combined with a favorable sales mix, contributed to the improved segment profitability in the third quarter. The impact of $0.5 million from the adoption of SFAS 142 also had a favorable impact on third quarter profit.

The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the strength of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). Throughout 2001 and 2002, the forestry industry continues to operate in a cyclical downturn environment that resulted in weak demand for new equipment. Although still below historic levels, sales of the company's timber harvesting and loading equipment increased in the third quarter of 2002 by 21.6% from a year ago. The increase in part was due to the introduction of a new product line during the second quarter of this year, as well as increased unit shipments of existing products. Sales of timber harvesting and loading equipment for the first nine months of the year have increased 15.3% from last year. Sales of gear components and rotation bearings continue to be impacted by a weakness in demand, particularly in the utilities and construction markets that the segment serves. Sales by the segment's principal product groups were as follows (in millions):


                                        Three Months                  Nine Months
                                     Ended September 30,         Ended September 30,
                                 --------------------------   --------------------------
                                                  % Increase                   % Increase
                                                  (Decrease)                   (Decrease)
                                  2002     2001    in 2002     2002     2001    in 2002
---------------------------      ------   ------  ----------  ------   ------  ----------
Timber harvesting and loading
  equipment                      $ 32.6   $ 26.8      21.6%   $ 83.5   $ 72.4       15.3%
Gear components and rotation
  bearings                          4.0      4.8     (16.7)     12.4     14.9      (16.8)
---------------------------      ------   ------              ------   ------
    Total segment sales          $ 36.6   $ 31.6      15.8%   $ 95.9   $ 87.3        9.9%
---------------------------      ======   ======              ======   ======



The segment's operating income in the third quarter and first nine months of 2002 was $2.1 million and $3.8 million, respectively, compared to profit of $0.1 million in the third quarter of 2001 and a loss of $2.6 million in the first nine months of 2001. The improvement in year-over-year profitability reflects the impact of increased sales, as well as the actions implemented in 2001 to reduce costs. These actions included the permanent closure of a production facility and a significant reduction in segment headcount. The 2001 third quarter segment's operating income included $0.2 million of goodwill amortization.

The Company's total backlog increased to $60.6 million at September 30, 2002 from $48.9 million at December 31, 2001 and from $59.5 million at September 30, 2001 as follows (in millions):


                                                       Backlog
                                        ----------------------------------------
                                        September 30, December 31,  September 30,
                                            2002          2001          2001
------------------------------------    ------------  ------------  ------------
Outdoor Products                           $ 43.4        $ 36.0        $ 39.0
Industrial and Power Equipment               17.2          12.9          20.5
------------------------------------       ------        ------        ------
     Total segment sales                   $ 60.6        $ 48.9        $ 59.5
------------------------------------       ======        ======        ======

Net loss on disposal from discontinued operations in the third quarter and first nine months of 2002 was $1.7 million, ($.06 per share)for the sale of SEG and reflects an adjustment to the final purchase price as determined by the third party arbitrator. Net income from discontinued operations in the third quarter of 2001 was $2.1 million and the first nine months of 2001 was $3.8 million. These were the results of the Company's Sporting Equipment segment, which was sold in December 2001. Corresponding sales for this segment were $80.9 million and $191.6 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 19, 1999, Blount International, Inc. merged with Red Dog Acquisition, Corp., a wholly-owned subsidiary of Lehman Brothers Partners II, L.P. The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 19, 1999. At September 30, 2002, as a result of the merger and recapitalization transactions, the Company had significant amounts of debt, with interest payments on outstanding notes and interest and principal payments under a secured credit agreement representing significant obligations for the Company. The notes require semi-annual interest payments and the term loan facilities under the new credit facilities require payments of principal of $4.0 million annually through 2004 and $127.6 million in 2005. Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods.

The Company's remaining liquidity needs relate to working capital needs, capital expenditures, and potential acquisitions.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations, the revolving credit facility and cash on hand. At September 30, 2002, the Company had no outstanding borrowings under its revolving credit facility, which has $75.0 million in availability. The Company also had $20.1 million in cash on hand at the end of the third quarter, of which $9.0 million will be utilized in October 2002 for the payment of SEG transaction expenses, including the final purchase price adjustment. Letters of credit issued under the revolving credit facility that reduce the amount available under the facility totaled $11.3 million at September 30, 2002. The revolving credit facility matures August 19, 2004.

Certain customers of the Company's Outdoor Products and Industrial and Power Equipment segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies. The aggregate repurchase amount included in the agreements outstanding as of September 30, 2002 is $4.0 million. These arrangements have not had a material adverse effect on the Company's operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, since any equipment repurchased will likely be resold.

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

On October 30, 2001, the Company notified the administrative agent for the Company's $500 million senior credit facility that it failed to meet certain financial covenants for the third quarter. Failure to meet these covenants is considered an event of default under the terms of the credit agreement. The Company entered into an agreement with its creditors through January 31, 2002 that allowed the Company to complete the sale of its Sporting Equipment Group while the lenders agreed to forbear from exercising their rights and remedies arising from the event of default. The Company completed the sale of SEG on December 7, 2001. In conjunction with this sale, the Company and its lenders amended the terms of the senior credit facility. Among other things, the amendment adjusted the financial coverage ratio covenants to reflect the sale of SEG and cured any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001. As of September 30, 2002, the Company is in compliance with all covenants or other requirements set forth in its credit agreement or indentures. Further, the Company does not have any rating triggers that would accelerate repayment of outstanding debt.

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

The Company has senior notes outstanding in the principal amount of $150 million, which mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million, which mature in 2009, and senior term loans outstanding in the principal amount of $135.2 million, which mature at various dates through 2005. See Note 3 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for the terms and conditions of the senior notes, senior subordinated notes, and senior term loans.

Cash balances at September 30, 2002 were $20.1 million compared to $47.6 million on December 31, 2001. Cash generated from operating activities for the first nine months of 2002 was $1.7 million in comparison to a use of cash of $13.0 million for the same period last year. The increase in cash flow in the first nine months of this year is due in part to the sale of the SEG in December 2001 which used $11.3 million of cash in the first nine months of 2001. Additionally, the lower debt levels in the first nine months of 2002, due to the reduction in debt from the proceeds of the sale of SEG, resulted in $21.8 million in lower cash interest payments from the prior year's first nine months. Working capital excluding cash and equivalents increased to $67.7 million in the first nine months from $35.1 million at December 31, 2001. The increase in working capital is due to an increase in deferred taxes of $11.2 million and a $22.9 million decrease in accrued expenses which, is primarily the result of the payment of SEG transaction expenses.

Accounts receivable at September 30, 2002 and December 31, 2001 and sales by segment for the third quarter of 2002 compared to the fourth quarter of 2001 were as follows (in millions):

                                        September 30, December 31,    Increase
                                            2002          2001       (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 38.2        $ 39.2        $ (1.1)
  Industrial and Power Equipment             18.8          16.6           2.3
------------------------------------       ------        ------        ------
    Total segment receivables              $ 57.0        $ 55.8        $  1.2
------------------------------------       ======        ======        ======


                                                  Three Months Ended
                                       September 30,  December 31,    Increase
                                            2002          2001       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                         $ 84.9       $  85.7        $ (0.8)
  Industrial and Power Equipment             36.6          33.3           3.3
------------------------------------       ------        ------        ------
    Total segment sales                    $121.5         119.0        $  2.5
------------------------------------       ======        ======        ======



Net cash used for investing activities for the first nine months of 2002 was

$18.0 million. Included in this amount is $14.5 million related to the payment of SEG transaction expenses. Purchases for property, plant and equipment in the current year are $11.8 million. Included in this amount was the purchase of certain equipment from a company that was exiting one of its businesses. In the first nine months of this year, the Company generated $8.3 million from the sale of assets, including the sale of a storage warehouse, a fractional interest in an aircraft, and an office building in Montgomery, Alabama.

Cash used in financing activities for the first nine months of 2002 was $11.2 million, which was primarily due to a scheduled debt repayment as well as applying the net proceeds of certain asset sales to a reduction in the term loan. The Company expects the cash flows from operations and amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital, including the final purchase price adjustments related to the sale of SEG.


Due to a decline in asset values of the Company's sponsored Defined Benefit Plan during 2002, the Company's annual cash contributions to the Pension Fund will increase in 2003 and 2004. The decline in asset value is due to overall weakness in the stock and bond market. The estimated amount of incremental cash contributions over 2002 is estimated to be $3.5 million and $7.2 million respectively for 2003 and 2004. Additionally, the Company will adjust its balance sheet at the end of 2002 to record a minimum pension liability in accordance with SFAS 87 "Employers' Accounting for Pensions". This adjustment will result in a non-cash reduction of shareholder's equity that will not impact current year's earnings or the financial covenants of the credit agreement. The estimated after-tax adjustment to equity is approximately $10 million. The company believes that cash flow from operations and amounts available under its revolving credit agreement will be sufficient to cover the higher pension contribution levels.

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

   Item 4.                 CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II Other Information
Item 6(a) Exhibits

**99(.1) Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer.

**99(.2) Certification pursuant to section 906 of the Sarbanes-Oxley Act by Calvin E. Jenness, Chief Financial Officer.

Item 6(b) Reports on Form 8K On September 9, 2002 the Company filed a Form 8K regarding the issuance of a press release announcing organizational changes.

** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  November 14, 2002                        /s/ Calvin E. Jenness
                                        ---------------------------------------
                                                    Calvin E. Jenness
                                                  Senior Vice President,
                                         Chief Financial Officer and Treasurer

                          CERTIFICATIONS PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, James S. Osterman, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Blount International, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

          4. The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

               i. designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               ii. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons fulfilling the equivalent function):

               i. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

          6. The issuer's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ James S. Osterman
---------------------------
James S. Osterman
Chief Executive Officer
November 14, 2002

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Calvin E. Jenness, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Blount International, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

          4. The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

               i. designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               ii. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons fulfilling the equivalent function):

               i. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

          6. The issuer's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Calvin E. Jenness
Calvin E. Jenness
Senior Vice President,
Chief Financial Officer and Treasurer
November 14, 2002