Form 10-K
period 2002-12-31
BLOUNT INTERNATIONAL INC
filed 2003-03-10
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
         (Mark one)

          {X}    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

           { }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-11549
                                               ---------

                           BLOUNT INTERNATIONAL, INC.
    -------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                  Delaware                                 63-0780521
       ------------------------------                ----------------------
      (State or other jurisdiction of                  (I.R.S  employer
       incorporation or organization)                  Identification  No.)

          4909 SE International Way
             Portland, Oregon                               97222-4679
        ------------------------------               ----------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (503) 653-8881
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
       Title of each class                             on which registered
    Common Stock, $.01 par value                      New York Stock Exchange
-------------------------------------                -------------------------

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

                  Yes  X                                 No
                  ------                              ------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                   Yes                                  No X
                  ------                               ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           ------

At June 30, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $17,691,748.

Common stock $0.01 par value as of December 31, 2002:  30,795,862 shares
                                                       ----------

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

Portions of the proxy statement for the annual meeting of stockholders to be held April 10, 2003, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

Blount International, Inc. ("Blount" or the "Company") is an international manufacturing and marketing company with sales in over 100 countries and operations in two business segments: Outdoor Products and Industrial and Power Equipment.

In 2002, the Company relocated the corporate headquarters from Montgomery, Alabama, to Portland, Oregon.

The following text contains various trademarks of Blount, Inc., a wholly-owned subsidiary of the Company, and its subsidiaries.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of Oregon Cutting Systems ("Oregon") and Dixon Industries, Inc. ("Dixon"). Oregon produces a wide variety of cutting chain, chain saw guide bars, cutting chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chain saws, and mechanical timber harvesting equipment. Oregon also produces a line of outdoor care products such as lawn mower blades and trimmer line used for lawn and garden. Finally, the ICS product line provides specialized concrete cutting equipment into global construction markets. The principle product of ICS is a proprietary diamond-segmented chain, which is used on gas-powered and hydraulic based saws and equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of cutting chain. Oregon's cutting chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners.

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 30 original equipment manufacturers ("OEMS"). Approximately 51% of this segment's sales were outside of the United States in 2002. Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, the Company believes that it is able to produce durable, high-quality cutting chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws.

Oregon's business is affected to some extent by severe weather. For example, severe weather patterns and events such as hurricanes, tornadoes or ice storms generally result in greater chain saw use, and therefore, stronger sales of saw chain and guide bars.

Oregon's marketing personnel are located throughout the United States and in a number of foreign countries. Oregon manufactures cutting chain and related products in Milwaukie, Oregon; Milan and Dyer, Tennessee; Guelph, Ontario Canada; Curitiba, Parana, Brazil, and in Kansas City, Missouri.

Oregon's products compete with other cutting chain manufacturers as well as a small number of international chain saw manufacturers, some of whom are also customers. This segment's principal raw material, strip steel, is generally purchased from two vendors, and can be obtained from other sources.

Sales by Oregon products accounted for 88% of sales attributable to the Outdoor Products segment in the year ended December 31, 2002.

Dixon Industries ("Dixon"), located in Coffeyville, Kansas, was acquired in 1990 and has manufactured ZTR (zero turning radius) lawn mowers and related attachments since 1974. Dixon pioneered the development of ZTR and offers a full line of ZTR lawn mowers for both homeowner and commercial applications. The Company believes Dixon is the leading manufacturer of residential zero turning radius lawn mowers.

The key element that differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no wider than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional "tractor style" ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives ("hydro") used by competitors in the zero turning radius market. The mechanical drive works best on smaller and mid-size units. As the equipment line grows in size of cutting area and horsepower, there is an increased need to offer hydrostatic versions of zero turn. In late 1997, Dixon introduced the "Estate Line" featuring mowers that are designed for large homeowner lawns and are lower priced than commercial hydrostatic units. Models are available in 42-inch, 50-inch and 60-inch sizes. Expanding on the Estate Line, Dixon introduced a low-cost hydro line, IZT (integrated zero turn), in 1998. The IZT is positioned between Dixon's normal hydrostatic and transaxle models geared for the residential user. It features models with cut widths of 42 inches, 50 inches and 60 inches.

In 2000, Dixon did a complete redesign of its residential and estate product lines. In 2001, a new commercial model was added that allows for large cut widths up to 72 inches. In 2002 Dixon introduced new products responding to the market demand. These are the new "Zeeter" entry level machine with a projected retail price under $2,000 and the new 3500 series featuring hydrostatic drive on mowers as small as 30" and 36" cut widths. Dixon is the first in the industry to offer a 30" hydro. Dixon also offers an array of options for its products, including attachments for grass collection, mulching, and snow removal. Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors.

Dixon's competitors include general lawn mower manufacturers such as John Deere and Snapper, as well as zero turning radius lawn mower manufacturers such as Ariens, Simplicity, Toro, MTD, Cadet and Yardman.

Sales by Dixon in the year ended December 31, 2002, accounted for 12% of sales of the Outdoor Products segment.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for the timber harvesting industry and for industrial use, industrial tractors for land and utility right-of-way clearing, and power transmission components. Major users of these products include logging contractors, harvesters, land reclamation companies, utility contractors, building materials distributors, scrap yard operators and original equipment manufacturers of hydraulic equipment.

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

The Company sells its timber harvesting products through a network of approximately 200 dealers in over 300 locations in the United States and currently has an additional 18 offshore dealers, primarily in the timber harvesting regions of South America and Southeast Asia. Gear Products, Inc. sells its products to over 270 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Over 95% of this segment's sales in 2002 were in the United States, primarily in the southeastern and south central states.

The Company places a strong emphasis on the quality, safety, comfort, durability and productivity of its products and on the after-market service provided by its distribution and support network.

The timber harvesting equipment market faces cyclicality due to its reliance on customers in the lumber, pulp and paper markets. In the past, as pulp prices have dropped and inventory levels have increased, pulp manufacturers postponed purchases of new timber harvesting equipment as their existing machinery provided them sufficient capacity to meet near-term demand.

Competition in markets served by the Industrial and Power Equipment segment is based largely on quality, price, brand recognition and product support. The segment's primary competition in timber harvesting equipment includes John Deere, which also markets the Timberjack brand, Caterpillar, which participates in certain market niches, and numerous smaller manufacturers including Barko, Tigercat, Hood, Franklin, Bell, and Morbark. Gear Products' competitors in the fragmented industry include SKF, Avon, Kaydon, Rotec, Fairfield, Auburn, Tulsa Winch, Funk and Braden.

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

Gear Products, acquired in 1991, is a leading manufacturer of rotational system components for mobile heavy equipment. Its primary products are bearings, winch drives and swing drives used to provide hydraulic power transmission in heavy equipment used in the forestry, construction and utilities industries. Due to extreme wear-and-tear on its products, Gear Products sells its products in the replacement parts market in addition to its sales to OEMs. Gear Products accounted for approximately 12% of the Industrial and Power Equipment segment's sales in 2002.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Menominee, Michigan; Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and a parts warehouse in Zebulon, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

CAPACITY UTILIZATION

Based on a five-day, three-shift work week, the Outdoor Products and Industrial and Power Equipment segments utilized approximately 82% and 44% of their respective production capacity in the year ended December 31, 2002.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                                 December 31,
                                    -----------------------------------
                                      2002      2001      2000     1999
---------------------------------   ------    ------    ------   ------
Outdoor Products                     $46.0     $36.0     $49.0    $41.9
Industrial and Power Equipment        10.3      12.9      15.0     25.8
---------------------------------   ------    ------    ------   ------
         Total backlog               $56.3     $48.9     $64.0    $67.7
---------------------------------   ======    ======    ======   ======

The total backlog as of December 31, 2002 is expected to be completed and shipped within twelve months.

ACQUISITIONS AND DISPOSITIONS

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly-owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation and Ammunition Accessories, Inc. The latter was formed on December 4, 2001 to facilitate the sale of SEG. The Company contributed certain assets and liabilities of its then Sporting Equipment Division to Ammunition Accessories, Inc. in exchange for all the authorized stock of Ammunition Accessories, Inc. In exchange for the shares of these four subsidiaries, the Company received approximately 3 million shares of ATK stock and $10,000 in cash for the sale of SEG. The Company subsequently sold the ATK stock and received gross proceeds of $236.7 million.

Net proceeds of approximately $168.1 million were received after the payment of $10.1 million in underwriting fees to Lehman Brothers, Inc. and CS First Boston, of which ATK reimbursed $5.0 million, $38.5 million in other transaction related costs and income taxes and the establishment of $25.0 million escrow amount, which is included in Other Assets, as required by the Stock Purchase Agreement between the Company and ATK.

As a result of the sale, the Company reduced its outstanding indebtedness by $170.5 million with the repayment of a portion of its term loan, and results of operations for SEG, prior to the sale on December 7, 2001, have now been reclassified to discontinued operations as presented in the Consolidated Statement of Income (Loss).

On September 22, 2000, the Company purchased the assets of Fabtek, Inc., a manufacturer of timber harvesting equipment. On October 16, 2000, the Company purchased the assets of Windsor Forestry Tools, Inc., a manufacturer of cutting chain and guide bars for chain saws and timber harvesting equipment from Snap-on Incorporated. On October 20, 2000, the Company purchased all the outstanding stock of Estate Cartridge, Inc., a manufacturer of sporting shotshell ammunition. Estate Cartridge, Inc. was sold on December 7, 2001 as part of the SEG transaction. The aggregate purchased price of these acquisitions was $41.3 million and the combined sales and operating loss for the last twelve months prior to acquisition were $47.1 million and $0.6 million, respectively. These acquisitions have been accounted for by the purchase method of accounting. Up until December 31, 2001, the excess of the purchase price over the fair value of the net assets acquired had been amortized on a straight-line basis over a period of 40 years. On January 1, 2002 the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), and accordingly, records an adjustment only if periodic testing determines these assets to be impaired. See
Note 4 of Notes to Consolidated Financial Statements on page 39.

EMPLOYEES

At December 31, 2002, the Company employed approximately 3,100 individuals. None of the Company's domestic employees is unionized; the number of foreign employees who belong to unions is not significant. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 8 of Notes to Consolidated Financial Statements on pages 44 through 46.

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

On an ongoing basis, the Company incurs capital and operating costs to comply with the environmental laws. We expect to spend approximately $0.2 million per year in years 2003 through 2005 on environmental compliance. Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws and regulations may be greater than these estimated amounts.

Some of the Company's manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. The Company has identified soil and groundwater contamination from these historical activities at several of its properties, which it is currently investigating, monitoring or remediating. Management believes that costs incurred to investigate, monitor and remediate known contamination at these sites will not have a material adverse effect on the business, financial condition, results of operations, or cash flow. The Company cannot be sure, however, that it has identified all existing contamination on its properties or that its operations will not cause contamination in the future. As a result, the Company could incur material costs to cleanup contamination. Remediation liabilities are not discounted.

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. The United States Environmental Protection Agency (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or
(b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other or third parties under certain circumstances. As a result of the Superfund Act, the Company may be required to expend amounts on such remedial investigations and actions, which amounts cannot be determined at the present time but may ultimately prove to be significant.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 through 22 and Note 10 of Notes to Consolidated Financial Statements on Pages 47 through 49.

SEASONALITY

The Company's two operating segments are somewhat seasonal in nature and quarter to quarter operating results are impacted by economic and business trends within the respective industries in which they compete.

AVAILABLE INFORMATION:

Our website address is www.blount.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports by accessing the investor relations section of the Company's website under the heading "E.D.G.A.R. Financial Information About Blount". These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC").

Once filed with the SEC, such documents may be read and/or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including Blount International, Inc., that electronically file with the SEC at //www.sec.gov.

ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupy executive offices at 4909 SE International Way, Portland, Oregon.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Portland, Oregon; Milan and Dyer, Tennessee; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil, and sales and distribution offices located in Europe, Japan and Russia. Lawn mower blades are manufactured in Kansas City, Missouri, and lawn mowers are manufactured in Coffeyville, Kansas. Log loaders, feller bunchers, harvesters, forwarders and accessories for automated forestry equipment are manufactured at plants in Prentice, Wisconsin; Owatonna, Minnesota; and Menominee, Michigan. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. The Company also maintains leased space for record retention in Montgomery, Alabama.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                       Area in Square Feet
                                     ---------------------
                                         Owned      Leased
--------------------------------     ---------  ----------
Outdoor Products                     1,079,779     287,691
Industrial and Power Equipment         738,740           0
Corporate                                    0      12,400
--------------------------------     ---------  ----------
    Total                            1,818,519     300,091
--------------------------------     =========  ==========

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 44 through 46.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The following table presents the quarterly high and low prices for the Company's last two years. Cash dividends have not been declared for the Company's common stock in the last three years. The Company had approximately 6,000 shareholders as of February 18, 2003.

                                                Common Stock
                                            ------------------
                                               High      Low
----------------------------------          --------  --------
Year Ended December 31, 2002

First quarter                                $ 3.25    $ 2.74
Second quarter                                 4.92      2.85
Third quarter                                  4.28      3.66
Fourth quarter                                 3.94      3.43

Year Ended December 31, 2001

First quarter                                $ 8.13    $ 4.40
Second quarter                                 4.46      2.45
Third quarter                                  2.54      2.01
Fourth quarter                                 3.62      2.32
-----------------------------------         --------  --------

ITEM 6.  SELECTED FINANCIAL DATA


                                                                   Twelve Months Ended
                                                                       December 31,
Dollar amounts in millions,                          ------------------------------------------------
Except per share data                                 2002(4)   2001      2000      1999      1998
-----------------------------------------------      --------  --------  --------  --------  --------
Operating Results (1):
Sales                                                $ 479.5   $ 468.7   $ 513.9   $ 486.2   $ 545.2
Operating income from segments                          75.9      68.6      82.1      70.7      96.4
Income (loss) from continuing operations
  before extraordinary loss                             (4.5)    (32.1)    (11.7)    (46.8)     41.0
Net income (loss)                                       (5.7)    (43.6)     10.8     (21.8)     61.3
Earnings per share:
  Basic:
    Income (loss) from continuing
      operations before extraordinary loss             (0.15)    (1.04)    (0.38)    (0.80)     0.55
    Net income (loss)                                  (0.19)    (1.42)     0.35     (0.37)     0.82
  Diluted:
    Income (loss) from continuing
      operations before extraordinary loss             (0.15)    (1.04)    (0.38)    (0.80)     0.53
    Net income (loss)                                  (0.19)    (1.42)     0.35     (0.37)     0.80
-----------------------------------------------      --------  --------  --------  --------  --------
End of period Financial Position:
Total assets                                         $ 428.0   $ 444.8   $ 703.9   $ 688.7   $ 668.8
Working capital                                         91.0      82.7     191.8     187.5     232.2
Property, plant and equipment-gross                    271.2     281.4     428.1     402.7     392.8
Property, plant and equipment-net                       90.7      96.2     177.4     172.3     182.9
Long-term debt                                         624.1     632.5     824.5     809.7     161.6
Total debt                                             627.5     641.0     833.0     816.2     162.3
Stockholders' equity (deficit)                        (368.9)   (349.9)   (312.2)   (321.7)    354.6
Current ratio                                       1.9 to 1  1.7 to 1  2.3 to 1  2.3 to 1  3.4 to 1
-----------------------------------------------     --------  --------  --------  --------  --------
Other data:
Property, plant and equipment additions (2)          $  17.1   $  11.5   $  39.8   $  18.5   $  21.7
Depreciation and amortization                           18.9      23.6      32.7      34.0      30.9
Interest Expense, net of interest income                71.1      94.5      98.2      41.1      11.8
Stock price (3):             Common high                4.92      8.13     15.88      17.69
                             Common low                 2.74      2.01      7.44      10.50
Stock price (3):             Class A high                                             14.97     17.19
                             Class A low                                              11.94      9.47
Stock price (3):             Class B high                                             14.78     16.13
                             Class B low                                              11.91      9.75
Per common share dividends (3): Class A                                                 .072      .143
                                Class B                                                 .067      .134
Shares used in earnings per share
  computations (in millions) (3): Basic                 30.8      30.8      30.8      58.2      74.7
                                  Diluted               30.8      30.8      30.8      58.2      76.8
Employees (approximate continuing operations)(1)       3,134     3,209     3,455     3,461     3,454
-----------------------------------------------      --------  --------  --------  --------  --------



(1) Gives effect to the sale of the Company's Sporting Equipment Group on December 7, 2001.

(2) Includes property, plant, and equipment of acquired companies at date of purchase of $11.3 million, and $0.7 million in the twelve months ended December 31, 2000, and 1999. Also includes property, plant, and equipment purchases of the Sporting Equipment Group which was sold on December 7, 2001 for all years prior to 2001.

(3) Gives effect to merger and recapitalization on August 19, 1999, described in Note 1 of Notes to Consolidated Financial Statements.

(4) In 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142. As a result of the adoption of SFAS No. 142, results for the year 2002 do not include certain amounts of amortization of goodwill that are included in prior years' financial results, described in Note 4 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are to diluted earnings per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

The Company records reductions to selling prices as products are shipped. These reductions are based on competitive and market conditions, in addition to specific customer contracts in some instances. These reductions are estimated and recorded at the time of shipment either through a reduction to invoice or the establishment of an accrual for payment at a later date. The amount accrued may increase or decrease prior to payment due to customer performance and market conditions.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. Such allowance is based on an ongoing review of customer payments against terms and a review of customers' financial statements and conditions through monitoring services. Based on these reviews, additional allowances may be required and are recorded in the appropriate period.

Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of the Company's business units. The Company will adjust for changes in demand by reducing or increasing production levels. The Company estimates the required inventory reserve by assessing inventory turns and market selling prices on a product by product basis. The Company will maintain such reserves until product is sold or market conditions require an increase in the reserves.

The Company offers certain warranties with the sale of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance, and new product performance. Should a change in trend occur in customer claims, an increase or decrease in the warranty liability may be necessary.

The Company incurs expenses in the form of product liability claims as a result of alleged product malfunctions or misuse. The Company maintains insurance for a portion of this exposure and records a liability for its non-insured obligations. The Company estimates its product liability obligations on a case by case basis in addition to a review of product performance trends. These estimated obligations may be increased or decreased as more information on specific cases becomes available.

The Company determines its post retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated trend in health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions as well as the requirements of Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions and No. 106, Employers Accounting for Post Retirement Costs other than Pensions. The assumed rate of return on plan assets was 8.9% for 2002 and the Company anticipates the same rate to be utilized in 2003. The Company believes this rate is reasonable given the asset composition and historical trends. The Company lowered its discount rate assumption to 6.5% to determine its plan liabilities at December 31, 2002 from 7.2% in the previous year due to the market declines in benchmark interest rates. The Company assumed that health care costs in 2002 would increase by 12% per year and future increases would decline by 1% per year until 5% is reached. The Company's annual post retirement expenses can be impacted by changes in assumptions. A 1% change in the return on assets will change annual pension expense by $0.6 million. A 1% change in the discount rate as of December 31, 2002 results in $0.6 million in increased pension expenses in 2003 and a 1% change in health care costs will change annual post retirement medical costs by $0.2 million a year.

OPERATING RESULTS

TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2001

Sales for 2002 were $479.5 million compared to $468.7 million for 2001. Net loss for 2002 was $5.7 million ($0.19 per share) compared to $43.6 million ($1.42 per share) in 2001. Net loss from continuing operations before extraordinary loss for 2002 was $4.5 million ($0.15 per share), compared to $32.1 million ($1.04 per share) for 2001.

These results reflect a 2% increase in sales, a 3% increase in gross profit to $161.2 million in 2002 from $156.4 in 2001, and a 4% reduction in selling, general and administrative expense to $91.5 million in 2002 from $95.5 million in 2001. Income from continuing operations of $62.5 million in 2002 reflects an increase of $17.8 million (40%) from $44.7 million in 2001. Included in this increase are a $7.3 million (11%) increase in income from operations from segments, a $1.5 million (19%) reduction in corporate expenses, and a $9.0 million (55%) reduction in restructuring expenses.

The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales for the Outdoor Products segment for 2002 were $347.8 million compared to $348.1 million in 2001. Income from operations in 2002 was $70.7 million compared to $70.3 million in 2001. The slight drop in sales includes lower sales of chain saw components, partially offset by increased sales of lawn mowers and accessories and other products as reflected in the following table (in millions):

                                                         % Increase
                                                          (Decrease)
                                       2002      2001      in 2002
------------------------------       --------  --------   ----------
Chain saw components                  $221.8    $230.3      (3.7)%
Lawn mowers and accessories             80.8      78.8       2.5 %
Other                                   45.2      39.0      15.9 %
------------------------------       --------  --------   ----------
     Total segment sales              $347.8    $348.1      (0.1)%
------------------------------       ========  ========   ==========

The decline in chain saw components in 2002 is in part due to weaker demand from original equipment manufacturers (OEMs) resulting from a reduction in inventories from year ago levels and selective competitive price discounting in response to the strength of the United States dollar. Other sales have increased primarily through the successful introduction of a new gas saw for our Industrial Cutting Systems ("ICS") product line.

Income from operations for the Outdoor Products segment increased by $0.4 million in 2002 which was due in part to the adoption of SFAS No. 142 which had a favorable impact of $2.0 million compared to 2001 and favorable foreign currency partially offset by higher post retirement costs and an unfavorable product mix.

Sales for the Industrial and Power Equipment segment for 2002 were $131.7 million compared to $120.6 million in 2001. Income from operations in 2002 was $5.2 million compared to a loss of $1.7 million in 2001. This segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). Throughout 2002, the forestry industry operated within a cyclical downturn environment. Sales of the Company's timber harvesting and loading equipment increased by 13.9% with increased unit demand and the introduction of new products. Sales of power transmission components declined in 2002 from the prior year as demand declined with a slowdown in the utility and construction markets that the segment serves. Sales by the segment's principal product groups were as follows (in millions):

                                                                  % Increase
                                                                   (Decrease)
                                                2002      2001      in 2002
---------------------------------------       --------  --------   ----------
Timber harvesting and loading equipment        $115.9    $101.7      13.9 %
Power transmission components                    15.8      18.9     (16.4)%
--------------------------------------        --------  --------   ----------
     Total segment sales                       $131.7    $120.6       9.2 %
--------------------------------------        ========  ========   ==========

Income from operations for this segment in 2002 increased by $6.9 million as compared to 2001. The increase in profitability is the result of higher sales levels, improved gross margins and reduced SG&A expenses resulting from a plant closure and significant headcount reduction actions taken in 2001.

Corporate office expenses for 2002 of $6.2 million compare to $7.7 million in 2001. The reduction in expense is due to lower costs associated with the relocation of corporate operations from Montgomery, Alabama to Portland, Oregon and the associated reduction of corporate staff. Restructuring expense in 2002 was $7.2 million, with $5.8 million related to the relocation of the corporate office and $1.4 million associated with the relocation of equipment between plants within the Oregon Cutting Systems Division. The restructuring expense for 2001 is related to a plant closure within the Industrial and Power Equipment segment, the modifications of certain employee benefit plans, and a reduction in headcount within the Company. (See Note 1 of the Notes to the Consolidated Financial Statements.)

Interest expense in 2002 was $72.2 million in comparison to $95.9 million in 2001. The lower interest expense is primarily due to the $170.5 million reduction of debt in conjunction with the sale of the Company's Sporting Equipment Group ("SEG") in December of 2001.

Other expense for 2002 was $0.2 million and includes a $1.6 million loss on the sale of the Company's former corporate headquarters in Montgomery, Alabama and a fractional interest in an aircraft, and a $0.5 million loss on an executive benefit trust, offset by $2.1 million in income from life insurance proceeds. This compares to $0.7 million in other expense for 2001 which includes a $0.3 million loss on sale of a company aircraft, a $0.1 million loss on disposition of production equipment for a discontinued product line, and a $0.1 million loss on an executive benefit trust.

The Company's effective income tax rate increased in 2002 to 49.9% from 36.4% in 2001. The favorable effect of foreign income tax rates as compared to the United States statutory rate increased, as the Company's overall pre tax loss declined substantially. Additionally an adjustment to the tax contingency increased the overall rate.

After tax income from discontinued operations in 2002 of $0.5 million is primarily due to proceeds on a settlement from the Company's former construction business and compares to $2.5 million of after tax income for 2001 which reflects the operations of the Company's former Sporting Equipment Group, ("SEG") through the date of disposal. Loss on the disposal of discontinued operations for 2002 of $1.4 million includes the SEG recognition of the final purchase price adjustment net or tax. This compares to a loss of $8.5 million in 2001, which was the estimated loss as of December 31, 2001.

The 2002 extraordinary loss of $0.3 million in 2002 compares to a $5.5 million loss in 2001, both of which represent the write-off of unamortized deferred financing costs together with prepayment penalties related to the early payment of debt with the net proceeds generated from the sale of SEG and the sale of corporate assets.

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000

Sales for 2001 were $468.7 million compared to $513.9 million for 2000. Net loss for 2001 was $43.6 ($1.42 per share) compared to net income of $10.8 million ($0.35 per share) in 2000. Net loss from continuing operations before extraordinary loss for the year was $32.1 million ($1.04 per share), compared to net loss of $11.7 million ($0.38 per share) for 2000.

These results reflect a 9% decrease in sales, a 10% decrease in gross profit to $156.4 million in 2001 from $174.1 in 2000, and a 7% reduction in selling, general and administrative expense to $95.5 million in 2001 from $102.3 million in 2000. Income from continuing operations of $44.7 million in 2001, is a decrease of $27.1 million (38%) from $71.8 million in 2000. Included in this decrease are a $13.5 million (16%) decrease in income from operations from segments, a $2.6 million (25%) reduction in corporate expenses, and $16.2 million increase in restructuring expenses.

The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales for the Outdoor Products segment for 2001 were $348.1 million compared to $360.7 million 2000. Income from operations in 2001 was $70.3 million compared to $81.0 million in 2000. The decline in sales is primarily due to lower sales of lawn mowers and accessories as reflected in the following table (in millions):

                                                         % Increase
                                                          (Decrease)
                                       2002      2001      in 2002
------------------------------       --------  --------   ----------
Chain saw components                   $230.3    $230.8      (0.2)%
Lawn mowers and accessories              78.8      89.6     (12.1)%
Other                                    39.0      40.3      (3.2)%
------------------------------        --------  --------   ----------
     Total segment sales               $348.1    $360.7      (3.5)%
------------------------------        ========  ========   ==========

Income from operations decreased by $10.7 million due primarily to lower unit sales of lawn mowers reflective of a weak industry demand and reduced sales and profitability within the European market which was favorably impacted in 2000 by the effects of a severe ice storm in late 1999.

Sales for the Industrial and Power Equipment segment for 2001 were $120.6 million compared to $153.2 million in 2000. Loss from operations in 2001 was $1.7 million compared to income from operations of $1.1 million in 2001. The Company's Industrial and Power Equipment segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). Throughout 2001, the forestry industry operated within a cyclical downturn environment that resulted in weak demand for new equipment sales. Sales of timber harvesting and loading equipment decreased by 20.4% with a decrease in unit sales. Sales of gear components and rotation bearings declined in 2001 from the prior year as demand declined with a slowdown in the utility and construction markets that the segment serves. Sales by the segment's principal product groups were as follows (in millions):

                                                                   % Increase
                                                                    (Decrease)
                                                  2002      2001      in 2002
---------------------------------------         --------  --------   ----------
Timber harvesting and loading equipment          $101.7    $127.8      (20.4)%
Power transmission components                      18.9      25.4      (25.6)%
--------------------------------------         --------  --------   ----------
     Total segment sales                         $120.6    $153.2      (21.3)%
--------------------------------------         ========  ========   ==========

Income from operations for this segment decreased by $2.8 million. The decrease in profitability is predominantly the result of the reduced sales level offset by reduced SG&A expenses of $3.7 million resulting from a plant closure and significant headcount reduction actions taken in 2001.

Corporate office expense for 2001 is $7.7 million compared to $10.3 million in 2000. The reduction in expense reflects a reduction of headcount for the corporation's headquarters. Restructuring expense in 2001 was $16.2 million, of which $15.6 million is for the modifications of certain employee benefit plans, and a reduction in headcount at the corporate office, and $0.6 million is related to a plant closure within the Industrial and Power Equipment segment.

Interest expense in 2001 was $95.9 million compared to $99.7 million in 2000. The decrease was due to a decrease in interest rates, partially offset by higher borrowing levels during the year.

In 2001, other expense of $0.7 million compared to other income of $6.6 million in 2000 which was primarily due to $4.6 million realized from the sale of a company aircraft and $1.8 million realized gain on assets held in an executive trust.

Provision for income taxes for 2001 was a benefit of $18.4 million reflecting an effective tax rate of 36% compared to a benefit of $8.1 million reflecting an effective tax rate of 41% in 2000.

Income from discontinued operations in 2001 included the results of SEG which was sold on December 7, 2001. Income from discontinued operations in 2001 was $2.5 million compared to $22.5 million in 2000. The decline in profitability was due to a decline in sales from $314.3 million in 2000 to $244.4 million in 2001. This performance reflects lower sales of ammunition to the retail market sector due to high distributor inventory levels, caused in part by the carryover effects of Y2K buying, lower competitive selling prices on optics products, and reduced shipments due to the December 7, 2001 sale of this segment to ATK (see
Note 1 of Notes to Consolidated Financial Statements).

Loss on the disposal of discontinued operations for 2001 of $8.5 million was the estimated loss on the sale of SEG as of December 31, 2001.

The extraordinary loss of $5.5 million in 2001 represents the write-off of unamortized deferred financing costs, together with prepayment penalties related to the early payment of debt with the net proceeds generated from the sale of SEG.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, as a result of the merger and recapitalization transactions (see Note 1 of Notes to Consolidated Financial Statements), the Company has significant amounts of debt, with interest payments on the notes and interest and principal payments under the credit facilities representing significant obligations for the Company. Total debt at December 31, 2002 was $627.5 million compared with total debt at December 31, 2001 of $641.0 million.

At December 31, 2002, the Company had an outstanding term loan of $134.4 million. This note requires semi-annual interest payments and the term loan facilities under the credit facilities require payments of principal payments of $3.4 million annually through 2004 and $127.6 million in 2005. In addition to the required annual payment of $3.4 million, and in conjunction with the transition of corporate operations from Montgomery, Alabama to Portland, Oregon, the Company sold certain assets and used proceeds to reduce the term loan facilities by an additional $8.4 million in 2002.

Interest on the term loan facilities and amounts outstanding under the revolving credit facility are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs and capital expenditures.

The Company has senior notes outstanding in the principal amount of $150 million that mature in 2005. The Company also has senior subordinated notes outstanding in the principal amount of $325 million that mature in 2009. See Note 3 of Notes to Consolidated Financial Statements for the terms and conditions of the senior notes, the senior subordinated notes, and the senior term loans.

The Company maintains arrangements with third party finance companies by which certain customers of FIED and Dixon may finance the purchase of equipment. As part of these arrangements, the Company may be required to repurchase certain equipment from the third party financing companies should the customer default on payment. As of December 31, 2002, the maximum repurchase obligation was $4.0 million. Additionally, under its agreement, another third party financing company may require the Company to reimburse the third party financing company for its net loss. The maximum exposure with respect to this net loss position is $750,000. These arrangements have not had a material effect on the Company's operating results in the past since, with respect to the repurchase obligations, any equipment repurchased has historically been resold with minimal, if any, loss recognized. The Company does not expect to incur any material charges related to these agreements in future periods.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. The revolving credit facility has an availability of up to $75.0 million. Letters of credit issued under the revolving credit facility which reduce the amount available under the facility were $11.4 million at December 31, 2002. The revolving credit facility will mature August 19, 2004. Management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital, capital expenditure and other cash needs in the foreseeable future. There can be no assurance, however, that this will be the case. The Company may also consider other options available to it in connection with future liquidity needs.

The Company will be required to repay certain outstanding borrowings with the maturity of the term loans and senior notes in 2005. The Company does not expect to generate funds for these obligations through operating cash flow. Although there can be no guarantee, the Company expects to fund these obligations through either the refinancing of such debt, the sale of non-strategic assets or the issuance of additional shares of Company stock, or any combination of these actions.

In conjunction with the sale of SEG, the Company and its lenders amended the credit agreement relating to the outstanding term loans. Among other things, this amendment adjusted the financial coverage ratios covenants to reflect the sale of SEG and cured any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001. The Company does not have any rating triggers that would accelerate repayment of outstanding debt.

Cash balances at December 31, 2002 were $26.4 million compared to $47.6 million at December 31, 2001. The decrease is due to the payment of $23.8 million in expenses during 2002 related to the sale of the Company's Sporting Equipment Segment in December, 2001, capital expenditures of $17.1 million and the repayment of debt of $17.1 million partially offset by $27.6 in cash generated by continuing operations and proceeds from the sale of corporate assets of $8.0 million. Net cash generated from continuing operations increased from $18.0 million in 2001 to $27.6 million in 2002. The primary reason for the increase was a decrease in net loss from continuing operations of $27.6 million partially offset by a lower reduction in working capital of $6.1 million and a lower deferred income tax benefit of $8.7 million.

Accounts receivable at December 31, 2002 and December 31, 2001, and sales by segment for the fourth quarter of 2002 compared to the fourth quarter of 2001, are as follows (in millions):

                                                                   Increase
                                     December 31,   December 31,  (Decrease)
                                         2002          2001        in 2002
------------------------------       -------------  -----------   ----------
Accounts Receivable
  Outdoor Products                      $ 41.3         $ 39.2       $  2.1
  Industrial & Power Equipment            16.1           16.6         (0.5)
------------------------------          ------         ------       ------
    Total segment receivables           $ 57.4         $ 55.8       $  1.6
------------------------------          ======         ======       ======

                                         Three Months Ended
                                     December 31,   December 31,   Increase
                                         2002           2001      (Decrease)
------------------------------       ------------   ------------  ----------
Sales
  Outdoor Products                      $ 92.3         $ 85.7       $  6.6
  Industrial & Power Equipment            35.8           33.3          2.5
-------------------------------         ------         ------       ------
    Total segment sales                 $128.1         $119.0       $  9.1
-------------------------------         ======         ======       ======

The increase from last year in Outdoor Product's accounts receivable is proportionate to the increase in sales. Accounts receivable within the Industrial and Power Equipment segment declined from last year due to improved collection efforts partially offset by an increase in extended term receivables offered in response to market and competitive factors. At December 31, 2002, there were approximately $0.9 million in receivables with extended terms compared to $0.1 million at December 31, 2001.

The Company expects the cash flow from operations and the amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital. While there can be no assurance, management believes the Company will comply with all debt covenants during 2003. Should the Company not comply with the covenants during 2003, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructuring and reductions in capital expenditures. The covenant ratios in 2004 have not been adjusted to reflect the 2001 sale of the Sporting Equipment Group and therefore will need to be renegotiated prior to March 31, 2004.

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

Interest Rate Risk:
The Company manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, the Company has, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and has entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 2002 and 2001, no significant derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate long-term debt outstanding at December 31, 2002, by $20.7 million. A hypothetical 10% increase in the interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by approximately $0.8 million in 2003.

Foreign Currency Exchange Risk:
Approximately 34% of Oregon's sales and 55% of its operating costs and expenses were transacted in foreign currencies in 2002. As a result, fluctuations in exchange rates impact the amount of Oregon's reported sales and operating income. Historically, the Company's principal exposures have been related to local currency operating costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe (principally France and Germany). During the past three years, the Company has not used derivatives to manage any foreign currency exchange risk and, at December 31, 2002, no foreign currency exchange derivatives were outstanding.

The table below illustrates the estimated effect of a hypothetical immediate 10% change in major currencies (defined for the Company as Euro, Canadian Dollar, and Brazilian Real) would have (in millions):

                                            Effect of 10% Weaker US Dollar
                                            ------------------------------
                                            Sales     Cost of    Operating
                                                       Sales      Income
--------------------------                  -----     -------    ---------
Major Currencies
  Euro                                      $ 2.5     $ (0.2)      $ 1.3
  Canadian Dollar                             1.0       (3.8)       (3.0)
  Brazilian Real                              0.9       (0.6)        0.2
==================                          ======    =======    ========

Commodity Price Risk:
The Company purchases certain raw materials for the manufacture of products. Some of these raw materials are subject to price volatility over periods of time. The Company has not hedged against the price change within its continuing operations segments with any derivative instruments. A hypothetical immediate 10% change in the price of steel would have the estimated effect of $5.7 million on pre-tax income in 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company will adopt the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any asset retirement obligations adjusted for the cumulative accretion to the date of the adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement will be recognized as a change in accounting principle. The Company is evaluating the effect this Statement will have on its future financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-lived assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement, which were adopted by the Company January 1, 2002, have not had a material impact on its financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The Company does not expect the provisions of SFAS

145 to have a material impact on the Company's financial statements, however, the Company will reclassify prior years debt extinguishment expense in future reports.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS No. 146 will impact the timing of the recognition of costs associated with an exit or disposal activity but is not expected to have a material impact on the financial statements. The Company adopted SFAS 146 on January 1, 2003.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No.34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and the Company has included this information in Note 13 to the Company's consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end.

Information related to the Company's guarantees and other Commercial Commitments are summarized in the following table (in millions):

                                                          Total at
                                                     December 31, 2002
-------------------------------                      -----------------

Product Warranty(1)                                     $     3.3
Letters of Credit Outstanding                                11.4
Third Party Financing Projections(2)                          4.0
Accounts Receivable Guarantees(3)                             0.4
--------------------------------------------         -----------------
         Total                                          $    19.1
============================================         =================


(1)  See Note 13 to the Consolidated Financial Statements
(2) Applicable to the third party financing agreements for customer equipment purchases of Dixon lawnmowers and FIED equipment. See Note 8 to the Consolidated Financial Statements.
(3) Included the guarantees of certain accounts receivable of Dixon's receivable to a third party financing company. See Note 8 to the Consolidated Financial Statements.

In addition to these amounts, Blount International, Inc. also guarantees certain debt of its subsidiaries (see Note 11 to the Consolidated Financial Statements).

Warranty Accruals:
The Company offers certain warranties with the sale of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance, and new product performance. Should a change in trend occur in customer claims, an increase or decrease in the warranty liability may be necessary. Changes in the Company's warranty reserve for the period ended December 31, 2002 are as follows (in millions):


Balance as of December 31, 2001       $     3.3
Accrued                                     5.7
Payments made (in cash or in-kind)         (5.7)
-------------------------------       ----------
Balance as of December 31, 2002       $     3.3
===============================       ==========


In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, Amendment of SFAS No. 123. This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company's Consolidated Financial Statements.

In January 2003, the FASB issued Financial Accounting Standards Boards Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs") created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual periods. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

RELATED PARTY TRANSACTIONS

As a result of the Merger and Recapitalization, Lehman Brothers Holdings, Inc., through its affiliates, owns approximately 85% of the Company's stock. By virtue of such ownership, Lehman Brothers Holdings, Inc., is able to significantly influence the business and affairs of the Company with respect to matters requiring stockholder approval. From time to time, Lehman Brothers Holdings, Inc., or its affiliates also receive customary fees for services to the Company in connection with other financings, divestitures, acquisitions, and certain other transactions, including in 2001, $10.1 million in underwriting fees to Lehman and CS First Boston of which ATK reimbursed $5.0 million in connection with the sale of the Sporting Equipment segment on December 7, 2001.

FORWARD LOOKING STATEMENTS

Forward looking statements in this report (including without limitation management's "Assumptions", "beliefs", "Estimates", "Expectations" or "Projections" and variants of each), as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report.

ITEM 7A.  QUANTITIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" on pages 12 through 22.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Shareholders, Blount International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.


PricewaterhouseCoopers LLP

Atlanta, Georgia
February 28, 2003

                            MANAGEMENT RESPONSIBILITY


All information contained in the consolidated financial statements of Blount International, Inc., has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles in the United States of America have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company's most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made by the independent accountants. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

Three directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel and the Company's independent accountants each year to consider the results of external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent accountants of the Company to ensure free access by the independent accountants to the committee.

The Company's independent accountants, PricewaterhouseCoopers LLP, audited the financial statements prepared by the Company. Their opinion on these statements appears herein.


JAMES S. OSTERMAN                                   CALVIN E. JENNESS
President and                                       Senior Vice President
Chief Executive Officer                             and Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries


                                                         Twelve Months Ended
                                                             December 31,
(Dollar amounts in millions,                          --------------------------
except per share data)                                 2002      2001     2000
---------------------------------------------------  -------   -------   -------
Sales                                                $479.5    $468.7    $513.9
Cost of Sales                                         318.3     312.3     339.8
---------------------------------------------------  -------   -------   -------
Gross Profit                                          161.2     156.4     174.1
Selling, general and administrative expenses           91.5      95.5     102.3
Restructuring expenses                                  7.2      16.2
---------------------------------------------------  -------   -------   -------
Income from continuing operations                      62.5      44.7      71.8
Interest expense                                      (72.2)    (95.9)    (99.7)
Interest income                                         1.1       1.4       1.5
Other income (expense)                                 (0.2)     (0.7)      6.6
---------------------------------------------------  -------   -------   -------
Loss from continuing operations before income taxes   ( 8.8)    (50.5)    (19.8)
Benefit for income taxes                              ( 4.3)    (18.4)     (8.1)
---------------------------------------------------  -------   -------   -------
Loss from continuing operations before
  extraordinary loss                                  ( 4.5)    (32.1)    (11.7)
Discontinued operations:
  Net income from operations, net of taxes of
    $0.3, $2.3, and $14.5                               0.5       2.5      22.5
  Loss on disposal, net of taxes of $0.9 and $16.2     (1.4)     (8.5)
---------------------------------------------------  -------   -------   -------
Income (loss) before extraordinary items               (5.4)    (38.1)     10.8
Extraordinary loss, net of taxes of $0.2, and $2.9     (0.3)     (5.5)
---------------------------------------------------  -------   -------   -------
Net income (loss)                                    $ (5.7)   $(43.6)   $ 10.8
---------------------------------------------------  =======   =======   =======
Basic earnings (loss) per share:
  Continuing operations                              $(0.15)   $(1.04)   $(0.38)
  Discontinued operations                             (0.03)    (0.20)     0.73
  Extraordinary loss                                  (0.01)    (0.18)
---------------------------------------------------  -------   -------   -------
Net income (loss)                                    $(0.19)   $(1.42)   $ 0.35
---------------------------------------------------  =======   =======   =======
Diluted earnings (loss) per share:
  Continuing operations                              $(0.15)   $(1.04)   $(0.38)
  Discontinued operations                             (0.03)    (0.20)     0.73
  Extraordinary loss                                  (0.01)    (0.18)
---------------------------------------------------  -------   -------   -------
Net income (loss)                                    $(0.19)   $(1.42)   $ 0.35
---------------------------------------------------  =======   =======   =======

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                 December 31,
                                                              ------------------
(Dollar amounts in millions, except per share data)              2002     2001
------------------------------------------------------------  --------  --------
Assets
------------------------------------------------------------  --------  --------
Current assets:
  Cash and cash equivalents                                   $  26.4   $  47.6
  Accounts receivable, net of allowance for
    doubtful accounts of $4.3 and $3.5                           58.5      57.3
  Inventories                                                    64.8      68.1
  Deferred income taxes                                          30.5      22.9
  Other current assets                                           11.0       8.2
------------------------------------------------------------  --------  --------
    Total current assets                                        191.2     204.1
Property, plant and equipment, net of accumulated
  depreciation of $180.5 and $185.2                              90.7      96.2
Goodwill                                                         76.9      76.9
Other assets                                                     69.2      67.6
------------------------------------------------------------  --------  --------
Total Assets                                                  $ 428.0   $ 444.8
------------------------------------------------------------  ========  ========
Liabilities and Stockholders' Equity (Deficit)
------------------------------------------------------------  --------  --------
Current liabilities:
  Notes payable and current maturities of long-term debt      $   3.4   $   8.5
  Accounts payable                                               25.5      19.7
  Accrued expenses                                               71.3      93.2
------------------------------------------------------------  --------  --------
    Total current liabilities                                   100.2     121.4
Long-term debt, exclusive of current maturities                 624.1     632.5
Deferred income taxes, exclusive of current portion                         2.8
Other liabilities                                                72.6      38.0
------------------------------------------------------------  --------  --------
Total Liabilities                                               796.9     794.7
------------------------------------------------------------  --------  --------
Commitments and Contingent Liabilities
------------------------------------------------------------  --------  --------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,795,882 outstanding                              0.3       0.3
Capital in excess of par value of stock                         424.3     424.3
Accumulated deficit                                            (786.3)   (780.6)
Accumulated other comprehensive income                           (7.2)      6.1
------------------------------------------------------------  --------  --------
Total Stockholder's Deficit                                    (368.9)   (349.9)
------------------------------------------------------------  --------  --------
Total Liabilities and Stockholders' Equity (Deficit)          $ 428.0   $ 444.8
------------------------------------------------------------  ========  ========


The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries


                                                                         Twelve Months Ended December 31,
                                                                         --------------------------------
(Dollar amounts in millions)                                                2002       2001        2000
------------------------------------------------------------------       ---------  ---------   ---------

Cash flows from operating activities:
         Net income (loss)                                               $  (5.7)   $ (43.6)    $   10.8
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  (Income) loss from discontinued operations                                 0.9        6.0        (22.5)
  Extraordinary loss                                                         0.3        5.5
  Depreciation, amortization and other noncash charges                      22.2       25.6         21.2
  Deferred income taxes                                                    (10.8)     (19.5)        (6.8)
  Gain (loss) on disposals of property, plant & equipment                    1.6        0.5         (5.9)
  Changes in assets and liabilities, net of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                              (1.6)      21.8         30.3
    (Increase) decrease in inventories                                       3.3       19.1        (16.0)
    Decrease in other assets                                                 3.2        9.7          8.2
    Increase (decrease) in accounts payable                                  5.8       (5.4)        (6.7)
    (Decrease) in accrued expenses                                          (1.3)      (2.7)        (3.6)
    Increase (decrease) in other liabilities                                 9.7        1.0         (2.0)
-------------------------------------------------------------------      ---------  ---------   ---------
  Net cash provided by continuing operations                                27.6       18.0          7.0
  Net cash provided by discontinued operations                               1.2       29.8         22.8
-------------------------------------------------------------------      ---------  ---------   ---------
  Net cash provided by operating activities                                 28.8       47.8         29.8
-------------------------------------------------------------------      ---------  ---------   ---------
Cash flows from investing activities:
Proceeds from sales of property, plant & equipment                           8.0        2.7         17.1
Purchases of property, plant & equipment                                   (17.1)     (11.5)       (20.6)
Acquisitions of businesses                                                   0.0       (1.3)       (32.6)
-------------------------------------------------------------------      ---------  ---------   ---------
  Net cash used in continuing operations                                    (9.1)     (10.1)       (36.1)
  Net cash provided by (used in) discontinued operations                   (23.8)     199.2        (15.6)
-------------------------------------------------------------------      ---------  ---------   ---------
  Net cash provided by (used in) investing activities                      (32.9)     189.1        (51.7)
-------------------------------------------------------------------      ---------  ---------   ---------
Cash flows from financing activities:
Net increase in short-term borrowings                                       (5.1)       0.0          2.0
Issuance of long-term debt                                                             13.0         18.1
Reduction of long-term debt                                                (11.8)    (211.2)        (3.5)
Capital contribution                                                         0.0        7.0
Other                                                                       (0.2)      (2.9)        (0.4)
------------------------------------------------------------------       ---------  ---------   ---------
  Net cash provided by (used in) financing activities                      (17.1)    (194.1)        16.2
------------------------------------------------------------------       ---------  ---------   ---------
Net increase (decrease) in cash and cash equivalents                       (21.2)      42.8         (5.7)
------------------------------------------------------------------       ---------  ---------   ---------
Cash and cash equivalents at beginning of period                            47.6        4.8         10.5
------------------------------------------------------------------       ---------  ---------   ---------
Cash and cash equivalents at end of period                               $  26.4    $   47.6    $    4.8
----------------------------------------------------------------         =========  =========   =========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                          Accumulated
                                                                  Capital     Retained       Other
(Dollar amounts in millions,                           Common     In Excess   Earnings   Comprehensive
shares in thousands)                                   Stock      of Par      (Deficit)      Income       Total
-----------------------------------------------        --------   ---------   ---------  -------------  ---------

Balance December 31, 1999                              $  0.3     $  417.3    $ (747.9)   $   8.6       $ (321.7)
Net income                                                                        10.8                      10.8
Other comprehensive income, net:
  Foreign currency translation adjustment                                                    (0.8)          (0.8)
  Unrealized losses                                                                          (0.5)          (0.5)
                                                                                                        ---------
         Comprehensive income                                                                                9.5
-----------------------------------------------        --------   ---------   ---------  -------------   ---------
Balance December 31, 2000                                 0.3        417.3      (737.1)       7.3         (312.2)
Net loss                                                                         (43.6)                    (43.6)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                    (0.7)          (0.7)
  Unrealized losses                                                                          (0.5)          (0.5)
                                                                                                        ---------
         Comprehensive income                                                                              (44.8)
Capital contribution                                                   7.0                                   7.0
-----------------------------------------------        --------   ---------   ---------   ------------   ---------
Balance December 31, 2001                                 0.3        424.3      (780.6)       6.1         (349.9)
Net loss                                                                          (5.7)                     (5.7)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                     1.5            1.5
  Unrealized losses                                                                          (0.6)          (0.6)
  Minimum pension liability adjustment                                                      (14.2)         (14.2)
                                                                                                         --------
         Comprehensive income                                                                              (19.0)
-----------------------------------------------        --------   ---------   ---------   ------------   --------
Balance December 31, 2002                              $  0.3     $  424.3    $ (786.3)    $ (7.2)       $(368.9)
-----------------------------------------------        ========   =========   =========   ============   ========

The accompanying notes are an integral part of the audited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Blount International, Inc. and Subsidiaries

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries ("the Company")and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions are eliminated in consolidation.

Merger and Recapitalization:
On August 19, 1999, Blount International, Inc., a Delaware corporation, merged with Red Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. ("Lehman Merchant Banking"). The merger was completed pursuant to an Agreement and Plan of Merger and Recapitalization dated as of April 18, 1999. Lehman Merchant Banking is a $2.0 billion institutional merchant banking fund focused on investments in established operating companies. This transaction was accounted for as a recapitalization under generally accepted accounting principles. Accordingly, the historical basis of the Company's assets and liabilities was not impacted by the transaction.

As a result of the proration and stock election procedures related to the merger, approximately 1.5 million shares of Blount International's pre-merger outstanding Class A and Class B common stock were retained by existing shareholders and exchanged, on a two-for-one basis, for 3.0 million shares of post-merger outstanding common stock. All share and per share information for periods prior to the merger have been restated to reflect the split. Lehman and certain members of Company management made a capital contribution of approximately $417.5 million and received approximately 27.8 million shares of post-merger outstanding common stock. Lehman controls approximately 85% of the
30.8 million shares outstanding following the merger.

The merger was financed by the equity contribution of $417.5 million, senior term loans of $400 million and senior subordinated notes of $325 million issued by Blount, Inc., a wholly-owned subsidiary of the Company. The new credit facilities have an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan (none of which was outstanding at December 31,
2002) and a $340.0 million Tranche B Term Loan ($134.4 million of which was outstanding at December 31, 2002), and a $100.0 million revolving credit facility (none of which was outstanding at December 31, 2002). The amounts available under the revolving credit facility were reduced to $75.0 million after an amendment to the credit agreement on December 7, 2001.

Basis of Presentation:
On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly-owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation, and Ammunition Accessories, Inc. As a result of the sale, the results of operations for SEG, prior to the sale, were reclassified to discontinued operations as presented in the Consolidated Statements of Income
(Loss).

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

Inventories:
Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories by the first-in, first-out ("FIFO") or average cost method. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 10 years; furniture, fixtures and office equipment - 3 years to 10 years; and transportation equipment - 3 years to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases, which are essentially installment purchases, are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to continuing operations costs and expenses was $13.7 million, $14.4 million, and $13.5 million in 2002, 2001, and 2000 respectively.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended December 31, 2002.

Goodwill:
Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company amortized certain intangible assets on a straight-line basis over the expected useful lives of the underlying assets, generally 40 years. The Company adopted the provisions of SFAS No. 142, effective January 1, 2002, and under this new standard the Company no longer amortizes goodwill. Accumulated amortization was $34.7 million as of December 31, 2001 and the effect of adopting SFAS No. 142 reduced amortization expense by $3.1 million annually.

Under the provisions of SFAS No. 142, the Company performs the annual review for impairment at the reporting unit level. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, this includes any unrecognized intangible assets, as if the reporting unit's fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances could occur that may create underperformance relative to projected future cash flows which would create further future impairments.

Impaired Assets:
The Company evaluates the carrying value of long-lived assets to be held and used, including definite lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

Insurance Accruals:
It is the Company's policy to retain a portion of expected losses related to general and product liability through retentions or deductibles under its insurance programs and for workers' compensation and vehicle liability losses. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign Currency:
For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated in U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity (deficit). The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments to pretax income were not material in 2002, 2001 and 2000.

Derivative Financial Instruments:
The Company has adopted SFAS 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities". This adoption has not had a material impact on the results of operations. As of December 31, 2002, the Company did not have any material derivative contracts outstanding.

Deferred Financing Costs:
The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility.

Revenue Recognition:
The Company's policy is to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collectibility is reasonably assured, which has historically been upon the date of shipment of product. There are an insignificant amount of shipments with FOB destination terms. Given the short transit time and insignificant number and amount of such FOB destination shipments, the impact of these sales on the Company's results is immaterial.

Shipping and Handling costs:
The Company incurs expenses for the delivery of incoming goods and services and the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed and cost of goods sold if incurred by the Company in accordance with the Emerging Issues Task Force's Issue (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs".

Sales Incentives:
The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product, and advertising allowances. The cost of such expenses is recorded at the time of sale and revenue recognition and recorded as a reduction to revenue, with the exception of free product recorded as cost of sales, in accordance with EITF 00-14. "Accounting for Certain Sales Incentives".

Advertising:
Advertising costs are expensed as incurred except for cooperative advertising which is accrued over the period the revenues are recognized and sales materials, such as brochures and catalogs, which are accounted for as prepaid supplies and expensed over the period used. Advertising costs from continuing operations were $6.7 million, $7.0 million, and $9.3 million for 2002, 2001, and 2000 respectively.

Research and Development:
Expenditures for research and development are expensed as incurred. These costs from continuing operations were $3.0 million, $2.5 million, and $4.9 million for 2002, 2001,and 2000 respectively.

Warranty:
The Company offers certain warranties with the sale of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance as well as new product performance. Should a change in trend occur in customer claims or supplier and new product performance, an increase or decrease in the warranty liability may be necessary.

Product Liability:
The Company monitors claims that relate to the malfunction or misuse of its products that may result in an injury to the equipment operator or others. The Company records an accrual for its uninsured obligation based on estimates as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims is developed.

Stock-Based Compensation:
As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," The Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123". If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings (loss) and net earnings (loss) per share would have been as follows:


                                                        Twelve months ended
                                                            December 31
                                                    ---------------------------
                                                      2002       2002      2000
                                                    -------   --------   -------
(Dollars in millions, except per share amounts)
-----------------------------------------------

Net income (loss), as reported                      $ (5.7)   $ (43.6)   $ 10.8

Deduct: total stock-based employee
compensation cost, net of tax,
that would have been included
in net income (loss) under
fair value method                                     (1.2)      (0.7)     (2.0)
                                                    -------   --------   -------
Proforma Net Income (Loss)                            (6.9)     (44.3)      8.8
=======================================             =======   ========   =======
Basic earnings (loss) per share
As reported                                         $(0.19)   $  (1.42)  $ 0.35

Pro forma                                            (0.22)      (1.44)    0.28

Diluted earnings (loss) per share
As reported                                          (0.19)      (1.42)    0.35

Pro forma                                            (0.22)      (1.44)    0.28

Stock-based employee
compensation cost,net of tax,
included in net earnings(loss)                      $ 0.0     $   0.0    $  0.0



Restructuring Expense:
During the first quarter of 2001, the Company incurred a restructuring charge of $16.2 million related to the closure of a manufacturing facility in Zebulon, North Carolina, the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters.

In the first quarter of 2002, the Company incurred a restructuring charge related to the closure and relocation of the Company's headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and was subsequently adjusted to reflect transition expenses and a revision of estimates. In the fourth quarter of 2002, the Company recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between its plants within its Oregon Cutting Systems Division. The following table outlines the classification of the original expenses, the subsequent charge against the restructuring liability and adjustment to the liability for each of these three restructuring actions.


                                                         Restructuring Action
                              --------------------------------------------------------------
                                 Plant Closure/
                              Headcount Reduction/      Corporate Office
                              Benefit Modification         Relocation       Asset Relocation
Recognition date                    Q1/2001                 Q1/2002             Q4/2002
                              --------------------      ----------------    ----------------

Severance
  Corporate employees         $     8.0                 $   5.6
  Manufacturing facility            0.5
Benefits                            4.0
Facility closure                    0.2                                     $    1.4
Professional fees                   1.4
All other                           2.1
                              --------------------      ----------------    ----------------
Total original expense             16.2                     5.6                  1.4

Charges against liability
  2001                             13.1
  2002                              2.0                     5.7

Adjustments to liability
  2001
  2002                                                     (0.5)
                              --------------------      ----------------    ----------------
Balance at December 31, 2002   $     1.1                 $   0.4             $    1.4
                              ====================      ================    ================


The number of corporate employees impacted by these restructuring actions was five in 2001 and 18 in 2002. Related to the 2002 corporate office relocation, the Company incurred an additional $0.7 million in transition expense. The manufacturing facility closure in 2001 directly impacted 39 hourly employees and 3 salaried employees.

Income Taxes:
The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently reinvested.

NOTE 2:
INCOME TAXES

The provision (benefit) for income taxes attributable to income (loss) from continuing operations is as follows:

                                                     Twelve Months Ended
                                                         December 31,
                                            ------------------------------------
(Dollar amounts in millions)                    2002         2001        2000
--------------------------------------      -----------  -----------  ----------

Current
   Federal                                  $  (13.1)    $  (24.7)    $  (8.8)
   State                                         1.0         (0.4)        1.0
   Foreign                                       6.5          6.4         6.0
Deferred
   Federal                                       1.3          1.3        (7.0)
   State                                         0.1         (0.3)       (0.4)
   Foreign                                      (0.1)        (0.7)        1.1
--------------------------------------      -----------  -----------  ----------
                                            $   (4.3)    $  (18.4)    $  (8.1)
======================================      ===========  ===========  ==========


In the year ended December 31, 2002, the Company also recorded an income tax benefit of $8.7 million for the recognition of a minimum pension liability adjustment that was recorded as other comprehensive income, a $0.6 million benefit related to discontinued operations and a $0.2 million benefit for an extraordinary loss. There was no minimum pension liability recorded in the years ended December 31, 2001 and 2000.

A reconciliation of the benefit for income taxes to the amount computed by applying the statutory federal income tax rate to loss before extraordinary loss and income taxes is as follows:

                                                     Twelve Months Ended
                                                         December 31,
                                            ------------------------------------
(Dollar amounts in millions)                    2002         2001        2000
----------------------------------------    -----------  -----------  ----------

Loss before income taxes:
   Domestic                                 $  (28.7)    $  (68.8)    $ (35.4)
   Foreign                                      19.9         18.3        15.6
----------------------------------------    -----------  -----------  ----------
                                            $   (8.8)    $  (50.5)    $ (19.8)
----------------------------------------    -----------  -----------  ----------
                                                   %            %           %
Statutory tax rate                             (35.0)       (35.0)      (35.0)
Impact of earnings of foreign operations        (8.5)        (1.1)        2.1
State income taxes, net of federal
    tax benefit                                  9.5          0.1         1.0
Permanent differences                            1.3          1.4         7.0
Contingency                                    (17.2)        (1.8)      (16.0)
----------------------------------------
Effective income tax rate                      (49.9)       (36.4)      (40.9)
----------------------------------------    -----------  -----------  ----------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

The Company's effective income tax rate increased in 2002 to 49.9% from 36.4% in 2001. The favorable effect of foreign income tax rates as compared to the United States statutory rate increased, as the Company's overall pre tax loss declined substantially. Additionally an adjustment to the tax contingency increased the overall rate.

As of December 31, 2002 and 2001, deferred income tax assets were $73.9 million and $50.1 million respectively. Deferred income tax liabilities were $33.6 million and $30.7 million. Deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2002 and 2001 are as follows:


(Dollar amounts in millions)                               2002          2001
---------------------------------------------------     ---------     ---------

Property, plant and equipment basis differences          $  (9.4)      $ (16.3)
Employee benefits                                           31.4          24.1
Other accrued expenses                                      32.4          20.4
Other - net                                                (14.1)         (8.8)
---------------------------------------------------     ---------     ---------
                                                         $  40.3      $   19.4
---------------------------------------------------     ---------     ---------

The net deferred income tax asset as of December 31, 2002 is recorded in the Company's balance sheet as a current asset of $30.5 million with a remaining $9.8 million included in other long term assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2002 to be realized as a result of the reversal of existing taxable temporary differences.

Deferred income taxes of approximately $4.0 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $37.1 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1998 fiscal year with no material adverse effect. The periods from fiscal 1999 through 2002 are still open for review and years through 1998 are still open with Revenue Canada. The United States of America and Canadian Competent Authority are in the process of resolving transfer pricing issues for years that include 1994 through 1999.

NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 2002 and 2001, consists of the following:


(Dollar amounts in millions)                                           2002        2001
----------------------------------------------------------------    ---------   ---------

13% Senior subordinated notes, maturing on August 1, 2009           $  325.0    $  325.0
7% Senior notes (net of discount), maturing on June 15, 2005           149.4       149.2
Tranche B senior term loans, maturing at various dates through
  December 31, 2005, interest rate varies with LIBOR, prime or
  CD rate depending upon borrowing option selected                     134.4       146.2
$75 million revolving credit agreement maturing August 19,
  2004, interest rate varies with LIBOR, prime or CD rate
  depending upon borrowing option selected                               0.0         0.0
12% Lehman Brothers Inc. affiliate preferred equivalent security        18.7        15.5
Lease purchase obligations, interest at varying rates,
  payable in installments to 2003                                        0.0         0.1
----------------------------------------------------------------    ---------   ---------
                                                                       627.5       636.0
Less current maturities                                                 (3.4)       (3.5)
----------------------------------------------------------------    ---------   ---------
                                                                    $  624.1    $  632.5
----------------------------------------------------------------    =========   =========

Maturities of long-term debt:

(Dollar amounts in millions)            Payments
-----------------------------------     --------


2003                                    $   3.4
2004                                        3.4
2005                                      277.0
2006                                        0.0
2007 and beyond                           343.7
-----------------------------------     --------
         Total                          $ 627.5
===================================     ========


Included in the debt payable in 2007 and beyond is a balance of $18.7 million at December 31, 2002 representing a 12% convertible preferred equivalent security dated March 2, 2001 and due on March 2, 2013. The balance as of December 31, 2001 was $15.5 million. Interest in the first five years is payable in "PIKs", or payments-in-kind. As of December 31, 2002 the Company did not have any material Capital leases.

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

In August 1999, Blount, Inc., a wholly-owned subsidiary of Blount International, Inc., issued senior subordinated notes ("the senior subordinated notes") with an interest rate of 13% in the principal amount of $325 million. The senior subordinated notes provided for a premium for the redemption of an aggregate of 35% of the senior subordinated notes until August 1, 2002, and for redemption at a premium of all or part of the senior subordinated notes after August 1, 2004 until August 1, 2007, when the senior subordinated notes are redeemable at par. In connection with the $325 million senior subordinated notes, the Company filed a registration statement on Form S-4 on July 15, 1999. Blount, Inc. also entered into new credit facilities with an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan (which has been paid in full), a $340.0 million Tranche B Term Loan ($134.4 million outstanding at December 31,
2002), and a $100.0 million revolving credit facility. On December 7, 2001, the Company amended the credit agreement to incorporate the impact of the sale of SEG to ATK. The amendment addressed, among other things, the repayment of a portion of the outstanding debt with the net proceeds from the SEG sale, revisions to the consolidated leverage and interest coverage ratios, a reduction in the revolving credit facility to $75 million, and certain prepayment and amendment fees. The agreement also cured any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001.

The Tranche B Term Loan repayments as a result of the amendment are $850,000 each quarter until June 30, 2005, then increasing to $80.0 million on September 30, 2005, and a final payment of $45.9 million on December 31, 2005. The Tranche B borrowings can be repaid, in whole or in part, at anytime. The Company and all of the Company's domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the debt issued to finance the merger and recapitalization of August 19, 1999. In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral. Blount, Inc.'s obligations and its domestic subsidiaries' guarantee obligations under the new credit facilities are collateralized by a first priority security interest in substantially all of their respective assets. The Company's guarantee obligations in respect of the new credit facilities are collateralized by a pledge of all of Blount, Inc.'s capital stock. The 7.0% senior notes share in parri passu and ratably in the first priority interest in certain of the collateral securing the new credit facilities. The Company was required to enter into hedge agreements within 180 days of the Tranche B borrowing and maintain such hedge agreements in place until the second anniversary of the Tranche B borrowing such that at least 33% of the aggregate principal amount of the Tranche B borrowing is subject to a fixed rate of interest. The Company had in place an interest rate cap at an immaterial cost to comply with this requirement.

In August 1999, the Company replaced its $150 million revolving credit agreement expiring April 1, 2002, with a new $100 million revolving credit agreement expiring on August 19, 2004. The amount available under the revolving credit agreement was reduced by amendment on December 7, 2001 to $75 million. At December 31, 2002, there were no amounts outstanding under the revolving credit agreement. The revolving credit agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on LIBOR and base interest rates. The revolving credit agreement and the term loan facilities contain covenants relating to indebtedness, liens, mergers, consolidations, disposals of property, payment of dividends, capital expenditures, investments, optional payments and modifications of the agreements, transactions with affiliates, sales and leasebacks, changes in fiscal periods, negative pledges, subsidiary distributions, lines of business, hedge agreements and activities of the Company and require the Company to maintain certain leverage and interest coverage ratios. In January 2001, the Company amended the credit agreement in part to avoid a potential default under the leverage and interest coverage ratios of the credit facilities.

On March 2, 2001, in connection with the amendment, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the form of a preferred equivalent security, together with warrants to acquire 1,000,000 shares of Blount common stock (or approximately 3% of the Company) that are exercisable immediately at a price of $0.01 a share. The security has a 12% annual interest rate that is compounded annually and is paid in payments-in-kind ("PIK") for the first five years of the term. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock. The Company recorded the fair value of the warrants of $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security. The debt portion of this security at December 31, 2002, is $18.7 million and increased during 2002 through accretion of the discount and the accrual of interest.

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants as of and for the year ended December 31, 2001. The Company was in compliance with all debt covenants throughout 2002. While there can be no assurance, management believes the Company will comply with all debt covenants during 2003. Should the Company not comply with the covenants during 2003, additional significant actions will be required. These actions may include, among others, attempting to re-negotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures.

There were no short-term borrowings as of December 31, 2002. The weighted average interest rate on outstanding foreign short-term borrowings on December 31, 2001 was 3.3%.

NOTE 4:
GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment; require reporting units to be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

In connection with the adoption of SFAS No. 142, during the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill for impairment in the fourth quarter 2002 and determined that no impairment existed as of December 31, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year, unless events warrant more frequent testing.

As of January 1, 2002, the Company's goodwill balance of $76.9 million was comprised of $48.8 million related to the Outdoor Products segment and $28.1 million related to the Industrial and Power Equipment segment. There were no intangible assets reclassified into goodwill at January 1, 2002, nor were there any adjustments to the goodwill balance during 2002.

As a result of the nonamortization provisions of SFAS No. 142, the Company will no longer record approximately $3 million of annual amortization relating to goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

The following table presents prior year earnings and earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the prior year.

                                                         Twelve Months Ended
                                                             December 31,
                                                        -----------------------
(Dollars in millions)                                     2002    2001    2000
------------------------------------------------------  ------- ------- -------


Reported net income (loss) from continuing operations   $ (4.5) $(32.1) $(11.7)
Add back goodwill amortization, net of tax                         3.1     2.5
------------------------------------------------------  ------- ------- -------
Adjusted net earnings (loss)                            $ (4.5) $(29.0) $ (9.2)
------------------------------------------------------  ======= ======= =======
Basic earnings income (loss) per share from continuing
operations
Reported basic earnings (loss) per share                $(0.15) $(1.04) $(0.38)
Add back goodwill amortization, net of tax                        0.10    0.08
------------------------------------------------------  ------- ------- -------
Adjusted net earnings (loss) per share                  $(0.15) $(0.94) $(0.30)
======================================================  ======= ======= =======

Diluted earnings income (loss) per share from           $(0.15) $(1.04) $(0.38)
continuing operations
Add back goodwill amortization, net of tax                        0.10    0.08
------------------------------------------------------  ------- ------- -------
Adjusted net earnings (loss) per share                  $(0.15) $(0.94) $(0.30)
======================================================  ======= ======= =======

Upon adoption of SFAS 142, the gross carrying value of indefinite-lived intangible assets excluding goodwill was $0.9 million and was fully amortized.

NOTE 5:
ACQUISITIONS AND DISPOSALS

The Company has accounted for acquisitions by the purchase method, and the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the date of acquisition. Through December 31, 2001, the excess of the purchase price over the fair value of the net assets acquired was being amortized on a straight-line basis over a period of between 5 and 40 years. Effective January 1, 2002, the Company adopted SFAS 142 and it no longer amortizes this difference.

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). See Note 1 for transaction details.

NOTE 6:
CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The Company has authorized 100 million shares of common stock.

The number of shares used in the denominators of the basic and diluted earnings
(loss) per share computations were as follows (in thousands):

                                                            Twelve Months Ended
                                                                December 31,
                                                          ----------------------
                                                           2002     2001    2000
                                                          ------   ------  -----


Shares for basic earnings (loss) per share computation -
   weighted average common shares outstanding            30,796   30,796  30,796
Dilutive effect of stock options
-------------------------------------------------------- ------   ------  ------
Shares for diluted earnings (loss) per
   share computation                                     30,796   30,796  30,796
-------------------------------------------------------- ------   ------  ------

No adjustment was required to reported amounts for inclusion in the numerators of the share computations. The Company has excluded its stock option plan, as well as the warrants held by an affiliate of its controlling shareholder for the computation of diluted EPS because to do so would be anti-dilutive for the years ended December 31, 2002, 2001 and 2000.

During 1999 and 2000, the Company's Board of Directors adopted new stock option plans under which options, either incentive stock options or non-qualified stock options, to purchase the Company's common stock may be granted to employees, directors, and other persons who perform services for the Company. The number of shares which may be issued under these plans may not exceed 5,875,000 shares. The option price per share for incentive stock options may not be less than 100% of fair value, generally calculated as the average closing sale price for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a non-qualified stock option shall be established on the date of grant and may be less than the fair market value of one share of common stock on the date of grant. In 2000, options were granted to purchase 120,000 shares at an average price of $11.52 per share. In 2001, options were granted to purchase 634,700 shares at an average price of $4.96 per share. In 2002, options were granted to purchase 1,571,145 shares at an average price of $3.60 per share. As of December 31, 2002, 2001, and 2000, there were options for 2,414,187, 3,733,500 shares, and 3,603,680 shares available for grant.

A summary of the status of the Company's fixed stock option plans as of December 31, 2002, 2001, and 2000, and the changes during the periods ending on those dates is presented below:

                                                              Twelve Months
                                                              Ended December 31,
                           -------------------------------------------------------------------------------------
                                       2002                         2001                            2000
                           ---------------------------   --------------------------   --------------------------
                                           Weighted-                    Weighted-                    Weighted-
                                           Average                      Average                      Average
                             Shares        Exercise        shares       Exercise        Shares       Exercise
                           (in 000's)        Price       (in 000's)     Price         (in 000's)      Price
---------------------      ----------     ----------     -----------    ----------    -----------    -----------

Outstanding at
beginning of period          2,141          $12.30         2,271          $14.82        2,251          $15.00
   Granted                   1,571            3.60           635            4.96          120           11.52
   Exercised
   Forfeited                  (251)          14.82          (765)          13.67         (100)          15.00
   Canceled
---------------------      ----------     ----------    -----------      ----------  -----------    -----------
Outstanding at
end of period                3,461         $  8.17         2,141          $12.30        2,271          $14.82
---------------------      ----------     ----------    -----------      ----------  -----------    -----------
Options exercisable
at end of period             1,587                            829                          289
---------------------      ----------                   -----------                  -----------


Options outstanding at December 31, 2002, have an average exercise price of $8.17 per share, vest over periods to six years and have a remaining contractual life of approximately 7.7 years.

For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

                                             Twelve Months Ended
                                                 December 31,
                                        -----------------------------
                                          2002      2001      2000
                                        --------  --------  ---------


Estimated lives of plan options         5 years   5 years   6 years
Risk-free interest rates                   3.4%      4.8%      6.3%
Expected volatility                       36.0%     37.0%     33.0%
Dividend yield                             0.0%      0.0%      0.0%
--------------------------------------  --------  --------  ---------


The weighted average estimated fair value of options granted during 2002, 2001, and 2000 was $1.34, $2.01, and $4.92, respectively.

On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a mezzanine security together with warrants to acquire 1,000,000 shares of Blount common stock that are exercisable immediately at $0.01 a share.

NOTE 7:
PENSION AND POST-RETIREMENT BENEFIT PLANS

The changes in benefit obligations, changes in plan assets and funded status of the Company's defined benefit pension plans and other post-retirement medical and life benefit plans for the periods ended December 31, 2002 and 2001, were as follows:

                                                                             Other
                                                        Pension        Post-retirement
                                                        Benefits           Benefits
FUNDED PLANS                                       -----------------  -----------------
(Dollar amounts in millions)                         2002     2001      2002     2001
-----------------------------------------------    -------- --------  -------- --------

Change in Benefit Obligation:
Benefit obligation at beginning of period         $(105.8) $(139.5)   $  (3.9)  $ (3.1)
Service cost                                         (3.8)    (5.9)
Interest cost                                        (7.5)   (10.1)      (0.2)    (0.2)
Plan participants' contributions                                         (0.1)    (0.1)
Actuarial gains (losses)                             (5.7)    (6.1)       0.6     (0.9)
Benefits and plan expenses paid                       5.2      5.3        0.5      0.4
Plan Amendment                                       (4.9)
Curtailment/settlement                                        50.5
------------------------------------------------   --------  -------  --------  -------
Benefit obligation at end of period                (122.5)  (105.8)      (3.1)    (3.9)
------------------------------------------------   --------  -------  --------  -------

Change in Plan Assets:
Fair value of plan assets at beginning of period     84.5    131.0        1.6      1.8
Actual return on plan assets                        (10.2)   (14.7)      (0.2)     0.1
Company contributions                                 1.0      2.7
Plan participants' contributions                                          0.1      0.1
Benefits and plan expenses paid                      (5.2)    (5.3)      (0.4)    (0.4)
Settlements                                          (0.4)   (29.2)
-------------------------------------------------  --------  -------  --------  -------
Fair value of plan assets at end of period           69.7     84.5        1.1      1.6
-------------------------------------------------  --------  -------  --------  ------
Funded status                                       (52.9)   (21.3)      (2.0)    (2.3)
Unrecognized actuarial (gains) losses                40.3     17.0        1.8      2.3
Unrecognized transition asset                         4.5     (0.1)
Unrecognized prior service cost                                0.1
-------------------------------------------------  --------  -------  --------  ------
Net amount recognized                              $ (8.1)  $ (4.3)   $  (0.2)  $  0.0
-------------------------------------------------  --------  -------  --------  ------

Net amount recognized:
Prepaid benefits                                   $  3.3   $  3.2
Accrued benefits                                    (38.1)    (7.5)   $  (0.2)
Accumulated other comprehensive income               22.2
Intangible asset                                      4.5
-------------------------------------------------  --------  -------  --------  ------
Net amount recognized                              $ (8.1)  $ (4.3)   $  (0.2)  $  0.0
-------------------------------------------------  --------  -------  --------  ------

                                                                           Other
                                                        Pension        Post-retirement
                                                        Benefits           Benefits
OTHER PLANS                                        -----------------  -----------------
(Dollar amounts in millions)                         2002     2001      2002     2001
-----------------------------------------------    -------- --------  -------- --------


Change in Benefit Obligation:
Benefit obligation at beginning of period          $ (8.9)  $(12.6)   $ (21.9)  $(19.6)
Service cost                                         (0.2)    (0.8)      (0.3)    (0.5)
Interest cost                                        (0.7)    (1.1)      (1.7)    (1.9)
Plan participants' contributions                                         (0.5)    (0.9)
Actuarial gains (losses)                             (1.4)    (2.2)      (3.8)    (8.1)
Benefits and plan expenses paid                       0.6      0.5        1.3      2.4
Curtailment/settlement                                4.1      7.3                 6.7
-----------------------------------------------    -------- -------   --------  ------
Benefit obligation at end of period                  (6.5)    (8.9)     (26.9)   (21.9)
Unrecognized actuarial (gains) losses                 1.0      1.3       10.0      6.6
Unrecognized prior service cost                      (0.1)     1.8        0.1      0.1
-----------------------------------------------    -------- -------   --------  ------
Net amount recognized                              $ (5.6)  $ (5.8)   $ (16.8)  $(15.2)
-----------------------------------------------    -------- -------   --------  ------
Net amount recognized:
Accrued benefits                                   $ (6.4)  $ (7.0)   $ (16.8)  $(15.2)
Accumulated other comprehensive income                0.7
Intangible asset                                      0.1      1.2
-----------------------------------------------    -------- -------   --------  -------
                                                   $ (5.6)  $ (5.8)   $ (16.8)   (15.2)
-----------------------------------------------    -------- -------   --------  -------

The accumulated pension benefit obligation of supplemental non-qualified defined benefit pension plans was $6.3 million and $7.9 million at December 31, 2002 and 2001, respectively. Two rabbi trusts, whose assets are not included in the table above, have been established to fund part of these non-qualified benefits.

These two rabbi trusts required the funding of certain executive benefits upon a change in control or threatened change in control such as the merger and recapitalization described in Note 1 of the Notes to Consolidated Financial Statements. At December 31, 2002 and 2001, approximately $5.6 million and $11.1 million, respectively, were held in these trusts and is included in "Other assets" in the Consolidated Balance Sheets.

The curtailment and settlement amounts related to 2001 are the result of the sale of SEG to ATK. As defined in the purchase agreement, ATK retains the obligation for all active employees of SEG as of December 7, 2001 and retired employees of the Federal Cartridge Company. The Company retains the obligation for the remaining retired employees of SEG. The curtailment and settlement amounts for 2002 related to the payment or obligation to certain current and former executives of the Company during 2002.

Primarily due to a decline in the market value of assets held in the Company's defined benefit pension plan, the Company was required to record a minimum pension liability adjustment in 2002. The amount recorded to equity as other comprehensive income net of taxes for the tax year ended December 31, 2002 was $14.2 million.

The components of net periodic benefit cost and the weighted average assumptions used in accounting for pension and other post-retirement benefits follow:

                                                        Pension Benefits               Other Post-Retirement Benefits
                                               ---------------------------------       ------------------------------
                                                      Twelve Months Ended                   Twelve Months Ended
                                                          December 31,                          December 31,
                                               ---------------------------------       ------------------------------
(Dollar amounts in millions)                      2002       2001       2000              2002      2001      2000
----------------------------------------       ----------  ---------  ----------       ---------  ---------  --------

Components of net periodic benefit cost:
Service cost                                   $  4.1      $  6.7     $  6.7            $  0.3    $  0.5     $  0.4
Interest cost                                     8.1        11.1       10.8               1.9       2.1        1.6
Expected return on plan assets                   (7.2)      (11.6)     (12.3)             (0.1)     (0.1)      (0.1)
Amortization of actuarial (gains) losses          0.5         0.4       (0.2)              0.5       0.4        0.1
Amortization of transition asset                 (0.1)       (0.1)      (0.1)
Amortization of prior service cost                1.3         1.0        1.0
Curtailment/settlement (gain) loss                2.4        (0.1)
                                               ----------  ---------  ----------       ---------  ---------  --------
                                               $  9.1      $  7.4     $  5.9            $  2.6    $  2.9     $  2.0
                                               ----------  ---------  ----------       ---------  ---------  --------
Weighted average assumptions:
Discount rate                                     6.5%        7.2%       7.4%              6.5%      7.2%       7.5%
Expected return on plan assets                    8.9%        8.9%       8.9%              9.0%      9.0%       9.0%
Rate of compensation increase                     3.6%        3.6%       4.0%
----------------------------------------       ----------  ---------  ----------       ---------  ---------  --------

A 12.0% annual rate of increase in the cost of health care benefits was assumed for 2002; the rate was assumed to decrease 1.0% per year until 5.0% is reached. A 1% change in assumed health care cost trend rates would have the following effects:


(Dollar amounts in millions)                                  1% Increase    1% Decrease
-------------------------------------------------------       -----------    -----------

Effect on service and interest cost components                   $ 0.2         $ (0.2)
Effect on other post-retirement benefit obligations                2.5           (2.2)
-------------------------------------------------------       -----------    -----------

The Company sponsors a defined contribution 401(k) plan and matches a portion of employee contributions. The expense for the match was $2.4 million, $4.6 million and $4.7 million in 2002, 2001 and 2000.

NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in 1 to 8 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002, are as follows (in millions):
2003--$2.7; 2004--$1.5; 2005--$1.2; 2006--$0.7; 2007--$0.4; 2008 and
beyond--$0.2. Rentals charged to continuing operations costs and expenses under cancelable and non-cancelable lease arrangements were $2.5 million, $2.7 million and $2.3 million for 2002, 2001 and 2000, respectively.

Certain customers of the Company's Outdoor Products and Industrial and Power Equipment segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies. The aggregate repurchase amount included in the agreements outstanding as of December 31, 2002 and 2001 is $4.0 million and $3.2 million respectively. These arrangements have not had a material adverse effect on the Company's operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, as any repurchased equipment will likely be resold for approximately the same value.

The Company reserves for product liability, environmental remediation and other legal matters as it becomes aware of such matters. A portion of these lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. The Company monitors the progress of each legal case to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. The Company also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2002 and December 31, 2001, the Company believes it has appropriately recorded and disclosed all material costs for its obligation in regard to known matters. The estimated cost of each claim is determined by a third party administrator who works with the Company's counsel and the insurance carriers. The Company has assumed that the recoverability of the costs of claims from insurance companies will continue in the future. The Company periodically assesses these insurance companies to monitor their ability to pay such claims.

Blount was named a potentially liable person ("PLP") by the Washington State Department of Ecology ("WDOE") in connection with the Pasco Sanitary Landfil Site ("Site"). This site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the site. It further believes that the site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. Accordingly, based both on volume and on nature of the waste, the Company believes that it is a de minimis contributor.

The current on-site monitoring program is being conducted with the WDOE by, and being funded by, certain PLPs, excluding the Company and several other PLPs. It is estimated that this study will cost between $7 million and $10 million. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute costs of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company's potential share ranged from approximately $20,000 to $250,000 with estimates of approximately $90,000 being the "reasonably most probable scenario".

The Company has accrued $75,000 at December 31, 2002 and 2001 for the potential costs of any clean-up. The Company spent $3,000 and $5,600 in the years ended December 31, 2001 and 2002 respectively to administer compliance in regards to the Pasco site, which are primarily the cost of outside counsel to provide updates on the Site status.

In July 2001, the Company's former Federal Cartridge Company subsidiary ("Federal") received notice from the Region 5 Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota ammunition manufacturing plant. The alleged violations include (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations, and (iv) improper training of certain responsible personnel. Blount retained the liability for this notice under the terms of the sale of its SEG segment (including Federal) to Alliant Techsystems, Inc. ("ATK") as discussed in Note 5.

To the knowledge of the Company, Federal has corrected the alleged violations. The Company has tendered this matter for partial indemnification to a prior owner of

Federal. In March 2002, EPA served an Administrative Complaint and
Compliance Order ("Complaint") on Federal. The Complaint proposes civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. In August 2002, Federal and the EPA filed cross motions for Accelerated Decision on both liability and penalties issues with the assigned Administrative Law Judge. On December 6, 2002 the Administrative Law Judge issued an Order Granting in Part and Denying in Part EPA's Motion for Accelerated Decision and Denying Federal's Motion for Accelerated Decision ("Order"). The Order established that Federal is liable for $6,270 in civil penalties and stated the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. On January 28, 2003, EPA and Federal held an administrative hearing on both liability and penalties issues not resolved by the Order. The Administrative Law Judge will make a decision on liability and penalties following submission by EPA and Federal of Findings of Fact and Conclusions of Law ("Findings"). No due date for the Findings has been set and as such the rulings on liability and penalties are still pending. Nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA will have a materially adverse effect on its consolidated financial condition or operating results.

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

NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 9). At December 31, 2002, approximately 56% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, chain saw and other original equipment manufacturers, and are normally not collateralized. The Company has an arrangement through a third-party financing company whereby Dixon and FIED customers can finance purchases of equipment with minimal recourse to the Company.

The estimated fair values of certain financial instruments at December 31, 2002 and 2001, are as follows:


                                                    2002                     2001
                                           --------------------   --------------------
                                           Carrying     Fair       Carrying     Fair
(Dollar amounts in millions)                Amount      Value       Amount      Value
------------------------------------       --------   ---------   ---------   --------

Cash and short-term investments             $ 26.4     $ 26.4     $  47.6     $  47.6
Other assets (restricted trust
  funds and notes receivable)                  6.2        6.2        12.1        12.1
Notes payable and long-term debt
  (see Note 3)                               627.5      478.1       641.0       443.3
------------------------------------        -------    --------   --------    --------

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

NOTE 10:
SEGMENT INFORMATION

The Company identifies operating segments based on management responsibility. The Company has two reportable segments: Outdoor Products and Industrial and Power Equipment. Outdoor Products produces or markets chain saw components (chain, bars and sprockets), lawn mowers and related products and other outdoor care products. Industrial and Power Equipment produces timber harvesting and industrial loading equipment and power transmission and gear components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not significant.

Information on Segments:

                                                          Twelve Months Ended
                                                              December 31,
                                                        ---------------------------
(Dollar amounts in millions)                             2002      2001      2000
----------------------------------------------------    ------    ------    -------

Sales:
  Outdoor Products                                      $347.8    $348.1    $360.7
  Industrial and Power Equipment                         131.7     120.6     153.2
----------------------------------------------------    ------    ------    -------
                                                        $479.5    $468.7    $513.9
----------------------------------------------------    ------    ------    -------
Operating income (loss):
  Outdoor Products                                      $ 70.7    $ 70.3    $ 81.0
  Industrial and Power Equipment                           5.2      (1.7)      1.1
----------------------------------------------------    ------    ------    -------
  Operating income from segments                          75.9      68.6      82.1
Corporate office expenses                                 (6.2)     (7.7)    (10.3)
Restructuring expenses                                    (7.2)    (16.2)
----------------------------------------------------    ------    ------    -------
Income from continuing operations                         62.5      44.7      71.8
Interest expense                                         (72.2)    (95.9)    (99.7)
Interest income                                            1.1       1.4       1.5
Other income (expense), net                               (0.2)     (0.7)      6.6
----------------------------------------------------    ------    ------    -------
Loss from continuing operations before income taxes      $(8.8)   $(50.5)   $(19.8)
----------------------------------------------------    ------    ------    -------

Identifiable assets:
  Outdoor Products                                      $218.5    $203.4    $224.7
  Industrial and Power Equipment                          87.4      94.3     117.5
  Corporate office/discontinued operations               122.1     147.1     361.7
----------------------------------------------------    ------    ------    -------
                                                        $428.0    $444.8    $703.9
----------------------------------------------------    ------    ------    -------
Depreciation and amortization:
  Outdoor Products                                      $ 10.4    $ 12.4    $ 10.8
  Industrial and Power Equipment                           3.3       4.5       4.1
  Corporate office                                         5.2       6.7       6.3
----------------------------------------------------    ------    ------    -------
                                                        $ 18.9    $ 23.6    $ 21.2
----------------------------------------------------    ------    ------    -------
Capital expenditures:
  Outdoor Products                                      $ 15.7    $ 10.5    $ 12.4
  Industrial and Power Equipment                           1.4       1.0       2.3
  Corporate office                                                             5.9
----------------------------------------------------    ------    ------    -------
                                                        $ 17.1    $ 11.5    $ 20.6
----------------------------------------------------    ------    ------    -------

Information on Sales by Significant Product Groups:


                                                   Twelve Months Ended
                                                       December 31,
                                                 ---------------------------
(Dollar amounts in millions)                      2002      2001      2000
---------------------------------------------    ------    ------    -------


Chain saw components                             $221.8    $230.3    $230.8
Timber harvesting and loading equipment           115.9     101.7     127.8
Lawn mowers and related products                   80.8      78.8      89.6
All others, less than 5% each                      61.0      57.9      65.7
---------------------------------------------    ------    ------    -------
         Total sales                             $479.5    $468.7    $513.9
---------------------------------------------    ======    ======    =======


Information on Geographic Areas:

                                                   Twelve Months Ended
                                                       December 31,
                                                 ---------------------------
(Dollar amounts in millions)                      2002      2001      2000
---------------------------------------------    ------    ------    -------

Sales:
  United States                                  $289.4    $280.6    $308.6
  European Union                                   85.2      81.5      92.2
  Canada                                           21.9      18.8      22.0
  All others, less than 3% each                    83.0      87.8      91.1
---------------------------------------------    ------    ------    -------
         Total sales                             $479.5    $468.7    $513.9
---------------------------------------------    ======    ======    =======

Long-Lived Assets:
  United States                                  $ 55.3    $ 64.0    $148.7
  Canada                                           24.3      22.4      20.3
  European Union                                    6.4       5.3       4.1
  Brazil                                            4.3       4.1       3.9
  All others, less than 1% each                     0.4       0.4       0.4
--------------------------------------------     ------    ------    -------
         Total long-lived assets                 $ 90.7    $ 96.2    $177.4
--------------------------------------------     ======    ======    =======


The geographic sales information is by country of destination. Long-lived assets exclude goodwill. One customer, The Electrolux Group accounted for more than 10% of consolidated sales in both 2002 and 2001, and no customer accounted for more than 10% in 2000. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segments. Each of the Company's segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

NOTE 11:
CONSOLIDATING FINANCIAL INFORMATION

Blount, Inc., a wholly-owned subsidiary of the Company, has two registered debt securities that have different guarantees: 1) 7% Senior notes due June 15, 2005, and 2) 13% Senior Subordinated notes due August 1, 2009. The 7% Senior notes are fully and unconditionally, jointly and severally guaranteed by the Company. Holders have first priority interest in all the shares or other equity interest of all domestic subsidiaries and other entities, first priority mortgage on all principal domestic properties, 65% of outstanding shares of first tier foreign subsidiaries, and are held in parri passu, ratably, with the Company's secured bank lenders. The 13% Senior Subordinated notes are unconditionally guaranteed by the Company and all of the Company's domestic subsidiaries ("guarantor subsidiaries"). All guarantor subsidiaries of the 13% Senior Subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of the Company's domestic subsidiaries guarantee the 13% Senior Subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee the 13% Senior Subordinated notes. The following consolidating financial information sets forth condensed consolidating financial information, statements of operation, and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For the Twelve Months
Ended December 31, 2002

                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                                        $ 305.4      $ 121.5      $ 167.8      $(115.2)    $  479.5
Cost of sales                                                  209.4         94.4        128.8       (114.3)       318.3
                                                             -------      -------      -------      -------      --------
Gross profit                                                    96.0         27.1         39.0         (0.9)       161.2
Selling, general and administrative expenses        $  0.5      53.2         17.1         20.7                      91.5
Restructuring expenses                                           7.2                                                 7.2
                                                    -------  -------      -------      -------      -------      --------
Income (loss) from operations                         (0.5)     35.6         10.0         18.3         (0.9)        62.5
Interest expense                                     (21.0)    (50.4)        (0.4)        (0.4)                    (72.2)
Interest income                                                  0.6                       0.5                       1.1
Other income (expense), net                                      0.6                      (0.8)                     (0.2)
                                                    -------  -------      -------      -------      -------      --------
Income (loss) from continuing operations
  before income taxes                                (21.5)    (13.6)         9.6         17.6         (0.9)        (8.8)
Provision (benefit) for income taxes                 (10.7)     (3.7)         3.7          6.4                      (4.3)
                                                    -------  -------      -------      -------      -------      -------
Income (loss) from continuing operations             (10.8)     (9.9)         5.9         11.2         (0.9)        (4.5)
Discontinued operations:
  Net income (loss) from operations                              0.5                                                 0.5
  Income (loss) on disposal, net                                (1.4)                                               (1.4)
                                                    -------  -------      -------      -------      -------      -------
Income (loss) before extraordinary items             (10.8)    (10.8)         5.9         11.2         (0.9)        (5.4)
  Extraordinary loss                                            (0.3)                                               (0.3)
                                                    -------  -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  Of affiliated companies                            (10.8)    (11.1)         5.9         11.2         (0.9)        (5.7)
Equity in earnings (losses) of
  affiliated companies, net                            4.9      15.1          0.1                     (20.1)
                                                    -------  -------      -------      -------      -------      -------
Net income (loss)                                   $ (5.9)  $   4.0      $   6.0      $  11.2      $ (21.0)    $  (5.7)
                                                    =======  =======      =======      =======      =======      =======

For the Twelve Months
Ended December 31, 2001


                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                                        $ 301.5      $ 123.8      $ 160.2     $(116.8)     $ 468.7
Cost of sales                                                  205.8         97.6        124.3      (115.4)       312.3
                                                             -------      -------      -------     -------      -------
Gross profit                                                    95.7         26.2         35.9        (1.4)       156.4
Selling, general and administrative expenses        $ 0.7       54.4         20.6         19.8                     95.5
Restructuring expenses                                          16.2                                               16.2
                                                  -------    -------      -------      -------     -------      -------
Income (loss) from operations                        (0.7)      25.1          5.6         16.1        (1.4)        44.7
Interest expense                                    (31.6)     (93.0)        (0.8)        (0.4)       29.9        (95.9)
Interest income                                       0.1       30.4          0.2          0.6        29.9)         1.4
Other income (expense), net                                      1.2         (1.3)        (0.6)                    (0.7)
                                                  -------    -------      -------      -------     -------      -------
Income (loss) before continuing operations
  Before income taxes                               (32.2)     (36.3)         3.7         15.7        (1.4)       (50.5)
Provision (benefit) for income taxes                (11.7)     (14.5)         1.5          6.3                    (18.4)
                                                  -------    -------      -------      -------     -------      -------
Income (loss) from continuing operations            (20.5)     (21.8)         2.2          9.4        (1.4)       (32.1)
Discontinued operations:
  Net income (loss) from operations                              2.8         (0.3)                                  2.5
  Income (loss) on disposal, net                                (2.3)        (6.2)                                 (8.5)
                                                  -------    -------      -------      -------     -------      -------
Income (loss) before extraordinary items            (20.5)     (21.3)        (4.3)         9.4                     (1.4)
  Extraordinary loss                                            (5.5)                                              (5.5)

Income (loss) before earnings (losses)
  of affiliated companies                           (20.5)     (26.8)        (4.3)         9.4        (1.4)       (43.6)
Equity in earnings (losses) of
  Affiliated companies, net                         (23.1)       3.7         (0.3)                    19.7
                                                  -------    -------      -------      -------     -------      -------
Net income (loss)                                 $ (43.6)   $ (23.1)     $  (4.6)     $   9.4     $  18.3      $ (43.6)
                                                  =======    =======      =======      =======     =======      =======

For the Twelve Months
Ended December 31, 2000


                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                                        $ 328.8      $ 133.7      $ 190.2      $(138.8)     $ 513.9
Cost of sales                                                  252.6         94.5        131.8       (139.1)       339.8
                                                             -------      -------      -------      -------      -------
Gross profit                                                    76.2         39.2         58.4          0.3        174.1
Selling, general and administrative expenses       $   0.9      42.6         19.8         39.0                     102.3
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from operations                         (0.9)     33.6         19.4         19.4          0.3         71.8
Interest expense                                     (34.0)    (99.3)        (2.7)        (0.4)        36.7        (99.7)
Interest income                                        0.2      37.3          0.4          0.3        (36.7)         1.5
Other income (expense), net                                      8.5         (1.6)        (0.3)                      6.6
                                                   -------   -------      -------      -------      -------      -------
Income (loss)  before income taxes                   (34.7)    (19.9)        15.5         19.0          0.3         19.8
Provision (benefit) for income taxes                 (15.3)     (6.0)         6.1          7.1                      (8.1)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) from continuing operations             (19.4)    (13.9)         9.4         11.9          0.3        (11.7)
Discontinued operations:
  Net income (loss) from operations                              8.9         13.6                                   22.5
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  Of affiliated companies                            (19.4)     (5.0)        23.0         11.9          0.3         10.8
Equity in earnings (losses) of
  affiliated companies, net                           30.2      35.2         (0.3)                    (65.1)
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                  $  10.8   $  30.2      $  22.7      $  11.9      $ (64.8)     $  10.8
                                                   =======   =======      =======      =======      =======      =======

December 31, 2002

                                                Blount                               Non-
                                           International,  Blount,   Guarantor    Guarantor
                                                Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                           --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------

ASSETS
Current assets:
  Cash and cash equivalents                                $  16.3       $ (0.1)      $ 10.2                   $  26.4
  Accounts receivable, net                                    26.2         15.1         17.2                      58.5
  Intercompany receivables                                   274.7         39.3          7.3     $(321.3)
  Inventories                                                 27.5         21.4         15.9                      64.8
  Deferred income taxes                                       30.4                       0.1                      30.5
  Other current assets                                         9.2          0.5          1.3                      11.0
                                                           -------      -------      -------     --------      -------
    Total current assets                                     384.3         76.2         52.0      (321.3)        191.2
Investments in affiliated companies             $  (25.7)    201.6                       0.2      (176.1)
Property, plant and equipment, net                            35.6         26.4         28.7                      90.7
Cost in excess of net assets of acquired
  businesses, net                                             30.2         40.2          6.5                      76.9
Other assets                                                  65.9                       3.3                      69.2
                                                 -------   -------      -------      -------      -------      -------
    Total Assets                                 $ (25.7)  $ 717.6      $ 142.8      $  90.7      $(497.4)    $  428.0
                                                 =======   =======      =======      =======      =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                      $   3.4                                            $    3.4
Accounts payable                                              14.0      $   5.5      $   6.0                      25.5
  Intercompany payables                         $  321.3                                          $(321.3)
  Accrued expenses                                            55.6          6.9          8.8                      71.3
                                                 -------   -------      -------      -------      -------      -------
    Total current liabilities                      321.3      73.0         12.4         14.8       (321.3)       100.2
Long-term debt, exclusive of current maturities     18.7     605.4                                               624.1
Intercompany notes payable
Deferred income taxes, exclusive of
  current portion                                             (1.9)                      1.9
Other liabilities                                    3.2      66.9          1.6           .9                      72.6
                                                 -------   -------      -------      -------      -------      -------
    Total Liabilities                              343.2     743.4         14.0         17.6       (321.3)       796.9
                                                 -------   -------      -------      -------      -------      -------
Stockholders Equity (Deficit)                     (368.9)    (25.8)       128.8         73.1       (176.1)      (368.9)
    Total Liabilities and                        -------   -------      -------      -------      -------      -------
      Stockholders' Equity (Deficit)             $ (25.7)  $ 717.6      $ 142.8      $  90.7      $(497.4)     $ 428.0
                                                 =======   =======      =======      =======      =======      =======

December 31, 2001

                                                   Blount                                 Non-
                                                International,  Blount,   Guarantor    Guarantor
                                                    Inc.        Inc.     Subsidiaries Subsidiaries Eliminations Consolidated
                                                --------------  -------  ------------ ------------ ------------ ------------

BALANCE SHEET
-------------

ASSETS
Current assets:
  Cash and cash equivalents                                     $  43.9      $  (1.1)    $    4.8                   $  47.6
  Accounts receivable, net                                         26.3         14.7         16.3                      57.3
  Intercompany receivables                                        282.2         28.6          6.0      $(316.8)
  Inventories                                                      29.1         22.7         16.3                      68.1
  Deferred income taxes                                            22.9                                                22.9
  Other current assets                                              6.5          0.4          1.3                       8.2
                                                                -------      -------     --------      -------      -------
    Total current assets                                          410.9         65.3         44.7       (316.8)       204.1
Investments in affiliated companies                   $ (17.5)    186.9                       0.2       (169.6)
Property, plant and equipment, net                                 42.0         27.4         26.8                      96.2
Cost in excess of net assets of acquired
  businesses, net                                                  30.2         40.2          6.5                      76.9
Intercompany notes receivable                                                                 5.0         (5.0)
Other assets                                                       64.0          0.5          3.1                      67.6
                                                      -------   -------      -------     --------      -------      -------
    Total Assets                                      $ (17.5)  $ 734.0      $ 133.4      $  86.3      $(491.4)     $ 444.8
                                                      =======   =======      =======     ========      =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                           $   3.4                  $    5.1                   $   8.5
Accounts payable                                      $   0.1      10.3          4.9          4.4                      19.7
  Intercompany payables                                 316.8                                          $(316.8)
  Accrued expenses                                                 78.5          5.9          8.8                      93.2
                                                      -------   -------      -------     --------      -------      -------
    Total current liabilities                           316.9      92.2         10.8         18.3       (316.8)       121.4
Long-term debt, exclusive of current maturities          15.5     617.0                                               632.5
Intercompany notes payable                                          5.0                                   (5.0)
Deferred income taxes, exclusive of
  current portion                                                   0.9                       1.9                       2.8
Other liabilities                                                  36.4          0.9          0.7                      38.0
                                                      -------   -------      -------     --------      -------      -------
    Total Liabilities                                   332.4     751.5         11.7         20.9       (321.8)       794.7
                                                      -------   -------      -------     --------      -------      -------
Stockholders Equity (Deficit)                          (349.9)    (17.5)       121.7         65.4       (169.6)      (349.9)
                                                      -------   -------      -------     --------      -------      -------
    Total Liabilities and
      Stockholders' Equity (Deficit)                  $(17.5)   $ 734.0      $ 133.4     $   86.3      $(491.4)     $ 444.8
                                                      =======   =======      =======     ========      =======      =======

For the Twelve Months
Ended December 31, 2002

                                                    Blount                               Non-
                                                International,  Blount,   Guarantor    Guarantor
                                                     Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                               --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------

Net cash provided by (used in) continuing
  operations                                          $  (4.5)  $  13.7    $   3.8     $    14.6                    $  27.6
Net cash provided by discontinued operations                        1.2                                                 1.2
                                                      -------   -------    -------        -------      -------       -------
Net cash provided by (used in) operating
 Activities                                              (4.5)     14.9        3.8          14.6                       28.8
                                                      -------   -------    -------        -------      -------       -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                     8.0                                                 8.0
Purchases of property, plant and equipment                         (8.4)      (2.4)         (6.3)                     (17.1)
                                                      -------   -------      -------      -------      -------       -------
Net cash provided by (used in) continuing
  operations                                                       (0.4)      (2.4)         (6.3)                      (9.1)
Net cash used in discontinued operations                          (23.8)                                              (23.8)
                                                      -------   -------     -------       -------      -------       -------

Net cash (used in) investing activities                           (24.2)      (2.4)         (6.3)                     (32.9)
                                                      -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Increase in short-term borrowings                                                           (5.1)                      (5.1)
Reduction of long-term debt                                       (11.8)                                              (11.8)
Advances from (to) affiliated companies                   4.5      (4.0)      (0.5)
Other                                                              (0.2)                                               (0.2)
                                                      -------   -------      -------      --------     -------      -------
Net cash provided by (used in) financing
  activities                                              4.5     (16.0)      (0.5)         (5.1)                     (17.1)
                                                      -------   -------      -------      -------      -------      -------
Net increase (decrease) in cash and cash
  equivalents                                                     (25.3)       0.9           3.2                      (21.2)
Cash and cash equivalents at beginning of period                   43.9       (1.1)          4.8                       47.6
                                                      -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period            $   0.0   $  18.6      $(0.2)       $  8.0                    $  26.4
                                                      =======   =======      =======      =======      =======      =======

For the Twelve Months
Ended December 31, 2001

                                                     Blount                               Non-
                                                International,  Blount,   Guarantor    Guarantor
                                                     Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                                --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------

Net cash provided by (used in) continuing
  operations                                         $  34.2    $  27.7      $   2.4      $   9.2     $  (55.5)   $  18.0
Net cash provided by discontinued operations                       20.6          9.2                                 29.8
                                                     -------    -------      -------      -------      -------    -------
Net cash provided by (used in) operating
  activities                                            34.2       48.3         11.6          9.2        (55.5)      47.8
                                                     -------    -------      -------      -------      -------    -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                     2.6                       0.1                     2.7
Purchases of property, plant and equipment                         (4.7)        (2.2)        (4.6)                  (11.5)
Acquisitions of businesses                                         (1.3)                                             (1.3)
                                                     -------    -------      -------      -------      -------     -------
Net cash provided by (used in) continuing
  operations                                                       (3.4)        (2.2)        (4.5)                  (10.1)
Net cash used in discontinued operations                           51.7        147.5                                199.2
                                                     -------    -------      -------      -------      -------     -------

Net cash (used in) investing activities                            48.3        145.3         (4.5)                  189.1
                                                     -------    -------      -------      -------      -------     -------
Cash flows from financing activities:
Issuance of long-term debt                              13.0                                                         13.0
Reduction of long-term debt                                      (211.1)                     (0.1)                 (211.2)
Dividends paid                                                    (52.1)                     (3.4)        55.5
Capital contributions                                    7.0       20.0                                  (20.0)        7.0
Advances from (to) affiliated companies                (54.2)     191.4       (157.2)                     20.0
Other                                                              (2.9)                                             (2.9)
                                                     -------    -------      -------      --------     -------     -------
Net cash provided by (used in) financing
  activities                                           (34.2)     (54.7)      (157.2)        (3.5)        55.5     (194.1)
                                                     -------    -------      -------      -------      -------     -------
Net increase (decrease) in cash and cash
  equivalents                                                      41.9         (0.3)         1.2                    42.8
Cash and cash equivalents at beginning of period                    1.9         (0.8)         3.7                     4.8
                                                     -------    -------      -------      -------      -------     -------
Cash and cash equivalents at end of period           $   0.0    $  43.8      $  (1.1)     $   4.9      $   0.0     $ 47.6
                                                     =======    =======      =======      =======      =======     =======

For the Twelve Months
Ended December 31, 2000

                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------

Net cash provided by (used in) continuing
  operations                                    $ 355.6        $ 2.7     $  21.0      $   7.9      $(380.2)    $   7.0
Net cash provided by discontinued operations                    25.6        (2.8)                                 22.8
                                                -------      -------     -------      -------      -------     -------
Net cash provided by (used in) operating
  activities                                      355.6         28.3        18.2          7.9       (380.2)       29.8
                                                -------      -------     -------      -------      -------     -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                 15.5         1.5          0.1                     17.1
Purchases of property, plant and equipment                      (8.2)       (6.5)        (5.9)                   (20.6)
Acquisitions of businesses                                     (32.6)                                            (32.6)
                                                -------      -------     -------      -------      -------     -------
Net cash used in continuing operations                         (25.3)       (5.0)        (5.8)                   (36.1)
Net cash used in discontinued operations                       (11.4)       (4.2)                                (15.6)
                                                -------      -------     -------      -------      -------     -------

Net cash (used in) investing activities                        (36.7)       (9.2)        (5.8)                   (51.7)
                                                -------      -------     -------      -------      -------     -------
Cash flows from financing activities:
Net increase in short-term borrowings                                                     2.0                      2.0
Issuance of long-term debt                                      18.1                                              18.1
Reduction of long-term debt                                     (3.4)                    (0.1)                    (3.5)
Dividends paid                                                (375.0)                    (5.2)       380.2
Advances from (to) affiliated companies          (355.6)       365.7       (10.1)
Other                                                           (0.4)                                             (0.4)
                                                -------      -------     -------      -------      -------     -------
Net cash provided by (used in) financing
  activities                                     (355.6)         5.0       (10.1)       (3.3)        380.2        16.2
                                                -------      -------     -------      -------      -------     -------
Net decrease in cash and cash
  equivalents                                                   (3.4)       (1.1)        (1.2)                    (5.7)
Cash and cash equivalents at beginning of period                 5.3         0.3          4.9                     10.5
                                                -------      -------      -------      -------      -------    -------
Cash and cash equivalents at end of period      $   0.0      $   1.9     $  (0.8)     $   3.7      $   0.0     $   4.8
                                                =======      =======     =======      =======      =======     =======

NOTE 12:
OTHER INFORMATION

At December 31, 2002 and 2001, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                      2002       2001
-------------------------------------------     --------   --------

Accounts receivable:
  Trade accounts                                $  60.1    $  58.3
  Other                                             2.7        2.5
  Allowance for doubtful accounts                  (4.3)      (3.5)
-------------------------------------------     --------   --------
                                                $  58.5    $  57.3
-------------------------------------------     --------   --------
Inventories:
  Finished goods                                $  31.8    $  32.1
  Work in progress                                  9.3        9.8
  Raw materials and supplies                       23.7       26.2
-------------------------------------------     --------   --------
                                                $  64.8    $  68.1
-------------------------------------------     --------   --------
Property, plant and equipment:
  Land                                          $   4.8    $   5.6
  Buildings and improvements                       64.7       75.7
  Machinery and equipment                         170.8      169.4
  Furniture, fixtures and office equipment         20.2       20.7
  Transportation equipment                          1.6        4.8
  Construction in progress                          9.1        5.2
  Accumulated depreciation                       (180.5)    (185.2)
-------------------------------------------     --------   --------
                                                $  90.7    $  96.2
-------------------------------------------     --------   --------
Other Assets:
  Deferred financing costs                      $ 18.3     $  23.9
  Rabbi trusts (see Note 6)                        5.6        11.1
  Escrow for SEG sale                             25.0        25.0
  Deferred income taxes                            9.8         0.0
  Other                                           10.5         7.6
-------------------------------------------     --------   --------
                                                $  69.2    $  67.6
-------------------------------------------     --------   --------
Accrued expenses:
  Salaries, wages and related withholdings      $  17.8    $  21.8
  Employee benefits                                 6.9        6.7
  Casualty insurance costs                          3.8        5.6
  Accrued interest                                 22.2       22.5
  Other                                            20.6       36.6
-------------------------------------------     --------   --------
                                                $  71.3    $  93.2
-------------------------------------------     --------   --------
Other liabilities:
  Employee benefits                             $  66.7    $  33.5
  Casualty insurance costs                          0.8        2.1
  Other                                             5.1        2.4
-------------------------------------------     --------   --------
                                                $  72.6    $  38.0
-------------------------------------------     --------   --------

Supplemental cash flow information is as follows:

                                                      Twelve Months Ended
                                                          December 31,
                                                -------------------------------
(Dollar amounts in millions)                     2002       2001         2000
-------------------------------------------     -------    -------      -------

Interest paid                                   $ 64.9     $ 92.5       $ 90.8
Income taxes paid                                  5.2       (1.3)         6.5
Noncash investing and financing activities:
Fair value assets acquired                                                 46.1
Cash paid                                                                 (40.4)
Liabilities assumed and incurred                                            5.7
-------------------------------------------     -------    -------      -------


NOTE 13:
NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company will adopt the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any asset retirement obligations adjusted for the cumulative accretion to the date of the adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement will be recognized as a change in accounting principle. The Company is evaluating the effect this statement will have on its future financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement, which were adopted by the Company January 1, 2002, have not had a material impact on its financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material impact on its financial statements, however, it will require the Company to reclassify prior years debt extinguishment expense in future reports.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS No. 146 will impact the timing of the recognition of costs associated with an exit or disposal activity but is not expected to have a material impact on the financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No.34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31,2002, irrespective of a guarantor's year-end.

Information related to the Company's guarantees and other commercial commitments are summarized in the following table (in millions):

                                                    Total at
                                                December 31, 2002
----------------------------------------        -----------------

Product Warranty                                    $   3.3
Letters of Credit Outstanding                          11.4
Third Party Financing Projections(1)                    4.0
Accounts Receivable Securitization(2)                   0.4
----------------------------------------        ------------------
         Total                                      $    19.1
========================================        ==================


(1) Applicable to the third party financing agreements for customer equipment purchases of Dixon lawnmowers and FIED equipment. See Note 8 to the Consolidated Financial Statement.
(2) Included the guarantees of certain accounts receivable of Dixon's receivable to a third party financing company. See Note 8 to the Consolidated Financial Statement.

In addition to these amounts, Blount International, Inc. also guarantees certain debt of its subsidiaries (see Note 11 to the Consolidated Financial Statements).

Warranty Accruals:
The Company offers certain warranties with the sale of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance, and new product performance. Should a change in trend occur in customer claims, an increase or decrease in the warranty liability may be necessary. Changes in the Company's warranty reserve for the period ended December 31, 2002 are as follows (in millions):


Balance as of December 31, 2001       $    3.3
Accrued                                    5.7
Payments made (in cash or in-kind)        (5.7)
-------------------------------       ---------
Balance as of December 31, 2002       $    3.3
===============================       =========


Other Guarantees:
Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property and environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company's Consolidated Financial Statements.

In January 2003, the FASB issued Financial Accounting Standards Boards Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities (VIEs)in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual periods. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 2002 and 2001.


(Dollar amounts             1st Quarter       2nd Quarter       3rd Quarter         4th Quarter
in millions, except           Ended              Ended             Ended               Ended
per share data)           March 31, 2002    June 30, 2002   September 30, 2002   December 31, 2002    Total
-----------------------   --------------    -------------   ------------------   -----------------  ----------

2002
Sales                          $106.6            $123.3           $121.5                $128.1        $479.5
Gross profit                     36.9              42.1             40.8                  41.4         161.2
Net income (loss)                (6.5)              0.5             (3.5)                  3.8          (5.7)
Earnings (loss) per
  share:
    Basic                       (0.21)             0.02            (0.11)                 0.12         (0.19)
    Diluted                     (0.21)             0.02            (0.11)                 0.12         (0.19)


The first quarter includes restructuring expense associated with closing the corporate office of $5.6 million and extraordinary loss on early extinguishment of debt of $0.3 million. The second quarter includes restructuring expense and loss on assets associated with closing the corporate office of $0.5 million. The third quarter includes expenses related to restructuring and loss on sale of the corporate office building of $0.8 million, and an adjustment on the net loss on sale of the Sporting Equipment Group of $1.7 million. The fourth quarter includes restructuring expense of $1.4 million associated with the relocation of certain manufacturing assets and production among the Company's Oregon Cutting Systems' facilities and $0.8 million in net income primarily from discontinued operations due to the final settlement of a claim related to one of the Company's discontinued operations.

The 2002 results reflect the non-amortization of goodwill due to the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. 2001 results included $3.1 million of goodwill amortization expense.


(Dollar amounts             1st Quarter       2nd Quarter       3rd Quarter          4th Quarter
in millions, except           Ended              Ended             Ended               Ended
per share data)           March 31, 2001    June 30, 2001   September 30, 2001   December 31, 2001    Total
-----------------------   --------------    -------------   ------------------   -----------------  ----------

2001
Sales                          $119.1            $117.1           $113.6                $119.0        $468.7
Gross profit                     40.2              37.9             38.3                  40.0         156.4
Net loss                        (13.8)             (4.8)            (6.2)                (18.9)        (43.6)
Earnings (loss) per
  share:
    Basic                       (0.45)            (0.15)           (0.20)                (0.61)        (1.42)
    Diluted                     (0.45)            (0.15)           (0.20)                (0.61)        (1.42)


The first quarter includes restructuring expense of $16.2 million. The fourth quarter includes the loss on the sale of the Sporting Equipment Group of $8.5 million ($.28 per share) and a $5.5 million extraordinary loss ($.18 per share) associated with the early payment of debt.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the "Election of Directors", "Executive Officers" and "Filing Disclosure" sections of the proxy statement for the 2003 Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation", "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Employment Contracts, Termination of Employment and Change in Control Arrangements" sections of the proxy statement for the Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

See the "Principal Stockholders" section of the proxy statement for the 2003 Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.

EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders:

  1999 Stock Incentive Plan
  2000 Stock Incentive Plan

Equity Compensation Plans Not Approved by Stockholders:

   Stockholders have approved all compensation plans under which shares of Blount common stock may be issued.

Summary Table:
The following table sets forth certain information as of December 31, 2002 with respect to compensation plans under which shares of Blount common stock may be issued:


                                                              No. Shares Remaining
                           No. Shares to be     Weighted-      Available for Future
                             Issued upon         Average       Issuance Under Equity
                             Exercise of     Exercise Price    Compensation Plans
                             Outstanding     of Outstanding    (Excluding Shares in
Plan Category                  Options          Options              Column 1)
---------------            ---------------   --------------   ---------------------

Equity compensation
  Plans approved by
  Stockholders              3,460,813 (1)         $8.17           2,414,187 (2)

Equity compensation
  Plans not approved
  stockholders
---------------            ---------------   --------------   ---------------------
TOTAL                       3,460,813             $8.17           2,414,187

(1) Represents shares of common stock issuable upon exercise of outstanding options granted under Blount's 1999 and 2000 plans.

(2) Includes shares of common stock available for future grants under Blount's 1999 and 2000 plans.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the 2003 Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                                                                              Page
                                                                           Reference
                                                                           ----------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                          23

     Consolidated Statements of Income (Loss) for the years ended
     December 31, 2002, 2001 and 2000                                           25

     Consolidated Balance Sheets as of December 31, 2002 and 2001               26

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000                                           27

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the years ended December 31, 2002, 2001 and 2000                       28

     Notes to Consolidated Financial Statements                                 29-61

     Supplementary Data                                                         62

     (2)  Financial Statement Schedules

     Schedule II - Valuation and qualifying accounts for the years ended
     December 31, 2002, 2001 and 2000                                           74



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

     * 2(b) Stock Purchase Agreement, dated November 4, 1997, by and among Blount, Inc., Hoffman Enclosures, Inc., Pentair, Inc., and Federal-Hoffman, Inc. which was filed as Exhibit No. 2 to the Form 8-K filed by Blount International, Inc. on November 19, 1997 (Commission File No. 001-11549).

     * 2(c) Agreement and Plan of Merger and Recapitalization, dated as of April 18, 1999, between Blount International, Inc., and Red Dog Acquisition, Corp. (included as Appendix A to the Proxy Statement-Prospectus which forms a part of the Registration State-ment) previously filed on July 15, 1999, by Blount International, Inc. (Reg. No. 333-82973).

     *3(c) Post-Merger Restated Certificate of Incorporation of Blount International, Inc. (included as Exhibit A to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973) previously filed on July 15, 1999, by Blount International, Inc. *3(d) Post-Merger Bylaws of Blount International, Inc. (included as Exhibit B to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973).

     *4(a) Registration Rights and Stock Transfer Restriction agreement filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

     *4(b) Registration Statement on Form S-3 (Reg. Nos. 333-42481 and 333-42481-01), with respect to the 7% $150 million Senior Notes due 2005 of Blount, Inc. which are guaranteed by Blount International, Inc., including amendments and exhibits, which became effective on June 17, 1998.

     *4(c) Form of stock certificate of New Blount common stock filed as part of the Proxy Statement-Prospectus which forms a part of the previously filed on July 15, 1999, by Blount International, Inc., Registration Statement on Form S-4 (Reg. No. 333-82973).

     *4(d) $500,000,000 Credit Agreement dated as of August 19, 1999 among Blount International Inc., Blount, Inc., as Borrower, and the Several Lenders from time to time Parties Hereto which was filed as Exhibit 4 to the report on Form 10-Q for the third quarter ended September 30, 1999.

     *4(e) Indenture between Blount, Inc., as issuer, Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., and CTR Manufacturing, Inc., as Guarantors, and United States Trust Company of New York, dated as of August 19, 1999, (including exhibits) which was filed as
Exhibit 4.1 to the report on Form 10-Q for the third quarter ended September 30, 1999.

     *4(f) Registration Right Agreement by and among Blount, Inc., Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI. L.L.C., Blount Development Corp., Omark Properties, Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., CTR Manufacturing, Inc., and Lehman Brothers, Inc. dated as of August 19, 1999, filed as Exhibit 4.2 to the report on Form 10-Q for the third quarter ended September 30, 1999.

     *4(g) Registration Statement on Form S-4 (Reg. No. 333-92481) which respect to the 13% $325 million Senior Subordinated Notes of Blount, Inc. guaranteed by Blount Inter-national, Inc., including amendments and exhibits, effective on January 19, 2000.

     *4(h) Amendment to $500,000,000 Credit Agreement dated as of January 31, 2001 as filed on Form 8-K on February 8, 2001.

     *4(i) Purchase Agreement between Blount International, Inc., and an affiliate of Lehman Brothers Merchant Banking Partners II, L.P. for sale of $20,000,000 of a convertible preferred equivalent security, together with warrants for common stock, as filed on Form 8-K on March 13, 2001.

     *4(j) Amendment to $500,000,000 Credit Agreement dated as of December 3, 2001.

     *9(a) Stockholder Agreement, dated as of April 18, 1999, between Red Dog Acquisition, corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P., a Delaware limited partnership, and The Blount Holding Company, L.P., a Delaware limited partnership which was filed as Exhibit 9 to the Form 8-K/A filed April 20, 1999.

     *10(a) Form of Indemnification Agreement between Blount International, Inc., and The Blount Holding Company, L.P. filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141). *10(b) Supplemental Retirement and Disability Plan of Blount, Inc. which was filed as Exhibit 10(e) to the Annual Report of Blount, Inc., on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

     *10(c) Written description of the Management Incentive Plan of Blount, Inc., which was included within the Proxy Statement of Blount, Inc. for the Annual Meeting of Stockholders held June 27, 1994 (Commission File No. 1-7002).

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

     *10(h) Blount, Inc. Benefits Protection Trust Agreement and Amendment To ad Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

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

     *10(l) Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and John M. Panettiere filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

     *10(m) Employment Agreement, dated as of April 18, 1999 , between Blount International, Inc. and Gerald W. Bersett filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

     *10(n) Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and James S. Osterman filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

     *10(o) Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and Richard H. Irving filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

     *10(p) Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and Harold E. Layman filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

     *10(q) Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

     *10(r) Amendment to Harold E. Layman Employment Agreement dated February 3, 2000, as filed as Exhibit 10(t) to the Report on Form 10-Q for the second quarter ended June 30, 2000.

     *10(s) Employment Agreement, effective as of August 15, 2000, between Blount International, Inc. and Dennis E. Eagan and filed as Exhibit 10(s) on Form 10K for the year ended December 31, 2001.

     *10(t) Amendment to Employment Agreement between Blount International, Inc. and James S. Osterman dated February 2, 2001 filed as Exhibit 10(u) to the report on Form 10-Q for the quarter ended March 31, 2001.

     *10(u) Supplemental Executive Retirement Plan between Blount, Inc. and Richard H. Irving, III, dated May 17, 2000 and filed as Exhibit 10(u) on Form 10K for the year ended December 31, 2001.

     *10(v) Amendment to employment agreement between Blount International, Inc. and Harold E. Layman dated July 2, 2002 and filed as Exhibit 10(v) on Form 10Q for the quarter ended June 30, 2002.

     *10(w) Amendment to employment agreement between Blount International, Inc. and James S. Osterman dated March 15, 2002 and executed on July 3, 2002 and filed as Exhibit 10(w) on Form 10Q for the quarter ended June 30, 2002.

     *10(x) 1999 Stock Incentive Plan and 2000 Stock Incentive Plan of Blount International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-913-90) exhibits, which became effective June 27, 2002.

     **10(y) Amendment to employment agreement between Blount Inc. and Kenneth
O. Saito dated October 1, 2002.

     **10(z) Admendment to employment agreement between Blount International and Calvin E. Jenness dated February 14, 2002.

     **10(aa) Amendment to employment agreement between Blount International and Richard H. Irving, III dated February 14, 2002.

     **10(bb) Amendment to employment agreement between Blount International and Richard H. Irving, III dated August 19, 2002.

     **10(cc) Amendment to employment agreement between Blount International and Rodney W. Blankenship, dated February 14, 2002.

     **10(dd) Amendment to employment agreement between Blount International and Rodney W. Blankenship dated July 2, 2002.

     **10(ee) Employment agreement between Blount International, Inc. and Calvin
E. Jenness dated September 11, 2000.

     **10(ff) Employment agreement between Blount, Inc. and Kenneth O. Saito dated June 1, 1999.

     **99(.1) Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer.

     **99(.2) Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness Chief Financial Officer.

Item 6(b)   Reports on Form 8K

     On September 9, 2002 the Company filed a Form 8K regarding the issuance of a press release announcing organizational changes.

21. A list of the significant subsidiaries of Blount International, Inc. included herein on page 74.

23.  Consent of Independent Accountants included herein on page 75.

*    Incorporated by reference

** Filed electronically herewith. Copies of such exhibits may be obtained upon written request from:

                  Blount International, Inc.
                  P.O. Box 22127
                  Portland, Oregon  97269-2127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOUNT INTERNATIONAL, INC.

By:  /s/ Calvin E. Jenness
Calvin E. Jenness
Senior Vice President
and Chief Financial Officer

Dated:  March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 10, 2003


/s/ Eliot M. Fried                          /s/ William A. Shutzer
Eliot M. Fried                              William A. Shutzer
Chairman of the Board and Director          Director


/s/ Harold E. Layman                        /s/ E. Daniel James
Harold E. Layman                            E. Daniel James
Director                                    Director


/s/ R. Eugene Cartledge                     /s/ H. Corbin Day
R. Eugene Cartledge                         H. Corbin Day
Director                                    Director


/s/James S. Osterman
James S. Osterman
President and Chief Executive Officer
and Director

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, James S. Osterman, certify that:

1. I have reviewed this annual report on Form 10-K of Blount International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 10, 2003
/s/ James S. Osterman
_______________________________
James S. Osterman
President and
Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



I, Calvin E. Jenness, certify that:

1. I have reviewed this annual report on Form 10-K of Blount International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 10, 2003

/s/ Calvin E. Jenness
____________________________________
Calvin E. Jenness
Senior Vice President and
Chief Financial Officer

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


(Dollar amounts in millions)
----------------------------

       Column A            Column B       Column C        Column D (1)        Column E
    -------------       -------------  --------------  ----------------  -------------
                                            Additions
                                       --------------
                          Balance at     Charged to                         Balance at
                         Beginning of     Cost and                            End of
     Description            Period        Expenses        Deductions          Period
    -------------       -------------  --------------  ----------------  -------------


Year ended
December 31, 2002
-----------------
Allowance for doubtful
accounts receivable          $ 3.5           $ 1.5           $ 0.7           $ 4.3
                             =====           =====           =====           =====

Year ended
December 31, 2001
-----------------
Allowance for doubtful
accounts receivable          $ 3.8           $ 1.3           $ 1.6          $ 3.5
                             =====           =====           =====          =====

Year ended
December 31, 2000
-----------------
Allowance for doubtful
accounts receivable          $ 4.2             $ 0.8         $ 1.2         $ 3.8
                             =====             =====         =====         =====


(1) Principally amounts written-off less recoveries of amounts previously written-off.

                                                                    EXHIBIT 21


                        SUBSIDIARIES OF THE REGISTRANT


At December 31, 2002, consolidated, directly or indirectly, wholly-owned subsidiaries of Blount International, Inc. were as follows:


NAME OF                                              PLACE OF
SUBSIDIARY                                         INCORPORATION
----------                                         -------------

Blount, Inc.                                       Delaware

Blount Holdings Ltd.                               Canada

Blount Canada Ltd.                                 Canada

Dixon Industries Inc.                              Kansas

Gear Products, Inc.                                Oklahoma

Frederick Manufacturing Corporation                Delaware

Blount Industrial LTDA                             Brazil


The names of particular subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a "Significant Subsidiary" as of December 31, 2002.

                                                                    EXHIBIT 23


                      CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Blount International, Inc. on Form S-4 (File No. 333-92481) of our report dated February 28, 2003, on our audits of the consolidated financial statements and financial statement schedules of Blount International, Inc. and subsidiaries as of December 31, 2002 and 2001, and for the three years ended December 31, 2002, which report is included in this Annual Report on Form 10-K.




PricewaterhouseCoopers LLP

Atlanta, Georgia
February 28, 2003