Form 10-Q
period 2003-03-31
BLOUNT INTERNATIONAL INC
filed 2003-05-15
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
                                   (Mark one)

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

        Yes  X                                 No
           -----                                 -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

        Yes                                    No  X
           -----                                 -----


Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

    Class of Common Stock         Outstanding at March 31, 2003
    ---------------------         -----------------------------
       $ .01 Par Value                    30,795,862

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Financial Information

   Item 1 - Financial Statements

     Unaudited Consolidated Statements of Income (Loss) -
        three months ended March 31, 2003 and 2002                   4

     Unaudited Consolidated Balance Sheets -
        March 31, 2003 and December 31, 2002                         5

     Unaudited Consolidated Statements of Cash Flows -
        three months ended March 31, 2003 and 2002                   6

     Unaudited Consolidated Statements of Changes in
        Stockholders' Deficit - three months ended
           March 31, 2003 and 2002                                   7

     Notes to Unaudited Consolidated Financial Statements            8

   Item 2 - Management's Discussion and Analysis                    21

   Item 4 - Controls and Procedures                                 26

Part II  Other Information

   Item 6 - Exhibits and Reports on Form 8-K                        26

Signature                                                           27

Certifications                                                      28

ITEM 1 - FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries


                                                         Three Months Ended
                                                              March 31,
(Dollar amounts in millions,                          -------------------------
except per share data)                                  2003              2002
------------------------------------------------      -------           -------

Sales                                                 $122.9            $106.6
Cost of Sales                                           80.1              69.7
------------------------------------------------      ------            ------
Gross Profit                                            42.8              36.9
Selling, general and administrative expenses            24.3              22.4
Restructuring expenses                                   0.2               5.6
------------------------------------------------      ------            ------
Income from operations                                  18.3               8.9
Interest expense                                       (17.6)            (18.2)
Interest income                                          0.3               0.3
Other income (expense)                                  (0.1)             (0.6)
------------------------------------------------      ------            ------
Income (loss) before income taxes                        0.9              (9.6)
Provision (benefit) for income taxes                     0.4              (3.1)
------------------------------------------------      ------            ------
Net income (loss)                                     $  0.5            $ (6.5)
------------------------------------------------      ======            ======
Net income (loss) per common share:
  Basic                                               $ 0.02            $(0.21)
  Diluted                                             $ 0.01            $(0.21)
------------------------------------------------      ======            ======

The accompanying notes are an integral part of these financial statements.


UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                      March 31,       December 31,
                                                                     -----------      -----------
(Dollar amounts in millions, except share and per share data)           2003             2002

--------------------------------------------------------------        --------         --------
Assets
--------------------------------------------------------------        --------         --------
Current assets:
  Cash and cash equivalents                                           $  11.9          $  26.4
  Accounts receivable, net of allowance for
    doubtful accounts of $4.3 and $4.3                                   65.5             58.5
  Inventories                                                            64.2             64.8
  Deferred income taxes                                                  30.8             30.5
  Other current assets                                                   30.4             11.0
--------------------------------------------------------------        -------          -------
    Total current assets                                                202.8            191.2
Property, plant and equipment, net of accumulated
  depreciation of $182.3 and $180.5                                      91.4             90.7
Goodwill                                                                 76.9             76.9
Other assets                                                             43.6             69.2
--------------------------------------------------------------        -------          -------
Total Assets                                                          $ 414.7          $ 428.0
--------------------------------------------------------------        =======          =======
Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------------------------        -------          -------
Current liabilities:
  Notes payable and current maturities of long-term debt              $   3.5          $   3.4
  Accounts payable                                                       24.0             25.5
  Accrued expenses                                                       56.9             71.3
--------------------------------------------------------------        -------          -------
    Total current liabilities                                            84.4            100.2
Long-term debt, exclusive of current maturities                         624.2            624.1
Deferred income taxes, exclusive of current portion                       0.7
Other liabilities                                                        73.7             72.6
--------------------------------------------------------------        -------          -------
Total Liabilities                                                       783.0            796.9
--------------------------------------------------------------        -------          -------
Commitments and Contingent Liabilities
--------------------------------------------------------------        -------          -------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,795,882 outstanding                                      0.3              0.3
Capital in excess of par value of stock                                 424.3            424.3
Accumulated deficit                                                    (785.9)          (786.3)
Accumulated other comprehensive income                                   (7.0)            (7.2)
--------------------------------------------------------------        -------          -------
Total Stockholder's Deficit                                            (368.3)          (368.9)
--------------------------------------------------------------        -------          -------
Total Liabilities and Stockholders' Equity (Deficit)                  $ 414.7          $ 428.0
--------------------------------------------------------------        =======          =======

The accompanying notes are an integral part of these financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries
                                                                    Three Months Ended March 31,
                                                                    ----------------------------
(Dollar amounts in millions)                                            2003             2002
-------------------------------------------------------------------   --------         --------
Cash flows from operating activities:
         Net income (loss)                                             $   0.5          $  (6.5)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Penalty for early extinguishment of debt                                                  0.2
  Depreciation, amortization and other noncash charges                     5.2              5.8
  Deferred income taxes                                                   (0.2)            (7.5)
  Gain (loss) on disposals of property, plant & equipment                  0.1             (0.2)
  Changes in assets and liabilities, net of effects of businesses acquired and sold:
    Increase in accounts receivable                                       (7.1)            (8.1)
    (Increase) decrease in inventories                                     0.6             (3.0)
    Decrease in other assets                                               5.7              1.2
    Decrease in accounts payable                                          (1.5)            (1.2)
    Decrease in accrued expenses                                         (13.8)            (7.8)
    Increase in other liabilities                                          1.3              5.3
-------------------------------------------------------------------    -------          -------
  Net cash used in operating activities                                   (9.2)           (21.8)
-------------------------------------------------------------------    -------          -------
Cash flows from investing activities:
Proceeds from sales of property, plant & equipment                        (0.5)             0.7
Purchases of property, plant & equipment                                  (4.0)            (5.0)
Expenses from sale of discontinued operations                                              (2.5)
-------------------------------------------------------------------    -------          -------
  Net cash used in investing activities                                   (4.5)            (6.8)
-------------------------------------------------------------------    -------          -------
Cash flows from financing activities:
Reduction of long-term debt                                               (0.8)            (1.5)
Other                                                                                      (0.2)
-------------------------------------------------------------------    -------          -------
  Net cash used in financing activities                                   (0.8)            (1.7)
-------------------------------------------------------------------    -------          -------
Net decrease in cash and cash equivalents                                (14.5)           (30.3)
Cash and cash equivalents at beginning of period                          26.4             47.6
-------------------------------------------------------------------    -------          -------
Cash and cash equivalents at end of period                             $  11.9          $  17.3
-------------------------------------------------------------------    =======          =======

The accompanying notes are an integral part of these financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Blount International, Inc. and Subsidiaries

                                                                                          Accumulated
                                                               Capital       Retained        Other
(Dollar amounts in millions,                     Common        In Excess     Earnings    Comprehensive
shares in thousands)                             Stock         of Par        (Deficit)       Income        Total
-------------------------------------------     --------      -----------   -----------  --------------  ---------
THREE MONTHS ENDED MARCH 31, 2003
Balance December 31, 2002                        $ 0.3         $ 424.3     $ (786.3)       $  (7.2)     $ (368.9)
Net income                                                                      0.5                          0.5
Other comprehensive income, net:
  Foreign currency translation adjustment                                                      0.1           0.1
                                                                                                        ----------
         Comprehensive income                                                                                0.1
-------------------------------------------    --------       ---------   ----------      ----------    ----------
Balance March 31, 2003                          $  0.3         $ 424.3     $ (785.9)       $  (7.0)       (368.3)
                                               ========       =========   ==========      ==========    ==========


THREE MONTHS ENDED MARCH 31, 2002:
Balance, December 31, 2001                      $  0.3         $ 424.3     $ (780.6)       $   6.1      $ (349.9)
Net loss                                                                       (6.5)                        (6.5)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                                     (0.1)         (0.1)
                                                                                                        ----------
        Comprehensive loss                                                                                  (6.6)
-------------------------------------------    ---------      ---------   ----------      ----------    ----------
Balance March 31, 2002                          $  0.3         $ 424.3     $ (787.1)       $   6.0      $ (356.5)
                                               =========      =========   ==========      ==========    ==========




The accompanying notes are an integral part of these financial statements.


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the periods ended March 31, 2003 and 2002. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation, including the reclassification of an extraordinary loss in accordance with the Company's adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and the realignment of business segments. The reclassification of an extraordinary expense recognized in the first quarter of 2002 for penalties on extinguishment of debt resulted in increases in other expense of $0.3 million and benefit for income taxes of $0.1 million. The Company has realigned its business segments effective January 1, 2003 and now reports results in three segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The adoption of SFAS No. 143 did not have a material impact on the first quarter 2003 financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement addresses, among several items, the reporting of debt extinguishments. As a result of the adoption of SFAS No. 145, the Company has reclassified prior years' extraordinary items attributable to debt extinguishment to other income (expense) in this and all subsequent reports.

Also effective January 1, 2003, the Company's method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the accounting guidance of FASB Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. Under the provisions of FIN 45, at the time a guarantee is issued, the Company will recognize an initial liability for the fair value or market value of the obligation it assumes. The adoption of FIN 45 did not have a material impact on the first quarter 2003 financial statements.

The Company's internet home page is http://www.blount.com.


NOTE 2:
STOCK BASED COMPENSATION

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant less the amount an employee must pay to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123". If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings (loss) and net earnings (loss) per share would have been as follows:

                                                     Three months ended March 31
                                                     ---------------------------
 (Dollars in millions, except per share amounts)         2003           2002
-----------------------------------------------         ------         ------
Net income (loss), as reported                          $ 0.5         $ (6.5)

Add: Stock-based employee compensation cost, net of
tax, included in net income (loss)                        0.0            0.0

Deduct: total stock-based employee compensation
cost, net of tax, that would have been included
in net income (loss) under fair value method              0.4            0.8
                                                        ------        -------
Proforma net income (loss)                              $ 0.1         $ (7.3)
                                                        ======        =======
Basic earnings (loss) per share
  As reported                                           $ 0.02        $(0.21)
  Pro forma                                               0.00         (0.24)
Diluted earnings (loss) per share
  As reported                                             0.01         (0.21)
  Pro forma                                               0.00         (0.24)


NOTE 3:
RESTRUCTURING EXPENSES

In the first quarter of 2002, the Company incurred a restructuring charge related to the closure and relocation of the Company's headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and was subsequently adjusted to reflect transition expenses and a revision of estimates. In the fourth quarter of 2002, the Company recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between its plants within its Oregon Cutting Systems Division. In the first quarter of 2003, the Company reported an additional $0.2 million in restructuring expenses associated with the relocation project for severance expenses affecting 19 hourly employees and 4 salaried employees. The following table outlines the classification of the original expenses, the subsequent charge against the restructuring liability for these restructuring actions. Previous actions represent a 2001 plant closure, benefit modification, and reduction in headcount.


                                                       Restructuring Actions
                                    -----------------------------------------------------------
                                        Previous              Corporate Office      Asset
Recognition date                        Actions                  Relocation      Relocation
                                    -------------------       ----------------  ---------------
Balance at January 1, 2002                $ 3.1                     $ 0.0           $ 0.0
Expense                                                               5.6
Charges against liability                   0.0
                                    -------------------       ----------------  ---------------
Balance at March 31, 2002                 $ 3.1                     $ 5.6           $ 0.0
                                    ===================       ================  ================

Balance at January 1, 2003                $ 1.1                     $ 0.4           $ 1.4
Expense                                                                               0.2
Charges against liability                   0.1                       0.1
                                    -------------------       ---------------   ----------------
Balance at March 31, 2003                 $ 1.0                     $ 0.3           $ 1.6
                                    ====================      ================  ================




NOTE 4:
INVENTORIES

Inventories consist of the following (in millions):

                                                  March 31,     December 31,
                                                    2003           2002
         ---------------------------------     ------------    ------------
         Finished goods                           $ 30.5          $ 31.7
         Work in process                             9.6             9.3
         Raw materials and supplies                 24.1            23.8
         ---------------------------------        ------          ------
                                                  $ 64.2          $ 64.8
         ---------------------------------        ======          ======


NOTE 5:
SEGMENT INFORMATION

Effective January 1, 2003, the Company realigned its business segments and now reports results in three business segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment. The Lawnmower segment consists of the Company's Dixon subsidiary that historically was included in the Outdoor Products segment. Inter-segment sales are now eliminated on a separate line and historical amounts have been adjusted to reflect this change.

                                               Three Months
                                              Ended March 31,
                                            -------------------
                                               2003       2002
----------------------------------          --------   --------
Sales:
   Outdoor Products                         $ 85.2     $ 73.1
   Lawnmowers                                  7.9        7.8
   Industrial and Power Equipment             29.9       26.5
   Elimination                                (0.1)      (0.8)
----------------------------------          -------    -------
                                            $122.9     $106.6
----------------------------------          =======    =======
Operating income (loss):
   Outdoor Products                         $ 21.8     $ 16.4
   Lawnmowers                                 (0.7)      (0.3)
   Industrial and Power Equipment              0.0        0.3
   Corporate office expenses                  (2.6)      (1.9)
   Restructuring expenses                     (0.2)      (5.6)
----------------------------------          -------    -------
Income from operations                        18.3        8.9
Interest expense                             (17.6)     (18.2)
Interest income                                0.3        0.3
Other income (expense), net                   (0.1)      (0.6)
----------------------------------          -------    -------
Income (loss) from continuing
  operations before income taxes            $  0.9     $ (9.6)
----------------------------------          =======    =======


NOTE 6:
COMMITMENTS AND CONTINGENT LIABILITIES

Blount was named a potentially liable person ("PLP") by the Washington State Department of Ecology ("WDOE") in connection with the Pasco Sanitary Landfill Site ("Site"). This site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the site. It further believes that the site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. Accordingly, based both on volume and on nature of the waste, the Company believes that it is a de minimis contributor.

The current on-site monitoring program is being conducted with the WDOE by, and being funded by, certain PLPs, excluding the Company and several other PLPs. It is estimated that this study will cost between $7 million and $10 million. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute costs of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company's potential share ranged from approximately $20,000 to $250,000, with estimates of approximately $90,000 being the "reasonably most probable scenario".

The Company has accrued $75,000 at December 31, 2002 and March 31, 2003 for the potential costs of any clean-up. The Company spent $3,000 and $5,600 in the years ended December 31, 2001 and 2002 respectively to administer compliance in regards to the Pasco site, for expenses that are primarily the cost of outside counsel to provide updates on the Site status.

In July 2001, the Company's former Federal Cartridge Company subsidiary ("Federal") received notice from the Region 5 Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota ammunition manufacturing plant. The alleged violations include (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations, and (iv) improper training of certain responsible personnel. Blount retained the liability for this matter under the terms of the sale of its Sporting Equipment Group ("SEG") segment (including Federal) to Alliant Techsystems, Inc. ("ATK") as discussed in Note 5 of the 2002 Annual Report on Form 10-K.

To the knowledge of the Company, Federal has corrected the alleged violations. The Company has tendered this matter for partial indemnification to a prior owner of Federal.

In March 2002, EPA served an Administrative Complaint and Compliance Order ("Complaint") on Federal. The Complaint proposes civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. In August 2002, Federal and the EPA filed cross motions for Accelerated Decision on both liability and penalties issues with the assigned Administrative Law Judge. On December 6, 2002 the Administrative Law Judge issued an Order Granting in Part and Denying in Part EPA's Motion for Accelerated Decision and Denying Federal's Motion for Accelerated Decision ("Order"). The Order established that Federal is liable for $6,270 in civil penalties and stated the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. On January 28, 2003, EPA and Federal held an administrative hearing on both liability and penalties issues not resolved by the Order. The Administrative Law Judge will make a decision on liability and penalties following submission by EPA and Federal of Findings of Fact and Conclusions of Law ("Findings"). The EPA and Federal submitted proposed findings to the administrative law judge on May 7, 2003. It is anticipated that a ruling will be made in the near future. Nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA will have a materially adverse effect on its consolidated financial condition or operating results.

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


NOTE 7:
OTHER INFORMATION

During the three months ended March 31, 2003, net tax refunds of $4.1 million were received, while in the three months ended March 31, 2002, net tax payments of $3.4 million were made. The Company has settled its issues with the Internal Revenue Service through the 1997 fiscal year with no material adverse effect. The periods from fiscal 1998 through 2002 are still open for review. Interest paid during the three months ended March 31, 2003 and 2002 was $23.5 million and $24.3 million, respectively.

The Company's "Other Income (Expense)" includes the gains and losses on disposed assets and realized gains and losses on securities held in two rabbi trusts (see Note 7 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for information regarding these two trusts). In the three months ended March 31, 2003 and 2002, realized losses on securities in these trusts were less than $0.1 million in each period.

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). The sale included the establishment of $25.0 million escrow amount as required by the Stock Purchase Agreement between the Company and ATK to cover certain potential indemnification matters in connection with the SEG sale. As of December 31, 2002 this amount was included in other assets, but has been reclassified into other current assets as of March 31, 2003 due to the anticipated return of escrow as of March 31, 2004.


NOTE 8:
EARNINGS PER SHARE DATA

For the three months ended March 31, 2003 and 2002, net income (loss) and shares used in the earnings per share ("EPS") computations were the following amounts:

                                                     Three Months
                                                 Ended March 31,
                                            ----------------------
                                                2003         2002
------------------------------              ----------   ----------
Net income (loss)(in millions)               $   0.5      $  (6.5)
------------------------------              ==========   ==========
Shares:
   Basic EPS - weighted average
      common shares outstanding             30,795,882   30,795,882
   Dilutive effect of stock
      Options                                1,220,232
------------------------------              ----------   ----------
   Diluted EPS                              32,016,114   30,795,882
------------------------------              ==========   ==========


NOTE 9:
CONSOLIDATING FINANCIAL INFORMATION

Blount, Inc., a wholly-owned subsidiary of the Company, has two registered debt securities that have different guarantees: 1) 7% Senior notes due June 15, 2005, and 2) 13% Senior Subordinated notes due August 1, 2009. The 7% Senior notes are fully and unconditionally, jointly and severally, guaranteed by the Company. Holders have first priority interest in all the shares or other equity interest of all domestic subsidiaries and other entities, first priority mortgage on all principal domestic properties, and the pledge of 65% of outstanding shares of first tier foreign subsidiaries. These interests are held in parri passu, ratably, with the Company's secured bank lenders. The 13% Senior Subordinated notes are unconditionally guaranteed by the Company and all of the Company's domestic subsidiaries ("guarantor subsidiaries"). All guarantor subsidiaries of the 13% Senior Subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of the Company's domestic subsidiaries guarantee the 13% Senior Subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee the 13% Senior Subordinated notes. The following consolidating financial information sets forth condensed consolidating financial information, statements of operation and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For the Three Months
Ended March 31, 2003




                                                Blount                                       Non-
                                             International,    Blount,     Guarantor      Guarantor
                                                 Inc.          Inc.      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                             --------------    -------   ------------    ------------    ------------   ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                          $  80.8      $  28.8        $  47.8         $ (34.5)       $ 122.9
Cost of sales                                                     56.0         22.8           35.5           (34.2)          80.1
                                                               --------     --------       --------        --------       --------
Gross profit                                                      24.8          6.0           12.3            (0.3)          42.8
Selling, general and administrative expenses                      13.9          4.5            5.9                           24.3
Restructuring expenses                                             0.2                                                        0.2
                                                   -------     --------     --------       --------        --------       --------
Income (loss) from operations                                     10.7          1.5            6.4            (0.3)          18.3
Interest expense                                   $ (5.0)       (12.5)        (0.1)                                        (17.6)
Interest income                                                    0.2                         0.1                            0.3
Other income (expense), net                                        0.1                        (0.2)                          (0.1)
                                                   -------     --------     --------       --------        --------       --------
Income (loss) from continuing operations
  before income taxes                                (5.0)        (1.5)         1.4            6.3            (0.3)           0.9
Provision (benefit) for income taxes                 (2.3)         0.2          0.6            1.9                            0.4
                                                   -------     --------     --------       --------        --------       --------
 Income (loss) before earnings (losses)
  Of affiliated companies                            (2.7)        (1.7)         0.8            4.4            (0.3)           0.5
Equity in earnings (losses) of
  affiliated companies, net                           3.2          4.9          0.2                           (8.3)
                                                   -------     --------     --------       --------        --------       --------
Net income (loss)                                  $  0.5      $   3.2      $   1.0        $   4.4         $  (8.6)       $   0.5
                                                   =======     ========     ========       ========        ========       ========





For the Three Months
Ended March 31, 2002


                                                Blount                                       Non-
                                             International,    Blount,     Guarantor      Guarantor
                                                 Inc.          Inc.      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                             --------------    -------   ------------    ------------    ------------   ------------

STATEMENT OF OPERATIONS
-----------------------


Sales                                                        $  81.5      $  27.2          $  41.5         $ (43.6)       $106.6
Cost of sales                                                   60.3         20.4             32.3           (43.3)         69.7
                                                             --------     --------          -------        --------       -------
Gross profit                                                    21.2          6.8              9.2            (0.3)         36.9
Selling, general and administrative expenses       $  0.2       12.8          4.3              5.1                          22.4
Restructuring expenses                                           5.6                                                         5.6
                                                   -------   --------     --------         --------        --------       -------
Income (loss) from operations                        (0.2)       2.8          2.5              4.1            (0.3)          8.9
Interest expense                                     (5.3)     (17.3)        (0.2)            (0.1)            4.7         (18.2)
Interest income                                                  4.9                           0.1            (4.7)          0.3
Other income (expense), net                                     (0.4)                         (0.2)                         (0.6)
                                                   -------   --------     --------         --------        --------       -------
Income (loss) before continuing operations
  Before income taxes                                (5.5)     (10.0)         2.3              3.9            (0.3)         (9.6)
Provision (benefit) for income taxes                 (1.8)      (4.0)         0.9              1.8                          (3.1)
                                                   -------   --------     --------         --------        --------       -------
Income (loss) before earnings (losses)
  of affiliated companies                            (3.7)      (6.0)                          2.1            (0.3)         (6.5)

Equity in earnings (losses) of
  Affiliated companies, net                          (2.8)       3.2                                          (0.4)
                                                   -------   --------     --------         --------        --------       -------
Net income (loss)                                  $ (6.5)    $ (2.8)     $   1.4          $   2.1         $  (0.7)       $ (6.5)
                                                   =======   ========     ========         ========        ========       =======



March 31, 2003




                                                Blount                                       Non-
                                             International,    Blount,     Guarantor      Guarantor
                                                 Inc.          Inc.      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                             --------------    -------   ------------    ------------    ------------   ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  3.3     $  (0.3)         $  8.9                        $  11.9
  Accounts receivable, net                                       25.0        21.6            18.9                           65.5
  Intercompany receivables                                      277.7        36.0             9.6         $(323.3)
  Inventories                                                    26.1        19.7            18.4                           64.2
  Deferred income taxes                                          30.8                                                       30.8
  Other current assets                                           28.4         0.4             1.6                           30.4
                                                               -------    --------         -------        --------       --------
    Total current assets                                        391.3        77.4            57.4          (323.3)         202.8
Investments in affiliated companies           $  (22.3)         208.7                         0.2          (186.6)
Property, plant and equipment, net                               37.6        25.8            28.0                           91.4
Cost in excess of net assets of acquired
  businesses, net                                                30.3        40.1             6.5                           76.9
Other assets                                                     40.1                         3.5                           43.6
                                              ---------        -------    --------         -------        --------       --------
    Total Assets                              $  (22.3)        $708.0     $  143.3         $ 95.6         $(509.9)       $  414.7
                                              =========        =======    ========         =======        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
       of long-term debt                                       $  3.5                                                    $    3.5
  Accounts payable                                               13.2     $    4.6         $  6.2                            24.0
  Intercompany payables                       $  323.3                                                    $(323.3)
  Accrued expenses                                               42.5          6.7            7.7                            56.9
                                              ---------        -------    --------         -------        --------       --------
    Total current liabilities                    323.3           59.2         11.3           13.9          (323.3)           84.4
Long-term debt, exclusive of current maturities   19.6          604.6                                       624.2
Intercompany notes payable
Deferred income taxes, exclusive of
  current portion                                                (1.3)                        2.0                             0.7
Other liabilities                                  3.1           67.8          1.9            0.9                            73.7
                                              ---------        -------    --------         -------        --------       --------
    Total Liabilities                            346.0          730.3         13.2           16.8          (323.3)          783.0
                                              ---------        -------    --------         -------        --------       --------
Stockholders Equity (Deficit)                   (368.3)         (22.3)       130.1           78.8          (186.6)         (368.3)
    Total Liabilities and                     ---------        -------    --------         -------        --------       --------
      Stockholders' Equity (Deficit)           $ (22.3)        $708.0     $  143.3         $ 95.6         $(509.9)       $  414.7
                                              =========        =======    ========         =======        ========       ========




DECEMBER 31, 2002

                                                Blount                                       Non-
                                             International,    Blount,     Guarantor      Guarantor
                                                 Inc.          Inc.      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                             --------------    -------   ------------    ------------    ------------   ------------

BALANCE SHEET
-------------


ASSETS
Current assets:
  Cash and cash equivalents                                    $  16.3    $   (0.1)        $ 10.2                        $   26.4
  Accounts receivable, net                                        26.2        15.1           17.2                            58.5
  Intercompany receivables                                       274.7        39.3            7.3         $(321.3)
  Inventories                                                     27.5        21.4           15.9                            64.8
  Deferred income taxes                                           30.4                        0.1                            30.5
  Other current assets                                             9.2         0.5            1.3                            11.0
                                              ---------        -------    --------         -------        --------       --------
    Total current assets                                         384.3        76.2           52.0          (321.3)          191.2
Investments in affiliated companies           $ (25.7)           201.6                        0.2          (176.1)
Property, plant and equipment, net                                35.6        26.4           28.7                            90.7
Cost in excess of net assets of acquired
  businesses, net                                                 30.2        40.2            6.5                            76.9
Other assets                                                      65.9                        3.3                            69.2
                                              ---------        -------    --------         -------        --------       --------
    Total Assets                              $ (25.7)         $ 717.6    $  142.8         $ 90.7         $(497.4)       $  428.0
                                              =========        =======    ========         =======        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                          $   3.4                                                   $    3.4
payable                                                           14.0    $    5.5         $  6.0                            25.5
  Intercompany payables                       $ 321.3                                                     $(321.3)
  Accrued expenses                                                55.6         6.9            8.8                            71.3
                                              ---------        -------    --------         -------        --------       --------
    Total current liabilities                   321.3             73.0        12.4           14.8          (321.3)          100.2
Long-term debt, exclusive of current maturities  18.7            605.4                                                      624.1
Intercompany notes payable
Deferred income taxes, exclusive of
  current portion                                                 (1.9)                      1.9
Other liabilities                                 3.2             66.9         1.6           0.9                             72.6
                                              ---------        -------    --------         -------        --------       --------
    Total Liabilities                           343.2            743.4        14.0          17.6           (321.3)          796.9
                                              ---------        -------    --------         -------        --------       --------
Stockholders Equity (Deficit)                  (368.9)           (25.8)      128.8          73.1           (176.1)         (368.9)
                                              ---------        -------    --------         -------        --------       --------
    Total Liabilities and
      Stockholders' Equity (Deficit)          $ (25.7)         $ 717.6    $  142.8        $ 90.7          $(497.4)       $  428.0
                                              =========        =======    ========         =======        ========       ========





For the Three Months
Ended March 31, 2003


                                                  Blount                                      Non-
                                              International,    Blount,     Guarantor      Guarantor
                                                   Inc.          Inc.      Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                             --------------    -------    -------------    ------------  ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                   $  (1.9)        $ (7.0)      $  0.3         $ (0.6)                       $  (9.2)
Net cash provided by discontinued operations
                                               --------        -------      -------        -------        -------        --------
Net cash provided by (used in) operating
 Activities                                       (1.9)          (7.0)         0.3           (0.6)                          (9.2)
                                               --------        -------      -------        -------        -------        --------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  (0.5)                                                      (0.5)
Purchases of property, plant and equipment                       (3.1)       (0.1)           (0.8)                          (4.0)
                                               --------        -------      -------        -------        -------        --------
Net cash provided by (used in) continuing
  operations                                                     (3.6)       (0.1)           (0.8)                          (4.5)
                                               --------        -------      -------        -------        -------        --------

Net cash (used in) investing activities                          (3.6)       (0.1)           (0.8)                          (4.5)
                                               --------        -------      -------        -------        -------        --------
Cash flows from financing activities:
Reduction of long-term debt                                      (0.8)                                                      (0.8)
Advances from (to) affiliated companies            1.9           (1.5)       (0.4)
Other
                                               --------        -------      -------        -------        -------        --------
Net cash provided by (used in) financing
  activities                                       1.9           (2.3)       (0.4)            0.0                           (0.8)
                                               --------        -------      -------        -------        -------        --------
Net increase (decrease) in cash and cash
  equivalents                                                   (12.9)       (0.2)           (1.4)                          14.5
Cash and cash equivalents at beginning of period                 18.6        (0.2)            8.0                           26.4
                                               --------        -------      -------        -------        -------        --------
Cash and cash equivalents at end of period     $   0.0         $  5.7       $(0.4)         $  6.6                        $  11.9
                                               ========        =======      =======        =======        =======        ========




For the Three Months
Ended March 31, 2002

                                                  Blount                                      Non-
                                              International,    Blount,     Guarantor      Guarantor
                                                   Inc.          Inc.      Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                             --------------    -------    -------------    ------------  ------------  ------------

STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  operations                                   $  (2.9)        $(20.0)      $ 0.8          $  3.7         $ (3.4)        $ (21.8)
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   0.7                                                        0.7
Purchases of property, plant and equipment                       (3.3)       (0.2)           (1.5)                          (5.0)
Proceeds (expenses) from sale of discontinued                    (2.5)                                                      (2.5)
  operations
                                               --------        -------      -------        -------        -------        --------
Net cash (used in) investing activities                          (5.1)       (0.2)           (1.5)                          (6.8)
                                               --------        -------      -------        -------        -------        --------
Cash flows from financing activities:

Reduction of long-term debt                                      (1.5)                                                      (1.5)
Dividends paid                                                                               (3.4)           3.4

Advances from (to) affiliated companies            2.9           (2.5)       (0.4)
Other                                                            (0.2)                                      (0.2)
                                               --------        -------      -------        -------        -------        --------
Net cash provided by (used in) financing
  activities                                       2.9           (4.2)       (0.4)           (3.4)           3.4            (1.7)
                                               --------        -------      -------        -------        -------        --------
Net increase (decrease) in cash and cash
  equivalents                                                   (29.3)        0.2            (1.2)                         (30.3)
Cash and cash equivalents at beginning of period                 44.0        (1.1)            4.7                           47.6
                                               --------        -------      -------        -------        -------        --------
Cash and cash equivalents at end of period     $   0.0          $14.7       $(0.9)         $  3.5         $  0.0          $ 17.3
                                               ========        =======      =======        =======        =======        =======



NOTE 10:
DEBT AND FINANCING AGREEMENTS

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

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants; as a result, the Company was in compliance with all debt covenants as of and for the year ended December 31, 2002 and the first quarter ended March 31, 2003. While there can be no assurance, management believes the Company will comply with all debt covenants during 2003. Should the Company not comply with the covenants during 2003, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures. The covenant ratios in 2004 have not been adjusted to reflect the 2001 sale of the Sporting Equipment Group and therefore will need to be renegotiated prior to March 31, 2004.


NOTE 11:
GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets is prohibited. Also, SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization. For additional information on the impact to the Company of the adoption of SFAS No. 142, see Note 7 to the 2002 Annual Report on Form 10-K .

As of January 1, 2002 the Company's goodwill balance of $76.9 million was comprised of $43.8 million related to the Outdoor Products segment, $28.1 million related to the Industrial and Power Equipment segment, and $5.0 million related to the Lawnmower segment. There were no adjustments to the goodwill balance during the first quarter of 2003.

NOTE 12:
NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Boards Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs")created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual periods. Management has evaluated the Company for possible VIEs and believes that FIN 46 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances a contract with an initial net investment can meet the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Results for the three months ended March 31, 2003 showed improvement over the prior year highlighted by a $16.3 million or 15% increase in sales and a $7.0 million increase in net income ($0.23 per share).

Sales for the first quarter of 2003 were $122.9 million, compared to $106.6 million for the same period last year. This increase reflected higher sales in all segments, with the increase by segment ranging from 11% to 17%.

Income from operations for the first quarter of 2003 was $18.3 million compared to $8.9 million for the same period last year. This increase reflected a $5.9 million increase in gross profit, driven by higher sales volume, a $5.4 million decrease in restructuring expense, partially offset by higher SG&A expense. Total SG&A expense in the first quarter of 2003 of $24.3 million compared to $22.4 million reported in 2002. This increase of $1.9 million, or 8%, included $0.9 million due to currency exchange rates as the weaker US Dollar results in higher administrative expense in foreign locations, $0.7 million increase in pension expense, and $0.3 million increase for insurance. Restructuring expense of $0.2 million was incurred in the first quarter of 2003 for severance associated with the relocation of a production process within the Oregon Cutting Systems group. Restructuring expense of $5.6 million was incurred in the first quarter of 2002 related to the relocation of corporate headquarters from Montgomery, Alabama to Portland, Oregon.

Net income for the first quarter of 2003 was $0.5 million ($0.02 per share) compared to a net loss of $6.5 million ($0.21 per share) for the same period in 2002. Income before tax included a decrease of $0.5 million in other expense to $0.1 million reported in 2003 compared with $0.6 million in 2002. The 2002 results included $0.3 million loss on the sale of assets related to the relocation of corporate operations and $0.3 million for penalties paid on the early extinguishment of debt. A tax provision of $0.4 million in the first quarter of 2003 is $3.5 million higher than the $3.1 million benefit reported in the same period last year. The higher taxes were primarily due to higher income.


SEGMENT RESULTS

Effective January 1, 2003, the Company realigned its business segments and now reports results in three business segments: Outdoor Products, Lawnmowers, and Industrial and Power Equipment. The Lawnmower segment consists of the Company's Dixon subsidiary that historically was included in the Outdoor Products segment. Inter-segment sales are now eliminated on a separate line and historical amounts have been adjusted to reflect this change.

Sales for the Outdoor Products segment in the first quarter of 2003 were $85.2 million compared to $73.1 million in 2002, a 16.6% increase. The increase in sales was driven by stronger demand in all major geographical markets and in both OEM and replacement channels, providing a recovery from last year's performance that showed a decline compared to 2001 results. Growth in demand was especially strong for chain saw components and concrete cutting equipment, particularly in the European market. A weaker US Dollar contributed an estimated $1.8 million to the increase in sales compared to the first quarter of 2002.

Operating profit increased to $21.8 million from $16.4 million in the first quarter of 2002 reflecting the higher sales and more profitable mix. Currency exchange rates have generally had a positive effect on profit compared to last year due to the general weakening of the US Dollar, particularly against European currencies. The estimated effect on first quarter 2003 results compared to the same period last year is $0.1 million negative impact on cost of sales primarily due to the effect on manufacturing costs of a weakening US Dollar against the Canadian Dollar, and $0.8 million positive effect overall for operating profit.

Sales for the Lawnmower segment in the first quarter of 2003 were $7.9 million compared to $7.8 million in the first quarter of 2002, providing a 1.3% increase. The increase reflects sales of a new entry-level model introduced in the second quarter of 2002, partially offset by a decline in other models.

The segment's operating loss in the first quarter of 2003 was $0.7 million, compared to an operating loss of $0.3 million in the same period last year. Lower profitability is due primarily to higher employee benefit costs and a shift in product mix to smaller and lower margin units.

Sales of the Company's Industrial and Power Equipment segment in the first three months of 2003 were $29.9 million compared to $26.5 million in 2002. This 12.8% increase was driven by stronger sales of timber harvesting and loading equipment including a new product line introduced in the second quarter of 2002, and offset partially by lower demand of power transmission components as construction and utility equipment markets remain weak.

The segment's operating income in the first quarter of 2003 was at a break even level, compared to operating income of $0.3 million in the first three months of 2002. The decrease in operating income reflects the decline in power transmission components business and lower margins in the timber harvesting and loading equipment business from higher discounting on product sales.

On March 11, 2003 the Company issued a press release announcing marketing and supply agreements with Caterpiller, Inc. These agreements will expand the line of purpose-built forestry equipment currently available to dealers and customers of the Company's Forestry & Industrial Equipment Division ("FIED"). The long-term agreements with Caterpillar leverage both companies' capabilities in specific areas of the forestry business and expand the Prentice brand of track feller-bunchers and Hydro-Ax brand of wheel feller-bunchers already distributed by Blount-FIED dealers.

The Company's total backlog increased to $61.1 million at March 31, 2003 from $56.3 million at December 31, 2002 and from $45.4 million at March 31, 2002 as follows (in millions):
                                                        Backlog
                                        --------------------------------------
                                          March 31,    December 31,  March 31,
                                            2003          2002         2002
------------------------------------    ------------  ------------  ----------
Outdoor Products                           $ 51.2      $ 42.9        $ 30.1
Lawnmower                                     0.5         3.1           0.2
Industrial and Power Equipment                9.4        10.3          15.1
------------------------------------       ------      ------        ------
     Total segment backlog                 $ 61.1      $ 56.3        $ 45.4
------------------------------------       ======      ======        ======

Backlog for Outdoor Products increased 70% from a year ago due to improved customer inventory positions and current product demand. This is partially offset by lower backlog in the Industrial and Power Equipment segment due, in part, to continuing cautious market conditions and improvements in operations providing quicker production throughput.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be substantially leveraged which may adversely affect its operations. This could have important consequences for the Company, including the following:

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

Total debt at March 31, 2003 was $627.7 million compared to $627.5 million at December 31, 2002. Interest and principal payments represent significant obligations. Interest on the certain loan and credit facilities are payable in arrears according to varying interest periods. The Company's remaining liquidity needs relate to working capital needs and capital expenditures.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. The revolving credit facility has an availability of up to $75.0 million of which none was drawn as of March 31, 2003. Letters of credit issued under the revolving credit facility, which reduce the amount available under the facility, have not changed from the $11.4 million at December 31, 2002. The revolving credit facility will mature August 19, 2004. In addition, the return of $25.0 million in escrow associated with the sale of the Company's "Sporting Equipment Group" in 2001 is anticipated within 12 months.

Cash balances at March 31, 2003 were $11.9 million compared to $26.4 million at December 31, 2002. The decline in cash balance is the first quarter of 2003 is $14.5 million compared to a decline for the same period in 2002 of $30.3 million.

Cash usage for operating activities was $9.2 million in the first quarter of 2003 compared to a usage of $21.8 million for the same period in 2002. The $12.6 million decrease in usage is primarily due to a $7.5 million reduction in cash income taxes, the difference between a net refund received of $4.1 million in the first quarter of 2003 compared to net income taxes paid of $3.4 million for the same period last year, and an increase in pretax income of $5.1 million, excluding the decrease in non-cash restructuring expense of $5.4 million.

Accounts receivable at March 31, 2003 and December 31, 2002 and sales by segment for the first quarter of 2003 compared to the fourth quarter of 2002 were as follows (in millions):

                                          March 31,   December 31,  Increase
                                            2003         2002       (Decrease)
------------------------------------    ------------ ------------  ------------
Accounts Receivable:
  Outdoor Products                        $ 46.7        $ 37.9       $ 8.8
  Lawnmower                                  5.9           3.4         2.5
  Industrial and Power Equipment            12.7          16.1        (3.4)
------------------------------------      ------        ------       ------
     Total segment receivables            $ 65.3        $ 57.4       $ 7.9
------------------------------------      ======        ======       ======

                                                    Three Months Ended
                                          March 31,    December 31,  Increase
                                            2003          2002      (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                        $ 85.2        $ 83.1        $  2.1
  Lawnmower                                  7.9           9.2          (1.3)
  Industrial and Power Equipment            29.9          35.8          (5.9)
  Elimination                               (0.1)                       (0.1)
------------------------------------      -------       ------        -------
     Total segment sales                  $122.9        $128.1        $ (5.2)
------------------------------------      =======       ======        ======

The $7.9 million increase in accounts receivable from December 31, 2002 is due primarily to the timing of sales programs in the Outdoor Products and Lawnmower segments in anticipation of spring retail demand.

Net cash used for investing activities for the first three months of 2003 was $4.5 million compared to $6.8 million for the same period of 2002. Purchases for property, plant and equipment in the first quarter of 2003 are $4.0 million compared to $5.0 million for the same period last year which was higher due to the purchase of certain equipment from a company that was exiting one of its businesses. Proceeds in the first quarter of 2003 from sales of assets are ($0.5) million and are related to the 2002 sale of an office building in Montgomery, Alabama. This is $1.2 million lower than receipts of $0.7 million in the first quarter of 2002 which was due primarily to the sale of a storage warehouse. In the first quarter of 2003 there were less than $0.1 million in expenses associated with the sale of discontinued operations compared to $2.5 million in the first quarter of 2002.

Cash used in financing activities for the first three months of 2003 was $0.8 million, due to a scheduled debt repayment, compared to $1.7 million in the first quarter of 2002. The higher amount in 2002 was due to proceeds generated from the sale of assets that were applied to the reduction of long term debt.

The Company expects the cash flows from operations and amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital and capital expenditures.

Due to a decline in asset values of the Company's sponsored defined benefit plan during the past two years, the Company's annual cash contributions to the pension fund will increase in 2003 and 2004. The decline in asset value is due to overall weakness in the stock and bond markets. The estimated amount of incremental cash contributions over 2002 is estimated to be $3.7 million and $8.7 million respectively for 2003 and 2004. Furthermore, the Company adjusted its balance sheet at the end of 2002 to record a minimum pension liability in accordance with SFAS 87 "Employers' Accounting for Pensions". The adjustment resulted in a non-cash reduction of shareholder's equity by $14.2 million. The company believes that cash flow from operations and amounts available under its revolving credit agreement will be sufficient to cover the higher pension contribution levels.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Boards Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities (VIEs) in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual periods. Management has evaluated the Company for possible VIEs and believes that FIN 46 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances a contract with an initial net investment can meet the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.

FORWARD LOOKING STATEMENTS

Forward-looking statements in this release, including without limitation the Company's "expectations," "beliefs," "indications," "estimates," and their variants, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and actual results subsequent to the date of this announcement may differ materially.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in the factors that could significantly affect these controls.


PART II Other Information

Item 6(a) Exhibits

**99(.1) Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer for the quarter ended March 31, 2003.

**99(.2) Certification pursuant to section 906 of the Sarbanes-Oxley Act by Calvin E. Jenness, Chief Financial Officer for the quarter ended March 31, 2003.

Item 6(b)    Reports on Form 8-K

             On March 11, 2003 the Company filed a Form 8-K regarding the issuance of a press release announcing a marketing agreement with Caterpiller Inc.

             On March 19, 2003 the Company filed a Form 8-K regarding the availability of certain data presented by one of its executive officers at the Lehman Brothers 2003 High Yield Bond and Syndicated Loan Conference in Orlando, Florida on March 19, 2003.

             On May 13, 2003 the Company released on Form 8-K its financial results and public release for the first quarter 2003.

** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  May 15, 2003                         /s/ Calvin E. Jenness
                                        ---------------------------------------
                                                  Calvin E. Jenness
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003

/s/ James S. Osterman
------------------------------------
James S. Osterman
President and
Chief Executive Officer