Form 10-Q
period 2003-06-30
BLOUNT INTERNATIONAL INC
filed 2003-08-15
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q
      (Mark one)

          {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                 Yes  X                               No
                 ------                               ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

                 Yes                                  No   X
                 ------                               ------

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

           Class of Common Stock       Outstanding at June 30, 2003
           ---------------------       ----------------------------
             $ .01 Par Value                    30,814,073

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Financial Information

   Item 1 - Financial Statements

     Unaudited Consolidated Statements of Income (Loss) -
        three and six months ended June 30, 2003 and 2002            4

     Unaudited Consolidated Balance Sheets -
        June 30, 2003 and December 31, 2002                          5

     Unaudited Consolidated Statements of Cash Flows -
        six months ended June 30, 2003 and 2002                      6

     Unaudited Consolidated Statements of Changes in
        Stockholders' Deficit - three and six months ended
        June 30, 2003 and 2002                                       7

     Notes to Unaudited Consolidated Financial Statements            8

   Item 2 - Management's Discussion and Analysis                    24

   Item 4 - Controls and Procedures                                 31

Part II   Other Information

   Item 6 - Exhibits and Reports on Form 8-K                        31

Signature                                                           33

ITEM 1 - FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries


                                          Three Months            Six Months
                                          ended June 30,         ended June 30,
(Dollar amounts in millions,          --------------------  --------------------
except per share data)                  2003        2002      2003        2002
-----------------------------------   ---------  ---------  ---------  ---------

Sales                                 $ 131.2    $ 123.3    $ 254.1    $ 229.9
Cost of Sales                            86.5       81.2      166.6      150.9
-----------------------------------   ---------  ---------  ---------  ---------
Gross Profit                             44.7       42.1       87.5       79.0
Selling, general and
  administrative expenses                25.4       23.0       49.7       45.4
Restructuring expenses                    0.0       (0.1)       0.2        5.5
-----------------------------------   ---------  ---------  ---------  ---------
Income from operations                   19.3       19.2       37.6       28.1
Interest expense                        (17.7)     (18.1)     (35.3)     (36.3)
Interest income                           0.2        0.2        0.5        0.5
Other expense                            (3.0)      (0.5)      (3.1)      (1.2)
-----------------------------------   ---------  ---------  ---------  ---------
Income (loss) before income taxes        (1.2)       0.8       (0.3)      (8.9)
Provision (benefit) for income
  taxes                                  (0.5)       0.3       (0.1)      (2.9)
-----------------------------------   ---------  ---------  ---------  ---------
Net income (loss)                     $  (0.7)   $   0.5    $  (0.2)   $  (6.0)
-----------------------------------   =========  ========   =========  =========
Net income (loss) per common share:
  Basic                               $  (0.02)  $   0.02   $  (0.01)  $  (0.19)
  Diluted                                (0.02)      0.02      (0.01)     (0.19)
-----------------------------------   =========  ========   =========  =========

The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                 June 30,  December 31,
                                                                ---------   ----------
(Dollar amounts in millions, except share and per share data)      2003        2002

-------------------------------------------------------------   ---------   ---------
Assets
-------------------------------------------------------------   ---------   ---------
Current assets:
  Cash and cash equivalents                                     $  24.7     $  26.4
  Accounts receivable, net of allowance for
    doubtful accounts of $3.5 and $4.3                             58.7        58.5
  Inventories                                                      64.3        64.8
  Deferred income taxes                                            30.5        30.5
  Other current assets                                             11.6        11.0
-------------------------------------------------------------   ---------   ---------
    Total current assets                                          189.8       191.2
Property, plant and equipment, net of accumulated
  depreciation of $185.0 and $180.5                                90.9        90.7
Goodwill                                                           76.9        76.9
Other assets                                                       49.5        69.2
-------------------------------------------------------------   ---------   ---------
Total Assets                                                    $ 407.1     $ 428.0
-------------------------------------------------------------   =========   =========
Liabilities and Stockholders' Equity (Deficit)
-------------------------------------------------------------   ---------   ---------
Current liabilities:
  Notes payable and current maturities of long-term debt        $   5.0     $   3.4
  Accounts payable                                                 22.7        25.5
  Accrued expenses                                                 65.4        71.3
-------------------------------------------------------------   ---------   ---------
    Total current liabilities                                      93.1       100.2
Long-term debt, exclusive of current maturities                   606.2       624.1
Deferred income taxes, exclusive of current portion                 1.1
Other liabilities                                                  74.6        72.6
-------------------------------------------------------------   ---------   ---------
Total Liabilities                                                 775.0       796.9
-------------------------------------------------------------   ---------   ---------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,814,073 outstanding                                0.3         0.3
Capital in excess of par value of stock                           424.5       424.3
Accumulated deficit                                              (786.6)     (786.3)
Accumulated other comprehensive income                             (6.1)       (7.2)
-------------------------------------------------------------   ---------   ---------
Total Stockholder's Deficit                                      (367.9)     (368.9)
-------------------------------------------------------------   ---------   ---------
Total Liabilities and Stockholders' Equity (Deficit)            $ 407.1     $ 428.0
-------------------------------------------------------------   =========   =========

The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                                Six Months Ended June 30,
                                                                -------------------------
(Dollar amounts in millions)                                       2003           2002
-------------------------------------------------------------   ----------     ----------
Cash flows from operating activities:
Net loss                                                         $ (0.2)        $ (6.0)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Early extinguishment of debt                                      2.8            0.3
  Depreciation, amortization and other non-cash charges            10.5           11.0
  Deferred income taxes                                             0.5           (9.1)
  Loss on disposals of property, plant & equipment                  0.2            0.9
  Changes in assets and liabilities, net of effects of
   businesses acquired and sold:
    Increase in accounts receivable                                (0.2)          (2.2)
    Decrease (increase) in inventories                              0.5           (0.5)
    Decrease in other assets                                       24.1            2.5
    (Decrease) increase in accounts payable                        (2.7)           3.5
    Decrease in accrued expenses                                   (5.5)          (1.6)
    Increase in other liabilities                                   2.8           10.0
-------------------------------------------------------------    ------         ------
  Net cash provided by operating activities                        32.8            8.8
-------------------------------------------------------------    ------         ------
Cash flows from investing activities:
Proceeds (payments) from sales of property, plant & equipment      (0.4)           2.4
Purchases of property, plant & equipment                           (6.8)          (9.4)
Expenses from sale of discontinued operations                                    (14.3)
-------------------------------------------------------------    ------         ------
  Net cash used in investing activities                            (7.2)         (21.3)
-------------------------------------------------------------    ------         ------
Cash flows from financing activities:
Net increase in short-term borrowing                                1.6
Issuance of long-term debt                                        113.0
Reduction of long-term debt                                      (132.4)          (4.2)
Other financing activities                                         (9.5)          (0.3)
-------------------------------------------------------------    ------         ------
  Net cash used in financing activities                           (27.3)          (4.5)
-------------------------------------------------------------    ------         ------
Net decrease in cash and cash equivalents                          (1.7)         (17.0)
Cash and cash equivalents at beginning of period                   26.4           47.6
-------------------------------------------------------------    ------         ------
Cash and cash equivalents at end of period                       $ 24.7         $ 30.6
-------------------------------------------------------------    ======         ======

The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                              Accumulated
                                                         Capital   Retained     Other
(Dollar amounts in millions,                   Common   In Excess  Earnings  Comprehensive
shares in thousands)                            Stock    of Par    (Deficit)    Income       Total
-----------------------------------------     -------   ---------  ---------   ---------    -------
THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2003

Balance March 31, 2003                          $0.3     $424.3    $(785.9)     $(7.0)      $(368.3)
Net loss                                                              (0.7)                    (0.7)
Exercised stock options                                     0.2                                 0.2
Other comprehensive income, net:
  Foreign currency translation adjustment                                         0.7           0.7
  Unrealized gains                                                                0.2           0.2
                                                                                            -------
      Comprehensive income                                                                      0.4
-----------------------------------------       ----     ------    -------      -----       -------
Balance June 30, 2003                           $0.3     $424.5    $(786.6)     $(6.1)      $(367.9)
                                                ====     ======    =======      =====       =======

Balance December 31, 2002                       $0.3     $424.3    $(786.3)     $(7.2)      $(368.9)
Net loss                                                              (0.2)                    (0.2)
Exercised stock options                                     0.2                                 0.2
Other comprehensive income, net:
  Foreign currency translation adjustment                                         0.8           0.8
  Unrealized gains                                                                0.2           0.2
                                                                                            -------
      Comprehensive income                                                                      1.0
-----------------------------------------       ----     ------    -------      -----       -------
Balance June 30, 2003                           $0.3     $424.5    $(786.6)     $(6.1)      $(367.9)
                                                ====     ======    =======      =====       =======

THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2002:

Balance March 31, 2002                          $0.3     $424.3    $(787.1)     $6.0        $(356.5)
Net income                                                             0.5                      0.5
Other comprehensive loss, net:
  Foreign currency translation adjustment                                        1.0            1.0
  Unrealized losses                                                             (0.5)          (0.5)
                                                                                            -------
      Comprehensive loss                                                                        1.0
-----------------------------------------       ----     ------    -------      ----        -------
Balance June 30, 2002                           $0.3     $424.3    $(786.6)     $6.5        $(355.5)
                                                ====     ======    =======      ====        =======

Balance December 31, 2001                       $0.3     $424.3    $(780.6)     $6.1        $(349.9)
Net loss                                                              (6.0)                    (6.0)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                        0.9            0.9
  Unrealized losses                                                             (0.5)          (0.5)
                                                                                            -------
      Comprehensive loss                                                                       (5.6)
-----------------------------------------       ----     ------    -------     -----        -------
Balance June 30, 2002                           $0.3     $424.3    $(786.6)     $6.5        $(355.5)
                                                ====     ======    =======     =====        =======

The accompanying notes are an integral part of these financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2003 and the results of operations and cash flows for the periods ended June 30, 2003 and 2002. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The adoption of SFAS No. 143 has not had a material impact on the 2003 financial statements.

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

Effective January 1, 2003, the Company's method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others."   The interpretation expands on the accounting guidance of FASB
Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. Under the provisions of FIN 45, at the time a guarantee is issued, the Company will recognize an initial liability for the fair value or market value of the obligation it assumes. The adoption of FIN 45 has not had a material impact on the 2003 financial statements.

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


                                           Three months         Six months
                                          ended June 30,      ended June 30,
(Dollars in millions,                    ------------------   -----------------
 except per share amounts)                 2003      2002      2003       2002
------------------------------------     --------  --------   --------  -------
Net income (loss), as reported            $(0.7)     $0.5     $(0.2)    $(6.0)

Add: Stock-based employee compensation
cost, net of tax, included in net
income (loss)                               0.1                 0.1

Deduct: total stock-based employee
compensation cost, net of tax, that would
have been included in net income (loss)
under fair value method                     0.3       0.4       0.7       1.2
                                          -----      ----     -----     -----
Proforma net income (loss)                $(0.9)     $0.1     $(0.8)    $(7.2)
                                          =====      ====     =====     =====
Basic earnings (loss) per share
  As reported                            $(0.02)     $0.02   $(0.01)   $(0.19)
  Pro forma                               (0.03)      0.00    (0.03)    (0.23)
Diluted earnings (loss) per share
  As reported                             (0.02)      0.02    (0.01)    (0.19)
  Pro forma                               (0.03)      0.00    (0.03)    (0.23)


NOTE 3:
RESTRUCTURING EXPENSES

In the first quarter of 2002, the Company incurred a restructuring charge related to the closure and relocation of the Company's headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and was subsequently adjusted to reflect transition expenses and a revision of estimates. In the fourth quarter of 2002, the Company recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between its plants within its Oregon Cutting Systems Group. In the first quarter of 2003, the Company reported an additional $0.2 million in restructuring expenses associated with this Oregon Cutting Systems Group relocation project for severance expenses affecting 19 hourly employees and 4 salaried employees. The following table outlines the classification of the original expenses, and the subsequent charge against the restructuring liability for these restructuring actions. Previous actions represent a 2001 plant closure, benefit modification, and reduction in headcount. These expenses are included in accrued expenses.

                                           Restructuring Actions
                          -----------------------------------------------------

                             Previous         Corporate Office       Asset
Recognition date              Actions            Relocation        Relocation
                          -----------------  ---------------- ----------------
Balance at January 1, 2002        $3.1
Expense/Adjustments               (0.3)           $ 5.2
Charges against liability         (0.1)            (0.4)
                                 -----            -----             -----
Balance at June 30, 2002         $ 2.7            $ 4.8             $ 0.0
                                 =====            =====             =====

Balance at January 1, 2003       $ 1.1            $ 0.4            $ 1.4
Expense/Adjustments                                                   0.2
Charges against liability         (0.3)            (0.2)            (0.3)
                                 -----            -----             -----
Balance at June 30, 2003         $ 0.8            $ 0.2            $ 1.3
                                 =====            =====             =====


NOTE 4:
INVENTORIES

Inventories consist of the following (in millions):

                                                  June 30,     December 31,
                                                    2003           2002
         ---------------------------------     ------------    ------------
         Finished goods                           $ 32.5          $ 31.8
         Work in process                             9.0             9.3
         Raw materials and supplies                 22.8            23.7
         ---------------------------------        ------          ------
           Total Inventories                      $ 64.3          $ 64.8
         ---------------------------------        ======          ======


NOTE 5:
SEGMENT INFORMATION

Effective January 1, 2003, the Company realigned its business segments and began reporting results in three business segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment. The Lawnmower segment consists of the Company's Dixon subsidiary that historically was included in the Outdoor Products segment. Inter-segment sales are now eliminated on a separate line and historical amounts have been adjusted to reflect this change.

                                           Three months         Six months
                                          ended June 30,      ended June 30,
(Dollars in millions)                    ------------------   -----------------
                                           2003      2002      2003       2002
------------------------------------     --------  --------   --------  -------

Sales:
   Outdoor Products                      $ 87.9    $ 77.0     $173.1     $150.1
   Lawnmower                               10.2      13.5       18.1       21.3
   Industrial and Power Equipment          33.2      32.8       63.1       59.3
   Elimination                             (0.1)                (0.2)      (0.8)
------------------------------------     ------    ------     ------     ------
   Total Sales                           $131.2    $123.3     $254.1     $229.9
------------------------------------     ======    ======     ======     ======
Operating income (loss):
   Outdoor Products                      $ 21.1    $ 17.3     $ 42.9     $ 33.7
   Lawnmower                                0.4       1.6       (0.3)       1.3
   Industrial and Power Equipment           0.9       1.4        0.9        1.7
   Corporate expense/Elimination           (3.1)     (1.2)      (5.7)      (3.1)
   Restructuring expenses                             0.1       (0.2)      (5.5)
------------------------------------     ------    ------     ------     ------
Income from operations                     19.3      19.2       37.6       28.1
Interest expense                          (17.7)    (18.1)     (35.3)     (36.3)
Interest income                             0.2       0.2        0.5        0.5
Other income (expense), net                (3.0)     (0.5)      (3.1)      (1.2)
------------------------------------     ------    ------     ------     ------
Income (loss) from continuing
  Operations before income taxes         $ (1.2)   $  0.8     $(0.3)     $ (8.9)
------------------------------------     ======    ======     =====      ======


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

The current on-site monitoring program is being conducted with the WDOE by, and being funded by certain PLPs, excluding the Company and several other PLPs. It is estimated that this study will cost between $7 million and $10 million. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute to the cost of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company's potential share ranged from approximately $20,000 to $250,000, with estimates of approximately $90,000 being the "reasonably most probable".

The Company had accrued $75,000 at December 31, 2002 and June 30, 2003 for the potential costs of any clean-up. The Company spent $3,000 and $5,600 in the years ended December 31, 2001 and 2002 respectively for expenses that are primarily the cost of outside counsel to provide updates on the Site status.

In July 2001, the Company's former Federal Cartridge Company subsidiary ("Federal") received notice from the Region 5 Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota ammunition manufacturing plant. The alleged violations include (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations and (iv) improper training of certain responsible personnel. Blount retained the liability for this matter under the terms of the sale of its Sporting Equipment Group ("SEG") segment (including Federal) to Alliant Techsystems, Inc. ("ATK") as discussed in Note 5 of the 2002 Annual Report on Form 10-K.

To the knowledge of the Company, Federal has corrected the alleged violations. The Company has tendered this matter for partial indemnification to a prior owner of Federal.

In March 2002, EPA served an Administrative Complaint and Compliance Order ("Complaint") on Federal. The Complaint proposes civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. In August 2002, Federal and the EPA filed cross motions for Accelerated Decision on both liability and penalties issues with the assigned Administrative Law Judge. On December 6, 2002 the Administrative Law Judge issued an Order Granting in Part and Denying in Part the EPA's Motion for Accelerated Decision and Denying Federal's Motion for Accelerated Decision ("Order"). The Order established that Federal is liable for $6,270 in civil penalties and stated the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. On January 28, 2003, EPA and Federal held an administrative hearing on both liability and penalties issues not resolved by the Order. The Administrative Law Judge will make a decision on liability and penalties following submission by EPA and Federal of Findings of Fact and Conclusions of Law ("Findings").
The EPA and Federal submitted proposed findings to the Administrative Law Judge on May 7, 2003. It is anticipated that a ruling will be made in the near future. Nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA will have a materially adverse effect on its consolidated financial condition or operating results.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. One such suit resulted in the Company paying its self-insured retention of $1.0 million during the second quarter. In addition, the Company is a party to a number of other suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.


NOTE 7:
OTHER INFORMATION

During the six months ended June 30, 2003 net tax payments of $3.6 million were made compared to $4.9 million last year. The Company has settled its issues with the Internal Revenue Service through the 1997 fiscal year with no material adverse effect. The periods from fiscal 1998 through 2002 are still open for review. Interest paid during the six months ended June 30, 2003 and 2002 was $32.9 million and $32.4 million, respectively. Included in this year's amounts are $5.6 million of taxes and $1.3 million of interest paid in Canada for settlement of returns through 1999.

The Company's "Other Income (Expense)" includes the gains and losses on disposed assets and liabilities. Included in the results for the second quarter and six months ended June 30, 2003 is a $3.1 million loss on deferred financing costs related to the extinguishment of its term loans and revolving credit facilities. This is partially offset by a gain of $0.3 million on the extinguishment of a portion of its 13% Senior Subordinated notes. In the first quarter of 2002, the Company sold a storage warehouse in Montgomery, Alabama that resulted in a gain of $0.2 million and also recorded an anticipated loss on the sale of corporate assets of $0.4 million in conjunction with the closure of the corporate headquarters. An expense of $0.3 million was also recorded in the first quarter of 2002 for penalties related to the early repayment of debt. In the second quarter of 2002 the Company sold a fractional interest in an aircraft and realized a loss of $0.6 million.

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). The sale included the establishment of a $25.0 million escrow account as required by the Stock Purchase Agreement between the Company and ATK to cover certain potential indemnification matters in connection with the SEG sale. As of December 31, 2002 this amount was included in other assets, but was reclassified into other current assets as of March 31, 2003. These funds were returned to the Company on May 21, 2003.


NOTE 8:
EARNINGS PER SHARE DATA

For the three months and six months ended June 30, 2003 and 2002, net income
(loss) and shares used in the earnings per share ("EPS") computations were the following amounts:

                                      Three months           Six months
                                     ended June 30,        ended June 30,
(Dollars in millions,             ---------------------  -------------------
 except per share amounts)            2003       2002        2003       2002
--------------------------------    -------    -------     -------    -------
Net income (loss), as reported       $(0.7)      $0.5       $(0.2)     $(6.0)
--------------------------------  ========== ==========  ========== ==========
Shares:
   Basic EPS - weighted average   30,808,010 30,795,882  30,801,946 30,795,882
      Common shares outstanding
   Dilutive effect of stock
     options                                  1,049,871
--------------------------------  ---------- ----------  ---------- ----------
   Diluted EPS                    30,808,010 31,845,753  30,801,946 30,795,882
--------------------------------  ========== ==========  ========== ==========


NOTE 9:
CONSOLIDATING FINANCIAL INFORMATION

Blount, Inc., a wholly-owned subsidiary of the Company, has two registered debt securities that have different guarantees: 1) 7% Senior notes due June 15, 2005, and 2) 13% Senior Subordinated notes due August 1, 2009. The 7% Senior notes are fully and unconditionally, jointly and severally, guaranteed by the Company. Holders have first priority interest in all the shares or other equity interest of all domestic subsidiaries and other entities, first priority mortgage on all principal domestic properties, and the pledge of 65% of outstanding shares of first tier foreign subsidiaries. These interests are held in parri passu, ratably, with the Company's secured lenders. The 13% Senior Subordinated notes are unconditionally guaranteed by the Company and all of the Company's domestic subsidiaries ("guarantor subsidiaries"). All guarantor subsidiaries of the 13% Senior Subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of the Company's domestic subsidiaries guarantee the 13% Senior Subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee the 13% Senior Subordinated notes. The following consolidating financial information sets forth condensed consolidating financial information, statements of operation and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non- Guarantor Subsidiaries (in millions).




BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the Six Months
Ended June 30, 2003


                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                            $164.4    $  60.0         $ 97.3         $(67.6)         $254.1
Cost of sales                                     115.9       47.0           71.8          (68.1)          166.6
                                                 ------    -------         ------         ------          ------
Gross profit                                       48.5       13.0           25.5            0.5            87.5
Selling, general and administrative                29.5        8.2           12.0                           49.7
  expenses
Restructuring expenses                                         0.2                                           0.2
                                    -----        ------    -------         ------         ------          ------
Income (loss) from operations                      19.0        4.6           13.5            0.5            37.6
Interest expense                    $(9.9)        (23.7)      (0.3)          (1.4)                         (35.3)
Interest income                                     0.3                       0.2                            0.5
Other income (expense), net                        (2.6)                     (0.5)                          (3.1)
                                    -----        ------    -------         ------         ------          ------

Income (loss) before income taxes    (9.9)         (7.0)       4.3           11.8            0.5            (0.3)
Provision (benefit) for income
  taxes                              (4.0)         (6.8)       1.7            9.0                           (0.1)
                                    -----        ------    -------         ------         ------          ------
Income (loss) before earnings
  (losses) of affiliated companies   (5.9)         (0.2)       2.6            2.8            0.5            (0.2)
Equity in earnings (losses) of
  affiliated companies, net           5.7           5.9        0.2                         (11.8)
                                    -----        ------    -------         ------         ------          ------
Net income (loss)                   $(0.2)       $  5.7    $   2.8         $  2.8         $(11.3)         $ (0.2)
                                    =====        ======    =======         ======         ======          ======






For the Three Months
Ended June 30, 2003




                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------
STATEMENT OF OPERATIONS
-----------------------



Sales                                           $  83.6      $  31.2       $  49.5         $(33.1)          $131.2
Cost of sales                                      59.9         24.3          36.3          (34.0)            86.5
                                                -------      -------       -------         ------           ------
Gross profit                                       23.7          6.9          13.2            0.9             44.7
Selling, general and                               15.4          3.9           6.1                            25.4
  administrative expenses
Restructuring expenses
                                  -------       -------      -------       -------         ------           ------
Income (loss) from operations        (0.0)          8.3          3.0           7.1            0.9             19.3
Interest expense                     (5.0)        (11.2)        (0.1)         (1.4)                          (17.7)
Interest income                                     0.2                                                        0.2
Other income (expense), net                        (2.7)                      (0.3)                           (3.0)
                                  -------       -------      -------       -------         ------           ------
Income (loss) before income taxes $  (5.0)         (5.4)         2.9           5.4            0.9             (1.2)
Provision (benefit) for
  income taxes                       (1.7)         (7.0)         1.1           7.1                            (0.5)
                                  -------       -------      -------       -------         ------           ------
Income (loss) before earnings
  (losses) of affiliated companies   (3.3)          1.6          1.8          (1.7)           0.9             (0.7)

Equity in earnings (losses) of
  Affiliated companies, net           2.6           1.0                                      (3.6)

Net income (loss)                 $  (0.7)      $   2.6      $   1.8       $  (1.7)        $ (2.7)          $ (0.7)
                                  =======       =======      =======       =======         ======           ======


For the Six Months
Ended June 30, 2002


                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------
STATEMENT OF OPERATIONS
-----------------------


Sales                                           $ 144.2    $  61.5       $  80.0          $ (55.8)         $229.9
Cost of sales                                      97.8       46.6          61.7            (55.2)          150.9
                                    ------      -------    -------       -------          -------          ------
Gross profit                                       46.4       14.9          18.3             (0.6)           79.0
Selling, general and administrative
   expenses                          $ 0.3         26.1        8.8          10.2                             45.4
Restructuring expenses                              5.5                                                       5.5
                                    ------      -------    -------       -------          -------          ------
Income (loss) from operations         (0.3)        14.8        6.1           8.1             (0.6)           28.1
Interest expense                     (10.6)       (34.6)      (0.3)         (0.2)             9.4           (36.3)
Interest income                                     9.7                      0.2             (9.4)            0.5
Other income (expense), net                        (0.8)                    (0.4)                            (1.2)
                                    ------      -------    -------       -------          -------          ------
Income (loss) before income taxes    (10.9)       (10.9)       5.8           7.7             (0.6)           (8.9)
Provision (benefit) for
income taxes                          (3.5)        (4.2)       2.2           2.6                             (2.9)
                                    ------      -------    -------       -------          -------          ------

Income (loss) before earnings
   (losses) of affiliated companies   (7.4)        (6.7)       3.6           5.1             (0.6)           (6.0)
Equity in earnings (losses) of
   affiliated companies, net           1.4          8.1                                      (9.5)
                                    -------     -------    -------       -------          -------          ------
Net income (loss)                   $ (6.0)     $   1.4    $   3.6       $   5.1          $ (10.1)         $ (6.0)
                                    =======     =======    =======       =======          =======          ======


For the Three Months
Ended June 30, 2002

                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                            $  62.7    $  34.3        $ 38.5          $ (12.2)        $123.3
Cost of sales                                       37.6       26.2          29.3            (11.9)          81.2
                                   --------      --------   --------       -------         ---------       -------
Gross profit                                        25.1        8.1           9.2             (0.3)          42.1
Selling, general and administrative
   expenses                         $  0.1          13.3        4.5           5.1                            23.0
Restructuring expenses                              (0.1)                                                    (0.1)
                                   --------      --------   --------       -------         ---------       -------
Income (loss) from operations         (0.1)         11.9        3.6           4.1             (0.3)          19.2
Interest expense                      (5.4)        (17.2)      (0.1)         (0.1)             4.7          (18.1)
Interest income                                      4.8                      0.1             (4.7)           0.2
Other income (expense), net                         (0.3)                    (0.2)                           (0.5)
                                   --------      --------   --------       -------         ---------       -------
Income (loss) before income taxes     (5.5)         (0.8)       3.5           3.9             (0.3)           0.8
Provision (benefit) for income
  taxes                               (1.8)         (0.1)       1.3           0.9                             0.3
                                   --------      --------   --------       -------         ---------       -------
Income (loss) before earnings
  (losses) of affiliated companies    (3.7)         (0.7)       2.2           3.0             (0.3)           0.5

Equity in earnings (losses) of
  Affiliated companies, net           (4.2)          4.9                                      (9.1)
                                   --------      --------   --------       -------         ---------       -------
Net income (loss)                   $  0.5       $   4.2    $   2.2        $  3.0          $  (9.4)        $  0.5
                                   ========      ========   ========       =======         =========       =======


June 30, 2003


                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------

BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  11.7    $  (0.6)      $  13.6                          $  24.7
  Accounts receivable, net                          28.3       12.8          17.6                             58.7
  Intercompany receivables                         265.9       48.6          10.9      $(325.4)
  Inventories                                       23.5       19.9          20.9                             64.3
  Deferred income taxes                             30.5                                                      30.5
  Other current assets                               9.5        0.4           1.7                             11.6
                                                 -------    -------       -------      --------            -------
    Total current assets                           369.4       81.1          64.7       (325.4)              189.8
Investments in affiliated companies  $ (19.0)      211.6                      0.3       (192.9)
Property, plant and equipment, net                  37.7       25.3          27.9                             90.9
Cost in excess of net assets of
  acquired businesses, net                          30.2       40.1           6.6                             76.9
Other assets                                        45.6                      3.9                             49.5
                                                 -------    -------       -------      --------            -------
    Total Assets                     $ (19.0)    $ 694.5    $ 146.5       $ 103.4      $(518.3)            $ 407.1
                                     ========    =======    =======       =======      ========            =======


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current
    maturities of long-term debt                 $   4.2                  $   0.8                          $   5.0
  Accounts payable                                  12.6    $   4.6           5.5                             22.7
  Intercompany payables              $ 325.4                                          $(325.4)
  Accrued expenses                                  48.9        6.4          10.1                             65.4
                                     -------     -------    -------       -------     --------             -------
    Total current liabilities          325.4       65.7        11.0          16.4      (325.4)                93.1
Long-term debt, exclusive of
  current maturities                    20.4      585.8                                                      606.2
Deferred income taxes, exclusive of
  current portion                                  (1.2)                      2.3                              1.1
Other liabilities                        3.1       63.1        2.3            6.1                             74.6
                                     --------    -------    -------       --------    --------             --------
     Total Liabilities                 348.9      713.4       13.3           24.8      (325.4)               775.0
                                     --------    -------    -------       --------    --------             --------
Stockholders Equity (Deficit)         (367.9)     (18.9)     133.2           78.6      (192.9)              (367.9)
    Total Liabilities and            --------    -------    -------       --------    --------             --------
      Stockholders' Equity (Deficit)  $(19.0)    $694.5    $ 146.5        $ 103.4     $(518.3)             $ 407.1
                                     ========    =======   =======        ========    ========             ========




DECEMBER 31, 2002


                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------

BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                     $  16.3     $ (0.1)     $   10.2                          $  26.4
  Accounts receivable, net                         26.2       15.1          17.2                             58.5
  Intercompany receivables                        274.7       39.3           7.3         $(321.3)
  Inventories                                      27.5       21.4          15.9                             64.8
  Deferred income taxes                            30.4                      0.1                             30.5
  Other current assets                              9.2        0.5           1.3                             11.0
                                                --------    -------     ---------        --------         --------
    Total current assets                          384.3       76.2          52.0          (321.3)           191.2
Investments in affiliated
  companies                       $ (25.7)        201.6                      0.2          (176.1)
Property, plant and
  equipment, net                                   35.6       26.4          28.7                             90.7
Cost in excess of net assets
  of acquired businesses, net                      30.2       40.2           6.5                             76.9
Other assets                                       65.9                      3.3                             69.2
                                  --------      --------   --------     ---------        --------         --------
    Total Assets                  $ (25.7)      $ 717.6    $ 142.8       $  90.7         $(497.4)         $ 428.0
                                  ========      ========   ========     =========        ========         ========


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current
    maturities of long-term debt                $   3.4                                                   $   3.4
Accounts payable                                   14.0    $   5.5       $   6.0                             25.5
  Intercompany payables           $ 321.3                                               $(321.3)
  Accrued expenses                                 55.6        6.9           8.8                             71.3
                                  --------      --------   --------     ---------       ---------         --------
    Total current liabilities       321.3          73.0       12.4          14.8         (321.3)            100.2
Long-term debt, exclusive of
  current maturities                 18.7          605.4                                                    624.1
Deferred income taxes, exclusive
  of current portion                                (1.9)                    1.9
Other liabilities                     3.2           66.9       1.6           0.9                             72.6
                                  --------      --------   --------     ---------       ---------         --------
    Total Liabilities               343.2          743.4      14.0          17.6         (321.3)            796.9
                                  --------      --------   --------     ---------       ---------         --------
Stockholders Equity (Deficit)      (368.9)         (25.8)    128.8          73.1         (176.1)           (368.9)
                                  --------      --------   --------     ---------       ---------         --------
  Total Liabilities and
  Stockholders' Equity (Deficit)  $ (25.7)       $ 717.6   $ 142.8       $  90.7        $(497.4)          $ 428.0
                                  ========      ========   ========     =========       =========         ========




For the Six Months
Ended June 30, 2003


                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------

STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in)
  operating activities            $  (4.1)      $  30.2    $  1.0         $   5.7                         $  32.8
                                  --------      -------    -------        --------       ---------        --------
Cash flows from investing
  activities:
Proceeds from sales of property,
  plant and equipment                             (0.4)                                                     (0.4)
Purchases of property, plant and
  equipment                                       (4.3)      (0.7)           (1.8)                          (6.8)
                                  --------      -------    -------        --------       ---------        --------
Net cash (used in) investing
  activities                                      (4.7)      (0.7)           (1.8)                          (7.2)
                                  --------      -------    -------        --------       ---------        --------
Cash flows from financing
  activities:
Net increase in short-term
  borrowings                                       0.9                        0.7                            1.6
Issuance of long-term debt                       113.0                                                     113.0
Reduction of long-term debt                     (132.4)                                                   (132.4)
Advances from (to) affiliated
  companies                          4.1          (3.6)      (0.5)
Other                                             (9.5)                                                     (9.5)
                                  --------      -------    -------        --------       ---------        --------
Net cash provided by (used in)
  financing activities               4.1         (31.6)      (0.5)            0.7                          (27.3)
                                  --------      -------    -------        --------       ---------        --------
Net increase (decrease) in cash
  and cash equivalents                            (6.1)      (0.2)            4.6                           (1.7)
Cash and cash equivalents at
  beginning of period                             18.6       (0.2)            8.0                           26.4
                                  --------      -------    -------        --------       ---------        --------
Cash and cash equivalents at end
  of period                       $  0.0        $ 12.5     $ (0.4)        $  12.6                          $ 24.7
                                  ========      =======    =======        ========       =========        ========



For the Six Months
Ended June 30, 2002

                                  Blount                                    Non-
                                International,    Blount,  Guarantor      Guarantor
                                    Inc.           Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                --------------   -------  ------------  ------------    ------------    ------------

STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in)
  operating activities            $ (2.7)       $ (2.7)     $  3.1         $  11.1                       $   8.8
                                  -------       -------    --------        --------      ---------       --------
Cash flows from investing
  activities:
Proceeds from sales of property,
  plant and equipment                              2.4                                                       2.4
Purchases of property, plant and
  equipment                                       (3.4)      (1.5)            (4.5)                         (9.4)
Proceeds (expenses) from sale of
  discontinued operations                        (14.3)                                                    (14.3)

                                  --------      -------    -------        ---------      ---------        --------
Net cash (used in) investing
  activities                                     (15.3)      (1.5)            (4.5)                        (21.3)
                                  --------      -------    -------        --------       ---------        --------
Cash flows from financing
  activities:

Reduction of long-term debt                       (4.2)                                                     (4.2)
Advances from (to) affiliated
  companies                          2.7          (2.2)      (0.5)
Other                                             (0.3)                                                     (0.3)
                                  --------      -------    -------        --------       ---------        --------
Net cash provided by (used in)
  financing activities               2.7          (6.7)      (0.5)           (0.0)                          (4.5)
                                  --------      -------    -------        --------       ---------        --------
Net increase (decrease) in
  cash and cash equivalents                      (24.7)       1.1             6.6                          (17.0)
Cash and cash equivalents at
  beginning of period                             44.0       (1.1)            4.7                           47.6
                                  --------      -------    -------        --------       ---------        --------
Cash and cash equivalents
  at end of period               $   0.0       $  19.3      $(0.0)        $  11.3                         $30.6
                                  ========      =======    =======        ========       =========        ========



NOTE 10:
DEBT AND FINANCING AGREEMENTS

On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios are achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a convertible preferred equivalent security, together with warrants for 1,000,000 shares of Blount common stock (or approximately 3% of the outstanding shares of common stock of the Company) that are exercisable immediately at a price of $0.01 per share. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of a class, or classes, of preferred stock at the Annual Meeting of Stockholders held on April 19, 2001. The Company has recorded the fair value of the warrants at $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.

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

On May 15, 2003 the Company entered into a new senior credit facility replacing a previous credit facility. The new credit facility consists of a $67.0 million revolving credit facility, a Term A loan of up to $38.0 million and a Term B loan of up to $85.0 million. These loans are collateralized by certain Company assets, some of which are held in trust in parri passu, ratably with the Company's 7% Senior notes. The new credit facility is subject to certain reporting and financial covenant compliance requirements. Specifically the Company must meet minimum EBITDA thresholds and maintain a certain fixed coverage ratio which is defined as EBITDA divided by the sum of cash interest paid, capital spending and cash income taxes paid. The Company was in compliance with these covenants as of June 30, 2003.

The term of the credit facility is for five years with scheduled quarterly repayments as follows: the Term A loan requires quarterly repayments of $1,250,000 beginning July 1, 2003 until April 1, 2004 and then increasing to $2,062,500 per quarter on July 1, 2004 until the last payment on May 14, 2008; Term B requires quarterly payments of $1,250,000 beginning July 1,2005 until April 1,2006 and then increasing to $1,875,000 per quarter until January 1, 2008 with the final payment of $66,875,000 due on May 14, 2008. The term loans can be repaid at anytime but are subject to a prepayment premium during the initial two years of the credit agreement. There can also be additional mandatory repayment amounts due related to sale of Company assets under certain circumstances and upon the Company's annual excess cash flow as determined by the credit agreement.

The Company utilized $149.5 million of the facility, including $31.8 million on the revolver, on May 15 to extinguish $133.5 million of the existing senior credit facility, pay $8.3 million towards fees and expenses for the loan agent and others, and provide $7.7 million to temporarily cash collateralize outstanding letters of credit. Prior to the end of the second quarter the company paid off the revolver balance in full, in part, with $25.0 million returned to the Company that was previously held in escrow as part of the sale of the Company's Sporting Equipment segment in 2001. As of June 30, 2003 the outstanding balances on the new credit facility were $38.0 million of Term A, $80.0 million of Term B and no amounts drawn on the revolving facility.

Long-term debt at June 30, 2003 and December 31, 2002 consisted of the following:

                                                   June 30,  December 31,
(Dollars in millions)                                2003        2002
---------------------------------                  --------    --------
13% Senior subordinated notes                       $ 323.2    $ 325.0
7% Senior notes                                       149.6      149.4
Term loans                                            118.0      134.4
Revolver credit agreements
12% preferred equivalent security                      20.4       18.7
---------------------------------                  --------    --------
Total Debt                                            611.2      627.5
Less current maturities                                (5.0)      (3.4)
---------------------------------                  --------    --------
Total long-term debt                                $ 606.2    $ 624.1
---------------------------------                  ========    ========


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

As of January 1, 2002 the Company's goodwill balance of $76.9 million was comprised of $43.8 million related to the Outdoor Products segment, $28.1 million related to the Industrial and Power Equipment segment, and $5.0 million related to the Lawnmower segment. There have been no adjustments to the goodwill balance since adoption.


NOTE 12:
NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs")created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual periods. Management has evaluated the Company for possible VIEs and believes that FIN 46 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics to be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 150 will have on its financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Results for the three months and six months ended June 30, 2003 showed improvement from last year in sales and income from operations, but were partially offset by costs during the second quarter related to the refinancing of a portion of the Company's debt.

Sales for the second quarter of 2003 were $131.2 million, compared to $123.3 million for the same period last year. The increase of $7.9 million or 6% is the result of a 14% year-over-year increase for Outdoor Products and a 1% increase for Industrial and Power Equipment, partially offset by a 24% decrease in Lawnmowers. Currency rates continue to be favorable for foreign markets with the effect on unit prices estimated to yield $2.8 million in additional sales revenue.

Sales for the six months ended June 30, 2003 were $254.1 million compared to $229.9 million for the same period last year. The increase of $24.2 million or 11% is driven by a 15% increase for Outdoor Products and a 6% increase in the Industrial and Power Equipment segment partially offset by a 15% decline in Lawnmower sales. Compared to last year, sales in the first six months have generally improved for many of the Company's products and, in foreign markets, currency rates continue to be favorable with the effect on unit prices yielding an estimated $4.6 million in additional sales revenue.

Income from operations for the second quarter of 2003 was $19.3 million compared to $19.2 million for the same period last year. This increase reflected a $2.6 million increase in gross profit, driven by higher sales volume, largely offset by higher SG&A expense. Total SG&A expense in the second quarter of 2003 of $25.4 million compared to $23.0 million reported in 2002. This increase of $2.4 million, or 10%, included $0.8 million due to the weaker US Dollar, $0.8 million increase in pension and post retirement expense, and $0.4 million increase for insurance.

Income from operations for the six months ended June 30, 2003 of $37.6 million compares to $28.1 million for the same period last year. The increase of $9.5 million or 34% is primarily due to a $8.5 million increase in gross profit and a $5.3 million reduction in restructuring expense partially offset by a $4.3 million increase in SG&A expense. The increase in gross profit is due to the higher sales volume, supported by the effect of currency rates. Total SG&A expense for the six months ended June 30, 2003 was $49.7 million compared to $45.4 million for the same period last year. This increase includes the effect of currency rates estimated at $1.7 million, $1.5 million increase for pension and post retirement expense, and $0.7 million increase for insurance. Restructuring expense of $0.2 million was incurred in the six months ended June 30, 2003 for severance associated with the relocation of a production process within the Outdoor Products segment. Restructuring expense of $5.5 million was incurred in the same period last year for the relocation of corporate headquarters from Montgomery, Alabama to Portland, Oregon.

Net loss for the second quarter of 2003 was $0.7 million or $0.02 per share compared to net income of $0.5 million or $0.02 per share for the same period in 2002. The change in net income is due to higher other expense of $2.5 million partially offset by higher operating income of $0.1 million, lower interest expense of $0.3 million and reduced income tax expense of $0.8 million. The increase in other expense reflects $2.8 million of expense related to the early extinguishment of debt in conjunction with the Company's refinancing in May of this year. Last year's results included $0.6 million in expense related to the sale of a fractional interest in an aircraft. A tax benefit of $0.5 million in the second quarter of 2003 is $0.8 million higher than the $0.3 million provision reported in the same period last year. The lower taxes were primarily due to lower income.

Net loss for the six months ended June 30, 2003 of $0.2 million or $0.01 per share compares to a net loss of $6.0 million or $0.19 per share for the same period in 2002.The decrease in net loss reflects the $9.5 improvement in operating income and a $1.0 million decrease in interest expense partially offset by a $2.8 million reduction in income tax benefit and a $1.9 million increase in other expense. Interest expense, was 3% lower than the previous year due to lower interest rates and a lower level of debt. Other expense of $3.1 million in 2003 compares to $1.2 million in 2002 with the increase primarily the result of this year's debt extinguishment expense and offset somewhat by a $0.8 million loss on the sale of Company assets during 2002. A tax benefit of $0.1 million in 2003 compares to a benefit of $2.9 million in 2002. The change in tax benefit is due to reduction in pretax loss.


SEGMENT RESULTS

Effective January 1, 2003, the Company realigned its business and now reports results in three business segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment. The Lawnmower segment consists of the Company's Dixon subsidiary that historically was included in the Outdoor Products segment. Inter-segment sales are now eliminated on a separate line and historical amounts have been adjusted to reflect this change.

Sales for the Outdoor Products segment in the second quarter of 2003 were $87.9 million compared to $77.0 million in 2002, a 14% increase. The increase in sales was driven by stronger demand in all major geographical markets and in both original equipment manufacturer ("OEM") and replacement channels. Growth in demand was especially strong for the European market. A weaker US Dollar contributed to this increase and the effect on translation estimated at $2.8 million.

Sales for the six months ended June 30, 2003 were $173.1 million compared to $150.1 million in the same period of 2002. The increase of $23.0 million or 15% continues to show a recovery from last year's performance that was a 6% decline compared to 2001 results. As with the quarter results, the six month comparison shows an increase driven by stronger demand in all major geographical markets and in both OEM and replacement channels. Growth in demand occurred in all product lines led by chain saw components and is particularly strong in the European market. A weaker US Dollar contributed to this increase and the effect on translation is estimated at $4.6 million.

Operating profit increased to $21.1 million from $17.3 million in the second quarter of 2002. The increase is the result of an increase in gross profit, offset, in part, by higher SG&A costs. Gross profit increased to $35.8 million from $31.2 million due to higher sales volume and the net favorable effect of currency rates of $2.2 million. SG&A increased to $14.7 million from $13.9 million in 2002 due to a $0.8 million due to the weaker US Dollar as well as rising insurance and benefit expense, but was partially offset by a reduction resulting from the reassignment of certain positions to the corporate office.

For the six months ended June 30, 2003 operating profit increased to $42.9 million compared to $33.7 million for the same period in 2002. As with the quarter's results the six month year-over-year comparison reflects an increase in gross profit, offset, in part, by higher SG&A costs. Gross profit increased to $71.5 million from $60.7 million due to higher sales volume and the net favorable effect of currency rates of $3.9 million. SG&A increased to $28.6 million from $27.0 million in 2002 due to a $1.7 million due to the weaker US Dollar as well as rising insurance and benefit expense, but partially offset by a reduction resulting from the reassignment of certain positions to the corporate office.

Sales for the Lawnmower segment in the second quarter of 2003 were $10.2 million compared to $13.5 million for the same period of 2002, a 24% decrease. Sales for six months ended June 30, 2003 were $18.1 million compared to $21.3 million for the same period last year, a 15% decrease. For the second quarter and six month period, the decline in sales is due primarily to a decline in unit volume reflecting the increased competition that resulted in a decline of market share of the zero-turning-radius lawnmower products. This decline in volume is partially offset by a new entry-level model called the "Zeeter", introduced in the middle of 2002, and which provided one-fifth of unit sales for both the second quarter and six month period ended June 30, 2003.

The segment's operating income for the second quarter was $0.4 million compared to $1.6 million for the same period in 2002. For the six months ended June 30, 2003 the segment had an operating loss of $0.3 million compared to an operating profit of $1.3 million for the same period last year. Lower profitability is due primarily to a decline in sales volume, but also higher employee benefit costs and a shift in product mix to smaller and lower margin units.

Sales of the Company's Industrial and Power Equipment segment in the second quarter of 2003 were $33.2 million compared to $32.8 million in 2002. This $0.4 million, or 1% increase was driven by stronger sales of timber harvesting and loading equipment, including a new product line, a skidder, introduced in mid-2002. The year over year growth rate for these products declined from the first quarter, however, and results continue to be offset partially by lower demand for the segment's power transmission components business as construction and utility equipment markets remain weak. Sales for the six months ended June 30, 2003 were $63.1 million compared to $59.3 million for the same period last year, a $3.8 million or 6% increase.

The segment's operating income in the second quarter of 2003 was $0.9 million compared to $1.4 million in 2002. Results for the six months ended June 30, 2003 were $0.9 million compared to $1.7 million for the same period last year. For both the second quarter and the six months ended June 30, 2003, the decrease from comparable periods last year reflects the decline in power transmission components business and lower margins in the timber harvesting and loading equipment business due to higher discounting on product sales.

On March 11, 2003 the Company announced marketing and supply agreements with Caterpillar, Inc. These agreements will expand the line of purpose-built forestry equipment currently available to dealers and customers of the Company's Forestry & Industrial Equipment Division ("FIED"). The long-term agreements with Caterpillar leverage both companies' capabilities in specific areas of the forestry business and expand the Prentice brand of track feller-bunchers and Hydro-Ax brand of wheel feller-bunchers already distributed by FIED dealers.

Corporate office expense was $3.1 million for the second quarter compared to $1.2 million in 2002. For the six months ended June 30, 2003, corporate office expense was $5.7 million compared to $3.1 million in 2002. The increase reflects the reassignment of certain positions from the Outdoor Products segment from 2002. The estimated impact of this reassignment is $0.7 million in the second quarter and $1.4 million for the six months. Other year-over year-increases include higher pension and post retirement benefits of $0.3 million for the quarter and $0.5 million for six months; accrued performance bonus of $0.3 million for the quarter and $0.4 million year for six months; and higher insurance costs of $0.2 million for the quarter and $0.4 million for six months.

The Company's total backlog increased to $86.5 million at June 30, 2003 from $56.3 million at December 31, 2002 and from $48.4 million at June 30, 2002 as follows (in millions):
                                                        Backlog
                                        ---------------------------------------
                                          June 30,    December 31,   June 30,
                                            2003          2002         2002
------------------------------------    ------------  ------------  -----------
Outdoor Products                          $ 57.9       $ 42.9      $ 33.0
Lawnmower                                    0.1          3.1         0.1
Industrial and Power Equipment              28.5         10.3        15.3
------------------------------------      -------      -------     --------
     Total segment backlog                $ 86.5       $ 56.3      $ 48.4
------------------------------------      =======      =======     ========

Backlog for the Outdoor Products segment has increased over the past year due to improved customer inventory positions and current product demand. It should be noted however that during significant increases in demand for chain saw product, the backlog may be somewhat overstated as some customers place duplicate orders to ensure order fulfillment. The Lawnmower segment's backlog is typically low at this time of year. The Industrial and Power Equipment segment backlog has increased largely due to a new program encouraging dealers to order with greater lead time. This program is being implemented during the second and third quarters of 2003 and accounts for about half of the segment's increase.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be substantially leveraged which may adversely affect its operations. This could have important consequences, including the following:

1. a substantial portion of cash flows available from operations are required to be dedicated to the payment of interest expense and principal, which will reduce the funds that would otherwise be available for operations and future business opportunities;

2. a substantial decrease in net income and cash flows or an increase in expenses may make it difficult to meet debt service requirements or force the Company to modify operations;

3. substantial leverage may make the Company more vulnerable to economic downturns and competitive pressure; and

4. the ability to obtain additional financing to fund the Company's operational needs may be impaired or may not be available on favorable terms.

Total debt at June 30, 2003 was $611.2 million compared to $627.5 million at December 31, 2002. On May 15, 2003 the Company entered into a new senior credit facility. The new credit facility consists of a $67.0 million revolving credit facility, a Term A loan of up to $38.0 million and a Term B loan of up to $85.0 million. These loans are collateralized by certain Company assets and interest and principal payments continue to represent significant obligations. Interest on certain loan and credit facilities are payable in arrears according to varying interest rates and periods. The Company's remaining liquidity needs relate to working capital and capital expenditures.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations and from the revolving credit facility. Furthermore, the Company expects these resources will be sufficient to cover any additional increases in working capital and capital expenditures. The new revolving credit facility, with availability of up to $67.0 million, replaced a previously available facility of up to $75.0 million, and none was drawn as of June 30, 2003. Letters of credit issued under the new revolving credit facility, which reduce the amount available, were $7.9 million as of June 30, 2003 compared to $11.4 million under the previous facility at December 31, 2002. The new revolving credit facility will mature in May of 2008.

Cash balances at June 30, 2003 were $24.7 million compared to $26.4 million at December 31, 2002. The decline in cash balance in the first six months of 2003 is $1.7 million compared to a decline of $17.0 million for the same period in 2002. In addition the Company had $0.5 million of temporary collateralization of letters of credit that will be returned in the third quarter.

Cash generated from operating activities was $32.8 million in the first six months of 2003 compared to $8.7 million for the same period in 2002. The $24.0 million increase in cash provided includes an increase in pretax income of $6.1 million, after adjusting to exclude the non-cash decrease in restructuring expense of $5.1 million and an increase in non-cash debt extinguishment costs of $2.5 million, a $9.6 million increase in net deferred tax assets, and the receipt of $25.0 million in escrowed funds associated with the sale of the Company's "Sporting Equipment Group" ("SEG") in 2001. These increases are partially offset by a higher use of funds for accounts payable of $6.2 million, accrued expense of $3.9 million, and other liabilities of $7.2 million.

Accounts receivable at June 30, 2003 and December 31, 2002 and sales by segment for the second quarter of 2003 compared to the fourth quarter of 2002 were as follows:

                                          June 30,    December 31,   Increase
(Dollars in millions)                       2003          2002      (Decrease)
------------------------------------    ------------  ------------  -----------
Accounts Receivable:
  Outdoor Products                        $ 41.2       $  37.9       $ 3.3
  Lawnmower                                  2.5           3.4        (0.9)
  Industrial and Power Equipment            15.2          16.1        (0.9)
------------------------------------      ------       -------       -------
     Total segment receivables            $ 58.9       $ 57.4        $ 1.5
------------------------------------      ======       =======       ======

                                                  Three Months Ended
                                        June 30,    December 31,  Increase
                                          2003          2002       (Decrease)
------------------------------------   -------------  ------------  -----------
Sales:
  Outdoor Products                       $ 87.9        $ 83.1         $ 4.8
  Lawnmower                                10.2           9.2           1.0
  Industrial and Power Equipment           33.2          35.8          (2.6)
  Elimination                              (0.1)                       (0.1)
------------------------------------     --------        ------        ------
     Total segment sales                 $131.2       $ 128.1         $ 3.1
------------------------------------     ========       ======        ======

The $1.5 million increase in segment accounts receivable from December 31, 2002 is in line with the increase in sales. In addition the Company received $0.4 million on a receivable related to discontinued operations, and reduced the allowance for doubtful accounts $0.8 million from $3.5 million reported at December 31, 2002.

Net cash used for investing activities for the first six months of 2003 was $7.2 million compared to $21.3 million for the same period of 2002. Purchases for property, plant and equipment during this period of 2003 were $6.8 million compared to $9.4 million for the same period last year which was higher due to the purchase of certain equipment from a company that was exiting one of its businesses. Payments associated with the sales of assets during the first six months of 2003 are $0.4 million and are related to the 2002 sale of an office building in Montgomery, Alabama. This is $2.8 million lower than receipts of $2.4 million in the same period of 2002 that were due primarily to the sale of a storage warehouse and a fractional interest in an aircraft. In the first six months of 2003 there were less than $0.1 million in expenses associated with the sale of discontinued operations compared to $14.3 million in the first six months of 2002.

Cash used in financing activities for the first six months of 2003 was $27.3 million compared to $4.5 million for the same period last year. In the second quarter the Company, utilizing $149.5 million of its new credit facility, extinguished its Tranche B term loan with an outstanding balance of $133.5 million. The borrowings on the new facility consisted of $118.0 million from new term loans, and $31.8 million from the new revolver facility. Included in other financing activities are $9.7 million for fees and expenses paid as part of the transaction. The revolver was subsequently fully paid down, in part, with $25.0 million returned to the Company that was previously held in escrow as part of the sale of the Company's Sporting Equipment segment in 2001. Cash used in 2002 for financing activities included scheduled debt payment of $1.7 million and additional payment resulting from the application of proceeds generated from sale of assets to the reduction of long term debt.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 150 will have on its financial statements.


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


PART II Other Information

Item 6(a) Exhibits

* 4(a) Credit Agreement, dated as of May 15, 2003 among Blount, Inc., the other parties named therein as credit parties, the several banks and financial institutions or entities named therein as lenders, General Electric Capital Canada, Inc., as Canadian agent, and General Electric Capital Corporation, as agent and collateral agent, which was filed as Exhibit 99.2 to the report on Form 8-K filed by Blount International, Inc., on May 19, 2003.

** 4(b) Collateral Agency Agreement, dated as of May 15, 2003, among Blount International, Inc., Blount, Inc., each of the Subsidiaries of Blount, Inc. signatory thereto, and General Electric Capital Corporation, as collateral agent.

** 4(c) Shared Pledge Agreement, dated as of May 15, 2003, among Blount International, Inc., Blount, Inc., each of the Subsidiaries of Blount, Inc. signatory thereto, and General Electric Capital Corporation, as collateral agent.

** 4(d) US Guaranty Agreement, dated as of May 15, 2003, among the guarantors signatory thereto and General Electric Capital Corporation.

** 4(e) US Security Agreement, dated as of May 15, 2003, among the grantors signatory thereto and General Electric Capital Corporation.

** 4(f) Copyright Security Agreement, dated as of May 15, 2003, among Blount International, Inc., Blount, Inc., each of the Subsidiaries of Blount, Inc. signatory thereto, and General Electric Capital Corporation.

** 4(g) Trademark Security Agreement, dated as of May 15, 2003, among Blount International, Inc., Blount, Inc., each of the Subsidiaries of Blount, Inc. signatory thereto, and General Electric Capital Corporation.

** 4(h) Patent Security Agreement, dated as of May 15, 2003, among Blount International, Inc., Blount, Inc., each of the Subsidiaries of Blount, Inc. signatory thereto, and General Electric Capital Corporation.

           Electric Capital Canada Inc. and each of the lenders signatory thereto, as amended.

** 4(i) Canadian Security Agreement, dated as of May 15, 2003, between Blount Canada Ltd. and General Electric Capital Canada Inc., as Canadian agent.

** 4(j) Canadian Security Agreement, dated as of May 15, 2003, between Blount Holdings Ltd. and General Electric Capital Canada Inc., as Canadian agent.

** 4(k) Canadian Security Agreement, dated as of May 15, 2003, between Oregon Distribution Ltd. and General Electric Capital Canada Inc., as Canadian agent.

** 4(l) Canadian Guaranty, dated as of May 15, 2003, between Blount Holdings Ltd., as guarantor, and General Electric Capital Canada Inc., as Canadian agent.

** 4(m) Canadian Guaranty, dated as of May 15, 2003, between Oregon Distribution Ltd., as guarantor, and General Electric Capital Canada Inc., as Canadian agent.

** 99(.1)  Certification pursuant to section 302 of the Sarbanes-Oxley Act of
           2002 by James S. Osterman, Chief Executive Officer for the quarter ended June 30, 2003.

** 99(.2)  Certification pursuant to section 302 of the Sarbanes-Oxley Act of
           2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended June 30, 2003.

** 99(.3)  Certification pursuant to section 906 of the Sarbanes-Oxley Act of
           2002 by James S. Osterman, Chief Executive Officer for the quarter ended June 30, 2003.

** 99(.4)  Certification pursuant to section 906 of the Sarbanes-Oxley Act of
           2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended June 30, 2003.


Item 6(b)  Reports on Form 8-K

           On May 19, 2003 the Company filed a Form 8-K regarding the closing of a $190 million senior credit facility.

           On August 11, 2003 the Company released on Form 8-K its financial results and public release for the second quarter 2003.

*  Incorporated by reference.

** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  August 14, 2003                       /s/ Calvin E. Jenness
                                        ---------------------------------------
                                                  Calvin E. Jenness

                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer