Form 10-Q
period 2003-09-30
BLOUNT INTERNATIONAL INC
filed 2003-11-13
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                                     FORM 10-Q
         (Mark one)

          {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

                 Yes  X                                 No
                    ------                                 ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

                 Yes                                    No   X
                     ------                                ------

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

              Class of Common Stock          Outstanding at September 30, 2003
           ----------------------------      ---------------------------------
                $ .01 Par Value                         30,814,073

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Financial Information

   Item 1 - Financial Statements

     Unaudited Consolidated Statements of Income (Loss) -
        three and nine months ended September 30, 2003 and 2002      4

     Unaudited Consolidated Balance Sheets -
        September 30, 2003 and December 31, 2002                     5

     Unaudited Consolidated Statements of Cash Flows -
        nine months ended September 30, 2003 and 2002                6

     Unaudited Consolidated Statements of Changes in
        Stockholders' Deficit - three and nine months ended
        September 30, 2003 and 2002                                  7

     Notes to Unaudited Consolidated Financial Statements            8

   Item 2 - Management's Discussion and Analysis                    24

   Item 4 - Controls and Procedures                                 31

Part II  Other Information

   Item 6 - Exhibits and Reports on Form 8-K                        31

Signature                                                           32

ITEM 1 - FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries


                                             Three Months                   Nine Months
                                           Ended September 30,          Ended September 30,
(Dollar amounts in millions,              --------------------         ---------------------
except per share data)                     2003          2002            2003         2002
----------------------------------        -------       -------        --------     --------
Sales                                    $ 145.8       $ 121.5         $ 399.9     $ 351.4
Cost of sales                               95.6          80.7           262.2       231.6
----------------------------------       --------      --------       ----------    --------
Gross profit                                50.2          40.8           137.7       119.8
Selling, general and
  administrative expenses                   26.0          23.1           75.7         68.5
Restructuring expenses                                     0.3            0.2          5.8
----------------------------------       --------      --------       ----------    --------
Income from operations                      24.2          17.4           61.8         45.5
Interest expense                           (17.4)        (18.0)         (52.7)       (54.3)
Interest income                              0.1           0.2            0.6          0.7
Other expense                               (0.2)         (1.4)          (3.3)        (2.6)
----------------------------------       --------      --------       ----------    --------
Income (loss) before income taxes            6.7          (1.8)           6.4        (10.7)
Provision (benefit)
for income taxes                            44.3                         44.2         (2.9)
----------------------------------       --------      --------       ----------    --------
Net loss from continuing
  operations                               (37.6)         (1.8)         (37.8)        (7.8)
----------------------------------       --------      --------       ----------    --------
Discontinued operations: loss on
  disposal, net of taxes of $0.4                          (1.7)                       (1.7)
----------------------------------       --------      --------       ----------    --------
Net loss                                 $ (37.6)       $ (3.5)        $(37.8)      $ (9.5)
----------------------------------       ========       =======        =======      =======
Basic loss per share:
  Continuing operations                  $ (1.22)      $ (0.06)        $(1.23)     $ (0.25)
  Discontinued operations                                (0.05)                      (0.06)
----------------------------------       --------      --------       ----------    --------
  Net loss                               $ (1.22)      $ (0.11)        $(1.23)     $ (0.31)
----------------------------------       ========       =======        =======      =======
Diluted loss per share:
  Continuing operations                  $ (1.22)      $ (0.06)        $(1.23)     $ (0.25)
  Discontinued operations                                (0.05)                      (0.06)
----------------------------------       --------      --------       ----------    --------
  Net loss                               $ (1.22)      $ (0.11)        $(1.23)     $ (0.31)
----------------------------------       ========       =======        =======      =======

The accompanying notes are an integral part of these financial statements.


UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries


                                                                   September 30,  December 31,
                                                                     ----------   -----------
(Dollar amounts in millions, except share and per share data)           2003          2002
--------------------------------------------------------------         --------     ---------
Assets
--------------------------------------------------------------         --------     ---------
Current assets:
  Cash and cash equivalents                                            $ 20.7       $  26.4
  Accounts receivable, net of allowance for
    doubtful accounts of $3.3 and $4.3                                   66.1          58.5
  Inventories                                                            67.6          64.8
  Deferred income taxes                                                                30.5
  Other current assets                                                   26.3          11.0
--------------------------------------------------------------        ---------     --------
    Total current assets                                                180.7         191.2
Property, plant and equipment, net of accumulated
  depreciation of $187.5 and $180.5                                      92.6          90.7
Goodwill                                                                 76.9          76.9
Other assets                                                             37.6          69.2
--------------------------------------------------------------        ---------     --------
Total Assets                                                          $ 387.8       $ 428.0
--------------------------------------------------------------        =========     ========
Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------------------------        ---------     --------
Current liabilities:
  Notes payable and current maturities of long-term debt               $  5.8       $   3.4
  Accounts payable                                                       31.9          25.5
  Accrued expenses                                                       63.3          71.3
--------------------------------------------------------------        ---------     --------
    Total current liabilities                                           101.0         100.2
Long-term debt, exclusive of current maturities                         605.0         624.1
Deferred income taxes, exclusive of current portion                       1.0
Other liabilities                                                        85.8          72.6
--------------------------------------------------------------        ---------     --------
Total Liabilities                                                       792.8         796.9
--------------------------------------------------------------        ---------     --------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,814,073 and 30,795,882 outstanding                       0.3           0.3
Capital in excess of par value of stock                                 424.5         424.3
Accumulated deficit                                                    (824.1)       (786.3)
Accumulated other comprehensive income                                   (5.7)         (7.2)
--------------------------------------------------------------        ---------     --------
Total Stockholders' Deficit                                            (405.0)       (368.9)
--------------------------------------------------------------        ---------     --------
Total Liabilities and Stockholders' Equity (Deficit)                    387.8       $ 428.0
--------------------------------------------------------------        =========     ========

The accompanying notes are an integral part of these financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries


                                                                 Nine Months September 30,
                                                                 -------------------------
(Dollar amounts in millions)                                       2003             2002
------------------------------------------------------------     --------         --------
Cash flows from operating activities:
Net loss                                                         $ (37.8)         $ (9.5)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Loss from discontinued operations                                                  1.7
  Early extinguishment of debt                                       2.8             0.4
  Depreciation, amortization and other non-cash charges             16.1            16.3
  Deferred income taxes                                             41.3           (10.9)
  Loss on disposals of property, plant & equipment                   0.3             1.6
  Changes in assets and liabilities, net of effects of
   businesses acquired and sold:
    Increase in accounts receivable                                 (7.6)           (1.1)
    Decrease (increase) in inventories                              (2.8)            0.1
    Decrease in other assets                                         9.7             4.5
    Increase in accounts payable                                     6.4             2.7
    Decrease in accrued expenses                                    (7.2)          (11.9)
    Increase in other liabilities                                   14.4             7.9
------------------------------------------------------------     --------         --------
  Net cash provided by operating activities                         35.6             1.8
------------------------------------------------------------     --------         --------
Cash flows from investing activities:
(Payments for) proceeds from sales of property, plant
  & equipment                                                       (0.6)            8.3
Purchases of property, plant & equipment                           (12.0)          (11.8)
Expenses from sale of discontinued operations                                      (14.5)
------------------------------------------------------------     --------         --------
  Net cash used in investing activities                            (12.6)          (18.0)
------------------------------------------------------------     --------         --------
Cash flows from financing activities:
Issuance of debt                                                   118.0
Reduction of debt                                                 (137.1)          (10.9)
Other financing activities                                          (9.6)           (0.4)
------------------------------------------------------------     --------         --------
  Net cash used in financing activities                            (28.7)          (11.3)
------------------------------------------------------------     --------         --------
Net decrease in cash and cash equivalents                           (5.7)          (27.5)
Cash and cash equivalents at beginning of period                    26.4            47.6
------------------------------------------------------------     --------         --------
Cash and cash equivalents at end of period                       $  20.7          $ 20.1
------------------------------------------------------------     ========         ========

The accompanying notes are an integral part of these financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries


                                                                               Accumulated
                                                       Capital     Retained       Other
(Dollar amounts in millions,              Common      In Excess    Earnings  Comprehensive
shares in thousands)                       Stock       of Par      (Deficit)     Income         Total
--------------------------------------    -------     ---------    --------- --------------   -------
THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2003

Balance June 30, 2003                     $0.3         $424.5      $(786.6)      $(6.1)      $(367.9)
Net loss                                                             (37.6)                    (37.6)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                          0.5           0.5
                                                                                             --------
         Comprehensive loss                                                                    (37.1)
--------------------------------------  -------       -------      --------     -------      --------
Balance September 30, 2003                $0.3         $424.5      $(824.1)      $(5.7)      $(405.0)
                                        =======       =======      ========     =======      ========

Balance December 31, 2002                 $0.3         $424.3      $(786.3)      $(7.2)      $(368.9)
Net loss                                                             (37.8)                    (37.8)
Exercised stock options                                   0.2                                    0.2
Other comprehensive loss, net:
  Foreign currency translation adjustment                                          1.3           1.3
  Unrealized gains                                                                 0.2           0.2
                                                                                             --------
         Comprehensive loss                                                                    (36.1)
--------------------------------------  -------       -------      --------     -------      --------
Balance September 30, 2003                $0.3         $424.5      $(824.1)      $(5.7)      $(405.0)
                                        =======       =======      ========     =======      ========

THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2002:

Balance June 30, 2002                     $0.3         $424.3      $(786.6)       $6.5       $(355.5)
Net loss                                                              (3.5)                     (3.5)
Other comprehensive loss, net:
  Unrealized losses                                                               (0.1)         (0.1)
                                                                                             --------
        Comprehensive loss                                                                      (3.6)
--------------------------------------  -------       -------      --------     -------      --------
Balance September 30, 2002                $0.3         $424.3      $(790.1)       $6.4       $(359.1)
                                        =======       =======      ========     =======      ========

Balance December 31, 2001                 $0.3         $424.3      $(780.6)       $6.1       $(349.9)
Net loss                                                              (9.5)                     (9.5)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                          0.9           0.9
  Unrealized losses                                                               (0.6)         (0.6)
                                                                                             --------
        Comprehensive loss                                                                      (9.2)
--------------------------------------  -------       -------      --------     -------      --------
Balance September 30, 2002                $0.3         $424.3      $(790.1)       $6.4       $(359.1)
                                        =======       =======      ========     =======      ========

The accompanying notes are an integral part of these financial statements.


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2003 and the results of operations and cash flows for the periods ended September 30, 2003 and 2002. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation, including the reclassification of an extraordinary loss in accordance with the Company's adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and the realignment of business segments. The reclassification of an extraordinary expense recognized in the first and third quarters of 2002 for penalties on extinguishment of debt resulted in increases in other expense of $0.4 million and benefit for income taxes of $0.1 million for the nine months ended September 30, 2002. The Company has realigned its business segments effective January 1, 2003 and now reports results in three segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The adoption of SFAS No. 143 has not had a material impact on the 2003 financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement addresses, among several other items, the reporting of debt extinguishments. As a result of the adoption of SFAS No. 145, the Company has reclassified prior years' extraordinary items attributable to debt extinguishment to other income (expense) in this and all subsequent reports.

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


NOTE 2:
STOCK BASED COMPENSATION

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant less the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123". If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings (loss) and net earnings (loss) per share would have been as follows:




                                              Three months        Nine months
                                           ended September 30, ended September 30,
(Dollars in millions,                      ------------------  ------------------
except per share amounts)                     2003      2002      2003     2002
------------------------------------       --------  --------  --------  --------
Net loss, as reported                       $(37.6)   $ (3.5)   $(37.8)  $ (9.5)

Add: stock-based employee compensation cost,
net of tax, included in net loss                                   0.1

Deduct: total stock-based employee
compensation cost, net of tax, that would
have been included in net loss
under fair value method                      (0.2)                (0.9)    (1.2)
                                           --------  --------   -------- --------
Proforma net loss                          $(37.8)   $ (3.5)    $(38.6)  $(10.7)
                                           ========  ========   ======== ========
Basic loss per share
  As reported                              $(1.22)   $(0.11)    $(1.23)  $(0.31)
  Pro forma                                 (1.23)    (0.11)     (1.25)   (0.35)
Diluted loss per share
  As reported                               (1.22)    (0.11)     (1.23)   (0.31)
  Pro forma                                 (1.23)    (0.11)     (1.25)   (0.35)




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


                                                        Restructuring Actions
                                    ---------------------------------------------------------------
                                          Previous            Corporate Office       Asset
                                           Actions               Relocation       Relocation
                                    --------------------      ----------------  ----------------
Balance at January 1, 2002                 $ 3.1
Expense/Adjustments                         (0.3)                 $ 5.2
Charges against liability                   (0.4)                  (4.5)
                                    --------------------      ----------------  ----------------
Balance at September 30, 2002              $ 2.4                  $ 0.7              $ 0.0
                                    ====================      ================  ================

Balance at January 1, 2003                 $ 1.1                  $ 0.4              $ 1.4
Expense/Adjustments                         (0.1)                   0.1                0.2
Charges against liability                   (0.4)                  (0.4)              (0.5)
                                    -------------------       ---------------   ----------------
Balance at September 30, 2003              $ 0.6                  $ 0.1              $ 1.1
                                    ====================      ================  ================



NOTE 4:
INVENTORIES

Inventories consist of the following (in millions):

                                               September 30,    December 31,
                                                    2003            2002
         ---------------------------------     ------------    ------------
         Finished goods                           $ 33.5          $ 31.8
         Work in process                             9.6             9.3
         Raw materials and supplies                 24.5            23.7
         ---------------------------------        ------          ------
           Total Inventories                      $ 67.6          $ 64.8
         ---------------------------------        ======          ======


NOTE 5:
SEGMENT INFORMATION

Effective January 1, 2003, the Company realigned its business segments and began reporting results in three business segments: Outdoor Products, Lawnmower and Industrial and Power Equipment. The Lawnmower segment consists of the Company's Dixon subsidiary which historically was included in the Outdoor Products segment. Inter-segment sales are now eliminated on a separate line and historical amounts have been adjusted to reflect this change.


                                                 Three months                    Nine months
                                             ended September 30,             ended September 30,
(Dollars in millions)                          ------------------            --------------------
                                                 2003       2002               2003         2002
------------------------------------           --------  --------            --------    --------
Sales:
   Outdoor Products                          $  92.5     $  74.2            $ 265.6      $ 224.3
   Lawnmower                                     8.3        10.9               26.4         32.2
   Industrial and Power Equipment               45.1        36.6              108.2         95.9
   Elimination                                  (0.1)       (0.2)              (0.3)        (1.0)
------------------------------------         --------    --------           --------     --------
   Total Sales                               $ 145.8     $ 121.5            $ 399.9      $ 351.4
------------------------------------         ========    ========           ========     ========
Operating income (loss):
   Outdoor Products                          $  24.0     $  16.3            $  66.9      $  50.0
   Lawnmower                                    (0.4)        0.7               (0.7)         2.0
   Industrial and Power Equipment                3.8         2.2                4.7          3.9
   Corporate expense/elimination                (3.2)       (1.5)              (8.9)        (4.6)
   Restructuring expenses                                   (0.3)              (0.2)        (5.8)
------------------------------------         --------    --------           --------     --------
Income from operations                          24.2        17.4               61.8         45.5
Interest expense                               (17.4)      (18.0)             (52.7)       (54.3)
Interest income                                  0.1         0.2                0.6          0.7
Other income (expense), net                     (0.2)       (1.4)              (3.3)        (2.6)
------------------------------------         --------    --------           --------     --------
Income (loss) from continuing
  Operations before income taxes               $ 6.7    $   (1.8)            $  6.4    $   (10.7)
------------------------------------         ========   =========           ========     ========




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

The Company had accrued $75,000 at December 31, 2002 and September 30, 2003 for the potential costs of any clean-up. The Company spent $3,000 and $5,600 in the years ended December 31, 2001 and 2002 respectively for expenses that are primarily the cost of outside counsel to monitor updates on the Site status.

In July 2001, the Company's former Federal Cartridge Company subsidiary ("Federal") received notice from the Region V Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota ammunition manufacturing plant. The alleged violations include (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations and (iv) improper training of certain responsible personnel. Blount retained the liability for this matter under the terms of the sale of its Sporting Equipment Group segment (including Federal) to Alliant Techsystems, Inc. as discussed in Note 5 of the 2002 Annual Report on Form 10-K.

To the knowledge of the Company, Federal has corrected the alleged violations. The Company has tendered this matter for partial indemnification to a prior owner of Federal.

In March 2002, EPA served an Administrative Complaint and Compliance Order ("Complaint") on Federal. The Complaint proposes civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. In August 2002, Federal and the EPA filed cross motions for Accelerated Decision on both liability and penalties issues with the assigned Administrative Law Judge. On December 6, 2002 the Administrative Law Judge issued an Order Granting in Part and Denying in Part the EPA's Motion for Accelerated Decision and Denying Federal's Motion for Accelerated Decision ("Order"). The Order established that Federal is liable for $6,270 in civil penalties and stated the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. On January 28, 2003, EPA and Federal attended an administrative hearing on both liability and penalties issues not resolved by the Order. The Administrative Law Judge will make a decision on liability and penalties following submission by EPA and Federal of Findings of Fact and Conclusions of Law ("Findings"). The EPA and Federal submitted proposed findings to the Administrative Law Judge on May 7, 2003. It is anticipated that a ruling will be made in the near future. Nonetheless, at the current time the Company does not believe payment of the civil penalties sought by the EPA will have a materially adverse effect on its consolidated financial condition or operating results.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the United States Environmental Protection Agency ("EPA") regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site in mid-November. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators during this time. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial conditions or operating results.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. One such suit resulted in the Company paying its self-insured retention of $1.0 million during the second quarter of 2003. In addition, the Company is a party to a number of other suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

NOTE 7:
OTHER INFORMATION

During the nine months ended September 30, 2003 net tax payments of $5.6 million were made compared to $6.2 million last year. The Company has settled its issues with the Internal Revenue Service through the 1997 fiscal year with no material adverse effect. The periods from fiscal 1998 through 2002 are still open for review. Interest paid during the nine months ended September 30, 2003 and 2002 was $56.2 million and $57.0 million, respectively. Included in this year's amounts are $5.6 million of taxes and $1.3 million of interest paid in Canada for settlement of returns through 1999.

The Company's Other Income (Expense) includes the gains and losses on disposed assets and liabilities. Included in the results for the third quarter and nine months ended September 30, 2003 is a $3.3 million loss on deferred financing costs related to the extinguishment of the Company's term loans and revolving credit facilities. This is partially offset by a gain of $0.3 million on the extinguishment of a portion of its 13% Senior Subordinated notes. In the first quarter of 2002, the Company sold a storage warehouse in Montgomery, Alabama that resulted in a gain of $0.2 million and also recorded an anticipated loss on the sale of corporate assets of $0.4 million in conjunction with the closure of the corporate headquarters. An expense of $0.3 million was also recorded in the first quarter of 2002 for penalties related to the early repayment of debt. In the second quarter of 2002 the Company sold a fractional interest in an aircraft and realized a loss of $0.6 million. In the third quarter of 2002, the Company incurred a loss of $0.8 million related to the sale of the Company's corporate office building in Montgomery, Alabama.

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


NOTE 8:
EARNINGS PER SHARE DATA

For the three months and nine months ended September 30, 2003 and 2002, net loss and shares used in the earnings per share ("EPS") computations were the following amounts:



                                          Three months             Nine months
                                       ended September 30,     ended September 30,
(Dollars in millions,                  ---------------------  ---------------------
 except per share amounts)                 2003      2002        2003       2002
------------------------------------   ---------- ----------  ---------- ----------
Net loss, as reported                    $(37.6)   $ (3.5)     $(37.8)    $ (9.5)
------------------------------------   ========== ==========  ========== ==========
Shares:
   Basic EPS - weighted average        30,814,073 30,795,882  30,805,794 30,795,882
      Common shares outstanding
   Dilutive effect of stock options
------------------------------------   ---------- ----------  ---------- ----------
   Adjusted weighted average shares    30,814,073 30,795,882  30,805,794 30,795,882
------------------------------------   ========== ==========  ========== ==========


NOTE 9:
CONSOLIDATING FINANCIAL INFORMATION

Blount, Inc., a wholly-owned subsidiary of the Company, has two registered debt securities that have different guarantees: 1) 7% Senior Notes due June 15, 2005, and 2) 13% Senior Subordinated Notes due August 1, 2009. The 7% Senior Notes are fully and unconditionally, jointly and severally, guaranteed by the Company. Holders have first priority interest in all the shares or other equity interest of all domestic subsidiaries and other entities, first priority mortgage on all principal domestic properties, and the pledge of 65% of outstanding shares of first tier foreign subsidiaries and other entities. These interests are held in parri passu, ratably, with the Company's secured lenders. The 13% Senior Subordinated Notes are unconditionally guaranteed by the Company and all of the Company's domestic subsidiaries ("guarantor subsidiaries"). All guarantor subsidiaries of the 13% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company. While the Company and all of the Company's domestic subsidiaries guarantee the 13% Senior Subordinated Notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee the 13% Senior Subordinated Notes. The following consolidating financial information sets forth condensed consolidating financial information, statements of operation and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION



For the Nine Months
Ended September 30, 2003


                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 262.6     $  89.8      $ 149.2     $ (101.7)     $ 399.9
Cost of sales                                                  185.8        70.4        110.0       (104.0)       262.2
                                                             -------      -------      -------      -------      -------
Gross profit                                                    76.8        19.4         39.2          2.3        137.7
Selling, general and administrative expenses                    45.5        12.3         17.9                      75.7
Restructuring expenses                                                       0.2                                    0.2
                                                   -------   -------      -------      -------      -------      -------
Income from operations                                         31.3          6.9         21.3          2.3         61.8
Interest expense                                   $ (14.8)   (36.1)        (0.3)        (1.5)                    (52.7)
Interest income                                                 0.4                       0.2                       0.6
Other income (expense), net                                    (2.3)        (0.1)        (0.9)                     (3.3)
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before income taxes                    (14.8)    (6.7)         6.5         19.1          2.3          6.4
Provision (benefit) for income taxes                  (0.7)    30.6          2.4         11.9                      44.2
                                                   -------   -------      -------      -------      -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                            (14.1)   (37.3)         4.1          7.2          2.3        (37.8)
Equity in earnings (losses) of
  affiliated companies, net                          (23.7)    13.5          0.2                      10.0
                                                   -------   -------      -------      -------      -------      -------
Net income (loss)                                   $(37.8)  $(23.8)      $  4.3       $  7.2      $  12.3      $ (37.8)
                                                   =======   =======      =======      =======      =======      =======


For the Three Months
Ended September 30, 2003


                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                       $   98.3    $  29.8      $  51.8      $ (34.1)     $ 145.8
Cost of sales                                                   69.8       23.4         38.3        (35.9)        95.6
                                                             --------   --------     --------     --------     --------
Gross profit                                                    28.5        6.4         13.5          1.8         50.2
Selling, general and administrative expenses                    16.0        4.2          5.8                      26.0
Restructuring expenses
                                                 --------    --------   --------     --------     --------     --------
Income from operations                                          12.5        2.2          7.7          1.8         24.2
Interest expense                                $   (4.9)      (12.4)                   (0.1)                    (17.4)
Interest income                                                                          0.1                       0.1
Other income (expense), net                                      0.3       (0.1)        (0.4)                     (0.2)
                                                 --------    --------   --------     --------     --------     --------
Income (loss) before income taxes                   (4.9)        0.4        2.1          7.3          1.8          6.7
Provision (benefit) for income taxes                 3.2        37.5        0.8          2.8                      44.3
                                                 --------    --------   --------     --------     --------     --------
Income (loss) before earnings (losses)
  of affiliated companies                           (8.1)      (37.1)       1.3          4.5          1.8        (37.6)

Equity in earnings (losses) of
  affiliated companies, net                        (29.5)        7.7                                 21.8
                                                 --------    --------   --------     --------     --------     --------
Net income (loss)                               $  (37.6)    $ (29.4)    $  1.3        $ 4.5      $  23.6      $ (37.6)
                                                 ========    ========   ========     ========     ========     ========



For the Nine Months
Ended September 30, 2002



                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 225.5     $  89.5     $ 121.0      $ (84.6)     $ 351.4
Cost of sales                                                  154.5        69.0        92.6        (84.5)       231.6
                                                            ---------    --------    ---------    ---------    ---------
Gross profit                                                    71.0        20.5        28.4         (0.1)       119.8
Selling, general and administrative expenses        $ 0.5       39.5        13.2        15.3                      68.5
Restructuring expenses                                           5.8                                               5.8
                                                   -------  ---------    --------    ---------    ---------    ---------
Income (loss) from operations                        (0.5)      25.7         7.3        13.1         (0.1)        45.5
Interest expense                                    (16.0)     (51.7)       (0.4)       (0.2)        14.0        (54.3)
Interest income                                                 14.5                     0.2        (14.0)         0.7
Other income (expense), net                                     (2.0)                   (0.6)                     (2.6)
                                                   -------  ---------    --------    ---------    ---------    ---------
Income (loss) before income taxes                   (16.5)     (13.5)        6.9        12.5         (0.1)       (10.7)
Provision (benefit) for income taxes                 (4.5)      (5.4)        2.6         4.4                      (2.9)
                                                   -------  ---------    --------    ---------    ---------    ---------
Income (loss) from continuing operations            (12.0)      (8.1)        4.3         8.1         (0.1)        (7.8)
Discontinued operations:  loss on disposal,
   net of taxes of $0.4                                         (1.7)                                             (1.7)
                                                   -------  ---------    --------    ---------    ---------    ---------
Income (loss) before earnings (losses)
   of affiliated companies                          (12.0)      (9.8)        4.3         8.1         (0.1)        (9.5)
Equity in earnings (losses) of
  affiliated companies, net                           2.5       12.2         0.1                    (14.8)
                                                   -------  ---------    --------    ---------    ---------    ---------
Net income (loss)                                  $ (9.5)  $    2.4     $   4.4      $  8.1      $ (14.9)     $  (9.5)
                                                   =======  =========    ========    =========    =========    =========



For the Three Months
Ended September 30, 2002



                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  81.3      $  28.0      $ 41.0       $(28.8)      $121.5
Cost of sales                                                   56.6         22.3        31.0        (29.2)        80.7
                                                              -------      -------     -------      -------      -------
Gross profit                                                    24.7          5.7        10.0          0.4         40.8
Selling, general and administrative expenses       $  0.1       13.5          4.5         5.0                      23.1
Restructuring expenses                                           0.3                                                0.3
                                                   -------    -------      -------     -------      -------      -------
Income (loss) from operations                        (0.1)      10.9          1.2         5.0          0.4         17.4
Interest expense                                     (5.4)     (17.1)                    (0.1)         4.6        (18.0)
Interest income                                                  4.8                                  (4.6)         0.2
Other income (expense), net                                     (1.2)                    (0.2)                     (1.4)
                                                   -------    -------      -------     -------      -------      -------
Income (loss) before income taxes                    (5.5)      (2.6)         1.2         4.7          0.4         (1.8)
Provision (benefit) for income taxes                 (0.9)      (1.2)         0.4         1.7
                                                   --------   -------      -------     -------      -------      -------
Income (loss) from continuing operations             (4.6)      (1.4)         0.8         3.0          0.4         (1.8)
Discontinued operations: loss on disposal
  net of taxes of $0.4                                          (1.7)                                              (1.7)
                                                   --------  --------      -------     -------     --------      -------
Income (loss) before earnings (losses)
  of affiliated companies                            (4.6)      (3.1)         0.8         3.0          0.4         (3.5)
Equity in earnings (losses) of
  affiliated companies, net                           1.2        4.1          0.1                     (5.4)
                                                    -------  --------      -------     -------      -------      -------
Net income (loss)                                 $  (3.4)   $   1.0      $   0.9       $ 3.0       $ (5.0)       $(3.5)
                                                    =======  ========      =======     =======      =======      =======



September 30, 2003




                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                $   5.2      $  (0.8)      $ 16.3                   $  20.7
  Accounts receivable, net                                    35.1         10.5         20.5                      66.1
  Intercompany receivables                                   265.9         54.4         12.4       $(332.7)
  Inventories                                                 25.3         22.6         19.7                      67.6
  Other current assets                                        24.1          0.6          1.6                      26.3
                                                           -------      -------      -------       -------      -------
    Total current assets                                     355.6         87.3         70.5        (332.7)      180.7
Investments in affiliated companies              $ (48.1)    218.0                       0.3        (170.2)
Property, plant and equipment, net                            40.4         24.5         27.7                      92.6
Cost in excess of net assets of acquired
  businesses, net                                             30.2         40.2          6.5                      76.9
Other assets                                                  33.7                       3.9                      37.6
                                                 -------- --------      -------      -------      -------      -------
    Total Assets                                 $ (48.1) $  677.9      $ 152.0      $ 108.9      $ (502.9)    $ 387.8
                                                 ======== ========      =======      =======      =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
       of long-term debt                                   $   4.9                    $ 0.9                    $   5.8
Accounts payable                                              19.4       $  6.7         5.8                       31.9
  Intercompany payables                         $  332.7                                          $(332.7)
  Accrued expenses                                            44.8          7.1        11.4                       63.3
                                                 -------- --------      -------      -------      --------     -------
    Total current liabilities                      332.7      69.1         13.8        18.1        (332.7)       101.0
Long-term debt, exclusive of current maturities     21.3     583.7                                               605.0
Deferred income taxes, exclusive of
  current portion                                             (1.2)                     2.2                        1.0
Other liabilities                                    3.0      74.3          2.6         5.9                       85.8
                                                 -------- --------      -------      -------      --------     -------
    Total Liabilities                              357.0     725.9         16.4        26.2        (332.7)       792.8
                                                 -------- --------      -------      -------      --------     -------
Stockholders Equity (Deficit)                     (405.1)    (48.0)       135.6        82.7        (170.2)      (405.0)
    Total Liabilities and                        -------   -------      -------      -------      -------      -------
      Stockholders' Equity (Deficit)             $ (48.1)  $ 677.9      $ 152.0      $108.9      $ (502.9)     $ 387.8
                                                 =======   =======      =======      =======      =======      =======


DECEMBER 31, 2002



                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                $  16.3      $  (0.1)    $   10.2                   $  26.4
  Accounts receivable, net                                    26.2         15.1         17.2                      58.5
  Intercompany receivables                                   274.7         39.3          7.3      $(321.3)
  Inventories                                                 27.5         21.4         15.9                      64.8
  Deferred income taxes                                       30.4                       0.1                      30.5
  Other current assets                                         9.2          0.5          1.3                      11.0
                                                           -------      -------      -------      --------     -------
    Total current assets                                     384.3         76.2         52.0       (321.3)       191.2
Investments in affiliated companies              $ (25.7)    201.6                       0.2       (176.1)
Property, plant and equipment, net                            35.6         26.4         28.7                      90.7
Cost in excess of net assets of acquired
  businesses, net                                             30.2         40.2          6.5                      76.9
Other assets                                                  65.9                       3.3                      69.2
                                                 --------  -------      -------      -------      --------     -------
    Total Assets                                 $ (25.7)  $ 717.6      $ 142.8      $  90.7      $(497.4)    $  428.0
                                                 ========  =======      =======      =======      ========     =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                      $   3.4                                            $    3.4
Accounts payable                                              14.0      $   5.5       $  6.0                      25.5
  Intercompany payables                          $ 321.3                                          $(321.3)
  Accrued expenses                                            55.6          6.9          8.8                      71.3
                                                 -------   -------      -------      -------      -------      -------
    Total current liabilities                      321.3      73.0         12.4         14.8       (321.3)       100.2
Long-term debt, exclusive of current maturities     18.7     605.4                                               624.1
Deferred income taxes, exclusive of
  current portion                                             (1.9)                      1.9
Other liabilities                                    3.2      66.9          1.6          0.9                      72.6
                                                 -------   -------      -------      -------      -------      -------
    Total Liabilities                              343.2     743.4         14.0         17.6       (321.3)       796.9
                                                 -------   -------      -------      -------      -------      -------
Stockholders Equity (Deficit)                     (368.9)    (25.8)       128.8         73.1       (176.1)      (368.9)
                                                 -------   -------      -------      -------      -------      -------
    Total Liabilities and
      Stockholders' Equity (Deficit)             $ (25.7)  $ 717.6      $ 142.8      $  90.7      $(497.4)     $ 428.0
                                                 =======   =======      =======      =======      =======      =======


For the Nine Months
Ended September 30, 2003




                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $ (11.4)  $ 40.6   $     1.1    $     5.3                   $    35.6
                                                 -------   -------      -------      -------      -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                              (0.6)                                                (0.6)
Purchases of property, plant and equipment                   (8.5)       (0.8)        (2.7)                      (12.0)
                                                 -------   -------      -------      -------      -------      -------
Net cash used in investing activities                        (9.1)       (0.8)        (2.7)                      (12.6)
                                                 -------   -------      -------      -------      -------      -------
Cash flows from financing activities:
Issuance of debt                                            118.0                                                118.0
Reduction of debt                                          (137.2)                     0.1                      (137.1)
Advances from (to) affiliated companies            11.4     (10.9)       (0.5)
Other                                                        (9.6)                                                (9.6)
                                                 -------   -------      -------      --------     -------      -------
Net cash provided by (used in) financing
  activities                                       11.4     (39.7)       (0.5)         0.1                       (28.7)
                                                 -------   -------      -------      -------      -------      -------
Net increase (decrease) in cash and cash
  equivalents                                                (8.2)       (0.2)         2.7                        (5.7)
Cash and cash equivalents at beginning of period             18.6        (0.2)         8.0                        26.4
                                                 -------   -------      -------      -------      -------      -------
Cash and cash equivalents at end of period       $  0.0   $  10.4      $ (0.4)     $  10.7                   $    20.7
                                                 =======   =======      =======      =======      =======      =======



For the Nine Months
Ended September 30, 2002



                                                  Blount                               Non-
                                             International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                             --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                     $  (6.4)       $  3.6      $   2.2      $   2.4                 $   1.8
                                                   -------     -------      -------      -------      -------    -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                    8.2                       0.1                     8.3
Purchases of property, plant and equipment                        (4.5)        (1.7)        (5.6)                  (11.8)
Proceeds (expenses) from sale of discontinued                    (14.5)                                            (14.5)
  operations
                                                   -------      -------     --------      -------     -------    --------
Net cash used in investing activities                            (10.8)        (1.7)        (5.5)                  (18.0)
                                                   -------      -------     --------      -------     -------    --------
Cash flows from financing activities:

Reduction of debt                                                (10.9)                                            (10.9)
Advances from (to) affiliated companies              6.4          (5.9)        (0.5)
Other                                                             (0.4)                                             (0.4)
                                                   -------      -------     --------      -------     -------    --------
Net cash provided by (used in) financing
  activities                                         6.4         (17.2)        (0.5)        (0.0)                  (11.3)
                                                   -------      -------     --------      -------     -------    --------
Net increase (decrease) in cash and cash
  equivalents                                                    (24.4)         0.0         (3.1)                  (27.5)
Cash and cash equivalents at beginning of period                  44.0         (1.1)         4.7                    47.6
                                                   -------      -------     --------      -------     -------    --------
Cash and cash equivalents at end of period         $ 0.0        $ 19.6      $  (1.1)      $  1.6                 $  20.1
                                                   =======      =======     ========      =======     =======    ========


NOTE 10:
DEBT AND FINANCING AGREEMENTS

On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans and $100 million in revolving credit facility. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios were achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a convertible preferred equivalent security, together with warrants for 1,000,000 shares of the Company's common stock (or approximately 3% of the outstanding shares of common stock of the Company) that are exercisable immediately at a price of $0.01 per share. The convertible preferred equivalent security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of a class, or classes, of preferred stock at the Annual Meeting of Stockholders held on April 19, 2001. The Company has recorded the fair value of the warrants at $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.

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

On May 15, 2003 the Company entered into a new senior credit facility replacing the previous credit facility. The new credit facility consists of a $67.0 million revolving credit facility, a Term A loan of up to $38.0 million and a Term B loan of up to $85.0 million. These loans are collateralized by certain Company assets, some of which are held in trust in parri passu, ratably with the Company's 7% Senior Notes. The new credit facility is subject to certain reporting and financial covenant compliance requirements. Specifically, the Company must meet minimum EBITDA thresholds and maintain a certain fixed coverage ratio which is defined as EBITDA divided by the sum of cash interest paid, capital spending, cash income taxes paid and scheduled debt repayments. The Company was in compliance with these covenants as of September 30, 2003.

The term of the credit facility is for five years with scheduled quarterly repayments as follows: the Term A loan requires quarterly repayments of $1,250,000 until April 1, 2004 and then increasing to $2,062,500 per quarter on July 1, 2004 until the last payment on May 14, 2008; Term B requires quarterly payments of $1,250,000 beginning July 1, 2005 until April 1, 2006 and then increasing to $1,875,000 per quarter until January 1, 2008 with the final payment of $66,875,000 due on May 14, 2008. The term loans can be repaid at anytime but are subject to a prepayment premium during the initial two years of the credit agreement. There can also be additional mandatory repayment amounts due related to sale of Company assets under certain circumstances and upon the Company's annual excess cash flow as determined by the credit agreement.

The Company utilized $149.5 million of the facility, including $31.8 million on the revolver, on May 15 to extinguish $133.5 million of the previous senior credit facility, pay $8.3 million towards fees and expenses for the loan agent and others, and provide $7.7 million cash to temporarily collateralize outstanding letters of credit. Prior to the end of the second quarter the Company paid off the revolver balance in full, by, among other sources using the $25.0 million returned to the Company that was previously held in escrow as part of the sale of the Company's Sporting Equipment segment in 2001. As of September 30, 2003 the outstanding balances on the new credit facility were $36.7 million of Term A, $80.0 million of Term B and no amounts drawn on the revolving facility.

Long-term debt at September 30, 2003 and December 31, 2002 consisted of the following:

                                                 September 30,      December 31,
(Dollars in millions)                                2003               2002
---------------------------------                -------------      ------------
13% Senior subordinated notes                      $ 323.2           $ 325.0
7% Senior notes                                      149.6             149.4
Term loans                                           116.7             134.4
Revolving credit facility
12% preferred equivalent security                     21.3              18.7
---------------------------------                -------------      ------------
Total Debt                                           610.8             627.5
Less current maturities                               (5.8)             (3.4)
---------------------------------                -------------      ------------
Total long-term debt                               $ 605.0           $ 624.1
---------------------------------                =============      ============


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


NOTE 12: NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs")created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to public enterprises in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management has evaluated the Company for possible VIEs and believes that FIN 46 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics to be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement was effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance is required to be applied prospectively. The Company believes that SFAS No. 149 will not have a material impact on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the effect of the adoption of SFAS No. 150 and believes that it will not have a material impact on its financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Results for the three months and nine months ended September 30, 2003 showed improvement from last year in sales and income from operations, but were offset by a non-cash valuation allowance on deferred tax assets recognized in the third quarter.

Sales for the third quarter of 2003 were $145.8 million, compared to $121.5 million for the same period last year. The increase of $24.3 million or 20% is the result of a 25% year-over-year increase for Outdoor Products and a 23% increase for Industrial and Power Equipment, partially offset by a 24% decrease in Lawnmowers. Currency rates continue to be favorable for foreign markets with the effect on unit prices estimated to yield $2.0 million in additional sales revenue from last year's third quarter.

Sales for the nine months ended September 30, 2003 were $399.9 million compared to $351.4 million for the same period last year. The increase of $48.5 million or 14% is driven by an 18% increase for Outdoor Products and a 13% increase in the Industrial and Power Equipment segment, partially offset by an 18% decline in Lawnmower sales. In foreign markets, currency rates continue to be favorable with the effect on unit prices yielding an estimated $6.6 million in additional sales revenue. Demand for the Company's products has increased over 2002 due to improved economic conditions, the effect of stormy weather in the eastern United States and the initial roll-out of the Timberking product line in conjunction with the previously announced joint marketing arrangement with Caterpillar, Inc.

Income from operations for the third quarter of 2003 was $24.2 million compared to $17.4 million for the same period last year. This $6.8 million or 39% increase reflected a $9.4 million increase in gross profit, driven by higher sales volume, partially offset by higher selling, general and administration expense ("SG&A"). Total SG&A expense in the third quarter of 2003 of $26.0 million compared to $23.1 million reported in 2002. This increase of $2.9 million, or 13%, included $0.7 million due to the weaker US Dollar and increases of $0.2 million for incentive compensation, $0.4 million for insurance premiums, and $0.4 million for startup costs associated with the new supply and marketing agreements with Caterpillar, Inc.

Income from operations for the nine months ended September 30, 2003 of $61.8 million compares to $45.5 million for the same period last year. The increase of $16.3 million or 36% is primarily due to a $17.9 million increase in gross profit and a $5.6 million reduction in restructuring expense, partially offset by a $7.2 million increase in SG&A expense. The increase in gross profit is due to the higher unit sales volume in two of the three business segments, supported by the effect of currency rates. Total SG&A expense for the nine months ended September 30, 2003 was $75.7 million compared to $68.5 million for the same period last year. This increase includes the effect of currency rates estimated at $2.4 million, $1.4 million increase for pension and post retirement expense, $1.1 million increase for insurance premiums, $1.2 million increase for incentive compensation, and $0.6 million increase due to startup costs associated with the supply and marketing agreements with Caterpillar, Inc. Restructuring expense of $0.2 million was incurred in the nine months ended September 30, 2003 for severance associated with the relocation of a production process within the Outdoor Products segment. Restructuring expense of $5.8 million was incurred in the same period last year for the relocation of corporate headquarters from Montgomery, Alabama to Portland, Oregon.

Net loss for the third quarter of 2003 was $37.6 million or $1.22 per share compared to net loss of $3.5 million or $0.11 per share for the same period in 2002. The change in net loss includes higher operating income of $6.8 million, lower other expense of $1.2 million and lower interest expense of $0.6 million. These are offset by higher income tax expense of $44.3 million. The decrease in other expense reflects $0.2 million for other expense in 2003 compared to $1.4 million in other expense incurred in 2002, of which $0.8 million was related to the sale of an office building and $0.5 million to realized losses in the rabbi trust, created to fund certain executive benefits. Lower interest expense is due to a combination of lower rates and outstanding debt. The higher tax expense includes $41.0 million to record a valuation allowance since the Company has now determined it will likely not be able to utilize its deferred tax asset, and a $3.3 million tax provision due to an increase in pre-tax income. The Company has exhausted its ability to carry back net operating losses to prior years and will only be able to utilize accumulated net operating losses on a carry forward basis. Although the Company expects to be profitable on a go-forward consolidated basis, the existing outstanding debt requires significant annual interest payments which result in operating losses in the United States. The combination of anticipated operating losses in the United States for the foreseeable future and the fact that certain tax planning strategies have diminished in the quarter ended September 30, 2003 has led to the determination that the Company will not likely be able to utilize its deferred tax benefits.

Net loss for the nine months ended September 30, 2003 of $37.8 million or $1.23 per share compares to a net loss of $9.5 million or $0.31 per share for the same period in 2002. The increase in net loss reflects a $47.1 million increase in income taxes primarily due to the recognition of a $41.0 million deferred tax valuation allowance, and also includes $0.7 million increase in other expense. These increases in expense are partially offset by $16.3 million improvement in income from operations and $1.6 million decrease in interest expense. Interest expense was 3% lower than the previous year due to lower interest rates and a lower average level of debt. Other expense of $3.3 million in 2003 compares to $2.6 million in 2002, with the increase primarily the result of this year's debt extinguishment expense but offset somewhat by a $1.7 million loss on the sale of Company assets during 2002. A tax provision of $44.2 million in 2003 compares to a benefit of $2.9 million in 2002. Included in the current year amount is a $3.2 million provision on pre-tax earnings and $41.0 million as a one hundred percent valuation allowance on deferred tax assets the Company has now determined it will likely not be able to utilize.


SEGMENT RESULTS

Effective January 1, 2003, the Company realigned its businesses and now reports results in three segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment. The Lawnmower segment consists of the Company's Dixon subsidiary, which historically was included in the Outdoor Products segment. Inter-segment sales are now eliminated on a separate line and historical amounts have been adjusted to reflect this change.

Sales for the Outdoor Products segment in the third quarter of 2003 were $92.5 million compared to $74.2 million in 2002, a 25% increase. This increase was driven by stronger demand across all product lines and major geographical markets and in both original equipment manufacturer ("OEM") and replacement channels. A weaker US Dollar contributed to this increase and the effect on translation is estimated to be $2.0 million. The effects of hurricane Isabel on the eastern United States increased demand for products in the third quarter.

Sales for the nine months ended September 30, 2003 were $265.6 million compared to $224.3 million in the same period of 2002. The increase of $41.3 million or 18% continues to show a recovery from last year's nine month performance, when sales declined 3% from comparable 2001 results. As with the quarter's results, the nine month comparison shows an increase driven by stronger demand in all major geographical markets and in both OEM and replacement channels. Growth in demand occurred in all product lines, led by chain saw components, and was particularly strong in the European market. A weaker US Dollar contributed to this increase and the effect on translation is estimated at $6.6 million.

Operating profit increased to $24.0 million from $16.3 million in the third quarter of 2002. The increase is the result of an increase in gross profit, offset, in part, by higher SG&A costs. Gross profit increased to $38.5 million from $30.1 million due to higher sales volume and the net favorable effect in currency rates of $0.6 million. SG&A increased to $14.6 million from $13.8 million in 2002, reflecting the weaker US Dollar and, the rising insurance and benefit expenses, but partially offset by a reduction resulting from the reassignment of certain functions to the corporate office.

For the nine months ended September 30, 2003, the Outdoor Products segment operating profit increased to $66.9 million compared to $50.0 million for the same period in 2002. As with the quarter's results, the nine month year-over-year comparison reflects an increase in gross profit, offset, in part, by higher SG&A costs. Gross profit increased to $110.1 million from $90.8 million due to higher sales volume and the net favorable effect of currency rates of $4.5 million. SG&A increased to $43.2 million from $40.8 million in 2002, with $2.4 million due to the weaker US Dollar and rising insurance and benefit expense, but partially offset by a reduction resulting from the reassignment of certain functions to the corporate office.

Sales for the Lawnmower segment in the third quarter of 2003 were $8.3 million compared to $10.9 million for the same period of 2002, a 24% decrease. Sales for nine months ended September 30, 2003 were $26.4 million compared to $32.2 million for the same period last year, an 18% decrease. For the third quarter and nine month period, the decline in sales is due primarily to a decline in unit volume reflecting the increased competition that resulted in a decline of the Company's market share of the zero-turning-radius lawnmower products. This decline in volume is partially offset by a new entry-level model called the "Zeeter", introduced in the middle of 2002, which provided one-fifth of unit sales for both the third quarter and nine month period ended September 30, 2003.

The segment's operating loss for the third quarter was $0.4 million compared to an operating profit of $0.7 million for the same period in 2002. For the nine months ended September 30, 2003, the segment had an operating loss of $0.7 million compared to an operating profit of $2.0 million for the same period last year. Lower profitability is due primarily to a decline in sales volume, but also higher employee benefit costs and a shift in product mix to smaller and lower margin units.

Sales of the Company's Industrial and Power Equipment segment in the third quarter of 2003 were $45.1 million compared to $36.6 million in 2002. This $8.5 million, or 23% increase was driven by stronger sales of timber harvesting and loading equipment. The year-over-year growth rate for these products was up 28% for the quarter, supported by an increase in demand for existing products and incremental sales resulting from a joint marketing arrangement with Caterpiller, Inc. established earlier in the year. These developments are partially offset by lower demand for the segment's power transmission components business, as construction and utility equipment markets remain weak. Sales for the nine months ended September 30, 2003 were $108.2 million compared to $95.9 million for the same period last year, a $12.3 million or 13% increase. Included in the year-to-date results was an 18% increase of timber harvesting and loading equipment, partially offset by a 15% decrease in the segment's power transmission components business.

The segment's operating income in the third quarter of 2003 was $3.8 million compared to $2.2 million in 2002. This increase was driven by growth in unit sales volume providing improvement in gross margins and lower SG&A as a percent of sales. Operating income for the nine months ended September 30, 2003 were $4.7 million compared to $3.9 million for the same period last year. This increase was due to the improved sales of timber harvesting and loading equipment, but is partially offset by the decrease in power transmission components business.

On March 11, 2003 the Company announced marketing and supply agreements with Caterpillar, Inc. These agreements will expand the line of purpose-built forestry equipment currently available to dealers and customers of the Company's Forestry & Industrial Equipment Division ("FIED"). The long-term agreements with Caterpillar leverage both companies' capabilities in specific areas of the forestry business and expand the distribution channels for the Prentice brand of track feller-bunchers and Hydro-Ax brand of wheel feller-bunchers already distributed by FIED dealers.

Corporate office expense was $3.2 million for the third quarter compared to $1.5 million in 2002. For the nine months ended September 30, 2003, corporate office expense was $8.9 million compared to $4.6 million in 2002. The increase reflects the reassignment of certain functions from the Outdoor Products segment in 2002. The estimated impact of this reassignment is $0.7 million in the third quarter and $2.1 million for the nine months. Other year-over-year increases include higher pension and post retirement benefits of $0.1 million for the quarter and $0.6 million for the nine months; accrued incentive compensation of $0.3 million for the quarter and $0.8 million year for nine months; and higher insurance costs of $0.2 million for the quarter and $0.6 million for nine months.

The Company's total backlog increased to $110.8 million at September 30, 2003 from $56.3 million at December 31, 2002 and from $60.6 million at September 30, 2002 as follows (in millions):

                                                       Backlog
                                       ----------------------------------------
                                      September 30,  December 31,  September 30,
                                           2003          2002         2002
------------------------------------   ------------  ------------  ------------
Outdoor Products                         $ 61.1        $ 42.9        $ 38.5
Lawnmower                                   6.4           3.1           4.9
Industrial and Power Equipment             43.3          10.3          17.2
------------------------------------      ------        ------       ------
     Total segment backlog               $110.8        $ 56.3        $ 60.6
------------------------------------      ======        ======       ======

Backlog for the Outdoor Products segment has increased over the past year due to improved customer inventory positions and current product demand. It should be noted however that during significant increases in demand for chain saw product, the backlog may be somewhat overstated as some customers place duplicate orders to ensure order fulfillment. The Lawnmower segment's backlog is typically higher at this time of the year after the introduction of a new model year and shows a 31% improvement over a year ago. The Industrial and Power Equipment segment backlog has increased largely due to a new program encouraging dealers to order with greater lead time, the initiation of Timberking orders associated with the Caterpillar joint marketing arrangement and an increase in the distribution of the Company's skidder product line.


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

Total debt at September 30, 2003 was $610.8 million compared to $627.5 million at December 31, 2002. On May 15, 2003 the Company entered into a new senior credit facility. The new credit facility consists of a $67.0 million revolving credit facility, a Term A loan of up to $38.0 million and a Term B loan of up to $85.0 million. These loans are collateralized by certain Company assets and interest and principal payments continue to represent significant obligations. Interest on certain loan and credit facilities are payable in arrears according to varying interest rates and periods. The Company's remaining liquidity needs relate to working capital and capital expenditures.

The Company intends to fund working capital, capital expenditures and debt service requirements for the next twelve months through cash flows generated from operations and from the revolving credit facility. Furthermore, the Company expects these resources will be sufficient to cover any additional increases in working capital and capital expenditures. The new revolving credit facility, with availability of up to $67.0 million, replaced a previously available facility of up to $75.0 million. There were no amounts drawn on the revolver as of September 30,

2003. Letters of credit issued under the new revolving credit facility, which reduce the amount of borrowing available, were $7.5 million as of September 30, 2003 compared to $11.4 million under the previous facility at December 31, 2002. The new revolving credit facility will mature in May of 2008.

Cash balances at September 30, 2003 were $20.7 million compared to $26.4 million at December 31, 2002. The decline in cash balance in the first nine months of 2003 is $5.7 million compared to a decline of $27.5 million for the same period in 2002.

Cash generated from operating activities was $35.6 million in the first nine months of 2003 compared to $1.8 million for the same period in 2002. The $33.8 million increase in cash provided is primarily the result of an increase in pretax income of $17.1 million and the receipt of $25.0 million in escrowed funds associated with the sale of the Company's Sporting Equipment segment in 2001. These increases are partially offset by a higher use of funds for accounts receivable of $6.6 million and inventory of $2.9 million.

Accounts receivable at September 30, 2003 and December 31, 2002 and sales by segment for the third quarter of 2003 compared to the fourth quarter of 2002 were as follows:

                                       September 30,  December 31,   Increase
(Dollars in millions)                       2003          2002      (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $ 44.8        $ 37.9        $ 6.9
  Lawnmower                                   3.2           3.4         (0.2)
  Industrial and Power Equipment             18.1          16.1          2.0
------------------------------------       ------       -------       -------
     Total segment receivables             $ 66.1        $ 57.4        $ 8.7
------------------------------------       ======       =======       =======

                                                    Three Months Ended
                                        September 30,  December 31,   Increase
                                            2003          2002       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                        $ 92.5        $ 83.1         $ 9.4
  Lawnmower                                  8.3           9.2          (0.9)
  Industrial and Power Equipment            45.1          35.8           9.3
  Elimination                               (0.1)                       (0.1)
------------------------------------       ------       ------        ------
     Total segment sales                  $145.8         128.1        $ 17.7
------------------------------------       ======       ======        ======

The $8.7 million increase in segment accounts receivable from December 31, 2002 is consistent with the increase in sales. In addition to operating segment receivables, the Company received $0.4 million on a receivable related to discontinued operations and reduced the associated allowance for doubtful accounts $0.8 million. This was the primary cause for a $1.0 million decrease in total allowance for doubtful accounts from $4.3 million reported at December 31, 2002.

Net cash used for investing activities for the first nine months of 2003 was $12.6 million compared to $18.0 million for the same period of 2002. Purchases for property, plant and equipment during this period of 2003 were $12.0 million compared to $11.8 million for the same period last year. Payments associated with the sales of assets during the first nine months of 2003 are $0.6 million and are related to the 2002 sale of an office building in Montgomery, Alabama. This is $8.9 million lower than receipts of $8.3 million in the same period of 2002 that were due primarily to the sales of a storage warehouse, a fractional interest in an aircraft and an office building. In the first nine months of 2003 there were less than $0.1 million in expenses associated with the sale of discontinued operations compared to $14.5 million in the first nine months of 2002.

Cash used in financing activities for the first nine months of 2003 was $28.7 million compared to $11.3 million for the same period last year. In the second quarter, the Company, utilizing $149.8 million of its new credit facility, extinguished its Tranche B term loan with an outstanding balance of $133.5 million. The borrowings on the new facility consisted of $118.0 million from new term loans and $31.8 million from the new revolver facility. Included in other financing activities are $9.7 million for fees and expenses paid as part of the transaction. The revolver was subsequently fully paid down, in part, with $25.0 million returned to the Company which was previously held in escrow as part of the sale of the Company's Sporting Equipment segment in 2001. In the third quarter the Company made a scheduled payment of $1.3 million on the new term loans. Cash used in 2002 for financing activities included scheduled debt payment of $2.5 million, an additional payment of $5.9 million resulting from the application of proceeds generated from sale of the office building in Montgomery, Alabama and $1.9 million resulting from the application of proceeds from the sale of the company aircraft.

Due to a decline in asset values of the Company's sponsored defined benefit plan during 2001 and 2002, the Company's annual cash contributions to the pension fund will increase in 2003 and will increase further in 2004. The decline in asset value is due to overall weakness in the stock and bond markets. Cash contributions are estimated to be $3.7 million for 2003 and $12.6 million for 2004. Furthermore, the Company adjusted its balance sheet at the end of 2002 to record a minimum pension liability in accordance with SFAS 87 "Employers' Accounting for Pensions". The adjustment resulted in a non-cash reduction of shareholder's equity by $14.2 million. The Company believes that cash flow from operations and amounts available under its revolving credit agreement will be sufficient to cover the higher pension contribution levels.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs")created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to public enterprises in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management has evaluated the Company for possible VIEs and believes that FIN 46 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance is required to be applied prospectively. The Company believes that SFAS No. 149 will not have a material impact on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the effect of the adoption of SFAS No. 150 and believes that it will not have a material impact on its financial statements.


FORWARD LOOKING STATEMENTS

Forward-looking statements in this release, including without limitation the Company's "expectations," "beliefs," "indications," "estimates," and their variants, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and actual results subsequent to the date of this quarterly report may differ materially.


ITEM 4 - CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II Other Information

Item 6(a) Exhibits


** 31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of
           2002 by James S. Osterman, Chief Executive Officer for the quarter ended September 30, 2003.

** 31.2  Certification pursuant to section 302 of the Sarbanes-Oxley Act of
           2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended September 30, 2003.

** 32.1  Certification pursuant to section 906 of the Sarbanes-Oxley Act of
           2002 by James S. Osterman, Chief Executive Officer for the quarter ended September 30, 2003.

** 32.2  Certification pursuant to section 906 of the Sarbanes-Oxley Act of
           2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended September 30, 2003.


Item 6(b)  Reports on Form 8-K

           On November 4, 2003, the Company filed its financial results and public release for the third quarter 2003 as a report pursuant to Form 8-K.

*  Incorporated by reference.

** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  November 13, 2003                      /s/ Calvin E. Jenness
                                        ---------------------------------------
                                                  Calvin E. Jenness

                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer