Form 10-K
period 2003-12-31
BLOUNT INTERNATIONAL INC
filed 2004-03-10
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
(Mark one)

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-11549
                                              ---------

                          BLOUNT INTERNATIONAL, INC.
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                           63-0780521
        -------------------------------          ----------------------
        (State or other jurisdiction of             (I.R.S Employer
         incorporation or organization)           Identification  No.)

           4909 SE International Way
                Portland, Oregon                       97222-4679
        -------------------------------          ----------------------
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

                  Yes [X]                                No [ ]
                  ---                                    ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                  Yes [ ]                                No [X]
                  ---                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statementsincorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



                                  ----------



At June 30, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $25,042,967.

Common stock $0.01 par value as of December 31, 2003:  30,827,738 shares
                                                       ----------

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

Portions of the proxy statement for the annual meeting of stockholders to be held on April 20, 2004, are incorporated by reference in Part III.

                               Table of Contents
                               -----------------

                                                                          Page
Part I

           Item 1.   Business                                               5

              Outdoor Products
              Lawnmower
              Industrial and Power Equipment
              Capacity Utilization
              Backlog
              Acquisitions and Dispositions
              Employees
              Environmental Matters
              Financial Information about Industrial Segments and
                         Foreign and Domestic Operations
              Seasonality
              Available Information

           Item 2.    Properties                                           10

           Item 3.    Legal Proceedings                                    11

           Item 4.    Submission of Matters to a Vote of Security Holders  11


Part II

           Item 5.    Market for Registrant's Common Equity and Related
                      Stockholder Matters                                  11

           Item 6.    Selected Financial Data                              12

           Item 7.    Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                   13

              Overview
              Critical Accounting Policies and Estimates
              Operating Results
              Financial Condition, Liquidity, and Capital Resources Off Balance Sheet Arrangements
              Market Risk
              Recent Accounting Pronouncements
              Related Party Transactions
              Forward Looking Statements

           Item 7A.   Quantitative and Qualitative Disclosures about
                      Market Risk                                          26

           Item 8.    Financial Statements and Supplementary Data          27

              Report of Independent Auditors
              Management Responsibility
              Consolidated Statements of Income (Loss)
              Consolidated Balance Sheets
              Consolidated Statements of Cash Flows
              Consolidated Statements of Changes in Stockholders'
                         Equity (Deficit)
              Notes to Consolidated Financial Statements

           Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                  68

           Item 9A.   Controls and Procedures                              69

Part III

           Item 10.   Directors, Executive Officers, Promoters and
                      Persons of the Registrant Control                    69

           Item 11.   Executive Compensation                               69

           Item 12.   Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholders Matters          69

           Item 13.   Certain Relationships and Related Transactions       70

           Item 14.   Principal Accountant Fees and Services               70

Part IV.

           Item 15.   Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                                  71

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


OUTDOOR PRODUCTS

The Company's Outdoor Products segment specializes in attachments and components for cutting a variety of media from wood to concrete to brush, grass, and weeds. These products are sold primarily under the Oregon, ICS and Windsor brand names.

The Oregon product line includes a broad range of cutting chain, chainsaw guide bars, cutting chain drive sprockets and maintenance tools used primarily on portable gasoline and electric chainsaws, and mechanical timber harvesting equipment. The Oregon product line also includes a variety of cutting attachments and spare parts to service the lawn and garden industry. This Outdoor Equipment parts line-up is composed of lawnmower blades to fit a variety of machines and cutting conditions, as well as replacement parts that either meet or exceed the requirements of original equipment manufacturers
(OEMs).

The Windsor product line includes guide bars for chainsaws, cutting chain, and sprockets for chainsaws as well as products to support mechanical harvesting equipment. The Company also sells a variety of handheld garden tools under the Windsor label.

The ICS brand product line provides specialized concrete cutting equipment for construction markets around the globe. The principal product in the ICS line-up is a proprietary diamond-segmented chain, which is used on gasoline-powered and hydraulic-based saws and equipment. ICS also distributes gasoline and hydraulic powered saws to its customers. These saws are manufactured through an agreement with a third party.

The Company believes that it is the world leader in the production of cutting chain. Oregon and Windsor branded cutting chain and related products are used primarily by professional loggers, farmers, arborists and homeowners. Additionally, the Oregon line of lawnmower-related parts and accessories has an extensive following among commercial landscape companies and homeowners. The Company's ICS products are used by rental contractors, general contractors and concrete cutting specialists.

The Company sells its products to wholesale distributors, independent dealers and mass merchandisers serving the retail replacement market. In addition, Oregon brand chainsaw cutting chain and guide bars are currently sold to more than 30 chainsaw original equipment manufacturers. Much of this is privately branded for the OEM customer. More than 60% of the Outdoor Products segment's sales were outside of the United States in 2003.

Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, the Company believes that it is able to produce durable, high-quality cutting chain and guide bars more efficiently than most of its competitors. The use of Oregon brand cutting chain as original equipment on chainsaws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws.

Weather influences the Company's sales cycle. For example, severe weather patterns and events such as hurricanes, tornadoes or ice storms generally result in greater chainsaw use, and therefore, stronger sales of saw chain and guide bars. Seasonal rainfall plays a role in demand for the Company's lawnmower blades and garden-related products. Above-average rainfall drives greater demand for products in this category.

Marketing personnel are located throughout the United States and in a number of foreign countries. The Company manufactures its products in Milwaukie, Oregon; Milan and Dyer, Tennessee; Guelph, Ontario Canada; Curitiba, Parana, Brazil, and in Kansas City, Missouri. A portion of its accessories and spare parts, as well as the saws distributed by ICS, are sourced from vendors in various locations around the world.

A small number of other cutting chain manufacturers, as well as a small number of international chainsaw manufacturers, compete against the Company's Oregon and Windsor brands. The Company also supplies products and/or components to some of its competitors.

This segment's principal raw material, cold-rolled strip steel, is generally purchased from six main intermediate steel processors, and can be obtained from other sources.


LAWNMOWER

The Company's Lawnmower segment is comprised of Dixon Industries, Inc. ("Dixon"). Dixon, located in Coffeyville, Kansas, was acquired in 1990 and has manufactured zero-turning-radius (ZTR) lawnmowers and related attachments since 1974. Dixon pioneered the development of ZTR and offers a full line of ZTR lawnmowers for both homeowner and commercial applications. The Company believes Dixon is the leading manufacturer of residential zero-turning riding lawnmowers.

Initially, Dixon units featured a patented rear wheel drive system identified as a "friction drive" transaxle, which worked best on smaller and mid-size units. As the equipment line grew to increase the size of cutting area and horsepower, there was an increased need to offer more hydrostatic models. In late 1997, Dixon introduced the "Estate Line", a family of mowers that were designed for large homeowner lawns (42 inch - 60 inch cut widths) but priced lower than commercial hydrostatic units. The component that allowed Dixon to move into this segment was a low-cost self- contained hydro drive unit, the IZT (integrated zero turn). The IZT units were positioned between Dixon's existing Estate hydrostatic and friction drive models and were designed for the residential user. These units featured models with cut widths of 42 to 50 inches.

In 2002 Dixon responded to market demand for lower-cost units by introducing the new "Zeeter", an entry-level friction-drive machine with a suggested retail price under $2,000. In 2003 Dixon introduced a series of entry level residential models utilizing the EZT (Economy Zero Turn) hydro drive, and the RAM, Dixon's first all-steel bodied residential mower. The RAM model has been very well received and will become the foundation for the 2005 season product line. Dixon also offers an array of options for its products, including attachments for grass collection, mulching and snow removal. Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors.

The Company produces its products in a single manufacturing facility in Coffeyville, Kansas.

Dixon's competitors include general lawnmower manufacturers such as John Deere and Snapper, as well as zero-turning riding lawnmower manufacturers such as Ariens, Simplicity, Toro, MTD, Cadet, Electrolux and Yardman.


INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for the timber harvesting industry and for industrial use, industrial tractors for land and utility right-of-way clearing, and power transmission components. Major users of these products include logging contractors, harvesters, land reclamation companies, utility contractors, building materials distributors and original equipment manufacturers of hydraulic equipment.

The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes truck-mounted, trailer-mounted, stationary-mounted and self-propelled loaders and crawler feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; rubber-tired feller bunchers and related attachments under the Hydro-Ax brand name; and delimbers, slashers and skidders under the CTR brand name. The Company is also a leading manufacturer of cut-to-length harvesting equipment including forwarders, harvesters, and harvester heads under the Fabtek brand. The Company is also a competitive force in the gear industry, selling power transmissions and gear components under the Gear Products brand name.

The Company sells its timber harvesting products through a network of approximately 200 dealers in over 300 locations in the United States and currently has an additional 9 offshore dealers, primarily in the timber harvesting regions of South America. Gear Products, Inc. sells its products to over 265 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Approximately 93% of this segment's sales in 2003 were in North America, primarily in the southeastern and south central states of the United States.

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

Competition in markets served by the Industrial and Power Equipment segment is based largely on quality, price, brand recognition and product support. The segment's primary competition in timber harvesting equipment includes John Deere, which also markets the Timberjack brand, Komatsu, which markets the Timbco and Valmet brands, and numerous smaller manufacturers including Barko, Tigercat, Hood, and Serco. Gear Products' competitors in the fragmented industry include SKF, Avon, Kaydon, Rotec, Fairfield, Auburn, Tulsa Winch, Funk and Braden.

In March of 2003, the Industrial & Power Equipment segment entered into a marketing, licensing and supply agreement with Caterpillar, Inc., under which the Company began selling equipment manufactured by both Caterpillar and the Company under its Blount brands through the Blount dealer network and under Caterpillar's Timberking brand through Caterpillar dealer network.

The Company attempts to capitalize on its technological and manufacturing expertise to increase its participation in the market for replacement parts for products which it manufactures and to develop new product applications both within and beyond the timber, material handling, land clearing and gear industries. The Company is committed to continuing research and development in this segment to respond quickly to increasing mechanization and environmental awareness in the timber harvesting industry.

Gear Products Inc., acquired in 1991, is a leading manufacturer of rotational system components for mobile heavy equipment. Its primary products are bearings, winch drives and swing drives used to provide hydraulic power transmission in heavy equipment used in the forestry, construction and utilities industries. Due to extreme wear-and-tear on its products, Gear Products sells its products in the replacement parts market in addition to its sales to OEMs. Gear Products accounted for approximately 8% of the Industrial and Power Equipment segment's sales in 2003.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Menominee, Michigan; Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and a parts warehouse in Zebulon, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers. The

Company also has in place marketing and sales agreements with Caterpillar Inc. These agreements allow for the manufacture and distribution of the Timberking brand of purpose built forestry equipment. The manufacture of the Timberking branded products occurs at both the Company's and Caterpillar's plants with distribution of the product being the responsibility of the Company in conjunction with the Caterpillar dealer network.


CAPACITY UTILIZATION

Based on a five-day, three-shift work week, capacity utilization for the year ended December 31, 2003 by segment was as follows:

                                            % of Capacity
------------------------------              -------------
Outdoor Products                                  96%
Lawnmower                                         49%
Industrial and Power Equipment                    48%
------------------------------


BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                                       December 31,
                                            ----------------------------------
                                             2003     2002     2001     2000
------------------------------------------  -------  -------  -------  -------
Outdoor Products                            $ 66.7   $ 42.9   $ 32.9   $ 44.6
Lawnmower                                      4.9      3.1      3.1      4.4
Industrial and Power Equipment                47.7     10.3     12.9     15.0
------------------------------------------  -------  -------  -------  -------
         Total backlog                      $119.3   $ 56.3   $ 48.9   $ 64.0
------------------------------------------  =======  =======  =======  =======

The total backlog as of December 31, 2003 is expected to be completed and shipped within twelve months.


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

Net proceeds of approximately $168.1 million were received after the payment of $10.1 million in underwriting fees to Lehman Brothers, Inc. and CS First Boston, of which ATK reimbursed $5.0 million, $38.5 million in other transaction related costs and income taxes and the establishment of $25.0 million escrow amount as required by the Stock Purchase Agreement between the Company and ATK. The escrow amount, which is included in Other Assets at December 31, 2002, was collected in whole in 2003.

As a result of the sale, the Company reduced its outstanding indebtedness by $170.5 million with the repayment of a portion of its term loan, and results of operations for SEG, prior to the sale on December 7, 2001, have now been reclassified to discontinued operations as presented in the Consolidated Statement of Income
(Loss).


EMPLOYEES

At December 31, 2003, the Company employed approximately 3,300 individuals. None of the Company's domestic employees are unionized; the number of foreign employees who belong to unions is not significant. The Company believes its relations with its employees are satisfactory.


ENVIRONMENTAL MATTERS

For information regarding certain environmental matters, see Note 8 of Notes to Consolidated Financial Statements on pages 51 through 54.

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

On an ongoing basis, the Company incurs capital and operating costs to comply with the environmental laws. The Company expects to spend approximately $0.2 million per year in years 2004 through 2006 on environmental compliance. Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws and regulations may be greater than these estimated amounts.

Some of the Company's manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. The Company has identified soil and groundwater contamination from these historical activities at certain of its properties, which it is currently investigating, monitoring or remediating. Management believes that costs incurred to investigate, monitor and remediate known contamination at these sites will not have a material adverse effect on the business, financial condition, results of operations, or cash flow. The Company cannot be sure, however, that it has identified all existing contamination on its properties or that its operations will not cause contamination in the future. As a result, the Company could incur material costs to clean up contamination. Remediation liabilities are not discounted.

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. The United States Environmental Protection Agency (or an equivalent state agency) can either (a) allow such parties to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other or third parties under certain circumstances. As a result of the Superfund Act, the Company may be required to expend amounts on such remedial investigations and actions, which amounts cannot be determined at the present time but may ultimately prove to be significant.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 26 and Note 10 of Notes to Consolidated Financial Statements on Pages 54 through 56.

SEASONALITY

The Company's three operating segments are somewhat seasonal in nature and quarter to quarter operating results are impacted by economic and business trends within the respective industries in which they compete.


AVAILABLE INFORMATION

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

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Portland, Oregon; Milan and Dyer, Tennessee; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil, and sales and distribution offices are located in Europe, Japan and Russia. Lawnmower blades are manufactured in Kansas City, Missouri, and lawnmowers are manufactured in Coffeyville, Kansas. Log loaders, feller bunchers, harvesters, forwarders and accessories for automated forestry equipment are manufactured at plants in Prentice, Wisconsin; Owatonna, Minnesota and Menominee, Michigan. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. The Company also maintains leased space for record retention in Montgomery, Alabama.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein.


Approximate square footage of principal properties is as follows:

                                                 Area in Square Feet
                                                --------------------
                                                Owned        Leased
         --------------------------------     ---------     ---------
         Outdoor Products                       918,779       287,691
         Lawnmower                              161,000             0
         Industrial and Power Equipment         738,740             0
         Corporate                                    0        12,400
         --------------------------------     ---------     ---------
              Total                           1,818,519       300,091
         --------------------------------     =========     =========

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 51 through 54.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The following table presents the quarterly high and low closing prices for the Company's common stock for the last two years. Cash dividends have not been declared for the Company's common stock in the last four years. The Company had approximately 6,850 shareholders as of February 20, 2004.

                                                        Common Stock
                                                     ------------------
                                                        High      Low
         ----------------------------------          --------  --------
         Year Ended December 31, 2003

         First quarter                                $ 6.43     $ 3.87
         Second quarter                                 7.87       5.44
         Third quarter                                  5.83       4.25
         Fourth quarter                                 7.87       4.75

         Year Ended December 31, 2002

         First quarter                                $ 3.25     $ 2.74
         Second quarter                                 4.92       2.85
         Third quarter                                  4.28       3.66
         Fourth quarter                                 3.94       3.43
         -----------------------------------          ------     ------



ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Year Ended December 31,
Dollar amounts in millions,                          ---------------------------------------------------------
Except per share data                                 2003(4)     2002(4)      2001        2000        1999
-----------------------------------------------      ---------   ---------   ---------   ---------   ---------
Operating Results (1):
Sales                                               $  559.1    $  479.5    $  468.7    $  513.9    $  486.2
Operating income from segments                          96.7        75.9        68.6        82.1        70.7
Income (loss) from continuing operations
  before extraordinary loss                            (33.7)       (4.8)      (37.6)      (11.7)      (46.8)
Net income (loss)                                      (33.7)       (5.7)      (43.6)       10.8       (21.8)
Earnings per share:
  Basic:
    Income (loss) from continuing
      operations before extraordinary loss              (1.09)      (0.16)      (1.22)      (0.38)      (0.80)
    Net income (loss)                                   (1.09)      (0.19)      (1.42)       0.35       (0.37)
  Diluted:
    Income (loss) from continuing
      operations before extraordinary loss              (1.09)      (0.16)      (1.22)      (0.38)      (0.80)
    Net income (loss)                                   (1.09)      (0.19)      (1.42)       0.35       (0.37)
-----------------------------------------------     ---------   ---------   ---------   ---------   ---------
End of period Financial Position:
Total assets                                        $  400.4    $  428.0    $  444.8    $  703.9    $  688.7
Working capital                                         83.4        91.0        82.7       191.8       187.5
Property, plant and equipment-gross                    283.1       271.2       281.4       428.1       402.7
Property, plant and equipment-net                       92.0        90.7        96.2       177.4       172.3
Long-term debt                                         603.9       624.1       632.5       824.5       809.7
Total debt                                             610.5       627.5       641.0       833.0       816.2
Stockholders' equity (deficit)                        (397.3)     (368.9)     (349.9)     (312.2)     (321.7)
Current ratio                                       1.8 to 1    1.9 to 1    1.7 to 1    2.3 to 1    2.3 to 1
-----------------------------------------------     ---------   ---------   ---------   ---------   ---------
Other data:
Property, plant and equipment additions (2)         $   16.5    $   17.1    $   11.5    $   39.8    $   18.5
Depreciation and amortization                           18.7        18.9        23.6        32.7        34.0
Interest Expense, net of interest income                69.0        71.1        94.5        98.2        41.1
Stock price (3):                Common high              7.87        4.92        8.13       15.88       17.69
                                Common low               3.87        2.74        2.01        7.44       10.50
Stock price (3):                Class A high                                                            14.97
                                Class A low                                                             11.94
Stock price (3):                Class B high                                                            14.78
                                Class B low                                                             11.91
Per common share dividends (3): Class A                                                                   .072
                                Class B                                                                   .067
Shares used in earnings per share
  computations (in millions) (3): Basic                 30.8        30.8        30.8        30.8        58.2
                                  Diluted               30.8        30.8        30.8        30.8        58.2
Employees (approximate continuing operations)(1)     3,300       3,134       3,209       3,455       3,461
-----------------------------------------------     ---------   ---------   ---------   ---------   ---------


(1)  Gives effect to the sale of the Company's Sporting Equipment Group on December 7, 2001.

(2)  Includes property, plant, and equipment of acquired companies at date of purchase of $11.3 million in the twelve months ended December 31, 2000. Also includes property, plant, and equipment purchases of the
     Sporting Equipment Group which was sold on December 7, 2001 for all years prior to 2001.

(3)  Gives effect to merger and recapitalization on August 19, 1999, described in Note 1 of Notes to
     Consolidated Financial Statements.

(4)  In 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting
     Standards ("SFAS") No. 142. As a result of the adoption of SFAS No. 142, results for the years 2002 and
     2003 do not include certain amounts of amortization of goodwill that are included in prior years'
     financial results, described in Note 4 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are to diluted earnings per share.


OVERVIEW

The Company is an international industrial company with three business segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment ("IPEG"). Operating independently from one another, these segments focus on the manufacture and marketing of branded products to industrial companies and consumers. The Company believes it is the worldwide leader in the sale of saw chain accessories and zero-turning riding lawnmowers. It is also a leading distributor of timber harvesting equipment in the United States.

The Company's largest segment, Outdoor Products, accounted for 64% of the Company's revenue in 2003. This segment manufactures and markets chain, bars and sprockets and accessories for chainsaw use, concrete cutting equipment, and lawnmower blades and accessories for outdoor care. The segment's products are sold to original equipment manufacturers ("OEM"s) for use on new chainsaws, and the retail replacement market through distributors, dealers and mass merchants. During 2003 approximately 24% of the segment's sales were to OEMs, with the remaining 76% sold into the replacement market. Approximately 60% of the segment's sales were outside of the United States in 2003. The Outdoor Products segment's performance can be impacted by trends in the forestry industry, weather patterns, including natural disasters, foreign currency fluctuations and general economic conditions. The segment faces competitive price pressure from competitors on a worldwide basis. The efficient manufacture of the segment's products is critical to ensuring that the Company can be competitive with its selling prices. There are three manufacturing plants in the United States, one in Canada and one in Brazil that are focused on continuous cost improvement. Timely capital investment into these plants for capacity and cost reductions, as well as securing critical raw material sourcing and pricing, are required to remain competitive.

The Lawnmower segment represented 6% of the Company's sales in 2003. This segment manufactures and markets riding lawnmowers and related accessories under the Dixon brand name. Dixon was the pioneer in zero-turning technology. This technology allows for more efficient grass cutting compared to conventional "tractor style" riding lawnmowers. The segment's products are sold through full-service dealers and distributors. International sales were 5% of the total segment sales in 2003. The performance of the Lawnmower segment is impacted by domestic economic conditions, seasonal weather patterns and, recently, an influx of competitive offerings. Operating income and cash flow in this segment are dependent on providing quality products at a competitive price point. Critical to the success of the segment is the offering of enhancements to existing models on an annual basis and the periodic introduction of new products in response to market demand. The Lawnmower segment operates a single facility for the manufacture and distribution of its products.

The Industrial and Power Equipment segment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotation bearings and mechanical power transmission units. Sales in this segment accounted for 30% of the total Company sales in 2003. Sales are made through a distribution network to customers in the timber harvesting, material handling, construction, land reclamation and utility businesses, as well as to pulp and lumber mills, contractors and scrap yard operators. The segment's customer base is concentrated in the Southeastern United States with international sales amounting to 7% of segment sales in 2003. The performance of IPEG is aligned with overall trends in the forestry industry, including the import/export balance of wood products, the utilization of lumber and paper mill capacity in the United States, and the level of logging production. The cyclical nature of the forestry industry can significantly impact the operating income and cash flow of IPEG from year to year. To react to such trends, the segment must consistently manage its four manufacturing plants on a lean basis, tightly control the discounting of its products and maximize working capital turns.

The Company maintains a small corporate staff at its headquarters located in Portland Oregon. In addition to providing management oversight for the three business segments, the corporate staff manages the Company's capital structure, administers various health and welfare plans and coordinates compliance and legal matters. The Company's capital structure includes a significant amount of debt outstanding and a concentration of common stock ownership by affiliates of Lehman Brothers Holding, Inc., including a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. ("Lehman Merchant Banking") which owns 85% of the stock outstanding. The Company's capital structure requires the conservation of cash in order to reduce debt and increase shareholder value. In order to conserve cash, the Company places a high priority in minimizing working capital, appropriately allocating capital spending to higher return projects and leveraging existing assets for additional product throughput.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements that have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

The Company incurs expenses on account of product liability claims as a result of alleged product malfunctions or defects. The Company maintains insurance for a portion of this exposure and records a liability for its non-insured obligations. The Company estimates its product liability obligations on a case by case basis in addition to a review of product performance trends. These estimated obligations may be increased or decreased as more information on specific cases becomes available.

The Company determines its post retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated trend in health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions as well as the requirements of Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions, and No. 106, Employers Accounting for Post Retirement Costs other than Pensions. The assumed rate of return on plan assets was 8.9% for 2003 and the Company anticipates the same rate to be utilized in 2004. The Company believes this rate is reasonable given the asset composition and historical trends. The Company lowered its discount rate assumption to 6.1% to determine its plan liabilities at December 31, 2003 from 6.5% in the previous year due to the market declines in benchmark interest rates. The Company assumed that health care costs in 2003 would increase by 10% per year and future increases would decline by 2% per year until 5% is reached. The Company's annual post retirement expenses can be impacted by changes in assumptions. A 1% change in the return on assets will change annual pension expense by $0.9 million. A 1% change in the discount rate as of December 31, 2003 results in $1.2 million in increased pension expenses in 2004 and a 1% change in health care costs will change annual post retirement medical costs by $0.3 million a year.

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company currently maintains a 100% deferred tax asset valuation allowance.


OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Sales for 2003 were $559.1 million compared to $479.5 million in 2002. Income from continuing operations increased to $83.8 million from $62.5 million in 2002. Net loss in 2003 was $33.7 million ($1.09 per share) compared to $5.7 million ($.19 per share) for 2002.

The 34% improvement in income from operations is primarily due to a year over year sales increase of 17% as our two largest segments, Outdoor Products and Industrial and Power Equipment, benefited from both improved economic and industry specific conditions as well as a weaker US dollar. These conditions resulted in an 18% increase in the Company's gross profit to $189.7 million from $161.2 million in 2002. A 16% increase in selling, general and administrative costs to $105.7 million from $91.5 million in 2002 tempered some of the gross profit increase as higher benefits expense, incentive costs, employment levels and the impact of a weaker US dollar had a negative effect. Included in the higher net loss in 2003 is a $49.4 million increase in income tax expense primarily from the recognition of a deferred income tax valuation allowance of $41.0.

The following table reflects segment sales and operating income for the years ended December 31, 2003 and 2002:

                                                Year Ended December 31,
                                          ------------------------------------
                                                                    2003 as %
 (Dollar amounts in millions)                2003        2002        of 2002
------------------------------------------------------------------------------
Sales:
  Outdoor Products                        $ 358.8     $ 307.4         117%
  Lawnmower                                  35.7        41.4          86%
  Industrial and Power Equipment            165.0       131.7         125%
  Inter-Segment Elimination                  (0.4)       (1.0)         40%
------------------------------------------------------------------------------
         Total Sales                      $ 559.1     $ 479.5         117%
------------------------------------------------------------------------------
Operating income (loss):
  Outdoor Products                        $  86.2     $  67.7         127%
  Lawnmower                                  (1.2)        2.7         N/A
  Industrial and Power Equipment             11.7         5.2         225%
  Inter-Segment Elimination                               0.3         N/A
------------------------------------------------------------------------------
  Operating income from segments             96.7        75.9         127%
Corporate office expenses                   (12.7)       (6.2)        205%
Restructuring expenses                       (0.2)       (7.2)          3%
------------------------------------------------------------------------------
Income from continuing operations         $  83.8     $  62.5         134%
------------------------------------------------------------------------------


The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales for the Outdoor Products segment for 2003 were $358.8 million compared to $307.4 million in 2002, a 17% increase. Income from operations in 2003 was $86.2 million compared to $67.7 million in 2002, a 27% increase. The increase in sales was driven by stronger demand across all product lines and major geographical markets and in both the OEM and replacement channels.

The Outdoor Products segment's sales results were favorably impacted by a weaker US dollar in 2003 compared to 2002. This weaker dollar trend makes the Company's products more competitive in foreign markets, including the European region, which experienced a 19% increase in sales revenue in 2003. Worldwide, the year over year effect of translating foreign currency sales during 2003 resulted in incremental sales of $9.3 million. OEM channel sales also showed improvement over 2002, which was negatively impacted by inventory levels.

Income from operations for the Outdoor Products segment increased by $18.5 million in 2003 due to a $ 24.3 million, or 20%, increase in gross profit, partially offset by a $5.8 million, or 10%, increase in selling, general and administrative expenses. The improvement in gross profit reflects higher sales volume, improved plant utilization and the favorable impact of currency trends. The net translation impact of currency on gross profit was $5.1 million, primarily from a stronger euro, partially offset by the effect of a stronger Canadian dollar on our Canadian manufacturing plant. Selling, general and administrative costs increased due to higher benefits, insurance and incentive compensation costs, an increase in headcount and the effects of currency translation on the international operations.

Sales in the Lawnmower segment declined $5.7 million in 2003 to $35.7 million from $41.4 million in 2002. The segment had an operating loss of $1.2 million in 2003 compared to an operating profit of $2.7 million in 2002. The decline in sales was primarily due to a reduction in unit volume, as increased competition has resulted in a reduction in the Company's market share of zero-turning riding mowers. In addition to the increase in competition, the Company experienced a weaker than normal spring selling season due to unfavorable weather conditions.

The $3.9 million reduction in Lawnmower operating income in 2003 from 2002 was primarily due to the unit volume decline. The segment's plant operated at approximately 49% of capacity in 2003, resulting in higher average production costs.

Additionally, manufacturing costs were impacted by higher health care trends and other benefit costs.

Sales for the Industrial and Power Equipment segment for 2003 were $165.0 million compared to $131.7 million in 2002, a 25% increase. Income from operations in 2003 was $11.7 million compared to $5.2 million in 2002, a 125% increase. This segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). During 2003 the industry conditions in this segment trended upward, resulting in an improved demand for the Company's products and contributing to a 31% increase in timber harvesting equipment sales. In addition to an improvement in market demand, the Company benefited from a joint marketing agreement with Caterpillar that was initiated during 2003. Sales of power transmission components declined by 10% in 2003 from 2002 as improvements in the utility and construction markets that the segment serves lagged the recovery experienced in the forestry industry.

Income from operations for this segment in 2003 increased by $6.5 million compared to 2002. The increase in profitability was the result of the higher sales levels. Gross profit increased $8.3 million, or 32% as increased sales and more efficient manufacturing operations contributed. Selling, general and administrative increased by $1.8 million or 9% due to incremental marketing costs from the Caterpillar agreement and higher benefit costs.

Corporate office expenses for 2003 increased to $12.7 million from $6.2 million in 2002. The increase in expense was due, in part, to the reassignment of certain functions from the Outdoor Products segment to corporate during 2003. The impact of this reassignment was approximately $2.8 million. Additional increases were incurred in 2003 for pension and post retirement expenses of $0.7 million, accrued incentive compensation of $0.8 million, legal costs of $0.8 million, compliance costs of $0.2 million, and increased insurance costs of $0.2 million. Restructuring expense in 2003 of $0.2 million was related to severance benefits in conjunction with the movement of Company assets between manufacturing facilities. During 2002 the Company incurred $1.4 million in restructuring expense for the movement of manufacturing assets and $5.8 million for the relocation of the Company's headquarters from Montgomery, Alabama to Portland, Oregon (See Note 1 of the Notes to the Consolidated Financial Statements).

Net Interest expense in 2003 was $69.0 million in comparison to $71.1 million in 2002. The lower interest expense was due to a combination of lower average debt outstanding and lower interest rates on the term loans.

Other expense for 2003 was $3.6 million and included an expense of $2.8 million related to the early retirement of debt in conjunction with the Company's extinguishment of its prior term loan and revolver facility (See
Note 3 of the Notes to the Consolidated Financial Statements). Other expense for 2002 was $0.7 million and included a $1.6 million loss on the sale of the Company's former corporate headquarters in Montgomery, Alabama and a fractional interest in an aircraft, $0.5 million for the write-off of unamortized deferred financing costs together with prepayment penalties related to the early payment of debt with the net proceeds generated from the sale of SEG and the sale of corporate assets, and a $0.5 million loss on an executive benefit trust, offset by $2.1 million in income from life insurance proceeds.

The Company's effective income tax rate in 2003 was 400.7% compared to 48.4% in 2002. This significant increase was primarily due to the recognition of a deferred tax asset valuation allowance of $41.0 million as the Company determined it will not likely be able to utilize its deferred tax benefits (See Note 2 of the Notes to the Consolidated Financial Statements).

The Company did not record any income from discontinued operations for the year ended December 31, 2003. Net income from discontinued operations in 2002 of $0.5 million is primarily due to proceeds on a settlement from the Company's former construction business.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Sales for 2002 were $479.5 million compared to $468.7 million for 2001. Net loss for 2002 was $5.7 million ($0.19 per share) compared to $43.6 million ($1.42 per share) in 2001. Net loss from continuing operations for 2002 was $4.8 million ($0.16 per share), compared to $37.6 million ($1.22 per share) for 2001.

These resulted reflect a 2% increase in sales, a 3% increase in gross profit to $161.2 million in 2002 from $156.4 in 2001, and a 4% reduction in selling, general and administrative expense to $91.5 million in 2002 from $95.5 million in 2001. Income from continuing operations of $62.5 million in 2002 reflected an increase of $17.8 million (40%) from $44.7 million in 2001. Included in this increase were a $7.3 million (11%) increase in income from operations from segments, a $1.5 million (19%) reduction in corporate expenses, and a $9.0 million (55%) reduction in restructuring expenses.

The following table reflects segment sales and operating income for the years ended December 31, 2002 and 2001

                                                Year Ended December 31,
                                        --------------------------------------
                                                                   2002 as %
 (Dollar amounts in millions)             2002           2001        of 2001
------------------------------------------------------------------------------
Sales:
  Outdoor Products                      $ 307.4       $ 307.4          100%
  Lawnmower                                41.4          43.0           96%
  Industrial and Power Equipment          131.7         120.6          109%
  Inter Segment Elimination                (1.0)         (2.3)          43%
------------------------------------------------------------------------------
         Total Sales                    $ 479.5       $ 468.7          102%
------------------------------------------------------------------------------
Operating income (loss):
  Outdoor Products                      $  67.7       $  69.4           98%
  Lawnmower                                 2.7           0.9          300%
  Industrial and Power Equipment            5.2          (1.7)         N/A
  Inter Segment Elimination                 0.3                        N/A
------------------------------------------------------------------------------
  Operating income from segments           75.9          68.6          110%
Corporate office expenses/Elimination      (6.2)         (7.7)          81%
Restructuring expenses                     (7.2)        (16.2)          44%
------------------------------------------------------------------------------
Income from continuing operations       $  62.5       $  44.7          140%
------------------------------------------------------------------------------

The principal reasons for these results and the status of the Company's financial condition are set forth below.

Sales for the Outdoor Products segment for 2002 were $307.4 million, the same as reported in 2001. Income from operations in 2002 was $67.7 million compared to $69.4 million in 2001. The flat year over year results in sales included lower sales of chainsaw components that were offset by increased sales of outdoor care accessories and concrete cutting saws.

The decline in chainsaw components in 2002 was in part due to weaker demand from original equipment manufacturers (OEMs) resulting from a reduction in inventories from prior year levels and selective competitive price discounting in response to the strength of the United States dollar. Other sales increased primarily through the successful introduction of a new gas saw for our ICS concrete cutting saw product line.

Income from operations for the Outdoor Products segment decreased by $1.7 million in 2002 due to higher post retirement costs and an unfavorable product mix. These costs were partially offset by the adoption of SFAS 142 which had a favorable impact of reducing amortization expense by $1.6 million.

Sales for the Lawnmower segment for 2002 were $41.4 million compared to $43.0 million in 2001. The 4% decline reflected a 1% decrease in unit sales. The balance was due to a weaker mix as demand shifted towards a lower priced unit that was introduced in 2002. Income from operations for the Lawnmower segment was $2.7 million in 2002 compared to $0.9 million in 2001. The increase reflected a $1.7 million decrease in SG&A expense due to lower marketing expense of $0.9 million and $0.4 million due to the adoption of SFAS No. 142.

Sales for the Industrial and Power Equipment segment for 2002 were $131.7 million compared to $120.6 million in 2001. Income from operations in 2002 was $5.2 million compared to a loss of $1.7 million in 2001. This segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in the Company's most important market (the Southeastern United States). Throughout much of 2002, the forestry industry operated within a cyclical downturn environment. Sales of the Company's timber harvesting and loading equipment increased by 14% due primarily to the introduction of new products and some improvement in market conditions. Sales of power transmission components declined in 2002 from the prior year as demand declined with a slowdown in the utility and construction markets that the segment serves.

Income from operations for this segment in 2002 increased by $6.9 million as compared to 2001. The increase in profitability was the result of higher sales levels, improved gross margins and reduced SG&A expenses resulting from a plant closure and significant headcount reduction actions taken in 2001.

Corporate office expenses of $6.2 million in 2002 compared $7.7 million in 2001. The reduction in expense is due to lower costs associated with the relocation of corporate operations from Montgomery, Alabama to Portland, Oregon and the associated reduction of corporate staff. Restructuring expense in 2002 was $7.2 million, with $5.8 million related to the relocation of the corporate office and $1.4 million associated with the relocation of equipment between plants within the Outdoor Products segment. The restructuring expense for 2001 was related to a plant closure within the Industrial and Power Equipment segment, the modifications of certain employee benefit plans and a reduction in headcount within the Company (See Note 1 of the Notes to the Consolidated Financial Statements).

Interest expense in 2002 was $72.2 million in comparison to $95.9 million in 2001. The lower interest expense was primarily due to the $170.5 million reduction of debt in conjunction with the sale of the Company's Sporting Equipment Group ("SEG") in December of 2001.

Other expense for 2002 was $0.7 million and included a $1.6 million loss on the sale of the Company's former corporate headquarters in Montgomery, Alabama and a fractional interest in an aircraft, $0.5 million for the write-off of unamortized deferred financing costs together with prepayment penalties related to the early payment of debt with the net proceeds generated from the sale of SEG and the sale of corporate assets, and a $0.5 million loss on an executive benefit trust, offset by $2.1 million in income from life insurance proceeds. This compares to $9.1 million in other expense for 2001 which included $8.4 million for the write-off of unamortized deferred financing costs, together with prepayment penalties related to the early payment of debt associate with the sale of SEG and the sale of corporate assets, a $0.3 million loss on sale of a company aircraft, a $0.1 million loss on disposition of production equipment for a discontinued product line, and a $0.1 million loss on an executive benefit trust.

The Company's effective income tax rate increased in 2002 to 48.4% from 36.2% in 2001. The favorable effect of foreign income tax rates as compared to the United States statutory rate increased, as the Company's overall pre tax loss declined substantially. Additionally, an adjustment to the tax contingency increased the overall rate.

Net income from discontinued operations in 2002 of $0.5 million was primarily due to proceeds on a settlement of a claim from the Company's former construction business and compared to $2.5 million of after tax income for 2001, which reflected the operations of the Company's former Sporting Equipment Group ("SEG") through the date of disposal. Loss on the disposal of discontinued operations for 2002 of $1.4 million includes the recognition of the final purchase price adjustment net of tax for the sale of SEG. This compared to a loss of $8.5 million in 2001, which was the estimated loss as of December 31, 2001.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, as a result of the 1999 merger and recapitalization transactions (see Note 1 of Notes to Consolidated Financial Statements), the Company has significant amounts of debt, with interest payments on the notes and interest and principal payments under the credit facilities representing significant obligations for the Company. Total debt at December 31, 2003 was $610.5 million compared with total debt at December 31, 2002 of $627.5 million.

The Company continues to be substantially leveraged, which may adversely affect its operations. This could have important consequences, including the following:

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

The Company's outstanding debt as of December 31, 2003 consisted of term loans of $115.5 million, Senior Notes of $149.7 million, Senior Subordinated Notes of $323.2 million and $22.1 million in a preferred equivalent security. The annual cash interest and principal payments on the outstanding debt are significant to the Company. During 2003 the Company paid $61.4 million in interest and $3.4 million in scheduled principal payments to its lenders. During 2004 the Company anticipates payments of $60.1 million for interest and $6.6 million in scheduled principal payments. The Company believes that its cash flow from operations will be sufficient to meet these required payments. The Company's term loan is subject to certain reporting and financial covenant compliance requirements. The Company was in compliance with these covenants as of December 31, 2003 and anticipates to be in compliance during 2004. Non-compliance with these covenants could result in severe limitations to the Company's overall liquidity. The term loan lenders could require actions for immediate repayment of outstanding amounts, including the potential sale of Company assets. The Company's debt is not subject to any triggers that would require early payment of debt due to any adverse change in the Company's credit rating.

The term loans were originated on May 15, 2003 when the Company entered into a new senior credit facility to replace a previous credit facility. The new credit facility consists of a $67.0 million revolving credit facility, a Term A loan of up to $38.0 million and a Term B loan of up to $85.0 million. The loans are secured by certain Company assets; some of which are held in trust in parri passu, ratably, with the Company's 7% Senior Notes. Specifically, the revolving credit facility is secured by certain inventory and accounts receivable of the Company. On a semi-monthly basis the Company calculates the amount available under the revolving credit facility. During 2003 the average amount available under this facility was $38.2 million net of outstanding letters of credit and threshold minimum availability requirements. As of December 31, 2003 there were no amounts drawn on the revolving credit facility.

The Company has senior notes outstanding in the principal amount of $150 million and maturing in June 2005. The Company also has senior subordinated notes outstanding in the principal amount of $323.2 million maturing in 2009. See Note 3 of Notes to Consolidated Financial Statements for the terms and conditions of the senior notes, the senior subordinated notes, and the senior term loans. The Company anticipates that it will refinance the outstanding senior notes prior to March of 2005 through the issuance of new debt, the issuance of additional shares of the Company's stock or the sale of non-core assets or any combination of these actions.

The Company maintains arrangements with third party finance companies by which certain customers of FIED and Dixon may finance the purchase of equipment. As part of these arrangements, the Company may be required to repurchase certain equipment from the third party financing companies should the customer default on payment. As of December 31, 2003, the maximum repurchase obligation was $3.3 million. Additionally, under its agreement, another third party financing company may require the Company to reimburse the third party financing company for its net loss. The maximum exposure with respect to this net loss position is $0.7 million. These arrangements have not had a material effect on the Company's operating results in the past since, with respect to the repurchase obligations, any equipment repurchased has historically been resold with minimal, if any, loss recognized. The Company does not expect to incur any material charges related to these agreements in future periods.

The Company intends to fund working capital, capital expenditures and debt service requirements through cash flows generated from operations, cash available as of December 31, 2003, and from the revolving credit facility. The revolving credit facility had an availability of $43.8 million as of December 31, 2003 net of the outstanding letters of credit issued of $7.8 million and a minimum threshold availability requirement of $10.0 million. Management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital, capital expenditure and other cash needs in the foreseeable future. There can be no assurance, however, that this will be the case. The Company may also consider other options available to it in connection with future liquidity needs.

Cash balances at December 31, 2003 were $35.2 million compared to $26.4 million at December 31, 2002. Cash flow from continuing operations increased by $28.2 million to $55.8 million primarily due to higher income from continuing operations of $21.3 million and the refund of $25.0 million in escrowed funds related to the 2001 sale of the Company's Sporting Equipment Segment. This is partially offset by increased working capital needs for receivables and inventory with a combined effect of $10.6 million over 2002. Also, 2002 included one-time receipts of $3.5 million for insurance proceeds and $3.1 million for funds held in escrow.

Accounts receivable at December 31, 2003 and December 31, 2002, and sales by segment for the fourth quarter of 2003 compared to the fourth quarter of 2002, are as follows (in millions):

                                  December 31,    December 31,      Increase
                                      2003            2002         (Decrease)
-------------------------------   ------------    ------------     ----------
Accounts Receivable
  Outdoor Products                   $ 42.6          $ 37.9          $  4.7
  Lawnmower                             2.9             3.4            (0.5)
  Industrial & Power Equipment         19.1            16.1             3.0
-------------------------------   ------------    ------------     ----------
    Total segment receivables        $ 64.6          $ 57.4          $  7.2
-------------------------------   ============    ============     ==========

                                              Three Months Ended
                                  -------------------------------------------
                                  December 31,    December 31,      Increase
                                      2003            2002         (Decrease)
-------------------------------   ------------    ------------     ----------
Sales
  Outdoor Products                   $ 93.2          $ 83.1          $ 10.1
  Lawnmower                             9.3             9.2             0.1
  Industrial & Power Equipment         56.8            35.8            21.0
  Inter Segment Elimination            (0.1)                           (0.1)
-------------------------------   ------------    ------------     ----------
    Total segment sales              $159.2          $128.1          $ 31.1
-------------------------------   ============    ============     ==========


The increase from last year in Outdoor Product's accounts receivable was proportionate to the increase in sales. Accounts receivable within the Industrial and Power Equipment segment increased from last year due to the increase in sales, and partially offset by improved collection efforts. The Company's allowance for doubtful accounts declined by $1.3 million in 2003 to $3.0 million. The decrease is due to the resolution of certain customer payments within the Outdoor Products segment and the Company's former Sporting Equipment segment.

Net cash used for investing activities for 2003 was $17.1 million compared to $32.9 million for 2002. Purchases of property, plant and equipment during 2003 were $16.5 million compared to $17.1 million for last year. Payments associated with the sales of assets during 2003 were $0.6 million and were related to the 2002 sale of an office building in Montgomery, Alabama. This was $8.6 million less than receipts of $8.0 million in 2002 that were due primarily to the sales of a storage warehouse, a fractional interest in an aircraft and the office building. In 2003 there were less than $0.1 million in expenses associated with the sale of discontinued operations compared to $23.8 million in 2002, which were primarily related to contractual amounts owed from the sale of SEG.

Cash used in financing activities for 2003 was $29.9 million compared to $17.1 million for 2002. In the second quarter, the Company, utilizing $149.9 million of its new credit facility, extinguished its old term loan with an outstanding balance of $133.5 million. The Company also used $1.5 million to extinguish $1.8 million of its 13% notes. The borrowings on the new facility consisted of $118.0 million from new term loans and $31.9 million from the new revolver facility. Included in other financing activities is $9.8 million for fees and expenses paid as part of the transaction. The revolver was subsequently fully paid down, in part with $25.0 million returned to the Company that was previously held in escrow as part of the sale of the Company's Sporting Equipment segment in 2001. In the third and fourth quarters the Company made scheduled payments totaling $2.5 million on the new term loans. Cash used in 2002 for financing activities included scheduled debt payment of $3.4 million and additional payments of $8.4 million resulting from the application of proceeds generated from the sale of corporate assets.

As of December 31, 2003 the Company's contractual obligations, including payments due by period, are as follows:


                                                       2005     2007    There-
                                    Total     2004    -2006    -2008    after
                                  --------  -------- -------- -------- --------
Current Maturities of
  Long-Term Debt                  $    6.6  $   6.6
Long Term Debt                       603.9           $ 174.9  $  83.7  $ 345.3
Estimated Interest Payments (1)      355.4     60.1    103.1     92.3     99.9
Purchase Commitments (2)              29.9     29.9
Operating Lease Obligations            4.9      2.1      2.1      0.6      0.1
Other Long Term Liabilities (3)        0.9      0.3      0.4      0.2
                                  --------  -------  -------  -------  -------
Total Contractual Obligations     $1,001.6  $  99.0  $ 280.5  $ 176.8  $ 445.3
                                  ========  =======  =======  =======  =======


     (1) Expected future interest payments based on existing debt. Variable interest rate debt payments based on assumed interest rate increases.

     (2) Primarily related to the receipt of various goods and services as of December 31, 2003.

     (3) Advisory and consulting fees for certain current and former officers and directors of the Company.

Due to a decline in asset values of the Company's sponsored defined benefit plan during 2001 and 2002, the Company's annual cash contributions to the pension fund increased in 2003 and will increase further in 2004. The decline in asset value is due to overall weakness in the stock and bond markets prior to 2003. Cash contributions for domestic plans were $3.5 million for 2003 and are expected to be approximately $14.0 million for 2004. Furthermore, the Company adjusted its minimum pension liability at the end of 2003 in accordance with SFAS 87 "Employers' Accounting for Pensions". The adjustment resulted in a non-cash increase of shareholders' equity of $2.5 million compared to a reduction of $14.2 million recorded at the end of 2002. The Company believes that cash flow from operations and amounts available under its revolving credit agreement will be sufficient to cover the higher pension contribution levels.

The Company expects the cash flow from operations and the amounts available under its revolving credit agreements will be sufficient to cover any additional increases in working capital. While there can be no assurance, management believes the Company will comply with all financial performance covenants during 2004. Should the Company not comply with the covenants during 2004, additional significant actions will be required. These actions may include, among others, attempting to renegotiate its debt facilities, sales of assets, additional restructuring and reductions in capital expenditures.


OFF BALANCE SHEET ARRANGEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." The Company does not have any off balance sheet arrangements as defined by this pronouncement.


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

Interest Rate Risk:

The Company manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, the Company has, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and has entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 2003 and 2002, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate long-term debt outstanding at December 31, 2003, by $16.4 million. A hypothetical 10% increase in the interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by approximately $0.6 million in 2004.

Foreign Currency Exchange Risk:

Approximately 34% of Outdoor Products segment's sales and 39% of its operating costs and expenses were transacted in foreign currencies in 2003. As a result, fluctuations in exchange rates impact the amount of the Outdoor Products Segment's reported sales and operating income. Historically, the Company's principal exposures have been related to local currency operating costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe (principally France and Germany). During the past three years, the Company has not used derivatives to manage any foreign currency exchange risk and, at December 31, 2003, no foreign currency exchange derivatives were outstanding. The table below illustrates the estimated effect of a hypothetical immediate 10% change in major currencies (defined for the Company as euro, Canadian dollar, and Brazilian real):

                                        Effect of 10% Weaker US Dollar
                                       --------------------------------
                                                   Cost of         Operating
  (In millions)                    Sales             Sales           Income
--------------------------       --------          --------         --------
Major Currencies
  Euro                            $ 3.1            $ (0.1)           $ 0.6
  Canadian Dollar                   1.2              (3.7)            (2.8)
  Brazilian Real                    0.1              (0.6)            (0.6)
--------------------------       --------          --------         --------

Commodity Price Risk:

The Company purchases certain raw materials for the manufacture of products. Some of these raw materials are subject to price volatility over periods of time. The Company has not hedged against the price change within its continuing operations segments with any derivative instruments. A hypothetical immediate 10% change in the price of steel would have the estimated effect of $4.5 million on pre-tax income in 2004.


RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any asset retirement obligations adjusted for the cumulative accretion to the date of the adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement is recognized as a change in accounting principle. The

Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 has not had a material impact on the 2003 financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of the Statement, which were adopted by the Company on January 1, 2002, have not had a material impact on its financial condition or results of operations.

In April 2002, The FASB issued Statement of Financial Accounting Standards No. 145, "Rescissions of FASB Statement NO. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement, which were adopted by the Company on January 1, 2003, have not had a material impact on its financial condition or results of operation but did result in the reclassification of prior years' debt extinguishment expenses.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement were adopted by the Company January 1, 2003. The Company believes that the adoption of SFAS No. 146 will impact the timing of the recognition of costs associated with exit or disposal activities but is not expected to have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure requirements for the year ended December 31, 2002 and the interim disclosure requirements on January 1, 2003. The adoption of this Statement did not have a material impact on the Company's results of operations, financial position or cash flows.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities"("VIE"s). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this interpretation is required in financial statements for periods ending after March 15, 2004. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics to be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement was effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003, where the guidance is required to be applied prospectively. The adoption of this statement did not have a material impact on the Company's results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003. On November 7, 2003, FASB issued FASB Staff Position No. SFAS 150-3 (FSP 150-3), "Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statements No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred certain aspects of SFAS 150. The adoption of SFAS 150 on January 1, 2003 and subsequent adoption of FSP 150-3 did not have a material impact on the Company's results of operations, financial position or cash flows.


RELATED PARTY TRANSACTIONS

As a result of the Merger and Recapitalization, Lehman Brothers Holdings, Inc., through its affiliates, owns approximately 85% of the Company's stock. By virtue of such ownership, Lehman Brothers Holdings, Inc., is able to influence significantly the business and affairs of the Company with respect to matters requiring stockholder approval. From time to time, Lehman Brothers Holdings, Inc., or its affiliates also receive customary fees for services to the Company in connection with other financings, divestitures, acquisitions, and certain other transactions, including the following: in 2001, $10.1 million in underwriting fees to Lehman and CS First Boston of which ATK reimbursed $5.0 million in connection with the sale of the Sporting Equipment segment on December 7, 2001; and in 2004, $1.0 million, for assistance with the 2003 refinancing of the Company's term loans. This amount was capitalized as deferred financing costs on December 31, 2003.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" on pages 13 through 26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To the Board of Directors and Shareholders of Blount International, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index under item 15(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for goodwill as of January 1, 2002.

PricewaterhouseCoopers LLP
Portland, Oregon
February 20, 2004

                           MANAGEMENT RESPONSIBILITY
                           -------------------------

All information contained in the consolidated financial statements of Blount International, Inc., has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles in the United States of America have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company's most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made by the independent auditors and by the internal audit department. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

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


JAMES S. OSTERMAN                               CALVIN E. JENNESS
President and                                   Senior Vice President, Chief
Chief Executive Officer                         Financial Officer and Treasurer

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries


                                                            Year Ended
                                                           December 31,
(Dollar amounts in millions,                        --------------------------
except share data)                                    2003     2002     2001
--------------------------------------------------- -------- -------- --------
Sales                                                $559.1   $479.5   $468.7
Cost of Sales                                         369.4    318.3    312.3
---------------------------------------------------  -------  -------  -------
Gross Profit                                          189.7    161.2    156.4
Selling, general and administrative expenses          105.7     91.5     95.5
Restructuring expenses                                  0.2      7.2     16.2
---------------------------------------------------  -------  -------  -------
Income from continuing operations                      83.8     62.5     44.7
Interest expense                                      (69.8)   (72.2)   (95.9)
Interest income                                         0.8      1.1      1.4
Other income (expense)                                 (3.6)    (0.7)    (9.1)
---------------------------------------------------  -------  -------  -------
Income (loss) from continuing operations
  before income taxes                                  11.2     (9.3)   (58.9)
Provision (benefit) for income taxes                   44.9     (4.5)   (21.3)
---------------------------------------------------  -------  -------  -------
Net loss from continuing operations                   (33.7)    (4.8)   (37.6)
Discontinued operations:
  Net income from operations, net of taxes of
    $0.3 and $2.3                                                0.5      2.5
  Loss on disposal, net of taxes of $0.9 and $16.2              (1.4)    (8.5)
---------------------------------------------------  -------  -------  -------
Net loss                                             $(33.7)  $ (5.7)  $(43.6)
---------------------------------------------------  =======  =======  =======
Basic loss per share:
  Continuing operations                              $ (1.09) $ (0.16) $ (1.22)
  Discontinued operations                                       (0.03)   (0.20)
---------------------------------------------------  -------  -------  -------
Net loss                                             $ (1.09) $ (0.19) $ (1.42)
---------------------------------------------------  =======  =======  =======
Diluted loss per share:
  Continuing operations                              $ (1.09) $ (0.16) $ (1.22)
  Discontinued operations                                       (0.03)   (0.20)
---------------------------------------------------  -------- -------- --------
Net loss                                             $ (1.09) $ (0.19) $ (1.42)
---------------------------------------------------  ======== ======== ========



The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                December 31,
                                                              ----------------
(Dollar amounts in millions, except share and per share data)   2003     2002
------------------------------------------------------------  -------  -------
Assets
------------------------------------------------------------  -------  -------
Current assets:
  Cash and cash equivalents                                   $ 35.2  $  26.4
  Accounts receivable, net of allowance for
    doubtful accounts of $3.0 and $4.3                          64.4     58.5
  Inventories                                                   67.7     64.8
  Deferred income taxes                                                  30.5
  Other current assets                                          26.1     11.0
------------------------------------------------------------  ------  -------
    Total current assets                                       193.4    191.2
Property, plant and equipment, net of accumulated
  depreciation of $191.1 and $180.5                             92.0     90.7
Goodwill                                                        76.9     76.9
Other assets                                                    38.1     69.2
------------------------------------------------------------  ------  -------
Total Assets                                                  $400.4  $ 428.0
------------------------------------------------------------  ======  =======
Liabilities and Stockholders' Equity (Deficit)
------------------------------------------------------------  ------  -------
Current liabilities:
  Notes payable and current maturities of long-term debt      $  6.6  $   3.4
  Accounts payable                                              29.7     25.5
  Accrued expenses                                              73.7     71.3
------------------------------------------------------------  ------  -------
    Total current liabilities                                  110.0    100.2
Long-term debt, exclusive of current maturities                603.9    624.1
Deferred income taxes, exclusive of current portion              2.8
Other liabilities                                               81.0     72.6
------------------------------------------------------------  ------  -------
Total Liabilities                                              797.7    796.9
------------------------------------------------------------  ------  -------
Commitments and Contingent Liabilities
------------------------------------------------------------  ------  -------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,827,738 and 30,795,882 outstanding              0.3      0.3
Capital in excess of par value of stock                        424.6    424.3
Accumulated deficit                                           (820.0)  (786.3)
Accumulated other comprehensive income                          (2.2)    (7.2)
------------------------------------------------------------  ------  -------
Total Stockholder's Deficit                                   (397.3)  (368.9)
------------------------------------------------------------  ------  -------
Total Liabilities and Stockholders' Equity (Deficit)          $400.4  $ 428.0
------------------------------------------------------------  ======  =======

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries
                                                                Year Ended December 31,
                                                              ------------------------------
(Dollar amounts in millions)                                    2003       2002       2001
-------------------------------------------------------       --------   --------   --------
Cash flows from operating activities:
Net loss                                                      $ (33.7)   $  (5.7)   $ (43.6)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Loss from discontinued operations                                          0.9        6.0
  Early extinguishment of debt                                    2.8        0.5        8.4
  Depreciation, amortization and other non-cash charges          21.6       22.2       25.6
  Deferred income taxes                                          43.1      (10.8)     (19.5)
  Loss on disposals of property, plant & equipment                0.8        1.6        0.5
  Changes in assets and liabilities, net of
    effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                   (6.0)      (1.6)      21.8
    (Increase) decrease in inventories                           (2.9)       3.3       19.1
    Decrease in other assets                                      8.2        3.2        9.7
    Increase (decrease) in accounts payable                       4.3        5.8       (5.4)
    Increase(decrease) in accrued expenses                        4.3       (1.5)      (5.6)
    Increase in other liabilities                                13.3        9.7        1.0
-------------------------------------------------------       -------    -------    -------
Net cash provided by continuing operations                       55.8       27.6       18.0
  Net cash provided by discontinued operations                               1.2       29.8
-------------------------------------------------------       -------    -------    -------
Net cash provided by operating activities                        55.8       28.8       47.8
-------------------------------------------------------       --------   -------    -------
Cash flows from investing activities:
(Payments for) proceeds from sales of
    property, plant & equipment                                  (0.6)       8.0        2.7
Purchases of property, plant & equipment                        (16.5)     (17.1)     (11.5)
Acquisitions of businesses                                                             (1.3)
-------------------------------------------------------       -------    -------    -------
  Net cash used in continuing operations                        (17.1)      (9.1)     (10.1)
  Net cash provided by (used in) discontinued operations                   (23.8)     199.2
-------------------------------------------------------       -------    -------    -------
Net cash provided by (used in) investing activities             (17.1)     (32.9)     189.1
-------------------------------------------------------       -------    -------    -------
Cash flows from financing activities:
Net increase in short-term borrowings                                       (5.1)
Issuance of long-term debt                                      118.0                  13.0
Reduction of long-term debt                                    (138.3)     (11.8)    (211.2)
Capital contribution                                                                    7.0
Other                                                            (9.6)      (0.2)      (2.9)
-------------------------------------------------------       -------    -------    -------
  Net cash provided by (used in) financing activities           (29.9)     (17.1)    (194.1)
-------------------------------------------------------       -------    -------    -------
Net increase (decrease) in cash and cash equivalents              8.8      (21.2)      42.8
-------------------------------------------------------       -------    -------    -------

Cash and cash equivalents at beginning of period                 26.4       47.6        4.8
-------------------------------------------------------       -------    -------    -------
Cash and cash equivalents at end of period                    $  35.2    $  26.4    $  47.6
-------------------------------------------------------       =======    =======    =======

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                            Accumulated
                                                                     Capital     Retained    Other Comp-
                                                         Common     In Excess    Earnings    rehensive
(Dollar amounts in millions)                              Stock      of Par      (Deficit)     Income         Total
------------------------------------------             ---------   -----------  ----------  -------------   --------
Balance December 31, 2000                                 $ 0.3      $417.3      $(737.0)     $  7.3        $(312.1)
Net loss                                                                           (43.6)                     (43.6)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                       (0.7)          (0.7)
  Unrealized losses                                                                             (0.5)          (0.5)
                                                                                                            -------
Comprehensive income                                                                                          (44.8)
Capital contribution                                                    7.0                                     7.0
------------------------------------------                -------    -------     -------      -------       -------
Balance December 31, 2001                                   0.3       424.3       (780.6)        6.1         (349.9)
Net loss                                                                            (5.7)                      (5.7)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                        1.5            1.5
  Unrealized losses                                                                             (0.6)          (0.6)
  Minimum pension liability adjustment                                                         (14.2)         (14.2)
                                                                                                            -------
         Comprehensive income                                                                                 (19.0)
------------------------------------------                -------    -------     -------      -------       -------
Balance December 31, 2002                                   0.3       424.3       (786.3)       (7.2)        (368.9)
Net loss                                                                           (33.7)                     (33.7)
Other comprehensive income, net:
  Foreign currency translation adjustment                                                        2.1            2.1
  Unrealized gains                                                                               0.4            0.4
  Minimum pension liability adjustment                                                           2.5            2.5
                                                                                                            -------
      Comprehensive income                                                                                    (28.7)
Exercise of stock options                                               0.3                                     0.3
------------------------------------------                -------    -------     -------      -------       -------
Balance December 31, 2003                                 $ 0.3      $424.6      $(820.0)     $ (2.2)       $(397.3)
------------------------------------------                =======    =======     =======      =======       =======


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

The merger was financed by the equity contribution of $417.5 million, senior term loans of $400 million and senior subordinated notes of $325 million issued by Blount, Inc., a wholly-owned subsidiary of the Company. The term loan facility had an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan and a $340.0 million Tranche B Term Loan, and a $100.0 million revolving credit facility. The amounts available under the revolving credit facility were reduced to $75.0 million after an amendment to the credit agreement on December 7, 2001. On May 15, 2003 a new credit facility was established and the existing term loan facility was extinguished. The new credit facility involved an aggregate principal amount of $190.0 million, consists of a Term A loan of up to $38.0 million (of which $35.5 million was outstanding as of December 31, 2003), a Term B loan of up to $85.0 million (of which $80.0 million was outstanding as of December 31, 2003), and a revolving credit facility of up to $67.0 million (with no amount outstanding as of December 31, 2003). For additional information on the new credit agreement see Note 3 of the Notes to the Consolidated Financial Statements.

Basis of Presentation:

In the opinion of management, the accompanying audited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 31, 2003 and 2002 and the results of operations and cash flows for the periods ended December 31, 2003, 2002 and 2001. These financial statements must be read in conjunction with the notes to the financial statements.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation, including the reclassification of extraordinary losses in accordance with the Company's adoption of SFAS No. 145,

"Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and the realignment of business segments. The reclassification of extraordinary losses for penalties and write-off of unamortized deferred financing costs associated with the extinguishment of debt resulted in increases in other expense of $0.5 million and benefit for income taxes of $0.2 million for 2002, and an increase in other expense of $8.4 million and provision for income taxes of $2.9 million in 2001.

The Company has realigned its business segments effective January 1, 2003 and now reports results in three segments: Outdoor Products, Lawnmower, and Industrial and Power Equipment.

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). SEG was comprised of the then wholly-owned subsidiaries of Federal Cartridge Company, Estate Cartridge, Inc., Simmons Outdoor Corporation and Ammunition Accessories, Inc. As a result of the sale, the results of operations for SEG prior to the sale were reclassified to discontinued operations as presented in the Consolidated Statements of Income
(Loss).

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

Effective January 1, 2003, the Company's method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the accounting guidance of FASB Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which was superseded by FIN 45. Under the provisions of FIN 45, at the time a guarantee is issued, the Company will recognize an initial liability for the fair value or market value of the obligation it assumes. The adoption of FIN 45 has not had a material impact on the 2003 financial statements.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, product warranty expenses, casualty insurance costs, product liabilities and related expenses, other legal proceedings, employee benefit plans, income taxes, discontinued operations and contingencies. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur in the near term.

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

Property, Plant and Equipment:

These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 10 years; furniture, fixtures and office equipment - 3 years to 10 years; and transportation equipment - 3 years to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases, which are essentially installment purchases, are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to continuing operations' costs and expenses was $13.4 million, $13.7 million, and $14.4 million in 2003, 2002 and 2001 respectively.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended December 31, 2003.

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

Under the provisions of SFAS No. 142, the Company performs the annual review for impairment at the reporting unit level. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit; this includes any unrecognized intangible assets, as if the reporting unit's fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows which would create further future impairments.

Impaired Assets:

The Company evaluates the carrying value of long-lived assets to be held and used, including definite lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

Insurance Accruals:

It is the Company's policy to retain a portion of expected losses related to general and product liability, workers' compensation and vehicle liability losses through retentions or deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign Currency:

For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity (deficit). The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments to pretax income were not material in 2003, 2002 and 2001.

Derivative Financial Instruments:

The Company has adopted SFAS 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities". This adoption has not had a material impact on the results of operations. As of December 31, 2003, the Company did not have any material derivative contracts outstanding.

Deferred Financing Costs:

The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the interest method. In the case of an early debt repayment the Company will adjust the value of corresponding deferred assets.

Revenue Recognition:

The Company's policy is to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collectibility is reasonably assured, which has historically been upon the date of shipment of product. There are an insignificant amount of shipments with FOB destination terms. Given the short transit time and insignificant number and amount of such FOB destination shipments, the impact of these sales on the Company's results has been immaterial.

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

Advertising:

Advertising costs are expensed as incurred except for cooperative advertising, which is accrued over the period the revenues are recognized, and sales materials, such as brochures and catalogs, which are accounted for as prepaid supplies and expensed over the period used. Advertising costs from continuing operations were $7.4 million, $6.7 million, and $7.0 million for 2003, 2002, and 2001 respectively.

Research and Development:

Expenditures for research and development are expensed as incurred. These costs from continuing operations were $2.9 million, $3.0 million, and $2.5 million for 2003, 2002, and 2001 respectively.

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

Product Liability:

The Company monitors claims that relate to the malfunction or defects of its products that may result in an injury to the equipment operator or others. The Company records an accrual for its uninsured obligation based on estimates as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims is developed.

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

                                                    Year Ended December 31
                                                 ----------------------------
                                                   2003      2002      2001
                                                 --------  --------  --------
(Dollars in millions, except per share amounts)
-----------------------------------------------
Net income (loss), as reported                    $(33.7)   $ (5.7)    $(43.6)

Add: stock-based employee compensation cost,
Net of tax, included in the net loss                 0.1

Deduct: total stock-based employee
compensation cost, net of tax,
that would have been included
in net income (loss) under
fair value method                                   (1.1)     (1.2)      (0.7)
-----------------------------------------------   -------   -------    -------
Pro forma Net Income (Loss)                       $(34.7)   $ (6.9)    $(44.3)
-----------------------------------------------   =======   =======    =======
Basic earnings (loss) per share
as reported                                       $ (1.09)  $ (0.19)   $ (1.42)

Pro forma                                           (1.12)    (0.22)     (1.44)

Diluted earnings (loss) per share
as reported                                       $ (1.09)  $ (0.19)   $ (1.42)

Pro forma                                           (1.12)    (0.22)     (1.44)
-----------------------------------------------   -------   -------    -------


Restructuring Expense:

During the first quarter of 2001 the Company incurred a restructuring charge of $16.2 million related to the closure of a manufacturing facility in Zebulon, North Carolina, the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. The manufacturing facility closure directly impacted 39 hourly employees and three salaried employees, and the corporate action impacted five employees.

In the first quarter of 2002 the Company incurred a restructuring charge related to the closure and relocation of the Company's headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and the Company incurred an additional $0.7 million in transition expenses during the year. The reserve was subsequently adjusted to reflect a revision of estimates. Eighteen corporate employees were impacted by this restructuring action.

In the fourth quarter of 2002, the Company recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between its plants within the Outdoor Products segment. In the first quarter of 2003 an additional charge of $0.2 million for this relocation project was incurred for severance expense affecting 19 hourly employees and 4 salaried employees.

The following table outlines the classification of the original expenses, the subsequent charge against the restructuring liability and adjustment to the liability for each of these three restructuring actions.

                                                Restructuring Actions
                                      ----------------------------------------
                                      Plant Closure/
                                        Headcount
                                        reduction/     Corporate
                                         Benefit        Office         Asset
                                       Modification   Relocation    Relocation
                                          Q1/2001       Q1/2002       Q4/2002
                                      --------------  ----------    ----------
Severance
         Corporate employees             $  8.0         $ 5.6
         Manufacturing facility             0.5
Benefits                                    4.0
Facility closure                            0.2                       $ 1.4
Professional fees                           1.4
All other                                   2.1
                                         ------         ------        ------
Total original expense                   $ 16.2         $ 5.6         $ 1.4
                                         ======         ======        ======
Charges against liability
         2001                            $ 13.1
         2002                               2.0         $ 4.7
         2003                               0.6           0.4         $ 1.1

Increase (reduction) to liability
         2001
         2002                                            (0.5)
         2003                              (0.1)          0.1
                                         ------         ------        ------
Balance at December 31, 2003             $  0.4         $ 0.1         $ 0.3
                                         ======         ======        ======

Income Taxes:

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Reclassifications:

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications had no impact on net loss or net stockholders' equity.

NOTE 2:
INCOME TAXES

Income (loss) from continuing operations before provision (benefit) for income taxes was as follows:

                                                      Year Ended December 31,
                                                     -------------------------
(Dollar amounts in millions)                          2003     2002     2001
------------------------------------------------     -------  -------  -------
Income (loss) from continuing operations
  before income taxes:
    Domestic                                         $(13.5)  $(29.2)  $(77.2)
    Foreign                                            24.7     19.9     18.3
------------------------------------------------     ------   ------   ------
      Total income (loss) from continuing
           operations before income taxes:           $ 11.2   $ (9.3)  $(58.9)
------------------------------------------------     ------   ------   ------

The provision (benefit) for income taxes attributable to income (loss) from continuing operations is as follows:

                                                      Year Ended December 31,
                                                     -------------------------
(Dollar amounts in millions)                          2003     2002     2001
------------------------------------------------     -------  -------  -------
Current
    Federal                                          $(27.4)  $(13.3)  $(27.6)
    State                                               0.1      1.0     (0.4)
    Foreign                                            14.3      6.5      6.4
Deferred
    Federal                                            58.7      1.3      1.3
    State                                              (3.0)     0.1     (0.3)
    Foreign                                             2.2     (0.1)    (0.7)
-----------------------------------------------      ------   ------   ------
      Provision (benefit) for taxes                  $ 44.9   $ (4.5)  $(21.3)
===============================================      ======   ======   ======

With the January 1, 2003, adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company has restated income (loss) before tax provision (benefit) for the years ended December 31, 2002 and 2001. The effect was to increase the losses before tax by $0.5 million and $8.4 million respectively for 2002 and 2001, and to increase the benefit for tax by $0.2 million in 2002 and $2.9 million in 2001.

In the year ended December 31, 2003 there were no other tax provisions included in the financial statements. In the year ended December 31, 2002, the Company also recorded an income tax benefit of $8.7 million for the recognition of a minimum pension liability adjustment that was recorded as other comprehensive income, and a $0.6 million benefit related to discontinued operations. In the year ended December 31, 2001 there was no tax expense or benefit for a minimum pension liability recorded, $2.3 million provision for income from discontinued operations and $16.2 million provision for the gain on sale of the Company's Sporting Equipment segment.

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is as follows:

                                                      % of income (loss) before tax
                                                      ----------------------------
                                                         2003     2002     2001
                                                        ------   ------   ------
Statutory tax rate                                       35.0    (35.0)   (35.0)
Impact of earnings of foreign operations                 12.3     (8.5)    (1.1)
Resolution of Canadian Competent Authority issues       (13.7)
Reduction of previously accrued foreign taxes           (21.3)
State income taxes, net of federal tax benefit          (26.2)     9.5      0.1
Permanent differences                                     3.6      1.3      1.4
Contingency                                             (23.2)   (15.7)    (1.6)
----------------------------------------------------    ------   ------   ------
Effective income tax rate before valuation allowance    (33.5)   (48.4)   (36.2)
Valuation Allowance                                     434.2
----------------------------------------------------    ------   ------   ------
Effective Income Tax rate after Valuation Allowance     400.7    (48.4)   (36.2)
----------------------------------------------------    ------   ------   ------

The Company's effective tax rate increased to 400.7% in 2003 from a benefit rate of 48.4% in 2002. This change in the effective rate was caused primarily by the creation of a valuation allowance to reduce the deferred tax assets, the beneficial impact of activities associated with foreign operations and an adjustment to the tax contingency.

The Company's effective income tax rate increased in 2002 to 48.4% from 36.2% in 2001. The favorable effect of foreign income tax rates as compared to the United States statutory rate increased, as the Company's overall pre-tax loss declined substantially. Additionally, an adjustment to the tax contingency increased the overall rate.

The components of deferred income tax assets (liabilities) applicable to temporary and permanent differences at December 31, 2003 and 2002 are as follows:

 (Dollar amounts in millions)                                2003     2002
--------------------------------------------------         -------- --------

Deferred tax assets:
  Property, Plant and Equipment basis differences          $(11.1)  $ (9.4)
  Employee benefits                                          30.4     31.4
  Other accrued expenses                                     13.0     14.5
  Net Operating loss and capital loss carryforwards          13.8     17.9
  Other-net                                                   2.5    (14.1)
--------------------------------------------------         ------   ------
  Sub-total before valuation allowance                       48.6     40.3
--------------------------------------------------         ------   ------
  Less valuation allowance                                 $(48.6)
--------------------------------------------------         ------   ------
  Net deferred tax assets                                           $ 40.3
--------------------------------------------------         ======   ======

Deferred tax liabilities:
  Foreign - net                                            $ (2.8)
--------------------------------------------------         ------   ------
  Net deferred tax liabilities                             $ (2.8)
--------------------------------------------------         ======   ======

The net deferred income tax asset as of December 31, 2002 was recorded in the Company's balance sheet as a current asset of $30.5 million with a remaining $9.8 million included in other long term assets.

In the third quarter of 2003, the Company recorded a valuation allowance against its deferred tax assets in the United States. The deferred tax assets are comprised principally of domestic net operating losses generated during 2001 and 2003, state net operating losses generated from 1998 forward, a domestic capital loss carryforward from 2001 and other expenses not currently deductible for tax. Subsequent to the third quarter, additional deferred tax assets and valuation allowances were recorded for net operating losses and other expenses not currently deductible for tax.

Subsequent to the third quarter, additional deferred tax assets and valuation allowances were recorded for net operating losses and other expenses not currently deductible for tax. The total deferred tax asset as of December 31, 2003, before this valuation allowance, was recorded in the Company's balance sheet as a current asset of $24.9 million, and a remaining $23.7 million included in other long term assets. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these items expire. Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating losses must weigh heavily in assessing the realizability of deferred tax assets.

As of December 31, 2003, the Company has approximately $21.6 million in federal income taxes receivable relating to domestic net operating loss carrybacks and income tax refund claims associated with the Competent Authority process between the United States of America and Canada for the years 1994 through 1999. This is included on the Consolidated Balance Sheets in other current assets.

As of December 31, 2003, the Company has domestic net operating loss carryforwards of $28.4 million and state net operating loss carryforwards of $72.5 million that expire at various dates from 2008 through 2023. Additionally, the Company has a domestic capital loss carryforward for $0.5 Million that expires in 2007.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so. As of December 31, 2003, undistributed earnings of international subsidiaries were $64.5 million.

The Company has settled its issues with the Internal Revenue Service through the 1998 fiscal year with no material adverse effect. The periods from fiscal 1999 through 2002 are still open for review. As of December 31, 2003, Revenue Canada has initiated an examination of tax years 2000, 2001 and 2002. The United States of America and Canadian Competent Authority are in the process of resolving transfer pricing issues for years that include 1994 through 1999.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 2003 and 2002, consists of the following:

                                         December 31,      December 31,
(Dollars in millions)                       2003              2002
---------------------------------        ----------        ----------
13% Senior subordinated notes             $ 323.2           $ 325.0
7% Senior notes                             149.7             149.4
Term loans                                  115.5             134.4
Revolving credit facility
12% preferred equivalent security            22.1              18.7
---------------------------------         -------           -------
Total Debt                                  610.5             627.5
Less current maturities                      (6.6)             (3.4)
---------------------------------         -------           -------
Total long-term debt                      $ 603.9             624.1
---------------------------------         =======           =======

Maturities of long-term debt:

(Dollar amounts in millions)       Payments
--------------------------------------------
2004                               $   6.6
2005                                 160.4
2006                                  14.5
2007                                  15.7
2008 and beyond                      413.3
--------------------------------------------
         Total                     $ 610.5
============================================

Included in the debt payable in 2008 and beyond is a balance of $22.1 million at December 31, 2003 representing a 12% convertible preferred equivalent security dated March 2, 2001 and due on March 2, 2013. The balance as of December 31, 2002 was $18.7 million. Interest in the first five years is payable in "PIKs", or payments-in-kind.

As of December 31, 2003 the Company did not have any material capital leases.

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

In August 1999, Blount, Inc., a wholly-owned subsidiary of Blount International, Inc., issued senior subordinated notes ("the senior subordinated notes") with an interest rate of 13% in the principal amount of $325 million. The senior subordinated notes provided for a premium for the redemption of an aggregate of 35% of the senior subordinated notes until August 1, 2002, and for redemption at a premium of all or part of the senior subordinated notes after August 1, 2004 until August 1, 2007, when the senior subordinated notes are redeemable at par. In connection with the $325 million senior subordinated notes, the Company filed a registration statement on Form S-4 on July 15, 1999. Blount, Inc. also entered into a credit facility with an aggregate principal amount of $500.0 million, comprised of a $60.0 million Tranche A Term Loan, a $340.0 million Tranche B Term Loan, and a $100.0 million revolving credit facility. On December 7, 2001, the Company amended the credit agreement to incorporate the impact of the sale of SEG to ATK. The amendment addressed, among other things, the repayment of a portion of the outstanding debt with the net proceeds from the SEG sale, revisions to the consolidated leverage and interest coverage ratios, a reduction in the revolving credit facility to $75 million, and certain prepayment and amendment fees. The agreement also cured any event of default under the credit agreement that had been communicated to the lenders on October 30, 2001. On May 15, 2003 the Company entered into a new credit facility in the amount of $190.0 million to extinguish the previous senior credit facility including the revolving credit facility. The Company utilized $149.9 million of the new facility, including $31.9 million on the revolver to repay the previous credit facility of $133.5, pay $7.7 million towards fees and expenses for the loan agent and others, and provide $7.7 million cash to temporarily collateralize outstanding letters of credit. Prior to the end of the second quarter of 2003, the Company paid off the revolver balance in full by, among other sources, using the $25.0 million returned to the Company that was previously held in escrow as part of the sale of the Company's Sporting Equipment segment in 2001.

The new senior credit facility consists of a $67.0 million revolving credit facility (none outstanding as of December 31, 2003), a Term A loan of up to $38.0 million ($35.5 million outstanding as of December 31, 2003) and a Term B loan of up $85.0 million ($80.0 million outstanding as of December 31, 2003). The term of the new credit facility is for five years with scheduled quarterly repayments as follows: the Term A loan requires quarterly repayments of $1.3 million until April 1, 2004, and then increasing to $2.1 million per quarter on July 1, 2004 until the last payment on May 14, 2008; Term B requires quarterly payments of $1.3 million beginning July 1, 2005 until April 1, 2006 and then increasing to $1.9 million per quarter until January 1, 2008, with the final payment of $66.9 million due on May 14, 2008. The term loans can be repaid at anytime but are subject to a prepayment premium during the initial two years of the credit agreement. There can also be additional mandatory repayment amounts related to the sale of Company assets under certain circumstances and upon the Company's annual generation of excess cash flow as determined by the credit agreement. The new credit facility provides for term loan interest rate margins to vary based on the Company's leverage ratio. The leverage ratio is defined as the ratio of total outstanding debt to earnings before interest, taxes, depreciation and amortization (EBITDA) utilizing a choice of formulas as described in the credit agreement. Interest rates also change based upon changes in LIBOR and/or prime rates. The amount available on the revolving credit facility is determined semi-monthly from the Company's outstanding accounts receivable and inventory levels, less outstanding letters of credit and a minimum availability threshold. As of December 31, 2003 the Company had the ability to borrow $43.8 million under the terms of the revolving credit agreement.

The Company and all of the Company's domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the debt issued to finance the merger and recapitalization of August 19, 1999 and the new credit facility of May 15, 2003. In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral. Blount, Inc.'s obligations and its domestic subsidiaries' guarantee obligations under the new credit facilities are collateralized by a first priority security interest in substantially all of their respective assets. The Company's guarantee obligations in respect of the new credit facilities are collateralized by a pledge of all of Blount, Inc.'s capital stock. The 7.0% senior notes share in parri passu and ratably in the first priority interest in certain of the collateral securing the new credit facilities.

The new credit facility contains covenants relating to indebtedness, liens, mergers, consolidations, disposals of property, payment of dividends, capital expenditures, investments, optional payments and modifications of agreements, transactions with affiliates, sales and leasebacks, changes in fiscal periods, negative pledges, subsidiary distributions, lines of business, hedge agreements and activities of the Company and require the Company to maintain certain minimum EBITDA levels and fixed coverage ratios.

On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the form of a preferred equivalent security, together with warrants to acquire 1,000,000 shares of Blount common stock (or approximately 3% of the Company) that are exercisable immediately at a price of $0.01 a share. The security has a 12% annual interest rate that is compounded annually and is paid in payments-in-kind ("PIK") for the first five years of the term. The security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment in 2001 to the Certificate of Incorporation authorizing the issuance of preferred stock. The Company recorded the fair value of the warrants at $7.0 million as a credit to additional paid-in capital and a debt discount to the $20 million security. The debt portion of this security at December 31, 2003, is $22.1 million and increased during 2003 through accretion of the discount and the accrual of interest.

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of SEG, the Company and its lenders amended the covenants as of and for the year ended December 31, 2001. The Company was in compliance with all debt covenants throughout 2003. While there can be no assurance, management believes the Company will comply with all debt covenants during 2004. Should the Company not comply with the covenants during 2004 additional significant actions will be required. These actions may include, among others, attempting to re-negotiate its debt facilities, sales of assets, additional restructurings and reductions in capital expenditures.

There were no short-term borrowings as of December 31, 2003 and 2002.


NOTE 4:
GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment, require reporting units to be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

In connection with the adoption of SFAS No. 142, during the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill for impairment in the fourth quarter 2003 and determined that no impairment existed as of December 31, 2003. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year, unless events warrant more frequent testing.

As of January 1, 2002, the Company's goodwill balance of $76.9 million was comprised of $48.8 million related to the Outdoor Products segment and $28.1 million related to the Industrial and Power Equipment segment. There were no intangible assets reclassified into goodwill at January 1, 2002, nor were there any adjustments to the goodwill balance during 2002.

As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $3 million of annual amortization relating to goodwill and indefinite-lived intangibles.

The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year.

                                                                    Year Ended December 31,
                                                              --------------------------------
(Dollars in millions)                                          2003         2002        2001
------------------------------------------------------        --------------------------------
Reported net income (loss) from continuing operations         $(33.7)     $ (4.8)      $(37.6)
Add back goodwill amortization, net of tax                                                3.1
------------------------------------------------------        -------      -------     -------
Adjusted net earnings (loss)                                  $(33.7)     $ (4.8)      $(34.5)
------------------------------------------------------        =======      =======     =======
Basic earnings income (loss) per share from
  continuing operations                                       $ (1.09)     $(0.16)     $ (1.22)
  Add back goodwill amortization, net of tax                                              0.10
------------------------------------------------------        -------      -------     -------
Adjusted net earnings (loss) per share                        $ (1.09)     $(0.16)     $ (1.12)
------------------------------------------------------        =======      =======     =======

Diluted earnings income (loss) per share from                 $ (1.09)     $(0.16)     $ (1.22)
  continuing operations
  Add back goodwill amortization, net of tax                                              0.10
------------------------------------------------------        -------      -------     -------
Adjusted net earnings (loss) per share                        $ (1.09)     $(0.16)     $ (1.12)
------------------------------------------------------        =======      =======     =======

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

On December 7, 2001, the Company sold its Sporting Equipment Group ("SEG") to Alliant Techsystems, Inc. ("ATK"). See Note 1 of The Notes to the Consolidated Financial statements for transaction details.


NOTE 6:
CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The Company has authorized 100 million shares of common stock.

The number of shares used in the denominators of the basic and diluted earnings (loss) per share computations were as follows (in thousands):

                                                            Year Ended December 31,
                                                          --------------------------
                                                           2003     2002     2001
------------------------------------------------------    --------------------------
Shares for basic earnings (loss) per share
     computation - weighted average common
     shares outstanding                                   30,809   30,796   30,796
Dilutive effect of stock options
------------------------------------------------------    ------   ------   ------
Shares for diluted earnings (loss) per
     shares outstanding                                   30,809   30,796   30,796
------------------------------------------------------    ======   ======   ======

No adjustment was required to reported amounts for inclusion in the numerators of the share computations. The Company has excluded its stock option plan, as well as the warrants held by an affiliate of its controlling shareholder for the computation of diluted EPS because to include would be anti-dilutive for the years ended December 31, 2003, 2002 and 2001.

During 1999 and 2000, the Company's Board of Directors adopted new stock option plans under which options, either incentive stock options or non-qualified stock options, to purchase the Company's common stock may be granted to employees, directors, and other persons who perform services for the Company. The number of shares which may be issued under these plans may not exceed 5,875,000 shares. The option price per share for incentive stock options may not be less than 100% of fair value, generally calculated as the average closing sale price for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a non-qualified stock option shall be established on the date of grant and may be less than the fair market value of one share of common stock on the date of grant. In 2001, options were granted to purchase 634,700 shares at an average price of $4.96 per share. In 2002, options were granted to purchase 1,571,145 shares at an average price of $3.60 per share. In 2003, options were granted to purchase 665,000 shares at an average price of $5.01 per share. As of December 31, 2003, 2002, and 2001, there were options for 1,786,253 shares, 2,414,187 shares, and 3,733,500 shares available for grant.

A summary of the status of the Company's fixed stock option plans as of December 31, 2003, 2002, and 2001, and the changes during the periods ending on those dates are presented in the following table:

                                                 Year Ended December 31,
                           ----------------------------------------------------------------------
                                   2003                    2002                   2001
                            --------------------    --------------------    --------------------
                                       Weighted-               Weighted-               Weighted-
                                        Average                 Average                 Average
                            Shares     Exercise     Shares     Exercise     Shares     Exercise
                          (in 000's)    Price     (in 000's)    Price     (in 000's)    Price
--------------------       --------    --------    --------    --------    --------    --------
Outstanding at
beginning of period         3,461       $ 8.17      2,141       $12.30      2,271      $14.82
   Granted                    665         5.01      1,571         3.60        635        4.96
   Exercised                  (32)        3.54
   Forfeited                  (37)       10.19       (251)       14.82       (765)      13.67
   Canceled
--------------------       --------    --------    --------     --------   --------    --------
Outstanding at
end of period               4,057       $ 7.67      3,461       $ 8.17      2,141      $12.30
--------------------       --------    --------    --------     --------   --------    --------
Options exercisable
end of period               2,231                   1,587                     829
--------------------       --------    --------    --------     --------   --------    --------

Options outstanding at December 31, 2003, have an average exercise price of $7.67 per share, vest over periods to six years and have a remaining contractual life of approximately 7.2 years.

For purposes of computing the pro forma amounts in Note 1, the Black-Scholes option- pricing model was used with the following weighted-average assumptions:

                                                Year Ended December 31,
                                           ---------------------------------
                                             2003        2002        2001
---------------------------------------    ---------   ---------   ---------
Estimated lives of plan options             5 years     5 years     5 years
Risk-free interest rates                      3.3%        3.4%        4.8%
Expected volatility                          38.0%       36.0%       37.0%
Dividend yield                                0.0%        0.0%        0.0%
---------------------------------------    ---------   ---------   ---------

The weighted average estimated fair value of options granted during 2003, 2002, and 2001 was $2.06, $1.34, and $2.01 respectively.

On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal shareholder, invested $20 million in the Company in the form of a mezzanine security, which is convertible into preferred stock in turn convertible into common stock, together with warrants to acquire 1,000,000 shares of Blount common stock that are exercisable immediately at $0.01 a share.


NOTE 7:
PENSION AND POST-RETIREMENT BENEFIT PLANS

The changes in benefit obligations, changes in plan assets and funded status of the Company's defined benefit pension plans and other post-retirement medical and life benefit plans for the periods ended December 31, 2003 and 2002, were as follows:

                                                                     Other
                                                Pension          Post-retirement
                                                Benefits            Benefits
FUNDED PLANS                                ------------------  -----------------
(Dollar amounts in millions)                  2003      2002      2003      2002
------------------------------------------  --------  --------  --------  --------
Change in Benefit Obligation:
Benefit obligation at beginning of period   $(122.5)  $(105.8)   $ (3.1)  $  (3.9)
Service cost                                   (4.6)     (3.8)
Interest cost                                  (8.0)     (7.5)     (0.2)     (0.2)
Plan participants' contributions                                   (0.1)     (0.1)
Actuarial gains (losses)                      (14.7)     (5.7)                0.6
Benefits and plan expenses paid                 5.8       5.2       0.4       0.5
Plan Amendment                                           (4.9)
------------------------------------------  -------   -------    ------   -------
Benefit obligation at end of period          (144.0)   (122.5)     (3.0)     (3.1)
------------------------------------------  -------   -------    ------   -------



Change in Plan Assets:
Fair value of plan assets at beginning
  of period                                    69.7      84.5       1.1       1.6
Actual return on plan assets                   16.9     (10.2)      0.1      (0.2)
Company contributions                           5.6       1.0
Plan participants' contributions                                    0.1       0.1
Benefits and plan expenses paid                (5.8)     (5.2)     (0.4)     (0.4)
Settlements                                              (0.4)
------------------------------------------  -------   -------    ------   -------
Fair value of plan assets at end of period     86.4      69.7       0.9       1.1
------------------------------------------  -------   -------    ------   -------
Funded status                                 (57.6)    (52.9)     (2.1)     (2.0)
Unrecognized actuarial (gains) losses          42.9      40.3       1.7       1.8
Unrecognized prior service cost                 4.1       4.5
------------------------------------------  -------   -------    ------   -------
Net amount recognized                       $ (10.6)  $  (8.1)  $  (0.4)  $  (0.2)
------------------------------------------  -------   -------    ------   -------

Net amount recognized:
Prepaid benefits                            $   4.8   $   3.3
Accrued benefits                              (39.0)    (38.1)  $  (0.4)  $  (0.2)
Accumulated other comprehensive income         19.5      22.2
Intangible asset                                4.1       4.5
------------------------------------------  -------   -------    ------   -------
Net amount recognized                       $ (10.6)  $  (8.1)  $  (0.4)  $  (0.2)
------------------------------------------  -------   -------   -------   -------

                                                                     Other
                                                Pension          Post-retirement
                                                Benefits            Benefits
FUNDED PLANS                                ------------------  -----------------
(Dollar amounts in millions)                  2003      2002      2003      2002
------------------------------------------  --------  --------  --------  -------

Change in Benefit Obligation:
Benefit obligation at beginning of period   $ (6.5)   $  (8.9)  $ (26.9)  $ (21.9)
Service cost                                  (0.1)      (0.2)     (0.4)     (0.3)
Interest cost                                 (0.4)      (0.7)     (1.8)     (1.7)
Plan participants' contributions                                   (1.3)     (0.5)
Actuarial gains (losses)                      (0.3)      (1.4)     (4.5)     (3.8)
Benefits and plan expenses paid                0.6        0.6       3.4       1.3
Curtailment/settlement                                              4.1
------------------------------------------  --------  --------  --------  -------
Benefit obligation at end of period           (6.7)      (6.5)    (31.5)    (26.9)
Unrecognized actuarial (gains) losses          1.3        1.0      13.8      10.0
Unrecognized prior service cost               (0.1)      (0.1)                0.1
------------------------------------------  --------  --------  --------  -------
Net amount recognized                       $ (5.5)   $  (5.6)  $ (17.7)  $ (16.8)
------------------------------------------  --------  --------  --------  -------
Net amount recognized:
Accrued benefits                            $ (6.4)   $  (6.4)  $ (17.7)  $ (16.8)
Accumulated other comprehensive income         0.8        0.7
Intangible asset                               0.1        0.1
------------------------------------------  --------  --------  --------  -------
Net amount recognized                       $ (5.5)   $  (5.6)  $ (17.7)  $ (16.8)
------------------------------------------  --------  --------  --------  -------

The accumulated pension benefit obligation of supplemental non-qualified defined benefit pension plans was $6.4 million and $6.3 million at December 31, 2003 and 2002, respectively. Two rabbi trusts, whose assets are not included in the table above, have been established to fund part of these non-qualified benefits.

These two rabbi trusts require the funding of certain executive benefits upon a change in control or threatened change in control, such as the merger and recapitalization described in Note 1 of the Notes to Consolidated Financial Statements. At December 31, 2003 and 2002, approximately $4.6 million and $5.6 million, respectively, were held in these trusts and is included in other assets in the Consolidated Balance Sheets.

The curtailment and settlement amounts for 2002 related to the payment of obligations to certain current and former executives of the Company during 2002.

Primarily due to a decline in the market value of assets held in the Company's defined benefit pension plan, the Company was required to record a minimum pension liability adjustment in 2002. The amount recorded to equity as other comprehensive income net of taxes for the tax year ended December 31, 2002 was $14.2 million. For the year ended December 31, 2003 the minimum pension liability adjustment resulted in an increase of $2.5 million to equity as other comprehensive income.

The components of net periodic benefit cost and the weighted average assumptions used in accounting for pension and other post-retirement benefits follow:

                                                     Pension                 Other Post-Retirement
                                                     Benefits                       Benefits
                                            --------------------------    ----------------------------
                                                    Year Ended                     Year Ended
                                                   December 31,                   December 31,
                                            --------------------------    ----------------------------
(Dollar amounts in millions)                  2003      2002      2001     2003       2002      2001
----------------------------------------     ------    ------    ------    ------     ------    ------
Components of net periodic benefit cost:
Service cost                                $  4.7    $  4.1    $  6.7    $ 0.4      $ 0.3     $ 0.5
Interest cost                                  8.4       8.1      11.1      2.0        1.9       2.1
Expected return on plan assets                (6.4)     (7.2)    (11.6)    (0.1)      (0.1)     (0.1)
Amortization of actuarial (gains) losses       2.3       0.5       0.4      0.9        0.5       0.4
Amortization of transition asset                        (0.1)     (0.1)
Amortization of prior service cost             0.4       1.3       1.0
Curtailment/settlement (gain) loss                       2.4      (0.1)
----------------------------------------     ------    ------    ------    ------     ------    ------
Total net periodic benefit cost             $  9.4    $  9.1    $  7.4    $ 3.2      $ 2.6     $ 2.9
----------------------------------------     ------    ------    ------    ------     ------    ------
Weighted average assumptions:
Discount rate                                  6.1%      6.5%      7.2%     6.0%       6.5%      7.2%
Expected return on plan assets                 8.9%      8.9%      8.9%     9.0%       9.0%      9.0%
Rate of compensation increase                  3.4%      3.6%      3.6%
----------------------------------------     ------    ------    ------    ------     ------    ------

The Company's domestic defined benefit pension plan is included in the preceding tables. As of December 31, 2003 the asset value of this plan was $61.6 million. Also included in the preceding tables is $0.9 million in assets related to a post-retirement medical plan related to a certain discontinued business. The expected long-term rate of return on these assets was chosen from the range of likely results of compound average annual returns over a twenty year time horizon based on the plan's current investment policy. The expected return and volatility for each asset class was based on historical equity, bond and cash returns during the period 1926 to 2002. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on this analysis, the expected long-term return assumption for our domestic funded pension plan and the post retirement medical plan will remain at 9.0%.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the domestic pension plan and the post-retirement medical plan. The target allocation is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The current weighted-average target asset allocation for the domestic pension plan and the post retirement plan is as follows: equity securities 60%, debt securities 35%, real estate 0% and other 5%.

The Company expects to contribute approximately $14 million to its domestic pension plan in 2004. The Company does not expect to make any contributions to the post retirement medical plan during 2004.

A 10.0% annual rate of increase in the cost of health care benefits was assumed for 2003; the rate was assumed to decrease 2.0% per year until 5.0% is reached. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollar amounts in millions)                          1% Increase   1% Decrease
---------------------------------------------------   -----------   -----------
Effect on service and interest cost components           $ 0.3        $ (0.2)
Effect on other post-retirement benefit obligations        3.4          (2.8)
---------------------------------------------------   -----------   -----------

The Company sponsors a defined contribution 401(k) plan and matches a portion of employee contributions. The expense for the match was $2.4 million, $2.4 million and $4.6 million in 2003, 2002 and 2001.

NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to eight years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, are as follows (in millions): 2004--$2.1; 2005--$1.4; 2006--$0.7; 2007--$0.4; 2008--$0.2; 2009
and beyond--$0.1. Rentals charged to continuing operations costs and expenses under cancelable and non-cancelable lease arrangements were $2.3 million, $2.5 million and $2.7 million for 2003, 2002 and 2001, respectively. In addition, in 2003 the Company also signed a letter of intent on a parcel of land in The Peoples Republic of China for an amount of $1.0 million.

Certain customers of the Company's Lawnmower and Industrial and Power Equipment segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies. The aggregate repurchase amount included in the agreements outstanding as of both December 31, 2003 and 2002 is $4.0 million. These arrangements have not had a material adverse effect on the Company's operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, since any repurchased equipment will likely be resold for approximately the same value.

The Company provides guarantees and other commercial commitments summarized in the following table (in millions):

                                                         Total at
                                                     December 31, 2003
-------------------------------                      -----------------
Product Warranty                                        $  4.1
Letters of Credit Outstanding                              7.9
Third Party Financing Projections(1)                       4.0
Accounts Receivable Securitization(2)                      0.4
--------------------------------------------         -----------------
Total                                                   $ 16.4
============================================         =================

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

Product warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance and new product performance. Should a change in trend occur in customer claims, an increase or decrease in the warranty liability may be necessary. Changes in the Company's warranty reserve for the period ended December 31, 2003 are as follows (in millions):

----------------------------------    ---------
Balance as of December 31, 2002         $ 3.3
Accrued                                   3.6
Payments made (in cash or in-kind)       (2.8)
----------------------------------    ---------
Balance as of December 31, 2003         $ 4.1
==================================    =========

Other guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

The Company reserves for product liability, environmental remediation and other legal matters as it becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. The Company monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. The Company also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2003 and December 31, 2002, the Company believes it has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. In the case of product liability matters, the estimated cost of each claim is determined by a third party administrator who works with the Company's legal department and the insurance carriers. The Company has assumed that the recoverability of the costs of claims from insurance companies will continue in the future. The Company periodically assesses these insurance companies to monitor their ability to pay such claims.

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

The current on-site monitoring program is being conducted with the WDOE by, and being funded by, certain PLPs, excluding the Company and several other PLPs. It is estimated that this study will cost between $7 million and $10 million. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute costs of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company's potential share ranged from approximately $20,000 to $250,000 with estimates of approximately $90,000 being the "most reasonably probable scenario".

The Company has accrued $75,000 at December 31, 2003 and 2002 for the potential costs of any clean-up. The Company spent zero and $5,600 in the years ended December 31, 2003 and 2002 respectively to administer compliance in regards to the Pasco Site, which are primarily the cost of outside counsel to provide updates on the Site status.

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

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the United States Environmental Protection Agency ("EPA") regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site in mid-November. However, the Company was subsequently informed by the EPA that its report would be delayed, and the Company has not received the offer or explanation as of this date. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators during this time. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial condition or operating results.

On February 10, 2004, the Company received a Notice of Non-Compliance from the Oregon Department of Environmental Quality ("DEQ") regarding alleged violations of state and federal hazardous waste management regulations at the Company's Oregon Cutting Systems facility in Milwaukie, Oregon. None of the alleged violations concern a release or discharge into the environment.

In response to the Notice, the Company has taken certain corrective actions, has asked for further explanation of some of the alleged violations and may contest the remaining alleged violations. Under applicable procedures, the Company and DEQ will confer on these issues; however, after considering the Company's response, the DEQ could issue a Notice of Violation and, if so, the possibility for civil penalties exists.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. One such suit resulted in the Company paying its self-insured retention of $1.0 million during the second quarter of 2003. In addition, the Company is a party to a number of other suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results. The Company accrues, by a charge to income, an amount related to a matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for a matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all of the current circumstances.


NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world. At December 31, 2003, approximately 63% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, chainsaw and other original equipment manufacturers, and are normally not collateralized. The Company has an arrangement through a third-party financing company whereby Dixon and FIED customers can finance purchases of equipment with minimal recourse to the Company.

The estimated fair values of certain financial instruments at December 31, 2003 and 2002, are as follows:

                                              2003                   2002
                                        ------------------   ------------------
                                        Carrying    Fair     Carrying    Fair
(Dollar amounts in millions)             Amount     Value     Amount     Value
------------------------------------    --------  --------   --------  --------
Cash and short-term investments         $ 35.2    $ 35.2     $ 26.4    $ 26.4
Other assets (restricted trust
  funds and notes receivable)              4.6       4.6        6.2       6.2
Notes payable and long-term debt
  (see Note 3)                           610.5     633.9      627.5     478.1
------------------------------------    --------  --------   --------  --------

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


NOTE 10:
SEGMENT INFORMATION

The Company identifies operating segments based on management responsibility. The Company has three reportable segments: Outdoor Products, Lawnmower and Industrial and Power Equipment. Outdoor Products manufactures and markets chain, bars, sprockets, and accessories for chainsaw use, concrete cutting equipment, and lawnmower blades and accessories for outdoor care. The Lawnmower segment manufactures and markets riding lawnmowers and related accessories. Industrial and Power Equipment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotation bearings and mechanical power transmission units.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not significant.

Information on Segments:

                                                       Year Ended December 31,
                                                     --------------------------
(Dollar amounts in millions)                          2003     2002     2001
---------------------------------------------------  -------- -------- --------
Sales:
  Outdoor Products                                   $ 358.8  $ 307.4  $ 307.4
  Lawnmower                                             35.7     41.4     43.0
  Industrial and Power Equipment                       165.0    131.7    120.6
  Inter Segment Elimination                             (0.4)    (1.0)    (2.3)
---------------------------------------------------  -------- -------- --------
         Total Sales                                 $ 559.1  $ 479.5  $ 468.7
---------------------------------------------------  -------- -------- --------
Operating income (loss):
  Outdoor Products                                   $  86.2  $  67.7  $  69.4
  Lawnmower                                             (1.2)     2.7      0.9
  Industrial and Power Equipment                        11.7      5.2     (1.7)
  Inter Segment Elimination                                       0.3
---------------------------------------------------  -------- -------- --------
  Operating income from segments                        96.7     75.9     68.6
Corporate office expenses                              (12.7)    (6.2)    (7.7)
Restructuring expenses                                  (0.2)    (7.2)   (16.2)
---------------------------------------------------  -------- -------- --------
Income from continuing operations                       83.8     62.5     44.7
Interest expense                                       (69.8)   (72.2)   (95.9)
Interest income                                          0.8      1.1      1.4
Other income (expense), net                             (3.6)    (0.7)    (9.1)
---------------------------------------------------  -------- -------- --------
Loss from continuing operations before income taxes  $  11.2  $  (9.3) $ (58.9)
---------------------------------------------------  -------- -------- --------

Identifiable assets:
  Outdoor Products                                   $ 227.1  $ 199.2  $ 182.9
  Lawnmower                                             18.7     19.3     20.8
  Industrial and Power Equipment                        83.4     87.4     94.3
  Corporate office/elimination/discont. operations      71.2    122.1    146.8
---------------------------------------------------  -------- -------- --------
         Total assets                                $ 400.4  $ 428.0  $ 444.8
---------------------------------------------------  -------- -------- --------
Depreciation and amortization:
  Outdoor Products                                   $   9.5  $   9.6  $  11.1
  Lawnmower                                              0.7      0.8      1.3
  Industrial and Power Equipment                         3.3      3.3      4.5
  Corporate office                                       5.2      5.2      6.7
---------------------------------------------------  -------- -------- --------
         Total depreciation and amortization         $  18.7  $  18.9  $  23.6
---------------------------------------------------  -------- -------- --------
Capital expenditures:
  Outdoor Products                                   $  15.0  $  15.3  $  10.3
  Lawnmower                                              0.6      0.4      0.2
  Industrial and Power Equipment                         0.9      1.4      1.0
  Corporate office
---------------------------------------------------  -------- -------- --------
         Total capital expenditures                  $  16.5  $  17.1  $  11.5
---------------------------------------------------  -------- -------- --------

Information on Sales by Significant Product Groups:
                                                      Year Ended December 31,
                                                     -------------------------
(Dollar amounts in millions)                          2003      2002     2001
---------------------------------------------------  -------  -------  -------
Chainsaw components and accessories                  $ 283.0  $ 243.0  $ 249.5
Timber harvesting and loading equipment                151.7    115.9    101.7
Outdoor care parts and accessories                      57.5     48.9     45.3
Lawnmowers                                              35.7     40.9     40.7
All others, less than 5% each                           31.2     30.8     31.5
---------------------------------------------------  -------  -------  -------
         Total Sales                                 $ 559.1  $ 479.5  $ 468.7
---------------------------------------------------  =======  =======  =======

Information on Geographic Areas:
                                                      Year Ended December 31,
                                                     -------------------------
(Dollar amounts in millions)                          2003      2002    2001
---------------------------------------------------  -------  -------  -------
Sales:
  United States                                      $ 331.3  $ 289.4  $ 280.6
  European Union                                        99.7     85.2     81.5
  Canada                                                23.1     21.9     18.8
  Brazil                                                17.1     13.8     13.8
  All others, less than 3% each                         87.9     69.2     74.0
---------------------------------------------------  -------  -------  -------
         Total Sales                                 $ 559.1  $ 479.5  $ 468.7
---------------------------------------------------  =======  =======  =======

Property, plant & equipment-net:
  United States                                      $  53.8  $  55.3  $  64.0
  Canada                                                26.1     24.3     22.4
  European Union                                         7.3      6.4      5.3
  Brazil                                                 4.4      4.3      4.1
  All others, less than 1% each                          0.4      0.4      0.4
---------------------------------------------------  -------  -------  -------
         Property, plant & equipment-net             $  92.0  $  90.7  $  96.2
---------------------------------------------------  =======  =======  =======

The geographic sales information is by country of destination. Property, plant and equipment is net of accumulated depreciation. One customer, The Electrolux Group, accounted for more than 10% of consolidated sales in all three years. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of the Company's segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.


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


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For the Year
Ended December 31, 2003

                                                  Blount                                Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
STATEMENT OF OPERATIONS
-----------------------
Sale                                                          $ 364.6     $ 127.3        $ 201.4        $ (134.2)       $ 559.1
Cost of sales                                                   258.6       100.5          148.2          (137.9)         369.4
                                                              --------    --------       --------       ---------       --------
Gross profit                                                    106.0        26.8           53.2             3.7          189.7
Selling, general and administrative expenses                     64.1        16.7           24.9                          105.7
Restructuring expenses                                                        0.2                                           0.2
                                                              --------    --------       --------       ---------       --------
Income (loss) from operations                                    41.9         9.9           28.3             3.7           83.8
Interest expense                                 $  (19.7)      (46.2)       (0.4)          (3.5)                         (69.8)
Interest income                                                   0.4                        0.4                            0.8
Other income (expense), net                                       0.7        (3.1)          (1.2)                          (3.6)
                                                 ---------    --------    --------       --------       ---------       --------
Income (loss) from continuing operations
  before income taxes                               (19.7)       (3.2)        6.4           24.0             3.7           11.2
Provision (benefit) for income taxes                            (26.8)       (3.5)         (14.6)                         (44.9)
                                                 ---------    --------    --------       --------       ---------       --------

Income (loss) from continuing operations            (19.7)      (30.0)        2.9            9.4             3.7          (33.7)

Equity in earnings (losses) of
  affiliated companies, net                         (13.9)       16.0         0.2                           (2.3)
                                                 ---------    --------    --------       --------       ---------       --------
Net income (loss)                                $  (33.6)    $ (14.0)    $   3.1        $   9.4        $    1.4        $ (33.7)
                                                 =========    ========    ========       ========       =========       ========

For the Year
Ended December 31, 2002

                                                  Blount                                Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                         $ 305.4     $ 121.5        $ 167.8        $ (115.2)       $ 479.5
Cost of sales                                                   209.4        94.4          128.8          (114.3)         318.3
                                                              --------    --------       --------       ---------       --------
Gross profit                                                     96.0        27.1           39.0            (0.9)         161.2
Selling, general and administrative expenses     $    0.5        53.2        17.1           20.7                           91.5
Restructuring expenses                                            7.2
                                                 ---------    --------    --------       --------       ---------       --------
Income (loss) from operations                        (0.5)       35.6        10.0           18.3            (0.9)          62.5
Interest expense                                    (21.0)      (50.4)       (0.4)          (0.4)                         (72.2)
Interest income                                                   0.6                        0.5                            1.1
Other income (expense), net                                       0.1                       (0.8)                          (0.7)
                                                 ---------    --------    --------       --------       ---------       --------
Income (loss) from continuing operations
  before income taxes                               (21.5)      (14.1)        9.6           17.6            (0.9)          (9.3)
Provision (benefit) for income taxes                (10.7)       (3.9)        3.7            6.4                           (4.5)
                                                 ---------    --------    --------       --------       ---------       --------

Income (loss) from continuing operations            (10.8)      (10.2)        5.9           11.2            (0.9)          (4.8)
Discontinued operations:
  Net income (loss) from operations                               0.5                                                       0.5
  Income (loss) on disposal, net                                 (1.4)                                                     (1.4)
                                                 ---------    --------    --------       --------       ---------       --------
Income (loss) before earnings (losses)
  Of affiliated companies                           (10.8)      (11.1)        5.9           11.2            (0.9)          (5.7)
Equity in earnings (losses) of
  affiliated companies, net                           4.9        15.1         0.1                          (20.1)
                                                 ---------    --------    --------       --------       ---------       --------

Net income (loss)                                $   (5.9)    $   4.0     $   6.0        $  11.2        $  (21.0)       $  (5.7)
                                                 =========    ========    ========       ========       =========       ========

For the Year
Ended December 31, 2001

                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                         $ 301.5     $ 123.8        $ 160.2        $ (116.8)       $ 468.7
Cost of sales                                                   205.8        97.6          124.3          (115.4)         312.3
                                                              --------    --------       --------       ---------       --------
Gross profit                                                     95.7        26.2           35.9            (1.4)         156.4
Selling, general and administrative expenses     $    0.7        54.4        20.6           19.8                           95.5
Restructuring expenses                                           16.2                                                      16.2
                                                 ---------    --------    --------       --------       ---------       --------
Income (loss) from operations                        (0.7)       25.1         5.6           16.1            (1.4)          44.7
Interest expense                                    (31.6)      (93.0)       (0.8)          (0.4)           29.9          (95.9)
Interest income                                       0.1        30.4         0.2            0.6           (29.9)           1.4
Other income (expense), net                                       7.2        (1.3)          (0.6)                          (9.1)
                                                 ---------    --------    --------       --------       ---------       --------
Income (loss) from continuing operations
  before income taxes                               (32.2)      (44.7)        3.7           15.7            (1.4)         (58.9)
Provision (benefit) for income taxes                (11.7)      (17.4)        1.5            6.3                          (21.3)
                                                 ---------    --------    --------       --------       ---------       --------

Income (loss) from continuing operations            (20.5)      (27.3)        2.2            9.4            (1.4)         (37.6)
Discontinued operations:
  Net income (loss) from operations                               2.8        (0.3)                                          2.5
  Income (loss) on disposal, net                                 (2.3)       (6.2)                                         (8.5)
                                                 ---------    --------    --------       --------       ---------       --------
Income (loss) before earnings (losses)
  Of affiliated companies                           (20.5)      (26.8)       (4.3)           9.4            (1.4)         (43.6)
Equity in earnings (losses) of
  affiliated companies, net                         (23.1)        3.7        (0.3)                          19.7
                                                 ---------    --------    --------       --------       ---------       --------

Net income (loss)                                $  (43.6)    $ (23.1)    $  (4.6)       $   9.4        $   18.3        $ (43.6)
                                                 =========    ========    ========       ========       =========       ========

December 31, 2003


                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  13.7     $  (0.6)       $  22.1                        $  35.2
  Accounts receivable, net                                       36.4        10.0           18.0                           64.4
  Intercompany receivables                                      289.7        37.6           10.6        $ (337.9)
  Inventories                                                    28.4        21.1           18.2                           67.7
  Other current assets                                           24.5         0.6            1.2            (0.2)          26.1
                                                 ---------    --------    --------       --------       ---------       --------
    Total current assets                                        392.7        68.7           70.1          (338.1)         193.4
Investments in affiliated companies              $  (34.7)      201.0                        0.2          (166.5)
Property, plant and equipment, net                               27.6        33.5           30.9                           92.0
Cost in excess of net assets of acquired
  businesses, net                                                39.7        30.7            6.5                           76.9
Other assets                                                     33.0                        5.1                           38.1
                                                 ---------    --------    --------       --------       ---------       --------
    Total Assets                                 $  (34.7)    $  694.0    $ 132.9        $ 112.8        $ (504.6)       $ 400.4
                                                 =========    ========    ========       ========       =========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                         $   5.6                    $   1.0                        $   6.6
Accounts payable                                                 17.0     $   5.8            6.9                           29.7
  Intercompany payables                          $  337.9                                               $ (337.9)
  Accrued expenses                                               54.0         8.1           11.8            (0.2)          73.7
                                                 ---------    --------    --------       --------       ---------       --------
    Total current liabilities                       337.9        76.6        13.9           19.7          (338.1)         110.0
Long-term debt, exclusive of current maturities      22.2       581.7                                                     603.9
Deferred income taxes, exclusive of
  current portion                                                 0.4                        2.4                            2.8
Other liabilities                                     2.6        70.0         2.9            5.5                           81.0
                                                 ---------    --------    --------       --------       ---------       --------
    Total Liabilities                               362.7       728.7        16.8           27.6          (338.1)         797.7
                                                 ---------    --------    --------       --------       ---------       --------
Stockholders Equity (Deficit)                      (397.4)      (34.7)      116.1           85.2          (166.5)        (397.3)
                                                 ---------    --------    --------       --------       ---------       --------
Total Liabilities and
    Stockholders' Equity (Deficit)               $  (34.7)    $ 694.0     $ 132.9        $ 112.8        $ (504.6)       $ 400.4
                                                 =========    ========    ========       ========       =========       ========

December 31, 2002

                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  16.3     $  (0.1)       $  10.2                        $  26.4
  Accounts receivable, net                                       26.2        15.1           17.2                           58.5
  Intercompany receivables                                      274.7        39.3            7.3        $ (321.3)
  Inventories                                                    27.5        21.4           15.9                           64.8
  Deferred income taxes                                          30.4                          0.1                         30.5
  Other current assets                                            9.2         0.5            1.3                           11.0
                                                              --------    --------       --------       ---------       --------
    Total current assets                                        384.3        76.2           52.0          (321.3)         191.2
Investments in affiliated companies              $  (25.7)      201.6                        0.2          (176.1)
Property, plant and equipment, net                               35.6        26.4           28.7                           90.7
Cost in excess of net assets of acquired
  businesses, net                                                30.2        40.2            6.5                           76.9
Other assets                                                     65.9                        3.3                           69.2
                                                 ---------    --------    --------       --------       ---------       --------
    Total Assets                                 $  (25.7)    $ 717.6     $ 142.8        $  90.7        $ (497.4)       $ 428.0
                                                 =========    ========    ========       ========       =========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                         $   3.4                                                   $   3.4
   Accounts payable                                              14.0     $   5.5        $   6.0                           25.5
  Intercompany payables                          $  321.3                                                 (321.3)
  Accrued expenses                                               55.6         6.9            8.8                           71.3
                                                 ---------    --------    --------       --------       ---------       --------
    Total current liabilities                       321.3        73.0        12.4           14.8          (321.3)         100.2
Long-term debt, exclusive of current maturities      18.7       605.4                                                     624.1
Deferred income taxes, exclusive of
  current portion                                                (1.9)                       1.9
Other liabilities                                     3.2        66.9         1.6            0.9                           72.6
                                                 ---------    --------    --------       --------       ---------       --------
    Total Liabilities                               343.2       743.4        14.0           17.6          (321.3)         796.9
                                                 ---------    --------    --------       --------       ---------       --------
Stockholders Equity (Deficit)                      (368.9)      (25.8)      128.8           73.1          (176.1)        (368.9)
                                                 ---------    --------    --------       --------       ---------       --------
Total Liabilities and
    Stockholders' Equity (Deficit)               $  (25.7)    $  717.6    $  142.8       $  90.7        $ (497.4)       $ 428.0
                                                 =========    ========    ========       ========       =========       ========

For the Year
Ended December 31, 2003

                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  Operations                                     $  (16.6)    $  56.8     $   2.2        $  13.4                        $  55.8
Net cash provided by discontinued operations
Net cash provided by (used in) operating
 Activities                                         (16.6)       56.8         2.2           13.4                           55.8
                                                 ---------    --------    --------       --------       ---------       --------
Cash flows from investing activities:
(Payments for) proceeds from sales of property,
 Plant and equipment                                             (0.7)                       0.1                           (0.6)
Purchases of property, plant and equipment                       (7.1)       (2.2)          (7.2)                         (16.5)
Net cash provided by (used in) continuing
  Operations                                                     (7.8)       (2.2)          (7.1)                         (17.1)
Net cash used in discontinued operations
                                                 ---------    --------    --------       --------       ---------       --------

Net cash (used in) investing activities                          (7.8)       (2.2)          (7.1)                         (17.1)
                                                 ---------    --------    --------       --------       ---------       --------
Cash flows from financing activities:
Issuance of long-term debt                                      112.0                        6.0                          118.0
Reduction of long-term debt                                    (137.9)                      (0.4)                        (138.3)
Advances from (to) affiliated companies              16.6       (16.1)       (0.5)
Other                                                            (9.6)                                                     (9.6)
                                                 ---------    --------    --------       --------       ---------       --------
Net cash provided by (used in) financing
  Activities                                         16.6       (51.6)       (0.5)           5.6                          (29.9)
                                                 ---------    --------    --------       --------       ---------       --------
Net increase (decrease) in cash and cash
  Equivalents                                                    (2.6)       (0.5)          11.9                            8.8
Cash and cash equivalents at beginning of period                 16.3        (0.1)          10.2                           26.4
                                                 ---------    --------    --------       --------       ---------       --------
Cash and cash equivalents at end of period       $    0.0     $  13.7     $  (0.6)       $  22.1                        $  35.2
                                                 ---------    --------    --------       --------       ---------       --------

For the Year
Ended December 31, 2002

                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  Operations                                     $   (4.5)    $  11.4     $   3.9        $  16.8                        $ 27.6
Net cash provided by discontinued operations                      1.2                                                      1.2
Net cash provided by (used in) operating
 Activities                                          (4.5)       12.6         3.9           16.8                          28.8
                                                 ---------    --------    --------       --------       ---------       --------

Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   8.0                                                       8.0
Purchases of property, plant and equipment                       (8.4)       (2.4)          (6.3)                         (17.1)
                                                 ---------    --------    --------       --------       ---------       --------
Net cash provided by (used in) continuing
  Operations                                                     (0.4)       (2.4)          (6.3)                          (9.1)
Net cash used in discontinued operations                        (23.8)                                                    (23.8)
                                                 ---------    --------    --------       --------       ---------       --------


Net cash (used in) investing activities                         (24.2)       (2.4)          (6.3)                         (32.9)
                                                 ---------    --------    --------       --------       ---------       --------


Cash flows from financing activities:
Increase in short-term borrowings                                                           (5.1)                          (5.1)
Reduction of long-term debt                                     (11.8)                                                    (11.8)
Advances from (to) affiliated companies               4.5        (4.0)       (0.5)
Other                                                            (0.2)                                                     (0.2)
                                                 ---------    --------    --------       --------       ---------       --------


Net cash provided by (used in) financing
  Activities                                          4.5       (16.0)       (0.5)          (5.1)                         (17.1)
                                                 ---------    --------    --------       --------       ---------       --------
Net increase (decrease) in cash and cash
  Equivalents                                                   (27.6)        1.0            5.4                          (21.2)
Cash and cash equivalents at beginning of period                 43.9        (1.1)           4.8                          47.6
                                                 ---------    --------    --------       --------       ---------       --------

Cash and cash equivalents at end of period       $    0.0     $  16.3     $  (0.1)       $  10.2                        $  26.4
                                                 ---------    --------    --------       --------       ---------       --------

For the Year
Ended December 31, 2001

                                                  Blount                                Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              --------------  -------  ------------   ------------    ------------   ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  Operations                                     $   34.2     $  27.7     $   2.4        $   9.2        $  (55.5)       $  18.0
Net cash provided by discontinued operations                     20.6         9.2                                          29.8
Net cash provided by (used in) operating
 Activities                                          34.2        48.3        11.6            9.2           (55.5)          47.8
                                                 --------     -------     -------        -------        ---------       -------

Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   2.6                        0.1                            2.7
Purchases of property, plant and equipment                       (4.7)       (2.2)          (4.6)                         (11.5)
Acquisitions of Business                                         (1.3)                                                     (1.3)
                                                 --------     -------     -------        -------        ---------       -------
Net cash provided by (used in) continuing
  Operations                                                     (3.4)       (2.2)          (4.5)                         (10.1)
Net cash used in discontinued operations                         51.7       147.5                                         199.2
                                                 --------     -------     -------        -------        ---------       -------

Net cash (used in) investing activities                          48.3       145.3           (4.5)                         189.1
                                                 --------     -------     -------        -------        ---------       -------

Cash flows from financing activities:
Issuance of long-term debt                           13.0                                                                  13.0
Reduction of long-term debt                                    (211.1)                      (0.1)                        (211.2)
Dividends Paid                                                  (52.1)                      (3.4)           55.5
Capitol contributions                                 7.0        20.0                                      (20.0)           7.0
Advances from (to) affiliated companies             (54.2)      191.4      (157.2)                          20.0
Other                                                            (2.9)                                                     (2.9)
                                                 --------     -------     -------        -------        ---------       -------
Net cash provided by (used in) financing
  Activities                                        (34.2)      (54.7)     (157.2)          (3.5)           55.5         (194.1)
                                                 --------     -------     -------        -------        ---------       -------
Net increase (decrease) in cash and cash
  Equivalents                                                    41.9        (0.3)           1.2                           42.8
Cash and cash equivalents at beginning of period                  1.9        (0.8)           3.7                            4.8
                                                 --------     -------     -------        -------        ---------       -------
Cash and cash equivalents at end of period       $    0.0     $  43.8     $  (1.1)       $   4.9        $    0.0        $  47.6
                                                 ========     =======     =======        =======        =========       =======

NOTE 12:
OTHER INFORMATION

At December 31, 2003 and 2002, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                              2003     2002
------------------------------------------------        --------   --------
Accounts receivable:
  Trade accounts                                        $  62.5    $  60.1
  Other                                                     4.9        2.7
  Allowance for doubtful accounts                          (3.0)      (4.3)
------------------------------------------------        --------   --------
  Total accounts receivable                             $  64.4    $  58.5
------------------------------------------------        --------   --------
Inventories:
  Finished goods                                        $  34.8    $  31.8
  Work in progress                                         10.7        9.3
  Raw materials and supplies                               22.2       23.7
------------------------------------------------        --------   --------
  Total inventories                                     $  67.7    $  64.8
------------------------------------------------        --------   --------
Other current assets:
  Refund of income taxes                                $  21.6    $   6.8
  Other                                                     4.5        4.2
------------------------------------------------        --------   --------
  Total other current assets                            $  26.1    $  11.0
------------------------------------------------        --------   --------
Property, plant and equipment:
  Land                                                  $   4.8    $   4.8
  Buildings and improvements                               64.9       64.7
  Machinery and equipment                                 173.5      170.8
  Furniture, fixtures and office equipment                 32.7       20.2
  Transportation equipment                                  1.3        1.6
  Construction in progress                                  5.9        9.1
  Accumulated depreciation                               (191.1)    (180.5)
------------------------------------------------        --------   --------
  Total property, plant and equipment                   $  92.0    $  90.7
------------------------------------------------        --------   --------
Other Assets:
  Deferred financing costs                              $  21.5    $  18.3
  Rabbi trusts (see Note 7)                                 4.6        5.6
  Escrow for SEG sale                                                 25.0
  Deferred income taxes                                                9.8
  Other                                                    12.0       10.5
------------------------------------------------        --------   --------
  Total other assets                                       38.1       69.2
------------------------------------------------        --------   --------
Accrued expenses:
  Salaries, wages and related withholdings              $  22.7    $  17.8
  Employee benefits                                         8.1        6.9
  Casualty insurance costs                                  4.0        3.8
  Accrued interest                                         19.9       22.2
  Other                                                    19.0       20.6
------------------------------------------------        --------   --------
  Total accrued expenses                                $  73.7    $  71.3
------------------------------------------------        --------   --------
Other liabilities:
  Employee benefits                                     $  67.4    $  66.7
  Other                                                    13.6        5.9
------------------------------------------------        --------   --------
  Total other liabilities                               $  81.0    $  72.6
------------------------------------------------        --------   --------

Supplemental cash flow information is as follows:
                                                      Year Ended December 31,
                                                     -------------------------
(Dollar amounts in millions)                           2003     2002     2001
--------------------------------------------------   -------  -------  -------
Interest Paid                                        $ 63.9   $ 64.9   $ 92.5
Income Taxes Paid                                       9.0      5.2     (1.3)
--------------------------------------------------   -------  -------  -------


NOTE 13:
RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any asset retirement obligations adjusted for the cumulative accretion to the date of the adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement is recognized as a change in accounting principle. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 has not had a material impact on the 2003 financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of the Statement, which were adopted by the Company on January 1, 2002, have not had a material impact on its financial condition or results of operations.

In April 2002, The FASB issued Statement of Financial Accounting Standards No. 145, "Rescissions of FASB Statement NO. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement, which were adopted by the Company on January 1, 2003, have not had a material impact on its financial condition or results of operation but did result in the reclassification of prior years' debt extinguishment expenses.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement were adopted by the Company January 1, 2003. The Company believes that the adoption of SFAS No. 146 will impact the timing of the recognition of costs associated with exit or disposal activities but is not expected to have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure requirements for the year ended December 31, 2002 and the interim disclosure requirements on January 1, 2003. The adoption of this Statement did not have a material impact on the Company's results of operations, financial position or cash flows.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this interpretation is required in financial statements for periods ending after March 15, 2004. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics to be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement was effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003, where the guidance is required to be applied prospectively. The adoption of this statement did not have a material impact on the Company's results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003. On November 7, 2003, FASB issued FASB Staff Position No. SFAS 150-3 (FSP 150-3), "Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statements No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred certain aspects of SFAS 150. The adoption of SFAS 150 on January 1, 2003 and subsequent adoption of FSP 150-3 did not have a material impact on the Company's results of operations, financial position or cash flows.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 2003 and 2002. For 2003 results were as follows:

(Dollar amounts                 1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
in millions, except                Ended          Ended          Ended          Ended        Total
per share data)                  March 31,      June 30,     September 30,   December 31,    2003
-------------------            -------------  -------------  -------------  -------------  ----------
Sales                           $ 122.9         $ 131.2         $ 145.8        $ 159.2      $ 559.1
Gross profit                       42.8            44.7            50.2           52.0        189.7
Net income (loss)                   0.5            (0.7)          (37.6)           4.1        (33.7)
Earnings (loss) per share:
  Basic                         $   0.02        $  (0.02)       $  (1.22)      $   0.13     $  (1.09)
  Diluted                           0.01           (0.02)          (1.22)          0.13        (1.09)

The first quarter includes restructuring expense of $0.2 million associated with the relocation of certain manufacturing assets and production among the Company's Outdoor Products facilities. The second quarter includes other expense of $2.8 million related to the early extinguishment of debt in conjunction with the Company's refinancing in May. The third quarter tax provision includes a $41.0 million valuation allowance taken against the Company's deferred tax assets.

For comparison purposes 2002 results are as follows:

(Dollar amounts                 1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
in millions, except                Ended          Ended          Ended          Ended         Total
per share data)                  March 31,      June 30,     September 30,  December 31,      2002
-------------------            -------------  -------------  -------------  -------------  ----------
Sales                           $ 106.6         $ 123.3         $ 121.5        $ 128.1      $ 479.5
Gross profit                       36.9            42.1            40.8           41.4        161.2
Net income (loss)                  (6.5)            0.5            (3.5)           3.8         (5.7)
Earnings (loss) per share:
  Basic                         $  (0.21)       $   0.02        $  (0.11)      $   0.12     $  (0.19)
  Diluted                          (0.21)           0.02           (0.11)          0.12        (0.19)

The first quarter includes restructuring expense associated with closing and relocation of the corporate office of $5.6 million. The second quarter includes restructuring expense and loss on assets associated with closing the corporate office of $0.5 million. The third quarter includes expenses related to restructuring and loss on sale of the corporate office building of $0.8 million, and an adjustment on the net loss on sale of the Sporting Equipment Group of $1.7 million. The fourth quarter includes restructuring expense of $1.4 million associated with the relocation of certain manufacturing assets and production among the Company's Outdoor Products facilities and $0.8 million in net income primarily from discontinued operations due to the final settlement of a claim related to one of the Company's discontinued operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the Company's independent auditors during the past two fiscal years. There have been no disagreements with the Company's independent auditors on our accounting or financial reporting or auditing scope of procedures that would require the Company's independent auditors to make reference to such disagreement in their report on our consolidated financial statements and financials statement schedules, or otherwise require disclosure in this Annual Report on Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), and has concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the "Election of Directors", "Executive Officers", "Audit Committee Disclosure" and "Filing Disclosure" sections of the proxy statement for the 2004 Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.

At its February 2, 2004 meeting, the Audit Committee approved and adopted the Company's Code of Ethics for the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and those persons performing similar functions involving financial reporting and financial controls.

The Company has not finalized a revision to its Code of Business Conduct applicable to all directors, officers and employees at this time. The Company intends to have a revised Code of Business Ethics in place by the Annual Meeting of Stockholders, the date by which such policy is required. The policy, as revised, will be posted on the Company's website at www.blount.com.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation", "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Employment Contracts" sections of the Proxy Statement for the Annual Meeting of Stockholders of Blount International, Inc., which sections are incorporated herein by reference.


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

Summary Table:

The following table sets forth certain information as of December 31, 2003 with respect to compensation plans under which shares of Blount common stock may be issued:


                                                                        No. Shares Remaining
                            No. Shares to be         Weighted         Available for Future
                              Issued upon             Average         Issuance Under Equity
                              Exercise of         Exercise Price       Compensation Plans
                              Outstanding         of Outstanding      (Excluding Shares in
Plan Category                   Options               Options               Column 1)
---------------             ----------------     ----------------     ----------------------
Equity compensation
  Plans approved by
  Stockholders               4,056,891  (1)           $7.67               1,786,253 (2)

Equity compensation
  Plans not approved
  Stockholders
---------------             ----------------     ----------------     ----------------------
TOTAL                        4,056,891                $7.67               1,786,253

(1) Represents shares of common stock issuable upon exercise of outstanding options granted under the Company's 1999 and 2000 plans.

(2) Includes shares of common stock available for future grants under the Company's 1999 and 2000 plans.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the 2003 Annual Meeting of Stockholders of Blount International, Inc., which section is incorporated herein by reference.


ITEM 14.  PRINICIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "Ratify the Appointment of Independent Auditors" in the Company's 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         Page
                                                                                       Reference
                                                                                       ---------
(A) Certain documents filed as part of Form 10-K

    (1) Financial Statements and Supplementary Data
    Report of Independent Auditors                                                       27

    Consolidated Statements of Income (Loss) for the years ended                         29
    December 31, 2003, 2002 and 2001

    Consolidated Balance Sheets as of December 31, 2003 and 2002                         30

    Consolidated Statements of Cash Flows for the years ended                            31
    December 31, 2003, 2002 and 2001
    Consolidated Statements of Changes in Stockholders' Equity (Deficit) for             32
    the years ended December 31, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements                                           33
    Supplementary Data                                                                   68

    (2) Financial Statement Schedules

    Schedule II - Valuation and qualifying accounts for the years ended                  77
    December 31, 2003, 2002 and 2001 All other schedules have been omitted because they are not required or because the Information is presented in the Notes to Consolidated Financial Statements.

(B) Reports on Form 8-K in the Fourth Quarter

    On November 20, 2003 the Company filed an 8-K regarding the availability of certain data presented by one of its Executive Officers at the Lehman
    Brothers 2003 Merchant Banking Partners II Annual Meeting.

    On December 23, 2003, the Company filed an 8-K naming Thomas J. Fruechtel to the Board of Directors.

    On February 20, 2004, the Company filed an 8-K with its financial results and public release for the year ended December 31, 2003.

(C) Exhibits required by Item 601 of Regulation S-K:

    *2(a) Plan and Agreement of Merger among Blount International, Inc., HBC
    Transaction Subsidiary, Inc. and Blount, Inc., dated August 17, 1995 filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

    *2(b) Stock Purchase Agreement, dated November 4, 1997, by and among
    Blount, Inc., Hoffman Enclosures, Inc., Pentair, Inc., and
    Federal-Hoffman, Inc. which was filed as Exhibit No. 2 to the Form 8-K filed by Blount International, Inc. on November 19, 1997 (Commission File
    No. 001-11549).

    *2(c) Agreement and Plan of Merger and Recapitalization, dated as of April 18, 1999, between Blount International, Inc., and Red Dog
    Acquisition, Corp. (included as Appendix A to the Proxy
    Statement-Prospectus which forms a part of the Registration Statement) previously filed on July 15, 1999, by Blount International, Inc. (Reg.
    No. 333-82973).

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

    *4(d) Indenture between Blount, Inc., as issuer, Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., and CTR Manufacturing, Inc., as Guarantors, and United States Trust Company of New York, dated as of August 19, 1999, (including exhibits) which was filed as Exhibit 4.1 to the report on Form 10-Q for the third quarter ended September 30, 1999.

    *4(e) Registration Right Agreement by and among Blount, Inc., Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI. L.L.C., Blount Development Corp., Omark Properties, Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., CTR Manufacturing, Inc., and Lehman Brothers, Inc. dated as of August 19, 1999, filed as Exhibit 4.2 to the report on Form 10-Q for the third quarter ended September 30, 1999.

    *4(f) Registration Statement on Form S-4 (Reg. No. 333-92481) which respect to the 13% $325 million Senior Subordinated Notes of Blount, Inc. guaranteed by Blount International, Inc., including amendments and exhibits, effective on January 19, 2000.

    *4(g) Purchase Agreement between Blount International, Inc., and an affiliate of Lehman Brothers Merchant Banking Partners II, L.P. for sale of $20,000,000 of a convertible preferred equivalent security, together with warrants for common stock, as filed on Form 8-K on March 13, 2001.

    *4(h) Credit Agreement, dated as of May 15, 2003 among Blount, Inc., the other parties named therein as credit parties, the several banks and financial institutions or entities named therein as lenders, General Electric Capital Canada, Inc., as Canadian agent, and General Electric Capital Corporation, as agent and collateral agent, which was filed as
    Exhibit 99.2 to the report on Form 8-K filed by Blount International, Inc., on May 19, 2003.

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

    *10(p) Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

    *10(q) Amendment to Harold E. Layman Employment Agreement dated February 3, 2000, as filed as Exhibit 10(t) to the Report on Form 10-Q for the second quarter ended June 30, 2000.

    *10(r) Employment Agreement, effective as of August 15, 2000, between Blount International, Inc. and Dennis E. Eagan and filed as Exhibit 10(s) on Form 10K for the year ended December 31, 2001.

    *10(s) Supplemental Executive Retirement Plan between Blount, Inc. and Richard H. Irving, III, dated May 17, 2000 and filed as Exhibit 10(u) on Form 10K for the year ended December 31, 2001.

    *10(t) Amendment to Employment Agreement between Blount International, Inc. and Harold E. Layman dated July 2, 2002 and filed as Exhibit 10(v ) on Form 10Q for the quarter ended June 30, 2002.

    *10(u) 1999 Stock Incentive Plan and 2000 Stock Incentive Plan of Blount International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-913-90) exhibits, which became effective June 27, 2002.

    *10(v) Amendment to Employment Agreement between Blount Inc. and Kenneth
    O. Saito dated August 16, 2002, 2002.

    *10(w) Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated February 14, 2002.

    *10(x) Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated August 19, 2002.

    *10(y) Amendment to Employment Agreement between Blount International and Rodney W. Blankenship, dated February 14, 2002.

    *10(z) Amendment to Employment Agreement between Blount International and Rodney W. Blankenship dated July 2, 2002.

    *10(aa) Employment Agreement between Blount, Inc. and Kenneth O. Saito dated June 1, 1999.

    **10(bb) Amended and Restated Employment Agreement between Blount International, Inc. and James S. Osterman dated February 2, 2004.

    **10(cc) Amended and Restated Employment Agreement between Blount International, Inc. and Calvin E. Jenness dated March 1, 2004.

    **14 Code of Ethics for Covered Officers as approved by Audit Committee on February 2, 2004.

    21 A list of the significant subsidiaries of Blount International, Inc. included herein on page 78.

    23  Consent of Independent Accountants included herein on page 79.

    **31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer.

    **31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer.

    **32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer.

    **32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer.


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

Dated:  March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 10, 2004


/s/ Eliot M. Fried                          /s/ William A. Shutzer
Eliot M. Fried                              William A. Shutzer
Chairman of the Board and Director          Director


/s/ Harold E. Layman                        /s/ E. Daniel James
Harold E. Layman                            E. Daniel James
Director                                    Director


/s/ R. Eugene Cartledge                     /s/ Thomas J. Fruechtel
R. Eugene Cartledge                         Thomas J. Fruechtel
Director                                    Director


/s/ James S. Osterman
James S. Osterman
President and Chief Executive Officer
and Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


(Dollar amounts in millions)
----------------------------

Column A                          Column B        Column C        Column D (1)       Column E
------------                    ------------    ------------      ------------     ------------
                                                 Additions
                                                 ---------
                                 Balance at      Charged to                         Balance at
                                Beginning of      Cost and                            End of
Description                        Period         Expenses         Deductions         Period
------------                    ------------    ------------      ------------     ------------
Year Ended
December 31, 2003
-----------------
Allowance for doubtful
accounts receivable                $  4.3         $  0.6             $  1.9          $  3.0
                                   =======        =======            =======         =======

Allowance for valuation
of deferred tax assets             $  0.0         $ 48.6             $  0.0          $ 48.6
                                   =======        =======            =======         =======


Year Ended
December 31, 2002
-----------------
Allowance for doubtful
accounts receivable                $  3.5         $  1.5             $  0.7          $  4.3
                                   =======        =======            =======         =======

Year Ended
December 31, 2001
-----------------
Allowance for doubtful
accounts receivable                $  3.8         $  1.3             $  1.6          $  3.5
                                   =======        =======            =======         =======

(1) Principally amounts written-off less recoveries of amounts previously written-off.

EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


At December 31, 2003, consolidated, directly or indirectly, wholly-owned Significant Subsidiaries of Blount International, Inc. were as follows:


NAME OF                                    PLACE OF
SUBSIDIARY                                 INCORPORATION
----------                                 -------------

Blount, Inc.                               Delaware

Blount Holdings Ltd.                       Canada

Blount Canada Ltd.                         Canada

Frederick Manufacturing Corporation        Delaware

Blount Industrial LTDA                     Brazil

Blount Europe, S.A.                        Belgium


The names of particular subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a "Significant Subsidiary" as of December 31, 2003.

EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (File No. 333-92481) of Blount International, Inc. of our report dated February 20, 2004 relating to the financial statements and financial statement schedules which appears in this Form 10-K.



PricewaterhouseCoopers LLP

Portland, Oregon
March 3, 2004