Form 10-Q
period 2004-03-31
BLOUNT INTERNATIONAL INC
filed 2004-05-12
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

      (Mark one)

          {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

                                      OR

          { }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-11549
                                              ---------

                           BLOUNT INTERNATIONAL, INC.
   -------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

           Delaware                                       63-0780521
------------------------------                    ----------------------------
(State or other jurisdiction of                        (I.R.S  employer
 incorporation or organization)                      Identification  No.)

  4909 SE International Way
      Portland, Oregon                                     97222-4679
------------------------------                    ----------------------------
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

                           Yes  X                            No
                           ------                            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

                           Yes                               No  X
                           ------                            -----

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

              Class of Common Stock         Outstanding at March 31, 2004
              ---------------------         -----------------------------
                $ .01 Par Value                       30,883,103

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Consolidated Financial Information

   Item 1 - Consolidated Financial Statements

     Unaudited Consolidated Statements of Income -
        first quarter ended March 31, 2004 and 2003                 4

     Unaudited Consolidated Balance Sheets -
        March 31, 2004 and December 31, 2003                        5

     Unaudited Consolidated Statements of Cash Flows -
        first quarter ended March 31, 2004 and 2003                 6

     Unaudited Consolidated Statements of Changes in
        Stockholders' Equity (Deficit) - first quarter
        Ended March 31, 2004 and 2003                               7

     Notes to Unaudited Consolidated Financial Statements           8

   Item 2 - Management's Discussion and Analysis                   22

   Item 4 - Controls and Procedures                                27

Part II  Other Information

   Item 6 - Exhibits and Reports on Form 8-K                       27

Signature                                                          28

ITEM 1 - FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries


                                               First Quarter
                                               Ended March 31,
(Dollar amounts in millions,               ---------------------
except per share data)                        2004         2003
----------------------------------          --------    --------

Sales                                       $  165.6    $  122.9
Cost of sales                                  108.6        80.1
----------------------------------          --------    ---------
Gross profit                                    57.0        42.8
Selling, general and
  administrative expenses                       29.8        24.3
Restructuring expenses                                       0.2
----------------------------------          --------    ---------
Income from operations                          27.2        18.3
Interest expense                               (17.4)      (17.6)
Interest income                                              0.3
Other income (expense)                           0.1        (0.1)
----------------------------------          --------    ---------
Income before income taxes                       9.9         0.9
Provision for income taxes                       3.0         0.4
----------------------------------          --------    ---------
Net income                                  $    6.9    $    0.5
----------------------------------          ========    =========
Basic income per share                      $   0.22    $    0.02
----------------------------------          ========    =========
Diluted income per share                    $   0.21    $    0.01
----------------------------------          ========    =========

The accompanying notes are an integral part of these consolidated financial statements.



UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                             March 31,  December 31,
                                                            ----------  ------------
(Dollar amounts in millions, except share and
per share data)                                                2004           2003
-----------------------------------------------------        --------       --------
Assets
-----------------------------------------------------        --------       --------
Current assets:
  Cash and cash equivalents                                  $   18.4       $  35.2
  Accounts receivable, net of allowance for
    doubtful accounts of $3.1 and $3.0                           81.6          64.4
  Inventories                                                    73.9          67.7
  Other current assets                                           26.0          26.1
-----------------------------------------------------        --------       --------
    Total current assets                                        199.9         193.4
Property, plant and equipment, net of accumulated
  depreciation of $194.4 and $191.1                              91.7          92.0
Goodwill                                                         76.9          76.9
Other assets                                                     36.9          38.1
-----------------------------------------------------        --------       --------
Total Assets                                                 $  405.4       $ 400.4
-----------------------------------------------------        ========       ========
Liabilities and Stockholders' Equity (Deficit)
-----------------------------------------------------        --------       --------
Current liabilities:
  Notes payable and current maturities of
    long-term debt                                             $  7.3       $   6.6
  Accounts payable                                               36.7          29.7
  Accrued expenses                                               64.1          73.7
-----------------------------------------------------        --------       --------
    Total current liabilities                                   108.1         110.0
Long-term debt, exclusive of current maturities                 602.9         603.9
Deferred income taxes, exclusive of current portion               2.8           2.8
Other liabilities                                                81.9          81.0
-----------------------------------------------------        --------       --------
Total Liabilities                                               795.7         797.7
-----------------------------------------------------        --------       --------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share,
  100,000,000 shares authorized, 30,883,103 and
  30,827,738 outstanding                                          0.3           0.3
Capital in excess of par value of stock                         425.0         424.6
Accumulated deficit                                            (813.1)       (820.0)
Deferred Stock Compensation                                      (0.1)
Accumulated other comprehensive income                           (2.4)         (2.2)
-----------------------------------------------------        --------       --------
Total Stockholders' Deficit                                    (390.3)       (397.3)
-----------------------------------------------------        --------       --------
Total Liabilities and Stockholders' Equity (Deficit)         $  405.4       $ 400.4
-----------------------------------------------------        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                   First Quarter Ended March 31,
                                                   -----------------------------
(Dollar amounts in millions)                             2004           2003
---------------------------------------------------  -----------     ---------
Cash flows from operating activities:
Net income                                              $    6.9      $    0.5
Adjustments to reconcile net income to net cash
used by operating activities:
  Depreciation, amortization and other non-cash
    charges                                                  6.2           5.2
  Deferred income taxes                                                   (0.2)
  Loss on disposals of property, plant & equipment                         0.1
  Changes in assets and liabilities:
    Increase in accounts receivable                        (17.2)         (7.1)
    (Increase) decrease in inventories                      (6.2)          0.6
    Decrease in other assets                                 0.1           5.7
    Increase (decrease) in accounts payable                  7.0          (1.5)
    Decrease in accrued expenses                            (9.6)        (13.8)
    Increase in other liabilities                            0.7           1.3
---------------------------------------------------     --------       -------
  Net cash used by operating activities                    (12.1)         (9.2)
---------------------------------------------------     --------       -------
Cash flows from investing activities:
Payments related to sales of property, plant &
  equipment                                                               (0.5)
Purchases of property, plant & equipment                    (3.5)         (4.0)
---------------------------------------------------     --------       -------
  Net cash used in investing activities                     (3.5)         (4.5)
---------------------------------------------------     --------       -------
Cash flows from financing activities:
Reduction of debt                                           (1.3)         (0.8)
Exercise of stock options                                    0.2
Other financing activities                                  (0.1)
---------------------------------------------------     --------       -------
  Net cash used in financing activities                     (1.2)         (0.8)
---------------------------------------------------     --------       -------
Net decrease in cash and cash equivalents                  (16.8)        (14.5)
Cash and cash equivalents at beginning of period            35.2          26.4
---------------------------------------------------     --------       -------
Cash and cash equivalents at end of period              $   18.4       $  11.9
---------------------------------------------------     ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                       Accumu-
                                                                                       lated
                                                     Capital in             Deferred   Compre-
                                                     Excess of    Accum-    Stock      hensive
                                            Common   Par Value    ulated    Compen-    Other
(Dollar amounts in millions)                Stock    of Stock     Deficit   sation     Income     Total
--------------------------------------      ------   ----------   --------  --------   -------   --------
FIRST QUARTER ENDED MARCH 31, 2004
Balance December 31, 2003                   $  0.3   $    424.6   $ (820.0)            $  (2.2)   $(397.3)
Net income                                                             6.9                            6.9
Other comprehensive loss, net:
  Foreign currency translation adjustment                                                 (0.1)      (0.1)
  Unrealized losses                                                                       (0.1)      (0.1)
                                                                                                 --------
         Comprehensive income                                                                         6.7
Exercise of stock options                                   0.2                                       0.2
Deferred stock compensation                                 0.2                 (0.2)
Amortization of deferred stock compensation                                      0.1                  0.1
--------------------------------------      ------   ----------   --------  --------   -------   --------
Balance March 31, 2004                      $  0.3   $    425.0   $ (813.1)     (0.1)  $  (2.4)   $(390.3)
                                            ======   ==========   ========  ========   =======   ========

FIRST QUARTER ENDED MARCH 31, 2003:

Balance December 31, 2002                   $  0.3   $    424.3   $ (786.3)            $  (7.2)   $(368.9)
Net income                                                             0.5                            0.5
Other comprehensive income, net:
  Foreign currency translation adjustment                                                  0.1        0.1
                                                                                                 --------
        Comprehensive income                                                                          0.6
--------------------------------------      ------   ----------   --------  --------   -------   --------
Balance March 31, 2003                      $  0.3   $    424.3   $ (785.9)            $  (7.0)   $(368.3)
                                            ======   ==========   ========  ========   =======   ========


The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2004 and the results of operations and cash flows for the first quarter ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's internet home page is http://www.blount.com.


NOTE 2:
STOCK BASED COMPENSATION

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant less the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123". If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings and net earnings per share would have been as follows:

                                                        First Quarter
                                                       ended March 31,
(Dollars in millions,                                 ------------------
 except per share amounts)                              2004      2003
------------------------------------                  --------  --------
Net income, as reported                               $   6.9   $   0.5

Add: stock-based employee compensation cost,
net of tax, included in net income                        0.1

Deduct: total stock-based employee
compensation cost, net of tax, that would
have been included in net income
under fair value method                                  (0.3)     (0.4)
                                                      -------   -------
Proforma net income                                   $   6.7   $   0.1
                                                      =======   =======
Basic income per share
  As reported                                         $  0.22   $  0.02
  Pro forma                                              0.22      0.00
 Diluted income per share
  As reported                                            0.21      0.01
  Pro forma                                              0.21      0.00

NOTE 3:
RESTRUCTURING EXPENSES

In the first quarter of 2002, the Company incurred a restructuring charge related to the closure and relocation of the Company's headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and was subsequently adjusted to reflect transition expenses and a revision of estimates. In the fourth quarter of 2002, the Company recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between its plants within its Oregon Cutting Systems Group. In the first quarter of 2003, the Company reported an additional $0.2 million in restructuring expenses associated with this Oregon Cutting Systems Group relocation project for severance expenses affecting 19 hourly employees and 4 salaried employees. The following table summarizes expenses, adjustments and charges to the liabilities for each of the restructuring actions for the comparable periods ended March 31. Previous actions represent a 2001 plant closure, benefit modification and reduction in headcount. These expenses are included in accrued expenses.


                                                                    Restructuring Actions
                                         ------------------------------------------------------------------------------
                                           Previous          Corporate Office           Asset
                                            Actions             Relocation           Relocation               Total
                                         -------------         -------------        -------------         -------------
Balance at January 1, 2003                  $ 1.1                 $ 0.4                $ 1.4                 $ 2.9
Expense/Adjustments                                                                      0.2                   0.2
Charges against liability                    (0.1)                 (0.1)                                      (0.2)
                                         -------------         -------------        -------------         -------------
Balance at March 31, 2003                   $ 1.0                 $ 0.3                $ 1.6                 $ 2.9
                                         =============         =============        =============         =============

Balance at January 1, 2004                  $ 0.4                 $ 0.1                $ 0.3                 $ 0.8
Expense/Adjustments
Charges against liability                    (0.1)                                                            (0.1)
                                         -------------         -------------        -------------         -------------
Balance at March 31, 2004                   $ 0.3                 $ 0.1                $ 0.3                 $ 0.7
                                         =============         =============        =============         =============


NOTE 4:
INVENTORIES

Inventories consist of the following (in millions):

                                                  March 31,    December 31,
                                                    2004            2003
         ---------------------------------     ------------    ------------
         Finished goods                           $ 37.6          $ 34.8
         Work in process                            12.3            10.7
         Raw materials and supplies                 24.0            22.2
         ---------------------------------        ------          ------
           Total Inventories                      $ 73.9          $ 67.7
         ---------------------------------        ======          ======

NOTE 5:
SEGMENT INFORMATION

                                                     First quarter
                                                     ended March 31,
(Dollars in millions)                             --------------------
                                                    2004        2003
------------------------------------              ---------   --------
Sales:
   Outdoor Products                               $   102.1   $   85.2
   Industrial and Power Equipment                      54.0       29.9
   Lawnmower                                            9.6        7.9
   Elimination                                         (0.1)      (0.1)
------------------------------------              ---------   --------
   Total Sales                                    $   165.6   $  122.9
------------------------------------              =========   ========
Operating income (loss):
   Outdoor Products                               $    26.3   $   21.8
   Industrial and Power Equipment                       4.8
   Lawnmower                                           (0.2)      (0.7)
   Corporate expense/elimination                       (3.7)      (2.6)
   Restructure expense                                            (0.2)
-----------------------------------               ---------   --------
Income from operations                                 27.2       18.3
Interest expense                                      (17.4)     (17.6)
Interest income                                                    0.3
Other income (expense), net                             0.1       (0.1)
------------------------------------              ---------   --------
Income before income taxes                        $     9.9   $    0.9
------------------------------------              =========   ========


NOTE 6:
COMMITMENTS AND CONTINGENT LIABILITIES

In 2003 the Company signed a letter of intent on a parcel of land in The Peoples Republic of China in the amount of $1.0 million.

The Company provides guarantees and other commercial commitments summarized in the following table (in millions):


                                                           Total at
                                                       March 31, 2004
-------------------------------                      -----------------
Product Warranty                                          $  4.5
Letters of Credit Outstanding                                7.9
Third Party Financing Projections(1)                         4.0
Accounts Receivable Securitization(2)                        0.4
--------------------------------------------         -----------------
Total                                                     $ 16.8
============================================         =================

(1) Applicable to the third party financing agreements for customer equipment purchases of Dixon lawnmowers and FIED equipment.

(2) Included the guarantees of certain accounts receivable of Dixon's receivable to a third party financing company.

In addition to these amounts, Blount International, Inc. also guarantees certain debt of its subsidiaries (see Note 9 to the Consolidated Financial Statements).

Product warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance and new product performance. Should a change in trends occur in customer claims, an increase or decrease in the warranty liability may be necessary. Changes in the Company's warranty reserve for periods ended March 31, 2004 and 2003 are as follows (in millions):

                                                       Quarter Ended March 31
                                                     2004              2003

----------------------------------------           ---------         ---------
Balance as of December 31, 2003 and 2002            $ 4.1             $ 3.5
Accrued                                               1.3               1.0
Payments made (in cash or in-kind)                   (0.9)             (1.4)
----------------------------------------           ---------         ---------
Balance as of March 31, 2004 and 2003               $ 4.5             $ 3.1
========================================           =========         =========

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. It is estimated that this study will cost between $7 million and $10 million. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute to the costs of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof.

The Company has accrued $75,000 at December 31, 2003 and March 31, 2004 for the potential costs of any clean-up. The Company spent zero and $5,600 in the years ended December 31, 2003 and 2002 respectively to administer compliance in regards to the Pasco Site, which are primarily the cost of outside counsel to provide updates on the Site status.

In July 2001, the Company's former Federal Cartridge Company subsidiary ("Federal") received notice from the Region V Office of the United States Environmental Protection Agency ("EPA") that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal's Anoka, Minnesota ammunition manufacturing plant. The alleged violations include (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations and (iv) improper training of certain responsible personnel. The Company retained the liability for this matter under the terms of the sale of its Sporting Equipment Group ("SEG") segment (including Federal) to Alliant Techsystems, Inc., ("ATK") as discussed in Note 5 of the 2003 Annual Report on Form 10-K.

To the knowledge of the Company, Federal has corrected the alleged violations. The Company has tendered this matter for partial indemnification to a prior owner of Federal.

In March 2002, EPA served an Administrative Complaint and Compliance Order ("Complaint") on Federal. The Complaint proposes civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. In August 2002, Federal and the EPA filed cross motions for Accelerated Decision on both liability and penalties issues with the assigned Administrative Law Judge. On December 6, 2002 the Administrative Law Judge issued an Order Granting in Part and Denying in Part the EPA's Motion for Accelerated Decision and Denying Federal's Motion for Accelerated Decision ("Order"). The Order established that Federal is liable for $6,270 in civil penalties and stated the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. On January 28, 2003, EPA and Federal attended an administrative hearing on both liability and penalties issues not resolved by the Order. It is anticipated that the Administrative Law Judge will rule on both liability and penalty issues in the near future. At the current time the Company does not believe payment of the civil penalties sought by the EPA will have a materially adverse effect on its consolidated financial condition, operating results, or cash flows.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. As of April 28, 2004 the Company had not received the offer or explanation. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators during this time. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial condition, operating results, or cash flows.

On December 3, 2003, the Company's Oregon Cutting Systems facility in Milwaukie, Oregon underwent a Resource Conservation and Recover Act ("RCRA") hazardous waste management inspection by the Oregon Department of Environmental Quality ("DEQ").

On February 10, 2004, the Company received a Notice of Non-Compliance ("Notice") from DEQ listing several alleged violations of state and federal hazardous waste management regulations at the facility. None of the alleged violations concern a release or discharge of hazardous wastes or substances into the environment.

In response to the Notice, the Company has completed the corrective actions suggested by DEQ, has requested further clarification of some of the alleged violations and has denied most of the remaining alleged violations. Under applicable administrative procedures, the Company and DEQ will confer on these issues; however, after considering the Company's response, the DEQ may issue a Notice of Violation and, if so, the possibility for civil penalties exists. The Company does not believe payment of any such civil penalties that might potentially be incurred will have a materially adverse effect on its consolidated financial condition, operating results, or cash flows.

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


NOTE 7:
OTHER INFORMATION

During the quarter ended March 31, 2004 net tax payments of $1.5 million were made compared to a net tax refund of $4.1 million last year. The Company has settled its issues with the Internal Revenue Service through the 1998 fiscal year with no material adverse effect. The periods from fiscal 1999 through 2003 are still open for review. Interest paid during the quarter ended March 31, 2004 and 2003 was $22.8 million and $23.5 million, respectively.


NOTE 8:
EARNINGS PER SHARE DATA

For the first quarter ended March 31, 2004 and 2003, net income and shares used in the earnings per share ("EPS") computations were as follows:

                                            First quarter
                                           ended March 31,
(Dollars in millions,                  ------------------------
 except per share amounts)               2004           2003
------------------------------------   ----------    ----------
Net income, as reported                $   6.9          $ 0.5
------------------------------------   ==========    ==========
Shares:
   Basic EPS - weighted average        30,859,826    30,795,882
      common shares outstanding
   Dilutive effect of stock options     1,942,988     1,220,232
------------------------------------   ----------    ----------
   Diluted EPS - weighted average
       common shares outstanding       32,802,814    32,016,114
------------------------------------   ==========    ==========


NOTE 9:
CONSOLIDATING FINANCIAL INFORMATION

Blount, Inc., a wholly-owned subsidiary of the Company, has two registered debt securities that have different guarantees: 1) 7% Senior Notes due June 15, 2005, and 2) 13% Senior Subordinated Notes due August 1, 2009. The 7% Senior Notes are fully and unconditionally, jointly and severally, guaranteed by the Company. Holders have first priority interest in all the shares or other equity interest of all domestic subsidiaries and other entities, first priority mortgage on all principal domestic properties, and the pledge of 65% of outstanding shares of first tier foreign subsidiaries and other entities. These interests are held in parri passu, ratably, with the Company's secured lenders. The 13% Senior Subordinated Notes are unconditionally guaranteed by the Company and all of the Company's domestic subsidiaries ("guarantor subsidiaries"). All guarantor subsidiaries of the 13% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company. While the Company and all of the Company's domestic subsidiaries guarantee the 13% Senior Subordinated Notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee the 13% Senior Subordinated Notes. The following consolidating financial information sets forth condensed consolidating financial information, statements of operations and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (in millions).


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the First Quarter
Ended March 31, 2004

                                                  Blount                                 Non-
                                              International,  Blount,    Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              -------------- --------  ------------  ------------   ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  113.4     $    36.9    $    57.9      $  (42.6)     $  165.6
Cost of sales                                                    81.6          29.0         42.3         (44.3)        108.6
                                                             --------     ---------    ---------      --------      --------
Gross profit                                                     31.8           7.9         15.6           1.7          57.0
Selling, general and administrative expenses                     17.9           4.8          7.1                        29.8
                                                             --------     ---------    ---------      --------      --------
Income from operations                                           13.9           3.1          8.5           1.7          27.2
Interest expense                                $    (5.1)      (12.1)         (0.1)        (0.1)                      (17.4)
Interest income
Other income (expense), net                                       0.3                       (0.2)                        0.1
                                                ---------    --------     ---------    ---------      --------      --------
Income (loss) from continuing operations
  before income taxes                                (5.1)        2.1           3.0          8.2           1.7           9.9
Provision (benefit) for income taxes                                            0.1          2.9                         3.0
                                                ---------    --------     ---------    ---------      --------      --------

Income (loss) from continuing operations             (5.1)        2.1           2.9          5.3           1.7           6.9

Equity in earnings (losses) of
  affiliated companies, net                          12.0         9.8                                    (21.8)
                                                ---------    --------     ---------    ---------      --------      --------
Net income (loss)                               $     6.9    $   11.9     $     2.9    $     5.3      $  (20.1)     $    6.9
                                                =========    ========     =========    =========      ========      ========


For the First Quarter
Ended March 31, 2003


                                                  Blount                                 Non-
                                              International,  Blount,    Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              -------------- --------  ------------  ------------   ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $   80.8     $    28.8    $    47.8      $  (34.5)     $  122.9
Cost of sales                                                    56.0          22.8         35.5         (34.2)         80.1
                                                             --------     ---------    ---------      --------      --------
Gross profit                                                     24.8           6.0         12.3          (0.3)         42.8
Selling, general and administrative expenses                     13.9           4.5          5.9                        24.3
Restructuring expenses                                            0.2                                                    0.2
                                                             --------     ---------    ---------      --------      --------
Income from operations                                           10.7           1.5          6.4          (0.3)         18.3
Interest expense                                $    (5.0)      (12.5)         (0.1)                                   (17.6)
Interest income                                                   0.2                        0.1                         0.3
Other income (expense), net                                       0.1                       (0.2)                       (0.1)
                                                ---------    --------     ---------    ---------      --------      --------
Income (loss) before income taxes                    (5.0)       (1.5)          1.4          6.3          (0.3)          0.9
Provision (benefit) for income taxes                 (2.3)        0.2           0.6          1.9                         0.4
                                                ---------    --------     ---------    ---------      --------      --------
Income (loss) before earnings (losses)
  of affiliated companies                            (2.7)       (1.7)          0.8          4.4          (0.3)          0.5

Equity in earnings (losses) of
  affiliated companies, net                           3.2         4.9           0.2                       (8.3)
                                                ---------    --------     ---------    ---------      --------      --------
Net income (loss)                               $     0.5    $    3.2     $     1.0    $     4.4      $   (8.6)     $    0.5
                                                =========    ========     =========    =========      ========      ========

Ended March 31, 2003


                                                  Blount                                 Non-
                                              International,  Blount,    Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              -------------- --------  ------------  ------------   ------------  ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    1.0     $    (0.4)   $    17.8                    $   18.4
  Accounts receivable, net                                       41.1          18.7         21.8                        81.6
  Intercompany receivables                                      289.1          44.1         11.8      $ (345.0)
  Inventories                                                    31.2          22.2         20.5                        73.9
  Other current assets                                           24.0           0.5          1.7          (0.2)         26.0
                                                             --------     ---------    ---------      ---------     ---------
    Total current assets                                        386.4          85.1         73.6        (345.2)        199.9
Investments in affiliated companies             $   (19.8)      220.9                       (2.1)       (199.0)
Property, plant and equipment, net                               26.7          33.2         31.8                        91.7
Cost in excess of net assets of acquired
  businesses, net                                                39.7          30.6          6.6                        76.9
Other assets                                                     29.2           0.1          7.6                        36.9
                                                ---------    --------     ---------    ---------      ---------     ---------
    Total Assets                                $   (19.8)   $  702.9     $   149.0    $   117.5      $ (544.2)     $  405.4
                                                =========    ========     =========    =========      =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    6.3                  $     1.0                    $    7.3
Accounts payable                                                 22.0     $     7.0          7.7                        36.7
  Intercompany payables                         $   345.0                                             $ (345.0)
  Accrued expenses                                               43.3           9.8         11.2          (0.2)         64.1
                                                ---------    --------     ---------    ---------      --------      --------
    Total current liabilities                       345.0        71.6          16.8         19.9        (345.2)        108.1
Long-term debt, exclusive of current maturities      23.1       575.4                        4.4                       602.9
Deferred income taxes, exclusive of
  current portion                                                 0.4                        2.4                         2.8
Other liabilities                                     2.4        75.4           3.1          1.0                        81.9
                                                ---------    --------     ---------    ---------      --------      --------
    Total Liabilities                               370.5       722.8          19.9         27.7        (345.2)        795.7
                                                ---------    --------     ---------    ---------      --------      --------
Stockholders Equity (Deficit)                      (390.3)      (19.9)        129.1         89.8        (199.0)       (390.3)
                                                ---------    --------     ---------    ---------      --------      --------
Total Liabilities and
    Stockholders' Equity (Deficit)              $   (19.8)   $  702.9     $   149.0    $   117.5      $ (544.2)     $  405.4
                                                =========    ========     =========    =========      ========      ========

December 31, 2003


                                                  Blount                                 Non-
                                              International,  Blount,    Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              -------------- --------  ------------  ------------   ------------  ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   13.7     $    (0.6)   $    22.1                    $   35.2
  Accounts receivable, net                                       36.4          10.0         18.0                        64.4
  Intercompany receivables                                      289.7          37.6         10.6      $ (337.9)
  Inventories                                                    28.4          21.1         18.2                        67.7
  Other current assets                                           24.5           0.6          1.2          (0.2)         26.1
                                                             --------     ---------    ---------      --------      --------
    Total current assets                                        392.7          68.7         70.1        (338.1)        193.4
Investments in affiliated companies             $   (34.7)      201.0                        0.2        (166.5)
Property, plant and equipment, net                               27.6          33.5         30.9                        92.0
Cost in excess of net assets of acquired
  businesses, net                                                39.7          30.7          6.5                        76.9
Other assets                                                     33.0                        5.1                        38.1
                                                ---------    --------     ---------    ---------      --------      --------
    Total Assets                                $   (34.7)   $  694.0     $   132.9    $   112.8      $ (504.6)     $  400.4
                                                =========    ========     =========    =========      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                        $    5.6                  $     1.0                    $    6.6
Accounts payable                                                 17.0     $     5.8          6.9                        29.7
  Intercompany payables                         $   337.9                                             $ (337.9)
  Accrued expenses                                               54.0           8.1         11.8          (0.2)         73.7
                                                ---------    --------     ---------    ---------      --------      --------
    Total current liabilities                       337.9        76.6          13.9         19.7        (338.1)        110.0
Long-term debt, exclusive of current maturities      22.2       581.7                                                  603.9
Deferred income taxes, exclusive of
  current portion                                                 0.4                        2.4                         2.8
Other liabilities                                     2.6        70.0           2.9          5.5                        81.0
                                                ---------    --------     ---------    ---------      --------      --------
    Total Liabilities                               362.7       728.7          16.8         27.6        (338.1)        797.7
                                                ---------    --------     ---------    ---------      --------      --------
Stockholders Equity (Deficit)                      (397.4)      (34.7)        116.1         85.2        (166.5)       (397.3)
                                                ---------    --------     ---------    ---------      --------      --------
Total Liabilities and
    Stockholders' Equity (Deficit)              $   (34.7)   $  694.0     $   132.9    $   112.8      $ (504.6)     $  400.4
                                                =========    ========     =========    =========      ========      ========


For the First Quarter
Ended March 31, 2004

                                                  Blount                                 Non-
                                              International,  Blount,    Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              -------------- --------  ------------  ------------   ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                    $    (0.2)   $  (10.7)        $ 0.6    $    (1.8)                   $  (12.1)
                                                ---------    --------     ---------    ---------      ---------     --------
Purchases of property, plant and equipment                       (0.8)         (0.4)        (2.3)                       (3.5)
                                                ---------    --------     ---------    ---------      ---------     --------

Net cash (used in) investing activities                          (0.8)         (0.4)        (2.3)                       (3.5)
                                                ---------    --------     ---------    ---------      ---------     --------
Cash flows from financing activities:
Reduction of debt                                                (1.1)                      (0.2)                       (1.3)
Exercise of stock options                             0.2                                                                0.2
Other financing activities                                       (0.1)                                                  (0.1)
                                                ---------    --------     ---------    ---------      ---------     --------
Net cash provided by (used in) financing
  activities                                          0.2        (1.2)                      (0.2)                       (1.2)
                                                ---------    --------     ---------    ---------      ---------     --------
Net increase (decrease) in cash and cash
  equivalents                                                   (12.7)          0.2         (4.3)                      (16.8)
Cash and cash equivalents at beginning of period                 13.7          (0.6)        22.1                        35.2
                                                ---------    --------     ---------    ---------      ---------     --------
Cash and cash equivalents at end of period      $     0.0    $    1.0     $    (0.4)   $    17.8                    $   18.4
                                                ---------    --------     ---------    ---------      ---------     --------

For the First Quarter
Ended March 31, 2003

                                                  Blount                                 Non-
                                              International,  Blount,    Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------------  -------  ------------  ------------   ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                    $    (1.9)   $   (7.0)    $     0.3    $    (0.6)                   $   (9.2)
                                                ---------    ---------    ---------    ---------      ---------     --------
Cash flows from investing activities:
(Payments for) proceeds from sales of property,
 plant and equipment                                             (0.5)                                                  (0.5)
Purchases of property, plant and equipment                       (3.2)         (0.1)        (0.7)                       (4.0)
                                                ---------    --------     ---------    ---------      ---------     --------

Net cash (used in) investing activities                          (3.7)         (0.1)        (0.7)                       (4.5)
                                                ---------    --------     ---------    ---------      ---------     --------
Cash flows from financing activities:
Reduction of debt                                                (0.8)                                                  (0.8)
Advances from (to) affiliated companies               1.9        (1.5)         (0.4)
                                                ---------    --------     ---------    ---------      ---------     --------
Net cash provided by (used in) financing
  activities                                          1.9        (2.3)         (0.4)         0.0                        (0.8)
                                                ---------    --------     ---------    ---------      ---------     --------
Net increase (decrease) in cash and cash
  equivalents                                                   (13.0)         (0.2)        (1.3)                      (14.5)
Cash and cash equivalents at beginning of period                 16.3          (0.1)        10.2                        26.4
                                                ---------    --------     ---------    ---------      ---------     --------
Cash and cash equivalents at end of period      $     0.0    $    3.3     $    (0.3)   $     8.9                    $   11.9
                                                ---------    --------     ---------    ---------      ---------     --------

NOTE 10:
DEBT AND FINANCING AGREEMENTS

On January 31, 2001, the Company amended the terms of its credit facilities related to $400 million in term loans and $100 million in revolving credit facility. The amendment was entered into, in part, to avoid a possible default under the covenants for the leverage and interest coverage ratios of the credit facilities. The amendment eased the financial covenants through March 31, 2002, increased the interest rate on outstanding amounts under the credit facilities until more favorable financial ratios were achieved, and required an amendment fee. The amendment also required an infusion of $20 million in the form of equity capital or mezzanine financing. On March 2, 2001, an affiliate of Lehman Brothers, Inc., the Company's principal stockholder, invested $20 million in the Company in exchange for a convertible preferred equivalent security, together with warrants for 1,000,000 shares of the Company's common stock (or approximately 3% of the outstanding shares of common stock of the Company) that are exercisable immediately at a price of $0.01 per share. The convertible preferred equivalent security can be converted into convertible preferred stock at the option of the holder as a result of the Company's stockholders passing an amendment to the Certificate of Incorporation authorizing the issuance of a class, or classes, of preferred stock at the Annual Meeting of Stockholders held on April 19, 2001. The Company has recorded the fair value of the warrants at $7 million as a credit to additional paid-in capital and a debt discount to the $20 million security.

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of the Sporting Equipment Group, the Company and its lenders amended the covenants; as a result, the Company was in compliance with all debt covenants as of and for the years ended December 31, 2002 and 2003 and the first quarter ended March 31, 2004.

On May 15, 2003 the Company entered into a new senior credit facility replacing the previous credit facility. The new credit facility consists of a $67.0 million revolving credit facility, a Term A loan of up to $38.0 million and a Term B loan of up to $85.0 million. These loans are collateralized by certain Company assets, some of which are held in trust in parri passu, ratably, with the Company's 7% Senior Notes. The new credit facility is subject to certain reporting and financial covenant compliance requirements. Specifically, the Company must meet minimum EBITDA thresholds and maintain a certain fixed coverage ratio, which is defined as EBITDA divided by the sum of cash interest paid, capital spending, cash income taxes paid and scheduled debt repayments. The Company was in compliance with these covenants as of March 31, 2004.

Long-term debt at March 31, 2004 and December 31, 2003 consisted of the following:

                                        March 31,         December 31,
(Dollars in millions)                     2004                2003
---------------------------------   ----------------    ------------------
13% Senior subordinated notes           $    323.2          $  323.2
7% Senior notes                              149.7             149.7
Term loans                                   114.2             115.5
Revolving credit facility
12% preferred equivalent security             23.1              22.1
---------------------------------   ----------------    ------------------
Total Debt                                   610.2             610.5
Less current maturities                       (7.3)             (6.6)
---------------------------------   ----------------    ------------------
Total long-term debt                    $    602.9          $  603.9
---------------------------------   ================    ==================

NOTE 11:
GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets is prohibited. Also, SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization. For additional information on the impact to the Company of the adoption of SFAS No. 142, see Note 4 to the 2003 Annual Report on Form 10-K .


NOTE 12:
PENSION AND POST-RETIREMENT BENEFIT PLANS

A summary of the components of net periodic pension cost, a noncash item, for the quarter ended March 31 is as follows:

                                                                      Other
                                                  Pension        Post-retirement
                                                  Benefits           Benefits
                                            -----------------   ----------------
(Dollar amounts in millions)                  2004     2003       2004      2003
------------------------------------------  -------- --------   --------  ------
Components of net periodic benefit cost:
Service cost                               $  1.2    $  1.2     $  0.1    $  0.1
Interest cost                                 2.1       2.1        0.5       0.5
Expected return on plan assets               (1.8)     (1.6)
Amortization of prior service cost            0.1       0.1
Amortization of net (gain) loss               0.5       0.6        0.2       0.2
------------------------------------------  -------- --------   --------  ------
Total net periodic benefit cost            $  2.1    $  2.4     $  0.8    $  0.8
------------------------------------------  -------- --------   --------  ------

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute approximately $14 million to its domestic pension plan in 2004. The Company does not expect to make any contributions to its other post retirement benefit plans during 2004. As of March 31, 2004, $0.6 million in contributions have been made and an additional $13.4 million is expected to be made by December 31, 2004.


NOTE 13:
NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs")created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to public enterprises in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation on January 1, 2004 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the effect of the adoption of SFAS No. 150 and believes that it has not had a material impact on its financial statements.

In 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised) except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Results for the first quarter ended March 31, 2004 showed year-over-year increases of $42.7 million, or 35%, in sales, and $6.4 million ($0.20 per share) in net income.

Sales for the first quarter of 2004 were $165.6 million, compared to $122.9 million for the same period last year. The increase included improvement of 20% or more in all segments and was highlighted by the Industrial and Power Equipment segment which had a year over year increase of $24.1 million, or 81%. Overall, these increases were due primarily to higher volume caused by improvements in economic conditions and the weaker US Dollar. This weaker US Dollar trend makes the Company's products more competitive in foreign markets, and the year over year estimated effect of translating foreign currency sales was estimated to have yielded $2.8 million in additional sales revenue from last year's first quarter.

Income from operations for the first quarter of 2004 was $27.2 million compared to $18.3 million for the same period last year. This $8.9 million, or 49% increase, reflected a $14.2 million increase in gross profit, driven by higher sales volume, partially offset by higher selling, general and administration expense ("SG&A"). Total SG&A expense in the first quarter of 2004 was $29.8 million compared to $24.3 million reported in 2003. This increase of $5.5 million, or 23%, is largely attributable to business growth and included $1.0 million due to the weaker US Dollar. Restructuring expense of $0.2 million was incurred in the first quarter of 2003 for severance associated with the relocation of a production process within the Outdoor Products segment.

Net income for the first quarter of 2004 was $6.9 million, or $0.21 per diluted share, compared to net income of $0.5 million, or $0.01 per diluted share, for the same period in 2003. The change in net income was primarily due to higher income from operations of $8.9 million, offset by higher income tax expense of $2.6 million. The higher tax expense was due primarily to the higher pretax income, but offset partially by a lower effective tax rate, 30% compared to 44% last year.

SEGMENT RESULTS

The Company identifies operating segments based on management responsibility. The Company has three reportable segments: Outdoor Products, Industrial and Power Equipment and Lawnmower. Outdoor Products manufactures and markets chain, bars, sprockets, and accessories for chainsaw use, concrete cutting equipment, and lawnmower blades and accessories for outdoor care. Industrial and Power Equipment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotation bearings and mechanical power transmission units. The Lawnmower segment manufactures and markets riding lawnmowers and related accessories.

Sales for the Outdoor Products segment in the first quarter of 2004 were $102.1 million compared to $85.2 million in 2002, a 20% increase. This increase was driven by stronger demand across all product lines and major geographical markets and in both original equipment manufacturer ("OEM") and replacement channels. A weaker US Dollar contributed to this increase and the effect of translating foreign currency sales has been estimated to be $2.8 million.

Operating profit increased to $26.3 million from $21.8 million in the first quarter of 2003. The increase was the result of an increase in gross profit, offset, in part, by higher SG&A costs. Gross profit increased to $43.6 million from $35.8 million due to higher sales volume and the net favorable effect in currency rates of $1.0 million. SG&A increased to $17.3 million from $13.9 million in 2003, largely attributable to business growth, but including $1.0 million due to the unfavorable effect of the weaker US Dollar on expenses in foreign locations.

Sales of the Company's Industrial and Power Equipment segment in the first quarter of 2004 were $54.0 million compared to $29.9 million in 2003. The $24.1 million, or 81%, increase reflected improved product demand across all brands and products, including $11.0 million under the Timberking brand that was introduced in the second half of 2003, in conjunction with the Company's alliance with Caterpillar, and some improvement in unit prices.

The segment's operating income in the first quarter of 2004 was $4.8 million compared to breakeven last year. This increase was driven by growth in sales, offset partially by higher SG&A due primarily to the 30% increase in selling expense.

Sales for the Lawnmower segment in the first quarter of 2004 were $9.6 million compared to $7.9 million last year, a 22% increase. The increase in sales is due primarily to a 21% increase in unit volume supported by the new RAM product line of mowers, Dixon's first all-steel bodied residential mower introduced late last year, which accounted for 53% of the sales in the first quarter of 2004. Year-over-year unit prices are up 8% as well, due primarily to stronger mix.

The segment's operating loss for the first quarter was $0.2 million compared to an operating loss of $0.7 million for the same period in 2003. The increase in profitability is due primarily to the increase in sales volume.

Corporate office expense was $3.7 million for the first quarter compared to $2.6 million in 2003. The $1.1 million increase includes $0.3 million for severance expense and $0.6 million for professional services.

The Company's total backlog increased to $124.4 million at March 31, 2004 from $119.3 million at December 31, 2003 and from $61.1 million at March 31, 2003 as follows (in millions):

                                                        Backlog
                                        ----------------------------------------
                                          March 31,  December 31,    March 31,
                                            2004         2003          2003
------------------------------------    ------------  ------------  ------------
Outdoor Products                            $  73.0     $  66.7       $ 51.2
Industrial and Power Equipment                 49.5        47.7          9.4
Lawnmower                                       1.9         4.9          0.5
------------------------------------        -------     -------       ------
     Total segment backlog                  $ 124.4     $ 119.3       $ 61.1
------------------------------------        =======     =======       ======

Backlog for the Outdoor Products segment has shown continued increases over the past two years due to improved customer inventory positions and product demand. It should be noted, however, that during significant increases in demand for chain saw product, the backlog may be somewhat overstated as some customers place duplicate orders to ensure order fulfillment. The Lawnmower segment's backlog is typically lower at this time of the year, but the increase over last year reflects improvement in product demand from a year ago. The Industrial and Power Equipment segment backlog has increased over $40 million, as compared to March 31, 2003, largely due to a new program encouraging dealers to order with greater lead time, the initiation of Timberking orders associated with the Caterpillar joint marketing arrangement, that commenced in 2003, and an overall improvement in product demand.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, as a result of the 1999 merger and recapitalization transactions, the Company had significant amounts of debt, with interest payments on the notes and interest and principal payments under the credit facilities representing significant obligations for the Company. Total debt at March 31, 2004 was $610.2 million compared with total debt at December 31, 2003 of $610.5 million. (See Note 10 of Notes to the Consolidated Financial Statements.)

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

The Company intends to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations and from the revolving credit facility. Furthermore, the Company expects these resources will be sufficient to cover any additional increases in working capital and capital expenditures.

The revolving credit facility has availability of up to $67.0 million. Total availability is adjusted for borrowing base calculations, outstanding letters of credit issued under the facility, and minimum fixed charge coverage ratio. The adjusted availability at March 31, 2004 was $48.0 million compared to $43.8 million at December 31, 2003. There were no amounts drawn on the revolving credit facility as of March 31, 2004 or December 31, 2003.

Cash balances at March 31, 2004 were $18.4 million compared to $35.2 million at December 31, 2003. The decline in cash balance in the first quarter of 2004 of $16.8 million was due primarily to working capital requirements compared to a decline of $14.5 million for the same period in 2003.

Cash used for operating activities in the first quarter of 2004 was $12.1 million compared to $9.2 million for the same period in 2003. The $2.9 million increase in cash usage reflects the net increase in working capital due to the growth in business activity and reduction in tax refunds, partially offset by higher net income and non-cash charges.

Accounts receivable at March 31, 2004 and December 31, 2003 and sales by segment for the first quarter of 2004 compared to the fourth quarter of 2003 were as follows:

                                          March 31,  December 31,   Increase
(Dollars in millions)                       2004          2003      (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                         $  57.7      $  42.6      $  15.1
  Industrial and Power Equipment              20.0         19.1          0.9
  Lawnmower                                    3.9          2.9          1.0
------------------------------------       -------      -------      -------
     Total segment receivables             $  81.6      $  64.6      $  17.0
------------------------------------       =======      =======      =======


                                                    Quarter Ended
                                         March 31,    December 31,   Increase
                                           2004          2003        (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                         $ 102.1      $  93.2      $   8.9
  Industrial and Power Equipment              54.0         56.8         (2.8)
  Lawnmower                                    9.6          9.3          0.3
  Elimination                                 (0.1)        (0.1)
------------------------------------       -------      -------      -------
     Total segment sales                   $ 165.6      $ 159.2      $   6.4
------------------------------------       =======      =======      =======

The $17.0 million increase in segment accounts receivable from December 31, 2003 is somewhat disproportionate with the growth in sales. This is partially due to the timing of first quarter sales activity which was particularly strong in the later half of the quarter resulting in ending balances that are higher than normal.

Net cash used for investing activities for the first quarter of 2004 was $3.5 million compared to $4.5 million for the same period of 2003. Purchases for property, plant and equipment during this period of 2004 were $3.5 million compared to $4.0 million for the same period last year. Last year's results also included $0.5 million for payments associated with the 2002 sale of an office building in Montgomery, Alabama.

Cash used in financing activities for the first quarter of 2004 was $1.2 million compared to usage of $0.8 million for the same period last year. The current year results include $1.3 million reduction in scheduled payments on long term debt, partially offset by $0.2 million capital contribution from the exercise of stock options. The results for the first quarter of 2003 are due entirely to the scheduled payments on long term debt.

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute approximately $14 million to its domestic pension plan in 2004. The Company does not expect to make any contributions to its other post retirement benefit plans during 2004. As of March 31, 2004, $0.6 million in contributions have been made and an additional $13.4 million is expected to be made by December 31, 2004.

On April 26, 2004, the Company filed a Form S-1 regarding a potential offering of debt or equity securities, or a combination of both.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs")created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to public enterprises in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation on January 1, 2004 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the effect of the adoption of SFAS No. 150 and believes that it has not had a material impact on its financial statements.

In 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised), except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.


FORWARD LOOKING STATEMENTS

Forward-looking statements in this release, including without limitation the Company's "expectations," "beliefs," "indications," "estimates," and their variants, as defined by the Private Securities Litigation Reform Law of 1995, involve certain risks and actual results subsequent to the date of this quarterly report may differ materially.


ITEM 4 - CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II Other Information

Item 6(a) Exhibits


** 31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer for the quarter ended March 31, 2004.

** 31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended March 31, 2004.

** 32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer for the quarter ended March 31, 2004.

** 32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended March 31, 2004.

Item 6(b)  Reports on Form 8-K

           On March 22, 2004, the Company filed a Form 8-K regarding the availability of certain data presented by one of its executive officers at the Lehman Brothers 2004 High Yield Bond and Syndicated Loan Conference in Orlando, Florida on March 22, 2004.

           On May 6, 2004, the Company filed its financial results and public release for the first quarter 2004 as a report pursuant to Form 8-K.


** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  May 12, 2004                             /s/ Calvin E. Jenness
                                        ---------------------------------------
                                                  Calvin E. Jenness

                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer