Form 10-Q/A
period 2003-06-30
BLOUNT INTERNATIONAL INC
filed 2004-07-13
CIK 1001606

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------
                                  FORM 10-Q/A
                                AMENDMENT NO. 1
-------------------------------------------------------------------------------

         |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2003
                                      OR
         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------------------------------
                       Commission File Number: 001-11549
                          BLOUNT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------
        Delaware
  (State or other jurisdiction of                      63-0780521
   incorporation or organization)         (I.R.S. Employer Identification No.)

     4909 SE International Way                         97222-4679
         Portland, Oregon                              (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including
              area code:                             (503) 653-8881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |x|

The total number of shares of the registrant's common stock, $.01 par value, outstanding on June 30, 2003, was 30,814,073.

-------------------------------------------------------------------------------

                          BLOUNT INTERNATIONAL, INC.

                                  FORM 10-Q/A

-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Commission on August 14, 2003 is being filed solely for the purpose of filing certifications in respect of Section 302 of the Sarbanes-Oxley Act as Exhibits 99.1 and 99.2 thereto. The certifications previously filed with such Quarterly Report following the signatures thereto shall be deemed replaced and superceded in their entirety by Exhibits 99.1 and 99.2 filed herewith. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.


                               TABLE OF CONTENTS

                                    PART II

ITEM 6(a).  Exhibits and Reports on Form 8-K                         page 2


Signature                                                            page 3
---------

Certifications                                                    pages 4 & 5
--------------

ITEM 6(a)  Exhibits:

           EXHIBIT      DESCRIPTION
           NUMBER

            99.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer, for the quarter ended June 30, 2003.

            99.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer, for the quarter ended June 30, 2003.

                         EXHIBIT INDEX
          EXHIBITS

            99.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer, for the quarter ended June 30, 2003.

            99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer, for the quarter ended June 30, 2003.
-------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereto duly authorized.

                                          BLOUNT INTERNATIONAL, INC.
                                          Registrant


                                          /s/ Calvin E. Jenness
                                          ---------------------------------
                                          Calvin E. Jenness
Dated:  July 13, 2004                     Senior Vice President, Chief
                                          Financial Officer, and Treasurer

-------------------------------------------------------------------------------