Form 10-Q/A
period 2003-09-30
BLOUNT INTERNATIONAL INC
filed 2004-07-13
CIK 1001606

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------
                                  FORM 10-Q/A
                                AMENDMENT NO. 1
-------------------------------------------------------------------------------

          |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003
                                      OR
         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------------------------------
                       Commission File Number: 001-11549
                          BLOUNT INTERNATIONAL, INC.
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

The total number of shares of the registrant's common stock, $.01 par value, outstanding on September 30, 2003, was 30,814,073.

-------------------------------------------------------------------------------

                          BLOUNT INTERNATIONAL, INC.

                                  FORM 10-Q/A

-------------------------------------------------------------------------------

                               Explanatory Note

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Commission on November 13, 2003, is being filed solely for the purpose of filing certifications in respect of Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 thereto. The certifications previously filed with such Quarterly Report following the signatures thereto shall be deemed replaced and superceded in their entirety by Exhibits 31.1 and 31.2 filed herewith. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.



                               TABLE OF CONTENTS

                                    PART II

ITEM 6(a).  Exhibits and Reports on Form 8-K                      page 2

Signature                                                         page 3

Certifications                                                    pages 4 & 5


ITEM 6(a)   Exhibits:

          EXHIBIT          DESCRIPTION
          NUMBER

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer, for the quarter ended September 30, 2003.

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer, for the quarter ended September 30, 2003.


                   EXHIBIT INDEX
EXHIBITS

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer, for the quarter ended September 30, 2003.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer, for the quarter ended September 30, 2003.

-------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereto duly authorized.

                                          BLOUNT INTERNATIONAL, INC.
                                          Registrant


                                          /s/    Calvin E. Jenness
                                          --------------------------------
                                          Calvin E. Jenness
Dated:  July 13, 2004                     Senior Vice President, Chief
                                          Financial Officer, and Treasurer


-------------------------------------------------------------------------------