Form 10-Q/A
period 2004-03-31
BLOUNT INTERNATIONAL INC
filed 2004-07-13
CIK 1001606

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes | |   No |x|


The total number of shares of the registrant's common stock, $.01 par value, outstanding on March 31, 2004, was 30,883,103.

-------------------------------------------------------------------------------
                           BLOUNT INTERNATIONAL INC.

                                  FORM 10-Q/A
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Commission on May 12, 2004, is being filed solely for the purpose of filing certifications in respect of Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 thereto. The certifications previously filed with such Quarterly Report following the signatures thereto shall be deemed replaced and superceded in their entirety by Exhibits 31.1 and 31.2 filed herewith. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.



                               TABLE OF CONTENTS

                                    PART II

ITEM 6(a). Exhibits and Reports on Form 8-K                        page 2
-------------------------------------------

Signature                                                          page 3
---------

Certifications                                                     pages 4 & 5
--------------

     ITEM 6(a)     Exhibits:

                   EXHIBIT       DESCRIPTION
                   NUMBER

                   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer, for the quarter ended March 31, 2004.

                   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer, for the quarter ended March 31, 2004.



                                 EXHIBIT INDEX

EXHIBITS

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer, for the quarter ended March 31, 2004.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer, for the quarter ended March 31, 2004.
-------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereto duly authorized.

                                          BLOUNT INTERNATIONAL, INC.
                                          Registrant

                                          /s/ Calvin E. Jenness
                                          -----------------------------------
                                          Calvin E. Jenness
Dated: July 13, 2004                      Senior Vice President, Chief
                                          Financial Officer, and Treasurer