Form 10-Q/A
period 2003-06-30
BLOUNT INTERNATIONAL INC
filed 2004-08-02
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                               AMENDMENT NO. 2

      (Mark one)

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES


EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as originally filed with the Commission on August 14, 2003 and as first amended on July 13, 2004, is being filed solely for the purpose of filing certifications in respect of
Section 302 of the Sarbanes-Oxley Act.

This Form 10-Q/A continues to speak as of the date that the initial Form 10-Q was filed with the SEC, and we have not updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-Q.


INDEX

Part I   Financial Information

   Item 1 - Financial Statements                                  Page No.
                                                                ------------

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


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  July 30, 2004                           /s/ Calvin E. Jenness
                                        ---------------------------------------
                                                 Calvin E. Jenness

                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer