Form 10-Q/A
period 2003-09-30
BLOUNT INTERNATIONAL INC
filed 2004-08-02
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q/A
                               AMENDMENT NO. 2

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES


EXPLANATORY NOTE

            This Amendment No. 2 on Form 10-Q to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, as originally filed with the Commission on November 13, 2003 and as first amended on July 13, 2004, is being filed solely for the purpose of filing certifications in respect of Section 302 of the Sarbanes-Oxley Act.

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