Form 10-Q/A
period 2004-03-31
BLOUNT INTERNATIONAL INC
filed 2004-08-02
CIK 1001606

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

     Explanatory Note

     This Amendment No. 2 on Form 10-Q to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as originally filed with the Commission on May 12, 2004 and as first amended on July 13, 2004, is being filed solely for the purpose of filing certifications in respect of
Section 302 of the Sarbanes-Oxley Act.

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