Form 10-Q
period 2004-06-30
BLOUNT INTERNATIONAL INC
filed 2004-08-13
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

                                      OR

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                       Commission file number 001-11549
                                              ---------

                          BLOUNT INTERNATIONAL, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                  63 0780521
    (State or other jurisdiction of                   (I.R.S. employer
     Incorporation or organization)                  Identification No.)

       4909 SE International Way                          97222-4679
           Portland, Oregon                               (Zip Code)
(Address of principal executive offices)

                         (503) 653-8881 (Registrant's
                    telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
    Common Stock, $.01 par value                  New York Stock Exchange
    ----------------------------                  -----------------------

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

               Yes [X]                                     No [ ]
                                                           ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

               Yes [ ]                                     No [X]
               -------                                     ------

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

           Class of Common Stock              Outstanding at June 30, 2004
           ---------------------              ----------------------------
              $ .01 Par Value                           30,954,948

                  BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
Part I   Consolidated Financial Information

   Item 1 - Consolidated Financial Statements

     Unaudited Consolidated Statements of Income
        Three and six months ended June 30, 2004 and 2003                    3

     Unaudited Consolidated Balance Sheets
        June 30, 2004 and December 31, 2003                                  4

     Unaudited Consolidated Statements of Cash Flows
        Six months ended June 30, 2004 and 2003                              5

     Unaudited Consolidated Statements of Changes in
        Stockholders' Equity (Deficit) - three and six months
        ended June 30, 2004 and 2003                                         6

     Notes to Unaudited Consolidated Financial Statements                    7

   Item 2 - Management's Discussion and Analysis                            22

   Item 4 - Controls and Procedures                                         30

Part II  Other Information

   Item 6 - Exhibits and Reports on Form 8-K                                31

Signature                                                                   32

ITEM 1 - FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries


                                                           Three months                           Six months
                                                          ended June 30,                        ended June 30,
                                                -----------------------------------    ---------------------------------
(Dollar amounts in millions, except per
share data)                                          2004                2003               2004               2003
-------------------------------------------     ---------------      --------------    ----------------    -------------

Sales                                                $ 169.2             $ 131.2            $ 334.8          $ 254.1
Cost of sales                                          110.9                86.5              219.5            166.6
-------------------------------------------     ---------------      --------------    ----------------    -------------
Gross profit                                            58.3                44.7              115.3             87.5
Selling, general and administrative
expenses                                                29.8                25.4               59.6             49.7
Restructuring expenses                                                                                           0.2
-------------------------------------------     ---------------      --------------    ----------------    -------------
Operating income                                        28.5                19.3               55.7             37.6

Interest expense                                       (17.2)              (17.7)             (34.6)           (35.3)
Interest income                                          0.2                 0.2                0.2              0.5
Other income (expense)                                  (0.1)               (3.0)                               (3.1)
-------------------------------------------     ---------------      --------------    ----------------    -------------
Income (loss) before income taxes                       11.4                (1.2)              21.3             (0.3)
Provision (benefit) for income taxes                     3.4                (0.5)               6.4             (0.1)
-------------------------------------------     ---------------      --------------    ----------------    -------------
Net income (loss)                                    $   8.0             $  (0.7)           $  14.9          $  (0.2)
-------------------------------------------     ===============      ==============    ================    =============

Basic income (loss) per share                         $  0.26             $ (0.02)          $   0.48          $ (0.01)

Diluted income (loss) per share                       $  0.24             $ (0.02)          $   0.45          $ (0.01)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                           June 30,    December 31,
                                                                             2004          2003
                                                                         ------------  ------------

Assets
---------------------------------------------------------------------

Current assets:
Cash and cash equivalents                                                  $   36.7        $   35.2
Accounts receivable, net of allowance for doubtful accounts of $2.8
   and $3.0 respectively                                                       73.9            64.4
Inventories                                                                    78.3            67.7
Other current assets                                                           25.3            26.1
---------------------------------------------------------------------    ------------  ------------
   Total current assets                                                       214.2           193.4
Property, plant and equipment, net of accumulated depreciation of
   $197.4 and $191.1 respectively                                              92.9            92.0
Goodwill                                                                       76.9            76.9
Other assets                                                                   36.4            38.1
---------------------------------------------------------------------    ------------  ------------
Total Assets                                                               $  420.4        $  400.4
---------------------------------------------------------------------    ============  ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt                     $  158.0        $    6.6
Accounts payable                                                               33.2            29.7
Accrued expenses                                                               78.2            73.7
Current deferred income taxes                                                   0.1
---------------------------------------------------------------------    ------------  ------------
   Total current liabilities                                                  269.5           110.0
Long-term debt, exclusive of current maturities                               449.6           603.9
Deferred income taxes, exclusive of current portion                             2.7             2.8
Other liabilities                                                              81.0            81.0
---------------------------------------------------------------------    ------------  ------------
Total Liabilities                                                             802.8           797.7
---------------------------------------------------------------------    ------------  ------------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
   authorized, 30,954,948 and 30,827,738 outstanding                            0.3             0.3
Capital in excess of par value of stock                                       425.3           424.6
Accumulated deficit                                                          (805.1)         (820.0)
Deferred stock compensation                                                    (0.1)
Accumulated other comprehensive income                                         (2.8)           (2.2)
---------------------------------------------------------------------    ------------  ------------
Total Stockholders' Deficit                                                  (382.4)         (397.3)
---------------------------------------------------------------------    ------------  ------------
Total Liabilities and Stockholders' Equity (Deficit)                         $420.4          $400.4
---------------------------------------------------------------------    ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                       Six months ended June 30,
                                                       -------------------------
(Dollar amounts in millions)                               2004         2003
------------------------------------------------------ ------------  -----------
Cash flows from operating activities:
Net income (loss)                                         $  14.9      $  (0.2)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Early extinguishment of debt                                             2.8
  Depreciation, amortization and other non-cash charges      12.2         10.5
  Deferred income taxes                                      (0.1)         0.5
  Loss on disposals of property, plant & equipment                         0.2
  Changes in assets and liabilities:
   (Increase) in accounts receivable                         (9.5)        (0.2)
   (Increase) decrease in inventories                       (10.6)         0.5
   (Increase) decrease in other assets                       (0.1)        24.1
   Increase (decrease) in accounts payable                    4.5         (2.7)
   Increase (decrease) in accrued expenses                    4.4         (5.5)
   Increase (decrease) in other liabilities                  (0.3)         2.8
------------------------------------------------------ ------------  -----------
  Net cash provided by operating activities                  15.4         32.8
------------------------------------------------------ ------------  -----------
Cash flows from investing activities:
Payments related to sales of property, plant &
   equipment                                                              (0.4)
Purchases of property, plant & equipment                     (8.4)        (6.8)
------------------------------------------------------ ------------  -----------
  Net cash used in investing activities                      (8.4)        (7.2)
------------------------------------------------------ ------------  -----------
Cash flows from financing activities:
Issuance of long-term debt                                               118.0
Reduction of debt                                            (4.9)      (135.8)
Exercise of stock options                                     0.5          0.2
Other financing activities                                   (1.1)        (9.7)
------------------------------------------------------ ------------  -----------
  Net cash used in financing activities                      (5.5)       (27.3)
------------------------------------------------------ ------------  -----------
Net increase (decrease) in cash and cash equivalents          1.5         (1.7)
Cash and cash equivalents at beginning of period             35.2         26.4
------------------------------------------------------ ------------  -----------
Cash and cash equivalents at end of period                  $36.7        $24.7
------------------------------------------------------ ============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                                          Accumulated
                                                   Capital in Excess                                         Other
                                                    of Par Value of   Accumulated     Deferred Stock     Comprehensive
(Dollar amounts in millions)         Common Stock       Stock           Deficit       Compensation          Income        Total

THREE MONTHS AND SIX MONTHS ENDED
  JUNE 30, 2004
Balance March 31, 2004                  $ 0.3         $ 425.0          ($ 813.1)        ($  0.1)            ($  2.4)      ($ 390.3)
Net income                                                                  8.0                                                8.0
Other comprehensive loss, net:
   Foreign currency translation                                                                                (0.2)          (0.2)
   adjustment
   Unrealized losses                                                                                           (0.2)          (0.2)
                                                                                                                          ---------
Comprehensive income                                                                                                           7.6
Exercise of Stock Options                                 0.3                                                                  0.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                   $ 0.3         $ 425.3         ($  805.1)         ($ 0.1)             ($ 2.8)      ($ 382.4)
-----------------------------------------------------------------------------------------------------------------------------------

Balance on December 31, 2003            $ 0.3         $ 424.6         ($  820.0)                            ($  2.2)      ($ 397.3)
Net Income                                                                 14.9                                               14.9
Other comprehensive loss, net:
   Foreign currency translation                                                                                (0.3)          (0.3)
   adjustment
   Unrealized losses                                                                                           (0.3)          (0.3)
                                                                                                                          ---------
Comprehensive income                                                                                                          14.3
Exercise of stock options                                 0.5                                                                  0.5
Deferred stock compensation                               0.2                              (0.2)
Amortization of deferred stock
   compensation                                                                             0.1                                0.1
-----------------------------------------------------------------------------------------------------------------------------------
Balance on June 30, 2004                $ 0.3         $ 425.3         ($ 805.1)          ($ 0.1)             ($ 2.8)      ($ 382.4)
-----------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS AND SIX MONTHS
    ENDED JUNE 30, 2003
Balance March 31, 2003                  $ 0.3         $ 424.3          ($ 785.9)                             $ (7.0)      ($ 368.3)
Net loss                                                                   (0.7)                                              (0.7)
Other comprehensive income, net:
   Foreign currency translation adjustment                                                                      0.7            0.7
   Unrealized gains                                                                                             0.2            0.2
                                                                                                                          ---------
Comprehensive income                                                                                                           0.2
Exercise of Stock Options                                 0.2                                                                  0.2
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                   $ 0.3         $ 424.5         ($  786.6)                             ($ 6.1)      ($ 367.9)
-----------------------------------------------------------------------------------------------------------------------------------

Balance on December 31, 2002            $ 0.3         $ 424.3          $ (786.3)                             $ (7.2)      {$ 368.9)
Net loss                                                                   (0.2)                                             ( 0.2)
Other comprehensive income, net:
   Foreign currency translation adjustment                                                                      0.8            0.8
   Unrealized gains                                                                                             0.2            0.2
                                                                                                                          ---------
Comprehensive income                                                                                                           0.8
Exercise of Stock Options                                 0.2                                                                  0.2
-----------------------------------------------------------------------------------------------------------------------------------
Balance on June 30, 2003                $ 0.3         $ 424.5         ($  786.6)                            ($  6.1)      ($ 367.9)
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2004 and the results of operations and cash flows for the periods ended June 30, 2004 and 2003. These financial statements should be read in conjunction with the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


                                       Three months ended            Six months ended
                                           June 30,                      June 30,
                                   -------------------------------------------------------
(Dollar amounts in millions,
except per share amounts)              2004          2003             2004        2003
-----------------------------      -----------   -----------      -----------  -----------
Net Income, as reported                 $ 8.0        ($ 0.7)          $ 14.9       ($ 0.2)
Add: Stock-based employee
  compensation cost, net of
  tax, included in income                               0.1              0.1          0.1
Deduct:Total stock-based
  employee compensation
  cost, net of tax that would
  have been included in net
  income under the fair value
  method                                  0.3           0.3              0.6          0.7
---------------------------------   -----------   -----------      -----------  -----------
Proforma net income                     $ 7.7        ($ 0.9)          $ 14.4       ($ 0.8)
---------------------------------   ===========   ===========      ===========  ===========
Basic income per share
  As reported                           $ 0.26        $(0.02)          $ 0.48       $(0.01)
  Pro forma                               0.25         (0.03)            0.47        (0.03)
Diluted income per share
  As reported                           $ 0.24        $(0.02)          $ 0.45       $(0.01)
  Pro forma                               0.23         (0.03)            0.44        (0.03)


NOTE 3:
RESTRUCTURING EXPENSES

In the first quarter of 2002, the Company incurred a restructuring charge related to the closure and relocation of the Company's headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and was subsequently adjusted to reflect transition expenses and a revision of estimates. In the fourth quarter of 2002, the Company recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between its plants within its Oregon Cutting Systems Group. In the first quarter of 2003, the Company recorded an additional $0.2 million in restructuring expenses associated with this Oregon Cutting Systems Group relocation project for severance expenses affecting 19 hourly employees and 4 salaried employees. The following table summarizes expenses, adjustments and charges to the liabilities for each of the restructuring actions for the comparable periods ended June 30. Previous actions represent a 2001 plant closure, benefit modification and reduction in headcount. These expenses are included in accrued expenses.



                                            Restructuring Actions
                                  ---------------------------------------------
                                                Corporate
                                   Previous      Office       Asset
(Dollar amounts in millions)        Actions    Relocation   Relocation   Total
--------------------------------  ----------  ------------ ------------ -------
Balance as of January 1, 2003        $ 1.1        $ 0.4        $ 1.4      $ 2.9
Expenses/Adjustments                                             0.2        0.2
Charges against liability             (0.3)        (0.2)        (0.3)      (0.8)
--------------------------------  ----------  ------------ ------------ -------
Balance at June 30, 2003             $ 0.8        $ 0.2        $ 1.3      $ 2.3
--------------------------------  ==========  ============ ============ =======

Balance as of January 1, 2004        $ 0.4        $ 0.1        $ 0.3      $ 0.8
Expenses/Adjustments
Charges against liability             (0.2)                      0.1       (0.1)
--------------------------------  ----------  ------------ ------------ -------
Balance at June 30, 2004             $ 0.2        $ 0.1        $ 0.4      $ 0.7
--------------------------------  ==========  ============ ============ =======



NOTE 4:
INVENTORIES

Inventories consist of the following:

                                             June 30,         December 31,
(Dollar amounts in millions)                  2004                2003
---------------------------------          -------------     ---------------
Finished goods                              $  39.9             $  34.8
Work in process                                12.3                10.7
Raw materials and supplies                     26.1                22.2
---------------------------------          -------------     ---------------
   Total inventories                        $  78.3             $  67.7
---------------------------------          =============     ===============

NOTE 5:
SEGMENT INFORMATION

                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                ------------------------  ---------------------
(Dollar amounts in millions)       2004        2003         2004        2003
-----------------------------   ------------------------  ---------------------
Sales
  Outdoor Products                 $102.2    $  87.9      $204.3     $ 173.1
  Industrial and Power Equipment     53.1       33.2       107.1        63.1
  Lawnmower                          14.2       10.2        23.8        18.1
  Elimination                        (0.3)      (0.1)       (0.4)       (0.2)
-------------------------------- ---------- ------------  ---------  --------
  Total sales                      $169.2    $ 131.2      $334.8     $ 254.1
-------------------------------- ---------- ------------  ---------  --------

Operating income (loss)
  Outdoor Products                $  26.1    $  21.1     $  52.4     $  42.9
  Industrial and Power Equipment      4.8        0.9         9.6         0.9
  Lawnmower                           1.5        0.4         1.3        (0.3)
  Corporate expenses/elimination     (3.9)      (3.1)       (7.6)       (5.7)
  Restructure expense                                                   (0.2)
-------------------------------- ---------- ------------  ---------  --------
Operating income                  $  28.5    $  19.3     $  55.7     $  37.6
-------------------------------- ---------- ------------  ---------  --------

Interest expense                    (17.2)     (17.7)      (34.6)      (35.3)
Interest income                       0.2        0.2         0.2         0.5
Other income (expense), net          (0.1)      (3.0)       (0.0)       (3.1)
-------------------------------- ---------- ------------  ---------  --------
Income before income taxes        $  11.4    ($  1.2)    $  21.3      ($ 0.3)
-------------------------------- ---------- ------------  ---------  --------

NOTE 6:
COMMITMENTS AND CONTINGENT LIABILITIES

In 2004 the Company entered into agreements totaling $2.9 million purchasing the rights for the use of land for 50 years and the construction of a manufacturing facility in Fuzhou, Fujian Province in The People's Republic of China.

The Company provides guarantees and other commercial commitments summarized in the following table (in millions):

(Dollar amounts in millions)                        Total at June 30, 2004
-------------------------------------------------  -------------------------

Product warranty (1)                                       $  4.9
Standby letters of credit (2)                                 7.9
Third party financing agreement recourse (2) (3)              4.0
Accounts receivable securitization( 2) (4)                    0.5
-------------------------------------------------  -------------------------
Total                                                      $ 17.3
-------------------------------------------------  -------------------------


(1) Product warranties are reported as accrued expenses within total current liabilities on the balance sheet.
(2)  Not recorded as a liability in the financial statements.
(3) Applicable to the third party financing agreements for customer equipment purchases of Dixon lawnmowers and FIED equipment.
(4) Including the guarantees of certain accounts receivable of Dixon's customers to a third party financing company.

In addition to these amounts, Blount International, Inc. also guarantees certain debt of its subsidiaries (see Note 9 to the Consolidated Financial Statements).

Product warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, supplier performance and new product performance. Should a change in trends occur in customer claims, an increase or decrease in the warranty liability may be necessary. Changes in the Company's warranty reserve for periods ended June 30, 2004 and 2003 are as follows (in millions):

                                                   Six Months
                                                  Ended June 30,
                                           --------------------------
(Dollar amounts in millions)                  2004           2003
----------------------------------------   ----------    ------------
Balance as of December 31, 2003 and 2002     $  4.1        $  3.5
Accrued                                         3.5           2.2
Payments made (in cash or in-kind)             (2.7)         (2.3)
----------------------------------------   ----------    ------------
Balance as of June 30, 2004 and 2003         $  4.9        $  3.4
----------------------------------------   ==========    ============

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute costs of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company's potential share ranged from approximately $20,000 to $250,000.

The Company has accrued $75,000 at December 31, 2003 and June 30, 2004 for the potential costs of any clean-up. The Company spent zero and $5,600 in the years ended December 31, 2003 and 2002 respectively to administer compliance in regards to the Pasco Site, which are primarily the cost of outside counsel to provide updates on the Site status.

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

In March 2002, the EPA served an Administrative Complaint and Compliance Order ("Complaint") on Federal. The Complaint proposes civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. On December 6, 2002, in response to several preliminary cross motions, the assigned Administrative Law Judge held Federal liable for $6,270 in civil penalties and stated that the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. This hearing was held in January 2003 and the parties await a final ruling. At the current time the Company does not believe payment of the civil penalties sought by the EPA will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. However, the Company was subsequently informed by the EPA that its report would be delayed, and has not received the offer or explanation as of August 10, 2004. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

On December 3, 2003, the Company's Oregon Cutting Systems facility in Milwaukie, Oregon underwent a Resource Conservation and Recovery Act ("RCRA") hazardous waste management inspection by the Oregon Department of Environmental Quality ("DEQ"). On February 10, 2004, the Company received a Notice of Non- Compliance ("Notice") from the DEQ regarding alleged violations of state and federal hazardous waste management regulations. None of the alleged violations concern a release or discharge into the environment.

In response to the Notice, the Company has taken certain corrective actions, has asked for further explanation of some of the alleged violations and may contest the remaining alleged violations. Under applicable procedures, the Company and DEQ will confer on these issues; however, after considering the Company's response, the DEQ could issue a Notice of Violation and, if so, the possibility for civil penalties exists. Nonetheless, the Company does not believe payments that might potentially be incurred will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

The Company accrues, by a charge to income, an amount related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for any matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all of the current circumstances.

NOTE 7:

OTHER INFORMATION

During the six months ended June 30, 2004, net tax payments of $5.8 million were made compared to $3.6 million last year. The Company has settled its issues with the Internal Revenue Service through the 1998 fiscal year with no material adverse effect. The periods from fiscal years 1999 through 2003 are still open for review. Interest paid during the six months ended June 30, 2004 and 2003 was $29.9 million and $32.9 million, respectively.

NOTE 8:
EARNINGS PER SHARE DATA

For the three months and six months ended June 30, 2004 and 2003, net income and shares used in the earnings per share ("EPS") computations were as follows:


                                               Three months                  Six months
                                              ended June 30,               ended June 30,
                                          -----------------------     --------------------------
(Dollar amounts in millions, except
   per share data)                            2004        2003              2004         2003
------------------------------------      -----------------------     --------------------------

Net income as reported                       $  8.0     $  (0.7)          $  14.9      $  (0.2)
                                          ==========  ===========     ============   ===========
Shares:
   Basic EPS - weighted average
     common shares
     outstanding                           30,936,116  30,808,010       30,897,971     30,801,946
   Dilutive effect of stock options         2,037,347                    1,990,168
                                          ----------- -----------     ------------    -----------
   Diluted EPS - weighted
     average common shares
     outstanding                           32,973,463  30,808,010       32,888,139     30,801,946
                                          =========== ===========     ============    ===========


NOTE 9:
CONSOLIDATING FINANCIAL INFORMATION

Blount has two registered debt securities that have different guarantees: 1) 7% Senior Notes due June 15, 2005, and 2) 13% Senior Subordinated Notes due August 1, 2009. The 7% Senior Notes are fully and unconditionally, jointly and severally, guaranteed by Blount International. Holders have first priority interest in all the shares or other equity interest of all domestic subsidiaries and other entities, first priority mortgage on all principal domestic properties, 65% of outstanding shares of first tier foreign subsidiaries, and are held in parri passu, ratably, with our secured credit facility lenders. The 13% Senior Subordinated Notes are fully and unconditionally, jointly and severally, guaranteed by Blount International and all of the Company's domestic subsidiaries ("guarantor subsidiaries"). All guarantor subsidiaries of the 13% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company. While Blount International and all of the Company's domestic subsidiaries guarantee the 13% Senior Subordinated Notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee the 13% Senior Subordinated Notes. The following consolidating financial information sets forth condensed consolidating financial information, statements of operations and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                                                    Blount
                                                International,                Guarantor   Non-Guarantor
(Dollar amounts in millions)                         Inc.       Blount Inc. Subsidiaries  Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations

SIX MONTHS ENDED JUNE 30, 2004

Sales                                                           $ 228.8       $ 77.4        $ 112.4        $ (83.8)      $ 334.8
Cost of sales                                                     167.8         60.9           79.4          (88.6)        219.5
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                       61.0         16.5           33.0            4.8         115.3
Selling, general and administrative
  expenses                                                         36.4          9.1           14.1                         59.6
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                   24.6          7.4           18.9            4.8          55.7
Interest expense                                  $(10.2)         (23.5)        (0.2)          (0.7)                       (34.6)
Interest income                                                                                 0.2                          0.2
Other income (expense), net                                         0.6                        (0.6)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                             (10.2)           1.7          7.2           17.8            4.8          21.3
Provision (benefit) for income taxes                                             0.4            6.0                          6.4
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations           (10.2)           1.7          6.8           11.8            4.8          14.9
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
   companies, net                                   25.2           23.5          0.1                         (48.8)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                  $15.0         $ 25.2        $ 6.9         $ 11.8         $(44.0)      $  14.9
===================================================================================================================================


THREE MONTHS ENDED JUNE 30, 2004
Sales                                                           $ 115.4       $ 40.5         $ 54.5        $ (41.2)      $ 169.2
Cost of sales                                                      86.2         31.9           37.1          (44.3)        110.9
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                       29.2          8.6           17.4            3.1          58.3
Selling, general and administrative
   expenses                                                        18.5          4.3            7.0                         29.8
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                   10.7          4.3           10.4            3.1          28.5
Interest expense                                 $  (5.1)         (11.4)        (0.1)          (0.6)                       (17.2)
Interest income                                                                                 0.2                          0.2
Other income (expense), net                                         0.3                        (0.4)                       ( 0.1)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                              (5.1)         ( 0.4)         4.2            9.6            3.1          11.4
Provision (benefit) for income taxes                                             0.3            3.1                          3.4
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            (5.1)         ( 0.4)         3.9            6.5            3.1           8.0
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
  companies, net                                    13.2           13.7          0.1                         (27.0)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                 $  8.1         $ 13.3        $ 4.0          $ 6.5         $(23.9)       $  8.0
===================================================================================================================================

                                                    Blount
                                                International,                Guarantor   Non-Guarantor
(Dollar amounts in millions)                         Inc.       Blount Inc. Subsidiaries  Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations

Statement of Operations

SIX MONTHS ENDED JUNE 30, 2003

Sales                                                           $ 164.4       $ 60.0         $ 97.3        $ (67.6)      $ 254.1
Cost of sales                                                     115.9         47.0           71.8          (68.1)        166.6
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                       48.5         13.0           25.5            0.5          87.5
Selling, general and administrative
  expenses                                                         29.5          8.2           12.0                         49.7
Restructuring expenses                                                           0.2                                         0.2
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                   19.0          4.6           13.5            0.5          37.6
Interest expense                                  $ (9.9)         (23.7)        (0.3)          (1.4)                       (35.3)
Interest income                                                     0.3                         0.2                          0.5
Other income (expense), net                                        (2.6)                       (0.5)                        (3.1)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                              (9.9)          (7.0)         4.3           11.8            0.5          (0.3)
Provision (benefit) for income taxes                (4.0)          (6.8)         1.7            9.0                         (0.1)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            (5.9)          (0.2)         2.6            2.8            0.5          (0.2)
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
   companies, net                                    5.7            5.9          0.2                          (11.8)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                 $ (0.2)         $ 5.7        $ 2.8           $2.8          $(11.3)      $ (0.2)
===================================================================================================================================


THREE MONTHS ENDED JUNE 30, 2003

Sales                                                            $ 83.6       $ 31.2          $49.5         $(33.1)      $ 131.2
Cost of sales                                                      59.9         24.3           36.3          (34.0)         86.5
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                       23.7          6.9           13.2            0.9          44.7
Selling, general and administrative
   expenses                                                        15.4          3.9            6.1                         25.4
Restructuring expenses
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    8.3          3.0            7.1            0.9          19.3
Interest expense                                  $ (5.0)         (11.2)        (0.1)          (1.4)                       (17.7)
Interest income                                                     0.2                                                      0.2
Other income (expense), net                                        (2.7)                       (0.3)                       ( 3.0)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                              (5.0)         ( 5.4)         2.9            5.4            0.9          (1.2)
Provision (benefit) for income taxes                (1.7)         ( 7.0)         1.1            7.1                        ( 0.5)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            (3.3)           1.6          1.8          ( 1.7)           0.9         ( 0.7)
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
  companies, net                                     2.6            1.0                                       (3.6)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                 $  0.7        $   2.6        $ 1.8         $( 1.7)         $ 2.7       $ ( 0.7)
===================================================================================================================================


                                                    Blount
                                                International,                Guarantor   Non-Guarantor
(Dollar amounts in millions)                         Inc.       Blount Inc. Subsidiaries  Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet

JUNE 30, 2004

ASSETS
Current assets:
  Cash and cash equivalents                                      $ 16.8       $ (0.5)        $ 20.4                       $ 36.7
  Accounts receivable, net                                         41.2         13.4           19.3                         73.9
  Intercompany receivables                                        299.7         39.2           10.1        $(349.0)
  Inventories                                                      33.9         21.5           22.9                         78.3
  Other current assets                                             23.2          0.5            1.7           (0.1)         25.3
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                        414.8         74.1           74.4         (349.1)        214.2

Investments in affiliated companies               $ (7.0)         211.9                        (2.1)        (202.8)
Property, plant and equipment, net                                 26.5         33.1           33.3                         92.9
Cost in excess of net assets of acquired
   businesses, net                                                 39.7         30.7            6.5                         76.9
Other assets                                                       28.9                         7.5                         36.4
-----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                $ (7.0)        $ 721.8      $ 137.9        $ 119.6       ($551.9)      $ 420.4
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current maturities
  of long-term debt                                             $ 156.7                       $ 1.3                       $ 158.0
Accounts payable                                                   19.4      $   7.0            6.8                         33.2
Intercompany payables                            $ 349.0                                                   ($349.0)
Accrued expenses                                                   56.4         10.2           11.8           (0.1)         78.3
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                          349.0          232.5         17.2           19.9         (349.1)        269.5
Long-term debt, exclusive of current
    maturities                                      24.0          421.7                         3.9                        449.6
Deferred income taxes, exclusive of
   current portion                                                  0.4                         2.3                          2.7
Other liabilities                                    2.4           74.2          3.4            1.0                         81.0
-----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                            375.4          728.8         20.6           27.1         (349.1)        802.8
Stockholders equity (deficit)                     (382.4)          (7.0)       117.3           92.5         (202.8)       (382.4)
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity
      (Deficit)                                   ($ 7.0)        $721.8       $137.9         $119.6        $(551.9)       $420.4
===================================================================================================================================


                                                    Blount
                                                International,                Guarantor   Non-Guarantor
(Dollar amounts in millions)                         Inc.       Blount Inc. Subsidiaries  Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet


DECEMBER 31, 2003

ASSETS
Current assets:
  Cash and cash equivalents                                      $ 13.7       $ (0.6)        $ 22.1                       $ 35.2
  Accounts receivables, net                                        36.4         10.0           18.0                         64.4
  Intercompany receivables                                        289.7         37.6           10.6       $ (337.9)
  Inventories                                                      28.4         21.1           18.2                         67.7
  Other current assets                                             24.5          0.6            1.2          ( 0.2)         26.1
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                        392.7         68.7           70.1         (338.1)        193.4

Investments in affiliated companies              $ (34.7)         201.0                         0.2         (166.5)
Property, plant and equipment, net                                 27.6         33.5           30.9                         92.0
Cost in excess of net assets of acquired
   businesses, net                                                 39.7         30.7            6.5                         76.9
Other assets                                                       33.0                         5.1                         38.1
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                               $ (34.7)        $694.0       $132.9         $112.8        $(504.6)      $ 400.4
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
Notes payable and current maturities
   of long-term debt                                              $ 5.6                       $ 1.0                        $ 6.6
Accounts payable                                                   17.0        $ 5.8            6.9                         29.7
Intercompany payables                            $ 337.9                                                  $ (337.9)
Accrued expenses                                                   54.0          8.1           11.8           (0.2)         73.7
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                          337.9           76.6         13.9           19.7         (338.1)        110.0
Long-term debt, exclusive of current
   maturities                                       22.2          581.7                         0.0                        603.9
Deferred income taxes, exclusive of
   current portion                                                  0.4                         2.4                          2.8
Other liabilities                                    2.6           70.0          2.9            5.5                         81.0
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                            362.7          728.7         16.8           27.6         (338.1)        797.7
Stockholders equity (deficit)                     (397.4)         (34.7)       116.1           85.2         (166.5)       (397.3)
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
    Equity (Deficit)                             $( 34.7)        $694.0       $132.9         $112.8        ($504.6)       $400.4
====================================================================================================================================



                                                    Blount
                                                International,                Guarantor   Non-Guarantor
(Dollar amounts in millions)                         Inc.       Blount Inc. Subsidiaries  Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004
Net cash provided by (used in) continuing       $  (11.6)        $ 22.1       $  1.2         $  3.7                       $ 15.4
   operations
Purchases of property, plant and equipment                         (2.3)        (1.1)          (5.0)                       ( 8.4)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (2.3)        (1.1)          (5.0)                       ( 8.4)

 Cash flow from financing activities:
 Reduction in debt                                                 (4.5)                       (0.4)                       ( 4.9)
 Exercise of stock options                           0.5                                                                     0.5
 Advances from (to) affiliated companies            11.1          (11.1)
Other financing activities                                         (1.1)                                                   ( 1.1)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used in) financing
   activities                                       11.6          (16.7)                       (0.4)                       ( 5.5)

Net increase (decrease) in cash and cash
   equivalents                                                      3.1         0.1            (1.7)                         1.5
Cash and cash equivalents at beginning of
   period                                                          13.7        (0.6)           22.1                         35.2
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                        $   0.0          $16.8      ($ 0.5)         $ 20.4                       $ 36.7
===================================================================================================================================



SIX MONTHS ENDED JUNE 30, 2003
Net cash provided by (used in)
   continuing operations                         $  (4.3)       $ 32.0        $ 0.7           $ 4.4                       $ 32.8

Proceeds from sales of property,
   plant and equipment                                            (0.4)                                                    ( 0.4)
Purchases of property, plant
   and equipment                                                  (4.3)        (0.7)           (1.8)                       ( 6.8)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (4.7)        (0.7)           (1.8)                       ( 7.2)

 Cash flow from financing activities:
 Net increase in short-term borrowings                            (0.8)                         0.8
 Issuance of long-term debt                                      118.0                                                     118.0
 Reduction of long-term debt                                    (135.8)                                                   (135.8)
 Exercise of stock options                           0.2                                                                     0.2
 Advances from (to) affiliated companies             4.1          (3.6)        (0.5)
Other financing activities                                        (9.7)                                                     (9.7)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used in) financing
    activities                                       4.3         (31.9)        (0.5)            0.8                       ( 27.3)

Net increase (decrease) in cash and
   cash equivalents                                               (4.6)        (0.5)            3.4                         (1.7)
Cash and cash equivalents at beginning
    of period                                                     16.3         (0.1)           10.2                         26.4
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
    period                                         $ 0.0        $ 11.7       ($ 0.6)         $ 13.6                       $ 24.7
===================================================================================================================================

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

During 2001, the Company would not have been in compliance with certain of its debt covenants except for the fact that, in connection with the sale of the Sporting Equipment Group, the Company and its lenders amended the covenants; as a result, the Company was in compliance with all debt covenants for the years ended December 31, 2002 and 2003, and as of June 30, 2004.

On May 15, 2003 the Company entered into a new senior credit facility replacing the previous credit facility. The new credit facility consists of a $67.0 million revolving credit facility, a Term A loan of up to $38.0 million and a Term B loan of up to $85.0 million. These loans are collateralized by certain Company assets, some of which are held in trust in parri passu, ratably, with the Company's 7% Senior Notes. The new credit facility is subject to certain reporting and financial covenant compliance requirements. Specifically, the Company must meet minimum thresholds for adjusted EBITDA as defined in the credit agreement and maintain a certain fixed coverage ratio, which is defined as adjusted EBITDA divided by the sum of cash interest paid, capital spending, cash income taxes paid and scheduled debt repayments.

Long-term debt at June 30, 2004 and December 31, 2003 consisted of the following:

                                          June 30,       December 31,
(Dollar amounts in millions)               2004             2003
----------------------------------      -----------    ----------------

13% Senior subordinated notes            $  323.2        $  323.2
7% Senior notes                             149.8           149.7
Term loan                                   110.6           115.5
12% preferred equivalent security            24.0            22.1
----------------------------------      -----------    ----------------
Total debt                                  607.6           610.5
Less current maturities                    (158.0)           (6.6)
----------------------------------      -----------    ----------------
Total long-term debt                        449.6           603.9

As of June 30, 2004 the 7% Senior Notes were classified as a current debt due to the June 15, 2005 maturity date.

On August 9, 2004, the Company completed a series of financing transactions. The Company is using the net proceeds from this financing to redeem the 7% Senior Notes, the 12% Convertible Preferred Equivalent Security and, subsequent to a mandatory 30 day waiting period during which time the remaining proceeds will be held in trust, the 13% Senior Subordinated Notes. Estimated nonrecurring charges of $47.1 million associated with the write-off of debt issuance costs, unamortized discounts and redemption premiums will be incurred.

Upon completion of the refinancing transactions, the Company will have refinanced its existing long term debt by issuing additional common stock and new Senior Subordinated Notes, and amending and restating the agreements on its senior credit facilities. These three transactions are referred to as the "Refinancing Transactions". The amended and restated credit facilities will consist of a revolving credit facility of up to $100.0 million, a $4.9 million Canadian term loan facility, a $265.0 million Term B loan facility and a $50.0 million Second Collateral Institutional Loan ("SCIL") facility.

Subsequent to the amendment and restatement of our senior credit facilities, the terms of the revolving credit facility will be five years, the terms of the Canadian term loan facility and Term B loan facility will be six years and the terms of the SCIL facility will be six and one half years, in each case, from the date of the completion of the refinancing transactions. Scheduled quarterly payments under the amended and restated credit facilities will be as follows: the Canadian term loan facility will require quarterly payments of US $12,212, with a final payment of $4.6 million due on the maturity date, the Term B loan facility will require quarterly payments of $662,500, with a final payment of $249.1 million due on the maturity date, and the SCIL facility will not require any quarterly payments and will be payable in a single payment on the maturity date. The amended and restated senior credit facilities may be prepaid at any time, however, any repayment of the SCIL facility during the first two years of the term will result in a prepayment fee to the lenders under most circumstances. The amount available to be drawn on the revolving credit facility will be restricted by our First Lien Credit Facilities leverage ratio. On August 9, 2004, after the Refinancing Transactions, the Company had $50.4 million of additional borrowing capacity available through the revolving credit facility.

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

NOTE 12:
PENSION AND POST-RETIREMENT BENEFIT PLANS

A summary of the components of net periodic pension cost for the Company's pension and other post-retirement benefit plans, a non-cash item, for the six months ended June 30, is as follows:


                                                                    Other Post-retirement
                                         Pension Benefits                 Benefits
                                   ----------------------------   ---------------------------
                                     Six months ended June 30,     Six months ended June 30,
                                   ----------------------------   ---------------------------
(Dollar amounts in millions)            2004         2003             2004           2003
---------------------------------  -----------    -------------   ------------    -----------
Components of net periodic benefit:
  Service cost                         $ 2.4        $ 2.4            $ 0.2           $0.2
  Interest cost                          4.2          4.2              1.0            1.0
  Expected return on plan assets        (3.6)        (3.2)
  Amortization of prior service costs    0.2          0.2
  Amortization of net (gain) loss        1.1          1.2              0.5            0.4
---------------------------------   -----------    -------------   ------------    -----------
  Total net period benefit cost        $ 4.3        $ 4.8            $ 1.7          $ 1.6
---------------------------------   ===========    =============   ============    ===========

As of June 30, 2004, $4.2 million in contributions to the pension plan have been made and an additional $10.1 million is expected to be made by December 31, 2004. The Company does not expect to make any contributions to its other post retirement benefit plans during 2004.

NOTE 13:
OTHER ASSETS

Other assets at June 30, 2004 and December 31, 2003 consist of the following:

                                     June 30,           December 31,
(Dollar amounts in millions)           2004                2003
------------------------------     --------------    ------------------
Long-term deferred tax asset         $  0.1
Other long-term assets                 17.2              $  16.6
Deferred financing costs               19.1                 21.5
------------------------------     --------------    ------------------
   Total other assets                $ 36.4              $  38.1
------------------------------     ==============    ==================


As of June 30, 2004 the projected amortization of December 31, 2003 deferred financing costs by year is as follows:

(Dollar amounts in millions)                           June 30, 2004
                                                     ------------------
2004                                                     $   4.8
2005                                                         4.4
2006                                                         3.9
2007                                                         4.0
2008 and beyond                                              4.4
---------------------------------------------        ------------------
  Total amortization                                   $    21.5
---------------------------------------------        ==================


As a result of the refinancing transactions, which occurred on August 9, 2004 as discussed in Note 14, an amount estimated at $11.4 million is being written off to other expense, and new costs estimated at $18.2 million are being capitalized. Future amortization expense will be affected as a result of the net increase to the asset and changes to the maturity dates for related debt instruments.

NOTE 14:
SUBSEQUENT EVENT

On August 9, 2004, the Company completed a series of financing transactions. Referred to as the "Refinancing Transactions", they include:

     o The issuance of an additional 13,800,000 shares of the Company's common stock at $10 per share;
     o    The issuance of $175.0 million 8.875% Senior Subordinated Notes due
          2012;
     o The amendment and restatement of the Company's existing senior credit facilities consisting of the new $100.0 million revolving credit facility, a $4.9 million Canadian term loan facility, a $265.0 million Term B loan facility and a $50.0 million Second Collateral Institutional Loan ("SCIL") facility; and
     o The payment of fees and expenses estimated at $26.9 million as of August, 2004.

As a result of the Refinancing Transactions, the Company will use the net proceeds from this financing to redeem the 7% Senior Notes, the 12% Convertible Preferred Equivalent Security, and subsequent to a mandatory 30 day waiting period during which time the remaining proceeds will be held in trust, the 13% Senior Subordinated Notes. Estimated nonrecurring charges of $47.1 million associated with the write-off of debt issuance costs, unamortized discounts and redemption premiums will be incurred in the third quarter of 2004.

Long-term debt as of August 9, 2004, giving effect to the retirement of the 13% notes, is as follows:


(Dollar amounts in millions)                     August 9, 2004
-------------------------------------------    -------------------

Revolving credit facility                         $   41.8
Canadian term loan                                     4.9
Term B loan                                          265.0
Second Collateral Institutional Loan                  50.0
8.875% Senior subordinated notes                     175.0
-------------------------------------------    -------------------
Total long-term debt as of August 9, 2004         $  536.7
-------------------------------------------    -------------------

Subsequent to the amendment and restatement of our senior credit facilities, the terms of the revolving credit facility will be five years, the terms of the Canadian term loan facility and Term B loan facility will be six years and the terms of the SCIL facility will be six and one half years, in each case, from the date of the completion of the refinancing transactions. Scheduled quarterly payments under the amended and restated credit facilities will be as follows: the Canadian term loan facility will require quarterly payments of US $12,212, with a final payment of $4.6 million due on the maturity date, the Term B loan facility will require quarterly payments of $662,500, with a final payment of $249.1 million due on the maturity date, and the SCIL facility will not require any quarterly payments and will be payable in a single payment on the maturity date. The amended and restated senior credit facilities may be prepaid at any time; however, any repayment of the SCIL facility during the first two years of the term will result in a prepayment fee to the lenders under most circumstances. The amount available to be drawn on the revolving credit facility will be restricted by our First Lien Credit Facilities leverage ratio. As of August 9, 2004, after the Refinancing Transactions, the Company had $50.4 million of additional borrowing capacity available through the revolving credit facility.

NOTE 15:
NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to public enterprises in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation on January 1, 2004 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company evaluated the effect of the adoption of SFAS No. 150 and it did not have a material impact on its financial statements.

In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised) except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three months and six months ended June 30, 2004 (unaudited) compared with three months and six months ended June 30, 2003 (unaudited).

Results for the second quarter and six months ended June 30, 2004 showed year-over-year increases for both sales and net income. Sales increased $38.0 million, or 29%, and $80.7, or 32%, respectively for the quarter and six months year to date. The Company's total backlog increased $5.9 million during the quarter to $130.3 million at June 30, 2004 and compares to $119.3 million at December 31, 2003 and $86.5 million at June 30, 2003. For the quarter, net income was $8.0 million, or $0.24 per share (fully diluted), an increase of $8.7 million from the same period last year. Year to date, net income of $14.9 million, or $0.45 per share (fully diluted) shows an increase of $15.1 million compared to last year. The improved net income is due primarily to the strong growth in sales.

Sales for the second quarter of 2004 were $169.2 million, compared to $131.2 million for the same period in 2003. The 29% increase reflected an improvement of 16% or more in all operating segments and was highlighted by the Industrial and Power Equipment segment, which had a year-over-year increase of 60%. The following factors contributed to the increase in sales:

     o Unit volume increases of our timber harvesting equipment yielded $19.4 million in incremental sales. This increase is due to improved conditions within the domestic forestry products market as prices of lumber, pulp and paperboard increased from 2003. Unit volume was also increased by incremental shipments related to marketing and sales agreements with Caterpillar Inc. that commenced during 2003.
     o Increases in sales volumes of our Outdoor Products segment generated an additional $13.3 million in sales during the second quarter of 2004 as compared to the same period in 2003. International sales increased by 17% as the relative weakness of the U.S. dollar in 2004 compared to 2003 allowed our products to be priced more competitively. Also, sales of the ICS product line, which are used to cut concrete, increased by 28%.
     o The introduction of a new Dixon lawnmower model helped increase Lawnmower segment sales by $4.0 million, or 39%, in the second quarter of 2004 compared to the same period in 2003.
     o The effect of foreign currency translation resulted in $1.4 million in higher sales.

Sales for the six months ended June 30, 2004 were $334.8 million, compared to $254.1 million for the same period in 2003. This 32% increase reflected improvements of 18% or more in all operating segments and was highlighted by the Industrial and Power Equipment segment, which had a year-over-year increase of 70%. The following factors contributed to the increase in sales:

     o Unit volume increases of our timber harvesting equipment yielded $39.4 million in incremental sales. This increase is due to improved conditions within the domestic forestry products market as prices of lumber, pulp and paperboard increased from 2003. Unit volume was also increased by incremental shipments related to marketing and sales agreements with Caterpillar Inc. that commenced during 2003.
     o Increases in sales volumes of our Outdoor Products segment generated an additional $28.3 million in sales during the first six months of 2004 as compared to the same period in 2003. International sales increased by 19% as the relative weakness of the U.S. dollar in 2004 compared to 2003 allowed our products to be priced more competitively. ICS sales grew by 22%. Sales of outdoor care products increased by 20% primarily through the use of the Oregon brand name to gain new distribution.
     o The introduction of a new Dixon lawnmower model helped increase Lawnmower segment sales by $5.7 million, or 31%, in the second quarter of 2004 compared to the same period in 2003.
     o The effect of foreign currency translation resulted in $4.2 million in higher sales.

Operating income for the second quarter of 2004 was $28.5 million compared to $19.3 million for the same period in 2003. This $9.2 million, or 48%, increase reflected a $13.6 million increase in gross profit, partially offset by a $4.4 million, or 17%, increase in selling, general and administration expense (``SG&A''). The higher gross profit is primarily the result of $11.6 million of unit volume increases, $0.4 million in favorable currency translation, and $1.6 million for the net effect of changes to unit prices, production costs and product mix. Results for the quarter include higher steel prices estimated at $3.9 million as compared to the same period in 2003; the Company began adjusting its selling prices in response to the higher steel costs and estimated that it generated approximately $0.9 million from this action in the second quarter.

Operating income for the six months ended June 30, 2004 was $55.7 million compared to $37.6 million for the same period in 2003. This $18.1 million, or 48%, increase reflected a $27.8 million increase in gross profit, partially offset by a $9.9 million, or 20%, increase in SG&A. The higher gross profit is primarily the result of $23.8 million of unit volume increases, $1.4 million in favorable currency translation, and the net effect of changes to unit prices, production costs and product mix estimated at $2.6 million. Results for the six months ended June 30, 2004 include higher steel prices of approximately $4.6 million as compared to the same period in 2003.

Total SG&A expense in the second quarter of 2004 was $29.8 million compared to $25.4 million in 2003. For the six months year to date, SG&A expense was $59.6 million compared to $49.7 million last year. These year-over-year increases of $4.4 million, or 17%, for the quarter and $9.9 million, or 20%, for the six months year to date are largely attributable to business growth and include additional overseas operational expenses of $0.3 million and $1.3 million, respectively, compared to the prior year due to the weaker U.S. dollar. Increases in professional services, largely to ensure compliance with the Sarbanes-Oxley Act, were $0.7 million and $1.5 million respectively for the three months and six months ending June 30, 2004. The Outdoor Products segment incurred SG&A increases from last year associated with the new enterprise resource planning system that was activated in the fourth quarter of 2003, of $1.3 million and $2.3 million for the three months and six months ending June 30, 2004 primarily for depreciation and training. Advertising expense increased from last year $0.7 million and $1.2 million respectively as the Company seeks to strengthen brand awareness. Incremental expenses from last year related to the Caterpillar agreement are $0.3 million for the second quarter and $0.9 million for the six month periods. Restructuring expense of $0.2 million was incurred in the first quarter of 2003 for severance associated with the relocation of a production process within the Outdoor Products segment.

Net income for the second quarter of 2004 was $8.0 million, or $0.24 per share (fully diluted), compared to a net loss of $0.7 million, or $0.02 per share (fully diluted), for the same period in 2003. The change in net income is due primarily to the following:

     o Increase of $9.2 million in operating income primarily from growth in sales volume,

     o Decrease in other expense of $2.9 million as the 2003 amount included $2.8 million related to extinguishment of debt,
     o $3.9 million increase in provision for income taxes due primarily to higher pretax income, offset partially by a lower effective tax rate of 30% compared to 42% in 2003. The lower tax rate in 2004 reflects an estimate of the 2004 provision for income taxes on a global basis.

Net income for the six months ended June 30, 2004 was $14.9 million, or $0.45 per share (fully diluted), compared to a net loss of $0.2 million, or $0.01 per share (fully diluted), for the same period in 2003. The change in net income is due primarily to the following:

     o Increase of $18.1 million in operating income primarily from growth in sales volume,
     o Decrease in other expense of $3.1 million as the 2003 amount included $2.8 million related to extinguishment of debt,
     o $6.5 million increase in provision for income taxes due primarily to higher pretax income, offset partially by a lower effective tax rate of 30% compared to 33% in 2003.

The following table reflects segment sales and contribution to operating income for the three months and six months ended June 30, 2004 and 2003:

                                       3 months             6 months
(unaudited)                          Ended June 30,       Ended June 30,
                                 -------------------  -------------------
(Dollar amounts in millions)       2004       2003      2004       2003
-------------------------------  -------    --------  --------   --------
Sales
  Outdoor Products               $ 102.2    $  87.9    $ 204.3   $ 173.1
  Industrial and Power Equipment    53.1       33.2      107.1      63.1
  Lawnmower                         14.2       10.2       23.8      18.1
  Inter-Segment Elimination         (0.3)      (0.1)      (0.4)     (0.2)
-------------------------------  -------    --------  --------   --------
  Total Sales                    $ 169.2    $ 131.2    $ 334.8   $ 254.1

Segment Contribution
  Outdoor Products                $ 26.1    $  21.1    $  52.4   $  42.9
  Industrial and Power Equipment     4.8        0.9        9.6       0.9
  Lawnmower                          1.5        0.4        1.3      (0.3)
  Inter-Segment Elimination          -          -            -         -
-------------------------------  -------    --------  --------   --------
  Contribution from segments        32.4       22.4       63.3      43.5
Corporate Office Expenses           (3.9)      (3.1)      (7.6)     (5.7)
Restructure Expenses                 -          -          -        (0.2)
-------------------------------  -------    --------  --------   --------
Operating Income                  $ 28.5    $  19.3     $ 55.7    $ 37.6
-------------------------------  =======    ========  ========   ========

The principal reasons for these results are set forth below.

Outdoor Products

Sales for the Outdoor Products segment in the second quarter of 2004 were $102.2 million compared to $87.9 million in 2003, a 16% increase. For the six months year to date, sales were $204.3 million compared to $173.1 million last year. For the quarter, the increase was driven by unit volume increases totaling $13.3 million and favorable foreign currency translation of $1.4 million. Increased unit selling prices were offset by the combination of weaker product mix and a higher proportion sold to original equipment manufacturers with lower relative margins for a net decrease estimated at $0.4 million compared to the same period in 2003. For the six months year to date, the sales volume impact is estimated at $28.3 million and the favorable foreign currency translation is $4.2 million, partially offset by a $1.3 million decrease due to the net effect of higher prices offset by a weaker product mix and an increased proportion sold to original equipment manufacturers.

Demand continues to increase across all of the segment's product lines compared to 2003 as the weaker U.S. dollar made the selling prices of our products more competitive internationally and utilization of saw chain products remained high in all markets. The segment's order backlog increase of $4.3 million, or almost 6%, to $77.3 million during the second quarter is reflective of both the substantial demand for saw chain products and some production capacity limitations. We are addressing this backlog in part by adding capacity in the second half of 2004 and in 2005.

This segment's contribution to operating income increased to $26.1 million from $21.1 million in the second quarter of 2003. For the six months ended June 30, contribution was $52.4 million compared to $42.9 million for the same period in 2003. The year-over-year increases for the quarter and year to date were driven by higher sales volume of $6.2 million and $12.8 million respectively. The net effect of foreign currency translation contributed $0.1 million for both the quarter and year to date. The weak U.S. dollar generally results in higher sales revenue for products sold in Europe and other foreign locations, offset by higher production costs for our product manufacturing in Canada and Brazil and higher SG&A expenses for foreign offices. The net effect of product mix, unit prices and product costs excluding currency translation effects contributed to the year-over-year increase as well, and are estimated at $1.0 million for the quarter and $1.2 million for the six months year to date. Rising steel prices are estimated to have increased cost of sales by $1.8 million for the quarter and $2.3 million year to date compared to the same periods last year. Selling price increases related to the increase in steel costs were initiated in the first half and are estimated to have resulted in recovery of $0.3 million so far. SG&A expense, excluding the estimated effect of currency, was up $16% for both the quarter and year to date, attributable largely to additional costs required in response to higher demand, as well as $2.3 million in incremental costs for the first six months related to the start up of a new enterprise resource planning system that was activated in the fourth quarter of 2003.

Industrial and Power Equipment

Sales for the Industrial and Power Equipment Group segment ("IPEG") in the second quarter of 2004 were $53.1 million compared to $33.2 million in the second quarter of 2003, a 60% increase. For the six months year to date, sales were $107.1 million compared to $63.1 million for the same period in the prior year, representing a 70% increase. In general, market conditions within the United States forestry market improved over the past year as housing construction remained strong, prices for forest related products increased and imports of wood products decreased due to a weaker U.S. dollar. These factors resulted in increased demand for timber harvesting products.

The second quarter increase in sales includes a $19.4 million volume increase in timber harvesting unit shipments. The sales increase for six months includes a $39.4 million volume increase for these unit sales. These increases in sales volume included $9.6 million and $20.5 million respectively for the quarter and year to date for products sold under the Timberking brand names, the first shipments of which started in August of 2003 in conjunction with our joint marketing and supply agreements with Caterpillar, Inc. Additional volume in the Company's Gear Products unit yielded another $2.1 million for the quarter and $3.4 million year to date. For the segment overall, the combined effect of price and mix provided a decrease of $1.3 million for the quarter compared to last year, but a net increase of $1.7 million for the year to date with results for both time periods reflecting the effect of increased selling prices offset by a product mix shift to lower cost models. International sales are an area of focused effort to expand the business. For the three months and six months ended June 30, 2004, international sales increased $0.3 million and $1.8 million respectively, compared to the same periods in 2003. Segment backlog at the end of the second quarter was $52.8 million, and increased $5.1 million from year end 2003 and $24.3 million from the end of the second quarter of 2003.

IPEG's segment contribution to operating income in the second quarter of 2004 was $4.8 million compared to $0.9 in the second quarter of 2003. For the six months year to date, contribution was $9.6 million compared to $0.9 million last year. The $3.9 million increase for the second quarter was driven by the sales volume impact of $4.5 million. In addition, the net effect of selling price increases partially offset by higher product costs and weaker product mix provided another $0.3 million. Higher product costs include the effect of higher steel prices estimated at $1.9 million on cost of sales, but offset partially by an estimated $0.6 million recovered from related selling price increases. SG&A expense is up $0.9 million, or 17%, for the quarter compared to last year due to additional staffing and marketing programs related to the Timberking products and international market growth initiatives. For the six months year to date, the $8.7 million increase in segment contribution from last year reflects growth in sales volume of $9.6 million, offset by the net effect of selling price increases, higher product costs and weaker product mix of $0.9 million. Higher product costs for the six months include an estimated $2.0 million due to higher steel prices. SG&A expenses for the six months are up by $1.8 million over last year due to the segment's growth initiatives.

Lawnmower

Sales for the Lawnmower segment in the second quarter of 2004 were $14.2 million compared to $10.2 million in the second quarter of 2003, a 39% increase. For the six months year to date, sales were $23.8 million compared to $18.1 million for the same period in the prior year, representing a 31% increase. Much of the improvement is due to the successful introduction of a new product line late last year, marketed under the RAM name, the Lawnmower segment's first all-steel bodied residential mower. For the quarter and year to date, this new line has represented more than one-half of the unit sales and has contributed to an increase in average unit prices as well. Overall unit volumes are up 31% for the quarter and 26% year to date, and have resulted in incremental revenues of $2.5 million for the quarter and $3.7 million year to date. The increase in average unit prices, due primarily to a shift in product mix towards higher priced units, have contributed an estimated $1.5 million for the quarter and $2.0 million for the six months compared to the same periods last year. Backlog at the end of the second quarter was $0.2 million compared to $4.9 million at December 31, 2003 and $0.1 million at the end of the second quarter of 2003. The Lawnmower segment's backlog at the end of the second quarter in each year generally reflects the seasonality of the industry.

The Lawnmower segment's contribution to operating income for the second quarter was $1.5 million compared to a contribution of $0.4 million for the same period in 2003. For the six months year to date, the contribution was $1.3 million compared to a contribution loss of $0.3 million in 2003. The improvement in the contribution was primarily due to higher gross profit on increases in sales volume estimated at $0.9 million and $1.4 million respectively for the quarter and year to date, and $0.3 and $0.5 million increases respectively for the quarter and year to date for the net effect of selling price, manufacturing costs and mix, offset partially by increases in SG&A expense of $0.1 million for the quarter and $0.3 million year to date compared to the year prior.

Corporate Office

Corporate office expense was $3.9 million for the second quarter compared to $3.1 million for the same period in 2003. For the six months year to date, corporate office expense was $7.6 million compared to $5.7 million for the same period in 2003. We expect our corporate expense to increase over the course of the year as we add headcount and incur professional services to ensure compliance with the Sarbanes-Oxley Act. For the quarter and year to date respectively, professional services have shown increases of $0.6 and $1.2 million compared to the same periods last year. Increase in compensation expense accounts for increases of $0.4 and $0.6 million respectively for the quarter and year to date with three-fourths of the increase a result of higher incentive compensation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 9, 2004, the Company executed a series of financing transactions. These three transactions, referred to as the "Refinancing Transactions", included:

     o Issuance of 13,800,000 shares of Company stock that generated gross proceeds of $138.0 million.

     o Issuance of new 8.875% Senior Subordinated Notes due in 2012 that generated gross proceeds of $175.0 million.
     o Amendment and restatement of the Company's existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

The Company used the net proceeds of the financing transactions as follows:

     o    Redeemed 7% Senior Notes with $150.0 million principal outstanding.
     o Called with 30 days notice the 13% Senior Subordinated Notes with $323.2 million principal outstanding, placing necessary funds into a trust account.
     o Redeemed 12% Convertible Preferred Equivalent Security for $29.6 million principal and accrued interest outstanding.
     o    Paid fees and expenses of $26.9 million.

Total debt at June 30, 2004 was $607.6 million compared with total debt at December 31, 2003 of $610.5 million. Our term loans were subject to certain reporting and financial covenant compliance requirements and the Company was in compliance with all debt covenants as of June 30, 2004. Outstanding debt as of June 30, 2004 consisted of term loans of $110.6 million, Senior Notes of $149.8 million, Senior Subordinated Notes of $323.2 million and $24.0 million in a convertible preferred equivalent security (the amount outstanding on such convertible preferred equivalent security as of June 30, 2004 was $29.2 million, which reflects the original principal amount plus the value of accumulated interest, payments-in-kind and amortization of discounts). The Company's debt has required significant annual cash interest and principal payments, and the 7% Senior Notes are reported as a current liability at June 30, 2004 since they mature within one year, on June 15, 2005.

As a result of the refinancing transactions, completed on August 9, 2004, the Company's total outstanding debt was $536.7 million, which continues to be a significant amount for the Company. Interest and principal payments continue to represent significant obligations for the Company as well, but have now been reduced substantially. The Company's interest expense will be reduced due primarily to a decrease in the Company's average borrowing rate and, to a lesser extent, the reduction in long term debt. After giving effect to the refinancing transactions, and using 2003 as a point of comparison, pro forma net interest expense will be reduced to $36.2 million from $69.0 million reported for that year. The Company's annual interest expense may vary in the future due to the fact that the senior credit facility interest rates are variable. Principal payments will also be affected by the new debt structure, and most significantly, the $150.0 million payment required to redeem the 7% Senior Notes by June of 2005 has been satisfied.

This level of debt continues to represent a substantial amount of leverage, which may adversely affect our operations and could have important consequences, including the following:

     o A substantial portion of cash flows available from operations continue to be required for the payment of interest expense and principal, which reduces the funds that are otherwise available for operations and investment in future business opportunities;
     o A substantial decrease in net income and cash flows or an increase in expenses may make it difficult to meet debt service requirements or force us to modify operations;
     o The amount of leverage continues to make us more vulnerable to economic downturns and competitive pressure; and
     o The ability to obtain additional financing to fund our operational needs may be impaired or may not be available on favorable terms.

The Company intends to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations, from the revolving credit facility, and the debt and equity offerings issued in August of 2004. Interest on loan and credit facilities is payable in arrears according to varying interest rates and periods. The Company expects remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that this will be the case. We may also consider other options available to us in connection with future liquidity needs.

The revolving credit facility, previously with availability of up to $67.0 million, has been amended and increased to $100.0 million as part of the Refinancing Transactions dated August 9, 2004 and discussed in Note 14 to the consolidated financial statements. Prior to the amendment and restatement, total availability was adjusted for borrowing base calculations, outstanding letters of credit issued under the facility, and a minimum of $10.0 million excess availability. The adjusted availability at June 30, 2004 was $47.9 million compared to $43.8 million at December 31, 2003. There were no amounts drawn down on the revolving credit facility as of June 30, 2004 or December 31, 2003. The new credit facility does not require a borrowing base calculation.

Cash balances at June 30, 2004 were $36.7 million compared to $35.2 million at December 31, 2003. The increase of $1.5 million in cash balance in the six months ended June 30, 2004 compares to a decline of $1.7 million for the same period in 2003.

Cash generated by operating activities in the first six months of 2004 was $15.4 million compared to $32.8 million for the same period in 2003. The $17.4 million decrease in generated cash includes the following:

     o Cash generation for the first six months of 2003 included the release of $25.0 million previously held in escrow in connection with the disposition of assets in a prior year.
     o Year-over-year increase in net income of $14.0 million, after adjusting for the 2003 expense associated with the early extinguishment in debt, and the year-over-year increase in non-cash charges.
     o Net additional usage in working capital accounts of $3.3 million for the impact of increased business activity as follows: usage of an additional $9.3 million and $11.1 million respectively compared to the prior year for increases in inventory and accounts receivable partially offset by increases of $7.2 million and $9.9 million in accounts payable and accrued expenses.

The net increase in accounts receivable, due primarily to the increase in trade sales, also includes a reduction in allowance for doubtful accounts of $0.2 million from December 31, 2003 to $2.8 million reported on June 30, 2004. The decrease in the allowance reflects the combination of actual amounts written off and reduction in specific concerns included in the December 31, 2003 balance, offset partially by an increase in trade receivables.

On account of the decline in asset values of our company sponsored defined benefit plan during 2001 and 2002, annual cash contributions to the pension fund increased in 2003 and will increase by a greater amount in 2004. The decline in asset value is due to overall weakness in the stock and bond markets prior to 2003. Cash contributions for domestic plans were $3.5 million for 2003 and are expected to be approximately $12.0 million for 2004. As of June 30, 2004, $3.0 million in contributions have been made. We do not expect to make any contributions to our other post-retirement benefits plans in 2004. Furthermore, we adjusted our minimum pension liability at the end of 2003 in accordance with SFAS No. 87 "Employers' Accounting for Pensions." The adjustment resulted in a non-cash increase of shareholders' equity of $2.5 million compared to a reduction of $14.2 million recorded at the end of 2002. We believe that cash flow from operations and amounts available under our revolving credit agreement will be sufficient to cover the higher pension contribution levels.

Net cash used for investing activities for the first six months of 2004 was $8.4 million compared to $7.2 million for the same period of 2003. Purchases for property, plant and equipment during this period of 2004 were $8.4 million compared to $6.8 million for the same period of 2003. We expect to utilize approximately $24.0 million in available cash for capital expenditures in 2004, including approximately $5.0 million for the construction of a manufacturing plant in the People's Republic of China. In the second quarter, the Company spent $1.0 million on the China project. The results for the first six months of 2003 also included $0.4 million for payments associated with the 2002 sale of an office building in Montgomery, Alabama.

Cash used in financing activities for the six months ended June 30, 2004 was $5.5 million compared to usage of $27.3 million for the same period of 2003. The 2004 results include the use of $4.9 million for scheduled payments on the Company's long term debt, $0.5 million capital contribution from the exercise of stock options, and the use of $1.1 million to pay additional fees related to the May 2003 refinancing of the Company's credit facilities. The results for the first six months of 2003 included a net use of $17.3 million to reduce long term debt that involved $118.0 million in new term loans under a new credit facilities and extinguishment of $135.8 million of existing long term debt, $9.7 million use for fees associated with the issuance of new and extinguishment of old debt, offset partially by a $0.2 million capital contribution from the exercise of stock options.

With the Refinancing Transactions completed in August 2004, the Company refinanced its debt by issuing 13.8 million shares of additional common stock at a price of $10 per share, new 8.875% Senior Subordinated Notes due in 2012, and amending and restating its secured credit facilities. The amended and restated credit facilities consist of the new $100.0 million revolving credit facility, a $4.9 million Canadian term loan facility, a $265.0 million Term B loan facility and a $50.0 million Second Collateral Institutional Loan ("SCIL") facility. The amended and restated credit facilities also provided for, among other things, revisions and additions to our financial covenants, interest rates, compliance reporting requirements and prepayment premiums. The loans are secured primarily by substantially all of our domestic assets and stock of certain subsidiaries. In addition, the Canadian term loan facility is secured by the assets of our Canadian subsidiaries.

As of the filing date of this report, the Refinancing Transactions are complete except for the redemption of the 13% Senior Subordinated notes which have now been called. Upon completion of the 30 day notice period, during which funds to retire these notes are being held in trust, these notes will be fully redeemed. Giving effect to the completion of these transactions, our total outstanding debt as of August 9, 2004 was $536.7 million, consisting of $41.8 million drawn on the revolving credit facility, $4.9 million drawn on the Canadian term loan facility, $265.0 million drawn on the Term B loan facility, $50.0 million drawn on the SCIL facility, and $175.0 million in aggregate principal amount of 8.875% Senior Subordinated Notes due 2012. A total of 13,800,000 shares of common stock were issued, increasing outstanding shares to 44,760,948. Cash fees and expenses related to these transactions were $26.9 million as of August, 2004.

Subsequent to the amendment and restatement of our senior credit facilities, the terms of the revolving credit facility will be five years, the terms of the Canadian term loan facility and Term B loan facility will be six years and the terms of the SCIL facility will be six and one half years, in each case, from the date of the completion of the refinancing transactions. Scheduled quarterly payments under the amended and restated credit facilities will be as follows: the Canadian term loan facility will require quarterly payments of US $12,212, with a final payment of $4.6 million due on the maturity date, the Term B loan facility will require quarterly payments of $662,500, with a final payment of $249.1 million due on the maturity date, and the SCIL facility will not require any quarterly payments and will be payable in a single payment on the maturity date. The amended and restated senior credit facilities may be prepaid at any time, however, any repayment of the SCIL facility during the first two years of the term will result in a prepayment fee to the lenders under most circumstances. The amount available to be drawn on the revolving credit facility will be restricted by our First Lien Credit Facilities leverage ratio. As of August 9, 2004, unused availability under our new revolver facility was $50.4 million after giving effect to approximately $7.8 million of letters of credit outstanding. We believe that, with the completion of the Refinancing Transactions, cash flows from operations and the revolver facility will be sufficient to meet the interest and principal payment obligations of all of our outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to public enterprises in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation on January 1, 2004 did not have a material impact on the Company's financial statements.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

There were no changes in the Registrant's internal control over financial reporting that occurred during the period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


PART II Other Information

Item 6(a) Exhibits

** 31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer for the quarter ended June 30, 2004.

** 31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended June 30, 2004.

** 32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer for the quarter ended June 30, 2004.

** 32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended June 30, 2004.


Item 6(b)   Reports on Form 8-K

     On July 19, 2004, the Company released on Form 8-K its financial results and public release for the second quarter 2004.

     On July 20, 2004, the Company issued a press release announcing the filing of an amendment to a registration statement with the Securities and Exchange Commission for a proposed offering of $125 million of its common stock and a proposed offering by Blount, Inc., its wholly-owned subsidiary, of $175 million in principal amount of Senior Subordinated Notes due 2012.

     On August 12, 2004, the Company released on Form 8-K an announcement regarding the completion of financing transactions.

** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date: August 13, 2004    /s/ Calvin E. Jenness
                       -----------------------------
                       Calvin E. Jenness
                       Senior Vice President, Chief Financial Officer and Treasurer