Form 10-Q
period 2004-09-30
BLOUNT INTERNATIONAL INC
filed 2004-11-12
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

{X}	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

OR

{ }	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	63 0780521 (I.R.S. Employer Identification No.)
4909 SE International Way Portland, Oregon (Address of principal executive offices)	97222-4679 (Zip Code)
(503) 653-8881 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange

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

Yes {X}	No { }

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes { }	No (X}

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2004
$ .01 Par Value	44,799,116

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I Consolidated Financial Information
Item 1 - Consolidated Financial Statements
Unaudited Consolidated Statements of Income Three and nine months ended September 30, 2004 and 2003 (restated)	3
Unaudited Consolidated Balance Sheets September 30, 2004 and December 31, 2003	4
Unaudited Consolidated Statements of Cash Flows Nine months ended September 30, 2004 and 2003	5
Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit) - three and nine months ended September 30, 2004 and 2003	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2 - Management's Discussion and Analysis	23
Item 4 - Controls and Procedures	31
Part II Other Information
Item 6 - Exhibits and Reports on Form 8-K	31
Signature	32

ITEM 1 - FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions, except per share data)	2004	(Restated) 2003	2004	(Restated) 2003

Sales	$173.7	$145.8	$508.5	$399.9
Cost of sales	113.5	95.6	333.0	262.2
Gross profit	60.2	50.2	175.5	137.7
Selling, general and administrative expenses	29.1	26.0	88.7	75.7
Restructuring expenses				0.2
Operating income	31.1	24.2	86.8	61.8
Interest expense	(17.5)	(17.4)	(52.1)	(52.7)
Interest income	0.8	0.2	2.1	4.0
Other expense (Note 10)	(43.7)	(0.2)	(43.7)	(3.3)
Income (loss) before income taxes	(29.3)	6.8	(6.9)	9.8
Provision for income taxes	2.5	43.0	8.9	44.2
Net loss	$(31.8)	$(36.2)	$(15.8)	$(34.4)

Basic loss per share	$(0.79)	$(1.17)	$(0.46)	$(1.12)

Diluted loss per share	$(0.79)	$(1.17)	$(0.46)	$(1.12)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

(Dollar amounts in millions, except share and per share data)	September 30, 2004	Audited December 31, (Restated) 2003

Assets

Current assets:
Cash and cash equivalents	$21.7	$35.2
Accounts receivable, net of allowance for doubtful accounts of $2.7 and $3.0 respectively	78.6	64.4
Inventories	81.5	67.7
Other current assets	31.0	29.7
Total current assets	212.8	197.0
Property, plant and equipment, net of accumulated depreciation of $200.3 and $191.1 respectively	92.0	92.0
Goodwill	76.9	76.9
Other assets	41.1	38.1
Total Assets	$422.8	$404.0

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$2.7	$6.6
Accounts payable	34.8	29.7
Accrued expenses	71.7	73.7
Current deferred income taxes	0.2
Total current liabilities	109.4	110.0
Long-term debt, exclusive of current maturities	517.7	603.9
Deferred income taxes, exclusive of current portion	2.9	2.8
Other liabilities	75.3	81.0
Total Liabilities	705.3	797.7
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 44,799,116 and 30,827,738 outstanding	0.4	0.3
Capital in excess of par value of stock	552.1	424.6
Accumulated deficit	(832.2)	(816.4)
Deferred stock compensation	(0.1)
Accumulated other comprehensive income	(2.7)	(2.2)
Total Stockholders’ Deficit	(282.5)	(393.7)
Total Liabilities and Stockholders’ Equity (Deficit)	$422.8	$404.0
The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Nine months ended September 30,
(Dollar amounts in millions)	2004	(Restated) 2003
Cash flows from operating activities:
Net loss	$(15.8)	$(34.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Early extinguishment of debt	47.0	2.8
Depreciation, amortization and other non-cash charges	17.5	16.1
Deferred income taxes		41.3
Loss on disposals of property, plant and equipment	0.4	0.3
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(14.0)	(7.6)
(Increase) decrease in inventories	(13.8)	(2.8)
(Increase) decrease in other assets	(1.0)	6.3
Increase (decrease) in accounts payable	5.2	6.4
Increase (decrease) in accrued expenses	(8.6)	(7.2)
Increase (decrease) in other liabilities	(5.8)	14.4
Net cash provided by operating activities	11.1	35.6
Cash flows from investing activities:
Proceeds from (payments related to) sales of property, plant and equipment	0.1	(0.6)
Purchases of property, plant and equipment	(12.0)	(12.0)
Net cash used in investing activities	(11.9)	(12.6)
Cash flows from financing activities:
Issuance of long-term debt	435.5	118.0
Reduction of debt	(533.3)	(137.1)
Capital contribution	138.0
Capital contribution - Issuance Costs	(11.3)
Exercise of stock options	0.7	0.2
Debt issuance costs	(10.9)	(9.7)
Debt redemption costs	(31.4)	(0.1)
Net cash used in financing activities	(12.7)	(28.7)
Net increase (decrease) in cash and cash equivalents	(13.5)	(5.7)
Cash and cash equivalents at beginning of period	35.2	26.4
Cash and cash equivalents at end of period	$21.7	$20.7

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Blount International, Inc. and Subsidiaries

(Dollar amounts in millions)	Common Stock	Capital in Excess of Par Value of Stock	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Total
Three months and nine months ended September 30, 2004
Balance June 30, 2004 (Restated)	$ 0.3	$ 425.3	$ (800.4)	$ (0.1)	$ (2.8)	$ (377.7)
Net loss			(31.8)			(31.8)
Other comprehensive loss, net:
Foreign currency translation adjustment					0.2	0.2
Unrealized losses					(0.1)	(0.1)
Comprehensive loss						(31.7)
Capital Contribution	0.1	126.6				126.7
Exercise of Stock Options		0.2				0.2
Balance September 30, 2004	$ 0.4	$ 552.1	$ (832.2)	$ (0.1)	$ (2.7)	$ (282.5)

Balance on December 31, 2003 (Restated)	$ 0.3	$ 424.6	$(816.4)		$ (2.2)	$ (393.7)
Net loss			(15.8)			(15.8)
Other comprehensive loss, net:
Foreign currency translation adjustment					(0.1)	(0.1)
Unrealized losses					(0.4)	(0.4)
Comprehensive loss						(16.3)
Capital Contribution	0.1	126.6				126.7
Exercise of stock options		0.7				0.7
Deferred stock compensation		0.2		$ (0.2)		0.0
Amortization of deferred stock compensation				0.1		0.1
Balance on September 30, 2004	$ 0.4	$ 552.1	$(832.2)	$ (0.1)	$ (2.7)	$ (282.5)

Three months and nine months ended September 30, 2003
Balance June 30, 2003 (Restated)	$ 0.3	$ 424.5	$ (784.5)	$ (6.2)	$ (365.9)
Net loss			(36.2)		(36.2)
Other comprehensive loss, net:
Foreign currency translation adjustment				0.5	0.5
Comprehensive loss					(35.7)
Balance September 30, 2003 (Restated)	$ 0.3	$ 424.5	$ (820.7)	$ (5.7)	$ (401.6)

Balance on December 31, 2002	$ 0.3	$ 424.3	$ (786.3)	$ (7.2)	$ (368.9)
Net loss			(34.4)		(34.4)
Other comprehensive income, net:
Foreign currency translation adjustment				1.3	1.3
Unrealized gains				0.2	0.2
Comprehensive loss					(32.9)
Exercise of Stock Options		0.2			0.2
Balance on September 30, 2003 (Restated)	$ 0.3	$ 424.5	$ (820.7)	$ (5.7)	$ (401.6)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2004 and the results of operations and cash flows for the periods ended September 30, 2004 and 2003. These financial statements should be read in conjunction with the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Note that our 10-K will be restated on Form 10-K/A as discussed in Note 14.

Subsequent to September 30, 2004, the Company received $26.6 million in payments from the Internal Revenue Service consisting of refund claims of $21.6 million, which was reflected in other current assets as of September 30, 2004, and accumulated interest of $5.0 million. The Company has restated its historical financial results in this filing to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004, as further discussed in Note 14.

The Company’s internet home page is http://www.blount.com.

NOTE 2:
STOCK BASED COMPENSATION

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant less the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123”. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings and net earnings per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions, except per share amounts)	2004	(Restated) 2003	2004	(Restated) 2003
Net loss, as reported	$(31.8)	$(36.2)	$(15.8)	$(34.4)
Add: Stock-based employee compensation cost, net of tax, included in income			0.1	0.1
Deduct: Total stock-based employee compensation cost, net of tax that would have been included in net income under the fair value method	(0.1)	(0.2)	(0.7)	(0.9)
Proforma net loss	$(31.9)	$(36.4)	$(16.4)	$(35.2)
Basic income per share
As reported	$(0.79)	$(1.17)	$(0.46)	$(1.12)
Pro forma	(0.79)	(1.18)	(0.48)	(1.14)
Diluted income per share
As reported	$(0.79)	$(1.17)	$(0.46)	$(1.12)
Pro forma	(0.79)	(1.18)	(0.48)	(1.14)

NOTE 3:
RESTRUCTURING EXPENSES

In the first quarter of 2002, the Company incurred a restructuring charge related to the closure and relocation of the Company’s headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and was subsequently adjusted to reflect transition expenses and a revision of estimates. In the fourth quarter of 2002, the Company recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between its plants within its Oregon Cutting Systems Group. In the first quarter of 2003, the Company recorded an additional $0.2 million in restructuring expenses associated with this Oregon Cutting Systems Group relocation project for severance expenses affecting 19 hourly employees and 4 salaried employees. Previous actions represent a 2001 plant closure, benefit modification and reduction in headcount. During the third quarter of 2004, final restructuring expenses were recognized and charged against these liabilities, bringing the total restructuring liability balances to zero. The following table summarizes expenses, adjustments and charges to the liabilities for each of the restructuring actions for the periods ended December 31, 2003, and September 30, 2004.

	Restructuring Actions
(Dollar amounts in millions)	Previous Actions	Corporate Office Relocation	Asset Relocation	Total
Balance as of January 1, 2003	$1.1	$0.4	$1.4	$ 2.9
Expenses/Adjustments	(0.1)	0.1	0.2	0.2
Charges against liability	(0.6)	(0.4)	(1.3)	(2.3)
Balance at December 31, 2003	$(0.4)	$0.1	$0.3	$0.8

Balance as of January 1, 2004	$0.4	$0.1	$0.3	$0.8
Charges against liability	(0.4)	(0.1)	(0.3)	(0.8)
Balance at September 30, 2004	$0.0	$0.0	$0.0	$ 0.0

NOTE 4:
INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(Dollar amounts in millions)	2004	2003
Finished goods	$38.8	$34.8
Work in process	13.3	10.7
Raw materials and supplies	29.4	22.2
Total inventories	$81.5	$67.7

NOTE 5:
SEGMENT INFORMATION

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003

Sales
Outdoor Products	$109.8	$92.5	$314.1	$265.6
Industrial and Power Equipment	52.7	45.1	159.8	108.2
Lawnmower	11.5	8.3	35.3	26.4
Elimination	(0.3)	(0.1)	(0.7)	(0.3)
Total sales	173.7	145.8	508.5	399.9

Operating income (loss)
Outdoor Products	28.0	24.0	80.4	66.9
Industrial and Power Equipment	6.0	3.8	15.6	4.7
Lawnmower	0.6	(0.4)	1.9	(0.7)
Corporate expenses /elimination	(3.5)	(3.2)	(11.1)	(8.9)
Restructure expense	-	-	-	(0.2)
Operating income	31.1	24.2	86.8	61.8
Interest expense	(17.5)	(17.4)	(52.1)	(52.7)
Interest income	0.8	0.2	2.1	4.0
Other income (expense), net	(43.7)	(0.2)	(43.7)	(3.3)
Income (loss) before income taxes	$(29.3)	$6.8	$(6.9)	$9.8

NOTE 6:
COMMITMENTS AND CONTINGENT LIABILITIES

In 2004 the Company entered into agreements totaling $2.9 million covering the rights for the use of land for 50 years and the construction of a manufacturing facility in Fuzhou, Fujian Province in The People’s Republic of China. As of September 30, 2004, the Company had made payments of $1.0 million against these agreements.

The Company provides guarantees and other commercial commitments summarized in the following table (in millions):

(Dollar amounts in millions)	Total at September 30, 2004

Product warranty (1)	$5.2
Standby letters of credit (2)	7.9
Third party financing recourse agreement (2) (3)	4.0
Accounts receivable securitization (2) (4)	0.5
Total	$17.6

(1)    Product warranties are reported as accrued expenses within total current liabilities on the balance sheet.
(2)    Not recorded as a liability in the financial statements.

(3)    Applicable to the third party financing agreements for customer equipment purchases from Lawnmower and Industrial and Power Equipment segments.
(4)    Including the guarantees of certain accounts receivable of the Lawnmower segment customers to a third party financing company.

In addition to these amounts, Blount International, Inc. also guarantees certain debt of its subsidiaries (see Note 9 to the Consolidated Financial Statements).

Product warranty obligations are recorded as a liability on the balance sheet and are estimated through historical customer claims, supplier performance and new product performance. Should a change in trends occur in customer claims, an increase or decrease in the warranty liability may be necessary. Changes in the Company’s warranty reserve for periods ended September 30, 2004 and 2003 are as follows (in millions):

	Nine Months Ended September 30,
(Dollar amounts in millions)	2004	2003

Balance as of December 31, 2003 and 2002	$ 4.1	$ 3.5
Accrued	4.8	2.9
Payments made (in cash or in-kind)	(3.7)	(2.5)
Balance as of September 30, 2004 and 2003	$ 5.2	$ 3.9

Blount was named a potentially liable person (“PLP”) by the Washington State Department of Ecology (“WDOE”) in connection with the Pasco Sanitary Landfill Site (“Site”). This Site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the Site. It further believes that the Site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. Accordingly, based both on volume and on nature of its waste, the Company believes that it is a de minimis contributor.

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute costs of subsequent studies or remediation, if any. The Company is unable to estimate such costs or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company’s potential share ranged from approximately $20,000 to $250,000.

The Company has accrued $75,000 at December 31, 2003 and September 30, 2004 for the potential costs of any clean-up. The Company spent zero and $5,600 in the years ended December 31, 2003 and 2002 respectively to administer compliance with respect to the Pasco Site, primarily for the cost of outside counsel to provide updates on the Site status.

In July 2001, the Company’s former Federal Cartridge Company subsidiary (“Federal”) received notice from the Region V Office of the United States Environmental Protection Agency (“EPA”) that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules and regulations or permit conditions at Federal’s Anoka, Minnesota ammunition manufacturing plant. The alleged violations included (i) unpermitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations and (iv) improper training of certain responsible personnel. The Company retained the liability for this matter under the terms of the sale of its Sporting Equipment Group (“SEG”) segment (including Federal) to Alliant Techsystems, Inc. (“ATK”), as discussed in Note 5 of the 2003 Annual Report on Form 10-K.

In March 2002, the EPA served an Administrative Complaint and Compliance Order (“Complaint”) against Federal. The Complaint proposed civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. On December 6, 2002, in response to several preliminary cross motions, the assigned Administrative Law Judge ("ALJ") held Federal liable for $6,270 in civil penalties and stated that the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. This hearing was held in January 2003.

On September 3, 2004, the ALJ issued a decision assessing $225,000 in civil penalties against Federal. The Company has paid this fine in November of 2004, and intends to continue to pursue partial indemnification of the amount paid and related attorney fees against a prior owner of Federal.
The amount assessed was within the amount the Company had reserved for this matter, and the payment did not have a material adverse effect on the Company's consolidated financial condition, operating results or cash flows.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process until late 2004 at the earliest. The EPA has indicated that its de minimis settlement offer will be based upon volume of waste at a uniform per gallon price among all de minimis parties. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

On December 3, 2003, the Company’s Oregon Cutting Systems facility in Milwaukie, Oregon underwent a Resource Conservation and Recovery Act (“RCRA”) hazardous waste management inspection by the Oregon Department of Environmental Quality (“DEQ”). On February 10, 2004, the Company received a Notice of Non-Compliance (“Notice”) from the DEQ regarding alleged violations of state and federal hazardous waste management regulations. None of the alleged violations concern a release or discharge into the environment.

In response to the Notice, the Company took certain corrective actions and asked for further explanation of some of the alleged violations. After considering the Company's various responses, on September 28, 2004, DEQ issued a Notice of Violation and Assessment of Civil Penalty in the amount of $13,400 in the aggregate. The Company did not contest this decision, and has paid the fine. The Company does not believe that this payment will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. One such suit resulted in the Company paying its self-insured retention of $1.0 million during the second quarter of 2003. In addition, the Company is a party to a number of other suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on consolidated financial condition or operating results.

The Company accrues, by a charge to income, an amount related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for any matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all of the current circumstances.

NOTE 7:
OTHER INFORMATION

During the nine months ended September 30, 2004, net tax payments of $6.8 million were made compared to $5.6 million last year. The Company has periods from fiscal years 2001 through 2003 open for review with the Internal Revenue Service. The United States of America and Canadian Competent Authority have resolved transfer pricing issues for years that include 1994 through 1999. Interest paid during the nine months ended September 30, 2004 and 2003 was $60.7 million and $56.2 million, respectively.

NOTE 8:
EARNINGS (LOSS) PER SHARE DATA

For the three months and nine months ended September 30, 2004 and 2003, net income (loss) and shares used in the earnings (loss) per share ("EPS") computations were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions, except per share data)	2004	(Restated)* 2003	2004	(Restated)* 2003

Net loss as reported	$ (31.8)	$ (36.2)	$ (15.8)	$ (34.4)
Shares:
Basic EPS - weighted average common shares outstanding	40,180,449	30,814,073	33,992,131	30,805,794
Dilutive effect of stock options
Diluted EPS - weighted average common shares outstanding	40,180,449	30,814,073	33,992,131	30,805,794

*Net income (loss) restated, see Note 14.

NOTE 9:
CONSOLIDATING FINANCIAL INFORMATION

As a result of the refinancing transactions that the Company completed as of August 9, 2004, the Company has one registered debt security, the 8 7/8% Senior Subordinated Notes that are due August 1, 2012. These notes are fully and unconditionally, jointly and severally, guaranteed by Blount International and all of the Company’s domestic subsidiaries (“guarantor subsidiaries”). All guarantor subsidiaries of these 8 7/8% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company. While Blount International and all of the Company’s domestic subsidiaries guarantee these 8 7/8% Senior Subordinated Notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes, although 65% of the stock of such foreign subsidiaries has been pledged in support of the indebtedness.

For the periods prior to the third quarter ended September 30, 2004, Blount had two registered debt securities that were redeemed in the third quarter of 2004 that had different guarantees: 1) 7% Senior Notes due September 15, 2005, and 2) 13% Senior Subordinated Notes due August 1, 2009. These notes were redeemed in full as a result of the refinancing transactions that occurred on August 9, 2004. The 7% Senior Notes were fully and unconditionally, jointly and severally, guaranteed by the Company. Holders had first priority interest in all the shares or other equity interest of all domestic subsidiaries and other entities, first priority mortgage on all principal domestic properties, 65% of outstanding shares of first tier foreign subsidiaries, which were held in parri passu, ratably, with the rights of our secured credit facility lenders. The 13% Senior Subordinated Notes were fully and unconditionally, jointly and severally, guaranteed by Blount International and all of the Company’s domestic subsidiaries (“guarantor subsidiaries”). All guarantor subsidiaries of the 13% Senior Subordinated Notes were 100% owned, directly or indirectly, by the Company. While Blount International and all of the Company’s domestic subsidiaries guaranteed the 13% Senior Subordinated Notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guaranteed the 13% Senior Subordinated Notes.

The following consolidating financial information sets forth condensed consolidating financial information, statements of operations and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries (in millions).

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

(Dollar amounts in millions)	Blount International, Inc.	Blount Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations Nine months ended September 30, 2004
Sales		$ 339.3	$ 115.6	$ 173.2	$ (119.6)	$ 508.5
Cost of sales		242.0	91.8	124.0	(124.8)	333.0
Gross profit		97.3	23.8	49.2	5.2	175.5
Selling, general and administrative expenses		54.2	13.1	21.4		88.7
Operating income		43.1	10.7	27.8	5.2	86.8
Interest expense	$ (15.4)	(35.4)	(0.1)	(1.2)		(52.1)
Interest income		1.7	0.1	0.3		2.1
Other income (expense), net	(5.6)	(36.7)	(0.3)	(1.1)		(43.7)
Income (loss) from continuing operations before income taxes	(21.0)	(27.3)	10.4	25.8	5.2	(6.9)
Provision (benefit) for income taxes			0.5	8.4		8.9
Income (loss) from continuing operations	(21.0)	(27.3)	9.9	17.4	5.2	(15.8)
Equity in earnings (losses) of affiliated companies, net	8.8	32.5	0.1		(41.4)
Net Income (loss)	$ (12.2)	$ 5.2	$ 10.0	$ 17.4	$ (36.2)	$(15.8)

Three months ended September 30, 2004
Sales		$ 110.5	$ 38.2	$ 60.8	$ (35.8)	$ 173.7
Cost of sales		74.2	30.9	44.6	(36.2)	113.5
Gross profit		36.3	7.3	16.2	0.4	60.2
Selling, general and administrative expenses		17.8	4.0	7.3		29.1
Operating income		18.5	3.3	8.9	0.4	31.1
Interest expense	$ (5.2)	(11.9)	0.1	(0.5)		(17.5)
Interest income		0.6	0.1	0.1		0.8
Other income (expense), net	(5.6)	(37.3)	(0.3)	(0.5)		(43.7)
Income (loss) from continuing operations before income taxes	(10.8)	(30.1)	3.2	8.0	0.4	(29.3)
Provision (benefit) for income taxes			0.1	2.4		2.5
Income (loss) from continuing operations	(10.8)	(30.1)	3.1	5.6	0.4	(31.8)
Equity in earnings (losses) of affiliated companies, net	(16.4)	9.0			7.4
Net Income (loss)	$ (27.2)	$ (21.1)	$ 3.1	$ 5.6	$ 7.8	$ (31.8)

(Dollar amounts in millions)	Blount International, Inc.	Blount Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations Nine months ended September 30, 2003 (Restated)
Sales		$ 262.6	$ 89.8	$ 149.2	$ (101.7)	$ 399.9
Cost of sales		185.8	70.4	110.0	(104.0)	262.2
Gross profit		76.8	19.4	39.2	2.3	137.7
Selling, general and administrative expenses		45.5	12.3	17.9		75.7
Restructuring expenses			0.2			0.2
Operating income		31.3	6.9	21.3	2.3	61.8
Interest expense	$ (14.8)	(36.1)	(0.3)	(1.5)		(52.7)
Interest income		3.8		0.2		4.0
Other income (expense), net		(2.3)	(0.1)	(0.9)		(3.3)
Income (loss) from continuing operations before income taxes	(14.8)	(3.3)	6.5	19.1	2.3	9.8
Provision (benefit) for income taxes	(0.7)	30.6	2.4	11.9		44.2
Income (loss) from continuing operations	(14.1)	(33.9)	4.1	7.2	2.3	(34.4)
Equity in earnings (losses) of affiliated companies, net	(23.7)	13.5	0.2		10.0
Net Income (loss)	$ (37.8)	$ (20.4)	$ 4.3	$ 7.2	$ 12.3	$ (34.4)

Three months ended September 30, 2003 (Restated)
Sales		$ 98.3	$ 29.8	$ 51.8	$ (34.1)	$ 145.8
Cost of sales		69.8	23.4	38.3	(35.9)	95.6
Gross profit		28.5	6.4	13.5	1.8	50.2
Selling, general and administrative expenses		16.0	4.2	5.8		26.0
Restructuring expenses
Operating income		12.5	2.2	7.7	1.8	24.2
Interest expense	$ (4.9)	(12.4)		(0.1)		(17.4)
Interest income		0.1		0.1		0.2
Other income (expense), net		0.3	(0.1)	(0.4)		(0.2)
Income (loss) from continuing operations before income taxes	(4.9)	0.5	2.1	7.3	1.8	6.8
Provision for income taxes	3.2	36.2	0.8	2.8		43.0
Income (loss) from continuing operations	(8.1)	(35.7)	1.3	4.5	1.8	(36.2)
Equity in earnings (losses) of affiliated companies, net	(29.5)	7.7			21.8
Net Income (loss)	$ (37.6)	$ (28.0)	$ 1.3	$ 4.5	$ 23.6	$ (36.2)

(Dollar amounts in millions)	Blount International, Inc.	Blount Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents		$ (1.6)	$ (0.6)	$ 23.9		$ 21.7
Accounts receivable, net		42.0	10.8	25.8		78.6
Intercompany receivables		207.0	35.9	14.1	$ (257.0)
Inventories		35.3	24.6	21.6		81.5
Other current assets		28.9	0.4	1.8	(0.1)	31.0
Total current assets		311.6	71.1	87.2	(257.1)	212.8

Investments in affiliated companies	$ (23.3)	214.9		0.3	(191.9)
Property, plant and equipment, net		25.7	32.8	33.5		92.0
Cost in excess of net assets of acquired businesses, net		39.7	30.7	6.5		76.9
Other assets		35.4	1.5	4.2		41.1
Total Assets	$ (23.3)	$ 627.3	$ 136.1	$ 131.7	$ (449.0)	$ 422.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt		$ 1.4		$ 1.3		$ 2.7
Accounts payable		18.6	$ 8.4	7.8		34.8
Intercompany payables	$ 257.0				$ (257.0)
Accrued expenses		47.6	10.3	14.1	(0.1)	71.9
Total current liabilities	257.0	67.6	18.7	23.2	(257.1)	109.4
Long-term debt, exclusive of current maturities		514.1		3.6		517.7
Deferred income taxes, exclusive of current portion		0.5		2.4		2.9
Other liabilities	2.2	68.4	3.7	1.0		75.3
Total Liabilities	259.2	650.6	22.4	30.2	(257.1)	705.3
Stockholders equity (deficit)	(282.5)	(23.3)	113.7	101.5	(191.9)	(282.5)
Total Liabilities and Stockholders’ Equity (Deficit)	$ (23.3)	$ 627.3	$ 136.1	$ 131.7	$ (449.0)	$ 422.8

(Dollar amounts in millions)	Blount International, Inc.	Blount Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet December 31, 2003 (Restated)
ASSETS
Current assets:
Cash and cash equivalents		$ 13.7	$ (0.6)	$ 22.1		$ 35.2
Accounts receivable, net		36.4	10.0	18.0		64.4
Intercompany receivables		289.7	37.6	10.6	$ (337.9)
Inventories		28.4	21.1	18.2		67.7
Other current assets		28.1	0.6	1.2	(0.2)	29.7
Total current assets		396.3	68.7	70.1	(338.1)	197.0

Investments in affiliated companies	$ (34.7)	201.0		0.2	(166.5)
Property, plant and equipment, net		27.6	33.5	30.9		92.0
Cost in excess of net assets of acquired businesses, net		39.7	30.7	6.5		76.9
Other assets		33.0		5.1		38.1
Total Assets	$ (34.7)	$ 697.6	$ 132.9	$ 112.8	$ (504.6)	$ 404.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current maturities of long-term debt		$ 5.6		$ 1.0		$ 6.6
Accounts payable		17.0	$ 5.8	6.9		29.7
Intercompany payables	$ 337.9				$ (337.9)
Accrued expenses		54.0	8.1	11.8	(0.2)	73.7
Total current liabilities	337.9	76.6	13.9	19.7	(338.1)	110.0
Long-term debt, exclusive of current maturities	22.2	581.7		0.0		603.9
Deferred income taxes, exclusive of current portion		0.4		2.4		2.8
Other liabilities	2.6	70.0	2.9	5.5		81.0
Total Liabilities	362.7	728.7	16.8	27.6	(338.1)	797.7
Stockholders equity (deficit)	(397.4)	(31.1)	116.1	85.2	(166.5)	(393.7)
Total Liabilities and Stockholders’ Equity (Deficit)	$ (34.7)	$ 697.6	$ 132.9	$ 112.8	$ (504.6)	$ 404.0

(Dollar amounts in millions)	Blount International, Inc.	Blount Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows Nine months ended September 30, 2004
Net cash provided by (used in) continuing operations	$ (16.7)	$ 16.9	$ 1.6	$ 9.3		$ 11.1

Proceeds from sales of property, plant and equipment				0.1		0.1
Purchases of property, plant and equipment		(3.5)	(1.6)	(6.9)		(12.0)
Net cash (used in) investing activities		(3.5)	(1.6)	(6.8)		(11.9)

Cash flow from financing activities:
Issuance of long-term debt		435.5				435.5
Reduction of long-term debt	(24.4)	(508.2)		(0.7)		(533.3)
Capital contribution - net	126.7					126.7
Exercise of stock options	0.7					0.7
Debt refinancing costs	(5.6)	(36.7)				(42.3)
Advances from (to) affiliated companies	(80.7)	80.7
Net cash provided (used in) financing activities	16.7	(28.7		(0.7)		(12.7)

Net increase (decrease) in cash and cash equivalents		(15.3)	0.0	1.8		(13.5)
Cash and cash equivalents at beginning of period		13.7	(0.6)	22.1		35.2
Cash and cash equivalents at end of period	$ 0.0	$ (1.6)	$ (0.6)	$ 23.9		$ 21.7

Nine months ended September 30, 2003 (Restated)
Net cash provided by (used in) continuing operations	$ (11.4)	$ 37.7	$ 0.6	$ 8.7		$ 35.6

Proceeds from (payments related to) sales of property, plant and equipment		(0.6)				(0.6)
Purchases of property, plant and equipment		(8.5)	(0.8)	(2.7)		(12.0)
Net cash (used in) investing activities		(9.1)	(0.8)	(2.7)		(12.6)

Cash flow from financing activities:
Issuance of debt		118.0				118.0
Reduction of debt		(137.2)		0.1		(137.1)
Advances from (to) affiliated companies	11.4	(10.9)	(0.5)
Other financing activities		(9.6)				(9.6)
Net cash provided (used in) financing activities	11.4	(39.7)	(0.5)	0.1		(28.7)

Net increase (decrease) in cash and cash equivalents		(11.1)	(0.7)	6.1		(5.7)
Cash and cash equivalents at beginning of period		16.3	(0.1)	10.2		26.4
Cash and cash equivalents at end of period	$ 0.0	$ 5.2	$ (0.8)	$ 16.3		$ 20.7

NOTE 10:
DEBT AND FINANCING AGREEMENTS

On August 9, 2004, the Company completed certain financing transactions referred to as the “Refinancing Transactions” which included the issuance of 13,800,000 shares of Company stock, which generated gross proceeds of $138.0 million, the issuance of new 8.875% Senior Subordinated Notes due in 2012 that generated gross proceeds of $175.0 million and the amendment and restatement of the Company’s existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million. The amendment and restatement of the senior credit facilities included, among other things, a reduction in interest rates, revisions to financial compliance ratios, the addition of maximum leverage ratios and revised repayment terms. The amended and restated credit facilities consist of a revolving credit facility of up to $100.0 million, and term loans that include a $4.9 million Canadian term loan facility, a $265.0 million Term B loan facility and a $50.0 million Second Collateral Institutional Loan (‘‘SCIL’’) facility. The Company used the net proceeds from this financing to redeem 7% Senior Notes due 2005, a 12% Convertible Preferred Equivalent Security due 2013 and 13% Senior Subordinated Notes due 2009. Nonrecurring charges of $47.0 million were recorded in the third quarter and include $42.8 million recorded as other expense associated with the write-off of debt issuance costs, unamortized discounts and redemption premiums which were incurred and $4.2 million recorded as incremental net interest expense incurred during the 30 day redemption period of the Company’s former bonds.

With the amendment and restatement of our senior credit facilities, the terms of the revolving credit facility are five years, the terms of the Canadian term loan facility and Term B loan facility are six years and the terms of the SCIL facility are six and one half years, in each case, from the date of the completion of the refinancing transactions, on August 9, 2004. Scheduled quarterly payments under the amended and restated credit facilities are as follows: the Canadian term loan facility requires quarterly payments of US $12,212, with a final payment of $4.6 million due on the maturity date; the Term B loan facility requires quarterly payments of $662,500, with a final payment of $249.1 million due on the maturity date; and the SCIL facility does not require any quarterly payments and is payable in a single payment on the maturity date. The amended and restated senior credit facilities may be prepaid at any time, however, any repayment of the SCIL facility during the first two years of the term will result in the assessment of a prepayment fee to the lenders under most circumstances. The amount available to be drawn on the revolving credit facility is restricted by our First Lien Credit Facilities leverage ratio. As of September 30, 2004, the Company had $66.7 million of additional borrowing capacity available through the revolving credit facility.

Long-term debt at September 30, 2004 and December 31, 2003 consisted of the following:

(Dollar amounts in millions)	September 30, 2004	December 31, 2003
13% Senior subordinated notes		$ 323.2
7% Senior notes		149.7
Term loans	$ 319.9	115.5
12% preferred equivalent security		22.1
Revolving credit facility	25.5
8 7/8% Senior subordinated notes	175.0
Total debt	520.4	610.5
Less current maturities	(2.7)	(6.6)
Total long-term debt	$ 517.7	$ 603.9

The Company was in compliance with all debt covenants for the year ended December 31, 2003 and as of September 30, 2004.

NOTE 11:
PENSION AND POST-RETIREMENT BENEFIT PLANS

A summary of the components of net periodic pension cost for the Company’s pension and other post-retirement benefit plans, a non-cash item, for the nine months ended September 30, is as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003
Components of net periodic benefit:
Service cost	$ 3.7	$ 3.5	$ 0.3	$ 0.3
Interest cost	6.4	6.3	1.4	1.5
Expected return on plan assets	(5.5)	(4.8)	(0.1)	(0.1)
Amortization of prior service costs	0.3	0.3
Amortization of net (gain) loss	1.7	1.7	0.6	0.7
Total net period benefit cost	$ 6.6	$ 7.0	$ 2.2	$ 2.4

Through September 30, 2004, $12.5 million in contributions to the pension plans have been made during 2004 and an additional $2.0 million is expected to be made by December 31, 2004. The Company does not expect to make any contributions to its other post retirement benefit plans during 2004.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act introduces a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to the new Medicare Part D. The Company believes its Post-Retirement Medical Plan is actuarially equivalent to Part D and as such is reflecting a reduction in the annual net periodic postretirement benefit cost of $0.5 million, on account of the expected subsidy from Medicare Part D. The reduction of the net periodic post-retirement benefit cost is comprised of a $0.2 million reduction in the APBO benefits attributed to past service, a $0.2 million reduction in actuarial losses, and a $0.1 million reduction in the current period’s service cost.

NOTE 12:
OTHER ASSETS

The Company had other long-term assets of $41.1 million at September 30, 2004 compared to $38.1 million at December 31, 2003. This includes $23.9 million in unamortized deferred financing costs at September 30, 2004 compared to $21.5 million at December 31, 2003.

The deferred financing asset has been adjusted to reflect the refinancing transaction that occurred on August 9, 2004, as discussed in Note 10.  Amortization of the asset prior to this adjustment was $3.1 million for the nine months ended September 30, 2004.  As a result of this refinancing activity, deferred financing costs of $10.3 million related to the old debt were written off to expense and the remaining asset of $8.1 million related to the amended and restated credit facilities was combined with the new financing costs of $16.3 million for a total capitalized amount related to the new debt of $24.4 million.  Amortization of the newly defined deferred financing asset was $0.5 million for the third quarter, resulting in an ending balance of $23.9 million at September 30, 2004, and is projected to be $1.3 million for the year ending December 31, 2004.  The projected annual amortization of deferred financing cost assets, differentiated between those related to the retired debt and those related to the new debt (including the amended and restated credit facilities), is as follows:

(Dollar amounts in millions)	Retired Debt	New Debt	Annual
2004	$3.1	$1.3	$ 4.4
2005		3.3	3.3
2006		3.5	3.5
2007		3.6	3.6
2008 and beyond		12.7	12.7
Total amortization	$3.1	$24.4	$ 27.5

NOTE 13:
SUBSEQUENT EVENT

In October, 2004, the Company received a cash legal settlement of $3.9 million associated with its Industrial and Power Equipment Group. The Company will record this settlement as other income/expense in the fourth quarter of 2004, since it represented a gain contingency.

As of December 31, 2003, the Company had approximately $21.6 million in federal income taxes receivable relating to domestic net operating loss carrybacks, as well as income tax refund claims associated with the Competent Authority process between the United State of America and Canada for the years 1994 through 1999. As of September 30, this situation is reflected in the Consolidated Balance Sheet in other current assets. In October, 2004 the Company received the settlement of this income tax refund of $21.6 million, together with an additional $5.0 million representing interest income (see Note 14). These proceeds were applied to the Company’s revolving credit facility.

NOTE 14:
RESTATEMENT

Subsequent to September 30, 2004, the Company received $26.6 million in payments from the Internal Revenue Service, consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these payments, the Company has determined that a significant portion of the interest for the payments should have been recorded as income in prior reporting periods. Based on this determination, the Company has restated its historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004. The amounts included in this Form 10-Q reflect the restated and increased income amounts for comparative periods. The Company will be refiling the restated Forms 10-Q for the periods ended June 30, 2003, September 30, 2003, March 31, 2004 and June 30, 2004 as well as the restated annual Form 10-K for the period ended December 31, 2003.

The effect of this restatement on the balance sheet and income statement at December 31, 2003 and for the three months and nine months ended September 30, 2003 are as follows:

December 31, 2003
(Dollar amounts in millions)	Previously reported	Restated
Other current assets	$ 26.1	$ 29.7
Accumulated deficit	$ (820.0)	$ (816.4)

	Three months		Nine months
	ended September 30, 2003		ended September 30, 2003
(Dollar amounts in millions)	Previously reported	Restated	Previously reported	Restated

Interest income	$ 0.1	$ 0.2	$ 0.6	$ 4.0
Income (loss) before income taxes	6.7	6.8	6.4	9.8
Provision for income taxes	44.3	43.0	44.2	44.2
Net loss	(37.6)	(36.2)	(37.8)	(34.4)
Basic loss per share	(1.22)	(1.22)	(1.23)	(1.12)
Diluted loss per share	$ (1.22)	$ (1.22)	$ (1.23)	$ (1.12)

NOTE 15:
NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). The Company adopted the provisions of Statement No. 132 (revised) except for expected future benefit payments, which must be disclosed for fiscal years ending after September 15, 2004.

In January, 2004, FASB Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post retirement health care plans under Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Post-Retirement Benefactors Other Than Pensions,” and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.”

In May, 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining the Company’s accumulated post-retirement benefit obligation (“APBO”) and net periodic post-retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact period beginning after June 15, 2004. The Company has chosen to account for the measures of APBO and net periodic post-retirement benefit costs in this quarter. The Company’s measures of APBO and net periodic pension costs as of and for the nine months ended September 30, 2004, reflect the effect of the Act.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The following sets forth the results of the Company for the three months and nine months ended September 30, 2004 (unaudited) compared with three months and nine months ended September 30, 2003 (unaudited).

Subsequent to September 30th, the Company received $26.6 million in refunds from the Internal Revenue Service, consisting of tax refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these refunds, the Company has determined that a significant portion of the interest for the tax refunds should have been recorded as income in prior reporting periods. Based upon this determination, the Company has restated its historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004. The amounts included in this Form 10-Q reflect the restated and increased income amounts for prior periods (see Note 14).

Results for the third quarter and nine months ended September 30, 2004 showed year-over-year increases in operating performance, and also include charges associated with a series of refinancing transactions on August 9, 2004. Sales increased $27.9 million, or 19%, to $173.7 million and $108.6, or 27%, to $508.5 million respectively for the third quarter and nine months. The Company's total backlog increased $20.9 million during the third quarter from the second quarter to $151.2 million at September 30, 2004 and compares to $119.3 million at December 31, 2003 and $110.8 million at September 30, 2003.

For the third quarter, net loss was $31.8 million, or $0.79 per share, an improvement of $4.4 million from the same period last year. For the nine months, net loss was $15.8 million, or $0.46 per share, an improvement of $18.6 million compared to last year. The improved net income is due primarily to the growth in sales of 19% for the third quarter and 27% for the nine months year to date. Results for both years include significant non-recurring charges. Results for the third quarter and nine months ended September 30, 2004 include $47.0 million related to the August refinancing transactions, of which $42.8 million is recorded in other expense, and $4.2 million recorded as incremental net interest expense incurred during the 30 day redemption period of the Company’s former bonds. The same periods of 2003 include a tax provision charge of $39.7 million to record a valuation allowance on deferred tax assets.

Sales for the third quarter of 2004 were $173.7 million, compared to $145.8 million for the same period in 2003. The 19% increase reflected an improvement of 17% or more in all operating segments. The following factors contributed to the increase in sales:

•	Unit volume increases of our timber harvesting equipment yielded $3.8 million in incremental sales. This increase is due to improved conditions from last year’s third quarter within the domestic forestry products market as prices of lumber, pulp and paperboard increased from 2003 and is reflective of the success of marketing and supply agreements with Caterpillar Inc. that commenced during 2003. These agreements resulted in the introduction of the Timberking brand, which has been the primary source of year over year growth.
•	Increases in sales volumes of our Outdoor Products segment generated an additional $13.9 million in sales during the third quarter of 2004 as compared to the same period in 2003. International sales increased by 20% as the relative weakness of the U.S. dollar in 2004 compared to 2003 allowed our products to be priced more competitively. Also, sales of the ICS product line, which are used to cut concrete, increased by 27%.
•	The introduction of a new Dixon lawnmower model helped increase Lawnmower segment sales by $3.2 million, or 39%, in the third quarter of 2004 compared to the same period in 2003.
•	The effect of foreign currency translation resulted in $1.6 million in higher sales.

Sales for the nine months ended September 30, 2004 were $508.5 million, compared to $399.9 million for the same period in 2003. This 27% increase reflected improvements of 18% or more in all operating segments and was highlighted by the Industrial and Power Equipment segment, which had a year-over-year increase of 48%. The following factors contributed to the increase in sales:

•	Unit volume increases of our timber harvesting equipment yielded $40.3 million in incremental sales. This increase is due to improved conditions within the domestic forestry products market as prices of lumber, pulp and paperboard increased from 2003. The unit volume increase includes incremental shipments related to marketing and supply agreements with Caterpillar Inc. that commenced during 2003.
•	Increases in sales volumes of our Outdoor Products segment generated an additional $42.2 million in sales during the first nine months of 2004 as compared to the same period in 2003. International sales increased by 20% as the relative weakness of the U.S. dollar in 2004 compared to 2003 allowed our products to be priced more competitively. ICS sales grew by 24%. Sales of outdoor care products have increased by 16% primarily through the use of the Oregon brand name to gain new distribution.
•	The introduction of a new Dixon lawnmower model helped increase Lawnmower segment sales by $8.9 million, or 34%, in the third quarter of 2004 compared to the same period in 2003.
•	The effect of foreign currency translation resulted in $5.8 million in higher sales.

Operating income for the third quarter of 2004 was $31.1 million compared to $24.2 million for the same period in 2003. This $6.9 million, or 29%, increase reflected a $10.0 million increase in gross profit, partially offset by a $3.1 million, or 12%, increase in selling, general and administration expense (‘‘SG&A’’). The higher gross profit is primarily the result of $8.2 million of unit volume increases, $0.7 million in favorable currency translation, and $0.6 million for the net effect of changes to unit prices, production costs and product mix.

Operating income for the nine months ended September 30, 2004 was $86.8 million compared to $61.8 million for the same period in 2003. This $25.0 million, or 40%, increase reflected a $37.8 million increase in gross profit, partially offset by a $13.0 million, or 17%, increase in SG&A. The higher gross profit is primarily the result of $31.0 million of unit volume increases, $2.6 million in favorable currency translation, and the net effect of changes to unit prices, production costs and product mix providing another $4.2 million. Results for the nine months ended September 30, 2004 include higher year over year production costs of over $10 million related to the increased cost of steel, offset partially by selling price increases estimated at $4.5 million as compared to the same period in 2003. SG&A as a percent of sales is 17.4% compared to 18.9% for the same period in 2003.

Total SG&A expense in the third quarter of 2004 was $29.1 million compared to $26.0 million in 2003. For the nine months year to date, SG&A expense was $88.7 million compared to $75.7 million last year. These year-over-year increases of $3.1 million, or 12%, for the quarter and $13.0 million, or 17%, for the nine months year to date are largely attributable to business growth and include additional overseas operational expenses of $0.5 million and $1.8 million, respectively, compared to the prior year due to the weaker U.S. dollar. Increases in professional services, to ensure compliance with the Sarbanes-Oxley Act and for legal expenses were $0.2 million and $1.7 million respectively for the three months and nine months ending September 30, 2004. The Outdoor Products segment incurred SG&A increases from last year associated with the new enterprise resource planning system that was activated in the fourth quarter of 2003, of $1.3 million and $3.6 million for the three month and nine month periods due to higher depreciation, expense to outside service providers, and an increase in headcount. Advertising expense increased from last year $0.4 million and $1.6 million respectively as the Company invested in brand awareness programs. Expenses related to the Caterpillar agreement are comparable for the third quarter but compared to last year $0.9 million higher for the nine month period. Restructuring expense of $0.2 million was incurred in the first quarter of 2003 for severance associated with the relocation of a production process within the Outdoor Products segment.

Net loss for the third quarter of 2004 was $31.8 million, or $0.79 per share, compared to a net loss of $36.2 million, or $1.17 per share, for the same period in 2003. Net loss for the nine months ended September 30, 2004 was $15.8 million, or $0.46 per share, compared to a net loss of $34.4 million, or $1.12 per share, for the same period in 2003. The changes in net income for the three month and nine month periods are due primarily to the following:

•	Increases of $6.9 million and $25.0 million, respectively, in operating income primarily from growth in sales volume,
•	A $4.2 million non-recurring charge in net interest expense incurred during the 30 day hold period on redemption of public debt. This includes $4.5 million in interest expense offset partially by $0.3 million interest income for funds held in trust during the redemption period.
•	Increase in other expense of $43.5 million and $40.4 million, respectively, $42.8 million of which is for charges taken in the third quarter of 2004 associated with the August refinancing transactions. This was composed of $27.1 million for prepayment premiums, a $10.3 million write-off of deferred financing costs related to the extinguishment of debt, $5.3 million to write off unamortized discount relating to the extinguished debt, and $0.1 million miscellaneous fees related to extinguishment of debt. For the nine months ended September 30, 2003 other expense includes $2.8 million for debt extinguishment costs incurred in the second quarter.
•	$43.5 million and $40.4 million decreases, respectively, in provision for income taxes due primarily to $39.7 million charge taken in the third quarter of 2003 to establish a valuation allowance on the Company's deferred tax asset.

The following table reflects segment sales and contribution to operating income for the three months and nine months ended September 30, 2004 and 2003:

	Three months		Nine months
(unaudited)	Ended September 30,		Ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003
Sales
Outdoor Products	$ 109.8	$ 92.5	$ 314.1	$ 265.6
Industrial and Power Equipment	52.7	45.1	159.8	108.2
Lawnmower	11.5	8.3	35.3	26.4
Inter-Segment Elimination	(0.3)	(0.1)	(0.7)	(0.3)
Total Sales	$ 173.7	$ 145.8	$ 508.5	$ 399.9

Segment Contribution
Outdoor Products	$ 28.0	$ 24.0	$ 80.4	$ 66.9
Industrial and Power Equipment	6.0	3.8	15.6	4.7
Lawnmower	0.6	(0.4)	1.9	(0.7)
Inter-Segment Elimination	-	-	-	-
Contribution from segments	$ 34.6	$ 27.4	$ 97.9	$ 70.9
Corporate Office Expenses	(3.5)	(3.2)	(11.1)	(8.9)
Restructure Expenses	-	-	-	(0.2)
Operating Income	$ 1.1	$ 24.2	$ 86.8	$ 61.8

The principal reasons for these results are set forth below.

Outdoor Products

Sales for the Outdoor Products segment in the third quarter of 2004 were $109.8 million compared to $92.5 million in 2003, a 19% increase. For the nine month period, sales were $314.1 million compared to $265.6 million last year. For the quarter, the increase was driven by unit volume increases totaling $13.9 million and favorable foreign currency translation of $1.6 million. The net effect of increased unit selling prices and product mix contributed another $1.8 million compared to the same period in 2003. For the nine month period the sales volume impact is estimated at $42.2 million and the favorable foreign currency translation is $5.8 million, and $0.5 million for the net effect of prices and product mix. Demand across all of the segment’s product lines compared to 2003 is stronger due to weakness of the US dollar, the impact of severe weather in the southeast United States, and growth in sales to original equipment manufacturers. The segment’s order backlog increased by $2.1 million, or approximately 3%, during the third quarter to $79.4 million, and is reflective of both the substantial demand for saw chain products and some production capacity limitations. The Company is working to address this backlog in part by adding capacity during the balance of 2004 and in 2005.

This segment’s contribution to operating income increased to $28.0 million from $24.0 million in the third quarter of 2003. For the nine months ended September 30, contribution was $80.4 million compared to $66.9 million for the same period in 2003. The year-over-year increases for the quarter and nine months were driven by higher sales volumes of $6.0 million and $18.8 million respectively. The net effect of foreign currency translation contributed $0.7 million for the quarter and is now estimated at $0.8 million year to date. The weak U.S. dollar generally results in higher sales revenue for products sold in Europe and other foreign locations, offset by higher production costs for our product manufacturing in Canada and Brazil and higher SG&A expenses for foreign offices. The net effect of product mix, unit prices and product costs, excluding currency translation effects, had a negative effect of $0.1 million for the quarter, but contributed an additional $1.1 million for the nine month period. Rising steel prices are estimated to have increased production cost by $2.2 million for the quarter and $4.5 million year to date compared to the same periods last year. Selling price increases, implemented in response to the increase in steel costs, were initiated in the first half of 2004 and it is estimated the resulting recovery is now running at approximately 62%. SG&A expenses, excluding the estimated effect of currency, were up 18% for the quarter and 17% year to date, attributable largely to additional costs required in response to higher demand, as well as $3.6 million in incremental costs for the first nine months related to the start up of a new enterprise resource planning system that was activated in the fourth quarter of 2003.

Industrial and Power Equipment

Sales for the Industrial and Power Equipment Group segment (“IPEG”) in the third quarter of 2004 were $52.7 million compared to $45.1 million in the third quarter of 2003, a 17% increase. For the nine month period, sales were $159.8 million compared to $108.2 million for the same period in the prior year, representing a 48% increase. In general, market conditions within the United States forestry market improved over the past year as housing construction remained strong, prices for forestry products increased and imports of wood products decreased due to a weaker U.S. dollar. These factors resulted in overall increased demand for timber harvesting products.

The third quarter increase in sales includes a $3.8 million volume increase in timber harvesting unit shipments. The sales increase for nine months includes a $40.3 million volume increase. These increases in sales volume included $5.6 million and $26.1 million respectively for the quarter and nine months for products sold under the Timberking brand names, the first shipments of which started in the second half of 2003 in conjunction with our joint marketing and supply agreements with Caterpillar, Inc. Additional volume in the Company’s Gear Products unit yielded another $1.4 million for the quarter and $4.8 million for the nine months compared to a year ago. For the segment overall, the combined effect of price and mix provided an increase of $2.7 million for the quarter compared to last year, and a net increase of $7.3 million for the nine months. Results for both time periods reflect increased selling prices offset by a product mix shift to lower priced models. Segment backlog at the end of the third quarter was $59.8 million, and increased $12.1 million from year end 2003 and $16.5 million from the end of the third quarter of 2003.

IPEG’s segment contribution to operating income in the third quarter of 2004 was $6.0 million compared to $3.8 in the third quarter of 2003. For the nine months year to date, contribution was $15.6 million compared to $4.7 million last year. The $2.2 million increase for the third quarter was driven by sales volume with an estimated effect of $1.5 million, and also includes a net effect of prices, production costs, and product mix of $0.9 million. Higher production costs include the effect of higher steel prices estimated at $3.3 million, but are offset partially by an estimated $1.1 million recovered from related selling price increases. SG&A expense is up $0.2 million, or 3%, for the quarter compared to last year. For the nine months, the $10.9 million increase in segment contribution from last year reflects growth in sales volume of $10.1 million, and aided by the net effect of selling price increases, improved plant utilization and product mix of another $2.8 million. The year over year improvement includes higher steel prices which for the nine months have added an estimated $5.3 million to production costs last year, but is offset partially by price increases recovering an estimated amount of $1.7 million. SG&A expenses for the nine months are up by $2.0 million over last year due to the segment’s growth initiatives related to the new Timberking brand and expansion into international markets.

Lawnmower

Sales for the Lawnmower segment in the third quarter of 2004 were $11.5 million compared to $8.3 million in the third quarter of 2003, a 39% increase. For the nine months year to date, sales were $35.3 million compared to $26.4 million for the same period in the prior year, representing a 34% increase. Much of the improvement is due to the successful introduction of a new product line late last year, marketed under the RAM name, the segment’s first all-steel bodied residential mower. For the quarter and nine months, this new line has represented 72% and 59% of unit sales, respectively, and has contributed to an increase in average unit prices as well. Overall unit volumes are up 33% for the quarter and almost 30% year to date, and have resulted in incremental revenues of $2.5 million for the quarter and $6.2 million year to date. Average unit prices have increased due primarily to a shift in product mix towards higher priced units and have contributed an estimated $0.7 million for the quarter and $2.7 million for the nine months compared to the same periods last year. Backlog at the end of the third quarter was $12.0 million compared to $4.9 million at December 31, 2003 and $6.4 million at the end of the third quarter of 2003. The increase in backlog is due in part to the positive response to the introduction of the 2005 models during the third quarter.

The Lawnmower segment’s contribution to operating income for the third quarter was $0.6 million compared to a contribution loss of $0.4 million for the same period in 2003. For the nine months year to date, the contribution was $1.9 million compared to a contribution loss of $0.7 million in 2003. The improvement in the contribution was primarily due to higher gross profit on increases in sales volume estimated at $0.7 million and $2.1 million respectively for the quarter and year to date, the net effect of selling price, manufacturing costs and product mix providing a decrease of $0.2 million for the quarter but an increase of $0.3 million for the nine months. SG&A expense decreased $0.5 million for the quarter and is $0.2 million for the nine month period due to reductions in sales personnel reflecting the Company’s shift towards distributors in it’s marketing strategy.

Corporate Office

Corporate office expense was $3.5 million for the third quarter compared to $3.2 million for the same period in 2003. For the nine months, corporate office expense was $11.1 million compared to $8.9 million for the same period in 2003. Corporate expenses are expected to increase over the course of this year and next as we add personnel and incur professional service fees to ensure compliance with the Sarbanes-Oxley Act. For the quarter and nine months respectively, professional services have increased $0.2 million and $1.4 million compared to the same periods last year due to the additional compliance work, as well as an increase in certain legal expenses. Higher compensation expense of $0.4 and $1.0 million respectively for the quarter and nine months relate to higher incentive compensation and an increase in headcount.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 9, 2004, the Company executed a series of financing transactions. These three transactions, referred to as the “Refinancing Transactions”, included:
•	The issuance of 13,800,000 shares of Company stock, which generated gross proceeds of $138.0 million;
•	The issuance of new 8.875% Senior Subordinated Notes due in 2012 that generated gross proceeds of $175.0 million; and
•	The amendment and restatement of the Company’s existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

The Company used the net proceeds of the financing transactions as follows:
•	The redemption of its 7% Senior Notes with $150.0 million principal outstanding;
•	The redemption of its 13% Senior Subordinated Notes with $323.2 million principal outstanding;
•	The redemption of its 12% Convertible Preferred Equivalent Security for $29.6 million principal and accrued interest outstanding; and
•	The payment of related fees and expenses of $27.1 million.

Total debt at September 30, 2004 was $520.4 million compared with total debt at December 31, 2003 of $610.5 million. Our term loans are subject to certain reporting and financial covenant compliance requirements and the Company was in compliance with all debt covenants as of September 30, 2004. Outstanding debt as of September 30, 2004 consisted of revolving credit facility of $25.5 million, term loans of $319.9 million, and Senior Subordinated Notes of $175.0 million.

Interest and principal payment obligations have been reduced with this refinancing. Interest expense has been reduced primarily due to a reduction in the Company’s average borrowing rate, and to a lesser extent, the reduction in long term debt. The Company’s annual interest expense may vary in the future due to the fact that the senior credit facility interest rates are variable. Principal payments have also been affected by the new debt structure, and most significantly, the $150.0 million payment required to redeem the 7% Senior Notes by June of 2005 has been satisfied.

The Company’s debt continues to be significant, however, and interest and principal payments continue to represent substantial obligations. This degree of leverage may adversely affect our operations and could have important consequences, including the following:

•	A substantial portion of cash flows available from operations continue to be required for the payment of interest expense and principal, which reduces the funds that are otherwise available for operations and investment in future business opportunities;
•	A substantial decrease in net income and cash flows or an increase in expenses may make it difficult to meet debt service requirements or force us to modify operations;
•	The amount of leverage continues to make us more vulnerable to economic downturns and competitive pressure; and
•	The ability to obtain additional financing to fund our operational needs may be impaired or may not be available on favorable terms.

The Company intends to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations. Interest on loan and credit facilities is payable in arrears according to varying interest rates and periods. The Company expects remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that this will be the case. We may also consider other options available to us in connection with future liquidity needs.

The revolving credit facility, previously with availability of up to $67.0 million, has been amended and restated and increased to $100.0 million as part of the Refinancing Transactions completed August 9, 2004, as discussed in Note 10 to the consolidated financial statements. The amount available to be drawn on the revolving credit facility will be restricted by our First Lien Credit Facilities leverage ratio. Under the amended and restated agreement, availability is determined by adjusting for outstanding letters of credit issued under the facility. At September 30, 2004, the Company had $25.5 million drawn down on this facility and additional borrowing availability of $66.7 million. This compares to December 31, 2003 when the Company had no amount drawn down and $43.8 million available.

Cash balances at September 30, 2004 were $21.7 million compared to $35.2 million at December 31, 2003. The decrease of $13.5 million in cash balance in the nine months ended September 30, 2004 compares to a decline of $5.7 million for the same period in 2003.

Cash generated by operating activities in the first nine months of 2004 was $11.1 million compared to $35.6 million for the same period in 2003. The $24.5 million decrease in generated cash includes the following:

•	Year-over-year increase in earnings before taxes of $27.5 million, after adjusting for the expenses associated with the early extinguishment of debt.
•	Net additional usage in working capital accounts of $20.0 million due to increased business activity. This includes additional usage of $6.4 million for accounts receivable and $11.0 million for inventories compared to the prior year.
•	Year-over-year increase in pension payments of $7.7 million
•	Cash generation for the first nine months of 2003 included the release of $25.0 million previously held in escrow in connection with the disposition of assets in a prior year.

The net increase in accounts receivable, due primarily to the increase in sales, also includes a reduction in allowance for doubtful accounts of $0.3 million from December 31, 2003 to $2.7 million reported on September 30, 2004. The decrease in the allowance reflects the combination of actual amounts written off and reduction in specific concerns included in the December 31, 2003 balance, offset partially by an increase in trade receivables.

On account of the decline in asset values of our Company sponsored defined benefit plan during 2001 and 2002, annual cash contributions to the pension fund increased in 2003 and have increased further in 2004. The decline in asset value is due to overall weakness in the stock and bond markets prior to 2003. Cash contributions for all funded plans were $5.6 million for 2003 and are expected to be approximately $14.5 million for 2004. As of September 30, 2004, $12.5 million in contributions have been made. The Company will make additional contributions of $2.0 million in the fourth quarter and in 2005 it is estimated that we will make contributions of $10.0 million. We do not expect to make any contributions to our other post-retirement benefit plans in 2004. Furthermore, we adjusted our minimum pension liability at the end of 2003 in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” The adjustment resulted in a non-cash increase of shareholders’ equity of $2.5 million in 2003 compared to a reduction of $14.2 million recorded at the end of 2002. We believe that cash flow from operations and amounts available under our revolving credit agreement will be sufficient to cover the higher pension contribution levels.

Net cash used for investing activities for the first nine months of 2004 was $11.9 million compared to $12.6 million for the same period of 2003. Purchases for property, plant and equipment during these periods were $12.0 million in each period. We expect to utilize approximately $23.0 million in available cash for capital expenditures in 2004, including approximately $4.5 million for the construction of a manufacturing plant in The People’s Republic of China. For the year thus far, the Company has spent $1.5 million on the China project. The results for the first nine months of 2003 also included $0.6 million for payments associated with the 2002 sale of an office building in Montgomery, Alabama.

Cash used in financing activities for the nine months ended September 30, 2004 was $12.7 million compared to usage of $28.7 million for the same period of 2003. The 2004 results include third quarter refinancing transactions as follows:

•	Net proceeds of $126.7 million for the issuance of common stock. The Company issued 13.8 million shares of common stock at $10.00 per share, which provided gross proceeds of $138.0 million. The Company also incurred $11.3 million in fees and expenses associated with the issuance of these shares;
•	Scheduled principal payments of $6.9 million;
•	Extinguishment of $526.4 million of debt as follows: $150.0 million to redeem the 7% Senior Notes, $323.2 million to redeem 13% Senior Subordinated Notes, $29.6 million to repay the 12% Convertible Preferred Equivalent Security and $23.6 million to pay off the balance of the Term A loan as part of the amended and restated credit agreement;
•	Issuance of $435.5 million new debt as follows: $175.0 million for new 8 7/8% Senior Subordinated Notes due in 2012, $185.0 million increase in the amended Term B loan, $50.0 million for the new Second Collateral Institutional Loan (“SCIL”), and $25.5 million draw down on the amended credit facility;
•	Debt issuance costs of $10.9 million;
•	Cash fees and expenses related to the debt extinguishment of $31.4 million as follows: $27.1 million for premiums on redemption of debt instruments, $4.2 million net interest expense incurred during the 30 day hold period on the public debt, and $0.1 million for legal fees related to the redemption of the public debt; and
•	Stock options exercised provided additional capital of $0.7 million.

This compares to the results for the nine months ended September 30, 2003 that included a second quarter refinancing as follows:

•	Debt reduction of $137.1 million that included $2.6 million in scheduled payments and $133.5 million to pay off the remaining balance of previous credit facilities extinguished in the second quarter;
•	Debt issuance of $118.0 million in the second quarter;
•	Debt issuance costs of $9.7 million related to the issuance of new debt in the second quarter; and
•	Stock option exercises provided additional capital of $0.2 million.

With the amendment and restatement of our senior credit facilities, the terms of the revolving credit facility are five years, the terms of the Canadian term loan facility and Term B loan facility are six years and the terms of the SCIL facility are six and one half years, in each case, from the date of the completion of the refinancing transactions, on August 9, 2004. Scheduled quarterly payments under the amended and restated credit facilities are as follows: the Canadian term loan facility requires quarterly payments of US $12,212, with a final payment of $4.6 million due on the maturity date; the Term B loan facility requires quarterly payments of $662,500, with a final payment of $249.1 million due on the maturity date; and the SCIL facility does not require any quarterly payments and is payable in a single payment on the maturity date. The amended and restated senior credit facilities may be prepaid at any time, however, any repayment of the SCIL facility during the first two years of the term will result in the assessment of a prepayment fee to the lenders under most circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised) except for expected future benefit payments, which must be disclosed for fiscal years ending after September 15, 2004.

In January, 2004, FASB Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post retirement health care plans under Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Post-Retirement Benefactors Other Than Pensions,” and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The Company elected the deferral provided by this FSP.

In May, 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining the Company’s accumulated post-retirement benefit obligation (“APBO”) and net periodic post-retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact period beginning after June 15, 2004. The Company has chosen to account for the measures of APBO and net periodic post-retirement benefit costs in this quarter. The Company’s measures of APBO and net periodic pension costs as of and for the nine months ended September 30, 2004, reflect the effect of the Act.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q, including without limitation the Company’s “outlook,” “guidance,” expectations," "beliefs," "plans," "indications," "estimates," "anticipations," and their variants, as defined by the Private Securities Litigation Reform Act of 1995, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. To the extent that these assumptions are not realized going forward, or other such unforeseen factors arise, actual results for the periods subsequent to the date of this release may differ materially.

ITEM 4 - CONTROLS AND PROCEDURES

The Company (“Registrant”) carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of September 30, 2004 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

On November 2, 2004 the Company announced that it determined it was necessary to restate certain of our Financial Statements in 2003 and 2004 (see Note 14 to our Consolidated Financial Statements) relating to interest received in October of 2004 for income tax refunds. Management of the Company has evaluated this matter relative to its current and past internal controls and disclosure controls and procedures. Management of the Company was aware of the potential for interest on its income tax refunds; however in 2003 it was the Company’s judgment not to accrue interest on the tax refunds that had been applied for. After receiving the refunds and the related interest thereon, and especially considering the amount of the interest that the Company ultimately collected, it was determined that it was prudent to reassess the accounting judgment that was made in 2003. After completion of this reassessment, including consultation with its independent accountants, the Company and the Audit Committee concluded that the interest should have been accrued beginning in 2003. While it has been concluded that this is an accounting error that needs to be corrected retroactively, it is not believed that this represents a breakdown in the internal control structure since management of the Company was aware of this interest potential dating back to 2003.

There were no changes in the Registrant's internal control over financial reporting that occurred during the period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II Other Information

Item 6(a) Exhibits

** 31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer for the quarter ended September 30, 2004.

** 31.2  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended September 30, 2004.

** 32.1  Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chief Executive Officer for the quarter ended September 30, 2004.

** 32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer for the quarter ended September 30, 2004.

** 99.1  Amended and Restated Credit Agreement dated as of August 9, 2004 among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and General Electric Capital Canada Inc., as Canadian Administrative Agent and Canadian Lender, GECC Capital Markets Group Inc., as Lead Arranger and Book Runner and BNP PARIBAS, as Syndication Agent.

Item 6(b)   Reports on Form 8-K

On November 2, 2004, the Company released on Form 8-K its financial results and public release for the third quarter 2004, and its intention to restate historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004.

         On November 12, 2004, the Company filed an 8-K regarding the availability of certain data presented by one of its Executive Officers at the Lehman Brothers 2004 Merchant Banking Partners II Annual Meeting.

** Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOUNT INTERNATIONAL, INC.
Registrant

Date: November 12, 2004      /s/ Calvin E. Jenness
                Calvin E. Jenness
 Senior Vice President, Chief Financial Officer and Treasurer

