Form 10-Q/A
period 2003-06-30
BLOUNT INTERNATIONAL INC
filed 2004-11-22
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-Q/A
                               (Amendment No. 3)

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


Explanatory Note

This Amendment No. 3 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as originally filed with the Commission on August 14, 2003, and as amended on July 13, 2004, and August 2, 2004 is being filed because, in October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service comprised of refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these payments, the Company determined on October 29, 2004 that the majority of the interest portion of the payments should have been recorded as income in prior reporting periods and that the failure to so record interest income was an accounting error. The audit committee has concluded that the previously issued financial statements should not be relied upon. Therefore, the Company is restating its historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004. This Amendment No. 3 reflects the additional income that should have been recorded during the quarterly period ended June 30, 2003.

This Form 10-Q/A continues to speak as of the date that the initial Form 10-Q was filed with the SEC, and we have not otherwise updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-Q.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Financial Information

   Item 1 - Financial Statements

     Unaudited Consolidated Statements of Income (Loss) -
        three and six months ended June 30, 2003 and 2002            4

     Unaudited Consolidated Balance Sheets -
        June 30, 2003 and December 31, 2002                          5

     Unaudited Consolidated Statements of Cash Flows -
        six months ended June 30, 2003 and 2002                      6

     Unaudited Consolidated Statements of Changes in
        Stockholders' Deficit - three and six months ended
           June 30, 2003 and 2002                                    7

     Notes to Unaudited Consolidated Financial Statements            8

   Item 2 - Management's Discussion and Analysis                    25

   Item 4 - Controls and Procedures                                 31

Part II  Other Information

   Item 6 - Exhibits and Reports on Form 8-K                        32

Signature                                                           33

ITEM 1 - FINANCIAL STATEMENTS




UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries


                                                        Three Months                Six Months
                                                     ended June 30,                ended June 30,
                                                  ---------------------         ---------------------
(Dollar amounts in millions,                      (Restated)                     (Restated)
except per share data)                               2003        2002               2003       2002
----------------------------------                ----------  ----------        ----------  ---------
Sales                                              $ 131.2      $ 123.3          $ 254.1      $ 229.9
Cost of Sales                                         86.5         81.2            166.6        150.9
----------------------------------                ----------  ----------        ----------  ---------
Gross Profit                                          44.7         42.1             87.5         79.0
Selling, general and
  administrative expenses                             25.4         23.0             49.7         45.4
Restructuring expenses                                 0.0         (0.1)             0.2          5.5
----------------------------------                ----------  ----------        ----------  ---------
Income from operations                                19.3         19.2             37.6         28.1
Interest expense                                     (17.7)       (18.1)           (35.3)       (36.3)
Interest income                                        3.5          0.2              3.8          0.5
Other expense                                         (3.0)        (0.5)            (3.1)        (1.2)
----------------------------------                ----------  ----------        ----------  ---------
Income (loss) before income taxes                      2.1          0.8              3.0         (8.9)
Provision (benefit) for income
  taxes                                                0.8          0.3              1.2         (2.9)
----------------------------------                ----------  ----------        ----------  ---------
Net income (loss)                                  $   1.3      $   0.5          $   1.8      $  (6.0)
----------------------------------                ==========  ==========        ==========  ==========
Net income (loss) per common share:
  Basic                                            $  0.04      $  0.02          $  0.06      $ (0.19)
  Diluted                                             0.04         0.02             0.06        (0.19)
----------------------------------                ==========  ==========        ==========  ==========

The accompanying notes are an integral part of these financial statements.




UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                       June 30,      December 31,
                                                                      ----------     ------------
                                                                      (Restated)
(Dollar amounts in millions, except share and per share data)            2003             2002
--------------------------------------------------------------         --------         --------
Assets
--------------------------------------------------------------         --------         --------
Current assets:
  Cash and cash equivalents                                            $  24.7          $  26.4
  Accounts receivable, net of allowance for
    doubtful accounts of $3.5 and $4.3                                    58.7             58.5
  Inventories                                                             64.3             64.8
  Deferred income taxes                                                   29.2             30.5
  Other current assets                                                    14.9             11.0
--------------------------------------------------------------         --------         --------
    Total current assets                                                 191.8            191.2
Property, plant and equipment, net of accumulated
  depreciation of $185.0 and $180.5                                       90.9             90.7
Goodwill                                                                  76.9             76.9
Other assets                                                              49.5             69.2
--------------------------------------------------------------         --------         --------
Total Assets                                                         $   409.1          $ 428.0
--------------------------------------------------------------         ========         ========
Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------------------------         --------         --------
Current liabilities:
  Notes payable and current maturities of long-term debt             $     5.0          $   3.4
  Accounts payable                                                        22.7             25.5
  Accrued expenses                                                        65.4             71.3
--------------------------------------------------------------         --------         --------
    Total current liabilities                                             93.1            100.2
Long-term debt, exclusive of current maturities                          606.2            624.1
Deferred income taxes, exclusive of current portion                        1.1
Other liabilities                                                         74.6             72.6
--------------------------------------------------------------         --------         --------
Total Liabilities                                                        775.0            796.9
--------------------------------------------------------------         --------         --------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,814,073 outstanding                                       0.3              0.3
Capital in excess of par value of stock                                  424.5            424.3
Accumulated deficit                                                     (784.5)          (786.3)
Accumulated other comprehensive income                                    (6.2)            (7.2)
--------------------------------------------------------------         --------         --------
Total Stockholder's Deficit                                             (365.9)          (368.9)
--------------------------------------------------------------         --------         --------
Total Liabilities and Stockholders' Equity (Deficit)                   $ 409.1        $   428.0
--------------------------------------------------------------         ========         ========

The accompanying notes are an integral part of these financial statements.




UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries
                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                   (Restated)
(Dollar amounts in millions)                                          2003            2002
------------------------------------------------------------       ----------       --------
Cash flows from operating activities:
Net income (loss)                                                  $   1.8          $  (6.0)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Early extinguishment of debt                                         2.8              0.3
  Depreciation, amortization and other non-cash charges               10.5             11.0
  Deferred income taxes                                                1.8             (9.1)
  Loss on disposals of property, plant & equipment                     0.2              0.9
  Changes in assets and liabilities, net of effects of
   businesses acquired and sold:
    Increase in accounts receivable                                   (0.2)            (2.2)
    Decrease (increase) in inventories                                 0.5             (0.5)
    Decrease in other assets                                          20.8              2.5
    (Decrease) increase in accounts payable                           (2.7)             3.5
    Decrease in accrued expenses                                      (5.5)            (1.6)
    Increase in other liabilities                                      2.8             10.0
------------------------------------------------------------       ----------       --------
  Net cash provided by operating activities                           32.8              8.8
------------------------------------------------------------       ----------       --------
Cash flows from investing activities:
Proceeds (payments) from sales of property, plant & equipment         (0.4)             2.4
Purchases of property, plant & equipment                              (6.8)            (9.4)
Expenses from sale of discontinued operations                                         (14.3)
------------------------------------------------------------       ----------       --------
  Net cash used in investing activities                               (7.2)           (21.3)
------------------------------------------------------------       ----------       --------
Cash flows from financing activities:
Net increase in short-term borrowing                                   1.6
Issuance of long-term debt                                           113.0
Reduction of long-term debt                                         (132.4)            (4.2)
Other financing activities                                            (9.5)            (0.3)
------------------------------------------------------------       ----------       --------
  Net cash used in financing activities                              (27.3)            (4.5)
------------------------------------------------------------       ----------       --------
Net decrease in cash and cash equivalents                             (1.7)           (17.0)
Cash and cash equivalents at beginning of period                      26.4             47.6
------------------------------------------------------------       ----------       --------
Cash and cash equivalents at end of period                         $  24.7          $  30.6
------------------------------------------------------------       ==========       ========


The accompanying notes are an integral part of these financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Blount International, Inc. and Subsidiaries

                                                                                Accumulated
                                                        Capital     Retained       Other
(Dollar amounts in millions,                Common     In Excess    Earnings   Comprehensive
shares in thousands)                         Stock      of Par      (Deficit)      Income         Total
--------------------------------------     -------     --------     ---------  --------------     ------
THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2003

Balance March 31, 2003                      $0.3        $424.3      $(785.8)       $(7.1)        $(368.3)
Net income                                                              1.3                          1.3
Other comprehensive income, net:
  Foreign currency translation adjustment                                            0.7             0.7
  Unrealized gains                                                                   0.2             0.2
                                                                                                 --------
         Comprehensive income                                                                        2.2
Exercised stock options                                    0.2                                       0.2
--------------------------------------     -------      -------     --------       -------       --------
Balance June 30, 2003 (Restated)            $0.3        $424.5      $(784.5)       $(6.2)        $(365.9)
                                           =======      =======     ========       =======       ========

Balance December 31, 2002                   $0.3        $424.3      $(786.3)       $(7.2)        $(368.9)
Net income                                                              1.8                          1.8
Other comprehensive income, net:
  Foreign currency translation adjustment                                            0.8             0.8
  Unrealized gains                                                                   0.2             0.2
                                                                                                 --------
         Comprehensive income                                                                        2.8
Exercised stock options                                    0.2                                       0.2
--------------------------------------     -------      -------     --------       -------       --------
Balance June 30, 2003 (Restated)            $0.3        $424.5      $(784.5)       $(6.2)        $(365.9)
                                           =======      =======     ========       =======       ========

THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2002:

Balance March 31, 2002                      $0.3        $424.3      $(787.1)       $6.0          $(356.5)
Net income                                                              0.5                          0.5
Other comprehensive loss, net:
  Foreign currency translation adjustment                                           1.0              1.0
  Unrealized losses                                                                (0.5)            (0.5)
                                                                                                 --------
        Comprehensive loss                                                                           1.0
--------------------------------------     -------      -------     --------       -------       --------
Balance June 30, 2002                       $0.3        $424.3      $(786.6)        $6.5         $(355.5)
                                           =======      =======     ========       =======       ========

Balance December 31, 2001                   $0.3        $424.3      $(780.6)        $6.1         $(349.9)
Net loss                                                               (6.0)                        (6.0)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                            0.9             0.9
  Unrealized losses                                                                 (0.5)           (0.5)
                                                                                                 --------
        Comprehensive loss                                                                          (5.6)
--------------------------------------     -------      -------     --------       -------       --------
Balance June 30, 2002                       $0.3        $424.3      $(786.6)        $6.5         $(355.5)
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

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The Company has restated its historical financial results in this filing to reflect additional interest income of $3.3 million and an additional tax provision of $1.3 million through June 30, 2003, as further discussed in Note 13.

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


                                                  Three months            Six months
                                                 ended June 30,         ended June 30,
                                                 ------------------   ------------------
(Dollars in millions,                             (Restated)           (Restated)
 except per share amounts)                           2003     2002      2003       2002
------------------------------------             --------  --------   --------  --------
Net income (loss) as reported                      $1.3       $0.5      $1.8      $(6.0)

Add: Stock-based employee compensation cost,
net of tax, included in net income (loss)           0.1                  0.1

Deduct: total stock-based employee
compensation cost, net of tax, that would
have been included in net income (loss)
under fair value method                             0.3        0.4       0.7        1.2
                                                  --------  --------   --------  --------
Proforma net income (loss)                         $1.1       $0.1      $1.2      $(7.2)
                                                  ========  ========   ========  ========
Basic earnings (loss) per share
  As reported                                     $0.04      $0.02     $0.06     $(0.19)
  Pro forma                                        0.04       0.00      0.04      (0.23)
Diluted earnings (loss) per share
  As reported                                      0.04       0.02      0.06      (0.19)
  Pro forma                                        0.03       0.00      0.04      (0.23)


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



                                                                 Restructuring Actions
                                    ---------------------------------------------------------------
                                         Previous             Corporate Office       Asset
Recognition date                         Actions                 Relocation        Relocation
                                    --------------------      ----------------  ----------------
Balance at January 1, 2002                 $3.1
Expense/Adjustments                        (0.3)                     $5.2
Charges against liability                  (0.1)                     (0.4)
                                    -------------------       ----------------  ----------------
Balance at June 30, 2002                  $ 2.7                      $4.8             $ 0.0
                                    ====================      ================  ================

Balance at January 1, 2003                $ 1.1                     $ 0.4             $ 1.4
Expense/Adjustments                                                                     0.2
Charges against liability                  (0.3)                     (0.2)             (0.3)
                                    -------------------       ----------------  ----------------
Balance at June 30, 2003                  $ 0.8                     $ 0.2             $ 1.3
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



                                                      Three months       Six months
                                                     ended June 30,    ended June 30,
                                                ------------------   ------------------
(Dollars in millions)                           (Restated)           (Restated)
                                                  2003      2002       2003      2002
------------------------------------            --------  --------   --------  --------
Sales:
   Outdoor Products                             $  87.9   $  77.0    $ 173.1    $ 150.1
   Lawnmower                                       10.2      13.5       18.1       21.3
   Industrial and Power Equipment                  33.2      32.8       63.1       59.3
   Elimination                                     (0.1)                (0.2)      (0.8)
------------------------------------            --------  --------   --------  --------
   Total Sales                                  $ 131.2   $ 123.3    $ 254.1    $ 229.9
------------------------------------            ========  ========   ========  ========
Operating income (loss):
   Outdoor Products                             $  21.1   $  17.3    $  42.9    $  33.7
   Lawnmower                                        0.4       1.6       (0.3)       1.3
   Industrial and Power Equipment                   0.9       1.4        0.9        1.7
   Corporate expense/Elimination                   (3.1)     (1.2)      (5.7)      (3.1)
   Restructuring expenses                                     0.1       (0.2)      (5.5)
------------------------------------            --------  --------   --------  --------
Income from operations                             19.3      19.2       37.6       28.1
Interest expense                                  (17.7)    (18.1)     (35.3)     (36.3)
Interest income                                     3.5       0.2        3.8        0.5
Other income (expense), net                        (3.0)     (0.5)      (3.1)      (1.2)
------------------------------------            --------  --------   --------  --------
Income (loss)before income taxes                $   2.1   $   0.8     $  3.0    $  (8.9)
------------------------------------            ========  ========   ========  ========


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


NOTE 8:
EARNINGS PER SHARE DATA

For the three months and six months ended June 30, 2003 and 2002, net income
(loss) and shares used in the earnings per share ("EPS") computations were the following amounts:



                                          Three months            Six months
                                         ended June 30,         ended June 30,
                                       ---------------------  ---------------------
(Dollars in millions,                   (Restated)            (Restated)
 except per share amounts)                 2003      2002         2003      2002
------------------------------------   ---------- ----------  ---------- ----------
Net income (loss), as reported             $1.3      $0.5         $1.8     $(6.0)
------------------------------------   ========== ==========  ========== ==========
Shares:
   Basic EPS - weighted average        30,808,010 30,795,882  30,801,946 30,795,882
      Common shares outstanding
   Dilutive effect of stock options     1,528,334  1,049,871   1,373,830
------------------------------------   ---------- ----------  ---------- ----------
   Diluted EPS                         32,336,344 31,845,753  32,175,776 30,795,882
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




BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the Six Months
Ended June 30, 2003
(Restated)
                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 164.4      $  60.0           $  97.3        $ (67.6)      $  254.1
Cost of sales                                                  115.9         47.0              71.8          (68.1)         166.6
                                                             --------     --------          --------       --------      ---------
Gross profit                                                    48.5         13.0              25.5            0.5           87.5
Selling, general and administrative expenses                    29.5          8.2              12.0                          49.7
Restructuring expenses                                                        0.2                                             0.2

Income (loss) from operations                                   19.0          4.6              13.5            0.5           37.6
Interest expense                               $ (9.9)         (23.7)        (0.3)             (1.4)                        (35.3)
Interest income                                                  3.6                            0.2                           3.8
Other income (expense), net                                     (2.6)                          (0.5)                         (3.1)
                                               --------      --------     --------          --------       --------      ---------
Income (loss) before income taxes                (9.9)          (3.7)         4.3              11.8            0.5            3.0
Provision (benefit) for income taxes             (4.0)          (5.5)         1.7               9.0                           1.2
                                               --------      --------     --------          --------       --------      ---------
 Income (loss) before earnings (losses)
  Of affiliated companies                        (5.9)           1.8          2.6               2.8            0.5            1.8
Equity in earnings (losses) of
  affiliated companies, net                       5.7            5.9          0.2                            (11.8)
                                               --------     --------      --------          --------      ---------      ---------
Net income (loss)                              $ (0.2)      $   7.7       $   2.8            $  2.8        $ (11.3)       $   1.8
                                               ========     ========      =======           ========      =========      =========



For the Three Months
Ended June 30, 2003
(Restated)


                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
STATEMENT OF OPERATIONS
-----------------------

Sales                                                        $  83.6      $  31.2          $  49.5        $  (33.1)     $  131.2
Cost of sales                                                   59.9         24.3             36.3           (34.0)         86.5
                                                             -------      -------          -------        ---------      -------
Gross profit                                                    23.7          6.9             13.2             0.9          44.7
Selling, general and administrative expenses                    15.4          3.9              6.1                          25.4
Restructuring expenses
                                                             -------      -------          -------        ---------      -------
Income (loss) from operations                                    8.3          3.0              7.1             0.9          19.3
Interest expense                            $  (5.0)           (11.2)        (0.1)            (1.4)            0.0         (17.7)
Interest income                                                  3.5                                                         3.5
Other income (expense), net                                     (2.7)                         (0.3)                         (3.0)
                                             -------         -------      -------          -------        ---------      -------
Income (loss) before income taxes              (5.0)            (2.1)         2.9              5.4             0.9           2.1
Provision (benefit) for income taxes           (1.7)            (5.7)         1.1              7.1                           0.8
                                             -------         -------      -------          -------        ---------      -------
Income (loss) before earnings (losses)
  of affiliated companies                      (3.3)             3.6          1.8             (1.7)            0.9           1.3

Equity in earnings (losses) of
  Affiliated companies, net                     2.6              1.0                                          (3.6)
                                             -------         -------      -------          -------        ---------      -------
Net income (loss)                            $ (0.7)         $   4.6      $   1.8          $  (1.7)       $  (2.7)       $   1.3
                                             =======         =======      =======          =======        =======        =======




For the Six Months
Ended June 30, 2002


                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 144.2      $  61.5          $  80.0        $ (55.8)      $  229.9
Cost of sales                                                   97.8         46.6             61.7          (55.2)         150.9
                                                             -------      -------          -------        --------      --------
Gross profit                                                    46.4         14.9             18.3           (0.6)         79.0
Selling, general and administrative expenses   $ 0.3            26.1          8.8             10.2                         45.4
Restructuring expenses                                           5.5                                                        5.5
                                               -------       -------      -------          -------        --------      --------
Income (loss) from operations                   (0.3)           14.8          6.1              8.1           (0.6)         28.1
Interest expense                               (10.6)          (34.6)        (0.3)            (0.2)           9.4         (36.3)
Interest income                                                  9.7                           0.2           (9.4)          0.5
Other income (expense), net                                     (0.8)                         (0.4)                        (1.2)
                                               -------       -------      -------          -------        --------      --------
Income (loss) before income taxes              (10.9)          (10.9)         5.8              7.7          (0.6)          (8.9)
Provision (benefit) for income taxes            (3.5)           (4.2)         2.2              2.6          (2.9)
                                               -------       -------      -------          -------        --------      --------
Income (loss) before earnings (losses)
  Of affiliated companies                       (7.4)           (6.7)         3.6              5.1          (0.6)          (6.0)
Equity in earnings (losses) of
  affiliated companies, net                      1.4             8.1                                        (9.5)
                                               -------       -------      -------          -------        --------      --------
Net income (loss)                             $ (6.0)        $   1.4      $   3.6           $  5.1        $(10.1)       $  (6.0)
                                               =======       =======      =======          =======        ========      ========






For the Three Months
Ended June 30, 2002


                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  62.7      $  34.3          $  38.5        $ (12.2)      $ 123.3
Cost of sales                                                   37.6         26.2             29.3          (11.9)         81.2
                                                             -------      -------          -------        --------      --------
Gross profit                                                    25.1          8.1              9.2           (0.3)         42.1
Selling, general and administrative expenses     $ 0.1          13.3          4.5              5.1                         23.0
Restructuring expenses                                          (0.1)                                                      (0.1)
                                                 -------     -------      -------          -------        --------      --------
Income (loss) from operations                     (0.1)         11.9          3.6              4.1           (0.3)         19.2
Interest expense                                  (5.4)        (17.2)        (0.1)            (0.1)           4.7         (18.1)
Interest income                                                  4.8                           0.1           (4.7)          0.2
Other income (expense), net                                     (0.3)                         (0.2)                        (0.5)
                                                 -------     -------      -------          -------        --------      --------
Income (loss) before income taxes                 (5.5)         (0.8)         3.5              3.9           (0.3)          0.8
Provision (benefit) for income taxes              (1.8)         (0.1)         1.3              0.9                          0.3
                                                 -------     -------      -------          -------        --------      --------
Income (loss) before earnings (losses)
  of affiliated companies                         (3.7)         (0.7)         2.2              3.0           (0.3)          0.5

Equity in earnings (losses) of
  Affiliated companies, net                       (4.2)          4.9                                         (9.1)
                                                 -------     -------      -------          -------        --------      --------
Net income (loss)                                $ 0.5       $   4.2       $  2.2            $ 3.0         $ (9.4)      $   0.5
                                                 =======     =======      =======          =======        ========      ========



June 30, 2003
(Restated)


                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  11.7       $   (0.6)      $  13.6                        $  24.7
  Accounts receivable, net                                      28.3           12.8          17.6                           58.7
  Intercompany receivables                                     265.9           48.6          10.9          $(325.4)
  Inventories                                                   23.5           19.9          20.9                           64.3
  Deferred income taxes                                         29.2                                                        29.2
  Other current assets                                          12.8            0.4           1.7                           14.9
                                                            --------       --------       -------          --------      --------
    Total current assets                                       371.4           81.1          64.7           (325.4)        191.8
Investments in affiliated companies          $  (19.0)         211.6                          0.3           (192.9)
Property, plant and equipment, net                              37.7           25.3          27.9                           90.9
Cost in excess of net assets of acquired
  businesses, net                                               30.2           40.1           6.6                           76.9
Other assets                                                    45.6                          3.9                           49.5
                                             ---------      --------       --------       -------          --------      --------
    Total Assets                              $ (19.0)      $  696.5        $ 146.5       $ 103.4          $(518.3)      $ 409.1
                                             =========      ========       ========       =======          ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
       of long-term debt                                     $  4.2                       $   0.8                         $   5.0
  Accounts payable                                             12.6          $  4.6           5.5                            22.7
  Intercompany payables                       $  325.4                                                      $(325.4)
  Accrued expenses                                             48.9             6.4          10.1                            65.4
                                             ---------      --------       --------       -------          --------      --------
    Total current liabilities                    325.4         65.7            11.0          16.4            (325.4)         93.1
Long-term debt, exclusive of current maturities   20.4        585.8                                                         606.2
Deferred income taxes, exclusive of
  current portion                                              (1.2)                          2.3                             1.1
Other liabilities                                  3.1         63.1             2.3           6.1                            74.6
                                             ---------      --------       --------       -------          --------      --------
    Total Liabilities                            348.9        713.4            13.3          24.8            (325.4)        775.0
                                             ---------      --------       --------       -------          --------      --------
Stockholders Equity (Deficit)                   (367.9)       (16.9)          133.2          78.6            (192.9)       (365.9)
    Total Liabilities and                    ---------      --------       --------       -------          --------      --------
      Stockholders' Equity (Deficit)           $ (19.0)     $ 696.5         $ 146.5       $ 103.4           $(518.3)      $ 409.1
                                             =========      ========       ========       =======          ========      ========



DECEMBER 31, 2002


                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  16.3        $  (0.1)        $  10.2                       $  26.4
  Accounts receivable, net                                     26.2           15.1            17.2                          58.5
  Intercompany receivables                                    274.7           39.3             7.3         $(321.3)
  Inventories                                                  27.5           21.4            15.9                          64.8
  Deferred income taxes                                        30.4                            0.1                          30.5
  Other current assets                                          9.2            0.5             1.3                          11.0
                                                            -------        -------         -------         --------      --------
    Total current assets                                      384.3           76.2            52.0          (321.3)        191.2
Investments in affiliated companies           $ (25.7)        201.6                            0.2          (176.1)
Property, plant and equipment, net                             35.6           26.4            28.7                          90.7
Cost in excess of net assets of acquired
  businesses, net                                              30.2           40.2             6.5                          76.9
Other assets                                                   65.9                            3.3                          69.2
                                              -------       -------        -------         -------         --------      -------
    Total Assets                              $ (25.7)      $ 717.6        $ 142.8         $  90.7         $(497.4)      $ 428.0
                                              =======       =======        =======         =======         =======      ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                       $   3.4                                                      $   3.4
Accounts payable                                               14.0        $   5.5         $   6.0            25.5
  Intercompany payables                       $ 321.3                                                      $(321.3)
  Accrued expenses                                             55.6            6.9             8.8                          71.3
                                              -------       -------        -------         -------         --------      -------
    Total current liabilities                   321.3          73.0           12.4           14.8
(321.3) 100.2
Long-term debt, exclusive of current maturities  18.7         605.4                                                        624.1
Deferred income taxes, exclusive of
  current portion                                              (1.9)                          1.9
Other liabilities                                 3.2          66.9            1.6            0.9                           72.6
                                              -------       -------        -------         -------         --------      -------
    Total Liabilities                           343.2         743.4           14.0           17.6          (321.3)         796.9
                                              -------       -------        -------         -------         --------      -------
Stockholders Equity (Deficit)                  (368.9)        (25.8)         128.8           73.1          (176.1)        (368.9)
                                              -------       -------        -------         -------         --------      -------
    Total Liabilities and
      Stockholders' Equity (Deficit)          $ (25.7)      $ 717.6        $ 142.8        $  90.7         $(497.4)       $ 428.0
                                              =======       =======        =======         =======         =======      ========




For the Six Months
Ended June 30, 2003

                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                  $  (4.1)        $  30.2       $   1.0         $  5.7                       $  32.8
                                              --------        --------      --------        -------        --------      --------

Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  (0.4)                                                     (0.4)
Purchases of property, plant and equipment                       (4.3)         (0.7)          (1.8)                        (6.8)
                                              --------        --------      --------        -------        --------      --------
Net cash (used in) investing activities                          (4.7)         (0.7)          (1.8)                        (7.2)
                                              --------        --------      --------        -------        --------      --------
Cash flows from financing activities:
Net increase in short-term borrowings                             0.9                          0.7                          1.6
Issuance of long-term debt                                      113.0                                                     113.0
Reduction of long-term debt                                    (132.4)                                                   (132.4)
Advances from (to) affiliated companies           4.1            (3.6)         (0.5)
Other                                                            (9.5)                                                     (9.5)
                                              --------        --------      --------        -------        --------      --------
Net cash provided by (used in) financing
  activities                                      4.1           (31.6)         (0.5)           0.7                        (27.3)
                                              --------        --------      --------        -------        --------      --------
Net increase (decrease) in cash and cash
  equivalents                                                   (6.1)          (0.2)           4.6                         (1.7)
                                              --------        --------      --------        -------        --------      --------
Cash and cash equivalents at beginning of period                18.6           (0.2)           8.0                         26.4
                                              --------        --------      --------        -------        --------      --------
Cash and cash equivalents at end of period    $   0.0         $ 12.5        $  (0.4)        $ 12.6                       $ 24.7
                                              ========        =======      =========        =======        ========      ========



For the Six Months
Ended June 30, 2002

                                                Blount                                        Non-
                                            International,    Blount,      Guarantor        Guarantor
                                                 Inc.          Inc.       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------------  -------      ------------    ------------   ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                   $  (2.7)      $  (2.7)      $   3.1          $  11.1                    $   8.8
                                              --------        --------      --------        -------        --------      --------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                  2.4                                                       2.4
Purchases of property, plant and equipment                      (3.4)         (1.5)            (4.5)                      (9.4)
Proceeds (expenses) from sale of discontinued                  (14.3)                                                    (14.3)
  operations
                                              --------        --------      --------        -------        --------      --------
Net cash (used in) investing activities                        (15.3)        (1.5)             (4.5)                     (21.3)
                                              --------        --------      --------        -------        --------      --------
Cash flows from financing activities:

Reduction of long-term debt                                     (4.2)                                                     (4.2)
Advances from (to) affiliated companies           2.7           (2.2)        (0.5)
Other                                                           (0.3)                                                     (0.3)
                                              --------        --------      --------        -------        --------      --------
Net cash provided by (used in) financing
  activities                                      2.7           (6.7)        (0.5)             (0.0)                      (4.5)
                                              --------        --------      --------        -------        --------      --------
Net increase (decrease) in cash and cash
  equivalents                                                  (24.7)         1.1               6.6                      (17.0)
Cash and cash equivalents at beginning of period                44.0         (1.1)              4.7                       47.6
                                              --------        --------      --------        -------        --------      --------
Cash and cash equivalents at end of period     $  0.0         $ 19.3        $(0.0)          $  11.3                      $30.6
                                              ========        ========      ========        =======        ========      ========


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

Long-term debt at June 30, 2003 and December 31, 2002 consisted of the following:

                                                   June 30,     December 31,
(Dollars in millions)                                2003           2002
---------------------------------
13% Senior subordinated notes                     $ 323.2          $ 325.0
7% Senior notes                                     149.6            149.4
Term loans                                          118.0            134.4
Revolver credit agreements
12% preferred equivalent security                    20.4             18.7
---------------------------------                 ---------        ---------
Total Debt                                          611.2            627.5
Less current maturities                              (5.0)            (3.4)
---------------------------------                 ---------        ---------
Total long-term debt                              $ 606.2          $ 624.1
---------------------------------                 =========        =========


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

NOTE 13:
RESTATEMENT

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The $21.6 million of refund claims was included in the Consolidated Balance Sheet in Other Current Assets, while no interest receivable was recorded. In reviewing these payments, the Company has determined that a significant portion of the interest for the payments should have been recorded as income in prior reporting periods. Based on this determination, the Company has restated its historical financial results to reflect additional interest income of $3.3 million and an additional tax provision of $1.3 million through June 30, 2003. The amounts included in this Form 10-Q reflect the restated and increased income amounts for comparative periods.

The effect of this restatement on the balance sheet and income statement at June 30, 2003 and for the three months and six months ended June 30, 2003 are as follows:

                                                          June 30, 2003
                                                 ------------------------------
                                                  Previously
(Dollar amounts in millions)                       Reported          Restated
-----------------------------------------------  ----------          ----------
Other current assets                             $   11.6            $  14.9
Accumulated deficit                                (786.6)            (784.5)


                                            Three months              Six months
                                        ended June 30, 2003       ended June 30, 2003
                                       ---------------------         ---------------------
                                     Previously                  Previously
(Dollars in millions)                 Reported      Restated     Reported       Restated
----------------------------------  ------------   ---------     -----------    ----------
Interest income                         $ 0.2        $ 3.5         $ 0.5          $ 3.8
Income (loss) before income taxes        (1.2)         2.1          (0.3)           3.0
Provision for income taxes               (0.5)         0.8          (0.1)           1.2
Net income (loss)                        (0.7)         1.3          (0.2)           1.8

Basic earnings (loss) per share        $(0.02)       $0.04        $(0.01)         $0.06
Diluted earnings (loss) per share       (0.02)        0.04         (0.01)          0.06




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

Net income for the second quarter of 2003 was $1.3 million or $0.04 per share compared to net income of $0.5 million or $0.02 per share for the same period in 2002. The change in net income is due to higher operating income of $0.1 million, lower interest expense of $0.4 million, higher interest income of $3.3 million and increased income tax expense of $0.5 million, partially offset by higher other expense of $2.5 million. The increase in interest income includes $3.3 million for the second quarter of 2003 related to an income tax receivable. The increase in other expense reflects $2.8 million of expense related to the early extinguishment of debt in conjunction with the Company's refinancing in May of this year. Last year's results included $0.6 million in expense related to the sale of a fractional interest in an aircraft. A tax provision of $0.8 million in the second quarter of 2003 is $0.5 million higher than the $0.3 million provision reported in the same period last year. The higher taxes were primarily due to higher income.

Net income for the six months ended June 30, 2003 of $1.8 million or $0.06 per share compares to a net loss of $6.0 million or $0.19 per share for the same period in 2002. The improvement in net income (from net loss) reflects the $9.5 improvement in operating income, a $1.0 million decrease in interest expense and a $3.3 million increase in interest income, partially offset by a $4.1 million increase in income taxes and a $1.9 million increase in other expense. Interest expense was 3% lower than the previous year due to lower interest rates and a lower level of debt(see text above). Other expense of $3.1 million in 2003 compares to $1.2 million in 2002 with the increase primarily the result of this year's debt extinguishment expense and offset somewhat by a $0.8 million loss on the sale of Company assets during 2002. A tax provision of $1.2 million in 2003 compares to a benefit of $2.9 million in 2002. The change in tax benefit is due to an increase in pretax income.


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

The Company's total backlog increased to $86.5 million at June 30, 2003 from $56.3 million at December 31, 2002 and from $48.4 million at June 30, 2002 as follows (in millions):

                                                        Backlog
                                        ----------------------------------------
                                          June 30,    December 31,   June 30,
                                            2003          2002         2002
------------------------------------    ------------  ------------  ------------
Outdoor Products                          $ 57.9        $ 42.9        $ 33.0
Lawnmower                                    0.1           3.1           0.1
Industrial and Power Equipment              28.5          10.3          15.3
------------------------------------       ------        ------       ------
     Total segment backlog                $ 86.5        $ 56.3        $ 48.4
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

Cash generated from operating activities was $32.8 million in the first six months of 2003 compared to $8.8 million for the same period in 2002. The $24.0 million increase in cash provided includes an increase in pretax income of $6.1 million, after adjusting to exclude the non-cash decrease in restructuring expense of $5.1 million, a non-cash increase in interest income of $3.3 million, an increase in non-cash debt extinguishment costs of $2.5 million, a $10.9 million increase in net deferred tax assets, and the receipt of $25.0 million in escrowed funds associated with the sale of the Company's "Sporting Equipment Group" ("SEG") in 2001. These increases are partially offset by a higher use of funds for accounts payable of $6.2 million, accrued expense of $3.9 million, and other liabilities of $7.2 million.

Accounts receivable at June 30, 2003 and December 31, 2002 and sales by segment for the second quarter of 2003 compared to the fourth quarter of 2002 were as follows:

                                          June 30,    December 31,   Increase
(Dollars in millions)                       2003          2002      (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                       $ 41.2         $ 37.9        $ 3.3
  Lawnmower                                 2.5            3.4         (0.9)
  Industrial and Power Equipment           15.2           16.1         (0.9)
------------------------------------       ------       ------        ------
     Total segment receivables           $ 58.9         $ 57.4        $ 1.5
------------------------------------       ======       ======        ======



                                                   Three Months Ended
                                         June 30,    December 31,    Increase
                                           2003          2002       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                        $ 87.9        $ 83.1        $ 4.8
  Lawnmower                                 10.2           9.2          1.0
  Industrial and Power Equipment            33.2          35.8         (2.6)
  Elimination                               (0.1)                      (0.1)
------------------------------------       ------       ------        ------
     Total segment sales                 $ 131.2       $ 128.1        $ 3.1
------------------------------------       ======       ======        ======

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

On November 2, 2004 the Company announced that it determined it was necessary to restate certain Financial Statements in 2003 and 2004 relating to interest received in October of 2004 for income tax refunds (see Note 13 to the Consolidated Financial Statements). Management of the Company has evaluated this matter relative to its current and past internal controls and disclosure controls and procedures. Management of the Company was aware of the potential for interest on its income tax refunds; however in 2003 it was the Company's judgment not to accrue interest on the tax refunds that had been applied for. After receiving the refunds and the related interest thereon, and especially considering the amount of the interest that the Company ultimately collected, it was determined that it was prudent to reassess the accounting judgment that was made in 2003. After completion of this reassessment the Company and the Audit Committee concluded that the interest should have been accrued beginning in 2003. While it has been concluded that this is an accounting error that needs to be corrected retroactively, it is not believed that this represents a breakdown in the internal control structure since management of the Company was aware of this interest potential dating back to 2003.

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


    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  November 19, 2004                    /s/ Calvin E. Jenness
                                       ---------------------------------------
                                                Calvin E. Jenness

                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer