Form 10-Q/A
period 2003-09-30
BLOUNT INTERNATIONAL INC
filed 2004-11-22
CIK 1001606

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

                        Yes X                        No
                        ------                       ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

                        Yes                          No   X
                        ------                       ------

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

       Class of Common Stock              Outstanding at September 30, 2003
       ---------------------              ---------------------------------
         $ .01 Par Value                               30,814,073


Explanatory Note

This Amendment No. 3 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, as originally filed with the Commission on November 13, 2003, and as amended on July 13, 2004 and August 2, 2004, is being filed because, in October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service comprised of refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these payments, the Company determined on October 29, 2004 that the majority of the interest portion of the payments should have been recorded as income in prior reporting periods and that the failure to so record interest income was an accounting error. The audit committee has concluded that the previously issued financial statements should not be relied upon. Therefore, the Company is restating its historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004. This Amendment No. 3 reflects the additional income that should have been recorded during the quarter and nine month periods ended September 30, 2003.

This Form 10-Q/A continues to speak as of the date that the initial Form 10-Q was filed with the SEC, and we have not otherwise updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-Q.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Financial Information

   Item 1 - Financial Statements

     Unaudited Consolidated Statements of Income (Loss) -
        three and nine months ended September 30, 2003 and 2002      4

     Unaudited Consolidated Balance Sheets -
        September 30, 2003 and December 31, 2002                     5

     Unaudited Consolidated Statements of Cash Flows -
        nine months ended September 30, 2003 and 2002                6

     Unaudited Consolidated Statements of Changes in
        Stockholders' Deficit - three and nine months ended
           September 30, 2003 and 2002                               7

     Notes to Unaudited Consolidated Financial Statements            8

   Item 2 - Management's Discussion and Analysis                    25

   Item 4 - Controls and Procedures                                 32

Part II  Other Information

   Item 6 - Exhibits and Reports on Form 8-K                        33

Signature                                                           33

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries

                                                Three Months                    Nine Months
                                            Ended September 30,             Ended September 30,
                                           ---------------------           ---------------------

(Dollar amounts in millions,             (Restated)                      (Restated)
except per share data)                      2003            2002            2003            2002
----------------------------------       ----------       --------        --------        --------

Sales                                     $ 145.8          $ 121.5         $ 399.9         $ 351.4
Cost of sales                                95.6             80.7           262.2           231.6
----------------------------------       ----------       --------        --------        --------
Gross profit                                 50.2             40.8           137.7           119.8
Selling, general and
  administrative expenses                    26.0             23.1            75.7            68.5
Restructuring expenses                                         0.3             0.2             5.8
----------------------------------       ----------       --------        --------        --------
Income from operations                       24.2             17.4            61.8            45.5
Interest expense                            (17.4)           (18.0)          (52.7)          (54.3)
Interest income                               0.2              0.2             4.0             0.7
Other expense                                (0.2)            (1.4)           (3.3)           (2.6)
----------------------------------       ----------       --------        --------        --------
Income (loss) before income taxes             6.8             (1.8)            9.8           (10.7)
Provision (benefit) for income
  taxes                                      43.0                             44.2            (2.9)
----------------------------------       ----------       --------        --------        --------
Net loss from continuing
  operations                                (36.2)            (1.8)          (34.4)           (7.8)
----------------------------------       ----------       --------        --------        --------
Discontinued operations: loss on
  disposal, net of taxes of $0.4                              (1.7)                           (1.7)
----------------------------------       ----------       --------        --------        --------
Net loss                                 $  (36.2)         $  (3.5)        $ (34.4)        $  (9.5)
----------------------------------       ==========       ========        ========        ========
Basic loss per share:
  Continuing operations                  $  (1.17)         $ (0.06)        $ (1.12)        $ (0.25)
  Discontinued operations                                    (0.05)                          (0.06)
----------------------------------      -----------       --------        --------        --------
  Net loss                               $  (1.17)         $ (0.11)        $ (1.12)        $ (0.31)
----------------------------------      ===========       ========        =========       ========
Diluted loss per share:
  Continuing operations                  $  (1.17)         $ (0.06)        $ (1.12)        $ (0.25)
  Discontinued operations                                    (0.05)                          (0.06)
----------------------------------      -----------       --------        ---------       --------
  Net loss                               $  (1.17)         $ (0.11)        $ (1.12)        $ (0.31)
----------------------------------      ===========       ========        ========        ========



The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries


                                                                    September 30,     December 31,
                                                                    -------------     ------------
                                                                     (Restated)
(Dollar amounts in millions, except share and per share data)           2003              2002

--------------------------------------------------------------       ---------          --------
Assets
--------------------------------------------------------------       ---------          --------
Current assets:
  Cash and cash equivalents                                          $   20.7           $  26.4
  Accounts receivable, net of allowance for
    doubtful accounts of $3.3 and $4.3                                   66.1              58.5
  Inventories                                                            67.6              64.8
  Deferred income taxes                                                                    30.5
  Other current assets                                                   29.7              11.0
--------------------------------------------------------------       ---------          --------
    Total current assets                                                184.1             191.2
Property, plant and equipment, net of accumulated
  depreciation of $187.5 and $180.5                                      92.6              90.7
Goodwill                                                                 76.9              76.9
Other assets                                                             37.6              69.2
--------------------------------------------------------------       ---------         ---------
Total Assets                                                         $  391.2          $  428.0
--------------------------------------------------------------       =========         =========
Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------------------------       ---------         ---------
Current liabilities:
  Notes payable and current maturities of long-term debt             $    5.8          $    3.4
  Accounts payable                                                       31.9              25.5
  Accrued expenses                                                       63.3              71.3
--------------------------------------------------------------       ---------         ---------
    Total current liabilities                                           101.0             100.2
Long-term debt, exclusive of current maturities                         605.0             624.1
Deferred income taxes, exclusive of current portion                       1.0
Other liabilities                                                        85.8              72.6
--------------------------------------------------------------       ---------         ---------
Total Liabilities                                                       792.8             796.9
--------------------------------------------------------------       ---------         ---------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,814,073 and 30,795,882 outstanding                       0.3               0.3
Capital in excess of par value of stock                                 424.5             424.3
Accumulated deficit                                                    (820.7)           (786.3)
Accumulated other comprehensive income                                   (5.7)             (7.2)
--------------------------------------------------------------       ---------         ---------
Total Stockholders' Deficit                                            (401.6)           (368.9)
--------------------------------------------------------------       ---------         ---------
Total Liabilities and Stockholders' Equity (Deficit)                 $  391.2          $  428.0
--------------------------------------------------------------       =========         =========


The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                                     Nine Months September 30,
                                                                     -------------------------
                                                                    (Restated)
(Dollar amounts in millions)                                           2003             2002
------------------------------------------------------------         ---------        --------
Cash flows from operating activities:
Net loss                                                             $  (34.4)        $  (9.5)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Loss from discontinued operations                                                       1.7
  Early extinguishment of debt                                            2.8             0.4
  Depreciation, amortization and other non-cash charges                  16.1            16.3
  Deferred income taxes                                                  41.3           (10.9)
  Loss on disposals of property, plant & equipment                        0.3             1.6
  Changes in assets and liabilities, net of effects of
   businesses acquired and sold:
    Increase in accounts receivable                                      (7.6)           (1.1)
    Decrease (increase) in inventories                                   (2.8)            0.1
    Decrease in other assets                                              6.3             4.5
    Increase in accounts payable                                          6.4             2.7
    Decrease in accrued expenses                                         (7.2)          (11.9)
    Increase in other liabilities                                        14.4             7.9
------------------------------------------------------------         ---------        --------
  Net cash provided by operating activities                              35.6             1.8
------------------------------------------------------------         ---------        --------
Cash flows from investing activities:
(Payments for) proceeds from sales of property, plant
  & equipment                                                            (0.6)            8.3
Purchases of property, plant & equipment                                (12.0)          (11.8)
Expenses from sale of discontinued operations                                           (14.5)
------------------------------------------------------------          ---------       --------
  Net cash used in investing activities                                 (12.6)          (18.0)
------------------------------------------------------------          ---------       --------
Cash flows from financing activities:
Issuance of debt                                                        118.0
Reduction of debt                                                      (137.1)          (10.9)
Other financing activities                                               (9.6)           (0.4)
------------------------------------------------------------          ---------       --------
  Net cash used in financing activities                                 (28.7)          (11.3)
------------------------------------------------------------          ---------       --------
Net decrease in cash and cash equivalents                                (5.7)          (27.5)
Cash and cash equivalents at beginning of period                         26.4            47.6
------------------------------------------------------------          ---------       --------
Cash and cash equivalents at end of period                            $  20.7         $  20.1
------------------------------------------------------------          =========       ========


The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                   Accumulated
                                                        Capital      Retained         Other
(Dollar amounts in millions,               Common      In Excess     Earnings     Comprehensive
shares in thousands)                        Stock       of Par       (Deficit)        Income         Total
--------------------------------------     -------     ---------     ---------        -------       -------
THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2003

Balance June 30, 2003 (Restated)             $0.3        $424.5       $(784.5)         $(6.2)       $(365.9)
Net loss                                                                (36.2)                        (36.2)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                                0.5            0.5
                                                                                                    -------
         Comprehensive loss                                                                           (35.7)
--------------------------------------     -------     ---------     ---------        -------       -------
Balance September 30, 2003 (Restated)        $0.3        $424.5       $(820.7)         $(5.7)       $(401.6)
                                           =======     =========     =========        =======       =======

Balance December 31, 2002                    $0.3        $424.3       $(786.3)         $(7.2)       $(368.9)
Net loss                                                                (34.4)                        (34.4)
Exercised stock options                                     0.2                                         0.2
Other comprehensive loss, net:
  Foreign currency translation adjustment                                                1.3            1.3
  Unrealized gains                                                                       0.2            0.2
                                                                                                    -------
         Comprehensive loss                                                                           (32.7)
--------------------------------------     -------     ---------     ---------        -------       -------
Balance September 30, 2003 (Restated)        $0.3        $424.5       $(820.7)         $(5.7)       $(401.6)
                                           =======     =========     =========        =======       =======

THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2002:

Balance June 30, 2002                        $0.3        $424.3       $(786.6)          $6.5        $(355.5)
Net loss                                                                 (3.5)                         (3.5)
Other comprehensive loss, net:
  Unrealized losses                                                                     (0.1)          (0.1)
                                                                                                     -------
        Comprehensive loss                                                                             (3.6)
--------------------------------------     -------     ---------     ---------        -------        -------
Balance September 30, 2002                   $0.3        $424.3       $(790.1)          $6.4        $(359.1)
                                           =======     =========     =========        =======        =======

Balance December 31, 2001                    $0.3        $424.3       $(780.6)          $6.1        $(349.9)
Net loss                                                                 (9.5)                         (9.5)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                                0.9            0.9
  Unrealized losses                                                                     (0.6)          (0.6)
                                                                                                    --------
        Comprehensive loss                                                                             (9.2)
--------------------------------------     -------     ---------     ---------        -------       -------
Balance September 30, 2002                   $0.3        $424.3       $(790.1)          $6.4        $(359.1)
                                           =======     =========     =========        =======       =======

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

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The Company has restated its historical financial results in this filing to reflect additional interest income of $3.4 million through September 30, 2003, as further discussed in Note 13.

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


                                                        Three months           Nine months
                                                     ended September 30,    ended September 30,
                                                     ------------------     ------------------
(Dollars in millions,                               (Restated)             (Restated)
 except per share amounts)                             2003      2002         2003      2002
------------------------------------                 --------  --------     --------  --------
Net loss, as reported                                 $(36.2)   $ (3.5)      $(34.4)   $ (9.5)

Add: stock-based employee compensation cost,
net of tax, included in net loss                                                0.1

Deduct: total stock-based employee
compensation cost, net of tax, that would
have been included in net loss
under fair value method                                 (0.2)                  (0.9)     (1.2)
                                                     --------  --------     --------   --------
Proforma net loss                                     $(36.4)    $(3.5)      $(35.2)   $(10.7)
                                                     ========  ========     ========   ========
Basic loss per share
  As reported                                         $(1.17)   $(0.11)      $(1.12)   $(0.31)
  Pro forma                                            (1.18)    (0.11)       (1.14)    (0.35)
Diluted loss per share
  As reported                                          (1.17)    (0.11)       (1.12)    (0.31)
  Pro forma                                            (1.18)    (0.11)       (1.14)    (0.35)



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

                                                          Restructuring Actions
                                    --------------------------------------------------------------
                                          Previous           Corporate Office          Asset
                                          Actions               Relocation           Relocation
                                    --------------------     ----------------     ----------------
Balance at January 1, 2002                 $ 3.1
Expense/Adjustments                         (0.3)                $ 5.2
Charges against liability                   (0.4)                 (4.5)
                                    -------------------      ----------------     ----------------
Balance at September 30, 2002              $ 2.4                 $ 0.7                 $ 0.0
                                    ===================      ================     ================

Balance at January 1, 2003                 $ 1.1                 $ 0.4                 $ 1.4
Expense/Adjustments                         (0.1)                  0.1                   0.2
Charges against liability                   (0.4)                 (0.4)                 (0.5)
                                    -------------------      ----------------     ----------------
Balance at September 30, 2003              $ 0.6                 $ 0.1                 $ 1.1
                                    ===================      ================     ================


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

                                                   Three months            Nine months
                                                ended September 30,     ended September 30,
                                              ----------------------   --------------------
                                              (Restated)               (Restated)
 (Dollars in millions)                           2003        2002        2003        2002
------------------------------------          ----------  ----------   --------    --------
Sales:
   Outdoor Products                           $  92.5      $  74.2     $ 265.6     $ 224.3
   Lawnmower                                      8.3         10.9        26.4        32.2
   Industrial and Power Equipment                45.1         36.6       108.2        95.9
   Elimination                                   (0.1)        (0.2)       (0.3)       (1.0)
------------------------------------          --------    ---------    --------    --------
   Total Sales                                $ 145.8      $ 121.5     $ 399.9     $ 351.4
------------------------------------          ========    =========    ========    ========
Operating income (loss):
   Outdoor Products                           $  24.0      $  16.3     $  66.9     $  50.0
   Lawnmower                                     (0.4)         0.7        (0.7)        2.0
   Industrial and Power Equipment                 3.8          2.2         4.7         3.9
   Corporate expense/elimination                 (3.2)        (1.5)       (8.9)       (4.6)
   Restructuring expenses                                     (0.3)       (0.2)       (5.8)
------------------------------------          --------    ---------    --------    --------
Income from operations                           24.2         17.4        61.8        45.5
Interest expense                                (17.4)       (18.0)      (52.7)      (54.3)
Interest income                                   0.2          0.2         4.0         0.7
Other income (expense), net                      (0.2)        (1.4)       (3.3)       (2.6)
------------------------------------          --------    ---------    --------    --------
Income (loss) from continuing
  Operations before income taxes                $ 6.8     $   (1.8)     $  9.8     $ (10.7)
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


NOTE 8:
EARNINGS PER SHARE DATA

For the three months and nine months ended September 30, 2003 and 2002, net loss and shares used in the earnings per share ("EPS") computations were the following amounts:

                                                   Three months             Nine months
                                                ended September 30,      ended September 30,
                                              ----------------------   -----------------------
(Dollars in millions)                         (Restated)               (Restated)
 except per share amounts)                       2003        2002         2003        2002
------------------------------------          ----------  ----------   ----------   ----------
Net loss, as reported                           $(36.2)     $ (3.5)      $(34.4)      $ (9.5)
------------------------------------          ==========  ==========   ==========   ==========
Shares:
   Basic EPS - weighted average               30,814,073  30,795,882   30,805,794   30,795,882
      Common shares outstanding
   Dilutive effect of stock options
------------------------------------          ----------  ----------   ----------   ----------
   Adjusted weighted average shares           30,814,073  30,795,882   30,805,794   30,795,882
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


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the Nine Months
Ended September 30, 2003
(Restated)

                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                         $ 262.6      $  89.8      $ 149.2     $ (101.7)     $  399.9
Cost of sales                                                   185.8         70.4        110.0       (104.0)        262.2
                                                              -------      -------      -------     --------        -------
Gross profit                                                     76.8         19.4         39.2          2.3         137.7
Selling, general and administrative expenses                     45.5         12.3         17.9                       75.7
Restructuring expenses                                                         0.2                                     0.2
                                                  -------     -------      -------      -------     --------        -------
Income from operations                                           31.3          6.9         21.3          2.3          61.8
Interest expense                                  $ (14.8)      (36.1)        (0.3)        (1.5)                     (52.7)
Interest income                                                   3.8                      0.2
           4.0
Other income (expense), net                                      (2.3)        (0.1)        (0.9)                      (3.3)
                                                  -------     -------      -------      -------     --------        -------
Income (loss) before income taxes                   (14.8)       (3.3)         6.5         19.1          2.3           9.8
Provision (benefit) for income taxes                 (0.7)       30.6          2.4         11.9                       44.2
                                                  -------     -------      -------      -------     --------        -------
Income (loss) before earnings (losses)
  of affiliated companies                           (14.1)      (33.9)         4.1          7.2          2.3         (34.4)
Equity in earnings (losses) of
  affiliated companies, net                         (20.4)       13.5          0.2                      10.0
                                                  -------     -------      -------      -------     --------        -------
Net income (loss)                                  $(37.8)    $ (20.4)     $   4.3       $  7.2      $  12.3        $ (34.4)
                                                  =======     =======      =======      =======     ========        =======


For the Three Months
Ended September 30, 2003
(Restated)


                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $  98.3      $  29.8       $  51.8      $ (34.1)      $ 145.8
Cost of sales                                                   69.8         23.4          38.3        (35.9)         95.6
                                                             --------     -------       -------      -------       -------
Gross profit                                                    28.5          6.4          13.5          1.8          50.2
Selling, general and administrative expenses                    16.0          4.2           5.8                       26.0
Restructuring expenses
                                                 -------     --------     -------       -------      -------       -------
Income from operations                                          12.5          2.2           7.7          1.8          24.2
Interest expense                                 $  (4.9)      (12.4)                      (0.1)                     (17.4)
Interest income                                                  0.1                        0.1                        0.2
Other income (expense), net                                      0.3         (0.1)         (0.4)                      (0.2)
                                                 -------     --------     -------       -------      -------       -------
Income (loss) before income taxes                   (4.9)        0.5          2.1           7.3          1.8           6.8
Provision (benefit) for income taxes                 3.2        36.2          0.8           2.8                       43.0
                                                 -------     --------     -------       -------      -------       -------
Income (loss) before earnings (losses)
  of affiliated companies                           (8.1)      (35.7)         1.3           4.5          1.8         (36.2)

Equity in earnings (losses) of
  affiliated companies, net                        (29.5)        7.7                                    21.8
                                                 -------     -------      -------      --------       -------      -------
Net income (loss)                                $ (37.6)    $ (28.0)     $   1.3      $    4.5       $  23.6      $ (36.2)
                                                 =======     =======      =======      =======        =======      =======


For the Nine Months
Ended September 30, 2002

                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                         $ 225.5      $  89.5      $ 121.0      $ (84.6)      $ 351.4
 Cost of sales                                                  154.5         69.0         92.6        (84.5)        231.6
                                                              -------      -------      -------      -------       -------
Gross profit                                                     71.0         20.5         28.4         (0.1)        119.8
Selling, general and administrative expenses       $ 0.5         39.5         13.2         15.3                       68.5
Restructuring expenses
                                                                  5.8                                                  5.8
                                                  -------     -------      -------      -------      -------       -------
Income (loss) from operations                       (0.5)        25.7          7.3         13.1         (0.1)         45.5
Interest expense                                   (16.0)       (51.7)        (0.4)        (0.2)        14.0         (54.3)
Interest income                                                  14.5                       0.2        (14.0)          0.7
Other income (expense), net                                      (2.0)                     (0.6)                      (2.6)
                                                  -------     -------      -------      -------      -------       -------
Income (loss) before income taxes                  (16.5)       (13.5)         6.9         12.5         (0.1)        (10.7)
Provision (benefit) for income taxes                (4.5)        (5.4)         2.6          4.4                       (2.9)
                                                  -------     -------      -------      -------      -------       -------
Income (loss) from continuing operations           (12.0)        (8.1)         4.3          8.1         (0.1)         (7.8)
Discontinued operations:  loss on disposal,
   net of taxes of $0.4                                          (1.7)                                                (1.7)
                                                  -------     -------      -------      -------      -------       -------
Income (loss) before earnings (losses)
   of affiliated companies                         (12.0)        (9.8)         4.3          8.1         (0.1)         (9.5)
Equity in earnings (losses) of
  affiliated companies, net                          2.5         12.2          0.1                     (14.8)
                                                  -------     -------      -------      -------      -------       -------
Net income (loss)                                 $ (9.5)     $   2.4      $   4.4      $   8.1      $ (14.9)      $  (9.5)
                                                  =======     =======      =======      =======      =========     ========


For the Three Months
Ended September 30, 2002

                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                         $  81.3     $  28.0       $  41.0       $ (28.8)     $ 121.5
Cost of sales                                                    56.6        22.3          31.0         (29.2)        80.7
                                                  -------     -------      ------       -------       -------      -------
Gross profit                                                     24.7         5.7          10.0           0.4         40.8
Selling, general and administrative expenses       $ 0.1         13.5         4.5           5.0                       23.1
Restructuring expenses                                            0.3                                                  0.3
                                                  -------     -------      ------       -------       -------      -------
Income (loss) from operations                       (0.1)        10.9         1.2           5.0           0.4         17.4
Interest expense                                    (5.4)       (17.1)                     (0.1)          4.6        (18.0)
Interest income                                                   4.8                                    (4.6)         0.2
Other income (expense), net                                      (1.2)                     (0.2)                      (1.4)
                                                  -------     -------      ------       -------       -------      -------
Income (loss) before income taxes                   (5.5)        (2.6)        1.2           4.7           0.4         (1.8)
Provision (benefit) for income taxes                (0.9)        (1.2)        0.4           1.7
                                                  -------     -------      ------       -------       -------      -------
Income (loss) from continuing operations            (4.6)        (1.4)        0.8           3.0           0.4         (1.8)
Discontinued operations: loss on disposal
  net of taxes of $0.4                                           (1.7)                                                (1.7)
                                                  -------     -------      ------       -------       -------      -------
Income (loss) before earnings (losses)
  of affiliated companies                           (4.6)        (3.1)        0.8           3.0           0.4         (3.5)
Equity in earnings (losses) of
  affiliated companies, net                          1.2          4.1         0.1                        (5.4)
                                                  -------     -------      ------       -------       -------       -------
Net income (loss)                                 $ (3.4)     $   1.0      $  0.9       $   3.0       $  (5.0)      $ (3.5)
                                                  =======     =======      ======       =======      =========      =======


September 30, 2003
(Restated)

                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  5.2     $  (0.8)      $  16.3                     $  20.7
  Accounts receivable, net                                       35.1        10.5          20.5                        66.1
  Intercompany receivables                                      265.9        54.4          12.4        $(332.7)
  Inventories                                                    25.3        22.6          19.7                        67.6
  Other current assets                                           27.5         0.6           1.6                        29.7
                                                  -------     -------     -------        -------       --------     -------
    Total current assets                                        359.0        87.3          70.5         (332.7)       184.1
Investments in affiliated companies               $ (48.1)      218.0                       0.3         (170.2)
Property, plant and equipment, net                               40.4        24.5          27.7                        92.6
Cost in excess of net assets of acquired
  businesses, net                                                30.2        40.2           6.5                        76.9
Other assets                                                     33.7                       3.9                        37.6
                                                  -------     -------     -------       -------        --------     -------
    Total Assets                                  $ (48.1)    $ 681.3     $ 152.0       $ 108.9        $(502.9)      $ 391.2
                                                  =======     =======     =======       =======        ========     =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
       of long-term debt                                      $   4.9                   $  0.9                      $   5.8
  Accounts payable                                               19.4     $   6.7          5.8                         31.9
  Intercompany payables                           $ 332.7                                              $(332.7)
  Accrued expenses                                               44.8         7.1         11.4                         63.3
                                                  -------     -------     -------       -------        -------      -------
    Total current liabilities                       332.7        69.1        13.8         18.1          (332.7)       101.0
Long-term debt, exclusive of current maturities      21.3       583.7                                                 605.0
Deferred income taxes, exclusive of
  current portion                                                (1.2)                     2.2                          1.0
Other liabilities                                     3.0        74.3         2.6          5.9                         85.8
                                                  -------     -------     -------       -------        -------      -------
    Total Liabilities                               357.0       725.9        16.4         26.2          (332.7)       792.8
                                                  -------     -------     -------       -------        -------      -------
Stockholders Equity (Deficit)                      (405.1)      (44.6)      135.6         82.7          (170.2)      (401.6)
    Total Liabilities and                         -------     -------     -------      -------         -------      -------
      Stockholders' Equity (Deficit)              $ (48.1)    $ 681.3     $ 152.0      $ 108.9         $(502.9)     $ 391.2
                                                  =======     =======     =======      =======         =======      =======


DECEMBER 31, 2002


                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  16.3   $    (0.1)     $  10.2                      $  26.4
  Accounts receivable, net                                       26.2        15.1         17.2                         58.5
  Intercompany receivables                                      274.7        39.3          7.3         $(321.3)
  Inventories                                                    27.5        21.4         15.9                         64.8
  Deferred income taxes                                          30.4                      0.1                         30.5
  Other current assets                                            9.2         0.5          1.3                         11.0
                                                  -------     -------     -------      -------         -------      -------
    Total current assets                                        384.3        76.2         52.0          (321.3)       191.2
Investments in affiliated companies               $ (25.7)      201.6                      0.2          (176.1)
Property, plant and equipment, net                               35.6        26.4         28.7                         90.7
Cost in excess of net assets of acquired
  businesses, net                                                30.2        40.2          6.5                         76.9
Other assets                                                     65.9                      3.3                         69.2
                                                  -------     -------     -------      -------         -------      -------
    Total Assets                                  $ (25.7)    $ 717.6     $ 142.8      $  90.7         $(497.4)     $ 428.0
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
                                                  =======     =======     =======      =======         =======      =======


For the Nine Months
Ended September 30, 2003

                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                      $ (11.4)    $ 40.6      $   1.1      $  5.3                       $  35.6
                                                  -------     -------     -------      -------         -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                 (0.6)                                                  (0.6)
Purchases of property, plant and equipment                      (8.5)        (0.8)       (2.7)                        (12.0)
                                                  -------     -------     -------      -------         -------      -------
Net cash used in investing activities                           (9.1)        (0.8)       (2.7)                        (12.6)
                                                  -------     -------     -------      -------         -------      -------
Cash flows from financing activities:
Issuance of debt                                               118.0                                                  118.0
Reduction of debt                                             (137.2)                     0.1                        (137.1)
Advances from (to) affiliated companies              11.4      (10.9)        (0.5)
Other                                                           (9.6)                                                  (9.6)
                                                  -------     -------     -------      -------         -------      -------
Net cash provided by (used in) financing
  activities                                         11.4      (39.7)        (0.5)        0.1                         (28.7)
                                                  -------     -------     -------      -------         -------      -------
Net increase (decrease) in cash and cash
  equivalents                                                   (8.2)        (0.2)        2.7                          (5.7)
Cash and cash equivalents at beginning of period                18.6         (0.2)        8.0                          26.4
                                                  -------     -------     -------      -------         -------      -------
Cash and cash equivalents at end of period        $   0.0     $ 10.4      $  (0.4)     $ 10.7                       $  20.7
                                                  =======     =======     =======      =======         =======      =======


For the Nine Months
Ended September 30, 2002


                                                  Blount                                 Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              --------------  -------  ------------  ------------  ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                      $  (6.4)    $   3.6     $   2.2      $   2.4                       $  1.8
                                                  -------     -------     -------      -------         -------      -------
Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                   8.2                      0.1                          8.3
Purchases of property, plant and equipment                       (4.5)       (1.7)        (5.6)                       (11.8)
Proceeds (expenses) from sale of discontinued                   (14.5)                                                (14.5)
  operations
                                                  -------     -------     -------      -------         -------      -------
Net cash used in investing activities                           (10.8)       (1.7)        (5.5)                       (18.0)
                                                  -------     -------     -------      -------         -------      -------
Cash flows from financing activities:

Reduction of debt                                               (10.9)                                                (10.9)
Advances from (to) affiliated companies               6.4        (5.9)       (0.5)
Other                                                            (0.4)                                                 (0.4)
                                                  -------     -------     -------      -------         -------      -------
Net cash provided by (used in) financing
  activities                                          6.4       (17.2)       (0.5)        (0.0)                       (11.3)
                                                  -------     -------     -------      -------         -------      -------
Net increase (decrease) in cash and cash
  equivalents                                                   (24.4)        0.0         (3.1)                       (27.5)
Cash and cash equivalents at beginning of period                 44.0        (1.1)         4.7                         47.6
                                                  -------     -------     -------      -------         -------      -------
Cash and cash equivalents at end of period        $   0.0     $  19.6     $  (1.1)     $   1.6                       $ 20.1
                                                  =======     =======     =======      =======         =======      =======


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

Long-term debt at September 30, 2003 and December 31, 2002 consisted of the following:

                                            September 30,   December 31,
(Dollars in millions)                           2003            2002
---------------------------------           -------------   ------------
13% Senior subordinated notes                  $ 323.2         $ 325.0
7% Senior notes                                  149.6           149.4
Term loans                                       116.7           134.4
Revolving credit facility
12% preferred equivalent security                 21.3            18.7
---------------------------------              -------         -------
Total Debt                                       610.8           627.5
Less current maturities                           (5.8)           (3.4)
---------------------------------              -------         -------
Total long-term debt                           $ 605.0         $ 624.1
---------------------------------              =======         =======


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

NOTE 13:
RESTATEMENT

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service, consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The $21.6 million of refund claims was included in the Consolidated Balance Sheet in other current assets, while no interest receivable was recorded. In reviewing these payments, the Company has determined that a significant portion of the interest for the payments should have been recorded as income in prior reporting periods. Based on this determination, the Company has restated its financial results to reflect additional interest income of $3.4 million through September 30, 2003. The amounts included in this Form 10-Q reflect the restated and increased income amounts for comparative periods.

The effect of this restatement on the balance sheet and income statement at September 30, 2003 and for the three months and nine months ended September 30, 2003 are as follows:


                                                    September 30, 2003
                                                 -------------------------
                                                 Previously
(Dollar amounts in millions)                      Reported       Restated
----------------------------------------         ----------      --------
Other current assets                              $  26.3        $  29.7
Accumulated deficit                                (824.1)        (820.7)

                                     Three months ended     Nine months ended
                                     September 30, 2003     September 30, 2003
                                   ---------------------  ---------------------
                                    Previously            Previously
(Dollars in millions)                Reported   Restated   Reported   Restated
---------------------------------  -----------  --------  ---------   --------

Interest income                       $ 0.1      $ 0.2     $ 0.6       $ 4.0
Income (loss) before income taxes       6.7        6.8       6.4         9.8
Provision for income taxes             44.3       43.0      44.2        44.2
Net loss                              (37.6)     (36.2)    (37.8)      (34.4)

Basic loss per share                  $(1.22)    $(1.17)   $(1.23)     $(1.12)
Diluted loss per share                 (1.22)     (1.17)    (1.23)      (1.12)


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

Net loss for the third quarter of 2003 was $36.2 million or $1.17 per share compared to net loss of $3.5 million or $0.11 per share for the same period in 2002. The change in net loss includes higher operating income of $6.8 million, lower other expense of $1.2 million and lower interest expense of $0.6 million. These are offset by higher income tax expense of $43.0 million. The decrease in other expense reflects $0.2 million for other expense in 2003 compared to $1.4 million in other expense incurred in 2002, of which $0.8 million was related to the sale of an office building and $0.5 million to realized losses in the rabbi trust, created to fund certain executive benefits. Lower interest expense is due to a combination of lower rates and outstanding debt. The higher tax expense includes $39.7 million to record a valuation allowance since the Company has now determined it will likely not be able to utilize its deferred tax asset, and a $3.3 million tax provision due to an increase in pre-tax income. The Company has exhausted its ability to carry back net operating losses to prior years and will only be able to utilize accumulated net operating losses on a carry forward basis. Although the Company expects to be profitable on a go-forward consolidated basis, the existing outstanding debt requires significant annual interest payments which result in operating losses in the United States. The combination of anticipated operating losses in the United States for the foreseeable future and the fact that certain tax planning strategies have diminished in the quarter ended September 30, 2003 has led to the determination that the Company will not likely be able to utilize its deferred tax benefits.

Net loss for the nine months ended September 30, 2003 of $34.4 million or $1.12 per share compares to a net loss of $9.5 million or $0.31 per share for the same period in 2002. The increase in net loss reflects a $47.1 million increase in income taxes primarily due to the recognition of a $39.7 million deferred tax valuation allowance, and also includes $0.7 million increase in other expense. These increases in expense are partially offset by $16.3 million improvement in income from operations, a $1.6 million decrease in interest expense and a $3.3 million increase in interest income. Interest expense was 3% lower than the previous year due to lower interest rates and a lower average level of debt. The increase in interest income reflects $3.4 million of interest related to income tax refund receivables. Other expense of $3.3 million in 2003 compares to $2.6 million in 2002, with the increase primarily the result of this year's debt extinguishment expense but offset somewhat by a $1.7 million loss on the sale of Company assets during 2002. A tax provision of $44.2 million in 2003 compares to a benefit of $2.9 million in 2002. Included in the current year amount is a $4.5 million provision on pre-tax earnings and $39.7 million as a one hundred percent valuation allowance on deferred tax assets the Company has now determined it will likely not be able to utilize.


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

The Company's total backlog increased to $110.8 million at September 30, 2003 from $56.3 million at December 31, 2002 and from $60.6 million at September 30, 2002 as follows (in millions):

                                                     Backlog
                                    -------------------------------------------
                                    September 30,  December 31,  September 30,
                                        2003          2002           2002
--------------------------------    ------------  ------------  ------------
Outdoor Products                      $ 61.1        $ 42.9         $ 38.5
Lawnmower                                6.4           3.1            4.9
Industrial and Power Equipment          43.3          10.3           17.2
--------------------------------      ------        ------         ------
     Total segment backlog           $ 110.8        $ 56.3         $ 60.6
--------------------------------      ======        ======         ======

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

Cash generated from operating activities was $35.6 million in the first nine months of 2003 compared to $1.8 million for the same period in 2002. The $33.8 million increase in cash provided is primarily the result of an increase in pretax income of $20.5 million and the receipt of $25.0 million in escrowed funds associated with the sale of the Company's Sporting Equipment segment in 2001. These increases are partially offset by a higher use of funds for accounts receivable of $6.6 million and inventory of $2.9 million.

Accounts receivable at September 30, 2003 and December 31, 2002 and sales by segment for the third quarter of 2003 compared to the fourth quarter of 2002 were as follows:

                                       September 30,  December 31,  Increase
(Dollars in millions)                      2003          2002      (Decrease)
---------------------------------      ------------  ------------  -----------
Accounts Receivable:
  Outdoor Products                       $ 44.8        $ 37.9         $ 6.9
  Lawnmower                                 3.2           3.4          (0.2)
  Industrial and Power Equipment           18.1          16.1           2.0
---------------------------------        ------        ------        ------
     Total segment receivables           $ 66.1        $ 57.4         $ 8.7
---------------------------------        ======        ======        ======

                                                    Three Months Ended
                                       September 30,  December 31,  Increase
                                            2003         2002      (Decrease)
---------------------------------      ------------  ------------  -----------
Sales:
  Outdoor Products                       $ 92.5        $ 83.1         $ 9.4
  Lawnmower                                 8.3           9.2          (0.9)
  Industrial and Power Equipment           45.1          35.8           9.3
  Elimination                              (0.1)                       (0.1)
---------------------------------        ------        ------        ------
     Total segment sales                 $145.8        $128.1        $ 17.7
---------------------------------        ======        ======        ======

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

On November 2, 2004, the Company announced that it determined it was necessary to restate certain Financial Statements in 2003 and 2004 relating to interest received in October of 2004 for income tax refunds. (See Note 13 to the Consolidated Financial Statements). Management of the company has evaluated this matter relative to its current and past internal controls and disclosure controls and procedures. Management of the Company was aware of the potential for interest on its income tax refunds; however in 2003 it was the Company's judgment not to accrue interest on the tax refunds that had been applied for. After receiving the refunds and the related interest thereon, and especially considering the amount of the interest that the Company ultimately collected, it was determined that it was prudent to reassess the accounting judgment that was made in 2003. After completion of this reassessment the Company and the Audit Committee concluded that the interest should have been accrued beginning in 2003. While it has been concluded that this is an accounting error that needs to be corrected retroactively, it is not believed that this represents a breakdown in the internal control structure since management of the Company was aware of this interest potentially dating back to 2003.

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