Form 10-K/A
period 2003-12-31
BLOUNT INTERNATIONAL INC
filed 2004-11-22
CIK 1001606

---------
                                                                         Final

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

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
         ----------------------------------------------------------------

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

Common stock $0.01 par value as of December 31, 2003: 30,827,738 shares

                                  ----------

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the yearly period ended December 31, 2003, as originally filed with the Commission on March 10, 2004 is being filed because, in October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service comprised of refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these payments, the Company determined on October 29, 2004 that the majority of the interest portion of the payments should have been recorded as income in prior reporting periods and that the failure to so record interest income was an accounting error. The audit committee has concluded that the previously issued financial statements should not be relied upon. Therefore, the Company is restating its historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004. This Amendment No. 1 reflects the additional interest income that should have been recorded during the year ended December 31, 2003.

This Form 10-K/A continues to speak as of the date that the initial Form 10-K was filed with the SEC, and we have not otherwise updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-K.

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

               Report of Independent Registered Public Accounting Firm Management Responsibility
               Consolidated Statements of Income (Loss)
               Consolidated Balance Sheets
               Consolidated Statements of Cash Flows
               Consolidated Statements of Changes in Stockholders'
                 Equity (Deficit)
               Notes to Consolidated Financial Statements

            Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                    69

            Item 9A.  Controls and Procedures                                69

Part III

            Item 10.  Directors, Executive Officers, Promoters and Control
                      Persons of the Registrant                              70

            Item 11.  Executive Compensation                                 70

            Item 12.  Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholders Matters            70

            Item 13.  Certain Relationships and Related Transactions         71

            Item 14.  Independent Registered Public Accounting Firm
                      Fees and Services                                      71

Part IV.

            Item 15.  Exhibits, Financial Statement Schedules and

                      Reports on Form 8-K                                    72

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
------------------------------


BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four reporting periods was as follows (in millions):

                                                  December 31,
                                      ----------------------------------
                                        2003     2002     2001     2000
------------------------------------  -------  -------  -------  -------
Outdoor Products                      $ 66.7   $ 42.9   $ 32.9   $ 44.6
Lawnmower                                4.9      3.1      3.1      4.4
Industrial and Power Equipment          47.7     10.3     12.9     15.0
------------------------------------  -------  -------  -------  -------
         Total backlog                $119.3   $ 56.3   $ 48.9   $ 64.0
------------------------------------  =======  =======  =======  =======

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

Approximate square footage of principal properties is as follows:

                                               Area in Square Feet
                                              --------------------
                                                Owned      Leased
         --------------------------------     ---------  ---------
         Outdoor Products                      918,779     287,691
         Lawnmower                             161,000           0
         Industrial and Power Equipment        738,740           0
         Corporate                                   0      12,400
         --------------------------------    ----------  ---------
              Total                          1,818,519     300,091
         --------------------------------    ==========  =========

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

                                                        Common Stock
                                                     ------------------
                                                       High      Low
         ----------------------------------          --------  --------
         Year Ended December 31, 2003

         First quarter                               $ 6.43      $ 3.87
         Second quarter                                7.87        5.44
         Third quarter                                 5.83        4.25
         Fourth quarter                                7.87        4.75

         Year Ended December 31, 2002

         First quarter                               $ 3.25      $ 2.74
         Second quarter                                4.92        2.85
         Third quarter                                 4.28        3.66
         Fourth quarter                                3.94        3.43
         -----------------------------------         --------  --------

ITEM 6.  SELECTED FINANCIAL DATA


                                                                              Year Ended December 31,
                                                      ----------------------------------------------------------
Dollar amounts in millions,                           (Restated)
Except per share data                                  2003(4)(5)    2002(4)       2001        2000        1999
-----------------------------------------------       ---------   ----------   ---------   ---------    --------
Operating Results (1):
Sales                                                  $ 559.1     $ 479.5      $ 468.7     $ 513.9     $ 486.2
Operating income from segments                            96.7        75.9         68.6        82.1        70.7
Income (loss) from continuing operations
  before extraordinary loss                              (30.1)       (4.8)       (37.6)      (11.7)      (46.8)
Net income (loss)                                        (30.1)       (5.7)       (43.6)       10.8       (21.8)
Earnings per share:
  Basic:
    Income (loss) from continuing
      operations before extraordinary loss               (0.98)      (0.16)       (1.22)      (0.38)      (0.80)
    Net income (loss)                                    (0.98)      (0.19)       (1.42)       0.35       (0.37)
  Diluted:
    Income (loss) from continuing
      operations before extraordinary loss               (0.98)      (0.16)       (1.22)      (0.38)      (0.80)
    Net income (loss)                                    (0.98)      (0.19)       (1.42)       0.35       (0.37)
-----------------------------------------------       ----------  ----------   ----------   ---------  ---------
End of period Financial Position:
Total assets                                          $ 404.0      $ 428.0      $ 444.8     $ 703.9     $ 688.7
Working capital                                          87.0         91.0         82.7       191.8       187.5
Property, plant and equipment-gross                     283.1        271.2        281.4       428.1       402.7
Property, plant and equipment-net                        92.0         90.7         96.2       177.4       172.3
Long-term debt                                          603.9        624.1        632.5       824.5       809.7
Total debt                                              610.5        627.5        641.0       833.0       816.2
Stockholders' equity (deficit)                         (393.7)      (368.9)      (349.9)     (312.2)     (321.7)
Current ratio                                         1.8 to 1     1.9 to 1     1.7 to 1    2.3 to 1    2.3 to 1
-----------------------------------------------       ----------  ----------   ----------   ---------   ---------
Other data:
Property, plant and equipment additions (2)           $  16.5       $ 17.1      $ 11.5      $  39.8     $  18.5
Depreciation and amortization                            18.7         18.9        23.6         32.7        34.0
Interest Expense, net of interest income                 65.4         71.1        94.5         98.2        41.1
Stock price (3):             Common high                  7.87         4.92        8.13        15.88       17.69
                             Common low                   3.87         2.74        2.01         7.44       10.50
Stock price (3):             Class A high                                                                  14.97
                             Class A low                                                                   11.94
Stock price (3):             Class B high                                                                  14.78
                             Class B low                                                                   11.91
Per common share dividends (3): Class A                                                                      .072
                                Class B                                                                      .067
Shares used in earnings per share
  computations (in millions) (3): Basic                  30.8         30.8         30.8        30.8         58.2
                                        Diluted          30.8         30.8         30.8        30.8         58.2
Employees (approximate continuing operations)(1)        3,300        3,134        3,209       3,455        3,461
-----------------------------------------------       ----------  --------     ----------   ---------   ---------

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

(5) See Note 14 to the Consolidated Financial Statements for details on the restatement of 2003 results.



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The 2003 Consolidated Financial Statements have been restated and certain amounts included in Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition have been restated as appropriate. See Note 14 to the Consolidated Financial Statements for details on the restatement of 2003 results. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are to diluted earnings per share.


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

The Company maintains a small corporate staff at its headquarters located in Portland, Oregon. In addition to providing management oversight for the three business segments, the corporate staff manages the Company's capital structure, administers various health and welfare plans and coordinates compliance and legal matters. The Company's capital structure includes a significant amount of debt outstanding and a concentration of common stock ownership by affiliates of Lehman Brothers Holding, Inc., including a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. ("Lehman Merchant Banking") which owns 85% of the stock outstanding. The Company's capital structure requires the conservation of cash in order to reduce debt and increase shareholder value. In order to conserve cash, the Company places a high priority in minimizing working capital, appropriately allocating capital spending to higher return projects and leveraging existing assets for additional product throughput.


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


OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Sales for 2003 were $559.1 million compared to $479.5 million in 2002. Income from continuing operations increased to $83.8 million from $62.5 million in 2002. Net loss in 2003 was $30.1 million ($0.98 per share) compared to $5.7 million ($.19 per share) for 2002.

The 34% improvement in income from operations is primarily due to a year over year sales increase of 17% as our two largest segments, Outdoor Products and Industrial and Power Equipment, benefited from both improved economic and industry specific conditions as well as a weaker US dollar. These conditions resulted in an 18% increase in the Company's gross profit to $189.7 million from $161.2 million in 2002. A 16% increase in selling, general and administrative costs to $105.7 million from $91.5 million in 2002 tempered some of the gross profit increase as higher benefits expense, incentive costs, employment levels and the impact of a weaker US dollar had a negative effect. Included in the higher net loss in 2003 is a $49.4 million increase in income tax expense primarily from the recognition of a deferred income tax valuation allowance of $39.7 million.

The following table reflects segment sales and operating income for the years ended December 31, 2003 and 2002:



                                                                Year Ended December 31,
                                                          -----------------------------------
                                                                                    2003 as %
 (Dollar amounts in millions)                               2003         2002        of 2002
------------------------------------------------------    ---------    ---------    ---------
Sales:
  Outdoor Products                                        $ 358.8      $ 307.4         117%
  Lawnmower                                                  35.7         41.4          86%
  Industrial and Power Equipment                            165.0        131.7         125%
  Inter-Segment Elimination                                  (0.4)        (1.0)         40%
------------------------------------------------------    ---------    ---------    ---------
         Total Sales                                      $ 559.1      $ 479.5         117%
------------------------------------------------------    ---------    ---------    ---------
Operating income (loss):
  Outdoor Products                                        $  86.2      $  67.7         127%
  Lawnmower                                                  (1.2)         2.7         N/A
  Industrial and Power Equipment                             11.7          5.2         225%
  Inter-Segment Elimination                                                0.3         N/A
------------------------------------------------------    ---------    ---------    ---------
  Operating income from segments                             96.7         75.9         127%
Corporate office expenses                                   (12.7)        (6.2)        205%
Restructuring expenses                                       (0.2)        (7.2)          3%
------------------------------------------------------    ---------    ---------    ---------
Income from continuing operations                         $  83.8      $  62.5         134%
------------------------------------------------------    ---------    ---------    ---------



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

Sales for the Industrial and Power Equipment segment for 2003 were $165.0 million compared to $131.7 million in 2002, a 25% increase. Income from operations in 2003 was $11.7 million compared to $5.2 million in 2002, a 125% increase. This segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, pa`rticularly in the Company's most important market (the Southeastern United States). During 2003 the industry conditions in this segment trended upward, resulting in an improved demand for the Company's products and contributing to a 31% increase in timber harvesting equipment sales. In addition to an improvement in market demand, the Company benefited from a joint marketing agreement with Caterpillar that was initiated during 2003. Sales of power transmission components declined by 10% in 2003 from 2002 as improvements in the utility and construction markets that the segment serves lagged the recovery experienced in the forestry industry.

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

Net Interest expense in 2003 was $65.4 million in comparison to $71.1 million in 2002. The lower interest expense was due to a combination of lower average debt outstanding and lower interest rates on the term loans, as well as an increase in interest income of $3.6 million relating to income tax refunds.

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

The Company's effective income tax rate in 2003 was 303.4% compared to 48.4% in 2002. This significant increase was primarily due to the recognition of a deferred tax asset valuation allowance of $39.7 million as the Company determined it will not likely be able to utilize its deferred tax benefits (See Note 2 of the Notes to the Consolidated Financial Statements).

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

The following table reflects segment sales and operating income for the years ended December 31, 2002 and 2001



                                                                Year Ended December 31,
                                                          -----------------------------------
                                                                                    2002 as %
 (Dollar amounts in millions)                                2002         2001       of 2001
----------------------------------------------------      ---------    ---------    ---------
Sales:
  Outdoor Products                                        $   307.4    $   307.4         100%
  Lawnmower                                                    41.4         43.0          96%
  Industrial and Power Equipment                              131.7        120.6         109%
  Inter Segment Elimination                                    (1.0)        (2.3)         43%
----------------------------------------------------      ---------    ---------    ---------
         Total Sales                                      $   479.5    $   468.7         102%
----------------------------------------------------      ---------    ---------    ---------
Operating income (loss):
  Outdoor Products                                        $    67.7    $    69.4          98%
  Lawnmower                                                     2.7          0.9         300%
  Industrial and Power Equipment                                5.2         (1.7)        N/A
  Inter Segment Elimination                                     0.3                      N/A
----------------------------------------------------      ---------    ---------    ---------
  Operating income from segments                               75.9         68.6         110%
Corporate office expenses/Elimination                          (6.2)        (7.7)         81%
Restructuring expenses                                         (7.2)       (16.2)         44%
----------------------------------------------------      ---------    ---------    ---------
Income from continuing operations                         $   62.5     $    44.7         140%
----------------------------------------------------      ---------    ---------    ---------



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

Accounts receivable at December 31, 2003 and December 31, 2002, and sales by segment for the fourth quarter of 2003 compared to the fourth quarter of 2002, are as follows (in millions):



                                            December 31,      December 31,      Increase
                                                2003              2002          (Decrease)
-------------------------------------       ------------     -------------     -----------
Accounts Receivable
  Outdoor Products                             $ 42.6            $ 37.9           $ 4.7
  Lawnmower                                       2.9               3.4            (0.5)
  Industrial & Power Equipment                   19.1              16.1             3.0
-------------------------------------       ------------     -------------     ----------
    Total segment receivables                  $ 64.6            $ 57.4           $ 7.2
-------------------------------------       ============     =============     ==========

                                                         Three Months Ended
                                            December 31,     December 31,       Increase
                                                2003              2002         (Decrease)
-------------------------------------       ------------     -------------     ----------
Sales
  Outdoor Products                             $ 93.2            $ 83.1           $ 10.1
  Lawnmower                                       9.3               9.2              0.1
  Industrial & Power Equipment                   56.8              35.8             21.0
  Inter Segment Elimination                      (0.1)                              (0.1)
-------------------------------------       ------------     -------------     ----------
    Total segment sales                        $159.2            $128.1           $ 31.1
-------------------------------------       ============     =============     ==========



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

As of December 31, 2003 the Company's contractual obligations, including payments due by period, are as follows:


                                                                        2005         2007         There-
                                             Total        2004         -2006        -2008         after
                                           --------      -------      -------      -------       -------
Current Maturities of Long-Term Debt            6.6      $   6.6
Long Term Debt                                603.9                   $ 174.9      $  83.7      $ 345.3
Estimated Interest P                          355.4         60.1        103.1         92.3         99.9
Purchase Commitments                           29.9         29.9
Operating Lease Obli                            4.9          2.1          2.1          0.6          0.1
Other Long Term Liabi                           0.9          0.3          0.4          0.2
                                           --------      -------      -------      -------       -------
Total Contractual Obligations              $1,001.6      $  99.0      $ 280.5        $176.8      $ 445.3
                                           =+======      =======      =======      =======       =======

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

                                       Effect of 10% Weaker US Dollar
                                      --------------------------------
                                                  Cost of         Operating
  (In millions)                  Sales             Sales           Income
--------------------------     --------          --------         ---------
Major Currencies
  Euro                          $ 3.1            $ (0.1)           $ 0.6
  Canadian Dollar                 1.2              (3.7)            (2.8)
  Brazilian Real                  0.1              (0.6)            (0.6)
--------------------------     --------          --------         ---------

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" on pages 13 through 26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           --------------------------------------------------------


To the Board of Directors and Shareholders of Blount International, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index under item 15(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight
Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for goodwill as of January 1, 2002.

As discussed in Note 14 to the Consolidated Financial Statements, the 2003 Consolidated Financial Statements have been restated.

PricewaterhouseCoopers LLP
Portland, Oregon
February 20, 2004, except as to Note 14 to the Consolidated Financial Statements, which is as of November 12, 2004.

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


JAMES S. OSTERMAN                            CALVIN E. JENNESS
President and                                Senior Vice President, Chief
Chief Executive Officer                      Financial Officer and Treasurer

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries



                                                             Year Ended
                                                             December 31,
                                                     --------------------------
(Dollar amounts in millions,                        (Restated)
except share data)                                     2003     2002     2001
---------------------------------------------------  -------- -------- --------
Sales                                                 $ 559.1  $ 479.5  $ 468.7
Cost of Sales                                           369.4    318.3    312.3
---------------------------------------------------  -------- -------- --------
Gross Profit                                            189.7    161.2    156.4
Selling, general and administrative expenses            105.7     91.5     95.5
Restructuring expenses                                    0.2      7.2     16.2
---------------------------------------------------  -------- -------- --------
Income from continuing operations                        83.8     62.5     44.7
Interest expense                                        (69.8)   (72.2)   (95.9)
Interest income                                           4.4      1.1      1.4
Other income (expense)                                   (3.6)    (0.7)    (9.1)
---------------------------------------------------  -------- -------- --------
Income (loss) from continuing operations
  before income taxes                                    14.8     (9.3)   (58.9)
Provision (benefit) for income taxes                     44.9     (4.5)   (21.3)
---------------------------------------------------  -------- -------- --------
Net loss from continuing operations                     (30.1)    (4.8)   (37.6)
Discontinued operations:
  Net income from operations, net of taxes of
    $0.3 and $2.3                                                  0.5      2.5
  Loss on disposal, net of taxes of $0.9 and $16.2                (1.4)    (8.5)
---------------------------------------------------  -------- -------- --------
Net loss                                              $ (30.1) $  (5.7) $ (43.6)
---------------------------------------------------  ======== ======== ========
Basic loss per share:
  Continuing operations                               $ (0.98) $ (0.16) $ (1.22)
  Discontinued operations                                        (0.03)   (0.20)
---------------------------------------------------  -------- -------- --------
Net loss                                              $ (0.98) $ (0.19) $ (1.42)
---------------------------------------------------  ======== ======== ========
Diluted loss per share:
  Continuing operations                               $(0.98)  $ (0.16) $ (1.22)
  Discontinued operations                                        (0.03)   (0.20)
---------------------------------------------------  -------- -------- --------
Net loss                                              $(0.98)  $ (0.19) $ (1.42)
---------------------------------------------------  ======== ======== ========

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                 December 31,
                                                              -----------------
                                                             (Restated)
(Dollar amounts in millions, except share and per share data)   2003     2002
------------------------------------------------------------  -------- --------
Assets
------------------------------------------------------------  -------- --------
Current assets:
  Cash and cash equivalents                                    $ 35.2  $  26.4
  Accounts receivable, net of allowance for
    doubtful accounts of $3.0 and $4.3                           64.4     58.5
  Inventories                                                    67.7     64.8
  Deferred income taxes                                                   30.5
  Other current assets                                           29.7     11.0
------------------------------------------------------------  -------- --------
    Total current assets                                        197.0    191.2
Property, plant and equipment, net of accumulated
  depreciation of $191.1 and $180.5                              92.0     90.7
Goodwill                                                         76.9     76.9
Other assets                                                     38.1     69.2
------------------------------------------------------------  -------- --------
Total Assets                                                   $404.0   $428.0
------------------------------------------------------------  ======== ========
Liabilities and Stockholders' Equity (Deficit)
------------------------------------------------------------  -------- --------
Current liabilities:
  Notes payable and current maturities of long-term debt      $  6.6   $  3.4
  Accounts payable                                              29.7     25.5
  Accrued expenses                                              73.7     71.3
------------------------------------------------------------  -------- --------
    Total current liabilities                                  110.0    100.2
Long-term debt, exclusive of current maturities                603.9    624.1
Deferred income taxes, exclusive of current portion  2.8
Other liabilities                                               81.0     72.6
------------------------------------------------------------  -------- --------
Total Liabilities                                              797.7    796.9
------------------------------------------------------------  -------- --------
Commitments and Contingent Liabilities
------------------------------------------------------------  -------- --------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,827,738 and 30,795,882 outstanding              0.3      0.3
Capital in excess of par value of stock                        424.6    424.3
Accumulated deficit                                           (816.4)  (786.3)
Accumulated other comprehensive income                          (2.2)    (7.2)
------------------------------------------------------------  -------- --------
Total Stockholder's Deficit                                   (393.7)  (368.9)
------------------------------------------------------------  -------- --------
Total Liabilities and Stockholders' Equity (Deficit)          $404.0   $428.0
------------------------------------------------------------  ======== ========

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries


                                                                 Year Ended December 31,
                                                              ----------------------------
                                                             (Restated)
(Dollar amounts in millions)                                    2003      2002      2001
-------------------------------------------------------       --------  -------- --------
Cash flows from operating activities:
Net loss                                                      $ (30.1)  $  (5.7) $(43.6)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Loss from discontinued operations                                         0.9     6.0
  Early extinguishment of debt                                    2.8       0.5     8.4
  Depreciation, amortization and other non-cash charges          21.6      22.2    25.6
  Deferred income taxes                                          43.1     (10.8)  (19.5)
  Loss on disposals of property, plant & equipment                0.8       1.6     0.5
  Changes in assets and liabilities, net of
    effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable                   (6.0)     (1.6)   21.8
    (Increase) decrease in inventories                           (2.9)      3.3    19.1
    Decrease in other assets                                      4.6       3.2     9.7
    Increase (decrease) in accounts payable                       4.3       5.8    (5.4)
    Increase(decrease) in accrued expenses                        4.3      (1.5)   (5.6)
    Increase in other liabilities                                13.3       9.7     1.0
-------------------------------------------------------       --------  -------- --------
Net cash provided by continuing operations                       55.8      27.6    18.0
  Net cash provided by discontinued operations                              1.2    29.8
-------------------------------------------------------       -------- --------  --------
Net cash provided by operating activities                        55.8      28.8    47.8
-------------------------------------------------------       -------- --------  --------
Cash flows from investing activities:
(Payments for) proceeds from sales of
    property, plant & equipment                                  (0.6)      8.0     2.7
Purchases of property, plant & equipment                        (16.5)    (17.1)  (11.5)
Acquisitions of businesses                                                         (1.3)
-------------------------------------------------------       -------- --------  --------
  Net cash used in continuing operations                        (17.1)     (9.1)  (10.1)
  Net cash provided by (used in) discontinued operations                  (23.8)  199.2
-------------------------------------------------------       -------- --------  --------
Net cash provided by (used in) investing activities             (17.1)    (32.9)  189.1
-------------------------------------------------------       -------- --------  --------
Cash flows from financing activities:
Net increase in short-term borrowings                                      (5.1)
Issuance of long-term debt                                      118.0      13.0
Reduction of long-term debt                                    (138.3)    (11.8) (211.2)
Capital contribution                                                                7.0
Other                                                            (9.6)     (0.2)   (2.9)
-------------------------------------------------------       -------- --------  --------
  Net cash provided by (used in) financing activities           (29.9)    (17.1) (194.1)
-------------------------------------------------------       -------- --------  --------
Net increase (decrease) in cash and cash equivalents              8.8     (21.2)   42.8
-------------------------------------------------------       -------- --------  --------

Cash and cash equivalents at beginning of period                 26.4      47.6     4.8
-------------------------------------------------------       -------- --------  --------
Cash and cash equivalents at end of period                     $ 35.2    $ 26.4    47.6
-------------------------------------------------------       ======== ========  ========


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries



                                                                                               Accumulated
                                                                        Capital     Retained    Other Comp-
                                                           Common      In Excess    Earnings    rehensive
(Dollar amounts in millions)                                Stock       of Par      (Deficit)     Income         Total
------------------------------------------                 -------    ----------    --------     --------      --------
Balance December 31, 2000                                  $ 0.3$       417.3        $(737.0)        $7.3      $(312.1)
Net loss                                                                (43.6)                      (43.6)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                               (0.7)        (0.7)
  Unrealized losses                                                                                  (0.5)        (0.5)
                                                                                                               --------
         Comprehensive loss                                                                                      (44.8)
Capital contribution                                                      7.0                                      7.0
------------------------------------------                 --------    -------      --------     ---------     --------
Balance December 31, 2001                                    0.3        424.3         (780.6)         6.1       (349.9)
Net loss                                                                 (5.7)                       (5.7)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                                1.5          1.5
  Unrealized losses                                                                                  (0.6)        (0.6)
  Minimum pension liability adjustment                                                 (14.2)       (14.2)
                                                                                                              --------
         Comprehensive loss                                                                                      (19.0)
------------------------------------------                 --------   --------      --------     ---------     --------
Balance December 31, 2002                                    0.3        424.3         (786.3)        (7.2)      (368.9)
Net loss                                                                (30.1)                      (30.1)
Other comprehensive loss, net:
  Foreign currency translation adjustment                                                             2.1          2.1
  Unrealized gains                                                                                    0.4          0.4
  Minimum pension liability adjustment                                                                2.5          2.5
                                                                                                              ---------
        Comprehensive loss                                                                                       (25.1)
Exercise of stock options                                    0.3                                                   0.3
------------------------------------------                ---------   --------      --------     ---------     --------
Balance December 31, 2003 (Restated)                       $ 0.3      $ 424.6       $(816.4)       $(2.2)      $(393.7)
------------------------------------------                =========   ========      ========     =========     ========


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

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The Company has restated its historical financial results in this filing to reflect additional interest income of $3.6 million in 2003, as further discussed in Note 14.

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


                                                              Year Ended December 31,
                                                       ---------------------------------
                                                      (Restated)
                                                         2003        2002         2001
                                                       --------    --------     --------
(Dollars in millions, except per share amounts)
-----------------------------------------------
Net income (loss), as reported                         $(30.1)     $ (5.7)      $(43.6)

Add: stock-based employee compensation cost,
Net of tax, included in the net loss                      0.1

Deduct: total stock-based employee
compensation cost, net of tax,
that would have been included
in net income (loss) under
fair value method                                        (1.1)       (1.2)        (0.7)
-----------------------------------------------        --------    --------     --------
Pro forma Net Income (Loss)                            $(31.1)     $ (6.9)      $(44.3)
-----------------------------------------------        ========    ========     ========
Basic earnings (loss) per share
as reported                                            $(0.98)      $(0.19)     $(1.42)

Pro forma                                               (1.01)       (0.22)      (1.44)

Diluted earnings (loss) per share
as reported                                            $(0.98)      $(0.19)     $(1.42)

Pro forma                                               (1.01)       (0.22)      (1.44)
-----------------------------------------------        --------    --------     --------



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


                                                  Restructuring Actions
                                  -------------------------------------------------------
                                     Plant Closure/          Corporate
                                  Headcount reduction/         Office             Asset
                                  Benefit Modification       Relocation        Relocation
                                        Q1/2001                Q1/2002          Q4/2002
                                  --------------------   ------------------    ----------
Severance
         Corporate employees             $ 8.0                 $ 5.6
         Manufacturing facility            0.5
Benefits                                   4.0
Facility closure                           0.2                                    $ 1.4
Professional fees                          1.4
All other                                  2.1
                                      ----------             ----------        ----------
Total original expense                  $ 16.2                 $ 5.6              $ 1.4
                                      ==========             ==========        ==========
Charges against liability
         2001                           $ 13.1
         2002                              2.0                 $ 4.7
         2003                              0.6                   0.4              $ 1.1

Increase (reduction) to liability
         2001
         2002                                                   (0.5)
         2003                             (0.1)                  0.1
                                      ----------             ----------        ----------
Balance at December 31, 2003            $  0.4                 $ 0.1              $ 0.3
                                      ==========             ==========        ==========




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

NOTE 2:
INCOME TAXES

Income (loss) from continuing operations before provision (benefit) for income taxes was as follows:

                                                      Year Ended December 31,
                                                     -------------------------
                                                    (Restated)
(Dollar amounts in millions)                           2003    2002     2001
------------------------------------------------     -------  -------  -------
Income (loss) from continuing operations
 before income taxes:
   Domestic                                           $(9.9)  $(29.2)  $(77.2)
   Foreign                                             24.7     19.9     18.3
------------------------------------------------     -------  -------  -------
      Total income (loss) from continuing
           operations before income taxes:            $14.8   $ (9.3)  $(58.9)
------------------------------------------------     -------  -------  -------

The provision (benefit) for income taxes attributable to income (loss) from continuing operations is as follows:


Year Ended December 31,
--------------------------                          (Restated)
(Dollar amounts in millions)                           2003    2002     2001
-----------------------------------------------      -------  -------  -------
Current
   Federal                                           $(26.1)  $(13.3)  $(27.6)
   State                                                0.1      1.0     (0.4)
   Foreign                                             14.3      6.5      6.4
Deferred
   Federal                                             57.4      1.3      1.3
   State                                               (3.0)     0.1     (0.3)
   Foreign                                              2.2     (0.1)    (0.7)
-----------------------------------------------      -------  -------  --------
       Provision (benefit) for taxes                 $ 44.9   $ (4.5)  $(21.3)
===============================================      =======  =======  ========


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

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is as follows:

                                                   % of income (loss) before tax
                                                    ----------------------------
                                                   (Restated)
                                                      2003     2002     2001
                                                     ------   ------   ------
Statutory tax rate                                    35.0    (35.0)   (35.0)
Impact of earnings of foreign operations               9.3     (8.5)    (1.1)
Resolution of Canadian Competent Authority issues    (10.4)
Reduction of previously accrued foreign taxes        (16.1)
State income taxes, net of federal tax benefit       (19.2)     9.5      0.1
Permanent differences                                  2.7      1.3      1.4
Contingency                                          (17.5)   (15.7)    (1.6)
---------------------------------------------------- ------   ------   ------
Effective income tax rate before valuation allowance (16.2)   (48.4)    (36.2)
Valuation Allowance                                  319.6
---------------------------------------------------- ------   ------   ------
Effective Income Tax rate after Valuation Allowance  303.4    (48.4)    (36.2)
---------------------------------------------------- ------   ------   ------

The Company's effective tax rate increased to 303.4% in 2003 from a benefit rate of 48.4% in 2002. This change in the effective rate was caused primarily by the creation of a valuation allowance to reduce the deferred tax assets, the beneficial impact of activities associated with foreign operations and an adjustment to the tax contingency.

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

The components of deferred income tax assets (liabilities) applicable to temporary and permanent differences at December 31, 2003 and 2002 are as follows:

                                                          (Restated)
 (Dollar amounts in millions)                                2003     2002
--------------------------------------------------         -------- --------

Deferred tax assets:
  Property, Plant and Equipment basis differences         $ (11.1)  $ (9.4)
  Employee benefits                                          30.4     31.4
  Other accrued expenses                                     13.0     14.5
  Net Operating loss and capital loss carryforwards          12.5     17.9
  Other-net                                                   2.5    (14.1)
--------------------------------------------------         -------- --------
  Sub-total before valuation allowance                       47.3     40.3
--------------------------------------------------         -------- --------
  Less valuation allowance                                 $(47.3)
--------------------------------------------------         -------- --------
  Net deferred tax assets                                           $ 40.3
--------------------------------------------------         ======== ========

Deferred tax liabilities:
  Foreign - net                                            $ (2.8)
--------------------------------------------------         -------- --------
  Net deferred tax liabilities                             $ (2.8)
--------------------------------------------------         ======== ========

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

Subsequent to the third quarter, additional deferred tax assets and valuation allowances were recorded for net operating losses and other expenses not currently deductible for tax. The total deferred tax asset as of December 31, 2003, before this valuation allowance, was recorded in the Company's balance sheet as a current asset of $24.9 million, and a remaining $22.4 million included in other long term assets. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these items expire. Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating losses must weigh heavily in assessing the realizability of deferred tax assets.

As of December 31, 2003, the Company has approximately $21.6 million in federal income taxes receivable relating to domestic net operating loss carrybacks and income tax refund claims associated with the Competent Authority process between the United States of America and Canada for the years 1994 through 1999. This is included on the Consolidated Balance Sheets, along with $3.6 million of interest income related to the refund in other current assets.

As of December 31, 2003, the Company has domestic net operating loss carryforwards of $27.1 million and state net operating loss carryforwards of $72.5 million that expire at various dates from 2008 through 2023. Additionally, the Company has a domestic capital loss carryforward for $0.5 million that expires in 2007.

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


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 2003 and 2002, consists of the following:

                                           December 31,         December 31,
(Dollars in millions)                         2003                  2002
---------------------------------           --------              --------
13% Senior subordinated notes               $ 323.2                 $ 325.0
7% Senior notes                               149.7                   149.4
Term loans                                    115.5                   134.4
Revolving credit facility
12% preferred equivalent security              22.1                    18.7
---------------------------------           --------              --------
Total Debt                                    610.5                   627.5
Less current maturities                        (6.6)                   (3.4)
---------------------------------           --------               --------
Total long-term debt                        $ 603.9                 $ 624.1
---------------------------------           ========               ========

Maturities of long-term debt:

(Dollar amounts in millions)         Payments
----------------------------------- ---------
2004                                 $   6.6
2005                                   160.4
2006                                    14.5
2007                                    15.7
2008 and beyond                        413.3
----------------------------------- --------
         Total                       $ 610.5
=================================== ========

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


                                                              Year Ended December 31,
                                                              -------------------------
                                                            (Restated)
(Dollars in millions)                                          2003     2002      2001
------------------------------------------------------        -------  -------  -------
Reported net income (loss) from continuing operations         $(30.1)  $(4.8)   $(37.6)
Add back goodwill amortization, net of tax                                         3.1
------------------------------------------------------        -------  -------  -------
Adjusted net earnings (loss)                                  $(30.1)  $(4.8)   $(34.5)
------------------------------------------------------        =======  =======  =======
Basic earnings income (loss) per share from
  continuing operations                                       $(0.98)  $(0.16)  $(1.22)
  Add back goodwill amortization, net of tax                                      0.10
------------------------------------------------------        -------  -------  -------
Adjusted net earnings (loss) per share                        $(0.98)  $(0.16)  $(1.12)
------------------------------------------------------        =======  =======  =======

Diluted earnings income (loss) per share from                 $(0.98)  $(0.16)  $(1.22)
  continuing operations
  Add back goodwill amortization, net of tax                                      0.10
------------------------------------------------------        -------  -------  -------
Adjusted net earnings (loss) per share                        $(0.98)  $(0.16)  $(1.12)
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

The number of shares used in the denominators of the basic and diluted earnings (loss) per share computations were as follows (in thousands):




                                                            Year Ended December 31,
                                                           -------------------------
                                                             2003     2002     2001
------------------------------------------------------     -------  -------  -------
Shares for basic earnings (loss) per share
         computation - weighted average common
         shares outstanding                                 30,809   30,796   30,796
Dilutive effect of stock options
------------------------------------------------------     -------  -------  -------
Shares for diluted earnings (loss) per
         shares outstanding                                 30,809   30,796   30,796
------------------------------------------------------     =======  =======  =======


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

A summary of the status of the Company's fixed stock option plans as of December 31, 2003, 2002, and 2001, and the changes during the periods ending on those dates are presented in the following table:



                                              Year Ended December 31,
                           -------------------------------------------------------------
                                 2003                  2002                   2001
                           ------------------  ---------------------  -------------------
                                     Weighted-              Weighted-             Weighted-
                                      Average                Average               Average
                            Shares   Exercise   Shares      Exercise    Shares    Exercise
                          (in 000's)  Price    (in 000's     Price    (in 000's)   Price
--------------------       --------  --------  ----------  ---------  ----------  --------
Outstanding at
beginning of period           3,461     $8.17     2,141      $12.30     2,271      $14.82
   Granted                      665      5.01     1,571        3.60       635        4.96
   Exercised                    (32)     3.54
   Forfeited                    (37)    10.19      (251)      14.82      (765)      13.67
   Canceled
--------------------       --------  --------  ----------  --------  --------     --------
Outstanding at
end of period                 4,057     $7.67     3,461     $  8.17     2,141      $12.30
--------------------       --------  --------  ----------  --------  --------     --------
Options exercisable
end of period                 2,231               1,587                   829
--------------------       --------  --------  --------    --------  --------     --------

Options outstanding at December 31, 2003, have an average exercise price of $7.67 per share, vest over periods to six years and have a remaining contractual life of approximately 7.2 years.

For purposes of computing the pro forma amounts in Note 1, the Black-Scholes option- pricing model was used with the following weighted-average assumptions:


                                                        Year Ended December 31,
                                                    -----------------------------
                                                      2003      2002       2001
--------------------------------------------        --------  --------   --------
Estimated lives of plan options                      5 years  5 years     5 years
Risk-free interest rates                               3.3%     3.4%        4.8%
Expected volatility                                   38.0%    36.0%       37.0%
Dividend yield                                         0.0%     0.0%        0.0%
--------------------------------------------        --------  --------   --------


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


NOTE 7:
PENSION AND POST-RETIREMENT BENEFIT PLANS

The changes in benefit obligations, changes in plan assets and funded status of the Company's defined benefit pension plans and other post-retirement medical and life benefit plans for the periods ended December 31, 2003 and 2002, were as follows:




                                                                       Other
                                                 Pension          Post-retirement
                                                 Benefits            Benefits
FUNDED PLANS                                ------------------  ------------------
(Dollar amounts in millions)                  2003      2002      2003      2002
------------------------------------------  --------  --------  --------  --------
Change in Benefit Obligation:
Benefit obligation at beginning of period   $(122.5)  $(105.8)    $(3.1)    $(3.9)
Service cost                                   (4.6)     (3.8)
Interest cost                                  (8.0)     (7.5)     (0.2)     (0.2)
Plan participants' contributions                                   (0.1)     (0.1)
Actuarial gains (losses)                      (14.7)     (5.7)                0.6
Benefits and plan expenses paid                 5.8       5.2       0.4       0.5
Plan Amendment                                           (4.9)
------------------------------------------  --------  --------  --------  --------
Benefit obligation at end of period          (144.0)   (122.5)     (3.0)     (3.1)
------------------------------------------  --------  --------  --------  --------

Change in Plan Assets:
Fair value of plan assets at beginning
  of period                                    69.7      84.5       1.1       1.6
Actual return on plan assets                   16.9     (10.2)      0.1      (0.2)
Company contributions                           5.6       1.0
Plan participants' contributions                                    0.1       0.1
Benefits and plan expenses paid                (5.8)     (5.2)     (0.4)     (0.4)
Settlements                                                                  (0.4)
------------------------------------------  --------  --------  --------  --------
Fair value of plan assets at end of period     86.4      69.7       0.9       1.1
------------------------------------------  --------  --------  --------  --------
Funded status                                 (57.6)    (52.9)     (2.1)     (2.0)
Unrecognized actuarial (gains) losses          42.9      40.3       1.7       1.8
Unrecognized prior service cost                 4.1       4.5
------------------------------------------  --------  --------  --------  --------
Net amount recognized                        $(10.6)    $(8.1)    $(0.4)    $(0.2)
------------------------------------------  --------  --------  --------  --------

Net amount recognized:
Prepaid benefits                              $ 4.8     $ 3.3
Accrued benefits                              (39.0)    (38.1)    $(0.4)    $(0.2)
Accumulated other comprehensive income         19.5      22.2
Intangible asset                                4.1       4.5
------------------------------------------  --------  --------  --------  --------
Net amount recognized                        $(10.6)    $(8.1)    $(0.4)    $(0.2)
------------------------------------------  --------  --------  --------  --------



                                                                       Other
                                                  Pension          Post-retirement
                                                  Benefits            Benefits
OTHER PLANS                                 ------------------  ------------------
 (Dollar amounts in millions)                 2003      2002      2003      2002
------------------------------------------  --------  --------  --------  --------
Change in Benefit Obligation:
Benefit obligation at beginning of period   $ (6.5)   $ (8.9)    $(26.9)  $(21.9)
Service cost                                  (0.1)     (0.2)      (0.4)    (0.3)
Interest cost                                 (0.4)     (0.7)      (1.8)    (1.7)
Plan participants' contributions                                   (1.3)    (0.5)
Actuarial gains (losses)                      (0.3)     (1.4)      (4.5)    (3.8)
Benefits and plan expenses paid                0.6       0.6        3.4      1.3
Curtailment/settlement                                   4.1
------------------------------------------  --------  --------  --------  --------
Benefit obligation at end of period           (6.7)     (6.5)     (31.5)   (26.9)
Unrecognized actuarial (gains) losses          1.3       1.0       13.8     10.0
Unrecognized prior service cost               (0.1)     (0.1)                0.1
------------------------------------------  --------  --------  --------  --------
Net amount recognized                       $ (5.5)    $(5.6)    $(17.7)  $(16.8)
------------------------------------------  --------  --------  --------  --------
Net amount recognized:
Accrued benefits                            $ (6.4)    $(6.4)    $(17.7)  $(16.8)
Accumulated other comprehensive income         0.8       0.7
Intangible asset                               0.1       0.1
------------------------------------------  --------  --------  --------  --------
Net amount recognized                       $ (5.5)    $(5.6)   $(17.7)   $(16.8)
------------------------------------------  --------  --------  --------  --------


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

The components of net periodic benefit cost and the weighted average assumptions used in accounting for pension and other post-retirement benefits follow:


                                                      Pension               Other Post-Retirement
                                                     Benefits                     Benefits
                                                 ----------------           ---------------------
                                                    Year Ended                   Year Ended
                                                   December 31,                 December 31,
                                                -------------------          -------------------
(Dollar amounts in millions)                2003      2002      2001       2003      2002      2001
----------------------------------------   ------    ------    ------     ------    ------    ------
Components of net periodic benefit cost:
Service cost                               $ 4.7     $ 4.1     $ 6.7      $ 0.4     $ 0.3     $ 0.5
Interest cost                                8.4       8.1      11.1        2.0       1.9       2.1
Expected return on plan assets              (6.4)     (7.2)    (11.6)      (0.1)     (0.1)     (0.1)
Amortization of actuarial (gains) losses     2.3       0.5       0.4        0.9       0.5       0.4
Amortization of transition asset            (0.1)     (0.1)
Amortization of prior service cost           0.4       1.3       1.0
Curtailment/settlement (gain) loss           2.4      (0.1)
----------------------------------------   ------    ------    ------     ------    ------    ------
Total net periodic benefit cost            $ 9.4     $ 9.1     $ 7.4      $ 3.2     $ 2.6     $ 2.9
----------------------------------------   ------    ------    ------     ------    ------    ------
Weighted average assumptions:
Discount rate                                6.1%      6.5%      7.2%       6.0%      6.5%      7.2%
Expected return on plan assets               8.9%      8.9%      8.9%       9.0%      9.0%      9.0%
Rate of compensation increase                3.4%      3.6%      3.6%
----------------------------------------   ------    ------    ------     ------    ------    ------

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

The estimated fair values of certain financial instruments at December 31, 2003 and 2002, are as follows:

                                               2003                   2002
                                       -----------------      -----------------
                                       Carrying     Fair     Carrying     Fair
(Dollar amounts in millions)            Amount      Value     Amount      Value
------------------------------------   --------   --------   --------   --------
Cash and short-term investments        $ 35.2     $ 35.2     $ 26.4     $ 26.4
Other assets (restricted trust
  funds and notes receivable)             4.6        4.6        6.2        6.2
Notes payable and long-term debt
  (see Note 3)                          610.5      633.9      627.5      478.1
------------------------------------   --------   --------   --------   --------

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

Information on Segments:

                                                        Year Ended December 31,
                                                     ---------------------------
                                                     (Restated)
(Dollar amounts in millions)                           2003     2002      2001
---------------------------------------------------  -------- -------- --------
Sales:
  Outdoor Products                                   $ 358.8  $ 307.4  $ 307.4
  Lawnmower                                             35.7     41.4     43.0
  Industrial and Power Equipment                       165.0    131.7    120.6
  Inter Segment Elimination                             (0.4)    (1.0)    (2.3)
---------------------------------------------------  -------- -------- --------
         Total Sales                                 $ 559.1  $ 479.5  $ 468.7
---------------------------------------------------  -------- -------- --------
Operating income (loss):
  Outdoor Products                                   $  86.2  $  67.7  $  69.4
  Lawnmower                                             (1.2)     2.7      0.9
  Industrial and Power Equipment                        11.7      5.2     (1.7)
  Inter Segment Elimination                                       0.3
---------------------------------------------------  -------- -------- --------
  Operating income from segments                        96.7     75.9     68.6
Corporate office expenses                              (12.7)    (6.2)    (7.7)
Restructuring expenses                                  (0.2)    (7.2)   (16.2)
---------------------------------------------------  -------- -------- --------
Income from continuing operations                       83.8     62.5     44.7
Interest expense                                       (69.8)   (72.2)   (95.9)
Interest income                                          4.4      1.1      1.4
Other income (expense), net                             (3.6)    (0.7)    (9.1)
---------------------------------------------------  -------- -------- --------
Loss from continuing operations before income taxes  $  14.8  $  (9.3) $ (58.9)
---------------------------------------------------  -------- -------- --------

Identifiable assets:
  Outdoor Products                                   $ 227.1  $ 199.2  $ 182.9
  Lawnmower                                             18.7     19.3     20.8
  Industrial and Power Equipment                        83.4     87.4     94.3
  Corporate office/elimination/discont. operations      74.8    122.1    146.8
---------------------------------------------------  -------- -------- --------
         Total assets                                $ 404.0  $ 428.0  $ 444.8
---------------------------------------------------  -------- -------- --------
Depreciation and amortization:
  Outdoor Products                                   $   9.5  $   9.6  $  11.1
  Lawnmower                                              0.7      0.8      1.3
  Industrial and Power Equipment                         3.3      3.3      4.5
  Corporate office                                       5.2      5.2      6.7
---------------------------------------------------  -------- -------- --------
         Total depreciation and amortization         $  18.7  $  18.9  $  23.6
---------------------------------------------------  -------- -------- --------
Capital expenditures:
  Outdoor Products                                   $  15.0  $  15.3  $  10.3
  Lawnmower                                              0.6      0.4      0.2
  Industrial and Power Equipment                         0.9      1.4      1.0
  Corporate office
---------------------------------------------------  -------- -------- --------
         Total capital expenditures                  $  16.5   $ 17.1  $  11.5
---------------------------------------------------  -------- -------- --------

Information on Sales by Significant Product Groups:



                                                               Year Ended December 31,
                                                               -------------------------
(Dollar amounts in millions)                                2003          2002         2001
-------------------------------------------------------    -------       -------      -------
Chainsaw components and accessories                        $ 283.0       $ 243.0      $ 249.5
Timber harvesting and loading equipment                      151.7         115.9        101.7
Outdoor care parts and accessories                            57.5          48.9         45.3
Lawnmowers                                                    35.7          40.9         40.7
All others, less than 5% each                                 31.2          30.8         31.5
-------------------------------------------------------    -------       -------      -------
         Total Sales                                       $ 559.1       $ 479.5      $ 468.7
-------------------------------------------------------    =======       =======      =======

Information on Geographic Areas:

                                                               Year Ended December 31,
                                                               -------------------------
(Dollar amounts in millions)                                2003         2002          2001
-------------------------------------------------------    -------      -------       -------
Sales:
  United States                                            $ 331.3       $ 289.4      $ 280.6
  European Union                                              99.7          85.2         81.5
  Canada                                                      23.1          21.9         18.8
  Brazil                                                      17.1          13.8         13.8
  All others, less than 3% each                               87.9          69.2         74.0
-------------------------------------------------------    -------      -------       -------
         Total Sales                                       $ 559.1       $ 479.5      $ 468.7
-------------------------------------------------------    =======      =======       =======

Property, plant & equipment-net:
  United States                                             $ 53.8        $ 55.3       $ 64.0
  Canada                                                      26.1          24.3         22.4
  European Union                                               7.3           6.4          5.3
  Brazil                                                       4.4           4.3          4.1
  All others, less than 1% each                                0.4           0.4          0.4
-------------------------------------------------------    -------      -------       -------
         Property, plant & equipment-net                    $ 92.0        $ 90.7       $ 96.2
-------------------------------------------------------    =======      =======       =======

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


BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

For the Year
Ended December 31, 2003 (Restated)

                                                 Blount                                Non-
                                             International,   Blount,   Guarantor   Guarantor
                                                  Inc.          Inc.  Subsidiaries Subsidiaries  Eliminations  Consolidated
                                             -------------- --------- ------------ ------------  ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 364.6       $ 127.3      $ 201.4      $ (134.2)      $ 559.1
Cost of sales                                                  258.6         100.5        148.2        (137.9)        369.4
                                                            --------- ------------ ------------  ------------  ------------
Gross profit                                                   106.0          26.8         53.2           3.7         189.7
Selling, general and administrative expenses                    64.1          16.7         24.9                       105.7
Restructuring expenses                                                         0.2                                      0.2
                                                            --------- ------------ ------------  ------------  ------------
Income (loss) from operations                                   41.9           9.9         28.3           3.7          83.8
Interest expense                                  $ (19.7)     (46.2)         (0.4)        (3.5)                      (69.8)
Interest income                                                  4.0                        0.4                         4.4
Other income (expense), net                                      0.7          (3.1)        (1.2)                       (3.6)
                                             -------------- --------- ------------ ------------  ------------  ------------
Income (loss) from continuing operations
  before income taxes                               (19.7)       0.4           6.4         24.0           3.7          14.8
Provision (benefit) for income taxes                           (26.8)         (3.5)       (14.6)                      (44.9)
                                             -------------- --------- ------------ ------------  ------------  ------------

Income (loss) from continuing operations            (19.7)     (26.4)          2.9          9.4           3.7         (30.1)

Equity in earnings (losses) of
  affiliated companies, net                         (13.9)      16.0           0.2                       (2.3)
                                             -------------- --------- ------------ ------------  ------------  ------------
Net income (loss)                                 $ (33.6)   $ (10.4)        $ 3.1        $ 9.4         $ 1.4       $ (30.1)
                                             ============== ========= ============ ============  ============  ============

For the Year
Ended December 31, 2002

                                                 Blount                                Non-
                                             International,   Blount,   Guarantor   Guarantor
                                                  Inc.          Inc.  Subsidiaries Subsidiaries  Eliminations  Consolidated
                                             -------------- --------- ------------ ------------  ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 305.4      $ 121.5      $ 167.8       $(115.2)      $ 479.5
Cost of sales                                                  209.4         94.4        128.8        (114.3)        318.3
                                                            --------- ------------ ------------  ------------  ------------
Gross profit                                                    96.0         27.1         39.0          (0.9)        161.2
Selling, general and administrative expenses        $ 0.5       53.2         17.1         20.7                        91.5
Restructuring expenses                                           7.2                                                   7.2
                                             -------------- --------- ------------ ------------  ------------  ------------
Income (loss) from operations                        (0.5)      35.6         10.0         18.3          (0.9)         62.5
Interest expense                                    (21.0)     (50.4)        (0.4)        (0.4)                      (72.2)
Interest income                                                  0.6                       0.5                         1.1
Other income (expense), net                                      0.1                      (0.8)                       (0.7)
                                             -------------- --------- ------------ ------------  ------------  ------------
Income (loss) from continuing operations
  before income taxes                               (21.5)     (14.1)         9.6         17.6          (0.9)         (9.3)
Provision (benefit) for income taxes                (10.7)      (3.9)         3.7          6.4                        (4.5)
                                             -------------- --------- ------------ ------------  ------------  ------------

Income (loss) from continuing operations            (10.8)     (10.2)         5.9         11.2          (0.9)         (4.8)
Discontinued operations:
  Net income (loss) from operations                              0.5                                                   0.5
  Income (loss) on disposal, net                                (1.4)                                                 (1.4)
                                             -------------- --------- ------------ ------------  ------------  ------------
Income (loss) before earnings (losses)
  Of affiliated companies                           (10.8)     (11.1)         5.9         11.2          (0.9)         (5.7)
Equity in earnings (losses) of
  affiliated companies, net                           4.9       15.1          0.1                      (20.1)
                                             -------------- --------- ------------ ------------  ------------  ------------

Net income (loss)                                 $  (5.9)    $  4.0       $  6.0      $  11.2       $ (21.0)      $  (5.7)
                                             =============  ========= ============ ============  ============  ============

For the Year
Ended December 31, 2001

                                                 Blount                                Non-
                                             International,   Blount,   Guarantor   Guarantor
                                                  Inc.          Inc.  Subsidiaries Subsidiaries  Eliminations  Consolidated
                                             -------------- --------- ------------ ------------  ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                        $ 301.5      $ 123.8      $ 160.2       $(116.8)      $ 468.7
Cost of sales                                                  205.8         97.6        124.3        (115.4)        312.3
                                             -------------- --------- ------------ ------------  ------------  ------------
Gross profit                                                    95.7         26.2         35.9          (1.4)        156.4
Selling, general and administrative expenses        $ 0.7       54.4         20.6         19.8                        95.5
Restructuring expenses                                          16.2                                                  16.2
                                             -------------- --------- ------------ ------------  ------------  ------------
Income (loss) from operations                        (0.7)      25.1          5.6         16.1          (1.4)         44.7
Interest expense                                    (31.6)     (93.0)        (0.8)        (0.4)         29.9         (95.9)
Interest income                                       0.1       30.4          0.2          0.6         (29.9)          1.4
Other income (expense), net                                      7.2         (1.3)        (0.6)                       (9.1)
                                             -------------- --------- ------------ ------------  ------------  ------------
Income (loss) from continuing operations
  before income taxes                               (32.2)     (44.7)         3.7         15.7          (1.4)        (58.9)
Provision (benefit) for income taxes                (11.7)     (17.4)         1.5          6.3                       (21.3)
                                             -------------- --------- ------------ ------------  ------------  ------------

Income (loss) from continuing operations            (20.5)     (27.3)         2.2          9.4          (1.4)        (37.6)
Discontinued operations:
  Net income (loss) from operations                              2.8         (0.3)                                     2.5
  Income (loss) on disposal, net                                (2.3)        (6.2)                                    (8.5)
                                              -------------- --------- ------------ ------------  ------------  ------------
Income (loss) before earnings (losses)
  Of affiliated companies                           (20.5)     (26.8)        (4.3)         9.4          (1.4)        (43.6)
Equity in earnings (losses) of
  affiliated companies, net                         (23.1)       3.7         (0.3)                      19.7

                                             -------------- --------- ------------ ------------  ------------  ------------

Net income (loss)                                 $ (43.6)   $ (23.1)       $(4.6)       $ 9.4        $ 18.3        $(43.6)
                                             =============  ========= ============ ============  ============  ============


December 31, 2003 (Restated)


                                                    Blount                                Non-
                                                International,   Blount,   Guarantor    Guarantor
                                                     Inc.          Inc.  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                -------------- --------- ------------  ------------  ------------  ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 13.7        $ (0.6)      $ 22.1                      $ 35.2
  Accounts receivable, net                                         36.4          10.0         18.0                        64.4
  Intercompany receivables                                        289.7          37.6         10.6      $ (337.9)
  Inventories                                                      28.4          21.1         18.2                        67.7
  Other current assets                                             28.1           0.6          1.2          (0.2)         29.7
                                                               ---------    ---------     ---------     ---------     ---------
    Total current assets                                          396.3          68.7         70.1        (338.1)        197.0
Investments in affiliated companies                  $ (34.7)     201.0                        0.2        (166.5)
Property, plant and equipment, net                                 27.6          33.5         30.9                        92.0
Cost in excess of net assets of acquired
  businesses, net                                                  39.7          30.7          6.5                        76.9
Other assets                                                       33.0                        5.1                        38.1
                                                    ---------  ---------    ---------     ---------     ---------     ---------
    Total Assets                                     $ (34.7)   $ 697.6       $ 132.9      $ 112.8      $ (504.6)      $ 404.0
                                                    =========  =========    =========     =========     =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                             $ 5.6                      $ 1.0                       $ 6.6
Accounts payable                                                   17.0         $ 5.8          6.9                        29.7
  Intercompany payables                              $ 337.9                                            $ (337.9)
  Accrued expenses                                                 54.0           8.1         11.8          (0.2)         73.7
                                                    ---------  ---------    ---------     ---------     ---------     ---------
    Total current liabilities                          337.9       76.6          13.9         19.7        (338.1)        110.0
Long-term debt, exclusive of current maturities       22.2        581.7                                                  603.9
Deferred income taxes, exclusive of
  current portion                                                   0.4                        2.4                         2.8
Other liabilities                                        2.6       70.0           2.9          5.5                        81.0
                                                    ---------  ---------    ---------     ---------     ---------     ---------
    Total Liabilities                                  362.7      728.7          16.8         27.6        (338.1)        797.7
                                                    ---------  ---------    ---------     ---------     ---------     ---------
Stockholders Equity (Deficit)                         (397.4)     (31.1)        116.1         85.2        (166.5)       (393.7)
                                                    ---------  ---------    ---------     ---------     ---------     ---------
Total Liabilities and
    Stockholders' Equity (Deficit)                   $ (34.7)   $ 697.6       $ 132.9      $ 112.8      $ (504.6)      $ 404.0
                                                    =========  =========    =========     =========     =========     =========

December 31, 2002


                                                   Blount                                Non-
                                               International,   Blount,   Guarantor    Guarantor
                                                    Inc.          Inc.  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                               -------------- --------- ------------  ------------  ------------  ------------
BALANCE SHEET
--------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 16.3        $ (0.1)      $ 10.2                      $ 26.4
  Accounts receivable, net                                        26.2          15.1         17.2                        58.5
  Intercompany receivables                                       274.7          39.3          7.3      $ (321.3)
  Inventories                                                     27.5          21.4         15.9                        64.8
  Deferred income taxes                                           30.4                        0.1                        30.5
  Other current assets                                             9.2           0.5          1.3                        11.0
                                                              --------- ------------  ------------  ------------  ------------
    Total current assets                                         384.3          76.2         52.0        (321.3)        191.2
Investments in affiliated companies                 $ (25.7)     201.6                        0.2        (176.1)
Property, plant and equipment, net                                35.6          26.4         28.7                        90.7
Cost in excess of net assets of acquired
  businesses, net                                                 30.2          40.2          6.5                        76.9
Other assets                                                      65.9                        3.3                        69.2
                                               -------------- --------- ------------  ------------  ------------  ------------
    Total Assets                                    $ (25.7)   $ 717.6       $ 142.8       $ 90.7      $ (497.4)      $ 428.0
                                               ============== ========= ============  ============  ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                            $ 3.4                                                  $ 3.4
   Accounts payable                                               14.0         $ 5.5        $ 6.0                        25.5
  Intercompany payables                             $ 321.3                                              (321.3)
  Accrued expenses                                                55.6           6.9          8.8                        71.3
                                               -------------- --------- ------------  ------------  ------------  ------------
    Total current liabilities                         321.3       73.0          12.4         14.8        (321.3)        100.2
Long-term debt, exclusive of current maturities        18.7      605.4                                                  624.1
Deferred income taxes, exclusive of
  current portion                                                 (1.9)                       1.9
Other liabilities                                       3.2       66.9           1.6          0.9                        72.6
                                               -------------- --------- ------------  ------------  ------------  ------------
    Total Liabilities                                 343.2      743.4          14.0         17.6        (321.3)        796.9
                                               -------------- --------- ------------  ------------  ------------  ------------
Stockholders Equity (Deficit)                        (368.9)     (25.8)        128.8         73.1        (176.1)       (368.9)
                                               -------------- --------- ------------  ------------  ------------  ------------
Total Liabilities and
    Stockholders' Equity (Deficit)                  $ (25.7)   $ 717.6       $ 142.8       $ 90.7      $ (497.4)      $ 428.0
                                               ============== ========= ============  ============  ============  ============

For the Year
Ended December 31, 2003


                                                    Blount                                Non-
                                                International,   Blount,   Guarantor    Guarantor
                                                     Inc.          Inc.  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                -------------- --------- ------------  ------------  ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  Operations                                        $ (16.6)    $ 56.8         $ 2.2    $ 13.4                        $ 55.8
Net cash provided by discontinued operations
Net cash provided by (used in) operating
 Activities                                           (16.6)      56.8           2.2      13.4                          55.8
                                                -------------- --------- ------------  ------------  ------------  ------------
Cash flows from investing activities:
(Payments for) proceeds from sales of property,
 Plant and equipment                                              (0.7)                    0.1                          (0.6)
Purchases of property, plant and equipment                        (7.1)         (2.2)     (7.2)                        (16.5)
Net cash provided by (used in) continuing
  Operations                                                      (7.8)         (2.2)     (7.1)                        (17.1)
Net cash used in discontinued operations
                                                -------------- --------- ------------  ------------  ------------  ------------

Net cash (used in) investing activities                           (7.8)         (2.2)     (7.1)                        (17.1)
                                                -------------- --------- ------------  ------------  ------------  ------------
Cash flows from financing activities:
Issuance of long-term debt                                       112.0                     6.0                         118.0
Reduction of long-term debt                                     (137.9)                   (0.4)                       (138.3)
Advances from (to) affiliated companies                16.6      (16.1)         (0.5)
Other                                                             (9.6)                                                 (9.6)
                                                -------------- --------- ------------  ------------  ------------  ------------
Net cash provided by (used in) financing
  Activities                                           16.6      (51.6)         (0.5)      5.6                         (29.9)
                                                -------------- --------- ------------  ------------  ------------  ------------
Net increase (decrease) in cash and cash
  Equivalents                                                     (2.6)         (0.5)     11.9                           8.8
Cash and cash equivalents at beginning of period                  16.3          (0.1)     10.2                          26.4
                                                -------------- --------- ------------  ------------  ------------  ------------
Cash and cash equivalents at end of period            $ 0.0     $ 13.7        $ (0.6)   $ 22.1                        $ 35.2
                                                -------------- --------- ------------  ------------  ------------  ------------

For the Year
Ended December 31, 2002

                                                    Blount                                Non-
                                                International,   Blount,   Guarantor    Guarantor
                                                     Inc.          Inc.  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                -------------- --------- ------------  ------------  ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  Operations                                          $ (4.5)    $ 11.4         $ 3.9    $ 16.8                        $ 27.6
Net cash provided by discontinued operations                        1.2                                                   1.2
Net cash provided by (used in) operating
 Activities                                             (4.5)      12.6           3.9      16.8                          28.8
                                                -------------- --------- ------------  ------------  ------------  ------------

Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                     8.0                                                   8.0
Purchases of property, plant and equipment                         (8.4)         (2.4)     (6.3)                        (17.1)
                                                -------------- --------- ------------  ------------  ------------  ------------
Net cash provided by (used in) continuing
  Operations                                                       (0.4)         (2.4)     (6.3)                         (9.1)
Net cash used in discontinued operations                          (23.8)                                                (23.8)
                                                -------------- --------- ------------  ------------  ------------  ------------


Net cash (used in) investing activities                           (24.2)         (2.4)     (6.3)                        (32.9)
                                                -------------- --------- ------------  ------------  ------------  ------------


Cash flows from financing activities:
Increase in short-term borrowings                                                          (5.1)                         (5.1)
Reduction of long-term debt                                       (11.8)                                                (11.8)
Advances from (to) affiliated companies                  4.5       (4.0)         (0.5)
Other                                                              (0.2)                                                 (0.2)
                                                -------------- --------- ------------  ------------  ------------  ------------


Net cash provided by (used in) financing
  Activities                                             4.5      (16.0)         (0.5)     (5.1)                        (17.1)
                                                -------------- --------- ------------  ------------  ------------  ------------
Net increase (decrease) in cash and cash
  Equivalents                                                     (27.6)          1.0       5.4                         (21.2)
Cash and cash equivalents at beginning of period                   43.9          (1.1)      4.8                          47.6
                                                -------------- --------- ------------  ------------  ------------  ------------

Cash and cash equivalents at end of period             $ 0.0     $ 16.3        $ (0.1)   $ 10.2                        $ 26.4
                                                -------------- --------- ------------  ------------  ------------  ------------

For the Year
Ended December 31, 2001


                                                    Blount                                Non-
                                                International,   Blount,   Guarantor    Guarantor
                                                     Inc.          Inc.  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                -------------- --------- ------------  ------------  ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) continuing
  Operations                                          $ 34.2     $ 27.7         $ 2.4     $ 9.2          $ (55.5)      $ 18.0
Net cash provided by discontinued operations                       20.6           9.2                                    29.8
Net cash provided by (used in) operating
 Activities                                             34.2       48.3          11.6       9.2            (55.5)        47.8
                                                -------------- --------- ------------  ------------  ------------  ------------

Cash flows from investing activities:
Proceeds from sales of property, plant
  and equipment                                                     2.6                     0.1                           2.7
Purchases of property, plant and equipment                         (4.7)         (2.2)     (4.6)                        (11.5)
Acquisitions of Business                                           (1.3)                                                 (1.3)
                                                -------------- --------- ------------  ------------  ------------  ------------
Net cash provided by (used in) continuing
  Operations                                                       (3.4)         (2.2)     (4.5)                        (10.1)
Net cash used in discontinued operations                           51.7         147.5                                   199.2
                                                -------------- --------- ------------  ------------  ------------  ------------

Net cash (used in) investing activities                            48.3         145.3      (4.5)                        189.1
                                                -------------- --------- ------------  ------------  ------------  ------------

Cash flows from financing activities:
Issuance of long-term debt                              13.0                                                             13.0
Reduction of long-term debt                                      (211.1)                   (0.1)                       (211.2)
Dividends Paid                                                    (52.1)                   (3.4)           55.5
Capitol contributions                                    7.0       20.0                                   (20.0)          7.0
Advances from (to) affiliated companies                (54.2)     191.4        (157.2)                     20.0
Other                                                              (2.9)                                                 (2.9)
                                                -------------- --------- ------------  ------------  ------------  ------------
Net cash provided by (used in) financing
  Activities                                           (34.2)     (54.7)       (157.2)     (3.5)           55.5        (194.1)
                                                -------------- --------- ------------  ------------  ------------  ------------
Net increase (decrease) in cash and cash
  Equivalents                                                      41.9          (0.3)      1.2                          42.8
Cash and cash equivalents at beginning of period                    1.9          (0.8)      3.7                           4.8
                                                -------------- --------- ------------  ------------  ------------  ------------
Cash and cash equivalents at end of period             $ 0.0     $ 43.8        $ (1.1)    $ 4.9           $ 0.0        $ 47.6
                                                ============== ========= ============  ============  ============  ============

NOTE 12:
OTHER INFORMATION

At December 31, 2003 and 2002, the following balance sheet captions are comprised of the items specified below:

                                                     (Restated)
(Dollar amounts in millions)                            2003            2002
------------------------------------------------     --------         --------
Accounts receivable:
  Trade accounts                                      $ 62.5           $ 60.1
  Other                                                  4.9              2.7
  Allowance for doubtful accounts                       (3.0)            (4.3)
------------------------------------------------     --------         --------
  Total accounts receivable                           $ 64.4           $ 58.5
------------------------------------------------     --------         --------
Inventories:
  Finished goods                                      $ 34.8           $ 31.8
  Work in progress                                      10.7              9.3
  Raw materials and supplies                            22.2             23.7
------------------------------------------------     --------         --------
  Total inventories                                   $ 67.7           $ 64.8
------------------------------------------------     --------         --------
Other current assets:
  Refund of income taxes                              $ 25.2           $  6.8
  Other                                                  4.5              4.2
------------------------------------------------     --------         --------
  Total other current assets                          $ 29.7           $ 11.0
------------------------------------------------     --------         --------
Property, plant and equipment:
  Land                                                 $ 4.8           $  4.8
  Buildings and improvements                            64.9             64.7
  Machinery and equipment                              173.5            170.8
  Furniture, fixtures and office equipment              32.7             20.2
  Transportation equipment                               1.3              1.6
  Construction in progress                               5.9              9.1
  Accumulated depreciation                            (191.1)          (180.5)
------------------------------------------------     --------         --------
  Total property, plant and equipment                 $ 92.0           $ 90.7
------------------------------------------------     --------         --------
Other Assets:
  Deferred financing costs                            $ 21.5           $ 18.3
  Rabbi trusts (see Note 7)                              4.6              5.6
  Escrow for SEG sale                                                    25.0
  Deferred income taxes                                                   9.8
  Other                                                 12.0             10.5
------------------------------------------------     --------         --------
  Total other assets                                    38.1             69.2
------------------------------------------------     --------         --------
Accrued expenses:
  Salaries, wages and related withholdings            $ 22.7           $ 17.8
  Employee benefits                                      8.1              6.9
  Casualty insurance costs                               4.0              3.8
  Accrued interest                                      19.9             22.2
  Other                                                 19.0             20.6
------------------------------------------------     --------         --------
  Total accrued expenses                              $ 73.7           $ 71.3
------------------------------------------------     --------         --------
Other liabilities:
  Employee benefits                                   $ 67.4           $ 66.7
  Other                                                 13.6              5.9
------------------------------------------------     --------         --------
  Total other liabilities                             $ 81.0           $ 72.6
------------------------------------------------     --------         --------

Supplemental cash flow information is as follows:
                                                  Year Ended December 31,
                                                  -------------------------
(Dollar amounts in millions)                   2003         2002         2001
------------------------------------------    -------      -------      -------
Interest Paid                                  $ 63.9        $ 64.9      $ 92.5
Income Taxes Paid                                 9.0           5.2        (1.3)
------------------------------------------    -------      -------      -------


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

NOTE 14:
RESTATEMENT

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service, consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these payments, the Company has determined that a significant portion of the interest for the payments should have been recorded as income in prior reporting periods. Based on this determination, the Company has restated its historical financial results to reflect additional interest income of $3.6 million in 2003. The amounts included in this Form 10-K/A reflect the restated and increased income amounts for comparative periods.

The effect of this restatement on the balance sheet and income statement at December 31, 2003 is as follows:


                                                        December 31, 2003
                                                   -------------------------
                                                   Previously
(Dollar amounts in millions)                        Reported         Restated
------------------------------------------         ----------        --------
Other current assets                               $     26.1        $   29.7
Accumulated deficit                                    (820.0)         (816.4)

                                                           Year ended
                                                        December 31, 2003
                                                   -------------------------
Interest income                                    $      0.8        $    4.4
Income (loss) before income taxes                        11.2            14.8
Provision for income taxes                               44.9            44.9
Net loss                                                (33.7)          (30.1)

Basic loss per share                               $    (1.09)       $  (0.98)
Diluted loss per share                                  (1.09)          (0.98)


SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 2003 and 2002. For 2003 results were as follows:

(Dollar amounts                      1st Quarter        2nd Quarter        3rd Quarter       4th Quarter
in millions, except                     Ended             Ended              Ended             Ended            Total
per share data)                       March 31,          June 30,         September 30,     December 31,         2003
                                                        (Restated)          (Restated)       (Restated)       (Restated)
-------------------                 -------------      -------------      -------------     -------------     ----------
Sales                                 $122.9             $131.2             $145.8            $159.2            $559.1
Gross profit                            42.8               44.7               50.2              52.0             189.7
Net income (loss)                        0.5                1.3              (36.2)              4.3             (30.1)
Earnings (loss) per share:
  Basic                               $  0.02             $ 0.04            $ (1.17)          $  0.14           $ (0.98)
  Diluted                                0.01               0.04              (1.17)             0.13             (0.98)

The first quarter includes restructuring expense of $0.2 million associated with the relocation of certain manufacturing assets and production among the Company's Outdoor Products facilities. The second quarter includes other expense of $2.8 million related to the early extinguishment of debt in conjunction with the Company's refinancing in May, but offset by interest income of $3.3 million on income tax refund receivables. The third quarter tax provision includes a $39.7 million valuation allowance taken against the Company's deferred tax assets.

For comparison purposes 2002 results are as follows:

(Dollar amounts                      1st Quarter        2nd Quarter        3rd Quarter       4th Quarter
in millions, except                     Ended              Ended              Ended             Ended            Total
per share data)                       March 31,          June 30,         September 30,     December 31,         2002
-------------------                 -------------      -------------      -------------     -------------     ----------
Sales                                 $106.6             $123.3             $121.5            $128.1            $479.5
Gross profit                            36.9               42.1               40.8              41.4             161.2
Net income (loss)                       (6.5)               0.5               (3.5)              3.8              (5.7)
Earnings (loss) per share:
  Basic                               $ (0.21)           $  0.02            $ (0.11)          $  0.12           $ (0.19)
  Diluted                               (0.21)              0.02              (0.11)             0.12             (0.19)


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

On November 2, 2004 the Company announced that it determined it was necessary to restate certain Financial Statements in 2003 and 2004 relating to interest received in October of 2004 for income tax refunds (see Note 14 to the Consolidated Financial Statements). Management of the Company has evaluated this matter relative to its current and past internal controls and disclosure controls and procedures. Management of the Company was aware of the potential for interest on its income tax refunds; however in 2003 it was the Company's judgment not to accrue interest on the tax refunds that had been applied for. After receiving the refunds and the related interest thereon, and especially considering the amount of the interest that the Company ultimately collected, it was determined that it was prudent to reassess the accounting judgment that was made in 2003. After completion of this reassessment the Company and the Audit Committee concluded that the interest should have been accrued beginning in 2003. While it has been concluded that this is an accounting error that needs to be corrected retroactively, it is not believed that this represents a breakdown in the internal control structure since management of the Company was aware of this interest potential dating back to 2003.

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

Summary Table:

The following table sets forth certain information as of December 31, 2003 with respect to compensation plans under which shares of Blount common stock may be issued:

                                                                        No. Shares Remaining
                             No.Shares to be         Weighted-          Available for Future
                              Issued upon             Average          Issuance Under Equity
                              Exercise of          Exercise Price        Compensation Plans
                             Outstanding           of Outstanding      (Excluding Shares in
Plan Category                    Options                Options               Column 1)
---------------              ---------------       --------------      ---------------------
Equity compensation
  Plans approved by
  Stockholders                4,056,891  (1)           $7.67               1,786,253 (2)

Equity compensation
  Plans not approved
  Stockholders
---------------              ---------------       --------------      ---------------------
TOTAL                           4,056,891                $7.67               1,786,253

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


ITEM 14.  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

The information under the heading "Ratify the Appointment of Independent Auditors" in the Company's 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page
                                                                      Reference
                                                                      ---------
(A)  Certain documents filed as part of Form 10-K

     (1) Financial Statements and Supplementary Data
     Report of Independent Registered Public Accounting Firm                 27

     Consolidated Statements of Income (Loss) for the years ended            29
     December 31, 2003, 2002 and 2001

     Consolidated Balance Sheets as of December 31, 2003 and 2002            30

     Consolidated Statements of Cash Flows for the years ended               31
     December 31, 2003, 2002 and 2001
     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 2003, 2002 and 2001          32

     Notes to Consolidated Financial Statements                              33

     Supplementary Data                                                      68

     (2) Financial Statement Schedules

     Schedule II - Valuation and qualifying accounts for the years ended     78
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

     *10(v) Amendment to Employment Agreement between Blount Inc. and Kenneth
     O. Saito dated August 16, 2002.

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

     23 Consent of Independent Registered Public Accounting Firm included herein on page 79.

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

Dated:  November 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  November 19, 2004


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


/s/ Harold E. Layman                                 /s/ E. Daniel James
Harold E. Layman                                     E. Daniel James
Director                                             Director


/s/ R. Eugene Cartledge                              /s/ Thomas J. Fruechtel
R. Eugene Cartledge                                  Thomas J. Fruechtel
Director                                             Director


/s/ James S. Osterman
James S. Osterman
President and Chief Executive Officer
and Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


(Dollar amounts in millions)
----------------------------

Column A                                Column B              Column C            Column D (1)            Column E
------------                          ------------          ------------          ------------          ------------
                                                              Additions
                                                              ---------
                                       Balance at            Charged to                                  Balance at
                                      Beginning of            Cost and                                     End of
Description                              Period               Expenses             Deductions              Period
------------                          ------------          ------------          ------------          ------------
Year Ended
December 31, 2003
-----------------
Allowance for doubtful
accounts receivable                      $ 4.3                 $ 0.6                 $ 1.9                 $ 3.0
                                          =====                 =====                 =====                 =====

Allowance for valuation
of deferred tax assets                   $ 0.0                 $47.3                 $ 0.0                 $47.3
                                          =====                 =====                 =====                 =====


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

EXHIBIT 23


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (File No. 333-92481) of Blount International, Inc. of our report dated February 20, 2004, except as to Note 14 to the Consolidated Financial Statements which is as of November 12, 2004, relating to the financial statements and financial statement schedules which appears in this Form 10-K/A.



PricewaterhouseCoopers LLP

Portland, Oregon
November 19, 2004