Form 10-Q/A
period 2004-03-31
BLOUNT INTERNATIONAL INC
filed 2004-11-22
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                               (Amendment No. 3)

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

                  Yes   X                        No
                      -----                         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

                  Yes                            No   X
                      -----                         -----

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

                Class of Common Stock           Outstanding at March 31, 2004
                ---------------------           ------------------------------
                  $ .01 Par Value                        30,883,103


Explanatory Note

This Amendment No. 3 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as originally filed with the Commission on May 12, 2004, and as amended on July 13, 2004 and August 2, 2004, is being filed because, in October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service comprised of refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these payments, the Company determined on October 29, 2004 that the majority of the interest portion of the payments should have been recorded as income in prior reporting periods and that the failure to so record interest income was an accounting error. The audit committee has concluded that the previously issued financial statements should not be relied upon. Therefore, the Company is restating its historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004. This Amendment No. 3 reflects the additional interest income that should have been recorded during the quarterly period ended March 31, 2004.

This Form 10-Q/A continues to speak as of the date that the initial Form 10-Q was filed with the SEC, and we have not otherwise updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-Q.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I   Consolidated Financial Information

   Item 1 - Consolidated Financial Statements

     Unaudited Consolidated Statements of Income -
        first quarter ended March 31, 2004 and 2003                   4

     Unaudited Consolidated Balance Sheets -
        March 31, 2004 and December 31, 2003                          5

     Unaudited Consolidated Statements of Cash Flows -
        first quarter ended March 31, 2004 and 2003                   6

     Unaudited Consolidated Statements of Changes in
        Stockholders' Equity (Deficit) - first quarter
        Ended March 31, 2004 and 2003                                 7

     Notes to Unaudited Consolidated Financial Statements             8

   Item 2 - Management's Discussion and Analysis                     23

   Item 4 - Controls and Procedures                                  27

Part II  Other Information

   Item 6 - Exhibits and Reports on Form 8-K                         29

Signature                                                            29

ITEM 1 - FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries


                                                       First Quarter
                                                       Ended March 31,
                                                   ------------------------
(Dollar amounts in millions,                       (Restated)
except per share data)                                2004             2003
----------------------------------                 ----------       ----------

Sales                                              $  165.6            122.9
Cost of sales                                         108.6             80.1
----------------------------------                 ----------       ----------
Gross profit                                           57.0             42.8
Selling, general and
  administrative expenses                              29.8             24.3
Restructuring expenses                                                   0.2
----------------------------------                 ----------       ----------
Income from operations                                 27.2             18.3
Interest expense                                      (17.4)           (17.6)
Interest income                                         0.7              0.3
Other income (expense)                                  0.1             (0.1)
----------------------------------                 ----------       ----------
Income before income taxes                             10.6              0.9
Provision for income taxes                              3.0              0.4
----------------------------------                 ----------       ----------
Net income                                         $    7.6         $    0.5
----------------------------------                 ==========       ==========
Basic income per share                             $   0.25        $    0.02
----------------------------------                 ==========       ==========
Diluted income per share                           $   0.23        $    0.01
----------------------------------                 ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

                                                                     March 31,       December 31,
                                                                    ----------       ------------
                                                                    (Restated)        (Restated)
(Dollar amounts in millions, except share and per share data)          2004              2003
-------------------------------------------------------------       ----------        ----------
Assets
--------------------------------------------------------------      ----------        ----------
Current assets:
  Cash and cash equivalents                                         $   18.4          $   35.2
  Accounts receivable, net of allowance for
    doubtful accounts of $3.1 and $3.0                                  81.6              64.4
  Inventories                                                           73.9              67.7
  Other current assets                                                  30.3              29.7
--------------------------------------------------------------      ----------        ----------
    Total current assets                                               204.2             197.0
Property, plant and equipment, net of accumulated
  depreciation of $194.4 and $191.1                                     91.7              92.0
Goodwill                                                                76.9              76.9
Other assets                                                            36.9              38.1
--------------------------------------------------------------      ----------        ----------
Total Assets                                                        $  409.7          $  404.0
--------------------------------------------------------------      ==========        ==========
Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------------------------      ----------        ----------
Current liabilities:
  Notes payable and current maturities of long-term debt            $    7.3          $    6.6
  Accounts payable                                                      36.7              29.7
  Accrued expenses                                                      64.1              73.7
--------------------------------------------------------------      ----------        ----------
    Total current liabilities                                          108.1             110.0
Long-term debt, exclusive of current maturities                        602.9             603.9
Deferred income taxes, exclusive of current portion                      2.8               2.8
Other liabilities                                                       81.9              81.0
--------------------------------------------------------------      ----------        ----------
Total Liabilities                                                      795.7             797.7
--------------------------------------------------------------      ----------        ----------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares
  authorized, 30,883,103 and 30,827,738 outstanding                      0.3               0.3
Capital in excess of par value of stock                                425.0             424.6
Accumulated deficit                                                   (808.8)           (816.4)
Deferred Stock Compensation                                             (0.1)
Accumulated other comprehensive income                                  (2.4)             (2.2)
--------------------------------------------------------------      ----------        ----------
Total Stockholders' Deficit                                           (386.0)           (393.7)
--------------------------------------------------------------      ----------        ----------
Total Liabilities and Stockholders' Equity (Deficit)                $  409.7          $  404.0
--------------------------------------------------------------      ==========        =========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

                                                                    First Quarter Ended March 31,
                                                                    -----------------------------
                                                                    (Restated)
(Dollar amounts in millions)                                           2004               2003
------------------------------------------------------------        ----------        -----------
Cash flows from operating activities:
Net income                                                          $    7.6          $    0.5
Adjustments to reconcile net income to net cash
used by operating activities:
  Depreciation, amortization and other non-cash charges                  6.2               5.2
  Deferred income taxes                                                                   (0.2)
  Loss on disposals of property, plant & equipment                                         0.1
  Changes in assets and liabilities:
    Increase in accounts receivable                                    (17.2)             (7.1)
    (Increase) decrease in inventories                                  (6.2)              0.6
    (Increase) decrease in other assets                                 (0.6)              5.7
    Increase (decrease) in accounts payable                              7.0              (1.5)
    Decrease in accrued expenses                                        (9.6)            (13.8)
    Increase in other liabilities                                        0.7               1.3
------------------------------------------------------------        ----------        ----------
  Net cash used by operating activities                                (12.1)             (9.2)
------------------------------------------------------------        ----------        ----------
Cash flows from investing activities:
Payments related to sales of property, plant & equipment                                  (0.5)
Purchases of property, plant & equipment                                (3.5)             (4.0)
------------------------------------------------------------        ----------        ----------
  Net cash used in investing activities                                 (3.5)             (4.5)
------------------------------------------------------------        ----------        ----------
Cash flows from financing activities:
Reduction of debt                                                       (1.3)             (0.8)
Exercise of stock options                                                0.2
Other financing activities                                              (0.1)
------------------------------------------------------------        ----------        ----------
  Net cash used in financing activities                                 (1.2)             (0.8)
------------------------------------------------------------        ----------        ----------
Net decrease in cash and cash equivalents                              (16.8)            (14.5)
Cash and cash equivalents at beginning of period                        35.2              26.4
------------------------------------------------------------        ----------        ----------
Cash and cash equivalents at end of period                          $   18.4          $   11.9
------------------------------------------------------------        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                    Accumu-
                                                                                    lated
                                                     Capital in           Deferred  Compre-
                                                     Excess of   Accum-    Stock    hensive
                                            Common   Par Value   ulated    Compen-  Other
(Dollar amounts in millions)                Stock    of Stock    Deficit   sation   Income   Total
--------------------------------------      -------  ----------  -------  --------  -------  -------
FIRST QUARTER ENDED MARCH 31, 2004

Balance December 31, 2003  (Restated)        $0.3     $424.6     $(816.4)            $(2.2)  $(393.7)
Net income                                                           7.6                         7.6
Other comprehensive loss, net:
  Foreign currency translation adjustment                                             (0.1)     (0.1)
  Unrealized losses                                                                   (0.1)     (0.1)
                                                                                             --------
         Comprehensive income                                                                    7.4
Exercise of stock options                                0.2                                     0.2
Deferred stock compensation                              0.2                (0.2)
Amortization of deferred stock compensation                                  0.1                 0.1
--------------------------------------      -------  ----------  -------  --------  -------  --------
Balance March 31, 2004 (Restated)            $0.3     $425.0     $(808.8)   (0.1)    $(2.4)  $(386.0)
                                            =======  ==========  =======  ========  =======  ========

FIRST QUARTER ENDED MARCH 31, 2003:

Balance December 31, 2002                    $0.3     $424.3     $(786.3)            $(7.2)  $(368.9)
Net income                                                           0.5                         0.5
Other comprehensive income, net:
  Foreign currency translation adjustment                                              0.1       0.1
                                                                                             --------
        Comprehensive income                                                                     0.6
--------------------------------------      -------  ----------  -------  --------  -------  --------
Balance March 31, 2003                       $0.3     $424.3     $(785.9)            $(7.0)  $(368.3)
                                            =======  ==========  =======  ========  =======  ========


The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2004 and the results of operations and cash flows for the first quarter ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Note that our December 31, 2003 Form 10-K has been restated on Form 10-K/A as discussed in Note 14.

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The Company has restated its historical financial results in this filing to reflect additional interest income of $3.6 million in 2003 and $0.7 million in the first three months of 2004, as further discussed in Note 14.

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

                                                       First Quarter
                                                       ended March 31,
                                                  ------------------------
(Dollars in millions,                             (Restated)
 except per share amounts)                           2004          2003
------------------------------------              ----------    ----------
Net income, as reported                             $ 7.6         $ 0.5

Add: stock-based employee compensation cost,
net of tax, included in net income                    0.1

Deduct: total stock-based employee
compensation cost, net of tax, that would
have been included in net income
under fair value method                              (0.3)         (0.4)
                                                  ----------    ----------
Proforma net income                                  $7.4          $0.1
                                                  ==========    ==========

Basic income per share
  As reported                                        $0.25         $0.02
  Pro forma                                           0.24          0.00
 Diluted income per share
  As reported                                         0.23          0.01
  Pro forma                                           0.23          0.00

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

                                                      Restructuring Actions
                               -----------------------------------------------------------------------
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
         ---------------------------------        ======          ======

NOTE 5:
SEGMENT INFORMATION

                                                     First quarter
                                                     ended March 31,
(Dollars in millions)                          ---------------------------
                                               (Restated)
                                                  2004            2003
------------------------------------           ----------       ----------
Sales:
   Outdoor Products                               $ 102.1        $  85.2
   Industrial and Power Equipment                    54.0           29.9
   Lawnmower                                          9.6            7.9
   Elimination                                       (0.1)          (0.1)
------------------------------------           ----------       ----------
   Total Sales                                    $ 165.6        $ 122.9
------------------------------------           ==========       ==========
Operating income (loss):
   Outdoor Products                               $  26.3        $  21.8
   Industrial and Power Equipment                     4.8
   Lawnmower                                         (0.2)          (0.7)
   Corporate expense/elimination                     (3.7)          (2.6)
   Restructure expense                                              (0.2)
-----------------------------------            ----------       ----------
Income from operations                               27.2           18.3
Interest expense                                    (17.4)         (17.6)
Interest income                                       0.7            0.3
Other income (expense), net                           0.1           (0.1)
------------------------------------           ----------       ----------
Income before income taxes                        $  10.6        $   0.9
------------------------------------           ==========       ==========


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


NOTE 8:
EARNINGS PER SHARE DATA

For the first quarter ended March 31, 2004 and 2003, net income and shares used in the earnings per share ("EPS") computations were as follows:

                                            First quarter
                                           ended March 31,
                                        -----------------------
(Dollars in millions,                   (Restated)
except per share amounts)                  2004         2003
------------------------------------    ----------   ----------
Net income, as reported                    $7.6        $ 0.5
------------------------------------    ==========   ==========
Shares:
   Basic EPS - weighted average         30,859,826   30,795,882
      common shares outstanding
   Dilutive effect of stock options      1,942,988    1,220,232
------------------------------------    ----------   ----------
   Diluted EPS - weighted average
       common shares outstanding        32,802,814   32,016,114
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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the First Quarter
Ended March 31, 2004
(Restated)

                                                  Blount                                Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------------  ------- ------------  ------------   ------------  ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                         $ 113.4     $ 36.9       $ 57.9        $ (42.6)      $ 165.6
Cost of sales                                                    81.6       29.0         42.3          (44.3)        108.6
                                                             --------    -------      -------       --------      --------
Gross profit                                                     31.8        7.9         15.6            1.7          57.0
Selling, general and administrative expenses                     17.9        4.8          7.1                         29.8
                                                             --------    -------      -------       --------      --------
Income from operations                                           13.9        3.1          8.5            1.7          27.2
Interest expense                                  $ (5.1)       (12.1)      (0.1)        (0.1)                       (17.4)
Interest income                                                   0.7                                                  0.7
Other income (expense), net                                       0.3                    (0.2)                         0.1
                                                 --------    --------    -------      -------       --------      --------
Income (loss) from continuing operations
  before income taxes                               (5.1)         2.8        3.0          8.2            1.7          10.6
Provision (benefit) for income taxes                                         0.1          2.9                          3.0
                                                 --------    --------    -------      -------       --------      --------

Income (loss) from continuing operations            (5.1)         2.8        2.9          5.3            1.7           7.6

Equity in earnings (losses) of
  affiliated companies, net                         12.0          9.8                                  (21.8)
                                                 --------    --------    -------      -------       --------      --------
Net income (loss)                                 $  6.9      $  12.6     $  2.9       $  5.3        $ (20.1)      $   7.6
                                                 ========    ========    =======      =======       ========      ========

For the First Quarter
Ended March 31, 2003

                                                  Blount                               Non-
                                              International,  Blount,   Guarantor    Guarantor
                                                   Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                              --------------  -------  ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
-----------------------
Sales                                                         $  80.8     $  28.8      $ 47.8        $ (34.5)      $ 122.9
Cost of sales                                                    56.0        22.8        35.5          (34.2)         80.1
                                                              --------    -------      -------       --------      --------
Gross profit                                                     24.8         6.0        12.3           (0.3)         42.8
Selling, general and administrative expenses                     13.9         4.5         5.9                         24.3
Restructuring expenses                                            0.2                                                  0.2
                                                              --------    -------      -------       --------      --------
Income from operations                                           10.7         1.5         6.4           (0.3)         18.3
Interest expense                                  $ (5.0)       (12.5)       (0.1)                                   (17.6)
Interest income                                                   0.2                     0.1                          0.3
Other income (expense), net                                       0.1                    (0.2)                        (0.1)
                                                 --------    --------     -------      -------       --------      --------
Income (loss) before income taxes                   (5.0)        (1.5)        1.4         6.3           (0.3)          0.9
Provision (benefit) for income taxes                (2.3)         0.2         0.6         1.9                          0.4
                                                 --------    --------     -------      -------       --------      --------
Income (loss) before earnings (losses)
  of affiliated companies                           (2.7)        (1.7)        0.8         4.4           (0.3)          0.5

Equity in earnings (losses) of
  affiliated companies, net                          3.2          4.9         0.2                       (8.3)
                                                 --------    --------     -------      -------       --------      --------
Net income (loss)                                 $  0.5      $   3.2     $   1.0      $  4.4        $  (8.6)      $   0.5
                                                 ========    ========    ========      =======       ========      ========

March 31, 2004
(Restated)
                                                  Blount                               Non-
                                              International,  Blount,   Guarantor    Guarantor
                                                   Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                              --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $   1.0     $   (0.4)    $ 17.8                      $   18.4
  Accounts receivable, net                                       41.1         18.7       21.8                          81.6
  Intercompany receivables                                      289.1         44.1       11.8        $(345.0)
  Inventories                                                    31.2         22.2       20.5                          73.9
  Other current assets                                           28.3          0.5        1.7           (0.2)          30.3
                                                              --------    ---------    -------       ---------     ---------

    Total current assets                                        390.7         85.1       73.6         (345.2)         204.2
Investments in affiliated companies               $(19.8)       220.9                    (2.1)        (199.0)
Property, plant and equipment, net                               26.7         33.2       31.8                          91.7
Cost in excess of net assets of acquired
  businesses, net                                                39.7         30.6        6.6                          76.9
Other assets                                                     29.2          0.1        7.6                          36.9
                                                  -------     --------    ---------    -------       ---------     ---------
    Total Assets                                  $(19.8)     $ 707.2     $  149.0     $117.5        $(544.2)      $  409.7
                                                  =======     ========    =========    =======       =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                         $   6.3                  $  1.0                      $    7.3
Accounts payable                                                 22.0     $    7.0        7.7                          36.7
  Intercompany payables                           $345.0                                             $(345.0)
  Accrued expenses                                               43.3          9.8       11.2           (0.2)          64.1
                                                  -------    ---------    ---------    -------       ---------     ---------
    Total current liabilities                      345.0         71.6         16.8       19.9         (345.2)         108.1
Long-term debt, exclusive of current maturities     23.1        575.4                     4.4                         602.9
Deferred income taxes, exclusive of
  current portion                                                 0.4                     2.4                           2.8
Other liabilities                                    2.4         75.4          3.1        1.0                          81.9
                                                  -------    ---------    ---------    -------       ---------     ---------
    Total Liabilities                              370.5        722.8         19.9       27.7         (345.2)         795.7
                                                  -------    ---------    ---------    -------       ---------     ---------
Stockholders Equity (Deficit)                     (390.3)       (15.6)       129.1       89.8         (199.0)        (386.0)
                                                  -------    ---------    ---------    -------       ---------     ---------
Total Liabilities and
    Stockholders' Equity (Deficit)                $(19.8)     $ 707.2     $  149.0     $117.5        $(544.2)      $  409.7
                                                  =======    =========    =========    =======       =========     =========

DECEMBER 31, 2003
(Restated)

                                                 Blount                               Non-
                                              International,  Blount,   Guarantor    Guarantor
                                                  Inc.        Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                                              --------------  -------  ------------ ------------ ------------ ------------
BALANCE SHEET
-------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  13.7     $ (0.6)      $ 22.1                      $   35.2
  Accounts receivable, net                                       36.4       10.0         18.0                          64.4
  Intercompany receivables                                      289.7       37.6         10.6        $(337.9)
  Inventories                                                    28.4       21.1         18.2                          67.7
  Other current assets                                           28.1        0.6          1.2           (0.2)          29.7
                                                              --------    -------      -------       --------      ---------
    Total current assets                                        396.3       68.7         70.1         (338.1)         197.0
Investments in affiliated companies               $(34.7)       201.0                     0.2         (166.5)
Property, plant and equipment, net                               27.6       33.5         30.9                          92.0
Cost in excess of net assets of acquired
  businesses, net                                                39.7       30.7          6.5                          76.9
Other assets                                                     33.0                     5.1                          38.1
                                                  -------     --------    -------      -------       --------      ---------
    Total Assets                                  $(34.7)     $ 697.6     $132.9       $112.8        $ (504.6)     $  404.0
                                                  =======     ========    =======      =======       ========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                         $   5.6                  $  1.0                      $    6.6
Accounts payable                                                 17.0     $  5.8          6.9                          29.7
  Intercompany payables                           $337.9                                             $(337.9)
  Accrued expenses                                               54.0        8.1         11.8           (0.2)          73.7
                                                  -------     --------    -------      -------       --------      ---------
    Total current liabilities                      337.9         76.6       13.9         19.7         (338.1)         110.0
Long-term debt, exclusive of current maturities     22.2        581.7                                                 603.9
Deferred income taxes, exclusive of
  current portion                                                 0.4                     2.4                           2.8
Other liabilities                                    2.6         70.0        2.9          5.5                          81.0
                                                  -------     --------    -------      -------       --------      ---------
    Total Liabilities                              362.7        728.7       16.8         27.6         (338.1)         797.7
                                                  -------     --------    -------      -------       --------      ---------
Stockholders Equity (Deficit)                     (397.4)       (31.1)     116.1         85.2         (166.5)        (393.7)
                                                  -------     --------    -------      -------       --------      ---------
Total Liabilities and
    Stockholders' Equity (Deficit)                $(34.7)     $ 697.6     $132.9       $112.8        $(504.6)      $  404.0
                                                  =======     ========    =======      =======       ========      =========

For the First Quarter
Ended March 31, 2004

                                                  Blount                                Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------------  ------- ------------  ------------   ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                      $ (0.2)     $ (10.7)    $  0.6       $ (1.8)                     $  (12.1)
                                                  -------     --------    -------      --------     --------      ---------
Purchases of property, plant and equipment                       (0.8)      (0.4)        (2.3)                         (3.5)
                                                  -------     --------    -------      --------     --------      ---------

Net cash (used in) investing activities                          (0.8)      (0.4)        (2.3)                         (3.5)
                                                  -------     --------    -------      --------     --------      ---------
Cash flows from financing activities:
Reduction of debt                                                (1.1)                   (0.2)                         (1.3)
Exercise of stock options                            0.2                                                                0.2
Other financing activities                                       (0.1)                                                 (0.1)
                                                  -------     --------    -------      --------     --------      ---------
Net cash provided by (used in) financing
  activities                                         0.2         (1.2)                   (0.2)                         (1.2)
                                                  -------     --------    -------      --------     --------      ---------
Net increase (decrease) in cash and cash
  equivalents                                                   (12.7)       0.2         (4.3)                        (16.8)
Cash and cash equivalents at beginning of period                 13.7       (0.6)        22.1                          35.2
                                                  -------     --------    -------      --------     --------      ---------
Cash and cash equivalents at end of period        $  0.0      $   1.0     $ (0.4)      $ 17.8                      $   18.4
                                                  -------     --------    -------      --------     --------      ---------

For the First Quarter
Ended March 31, 2003

                                                  Blount                                Non-
                                              International,  Blount,   Guarantor     Guarantor
                                                   Inc.        Inc.   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------------  ------- ------------  ------------   ------------  ------------
STATEMENT OF CASH FLOWS
-----------------------
Net cash provided by (used in) operating
  activities                                      $ (1.9)     $ (7.0)     $  0.3       $ (0.6)                     $   (9.2)
                                                  -------     --------    -------      -------      --------       ---------
Cash flows from investing activities:
(Payments for) proceeds from sales of property,
 plant and equipment                                             (0.5)                                                 (0.5)
Purchases of property, plant and equipment                       (3.2)      (0.1)        (0.7)                         (4.0)
                                                  -------     --------    -------      -------      --------       ---------

Net cash (used in) investing activities                          (3.7)      (0.1)        (0.7)                         (4.5)
                                                  -------     --------    -------      -------      --------       ---------
Cash flows from financing activities:
Reduction of debt                                                (0.8)                                                 (0.8)
Advances from (to) affiliated companies              1.9         (1.5)      (0.4)
                                                  -------     --------    -------      -------      --------       ---------
Net cash provided by (used in) financing
  activities                                         1.9         (2.3)      (0.4)         0.0                          (0.8)
                                                  -------     --------    -------      -------      --------       ---------
Net increase (decrease) in cash and cash
  equivalents                                                   (13.0)      (0.2)        (1.3)                        (14.5)
Cash and cash equivalents at beginning of period                 16.3       (0.1)        10.2                          26.4
                                                  -------     --------    -------      -------      --------       ---------
Cash and cash equivalents at end of period        $  0.0      $   3.3     $ (0.3)      $  8.9                      $   11.9
                                                  -------     --------    -------      -------      --------       ---------

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

Long-term debt at March 31, 2004 and December 31, 2003 consisted of the following:

                                           March 31,            December 31,
(Dollars in millions)                        2004                   2003
---------------------------------          ---------              ---------
13% Senior subordinated notes               $ 323.2               $ 323.2
7% Senior notes                               149.7                 149.7
Term loans                                    114.2                 115.5
Revolving credit facility
12% preferred equivalent security              23.1                  22.1
---------------------------------          ---------              ---------
Total Debt                                    610.2                 610.5
Less current maturities                        (7.3)                 (6.6)
---------------------------------          ---------              ---------
Total long-term debt                        $ 602.9               $ 603.9
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


NOTE 12:
PENSION AND POST-RETIREMENT BENEFIT PLANS

A summary of the components of net periodic pension cost, a noncash item, for the quarter ended March 31 is as follows:

                                                  Other
                                                  Pension       Post-retirement
                                                  Benefits          Benefits
                                              ----------------- ----------------
(Dollar amounts in millions)                    2004     2003     2004       2003
------------------------------------------    -------- -------- --------   --------
Components of net periodic benefit cost:
Service cost                                  $  1.2    $  1.2   $  0.1     $  0.1
Interest cost                                    2.1       2.1      0.5        0.5
Expected return on plan assets                  (1.8)     (1.6)
Amortization of prior service cost               0.1       0.1
Amortization of net (gain) loss                  0.5       0.6      0.2        0.2
------------------------------------------    -------- -------- --------   --------
Total net periodic benefit cost               $  2.1    $  2.4   $  0.8     $  0.8
------------------------------------------    -------- -------- --------   --------

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

NOTE 14:
RESTATEMENT

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service, consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The $21.6 million of refund claims was included in the Consolidated Balance Sheet in other current assets, while no interest receivable was recorded. In reviewing these payments, the Company has determined that a significant portion of the interest for the payments should have been recorded as income in prior reporting periods. Based on this determination, the Company has restated its historical financial results to reflect additional interest income of $3.6 million in 2003 and $0.7 million in the first three months of 2004. The amounts included in this Form 10-Q reflect the restated and increased income amounts for comparative periods.

The effect of this restatement on the balance sheet and income statement at March 31, 2004 are as follows:

                                                March 31, 2004
                                          --------------------------
                                          Previously
(Dollar amounts in millions)               Reported         Restated
----------------------------------------  ----------       ----------
Other current assets                       $  26.0           $ 30.3
Accumulated deficit                          (813.1)         (808.8)

                                              Three months ended
                                               March 31, 2004
                                          --------------------------
Interest income                                0.0              0.7
Income (loss) before income taxes              9.9             10.6
Provision for income taxes                     3.0              3.0
Net loss                                       6.9              7.6

Basic loss per share                       $  0.22           $ 0.25
Diluted loss per share                        0.21             0.23

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

Net income for the first quarter of 2004 was $7.6 million, or $0.23 per diluted share, compared to net income of $0.5 million, or $0.01 per diluted share, for the same period in 2003. The change in net income was primarily due to higher income from operations of $8.9 million, offset by higher income tax expense of $2.6 million. The higher tax expense was due primarily to the higher pretax income, but offset partially by a lower effective tax rate, 30% compared to 44% last year.


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

The Company's total backlog increased to $124.4 million at March 31, 2004 from $119.3 million at December 31, 2003 and from $61.1 million at March 31, 2003 as follows (in millions):

                                                     Backlog
                                       ----------------------------------------
                                         March 31,  December 31,    March 31,
                                           2004         2003          2003
------------------------------------   ------------  ------------  ------------
Outdoor Products                         $  73.0       $  66.7       $  51.2
Industrial and Power Equipment              49.5          47.7           9.4
Lawnmower                                    1.9           4.9           0.5
------------------------------------     -------       -------       -------
     Total segment backlog               $ 124.4       $ 119.3       $  61.1
------------------------------------     =======       =======       =======

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

Accounts receivable at March 31, 2004 and December 31, 2003 and sales by segment for the first quarter of 2004 compared to the fourth quarter of 2003 were as follows:

                                          March 31,  December 31,   Increase
(Dollars in millions)                       2004          2003      (Decrease)
------------------------------------    ------------  ------------  ------------
Accounts Receivable:
  Outdoor Products                        $ 57.7        $ 42.6        $ 15.1
  Industrial and Power Equipment            20.0          19.1           0.9
  Lawnmower                                  3.9           2.9           1.0
------------------------------------      ------        ------        ------
     Total segment receivables            $ 81.6        $ 64.6        $ 17.0
------------------------------------      ======        ======        ======

                                                    Quarter Ended
                                          March 31,  December 31,    Increase
                                            2004          2003       (Decrease)
------------------------------------   -------------  ------------  ------------
Sales:
  Outdoor Products                        $ 102.1       $ 93.2        $ 8.9
  Industrial and Power Equipment             54.0         56.8         (2.8)
  Lawnmower                                   9.6          9.3          0.3
  Elimination                                (0.1)        (0.1)
------------------------------------       ------       ------        ------
     Total segment sales                  $ 165.6       $159.2        $ 6.4
------------------------------------       ======       ======        ======

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



    BLOUNT INTERNATIONAL, INC.
----------------------------------
           Registrant


Date:  November 19, 2004                      /s/ Calvin E. Jenness
                                        ---------------------------------
                                                Calvin E. Jenness

                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer