Form 10-Q/A
period 2004-06-30
BLOUNT INTERNATIONAL INC
filed 2004-11-22
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-Q/A
                              (Amendment No. 1)

(Mark one)

{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

                                      OR

{ } Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                       Commission file number 001-11549
                                              ---------

                          BLOUNT INTERNATIONAL, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                               63 0780521
(State or other jurisdiction of                            (I.R.S. employer
 Incorporation or organization)                            Identification No.)

  4909 SE International Way
      Portland, Oregon                                         97222-4679
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


Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as originally filed with the Commission on August 13, 2004 is being filed because, in October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service comprised of refund claims of $21.6 million and accumulated interest of $5.0 million. In reviewing these payments, the Company determined on October 29, 2004 that the majority of the interest portion of the payments should have been recorded as income in prior reporting periods and that the failure to so record interest income was an accounting error. The audit committee has concluded that the previously issued financial statements should not be relied upon. Therefore, the Company is restating its historical financial results to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004. This Amendment No. 1 reflects the additional interest income that should have been recorded during the quarter and six month periods ended June 30, 2004.

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

ITEM 1 - FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries



                                               Three months             Six months
                                               ended June 30,         ended June 30,
                                           ---------------------   ---------------------
(Dollar amounts in millions, except per    (Restated)  (Restated)  (Restated)  (Restated)
share data)                                    2004       2003         2004       2003
---------------------------------------    ----------  ----------  ----------  ----------
Sales                                       $ 169.2     $ 131.2      $ 334.8    $ 254.1
Cost of sales                                 110.9        86.5        219.5      166.6
---------------------------------------    ----------  ----------  ----------  ----------
Gross profit                                   58.3        44.7        115.3       87.5
Selling, general and administrative
expenses                                       29.8        25.4         59.6       49.7
Restructuring expenses                                                              0.2
---------------------------------------    ----------  ----------  ----------  ----------
Operating income                               28.5        19.3         55.7       37.6

Interest expense                              (17.2)      (17.7)       (34.6)     (35.3)
Interest income                                 0.6         3.5          1.3        3.8
Other income (expense)                         (0.1)       (3.0)                   (3.1)
---------------------------------------    ----------  ----------  ----------  ----------
Income (loss) before income taxes              11.8         2.1         22.4        3.0
Provision (benefit) for income taxes            3.4         0.8          6.4        1.2
---------------------------------------    ----------  ----------  ----------  ----------
Net income (loss)                               8.4         1.3         16.0    $   1.8
---------------------------------------    ==========  ==========  ==========  ==========
Basic income (loss) per share               $   0.27     $  0.04     $   0.52   $   0.06

Diluted income (loss) per share             $   0.25     $  0.04     $   0.49   $   0.06


The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

(Dollar amounts in millions,                             June 30,  December 31,
except share and per share data)                          2004         2003
--------------------------------------------------      ---------  ------------
                                                        (Restated) (Restated)
Assets
--------------------------------------------------

Current assets:
Cash and cash equivalents                                 $ 36.7     $ 35.2
Accounts receivable, net of allowance for doubtful
  accounts of $2.8 and $3.0 respectively                    73.9       64.4
Inventories                                                 78.3       67.7
Other current assets                                        30.0       29.7
--------------------------------------------------      --------   --------
   Total current assets                                    218.9      197.0
Property, plant and equipment, net of accumulated
  depreciation of $197.4 and $191.1 respectively            92.9       92.0
Goodwill                                                    76.9       76.9
Other assets                                                36.4       38.1
--------------------------------------------------      --------   --------
Total Assets                                              $425.1     $404.0
--------------------------------------------------      ========   ========

Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------------
Current liabilities:
Notes payable and current maturities of long-term debt    $158.0    $   6.6
Accounts payable                                            33.2       29.7
Accrued expenses                                            78.2       73.7
Current deferred income taxes                                0.1
--------------------------------------------------      --------   --------
   Total current liabilities                               269.5      110.0
Long-term debt, exclusive of current maturities            449.6      603.9
Deferred income taxes, exclusive of current portion          2.7        2.8
Other liabilities                                           81.0       81.0
--------------------------------------------------      --------   --------
Total Liabilities                                          802.8      797.7
--------------------------------------------------      --------   --------
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000
  shares authorized, 30,954,948 and 30,827,738
  outstanding                                                0.3        0.3
Capital in excess of par value of stock                    425.3      424.6
Accumulated deficit                                       (800.4)    (816.4)
Deferred stock compensation                                 (0.1)
Accumulated other comprehensive income                      (2.8)      (2.2)
--------------------------------------------------      --------   --------
Total Stockholders' Deficit                               (377.7)    (393.7)
--------------------------------------------------      --------   --------
Total Liabilities and Stockholders' Equity (Deficit)      $425.1     $404.0
--------------------------------------------------      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries


                                                       Six months ended June 30,
                                                       ------------------------
                                                        (Restated) (Restated)
(Dollar amounts in millions)                              2004         2003
--------------------------------------------------      ---------  ------------

Cash flows from operating activities:
Net income                                                  16.0     $  1.8
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Early extinguishment of debt                                         2.8
   Depreciation, amortization and other non-cash charges    12.2       10.5
   Deferred income taxes                                    (0.1)       1.8
   Loss on disposals of property, plant & equipment                     0.2
   Changes in assets and liabilities:
     (Increase) in accounts receivable                      (9.5)      (0.2)
     (Increase) decrease in inventories                    (10.6)       0.5
     (Increase) decrease in other assets                    (1.2)      20.8
     Increase (decrease) in accounts payable                 4.5       (2.7)
     Increase (decrease) in accrued expenses                 4.4       (5.5)
     Increase (decrease) in other liabilities               (0.3)       2.8
--------------------------------------------------      --------   --------
   Net cash provided by operating activities                15.4       32.8
--------------------------------------------------      --------   --------
Cash flows from investing activities:
Payments related to sales of property, plant & equipment               (0.4)
Purchases of property, plant & equipment                   (8.4)       (6.8)
--------------------------------------------------      --------   --------
   Net cash used in investing activities                   (8.4)       (7.2)
--------------------------------------------------      --------   --------
Cash flows from financing activities:
Issuance of long-term debt                                            118.0
Reduction of debt                                          (4.9)     (135.8)
Exercise of stock options                                   0.5         0.2
Other financing activities                                 (1.1)       (9.7)
--------------------------------------------------      --------   --------
   Net cash used in financing activities                   (5.5)      (27.3)
--------------------------------------------------      --------   --------
Net increase (decrease) in cash and cash equivalents         1.5       (1.7)
Cash and cash equivalents at beginning of period            35.2       26.4
--------------------------------------------------      --------   --------
Cash and cash equivalents at end of period                 $36.7      $24.7
--------------------------------------------------      ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Blount International, Inc. and Subsidiaries

                                                                                                                Accumulated
                                                              Capital in Excess                                    Other
                                                                of Par Value of  Accumulated  Deferred Stock  Comprehensive
(Dollar amounts in millions)                     Common Stock      Stock           Deficit    Compensation        Income    Total
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004
Balance March 31, 2004 (Restated)                     $ 0.3       $ 425.0         ($ 808.8)      ($ 0.1)         ($ 2.4)   ($386.0)
Net income                                                                             8.4                                     8.4
Other comprehensive loss, net:
     Foreign currency translation adjustment                                                                       (0.2)      (0.2)
     Unrealized losses                                                                                             (0.2)      (0.2)
                                                                                                                         ---------
Comprehensive income                                                                                                           8.0
Exercise of Stock Options                                             0.3                                                      0.3
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004 (Restated)                      $ 0.3       $ 425.3         ($ 800.4)     ($ 0.1)          ($ 2.8)   ($377.7)
----------------------------------------------------------------------------------------------------------------------------------

Balance on December 31, 2003 (Restated)               $ 0.3       $ 424.6         ($ 816.4)                      ($ 2.2)   ($393.7)
Net Income                                                                            16.0                                    16.0
Other comprehensive loss, net:
     Foreign currency translation adjustment                                                                       (0.3)      (0.3)
     Unrealized losses                                                                                             (0.3)      (0.3)
                                                                                                                         ---------
Comprehensive income                                                                                                          15.4
Exercise of stock options                                             0.5                                                      0.5
Deferred stock compensation                                           0.2                          (0.2)
Amortization of deferred stock compensation                                                         0.1                        0.1
----------------------------------------------------------------------------------------------------------------------------------
Balance on June 30, 2004 (Restated)                   $ 0.3       $ 425.3         ($ 800.4)      ($ 0.1)         ($ 2.8)   ($377.7)
----------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003
Balance March 31, 2003                               $  0.3       $ 424.3         $ (785.8)                      $ (7.1)   $(368.3)
Net income                                                                             1.3                                    1.3
Other comprehensive income, net:
     Foreign currency translation adjustment                                                                        0.7        0.7
     Unrealized gains                                                                                               0.2        0.2
                                                                                                                         ---------
Comprehensive income                                                                                                           2.2
Exercise of Stock Options                                             0.2                                                      0.2
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003 (Restated)                      $ 0.3       $ 424.5         ($ 784.5)                      ($ 6.2)   ($365.9)
----------------------------------------------------------------------------------------------------------------------------------

Balance on December 31, 2002                          $ 0.3       $ 424.3         $ (786.3)                       $(7.2)   $(368.9)
Net income                                                                             1.8                                     1.8
Other comprehensive income, net:
     Foreign currency translation adjustment                                                                        0.8        0.8
     Unrealized gains                                                                                               0.2        0.2
                                                                                                                         ---------
Comprehensive income                                                                                                           2.8
Exercise of Stock Options                                             0.2                                                      0.2
----------------------------------------------------------------------------------------------------------------------------------
Balance on June 30, 2003 (Restated)                   $ 0.3       $ 424.5         ($ 784.5)                      ($ 6.2)   ($365.9)
----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Blount International, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2004 and the results of operations and cash flows for the periods ended June 30, 2004 and 2003. These financial statements should be read in conjunction with the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Note that our December 31, 2003 Form 10-K has been restated on Form 10-K/A as discussed in Note 16.

In October, 2004, the Company received $26.6 million in payments from the Internal Revenue Service consisting of refund claims of $21.6 million and accumulated interest of $5.0 million. The Company has restated its historical financial results in this filing to reflect additional interest income of $3.6 million in 2003 and $1.1 million in the first six months of 2004, as further discussed in Note 16.

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

                                                    Three months ended                      Six months ended
                                                         June 30,                               June 30,
                                           --------------------------------------------------------------------------
(Dollar amounts in millions, except           (Restated)          (Restated)         (Restated)        (Restated)
per share amounts)                               2004                2003               2004              2003
---------------------------------------    ----------------    ----------------    ---------------    ---------------
Net Income, as reported                             $  8.4             $   1.3            $   16.0           $  1.8
Add: Stock-based employee compensation
    cost, net of tax, included in
    income                                                                 0.1                 0.1              0.1
Deduct:   Total stock-based employee
    compensation cost, net of tax that
    would have been included in net
    income under the fair value method                (0.3)               (0.3)               (0.6)            (0.7)
---------------------------------------    ----------------    ----------------    ---------------    ---------------
Proforma net income                                    8.1             $   1.1             $  15.5           $  1.2
---------------------------------------    ================    ================    ===============    ===============
Basic income per share
    As reported                                     $  0.27             $  0.04           $   0.52         $   0.06
    Pro forma                                          0.26                0.04               0.50             0.04

Diluted income per share
    As reported                                     $  0.25              $ 0.04            $  0.49         $   0.06
    Pro forma                                          0.25                0.03               0.47             0.04


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

                                                                  Restructuring Actions
                                           ------------------------------------------------------------------
(Dollar amounts in millions)                 Previous          Corporate          Asset             Total
                                                                Office
                                              Actions         Relocation        Relocation
--------------------------------------     ------------------------------------------------------------------
Balance as of January 1, 2003                   $  1.1             $  0.4           $  1.4           $  2.9
Expenses/Adjustments                                                                   0.2              0.2

Charges against liability                         (0.3)              (0.2)            (0.3)            (0.8)
--------------------------------------     -------------     -------------    --------------    -------------
Balance at June 30, 2003                        $  0.8             $  0.2           $  1.3           $  2.3
--------------------------------------     =============     =============    ==============    =============

Balance as of January 1, 2004                   $  0.4             $  0.1           $  0.3           $  0.8
Expenses/Adjustments
Charges against liability                         (0.2)                                0.1             (0.1)
--------------------------------------     -------------     -------------    --------------    -------------
Balance at June 30, 2004                        $  0.2             $  0.1           $  0.4           $  0.7
--------------------------------------     =============     =============    ==============    =============



NOTE 4:
INVENTORIES

Inventories consist of the following:

                                                        June 30,                December 31,
(Dollar amounts in millions)                             2004                      2003
------------------------------------------       ---------------------     ---------------------
Finished goods                                          $  39.9                   $  34.8
Work in process                                            12.3                      10.7
Raw materials and supplies                                 26.1                      22.2
------------------------------------------       ---------------------     ---------------------
     Total inventories                                  $  78.3                   $  67.7
------------------------------------------       =====================     =====================


NOTE 5:
SEGMENT INFORMATION


                                                  Three months ended                         Six months ended
                                                       June 30,                                  June 30,
                                        --------------------------------------    -------------------------------------
                                            (Restated)            (Restated)         (Restated)          (Restated)
(Dollar amounts in millions)                   2004                  2003               2004                2003
------------------------------------    --------------------------------------    -------------------------------------
Sales
   Outdoor Products                           $102.2               $ 87.9              $204.3               $173.1
   Industrial and Power Equipment               53.1                 33.2               107.1                 63.1
   Lawnmower                                    14.2                 10.2                23.8                 18.1
   Elimination                                  (0.3)                (0.1)               (0.4)                (0.2)
------------------------------------    ----------------     -----------------    ----------------     ----------------
   Total sales                                $169.2               $131.2              $334.8               $254.1
------------------------------------    ----------------     -----------------    ----------------     ----------------

Operating income (loss)
   Outdoor Products                           $ 26.1               $ 21.1              $ 52.4               $ 42.9
   Industrial and Power Equipment                4.8                  0.9                 9.6                  0.9
   Lawnmower                                     1.5                  0.4                 1.3                 (0.3)
   Corporate expenses /elimination              (3.9)                (3.1)               (7.6)                (5.7)
   Restructure expense                                                                                        (0.2)
------------------------------------    ----------------     -----------------    ----------------     ----------------
Operating income                              $ 28.5               $ 19.3              $ 55.7               $ 37.6
------------------------------------    ----------------     -----------------    ----------------     ----------------
Interest expense                               (17.2)               (17.7)              (34.6)               (35.3)
Interest income                                  0.6                  3.5                 1.3                  3.8
Other income (expense), net                     (0.1)                (3.0)               (0.0)                (3.1)
------------------------------------    ----------------     -----------------    ----------------     ----------------
Income before income taxes                    $ 11.8               $  2.1              $ 22.4               $  3.0
------------------------------------    ----------------     -----------------    ----------------     ----------------



NOTE 6:
COMMITMENTS AND CONTINGENT LIABILITIES

In 2004 the Company entered into agreements totaling $2.9 million covering the rights for the use of land for 50 years and the construction of a manufacturing facility in Fuzhou, Fujian Province in The People's Republic of China.

The Company provides guarantees and other commercial commitments summarized in the following table (in millions):

(Dollar amounts in millions)                          Total at June 30, 2004
---------------------------------------------------   ----------------------
Product warranty (1)                                         $  4.9
Standby letters of credit (2)                                   7.9
Third party financing agreement recourse (2) (3)                4.0
Accounts receivable securitization( 2) (4)                      0.5
---------------------------------------------------   ----------------------
Total                                                        $ 17.3
---------------------------------------------------   ----------------------

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

                                                            Six Months
                                                          Ended June 30,
                                                   ---------------------------
(Dollar amounts in millions)                          2004             2003
------------------------------------------------   -----------     -----------
Balance as of December 31, 2003 and 2002             $  4.1          $  3.5
Accrued                                                 3.5             2.2
Payments made (in cash or in-kind)                     (2.7)           (2.3)
------------------------------------------------   -----------     -----------
Balance as of June 30, 2004 and 2003                 $  4.9          $  3.4
------------------------------------------------   ===========     ===========

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

On December 3, 2003, the Company's Oregon Cutting Systems facility in Milwaukie, Oregon underwent a Resource Conservation and Recovery Act ("RCRA") hazardous waste management inspection by the Oregon Department of Environmental Quality ("DEQ"). On February 10, 2004, the Company received a Notice of Non-Compliance ("Notice") from the DEQ regarding alleged violations of state and federal hazardous waste management regulations. None of the alleged violations concern a release or discharge into the environment.

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

NOTE 8:
EARNINGS PER SHARE DATA

For the three months and six months ended June 30, 2004 and 2003, net income and shares used in the earnings per share ("EPS") computations were as follows:

                                                            Three months                             Six months
                                                           ended June 30,                           ended June 30,
                                                 -----------------------------------    -------------------------------------
(Dollar amounts in millions, except per            (Restated)          (Restated)          (Restated)           (Restated)
share data)                                           2004                2003                2004                 2003
--------------------------------------------     -----------------------------------    ---------------      ---------------
Net income as reported                                  $  8.4            $  1.3               $  16.0              $  1.8
                                                 ===============    ===============     ===============      ===============
Shares:
  Basic EPS - weighted average common
      shares outstanding                            30,936,116        30,808,010            30,897,971          30,801,946
  Dilutive effect of stock options                   2,037,347         1,528,334             1,990,168           1,373,830
                                                 ---------------    ---------------     ---------------      ---------------
  Diluted EPS - weighted average common             32,973,463        32,336,334            32,888,139          32,175,776
      shares outstanding                         ===============    ===============     ===============      ===============

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                                             Blount
                                             International   Blount    Guarantor    Non-Guarantor
                                             Inc.             Inc.    Subsidiaries  Subsidiaries   Elimiinations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Statement of Operations

SIX MONTHS ENDED JUNE 30, 2004 (RESTATED)
Sales                                                       $  228.8     $  77.4      $  112.4      $  (83.8)       $ 334.8
Cost of sales                                                  167.8        60.9          79.4         (88.6)         219.5
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    61.0        16.5          33.0           4.8          115.3
Selling, general and administrative
  expenses                                                      36.4         9.1          14.1                         59.6
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                24.6         7.4          18.9           4.8           55.7
Interest expense                             $ (10.2)          (23.5)       (0.2)         (0.7)
Interest income                                                  1.1                       0.2                          1.3
Other income (expense), net                                      0.6                      (0.6)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                         ( 10.2)            2.8         7.2          17.8           4.8           22.4
Provision (benefit) for income taxes                                         0.4           6.0
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations      ( 10.2)            2.8         6.8          11.8           4.8           16.0
--------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
  companies, net                                25.2            23.5         0.1                       (48.8)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                            $  15.0        $   26.3     $   6.9      $   11.8      $  (44.0)       $  16.0
================================================================================================================================


THREE MONTHS ENDED JUNE 30, 2004 (RESTATED)
Sales                                                       $  115.4     $  40.5      $   54.5      $  (41.2)       $ 169.2
Cost of sales                                                   86.2        31.9          37.1         (44.3)         110.9
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    29.2         8.6          17.4           3.1           58.3
Selling, general and administrative
  expenses                                                      18.5         4.3           7.0                         29.8
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                10.7         4.3          10.4           3.1           28.5
Interest expense                             $  (5.1)          (11.4)       (0.1)         (0.6)                      ( 17.2)
Interest income                                                  0.4                       0.2                          0.6
Other income (expense), net                                      0.3                      (0.4)                       ( 0.1)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                          ( 5.1)          ( 0.0)        4.2           9.6           3.1           11.8
Provision (benefit) for income taxes                                         0.3           3.1                          3.4
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations       ( 5.1)            0.0         3.9           6.5           3.1            8.4
--------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
  companies, net                                13.2            13.7         0.1                       (27.0)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                8.1        $   13.7     $   4.0      $    6.5      $  (23.9)       $   8.4
================================================================================================================================

                                             Blount
                                             International   Blount    Guarantor    Non-Guarantor
                                             Inc.             Inc.    Subsidiaries  Subsidiaries   Elimiinations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Statement of Operations

SIX MONTHS ENDED JUNE 30, 2003 (RESTATED)
Sales                                                       $  164.4     $  60.0      $   97.3      $  (67.6)       $ 254.1
Cost of sales                                                  115.9        47.0          71.8         (68.1)         166.6
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    48.5        13.0          25.5           0.5           87.5
Selling, general and administrative
  expenses                                                      29.5         8.2          12.0                         49.7
Restructuring expenses                                                       0.2                                        0.2
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                19.0         4.6          13.5           0.5           37.6
Interest expense                             $  (9.9)          (23.7)       (0.3)         (1.4)                      ( 35.3)
Interest income                                                  3.6                       0.2                          3.8
Other income (expense), net                                     (2.6)                     (0.5)                      (  3.1)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                          ( 9.9)          ( 3.7)        4.3          11.8           0.5            3.0
Provision (benefit) for income taxes            (4.0)           (5.5)        1.7            9.0                         1.2
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations       ( 5.9)            1.8         2.6           2.8           0.5            1.8
--------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
  companies, net                                 5.7             5.9         0.2                       (11.8)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                            $  (0.2)       $    7.7     $   2.8      $    2.8      $  (11.3)       $   1.8
================================================================================================================================


THREE MONTHS ENDED JUNE 30, 2003 (RESTATED)
Sales                                                       $   83.6     $  31.2      $   49.5      $  (33.1)       $ 131.2
Cost of sales                                                   59.9        24.3          36.3         (34.0)          86.5
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    23.7         6.9          13.2           0.9           44.7
Selling, general and administrative
  expenses                                                      15.4         3.9           6.1                         25.4
Restructuring expenses
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 8.3         3.0           7.1           0.9           19.3
Interest expense                             $  (5.0)          (11.2)       (0.1)         (1.4)                      ( 17.7)
Interest income                                                  3.5                                                    3.5
Other income (expense), net                                     (2.7)                     (0.3)                       ( 3.0)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                          ( 5.0)           (2.1)        2.9           5.4           0.9            2.1
----------------------------------------
Provision (benefit) for income taxes            (1.7)           (5.7)        1.1           7.1                          0.8
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations       ( 3.3)            3.6         1.8         ( 1.7)          0.9            1.3
--------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of affiliated
  companies, net                                 2.6             1.0                                    (3.6)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                            $  (0.7)       $    4.6     $   1.8      $   (1.7)     $   (2.7)       $   1.3
================================================================================================================================

                                             Blount
                                             International   Blount    Guarantor    Non-Guarantor
                                             Inc.             Inc.    Subsidiaries  Subsidiaries   Elimiinations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet

JUNE 30, 2004 (RESTATED)
ASSETS
Current assets:
    Cash and cash equivalents                              $  16.8      $  (0.5)      $  20.4                          36.7
    Accounts receivable, net                                  41.2         13.4          19.3                          73.9
    Intercompany receivables                                 299.7         39.2          10.1     $ (349.0)
    Inventories                                               33.9         21.5          22.9                          78.3
    Other current assets                                      27.9          0.5           1.7         (0.1)            30.0
--------------------------------------------------------------------------------------------------------------------------------
          Total current assets                               419.5         74.1          74.4       (349.1)           218.9

Investments in affiliated companies        $  (7.0)          211.9                       (2.1)      (202.8)
Property, plant and equipment, net                            26.5         33.1          33.3                          92.9
Cost in excess of net assets of
      acquired businesses, net                                39.7         30.7           6.5                          76.9
Other assets                                                  28.9                        7.5                          36.4
--------------------------------------------------------------------------------------------------------------------------------
          Total Assets                     $  (7.0)        $ 726.5      $ 137.9       $ 119.6     $ (551.9)         $ 425.1
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities
      of long-term debt                                    $ 156.7                     $  1.3                       $ 158.0
Accounts payable                                              19.4      $   7.0           6.8                          33.2
Intercompany payables                      $ 349.0                                                $ (349.0)
Accrued expenses                                              56.4         10.2          11.8         (0.1)            78.3
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                    349.0           232.5         17.2          19.9       (349.0)           269.5
Long-term debt, exclusive of current
      maturities                              24.0           421.7                        3.9                         449.6
Deferred income taxes, exclusive of
      current portion                                          0.4                        2.3                           2.7
Other liabilities                              2.4            74.2          3.4           1.0                          81.0
--------------------------------------------------------------------------------------------------------------------------------
          Total Liabilities                  375.4           728.8         20.6          27.1      ( 349.1)           802.8
Stockholders equity (deficit)               (382.4)           (2.3)       117.3          92.5       (202.8)         ( 377.7)
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
          Equity (Deficit)                 $  (7.0)        $ 726.5      $ 137.9       $ 119.6     $ (551.9)         $ 425.1
================================================================================================================================

                                             Blount
                                             International   Blount    Guarantor    Non-Guarantor
                                             Inc.             Inc.    Subsidiaries  Subsidiaries   Elimiinations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet

DECEMBER 31, 2003 (RESTATED)
ASSETS
Current assets:
    Cash and cash equivalents                              $  13.7      $  (0.6)      $  22.1                       $  35.2
    Accounts receivable, net                                  36.4         10.0          18.0                          64.4
    Intercompany receivables                                 289.7         37.6          10.6     $ (337.9)
    Inventories                                               28.4         21.1          18.2                          67.7
    Other current assets                                      28.1          0.6           1.2         (0.2)            29.7
--------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                     ( 338.1)           197.0

Investments in affiliated companies        $ (34.7)          201.0                        0.2       (166.5)
Property, plant and equipment, net                            27.6         33.5          30.9                          92.0
Cost in excess of net assets of
      acquired businesses, net                                39.7         30.7           6.5                          76.9
Other assets                                                  33.0                        5.1                          38.1
--------------------------------------------------------------------------------------------------------------------------------
          Total Assets                     $ (34.7)        $ 697.6      $ 132.9       $ 112.8     $ (504.6)         $ 404.0
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) Current liabilities:
Notes payable and current maturities
      of long-term debt                                    $   5.6                     $  1.0                       $   6.6
Accounts payable                                              17.0       $  5.8           6.9                          29.7
Intercompany payables                      $ 337.9                                                $ (337.9)
Accrued expenses                                              54.0          8.1          11.8         (0.2)            73.7
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                  $ 337.9            76.6         13.9          19.7       (338.1)           110.0
Long-term debt, exclusive of current
      maturities                               22.2          581.7                        0.0                         603.9
Deferred income taxes, exclusive of
      current portion                                          0.4                        2.4                           2.8
Other liabilities                              2.6            70.0          2.9           5.5                          81.0
--------------------------------------------------------------------------------------------------------------------------------
          Total Liabilities
Stockholders equity (deficit)               (397.4)          (31.1)       116.1          85.2       (166.5)         ( 393.7)
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
          Equity (Deficit)                 $ (34.7)        $ 697.6      $ 132.9       $112.8      $ (504.6)         $ 404.0
================================================================================================================================

                                             Blount
                                             International   Blount    Guarantor    Non-Guarantor
                                             Inc.             Inc.    Subsidiaries  Subsidiaries   Elimiinations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
 STATEMENT OF CASH FLOWS
 SIX MONTHS ENDED JUNE 30, 2004
 Net cash provided by (used in) continuing
      operations                            ($11.6)        $  22.1      $   1.2       $   3.7                       $  15.4

 Purchases of property, plant and equipment                   (2.3)        (1.1)         (5.0)                        ( 8.4)
--------------------------------------------------------------------------------------------------------------------------------
 Net cash (used in) investing activities                      (2.3)        (1.1)         (5.0)                        ( 8.4)

  Cash flow from financing activities:
  Reduction in debt                                           (4.5)                      (0.4)                        ( 4.9)
  Exercise of stock options                    0.5                                                                      0.5
  Advances from (to) affiliated companies     11.1           (11.1)
 Other financing activities                                   (1.1)                                                   ( 1.1)
--------------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used in) financing
      activities                              11.6          ( 16.7)                     ( 0.4)                        ( 5.5)

 Net increase (decrease) in cash and cash
      equivalents                                              3.1          0.1         ( 1.7)                          1.5
 Cash and cash equivalents at beginning of
      period                                                  13.7         (0.6)         22.1                          35.2
--------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of
      period                               $   0.0         $  16.8     ($   0.5)      $  20.4                       $  36.7
================================================================================================================================


 SIX MONTHS ENDED JUNE 30, 2003
 Net cash provided by (used in)
       continuing operations              ($   4.3)        $  32.0      $   0.7       $   4.4                       $  32.8

 Proceeds from sales of property, plant
    and equipment                                             (0.4)
 Purchases of property, plant and equipment                   (4.3)        (0.7)         (1.8)                        ( 6.8)
--------------------------------------------------------------------------------------------------------------------------------
 Net cash (used in) investing activities                     ( 4.7)        (0.7)         (1.8)                        ( 7.2)

  Cash flow from financing activities:
  Net increase in short-term borrowings                       (0.8)                       0.8
  Issuance of long-term debt                                 118.0                                                     118.0
  Reduction of long-term debt                               (135.8)                                                  ( 135.8)
  Exercise of stock options                    0.2
  Advances from (to) affiliated companies      4.1            (3.6)        (0.5)
 Other financing activities                                   (9.7)                                                   ( 9.7)
--------------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used in) financing
      activities                               4.3          ( 31.9)       ( 0.5)          0.8                        ( 27.3)

 Net increase (decrease) in cash and cash
      equivalents                                            ( 4.6)       ( 0.5)          3.4                         ( 1.7)
 Cash and cash equivalents at beginning of
      period                                                  16.3         (0.1)         10.2                          26.4
--------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of
      period                               $   0.0         $  11.7     ($   0.6)      $  13.6                       $  24.7
================================================================================================================================

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

Long-term debt at June 30, 2004 and December 31, 2003 consisted of the following:

                                                 June 30,         December 31,
(Dollar amounts in millions)                       2004               2003
---------------------------------------        -------------     -------------
13% Senior subordinated notes                   $  323.2          $  323.2
7% Senior notes                                    149.8             149.7
Term loan                                          110.6             115.5
12% preferred equivalent security                   24.0              22.1
---------------------------------------        -------------     -------------
Total debt                                         607.6             610.5
Less current maturities                           (158.0)             (6.6)
---------------------------------------        -------------     -------------
Total long-term debt                            $  449.6          $  603.9
---------------------------------------        =============     =============

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

NOTE 12:
PENSION AND POST-RETIREMENT BENEFIT PLANS

A summary of the components of net periodic pension cost for the Company's pension and other post-retirement benefit plans, a non-cash item, for the six months ended June 30, is as follows:

                                                 Pension Benefits               Other Post-retirement Benefits
                                           ----------------------------        ---------------------------------
                                             Six months ended June 30,            Six months ended June 30,
                                           ---------------------------------   ---------------------------------
(Dollar amounts in millions)                    2004             2003               2004              2003
-----------------------------------------  ---------------   ---------------   ---------------   ---------------
Components of net periodic benefit:
 Service cost                                  $ 2.4             $ 2.4             $0.2              $0.2
 Interest cost                                   4.2               4.2              1.0               1.0
 Expected return on plan assets                 (3.6)             (3.2)
 Amortization of prior service costs             0.2               0.2
 Amortization of net (gain) loss                 1.1               1.2              0.5               0.4
-----------------------------------------  ---------------   --------------    ----------------    -------------
 Total net period benefit cost                 $ 4.3             $ 4.8             $1.7              $1.6
-----------------------------------------  ===============   ==============    ================    =============

As of June 30, 2004, $4.2 million in contributions to the pension plan have been made and an additional $10.1 million is expected to be made by December 31, 2004. The Company does not expect to make any contributions to its other post retirement benefit plans during 2004.

NOTE 13:
OTHER ASSETS

Other assets at June 30, 2004 and December 31, 2003 consist of the following:

                                               June 30,           December 31,
(Dollar amounts in millions)                     2004                2003
-----------------------------------------  ---------------     ---------------
Long-term deferred tax asset                   $  0.1
Other long-term assets                           17.2             $  16.6
Deferred financing costs                         19.1                21.5
-----------------------------------------  ---------------     ---------------
     Total other assets                        $ 36.4             $  38.1
-----------------------------------------  ===============     ===============


As of June 30, 2004 the projected amortization of December 31, 2003 deferred financing costs by year is as follows:

(Dollar amounts in millions)                       June 30, 2004
                                                  ----------------
2004                                                 $   4.8
2005                                                     4.4
2006                                                     3.9
2007                                                     4.0
2008 and beyond                                          4.4
-------------------------------------------       ----------------
   Total amortization                                $  21.5
-------------------------------------------       ================

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

Long-term debt as of August 9, 2004, giving effect to the retirement of the 13% notes, is as follows:


(Dollar amounts in millions)                               August 9, 2004
------------------------------------------               -------------------

Revolving credit facility                                    $   41.8
Canadian term loan                                                4.9
Term B loan                                                     265.0
Second Collateral Institutional Loan                             50.0
8.875% Senior subordinated notes                                175.0
------------------------------------------               -------------------
Total long-term debt as of August 9, 2004                    $  536.7
------------------------------------------               ===================

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

NOTE 16:
RESTATEMENT

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

The effect of this restatement on the balance sheet and income statement at June 30, 2004 and for the three months and six months ended June 30, 2004 are as follows:

                                                                       June 30, 2004
                                                         -----------------------------------------
                                                         Previously
(Dollar amounts in millions)                              Reported                      Restated
-------------------------------                          ------------                 ------------
Other current assets                                       $  25.3                      $  30.0
Accumulated deficit                                         (805.1)                      (800.4)

                                           -------------------------    -------------------------
                                               Three months ended           Six months ended
                                                  June 30, 2004               June 30, 2004
                                           -------------------------    -------------------------
(Dollar amounts in millions)                Previously                   Previously
                                             Reported     Restated        Reported     Restated
-------------------------------            ------------  ------------   ------------  ------------
Interest income                               $  0.2        $  0.6         $  0.2       $  1.3
Income (loss) before income taxes               11.4          11.8           21.3         22.4
Provision for income taxes                       3.4           3.4            6.4          6.4
Net income                                       8.0           8.4           14.9         16.0

Basic per share                               $  0.26      $  0.27        $  0.48     $    0.52
Diluted earnings (loss) per share                0.24         0.25           0.45          0.49


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three months and six months ended June 30, 2004 (unaudited) compared with three months and six months ended June 30, 2003 (unaudited).

Results for the second quarter and six months ended June 30, 2004 showed year-over-year increases for both sales and net income. Sales increased $38.0 million, or 29%, and $80.7, or 32%, respectively for the quarter and six months year to date. The Company's total backlog increased $5.9 million during the quarter to $130.3 million at June 30, 2004 and compares to $119.3 million at December 31, 2003 and $86.5 million at June 30, 2003. For the quarter, net income was $8.4 million, or $0.25 per share (fully diluted), an increase of $7.1 million from the same period last year. Year to date, net income of $16.0 million, or $0.49 per share (fully diluted) shows an increase of $14.2 million compared to last year. The improved net income is due primarily to the strong growth in sales.

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

Operating income for the second quarter of 2004 was $28.5 million compared to $19.3 million for the same period in 2003. This $9.2 million, or 48%, increase reflected a $13.6 million increase in gross profit, partially offset by a $4.4 million, or 17%, increase in selling, general and administration expense ("SG&A"). The higher gross profit is primarily the result of $11.6 million of unit volume increases, $0.4 million in favorable currency translation, and $1.6 million for the net effect of changes to unit prices, production costs and product mix. Results for the quarter include higher steel prices estimated at $3.9 million as compared to the same period in 2003; the Company began adjusting its selling prices in response to the higher steel costs and estimated that it generated approximately $0.9 million from this action in the second quarter.

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

Net income for the second quarter of 2004 was $8.4 million, or $0.25 per share (fully diluted), compared to $1.3 million, or $0.04 per share (fully diluted), for the same period in 2003. The change in net income is due primarily to the following:

      o Increase of $9.2 million in operating income primarily from growth in sales volume,
      o Decrease in interest income of $2.9 million as the 2003 amount included $3.3 million related to an income tax refund,
      o Decrease in other expense of $2.9 million as the 2003 amount included $2.8 million related to extinguishment of debt,
      o $2.6 million increase in provision for income taxes due primarily to higher pretax income, offset partially by a lower effective tax rate of 29% compared to 38% in 2003. The lower tax rate in 2004 reflects an estimate of the 2004 provision for income taxes on a global basis.

Net income for the six months ended June 30, 2004 was $16.0 million, or $0.49 per share (fully diluted), compared to $1.8 million, or $0.06 per share (fully diluted), for the same period in 2003. The change in net income is due primarily to the following:

      o Increase of $18.1 million in operating income primarily from growth in sales volume,

      o Decrease in interest income of $2.5 million as the 2003 amount included $3.3 million related to an income tax refund,

      o Decrease in other expense of $3.1 million as the 2003 amount included $2.8 million related to extinguishment of debt,

      o $5.2 million increase in provision for income taxes due primarily to higher pretax income, offset partially by a lower effective tax rate of 29% compared to 40% in 2003.

The following table reflects segment sales and contribution to operating income for the three months and six months ended June 30, 2004 and 2003:

                                                    3 months                 6 months
(unaudited)                                      Ended June 30,            Ended June 30,
                                             ----------------------    ----------------------
 (Dollar amounts in millions)                  2004         2003         2004         2003
-----------------------------------------    ---------    ---------    ----------    ---------
Sales
   Outdoor Products                           $ 102.2      $ 87.9        $ 204.3      $ 173.1
   Industrial and Power Equipment                53.1        33.2          107.1         63.1
   Lawnmower                                     14.2        10.2           23.8         18.1
   Inter-Segment Elimination                     (0.3)       (0.1)          (0.4)        (0.2)
-----------------------------------------    ---------    ---------    ----------    ---------
   Total Sales                                $ 169.2      $131.2        $ 334.8      $ 254.1

Segment Contribution
   Outdoor Products                            $ 26.1      $ 21.1        $  52.4      $  42.9
   Industrial and Power Equipment                 4.8         0.9            9.6          0.9
   Lawnmower                                      1.5         0.4            1.3         (0.3)
   Inter-Segment Elimination                      -           -              -            -
-----------------------------------------    ---------    ---------    ----------    ---------
   Contribution from segments
Corporate Office Expenses                        (3.9)       (3.1)          (7.6)        (5.7)
Restructure Expenses                              -           -              -           (0.2)
-----------------------------------------    ---------    ---------    ----------    ---------
Operating Income                               $ 28.5      $ 19.3        $  55.7      $  37.6
-----------------------------------------    =========    =========    ==========    =========

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

Cash generated by operating activities in the first six months of 2004 was $15.4 million compared to $32.8 million for the same period in 2003. The $17.4 million decrease in generated cash includes the following:

      o Cash generation for the first six months of 2003 included the release of $25.0 million previously held in escrow in connection with the disposition of assets in a prior year.
      o Year-over-year increase in net income of $13.1 million, after adjusting for the 2003 expense associated with the early extinguishment in debt, and the year-over-year increase in non-cash charges.
      o Net additional usage in working capital accounts of $3.3 million for the impact of increased business activity as follows: usage of an additional $9.3 million and $11.1 million respectively compared to the prior year for increases in inventory and accounts receivable partially offset by increases of $7.2 million and $9.9 million in accounts payable and accrued expenses.

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

On November 2, 2004, the Company announced that it determined it was necessary to restate certain Financial Statements in 2003 and 2004 relating to interest received in October of 2004 for income tax refunds (See Note 16 to the Consolidated Financial Statements). Management of the Company has evaluated this matter relative to its current and past internal controls and disclosure controls and procedures. Management of the Company was aware of the potential for interest on its income tax refunds; however in 2003 it was the Company's judgment not to accrue interest on the tax refunds that had been applied for. After receiving the refunds and the related interest thereon, and especially considering the amount of the interest that the Company ultimately collected, it was determined that it was prudent to reassess the accounting judgment that was made in 2003. After completion of this reassessment the Company and the Audit Committee concluded that the interest should have been accrued beginning in 2003. While it has been concluded that this is an accounting error that needs to be correct retroactively, it is not believed that this represents a breakdown in the internal control structure since management of the Company was aware of this interest potential dating back to 2003.

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





    BLOUNT INTERNATIONAL, INC.
----------------------------------
            Registrant


Date:  November 19, 2004                 /s/ Calvin E. Jenness
                                        ----------------------------
                                           Calvin E. Jenness
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer