Form 10-K
period 2004-12-31
BLOUNT INTERNATIONAL INC
filed 2005-03-08
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

{X}            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004.

OR

{  }               Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	63 0780521
(State or other jurisdiction of Incorporation or organization)	(I.R.S.Employer Identification No.)
4909 SE International Way Portland, Oregon	97222-4679
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (503) 653-8881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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

Yes {X}	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes { }	No {X}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. {  }

At June 30, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($12.73) as reported by the New York Stock Exchange, was $55,446,050.

The number of shares outstanding of $0.01 par value common stock as of February 18, 2005 was 45,109,198 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of stockholders to be held on April 19, 2005, are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Table of Contents

Page
Part I
Item 1. Business	4
Outdoor Products Segment
Industrial and Power Equipment Segment
Lawnmower Segment
Capacity Utilization
Backlog
Employees
Environmental Matters
Financial Information about Industrial Segments and Foreign and Domestic Operations
Seasonality
Available Information
Item 2. Properties	8
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	10
Item 6. Selected Consolidated Financial Data	11
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Overview
Operating Results
Financial Condition, Liquidity, and Capital Resources
Off Balance Sheet Arrangements
Market Risk
Critical Accounting Policies and Estimates
Recent Accounting Pronouncements
Related Party Transactions
Forward Looking Statements
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	30
Item 8. Financial Statements and Supplementary Data	31
Management Responsibility
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Notes to Consolidated Financial Statements

PART I

ITEM 1.   BUSINESS

Blount International, Inc. (“Blount” or the “Company”) is an international industrial company with three business segments: Outdoor Products, Industrial and Power Equipment (“IPEG”) and Lawnmower. Our products are sold in over 100 countries.

Oregon, ICS, Hydro-Ax, Prentice, Dixon, Fabtek, IZT, EZT, RAM, ZTR and CTR are registered or pending trademarks of Blount and its subsidiaries. Timberking is a registered trademark of Caterpillar Inc., used under the authority of a licensing agreement.

Outdoor Products Segment

Overview.   Our largest segment, Outdoor Products, accounted for 61% of our sales in 2004. This segment manufactures and markets chainsaw chain, guide bars, sprockets and accessories for chainsaw use, concrete cutting equipment and lawnmower blades, parts and accessories. The segment’s products are sold to original equipment manufacturers (“OEM”s) for use on new chainsaws and landscaping equipment, and to the retail replacement market through distributors, dealers and mass merchants. During 2004 approximately 26% of the segment’s sales were to OEMs, with the remaining 74% sold into the replacement market. Approximately 61% of the segment’s sales were outside of the United States in 2004.

Marketing personnel are located throughout the United States and in a number of foreign countries. We manufacture our products in Milwaukie, Oregon; Milan, Tennessee; Guelph, Ontario Canada; Curitiba, Parana, Brazil; and in Kansas City, Missouri. We are also nearing completion of a new manufacturing facility in Fuzhou, Fujian Province, People’s Republic of China (“China”). A portion of our accessories and spare parts, as well as our concrete cutting saws, are sourced from vendors in various locations around the world.

Oregon Products.   The Oregon product line includes a broad range of cutting chain, chainsaw guide bars, cutting chain drive sprockets and maintenance tools used primarily on portable gasoline and electric chainsaws and mechanical timber harvesting equipment. The Oregon product line also includes various cutting attachments and spare parts to service the lawn and garden industry. These lawn and garden equipment parts include lawnmower blades to fit a variety of machines and cutting conditions, as well as replacement parts that meet the requirements of OEMs.

Windsor Products.   The Windsor product line includes guide bars, cutting chain and sprockets for chainsaws, as well as products to support mechanical harvesting equipment.

ICS Products.   The ICS brand product line provides specialized concrete cutting equipment for construction markets. The principal product in the ICS line-up is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered saws and equipment. ICS also distributes gasoline and hydraulic powered saws to its customers. These saws are manufactured through an agreement with a third party.

Industry Overview.   We believe that we are the world leader in the production of cutting chain. Oregon and Windsor branded cutting chain and related products are used primarily by professional loggers, farmers, arborists and homeowners. Additionally, the Oregon line of lawnmower-related parts and accessories has an extensive following among commercial landscape companies and homeowners. Our ICS products are used by rental contractors, general contractors and concrete cutting specialists.

We sell our products to wholesale distributors, independent dealers and mass merchandisers serving the retail replacement market. In addition, Oregon brand chainsaw cutting chain and guide bars and other items are currently sold to more than 35 chainsaw OEMs. Many of these products are privately branded for OEM customers.

Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, we believe that we are able to produce durable, high-quality cutting chain and guide bars more efficiently than most of our competitors. The use of Oregon brand cutting chain as original equipment on chainsaws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws.

Weather influences our sales cycle. For example, severe weather patterns and events such as hurricanes, tornadoes or ice storms generally result in greater chainsaw use, and therefore, stronger sales of saw chain and guide bars. Seasonal rainfall plays a role in demand for our lawnmower blades and garden-related products. Above-average rainfall drives greater demand for products in this category.

This segment’s profitability is affected by changes in currency exchange rates, changes in economic and political conditions in the various markets in which we operate and changes in the regulatory environment in various jurisdictions.

A small number of other cutting chain and guide bar manufacturers, as well as a small number of chainsaw manufacturers, compete against our Oregon and Windsor brands. We also supply products or components to some of our competitors.

This segment’s principal raw material, cold-rolled strip steel, is purchased from multiple intermediate steel processors and can be obtained from other sources.

Industrial and Power Equipment Segment

Overview.   Our Industrial and Power Equipment segment accounted for 32% of our sales in 2004. This segment manufactures and markets timber harvesting equipment, industrial tractors and loaders, mobile equipment rotational systems. Major users of these products include logging contractors, harvesters, land reclamation companies, utility contractors, building materials distributors and original equipment manufacturers of hydraulic equipment. Sales are made through a distribution network to customers in the timber harvesting, material handling, construction, land reclamation and utility businesses, as well as to pulp and lumber mills, contractors and scrap yard operators. The segment’s customer base is concentrated in the Southeastern United States with international sales amounting to 11% of segment sales in 2004.

Our Industrial and Power Equipment segment has manufacturing facilities in Menominee, Michigan; Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and a parts warehouse in Zebulon, North Carolina. A majority of the components used in our products are obtained from a number of domestic manufacturers.

In March of 2003, the Industrial & Power Equipment segment entered into marketing, trademark licensing and supply agreements with Caterpillar Inc (“Caterpillar”). Under these agreements, we now sell equipment manufactured by both Caterpillar and us under our Blount brands through the Blount dealer network and under Caterpillar’s Timberking brand through the Caterpillar dealer network. The manufacture of the Timberking branded products occurs at both our plants and Caterpillar’s plants, with distribution of the product being our responsibility in conjunction with the Caterpillar dealer network.

Timber Harvesting Equipment (Prentice, Hydro-Ax, Timberking, Fabtek and CTR).   We manufacture hydraulic timber harvesting equipment, which includes truck-mounted, trailer-mounted, stationary-mounted and self-propelled loaders under the Prentice brand name. We also manufacture rubber-tired feller bunchers and related attachments under the Hydro-Ax brand name and delimbers, slashers and skidders under the CTR brand name. In addition, we manufacture cut-to-length harvesting equipment, including forwarders, harvesters, and harvester heads under the Fabtek brand. We also manufacture products sold under Caterpillar’s Timberking brand through the Caterpillar dealer network.

Gear Products.   Our primary products are bearings, winches and swing drives used in heavy equipment for the forestry, construction and utilities industries. Due to extreme wear-and-tear on such products, we sell them in the replacement parts market in addition to our sales to OEMs.

Industry Overview.   We believe we are a leader in the manufacture of hydraulic timber harvesting equipment, crawler feller bunchers, rubber-tired feller bunchers and related attachments, delimbers, slashers, skidders and cut-to-length harvesting equipment, including forwarders, harvesters, and harvester heads. We also manufacture mobile equipment rotational systems for the forestry, construction and utility sectors.

The timber harvesting equipment market faces cyclicality due to its reliance on customers in the lumber, pulp and paper markets. In the past, as pulp prices have dropped and inventory levels have increased, our customers have postponed purchases of new timber harvesting equipment since their existing machinery provided them sufficient capacity to meet near-term demand.

Competition in markets served by the Industrial and Power Equipment segment is based largely on quality, brand recognition, price and product support. The segment’s primary competition in timber harvesting equipment includes John Deere, which also markets the Timberjack brand, Komatsu, which markets the Timbco and Valmet brands, and numerous smaller manufacturers, including Barko, Tigercat, Hood and Serco. Gear Products’ competitors in the fragmented gear industry include SKF, Avon, Kaydon, Rotec, Fairfield, Auburn, Tulsa Winch, Funk and Braden.

Lawnmower Segment

Overview.   The Company’s Lawnmower segment accounted for 7% of our sales in 2004. This segment is comprised of Dixon Industries, Inc. (“Dixon”). Dixon, located in Coffeyville, Kansas, has manufactured zero-turning-radius (ZTR) lawnmowers and related attachments since 1974. Dixon pioneered the development of ZTR and offers a full line of ZTR lawnmowers for both homeowner and commercial applications. International sales were 7% of total segment sales in 2004.

In 2004 Dixon focused on the growing high-end residential and low-end commercial zero turning riding mower market segments by introducing 15 new all-steel models and eliminating five plastic bodied models designed for the low-end residential market. Dixon also offers an array of options for its products, including attachments for grass collection, mulching and snow removal. Dixon sells its products through distribution channels comprised of full-service dealers, domestic distributors and export distributors.

Dixon produces these products in a single manufacturing facility in Coffeyville, Kansas.

Industry Overview.   We believe Dixon is a leading manufacturer of residential zero-turn riding lawnmowers. Dixon’s competitors include general and zero-turn riding lawnmower manufacturers such as John Deere, Ariens, Simplicity, Toro, MTD, Cadet, Electrolux and Yardman.

Capacity Utilization

Based on a five-day, three-shift work week, capacity utilization for the year ended December 31, 2004 by segment was as follows:

% of Capacity
Outdoor Products	112%
Industrial and Power Equipment	67%
Lawnmower	66%

To meet the increased demand for its products, the Outdoor Products segment is currently operating on a 7 day work week basis. Expansion of capacity for this segment is underway with the new manufacturing plant in Fuzhou, Fujian Province, China, and planned expansion of the manufacturing plant in Curitiba, Parana, Brazil, as well as planned investments in certain new machinery for the manufacturing plants in Portland, Oregon and Guelph, Ontario Canada.

Backlog

The backlog for each of our business segments as of the end of the reporting periods was as follows:

	December 31,
(Dollar amounts in millions)	2004	2003	2002
Outdoor Products	$77.4	$66.7	$42.9
Industrial and Power Equipment	63.7	47.7	10.3
Lawnmower	9.2	4.9	3.1
Total backlog	$150.3	$119.3	$56.3

The total backlog as of December 31, 2004 is expected to be completed and shipped within twelve months.

Employees

At December 31, 2004, we employed approximately 3,700 individuals. None of our domestic employees belongs to a union. The number of foreign employees who belong to unions is not significant. We believe our relations with our employees are satisfactory. We have not experienced any work stoppages in the last three years.

Environmental Matters

For additional information regarding certain environmental matters, see Note 8 of Notes to Consolidated Financial Statements.

The Company’s operations are subject to comprehensive U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated sites. Permits and environmental controls are required for certain of those operations, including those required to prevent or reduce air and water pollution, and our permits are subject to modification, renewal and revocation by issuing authorities.

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations. In 2004 we spent approximately $1.8 million on environmental compliance, including approximately $0.4 million in capital expenditures. We expect to spend approximately $1.6 million per year in capital and operating costs in years 2005 through 2007 on environmental compliance. Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws and regulations may be greater than these estimated amounts.

Some of our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination from these historical activities at certain of our facilities, which we are currently investigating, monitoring or remediating. Management believes that costs incurred to investigate, monitor and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow. We cannot be sure, however, that we have identified all existing contamination on our properties or that our operations will not cause contamination in the future. As a result, we could incur material costs to clean up contamination.

From time to time we may be identified as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the Superfund law) or similar state statutes with respect to sites at which we may have disposed of wastes. The United States Environmental Protection Agency (or an equivalent state agency) can either (a) allow such parties to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action on its own and then seek reimbursement from the parties. Each party can be held liable for all of the costs, but the parties can then bring contribution actions against other potentially responsible or third parties. As a result, we may be required to expend amounts on such remedial investigations and actions, which amounts cannot be determined at the present time but may ultimately prove to be material to the consolidated financial statements.

Financial Information About Industry Segments And Foreign And Domestic Operations

For information about industry segments and foreign and domestic operations, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 and Note 11 of Notes to Consolidated Financial Statements.

Seasonality

The Company’s three operating segments are somewhat seasonal in nature and quarter to quarter operating results are impacted by economic and business trends within the respective industries in which they compete.

Available Information

Our website address is www.blount.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other SEC filings by accessing the investor relations section of the Company’s website under the heading “E.D.G.A.R. Financial Information About Blount”. These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”).

Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including Blount, that electronically file with the SEC at www.sec.gov.

ITEM 2.   PropertIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Portland, Oregon; Milan, Tennessee; Guelph, Ontario Canada; and Curitiba, Parana, Brazil. Sales and distribution offices are located in Europe, Japan and Russia. Lawnmower blades are manufactured in Kansas City, Missouri, and lawnmowers are manufactured in Coffeyville, Kansas. Log loaders, feller bunchers, harvesters, forwarders and accessories for automated forestry equipment are manufactured at plants in Prentice, Wisconsin; Owatonna, Minnesota and Menominee, Michigan. Rotation bearings and mechanical power transmission components are manufactured in Tulsa, Oklahoma. The Company also maintains leased space for administrative offices in Zebulon, North Carolina and for record retention in Montgomery, Alabama.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein.

Approximate square footage of principal properties by segment is as follows:

	Area in Square Feet
	Owned	Leased
Outdoor Products	997,747	256,389
Industrial and Power Equipment	738,740	0
Lawnmower	161,000	0
Corporate	75,214	12,400
Total	1,972,701	268,789

In addition, the Company is constructing an administrative and manufacturing facility in Fuzhou, Fujian Province, China. The table above does not include 124,000 owned square feet for this facility which is expected to become operational in 2005.

ITEM 3.   LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (ticker “BLT”). The following table presents the quarterly high and low closing prices for the Company’s common stock for the last two years. Cash dividends have not been declared for the Company’s common stock in the last five years. The Company had approximately 6,150 stockholders as of February 18, 2005.

	Common Stock
	High	Low
Year Ended December 31, 2004
First quarter	$10.75	$7.77
Second quarter	12.76	9.54
Third quarter	13.10	10.40
Fourth quarter	18.31	13.44
Year Ended December 31, 2003
First quarter	$6.43	$3.87
Second quarter	7.87	5.44
Third quarter	5.83	4.25
Fourth quarter	7.87	4.75

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(Dollar amounts in millions except per share data)	2004 (3)	2003 (3)	2002 (3)	2001	2000
Statements of Income Data:
Operating Results (1):
Sales	$692.6	$559.1	$479.5	$468.7	$513.9
Operating income	114.3	83.8	62.5	44.7	71.8
Interest expense, net of interest income	59.0	65.4	71.1	94.5	98.2
Income (loss) from continuing operations before taxes	15.4	14.8	(9.3)	(58.9)	(19.8)
Income (loss) from continuing operations	6.3	(30.1)	(4.8)	(37.6)	(11.7)
Net income (loss)	6.3	(30.1)	(5.7)	(43.6)	10.8
Earnings per share:
Basic:
Income (loss) from continuing operations	0.17	(0.98)	(0.16)	(1.22)	(0.38)
Net income (loss)	0.17	(0.98)	(0.19)	(1.42)	0.35
Diluted:
Income (loss) from continuing operations	0.16	(0.98)	(0.16)	(1.22)	(0.38)
Net income (loss)	0.16	(0.98)	(0.19)	(1.42)	0.35
Shares used in earnings per share computations (in millions):
Basic	36.4	30.8	30.8	30.8	30.8
Diluted	38.5	30.8	30.8	30.8	30.8
Balance Sheet Data:
Cash and cash equivalents	$48.6	$35.2	$26.4	$47.6	$4.8
Working capital	98.0	87.0	91.0	82.7	191.8
Property, plant and equipment, net (2)	97.9	92.0	90.7	96.2	177.4
Total assets	424.7	404.0	428.0	444.8	703.9
Long-term debt	491.0	603.9	624.1	632.5	824.5
Total debt	494.2	610.5	627.5	641.0	833.0
Stockholders’ deficit	(256.2)	(393.7)	(368.9)	(349.9)	(312.2)

(1)          Gives effect to the sale of the Company’s Sporting Equipment Group on December 7, 2001 and treatment as discontinued operations for 2002, 2001 and 2000.

(2)          Includes property, plant and equipment of acquired companies at date of purchase of $11.3 million as of December 31, 2000. Also includes property, plant and equipment purchases by the Sporting Equipment Group which was sold on December 7, 2001 for all years prior to 2001.

(3)          In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets”. As a result of the adoption of SFAS No. 142, results for the years 2002, 2003 and 2004 do not include amortization of goodwill included in prior years’ financial results. Goodwill amortization in 2001 and 2000 was $3.1 million and $2.5 million, respectively.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this report, as well as the information in Item 6 “Selected Consolidated Financial Data”.

Overview

We are an international industrial company with three business segments: Outdoor Products, Industrial and Power Equipment (“IPEG”) and Lawnmower. Operating independently from one another, these segments focus on the manufacture and marketing of branded products to industrial companies and consumers. Our products are sold in over 100 countries. We believe we are a global leader in the sale of cutting chain and chainsaw accessories and a leading provider of timber harvesting equipment and zero-turn riding lawnmowers to the North American markets.

Our largest segment, Outdoor Products, accounted for 61% of our revenue in 2004. This segment manufactures and markets chainsaw chain, guide bars, sprockets and accessories for chainsaw use, concrete cutting equipment, and lawnmower blades and accessories for outdoor care. The segment’s products are sold to OEMs for use on new chainsaws and landscaping equipment, and to the retail replacement market through distributors, dealers and mass merchants. During 2004 approximately 26% of the segment’s sales were to OEMs, with the remaining 74% sold into the replacement market. Approximately 61% of the segment’s sales were outside of the United States in 2004. The Outdoor Products segment’s performance can be impacted by trends in the forestry industry, weather patterns, including natural disasters, foreign currency fluctuations and general economic conditions. The segment faces competitive price pressure from competitors on a worldwide basis. The efficient manufacture of the segment’s products is critical to ensure that it is competitive with its selling prices, as is successful marketing of newly developed products such as our concrete cutting saws and replacement chain and bars. This segment has three manufacturing plants in the United States, one in Canada and one in Brazil, all of which are focused on continuous cost improvement. In the first quarter of 2005 we will be completing construction on the first phase of a production facility in China. In 2005 we will also complete an expansion of our Brazilian plant. Timely capital investment into these plants for added capacity and cost reductions, as well as effectively sourcing critical raw materials at favorable prices, is required to remain competitive.

The IPEG segment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotational bearings and mechanical power transmission units. Sales in this segment accounted for 32% of our total sales in 2004. Sales are made through a distribution network to customers in the timber harvesting, material handling, construction, land reclamation and utility businesses, as well as to pulp and lumber mills, contractors and scrap yard operators. The segment’s customer base is concentrated in the Southeastern United States, with international sales amounting to 11% of segment sales in 2004. In March 2003, we entered into supply and marketing agreements with Caterpillar Inc. (“Caterpillar”) to distribute a line of purpose-built forestry equipment to Caterpillar dealers with the brand name of “Timberking”. Under these agreements, some of the models of both the Blount and the Timberking product line are manufactured at our facilities and the others at Caterpillar’s facilities. We are responsible for the marketing of both lines of products, and these arrangements have increased the segment’s sales in both domestic and international markets and increased the utilization of the segment’s manufacturing plants. The performance of IPEG is aligned with overall trends in the forestry industry, including the import/export balance of wood products, the utilization of lumber and paper mill capacity in the United States and the level of logging production. The cyclical nature of the forestry industry can significantly impact the operating income and cash flow of IPEG from year to year. To react to such trends, the segment must consistently manage its four United States manufacturing plants on a lean basis, tightly control the discounting of its products and minimize working capital.

The Lawnmower segment represented 7% of our sales in 2004. This segment manufactures and markets zero-turn riding lawnmowers and related accessories under the Dixon brand name. Dixon was the pioneer in zero-turning technology. This technology allows for more efficient grass cutting compared to conventional “tractor style” riding lawnmowers. The segment’s products are sold through full-service dealers and distributors. International sales were 7% of total segment sales in 2004. The performance of the Lawnmower segment is impacted by domestic economic conditions, seasonal weather patterns and changes in competitive offerings. Operating income and cash flow in this segment are dependent on providing quality products at competitive prices. Critical to the success of the segment is the offering of enhancements to existing models on an annual basis and the periodic introduction of new products in response to market demand. The Lawnmower segment operates a single United States facility for the manufacture and distribution of its products.

We maintain a corporate staff at our headquarters located in Portland, Oregon. In addition to providing management oversight for the three business segments, the corporate staff manages our capital structure, administers various health and welfare plans and supervises compliance and legal matters.

Our capital structure has undergone noteworthy changes in 2004. We began the year with a significant amount of debt outstanding and a concentration of common stock ownership by affiliates of Lehman Brothers Holdings Inc., including a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. (“Lehman Merchant Banking”) that owned approximately 85% of our stock outstanding. In August of 2004 we executed several refinancing transactions, and in December Lehman Merchant Banking reduced its holdings to approximately 33% through a secondary public offering of our stock. As a result of these transactions, at the end of 2004, our capital structure has a reduced, though still significant, amount of debt outstanding, and an ownership structure that no longer has a 50% or greater shareholder. Even with these changes, however, our capital structure requires the conservation of cash in order to reduce debt and increase shareholder value. In order to conserve cash, we place a high priority on minimizing working capital, appropriately allocating capital spending to higher return projects and leveraging existing assets for additional product output.

Operating Results

Year ended December 31, 2004 compared to year ended December 31, 2003

Sales for 2004 were $692.6 million compared to $559.1 million in 2003. Operating income increased to $114.3 million from $83.8 million in 2003. Net income in 2004 was $6.3 million ($0.16 per diluted share) compared to a net loss of $30.1 million ($0.98 per diluted share) in 2003.

Our sales in 2004 increased by $133.5 million, or 24%, from 2003. In addition to an improved economic climate, our sales increased during 2004 for the following reasons:

•       An increase in sales volume within the Outdoor Products segment, which yielded $55.9 million, or 16%, in additional sales in 2004. This increase is attributable to several factors, including:

•       The relative weakness of the U.S. dollar provided a more competitive selling price for our products. The segment’s international sales increased by 20%, or $43.0 million, in 2004.

•       The effects of natural disasters had an unusually large impact on demand for our products in the United States replacement market, and also contributed to the international sales growth.

•       The sale of new chainsaws by OEMs increased by a faster rate than normal. Contributing factors include lower price points for consumers through growing mass merchant distribution, higher oil costs resulting in increased use of wood as heating fuel, and the increase in natural disasters within the United States and elsewhere in the world.

•       The impact of a weaker U.S. dollar resulted in increased sales of $7.4 million due to the effects of foreign currency translation.

•       Expansion of the Timberking line of timber harvesting equipment in conjunction with the 2003 marketing and supply agreements with Caterpillar generated $31.7 million in incremental sales.

•       An increase in the number of Blount branded timber harvesting equipment units resulted in a $10.3 million increase in sales as the United States forestry market continued to improve from a cyclical downturn that began in 1999 and ended in 2002.

•       Higher average selling prices in our timber harvesting equipment business added $8.3 million. This was primarily due to increases in net prices, including a reduction of competitive discounts.

•       The introduction of a new Dixon lawnmower product line featuring all steel bodies helped increase Lawnmower segment sales by $14.0 million, or 39%.

Operating income increased by $30.5 million, or 36%, from 2003 to 2004. The improvement is primarily due to a year-over-year gross profit increase of $43.5 million, or 23%, partially offset by a $13.2 million, or 12%, increase in selling, general and administrative expense (“SG&A”). The year-over-year change in gross profit, due primarily to the increase in sales volume with an estimated effect of $39.1 million, is presented in the following table (in millions):

2003 Gross Profit	$189.7
Increase (Decrease)
Sales Volume	39.1
Selling Price and Mix	11.5
Foreign Exchange Translation	3.8
Product Cost and Mix	(10.9)
2004 Gross Profit	$233.2

Gross profit from sales of our timber harvesting equipment increased by $8.3 million due to an increase in selling prices, driven by an increase in market demand and reduced competitive discounting. The net foreign exchange benefit was $3.8 million, representing the favorable effect of the weaker U.S. dollar on sales, partially offset by the impact on manufacturing costs of a stronger Canadian dollar. Changes in product mix and increases in product cost inputs added $10.9 million, or 3.0%, to our cost of sales as higher raw materials costs, employee wage increases and benefit costs were partially offset by productivity gains in our plants. The year-over-year effect of higher steel prices on product costs is estimated at $16.3 million, offset partially by net selling price increases, which include the reduction in competitive discounting, estimated at $8.8 million. We instituted an average 3% wage increase during 2004 and going forward, we expect to continue to provide our employees with wage increases and benefit levels that are market competitive.

SG&A increased $13.2 million, or 12%, even as worldwide headcount in the SG&A area decreased slightly, by almost 1%, to 752 people during the year. SG&A expense as a percent of sales decreased to 17.2% in 2004 compared to 18.9% in 2003, demonstrating improved leverage on existing selling and administrative capacity. The increase in total expense includes higher compensation expense, which increased by $3.3 million, half of which is due to the 3% increase in base compensation and the balance which is due to increased performance-based compensation and stock compensation expense. International operating expenses increased $2.5 million compared to the prior year due to the weaker U.S. dollar. Increases in professional services, to ensure compliance with the Sarbanes-Oxley Act and for legal expenses, were $2.3 million. The Outdoor Products segment incurred SG&A increases from last year associated with the new enterprise resource planning system, which was activated in the fourth quarter of

2003, of $4.2 million due to higher depreciation, increased costs for outside service providers and an increase in headcount. Advertising expense increased from last year by $1.3 million as the Company increased its brand awareness programs. These increases are offset partially by a $0.3 million decrease in insurance expense. Restructuring expense of $0.2 million was incurred in the first quarter of 2003 for severance associated with the relocation of a production process within the Outdoor Products segment.

Net income for 2004 was $6.3 million, or $0.16 per diluted share, compared to a net loss of $30.1 million, or $0.98 per diluted share, in 2003. The changes in net income are due primarily to the following:

•       An increase in operating income of $30.5 million primarily from growth in sales volume.

•       A decrease in interest expense of $8.5 million reflecting decreases in average outstanding debt balances and average borrowing costs associated with changes in our capital structure, partially offset by a $4.2 million non-recurring charge for interest expense incurred during the 30 day notice period involving the redemption of public debt.

•       A decrease in interest income of $2.1 million. Interest income of $2.3 million for 2004 includes $1.4 million related to an income tax refund received in the fourth quarter of 2004. Interest income for 2003 of $4.4 million includes an accrual of $3.6 million related to the income tax refund.

•       An increase in other expense of $36.3 million, which reflects a $42.8 million charge taken in the third quarter of 2004 associated with our August refinancing transactions. This amount was composed of $27.1 million for prepayment premiums, a $10.3 million write-off of deferred financing costs related to the extinguishment of debt, $5.3 million to write off unamortized discount relating to the extinguished debt, and $0.1 million miscellaneous fees related to extinguishment of debt. In the fourth quarter of 2004 we realized income of $3.9 million related to a legal settlement for one of our segments. Other expense in 2003 includes $2.8 million for debt extinguishment costs incurred in the second quarter.

•       A decrease of $35.8 million in provision for income taxes due primarily to a $39.7 million charge taken in 2003 to establish a valuation allowance on the Company’s deferred tax assets.

The following table reflects segment sales and operating income for 2004 and 2003:

	Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2004 as % of 2003
Sales:
Outdoor Products	$422.9	$358.8	118%
Industrial and Power Equipment	221.0	165.0	134%
Lawnmower	49.7	35.7	139%
Inter-Segment Elimination	(1.0)	(0.4)	250%
Total sales	$692.6	$559.1	124%
Operating income (loss)
Outdoor Products	$104.4	$86.2	121%
Industrial and Power Equipment	21.5	11.7	184%
Lawnmower	3.0	(1.2)	N/A
Contribution from segments	128.9	96.7	133%
Corporate expense	(14.6)	(12.7)	115%
Restructuring expense	—	(0.2)	N/A
Operating income	$114.3	$83.8	136%

The principal reasons for these results and the status of our financial condition are set forth below.

Outdoor Products Segment.   Sales for the Outdoor Products segment in 2004 were $422.9 million compared to $358.8 million in 2003, an 18% increase. Segment contribution to operating income in 2004 was $104.4 million compared to $86.2 million in 2003, a 21% increase.

The $64.1 million increase in sales occurred across all product lines but was particularly strong for chainsaw parts and accessories and the products related to concrete cutting. The continued weakening of the U.S. dollar during 2004 provided a better competitive selling price and demand surged, in part due to an increase in severe weather events. This increase included $55.9 million due to volume alone. Foreign currency translation provided an additional $7.4 million. Geographically, most major markets experienced improved demand, with international sales increasing by 20% from 2003 to $257 million. From a channel standpoint, sales to OEMs and replacement sales grew by 29% and 14%, respectively. The higher growth rate in sales to OEMs relates to industry growth in sales of chainsaws by chainsaw producers due to improvement in general economic conditions, the increase in natural disasters, and higher oil costs which result in more woodcutting for use as fuel.

The segment’s contribution to operating income increased by $18.2 million in 2004 due to a $28.2 million, or 19%, increase in gross profit, partially offset by a $10.0 million, or 16%, increase in SG&A expenses. The improvement in gross profit reflects higher sales volume amounting to $24.3 million and the net favorable impact of foreign currency of $3.8 million. Included in the sales volume impact are the favorable effects of increasing the utilization of the segment’s manufacturing facilities to 112% (based upon a five day, three shift work week), which resulted in additional operating cost leverage. The net translation impact of currency is primarily from a stronger euro, partially offset by the effect of a stronger Canadian dollar on our Canadian manufacturing plant. SG&A costs increased due to the effects of currency translation on the international operations amounting to $2.5 million, an increase of $1.0 million for advertising targeted toward brand awareness programs, and higher costs of $4.2 million related to a new enterprise resource planning system that was activated in the fourth quarter of 2003. This includes higher depreciation, increased costs for outside service providers and an increase in headcount. SG&A expense as a percent of sales decreased to 16.8% in 2004 compared to 17.0% in 2003.

Industrial and Power Equipment Segment.   Sales for the Industrial and Power Equipment segment in 2004 were $221.0 million compared to $165.0 million in 2003, a 34% increase. Segment contribution to operating income in 2004 was $21.5 million compared to $11.7 million in 2003, an increase of 84%. Improvement in demand for our products yielded a 33%, or $50.3 million, increase in timber harvesting equipment sales. Increased volume accounted for $42.0 million of the increase, with the effects of higher average net selling prices and product mix adding an additional $8.3 million. Included in the increased volume was $31.7 million of incremental sales related to our joint marketing agreement with Caterpillar. This segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in our most important market (the Southeastern United States). During 2004, industry conditions in North America continued to improve, with increases in pulp and lumber pricing, continued strong housing construction and a decline in imports of wood products due to the weakening of the U.S. dollar. Furthermore, sales of mobile equipment rotational systems increased by 38%, or $6.2 million, reflecting improved demand in this business as well.

The segment’s contribution to operating income increased by $9.8 million from 2003 largely due to the increase in sales volume. Gross profit increased $11.6 million, or 34%, as increased sales volume contributed $10.9 million. Gross profit as a percent of sales held even at 20.6%. Operating leverage achieved through an increase in capacity utilization, to 67% in 2004 compared to 48% in 2003 was countered by downward pressure in unit margins due primarily to product mix. Steel costs increased by an estimated $7.5 million, or 5.7%, compared to 2003. This increase in steel costs has been partially offset by increases in net selling prices and mix of products sold. SG&A costs increased by $1.8 million, or 8%, primarily due to incremental marketing costs targeted toward growth of international sales.

Lawnmower Segment.   Sales for the Lawnmower segment were $49.7 million in 2004 compared to $35.7 million in 2003, a 39% increase. Segment contribution to operating income in 2004 was $3.0 million compared to a loss of $1.2 million in 2003. The increase in sales reflected a 40% increase in unit volume, accounting for $12.2 million of the 2004 increase. During the 2004 model year, which began late in 2003, we introduced a new series under the RAM name. This model is the segment’s first all-steel body residential mower and was targeted for the growing high-end residential and low-end commercial zero turn riding mower market segments. In 2004, Dixon continued with this focus, introducing additional all-steel models for the 2005 model year. The successful introduction of these changes has resulted in a 7% increase in average unit selling prices even with the effect of our shift in marketing strategy towards distributors, where average prices are lower than through the dealer channel.

The $4.2 million increase in Lawnmower segment contribution to operating income in 2004 from 2003 was primarily due to the $3.9 million increase in gross profit generated by the increase in unit sales. The segment’s plant operated at approximately 66% of capacity in 2004 compared to 49% in 2003, helping offset other upward pressures in average production costs. The combination of product cost and mix added an estimated $2.0 million to cost of sales from the prior year. Included are $1.0 million attributed to increases in steel prices, with the balance due to product mix and other operating cost increases.

Corporate Expense.   Corporate expenses for 2004 increased to $14.6 million from $12.7 million in 2003. The $1.9 million, or 15%, increase includes an increase of $1.0 million for additional expense related to Sarbanes-Oxley compliance requirements and internal audit, $1.0 million for legal expenses, $1.0 million for additional performance related compensation, partially offset by reductions in other areas, including insurance.

Net interest expense was $59.0 million in 2004 compared to $65.4 in 2003. The lower interest expense was due to a combination of lower average debt outstanding and lower interest rates on our term loans. The resulting decrease in 2004 includes additional non-recurring net interest expense of $4.2 million related to the redemption of public debt in the third quarter, and a $2.2 million decrease in interest income related to an income tax refund received in 2004.

Other expense of $39.9 in 2004 compares to $3.6 million in 2003. Included in these amounts are the following significant items:

•       The $42.8 million of other expense in 2004 was associated with the August refinancing transactions. This amount was composed of $27.1 million for prepayment premiums, a $10.3 million write-off of deferred financing costs related to the extinguishment of debt, $5.3 million as a write-off of unamortized discount relating to the extinguished debt and $0.1 million in miscellaneous fees related to the transactions. For the year 2003, other expense included $2.8 million in debt extinguishment costs incurred in the second quarter.

•       The $3.9 million of other income in 2004 related to a legal settlement for one of our segments.

Our effective income tax rate was 59.1% in 2004 compared to 303.4% in 2003. This significant decrease was primarily due to the recognition of a deferred tax asset valuation allowance of $39.7 million during the third quarter of 2003. We determined at that time that it was more likely than not that all of our deferred tax asset would not be utilized.

Year ended December 31, 2003 compared to year ended December 31, 2002

Sales for 2003 were $559.1 million compared to $479.5 million in 2002. Operating income increased to $83.8 million from $62.5 million in 2002. Net loss in 2003 was $30.1 million ($0.98 per diluted share) compared to a net loss of $5.7 million ($0.19 per diluted share) in 2002.

Our sales in 2003 increased by $79.6 million, or 16.6%, from 2002. In addition to an improved economic climate, our sales results increased during 2003 for the following reasons:

•                    The introduction of the Timberking line of timber harvesting equipment in conjunction with new marketing and supply agreements with Caterpillar Inc. generated $14.0 million in incremental sales.

•                    An increase in the number of Blount branded timber harvesting equipment units resulted in a $16.4 million increase in sales as the United States forestry market continued to improve from a cyclical downturn that began in 1999.

•                    The impact of a weaker U.S. dollar resulted in increased sales of $9.3 million due to the effects of foreign currency translation.

•                    An increase in sales volume within the Outdoor Products segment, which yielded $40.6 million in additional sales in 2003. This increase is attributable to several factors, including:

•                     The relative weakness of the U.S. dollar provided a more competitive selling price. The segment’s international sales increased by 19.9%, or $35.5 million, in 2003.

•                     The effects of hurricane Isabel, forest fires and the northeast power outage created increased demand for chainsaw products.

•                     The sale of chainsaws increased by an estimated 4% during 2003.

•                     Sales in our outdoor care product line increased by $8.6 million, or 17.7%, as distribution was expanded through the use of the Oregon brand name on such products.

Operating income increased by $21.3 million, or 34.1%, from 2002 to 2003. The improvement in operating income reflects a year-over-year gross profit increase of $28.5 million, or 17.7%, and reduced restructuring expenses, not withstanding increased SG&A expenses. The year-over-year impact to gross profit from higher sales volume is $23.7 million, representing the predominant reason for the improvement (in millions):

2002 Gross Profit	$161.2
Increase (Decrease)
Sales Volume	23.7
Selling Price and Mix	4.9
Foreign Exchange Translation	5.1
Product Cost and Mix	(5.2)
2003 Gross Profit	$189.7

Gross profit for our timber harvesting equipment increased by $3.1 million due to an increase in selling prices driven by an increase in market demand and reduced competitive discounting. The net foreign exchange benefit was $5.1 million, representing the favorable effect of the weaker U.S. dollar on sales, partially offset by the impact on manufacturing costs due to the stronger Canadian dollar. Product cost and mix increased by $5.2 million, or 1.6%, as higher raw materials costs, employee wage increases and benefit costs were partially offset by productivity gains in our plants. We instituted an average 3% wage increase during 2003 and experienced higher benefit costs due to rising medical cost trends and increased pension expense, which was caused by reduced investment returns within the pension fund during recent years.

A $14.2 million, or 15.5%, increase in SG&A costs tempered some of the gross profit increase. The majority of this increase can be attributed to higher staffing levels to meet the needs of the growth in sales. Worldwide headcount in the SG&A area increased by 6% to 757 people during the year. Higher benefit and wage costs were also incurred as scheduled salary increases of 3% were implemented, medical cost trend rates were unfavorable and incentive compensation costs increased by 49%, or $1.8 million, as our financial performance generated above target awards for management. The amount of incentive compensation varies from year to year depending on our performance against financial targets. The weaker U.S. dollar had a negative effect of approximately $3.8 million on SG&A costs in 2003 as compared to 2002.

Restructuring expenses decreased from $7.2 million in 2002 to $0.2 million in 2003 as we completed our 2001 and 2002 restructuring programs.

Our net loss increased by $24.4 million in 2003 as the higher income from continuing operations before taxes was more than offset by a $49.4 million increase in income tax expense. Much of the higher income tax expense involved the recognition of a deferred income tax asset valuation allowance of $39.7 million.

The following table reflects segment sales and operating income for 2003 and 2002:

	Year Ended December 31,
(Dollar amounts in millions)	2003	2002	2003 as % of 2002
Sales:
Outdoor Products	$358.8	$307.4	117%
Industrial and Power Equipment	165.0	131.7	125%
Lawnmower	35.7	41.4	86%
Inter-Segment Elimination	(0.4)	(1.0)	40%
Total Sales	$559.1	$479.5	117%
Operating income (loss):
Outdoor Products	$86.2	$67.7	127%
Industrial and Power Equipment	11.7	5.2	225%
Lawnmower	(1.2)	2.7	N/A
Inter-Segment Elimination		0.3	N/A
Contribution from segments	96.7	75.9	127%
Corporate office expense	(12.7)	(6.2)	205%
Restructuring expense	(0.2)	(7.2)	3%
Operating Income	$83.8	$62.5	134%

The principal reasons for these results by segment are set forth below.

Outdoor Products Segment.   Sales for the Outdoor Products segment for 2003 were $358.8 million compared to $307.4 million in 2002, a 17% increase. Segment contribution to operating income in 2003 was $86.2 million compared to $67.7 million in 2002, a 27% increase. The increase in sales was driven by stronger demand for chainsaw products and outdoor care equipment. Sales for our products increased in 2003 as the effects of a weaker U.S. dollar provided a better competitive selling price and demand surged, in part due to a hurricane, forest fires in the United States and increased tree limb cutting that resulted from the northeast power outage in August. Additionally, the sales of our outdoor care products were expanded through increased use of the Oregon brand name to gain new distribution. Prior to 2002, many of these products were not marketed under the Oregon brand name.

The Outdoor Products segment’s sales increased by $51.4 million in 2003. Volume accounted for $40.6 million of this increase, with foreign currency translation amounting to $9.3 million. Geographically, most major markets experienced improved demand, with international sales increasing by 19.9% from 2002 to $214.3 million. From a channel standpoint, sales to OEMs and replacement sales grew by 21% and 16%, respectively. The higher growth rate in sales to OEMs reflects weaker results in 2002, which were negatively impacted by higher customer inventory levels.

Segment contribution to operating income increased by $18.5 million in 2003 due to a $24.3 million, or 20%, increase in gross profit, partially offset by a $5.8 million, or 10%, increase in SG&A expenses. The improvement in gross profit reflects higher sales volume of $18.3 million and the net favorable impact of foreign currency of $5.1 million. Included in the sales volume impact are the favorable effects of increasing the utilization of the segment’s manufacturing facilities to 96%, which resulted in additional operating cost leverage. The net translation impact of currency is primarily from a stronger euro, partially offset by the effect of a stronger Canadian dollar on our Canadian manufacturing plant. SG&A costs increased due to the effects of currency translation on the international operations, amounting to $3.8 million, and higher incentive compensation costs of $0.9 million due to achievement of above target performance. These increases were partially offset by a $2.8 million cost reduction involving the transfer of individuals to the corporate office at the start of 2003.

Industrial and Power Equipment Segment.   Sales for the Industrial and Power Equipment segment for 2003 were $165.0 million compared to $131.7 million in 2002, a 25% increase. Segment contribution to operating income in 2003 was $11.7 million compared to $5.2 million in 2002, a 125% increase. This segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in our most important market, the Southeastern United States. During 2003, the industry conditions in North America trended upward as pulp and lumber pricing improved, housing construction remained strong and imports of wood products declined due to the weakening of the U.S. dollar. The resulting improvement in demand for our products yielded a 31%, or $35.7 million, increase in timber harvesting equipment sales. Increased volume accounted for $32.6 million of the increase, with higher average selling prices adding an additional $3.1 million. Included in the increased volume was $14.0 million in sales related to the joint marketing agreement with Caterpillar initiated during 2003. Offsetting some of the gain in timber harvesting sales was a 9.9%, or $1.8 million, decline in the sales of power transmission components from 2002 as improvements in the utility and construction markets that are served by the segment lagged behind the recovery generally experienced in the forestry industry. The majority, or 89%, of this decline was volume related, but average selling prices also declined slightly due to competitive pricing.

Segment contribution to operating income in 2003 increased by $6.5 million compared to 2002. The increase in profitability was the result of higher sales levels and increases in selling prices. Gross profit increased $8.4 million, or 33%, as increased sales contributed $9.8 million. The higher average selling price accounted for $2.9 million of this increase. Included in the volume impact is the favorable result of increasing plant utilization to 48% in 2003 from 44% in 2002. Cost of sales increased 4%, or $4.3 million, due to higher costs of raw materials, product liability and a higher inventory valuation allowance. SG&A costs increased by $1.8 million, or 9%, due to incremental marketing costs from the Caterpillar agreement and higher benefit costs.

Lawnmower Segment.   Sales in the Lawnmower segment declined $5.7 million in 2003 to $35.7 million from $41.4 million in 2002. The segment had a contribution loss of $1.2 million in 2003 compared to a segment contribution of $2.7 million in 2002. The decline in sales was primarily due to a 16.8% reduction in unit volume, accounting for $6.2 million of the decrease, as increased competition reduced our 2003 market share in the zero-turn riding mower market. In addition to the increase in competition, we experienced a weaker than normal spring selling season due to unfavorable weather conditions.

The $3.9 million reduction in Lawnmower segment contribution in 2003 from 2002 was primarily due to the $4.1 million negative impact from unit volume decline. The segment’s plant operated at approximately 49% of capacity in 2003, resulting in higher average production costs. Additionally, manufacturing costs were negatively impacted by higher health care trends and other benefit costs. During 2003 we incurred an above average number of medical and workers compensation claims that are not expected to continue at the same rate in the future.

Corporate Expense.   Corporate expenses for 2003 increased to $12.7 million from $6.2 million in 2002. The increase in expense was due, in part, to the reassignment of certain functions from the Outdoor Products segment to corporate during 2003. The impact of this reassignment was approximately $2.8 million. These costs relate to completion of the relocation of our headquarters in late 2002, and reflect wages and benefits of employees that were transferred from the Outdoor Products segment to the corporate staff at the start of 2003. Additional increases were incurred in 2003 for pension and post retirement expenses of $0.7 million, accrued incentive compensation of $0.8 million, legal costs of $0.8 million, compliance costs of $0.2 million, and increased insurance costs of $0.2 million. Restructuring expense in 2003 of $0.2 million was related to severance benefits in conjunction with the movement of Company assets between manufacturing facilities. During 2002 we incurred $1.4 million in restructuring expense for the movement of manufacturing assets and $5.8 million for the relocation of our headquarters from Montgomery, Alabama to Portland, Oregon (see Note 18 of the Notes to the Consolidated Financial Statements).

Net interest expense in 2003 was $65.4 million in comparison to $71.1 million in 2002. The lower interest expense was due to a combination of lower average debt outstanding and lower interest rates on our term loans, as well as an increase in interest income of $3.6 million relating to income tax refunds.

Other expense for 2003 was $3.6 million and included an expense of $2.8 million related to the early retirement of debt in conjunction with the extinguishment of our prior term loan and revolver facility (see Note 3 of Notes to Consolidated Financial Statements). Other expense for 2002 was $0.7 million and included a $1.6 million loss on the sale of our former corporate headquarters in Montgomery, Alabama and a fractional interest in an aircraft, $0.5 million for the write-off of unamortized deferred financing costs, together with prepayment penalties related to the early payment of debt from the net proceeds generated from the sale of assets and a $0.5 million loss on an executive benefit trust, offset by $2.1 million in income from life insurance proceeds.

Our effective income tax rate in 2003 was 303.4% compared to 48.4% in 2002. This significant increase was primarily due to the recognition of a deferred tax asset valuation allowance of $39.7 million during the third quarter of the year. We determined at that time that it was more likely than not that all of our deferred tax asset would not be utilized. We made this determination based on the following available evidence:

•                    With the completion of the 2002 federal income tax return in September 2003, we exhausted our ability to carry back operating losses to prior years.

•                    In conjunction with the filing of the 2002 federal income tax return, we submitted a refund claim in the amount of $13.6 million for taxes paid in 1997.

•                    Accumulated operating losses can only be used to offset future domestic operating income.

•                    We had not recorded domestic operating income since 2000 and were projecting a domestic operating loss for the 2003 fiscal year.

•                    Our high leverage and associated domestic-based interest expense were projected to limit our ability to become profitable in the United States in the foreseeable future despite recent improvements in market conditions.

•                    Our 2003 operating income was due to profitable international operations partially offset by domestic operating losses.

•                    We had valid tax planning strategies available (including a potential debt buyback strategy for our outstanding bonds that had been trading at a substantial discount) to utilize the benefit of accumulated net operating losses as of the end of 2002 that dissipated during the first nine months of 2003.

See Note 2 of Notes to Consolidated Financial Statements.

We did not record any income from discontinued operations for the year ended December 31, 2003. Net income from discontinued operations in 2002 of $0.5 million was primarily due to proceeds on a settlement of a claim involving our former construction business.

Financial Condition, Liquidity And Capital Resources

At December 31, 2004, as a result of the 1999 merger and recapitalization transactions (see Note 1 of Notes to Consolidated Financial Statements) (the “Merger and Recapitalization”), we had significant amounts of debt, with interest payments on notes and interest and principal payments under the credit facility representing significant obligations for us.

In the last two years we have initiated certain actions to reduce our debt and related interest expense. In 2003 we entered into a new senior credit facility to replace a previous credit facility. This credit facility consisted of a $67.0 million revolving credit facility, a Term A loan of up to $32.0 million, a Term B loan of up to $85.0 million and a Canadian Term loan of up to $6.0 million.

On August 9, 2004, we executed a series of refinancing transactions. These transactions, referred to as the “2004 Refinancing Transactions”, included:

•                    The issuance of 13,800,000 shares of Company common stock, which generated gross proceeds of $138.0 million;

•                    The issuance of new 8 7/8% Senior Subordinated Notes due in 2012 that generated gross proceeds of $175.0 million; and,

•                    The amendment and restatement of our existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

We then used the net proceeds of these financing transactions as follows:

•                    The redemption of our 7% Senior Notes with $150.0 million principal outstanding;

•                    The redemption of our 13% Senior Subordinated Notes with $323.2 million principal outstanding;

•                    The repayment of our 12% Convertible Preferred Equivalent Security for $29.6 million principal and accrued payment-in-kind interest outstanding; and,

•                    The payment of related fees and expenses of $27.1 million.

On December 1, 2004, we again amended our senior credit facilities to, among other things, provide repayment of the $50.0 million Second Collateral Institutional Loan, established in August 2004, with the proceeds from a new Incremental Term Loan B of a like amount, and otherwise to achieve a lower borrowing rate and to amend certain financial covenants.

Total debt at December 31, 2004 was $494.2 million compared with total debt at December 31, 2003 of $610.5 million. Our term loans are subject to certain reporting and financial covenant compliance requirements and we were in compliance with all debt covenants as of December 31, 2004. Non-compliance with these covenants could result in severe limitations to our overall liquidity. The term loan lenders could require actions for immediate repayment of outstanding amounts, including the potential sale of our assets. Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating, although our credit ratings can result in increases or decreases to our borrowing rate. Outstanding debt as of December 31, 2004 consisted of term loans of $319.2 million and 8 7/8% Senior Subordinated Notes of $175.0 million, with a weighted average interest rate of 6.42%.

The Company and all of our domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock. In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral.

Interest and principal payment obligations have been reduced as a result of these changes to our debt structure and the Company is now benefiting from lower interest expense. Interest expense was $9.2 million in the fourth quarter of 2004 compared to $17.1 million for the same period in 2003.  Interest expense has been reduced primarily due to a reduction in our average borrowing rate, and to a lesser extent the reduction in long term debt. Our annual interest expense may vary in the future due to the fact that the senior credit facility interest rates are variable. Cash interest paid to our lenders in 2004 was $61.3 million, excluding $4.0 million cash interest related to the 30 day notice period for the redemption transactions, compared to $61.4 million in 2003. The $7.9 million, or 46%, decrease in interest expense during the fourth quarter of 2004 will continue into 2005, and will result in reduced cash interest payments during 2005. Principal payments have also been affected by the new debt structure, and most significantly, a $150.0 million payment required to redeem our former 7% Senior Notes by June of 2005 has been satisfied.

The Company’s debt continues to be significant and interest and principal payments continue to represent substantial obligations. This degree of leverage may adversely affect our operations and could have important consequences, including the following:

•                    A substantial portion of cash flows available from operations continue to be required for the payment of interest expense and principal, which reduces the funds that would otherwise be available for operations and investment in future business opportunities;

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

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations. Interest on loan and credit facilities is payable in arrears according to varying interest rates and periods. The Company expects its remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that this will be the case. We may also consider other options available to us in connection with future liquidity needs.

The revolving credit facility, previously with availability of up to $67.0 million, has been amended and restated and increased to $100.0 million as part of the 2004 Refinancing Transactions, as discussed in Note 3 of Notes to Consolidated Financial Statements. The amount available to be drawn on the revolving credit facility could be restricted by our leverage ratio and First Lien Credit Facilities leverage ratio. Under the amended and restated agreement, availability is determined by adjusting for outstanding letters of credit issued under the facility. At December 31, 2004, the Company had no amount drawn down on this facility and had borrowing availability of $92.2 million. This compares to December 31, 2003 when the Company had no amount drawn down and $43.8 million available.

Cash balances at December 31, 2004 were $48.6 million compared to $35.2 million at December 31, 2003. The increase of $13.4 million in cash balance for 2004 compares to an increase of $8.8 million in 2003.

Cash generated by operating activities in 2004 was $75.8 million compared to $55.8 million for 2003. The $20.0 million increase in generated cash reflects the following:

•                    Year-over-year increase in earnings before taxes of $44.8 million, after adjusting for the expenses associated with the early extinguishment of debt;

•                    $25.2 million of tax refund and related interest income recorded in 2003 was received during 2004;

•                    Effect of increase in business activity on working capital accounts used an additional $22.7 million as follows: additional usage of $4.5 million for accounts receivable, $10.5 million for inventories, and $13.0 million for accrued expenses offset buy $5.3 million additional source due to the growth in accounts payable;

•                    Year-over-year increase in contributions to funded pension plans of $8.9 million; and,

•                    Cash generation during 2003 included the release of $25.0 million previously held in escrow in connection with the disposition of assets in a prior year.

The net increase in accounts receivable, due primarily to the increase in sales, also includes a reduction in allowance for doubtful accounts of $0.6 million to $2.4 million at December 31, 2004 from $3.0 million reported on December 31, 2003. The decrease in the allowance reflects the combination of actual amounts written off and reduction in specific concerns included in the December 31, 2003 balance, offset partially by an increase in trade receivables.

As a result of the decline in asset values of our Company-sponsored defined benefit plan during 2001 and 2002, annual cash contributions to the pension fund increased in 2003 and further increased in 2004. The decline in asset value is due to overall weakness in the stock and bond markets prior to 2003. Cash contributions for all funded plans were $14.5 million for 2004 and $5.6 million for 2003. We did not make any contributions to our other post-retirement benefit plans in 2004. The Company will make contributions to our funded pension plans in 2005, estimated at $7.5 million, and we believe that cash flow from operations and amounts available under our revolving credit agreement will be sufficient to cover the planned pension contribution levels. Furthermore, we have adjusted our minimum pension liability in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” The adjustment resulted in a non-cash increase of shareholders’ equity of $1.0 million in 2004 compared to a non-cash increase of $2.5 million in 2003.

Net cash used for investing activities for 2004 was $21.5 million compared to $17.1 million for 2003. Purchases for property, plant and equipment during these periods were $21.7 million and $16.5 million, respectively, for 2004 and 2003. In 2004, the Company spent $3.7 million on a manufacturing plant in China. We expect to utilize approximately $27.5 million in available cash for capital expenditures in 2005.  The results for 2003 also included $0.6 million for payments associated with the 2002 sale of an office building in Montgomery, Alabama.

Cash used in financing activities in 2004 was $40.9 million compared to $29.9 million in 2003. The 2004 results include third quarter refinancing transactions and other transactions as follows:

•       Net proceeds of $128.6 million from the issuance of common stock. The Company issued 13.8 million shares of common stock at $10.00 per share, which provided gross proceeds of $138.0 million. The Company also paid $9.4 million in fees and expenses associated with the issuance of these shares;

•                    Extinguishment of $526.4 million of debt in the third quarter as follows:  $150.0 million to redeem the 7% Senior Notes, $323.2 million to redeem 13% Senior Subordinated Notes, $29.6 million to repay the 12% Convertible Preferred Equivalent Security and $23.6 million to pay off the balance of the Term A loan as part of the amended and restated credit agreement;

•                    Issuance of $435.5 million new debt as follows:  $175.0 million for new 8 7/8% Senior Subordinated Notes due in 2012, $235.0 million increase in the amended Term B loan (including $50.0 million for the new Second Collateral Institutional Loan (“SCIL”) that was subsequently replaced by an addition to the Term B loan, in the same amount with the December amendment), and a net drawdown of $25.5 million on the revolver at the end of the third quarter;

•                    Principal payments that included scheduled payments of $5.2 million, an excess cash flow payment of $2.4 million and the payment of $25.5 million to repay the net amount drawn down on the revolver during the third quarter refinancing activities;

•                    Debt issuance costs of $16.0 million;

•                    Cash fees and expenses related to the debt extinguishment of $31.2 million as follows: $27.1 million for premiums on redemption of debt instruments, $4.0 million net cash interest expense incurred during the 30 day notice period on the redemption of public debt, and $0.1 million for legal fees related to the redemption of the public debt; and

•                    Stock options exercised that provided additional capital of $1.7 million.

This compares to the results for 2003 that included a second quarter refinancing as follows:

•                    Debt reduction of $138.3 million that included $133.5 million to pay off the remaining balance of previous credit facilities extinguished in the second quarter as well as scheduled and excess cash flow related payments;

•                    Debt issuance of $118.0 million in the second quarter;

•                    Debt issuance costs of $9.7 million related to the issuance of new debt in the second quarter; and

•                    Stock option exercises that provided additional capital of $0.2 million.

With the amendment of our senior credit facilities in 2004, the term of the revolving credit facility is five years, and the term of the Canadian term loan facility and Term B loan facility are each six years from August 9, 2004. Scheduled quarterly payments under the amended and restated credit facilities are as follows: the Canadian term loan facility requires quarterly payments of US $12,212, with a final payment of $4.6 million due on the maturity date; and the Term B loan facility (as amended in December 2004) requires quarterly payments of $0.8 million, with a final payment of $296.2 million due on the maturity date. The amended and restated senior credit facilities may be prepaid at any time.

We maintain arrangements with third party finance companies by which certain customers of our Industrial and Power Equipment segment and Dixon may finance the purchase of equipment. As part of these arrangements, we may be required to repurchase certain equipment from the third party financing companies should a customer default on payment. As of December 31, 2004, the maximum repurchase obligation was $3.3 million. Additionally, under our agreement, another third party financing company may require us to reimburse the third party financing company for its net loss. The maximum exposure with respect to this net loss position is $0.7 million. These arrangements have not had a material effect on our operating results in the past since, with respect to the repurchase obligations, any equipment repurchased has historically been resold with minimal, if any, loss recognized. We do not expect to incur any material charges related to these agreements in future periods.

As of December 31, 2004 our contractual obligations, including payments due by period, are as follows (in millions):

(Dollar amounts in millions)	Total	2005	2006-2007	2008-2009	Thereafter
Debt Obligations	$494.2	$3.2	$6.4	$6.4	$478.2
Estimated Interest Payments (1)	264.9	30.7	78.3	86.7	69.2
Purchase Commitments (2)	42.7	42.7
Operating Lease Obligations	4.4	1.7	1.9	0.6	0.2
Other Long Term Liabilities (3)	8.0	7.5	0.5
Total Contractual Obligations	$814.2	$85.8	$87.1	$93.7	$547.6

(1) Expected future interest payments based on existing debt. Variable interest rate debt payments based on assumed interest rate increases.

(2) Primarily related to the receipt of various goods and services as of December 31, 2004.

(3) Advisory and consulting fees for certain current and former officers and directors of the Company and the 2005 expected contribution to the funded pension plan.

We expect cash flow from operations and the amounts available under our revolving credit agreement will be sufficient to cover any additional increases in working capital. While there can be no assurance, management believes we will comply with all financial performance covenants during the next twelve months. Should we not comply with the covenants, additional significant actions will be required. These actions may include, among others, an attempt to renegotiate our debt facilities, sales of assets, restructuring and reductions in capital expenditures.

Off Balance Sheet Arrangements

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” We do not have any variable interest entities or off balance sheet arrangements as defined by this pronouncement.

Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes. See Interest Rate Risk and Commodity Price Risk below for discussion of our expectations as regards to future use of interest rate and commodity price derivatives.

Interest Rate Risk.   We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, we have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 2004 and 2003, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical 10% increase in interest rates would decrease the fair value of our fixed rate long-term debt outstanding by $7.6 million. A hypothetical 10% increase in the interest rates on our variable rate long-term debt for a duration of one year would increase interest expense by approximately $1.5 million in 2005.

Foreign Currency Exchange Risk.   Approximately 39% of the Outdoor Products segment’s sales and 57% of its operating costs and expenses were transacted in foreign currencies in 2004. As a result, fluctuations in exchange rates impact the amount of the Outdoor Products segment’s reported sales and operating income. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe (principally France and Germany). During the past three years, we have not used derivatives to manage any foreign currency exchange risk and, at December 31, 2004, no foreign currency exchange derivatives were outstanding. The table below illustrates the estimated effect of a hypothetical immediate 10% change in major currencies (defined for us as the euro, Canadian dollar and Brazilian real):

	Effect of 10% Weaker U.S. Dollar
(Dollar amounts in millions)	Sales	Cost of Sales	Operating Income
Euro	$4.3	$(0.7)	$3.1
Canadian Dollar	1.4	(4.5)	(2.8)
Brazilian Real	0.2	(0.6)	(0.7)

Commodity Price Risk.   We secure raw materials through purchasing functions at each of our operating divisions. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not hedged against the price volatility of any raw materials within our operating segments by using any derivative instruments during 2004, 2003 or 2002.

Our largest sourced commodity is steel, purchases of which in the year ended December 31, 2004 amounted to approximately $72 million. A hypothetical immediate 10% change in the price of steel would have an estimated $7.2 million effect on pre-tax income in 2005. We utilize multiple suppliers to purchase steel. Raw material price volatility has not been significant in recent years, with the exception of steel pricing, which has risen sharply in the past year. We estimate the impact of this increase resulted in our cost of purchased steel to be $16.3 million higher in 2004 than in 2003. Partially to offset this cost increase, some selling prices to our customers have been increased. We source many of our outdoor care products from Asia through brokers and we anticipate expanding this practice in our other divisions. For example, we believe that we can source both timber harvesting and lawnmower components at a lower cost from international locations. Historically, we have not incurred any issues of significance in sourcing internationally, in part due to the fact that there are multiple suppliers for the products we purchase.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

We record reductions to selling prices as products are shipped. These reductions are based on competitive and market conditions, in addition to specific customer contracts in some instances. These reductions are estimated and recorded at the time of shipment either through a reduction to invoice or the establishment of an accrual for payment at a later date. The amount accrued may increase or decrease prior to payment due to customer performance and market conditions.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. Such allowance is based on an ongoing review of customer payments against terms and a review of customers’ financial statements and conditions through monitoring services. Based on these reviews, additional allowances may be required and are recorded in the appropriate period.

Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of our business units. We adjust for changes in demand by reducing or increasing production levels. We estimate the required inventory reserves for excess or obsolete inventory by assessing inventory turns and market selling prices on a product by product basis. We maintain such reserves until a product is sold or market conditions require an increase in the reserves.

We offer certain warranties with the sale of our products. The warranty obligation is recorded as a charge to cost of goods sold and as a liability on the balance sheet and is estimated based upon historic customer claims, supplier performance and new product reliability analysis. Should a change in trend occur in customer claims, an increase or decrease in the warranty liability may be necessary.

We incur expenses in connection with product liability claims as a result of alleged product malfunctions or defects. We maintain insurance for a portion of this exposure and record a liability for our non-insured obligations. We estimate our product liability obligations on a case by case basis, in addition to a review of product performance trends. These estimated obligations may be increased or decreased as more information on specific cases becomes available or performance trends change.

We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated trend in health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, as well as to the requirements of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’Accounting for Post-Retirement Costs other than Pensions. The assumed rate of return on plan assets was 8.9% for 2004 and we anticipate the same rate to be utilized in 2005. We believe this rate is reasonable, given the asset composition and long-term historic trends. We lowered our discount rate assumption to 5.8% to determine our plan liabilities at December 31, 2004 from 6.1% in the previous year due to the market declines in benchmark interest rates. We assumed that health care costs in 2004 would increase by 10% per year and future increases would decline by 1% per year until 5% is reached. Our annual post-retirement expenses can be impacted by changes in these assumptions. A 1% change in the return on assets would change annual pension expense by $0.8 million. A 1% decrease in the discount rate as of December 31, 2004 would result in $2.1 million in increased pension expenses in 2005 and a 1% increase in the discount rate as of December 31, 2004 would decrease pension expense in 2005 by $1.8 million. A 1% change in the health care cost trend assumption for 2005 and beyond would change annual post-retirement medical costs by approximately $0.5 million a year.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act introduces a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to the new Medicare Part D. The Company believes its Post-Retirement Medical Plan is actuarially equivalent to Part D and as such is reflecting a reduction in the annual net periodic postretirement benefit cost of $0.5 million, on account of the expected subsidy from Medicare Part D. The reduction of the net periodic postretirement benefit cost is comprised of a $0.2 million reduction in the accumulated post-retirement benefit obligation attributed to past service, a $0.2 million reduction in actuarial losses, and a $0.1 million reduction in the current period’s service cost.

In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2004 we have a deferred tax asset valuation allowance of $57.9 million.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted this interpretation in March 2004. We have not identified any variable interest entities for which we are the primary beneficiary or have significant involvement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently evaluating SFAS No. 123(R), including the method of adoption, and expect its adoption will result in increased compensation expense in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Related Party Transactions

As of December 31, 2003 Lehman Brothers Merchant Banking Partners II L.P. and its affiliates (“Lehman Brothers”) owned 26.3 million shares, or approximately 85%, of our outstanding common stock. In addition Lehman Brothers held 1.0 million warrants, plus a 12% Convertible Preferred Equivalent Security with a principal amount of $20 million and interest payable in payments-in-kind (“PIKs”). Messrs. James and Shutzer, each being one of our directors, are investors in the Lehman Brothers Merchant Banking Fund. Mr. Shutzer, who is no longer a director since his resignation on December 9, 2004 for personal reasons, was a consultant to, and Mr. James is a Managing Director of, Lehman Brothers.

Since the August 1999 Merger and Recapitalization, Lehman Brothers has performed various advisory and financial services for us. Through the end of 2003, Lehman Brothers has charged us fees totaling $9.3 million ($5.0 million in underwriting fees relating to the sale of Alliant Techsystems, Inc. (“ATK”) stock received in the sale of our sporting equipment group segment (“SEG”), $2.6 million in advisory fees relating to the sale of SEG to ATK, and $0.7 million in commitment fees paid through the administrative agent relating to the refinancing of our credit facility in 2003).

In 2004 additional amounts were paid to Lehman Brothers and certain affiliates. In the early part of 2004 payment of $1.0 million was made relating to the refinancing of our credit facility in 2003. In August, 2004 we executed a series of refinancing transactions that included the payment to Lehman Brothers of $2.9 million in underwriting fees for the issuance of our 8 7/8% Senior Subordinated Notes, $3.3 million in underwriting fees for the issuance of 13.8 million shares of our common stock, and $30.1 million as repayment of our 12% Convertible Preferred Equivalent Security (composed of $20.0 million principal, the prepayment premium of $0.5 million, or 2.4% of the principal amount, plus $9.6 million accrued and unpaid PIK interest). These payments were made using a portion of the net proceeds from the refinancing transactions. Additionally, $3.2 million in advisory fees was accrued for the 2004 refinancing activities.

In December, 2004 Lehman Brothers sold approximately 11.3 million shares through a secondary public offering, reducing their common stock ownership to 15.0 million shares, or approximately 33%, plus the 1.0 million warrants. One of the two new directors that the Company elected in January 2005, Mr. Collins, is a principal of Lehman Brothers Merchant Banking Fund.

Forward Looking Statements

Forward looking statements in this report, including without limitation management’s “outlook,” “guidance,” expectations,”  “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, as defined by the Private Securities Litigation Reform Act of 1995, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. These specific areas involving certain estimates and assumptions are foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, and the anticipated level of applicable interest rates. To the extent that these, or any other such assumptions are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk” included elsewhere in this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the independent registered public accounting firm to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company’s most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made by the independent registered public accounting firm and by the internal audit function, that is performed on an outsourcing basis by an independent public accounting firm other than our external auditors. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

Three directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel and the Company’s independent registered public accounting firm each year to consider the results of external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent registered public accounting firm of the Company to ensure free access by the independent registered public accounting firm to the committee.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the financial statements prepared by the Company. Their opinion on these statements appears herein.

JAMES S. OSTERMAN	CALVIN E. JENNESS
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Blount International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index under item 15(A) (1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(A) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Portland, Oregon
March 4, 2005

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Dollar amounts in millions, except per share data)	2004	2003	2002
Sales	$692.6	$559.1	$479.5
Cost of sales	459.4	369.4	318.3
Gross profit	233.2	189.7	161.2
Selling, general and administrative expenses	118.9	105.7	91.5
Restructuring expenses		0.2	7.2
Operating income	114.3	83.8	62.5
Interest expense	(61.3)	(69.8)	(72.2)
Interest income	2.3	4.4	1.1
Other expense, net	(39.9)	(3.6)	(0.7)
Income (loss) from continuing operations before income taxes	15.4	14.8	(9.3)
Provision (benefit) for income taxes	9.1	44.9	(4.5)
Income (loss) from continuing operations	6.3	(30.1)	(4.8)
Discontinued operations:
Net income from operations, net of taxes of $0.3			0.5
Loss on disposal, net of taxes of $0.9			(1.4)
Net income (loss)	$6.3	$(30.1)	$(5.7)
Basic income (loss) per share:
Continuing operations	$0.17	$(0.98)	$(0.16)
Discontinued operations			(0.03)
Net income (loss)	$0.17	$(0.98)	$(0.19)
Diluted income (loss) per share:
Continuing operations	$0.16	$(0.98)	$(0.16)
Discontinued operations			(0.03)
Net (income) loss	$0.16	$(0.98)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	December 31,
(Dollar amounts in millions, except share and per share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$48.6	$35.2
Accounts receivable, net of allowance for doubtful accounts of $2.4 and $3.0, respectively	75.0	64.4
Inventories	81.1	67.7
Other current assets	4.6	29.7
Total current assets	209.3	197.0
Property, plant and equipment, net	97.9	92.0
Goodwill	76.9	76.9
Deferred financing costs	23.9	21.5
Other assets	16.7	16.6
Total Assets	$424.7	$404.0
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$3.2	$6.6
Accounts payable	39.3	29.7
Accrued expenses	68.8	73.7
Total current liabilities	111.3	110.0
Long-term debt, exclusive of current maturities	491.0	603.9
Deferred income taxes	4.9	2.8
Employee benefits	62.2	66.5
Other liabilities	11.5	14.5
Total liabilities	680.9	797.7
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 44,969,886 and 30,827,738 outstanding	0.5	0.3
Capital in excess of par value of stock	553.6	424.6
Accumulated deficit	(810.1)	(816.4)
Accumulated other comprehensive income	(0.2)	(2.2)
Total stockholders’ deficit	(256.2)	(393.7)
Total Liabilities and Stockholders’ Deficit	$424.7	$404.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

(Dollar amounts in millions)	Year Ended December 31,
Cash flows from operating activities:	2004	2003	2002
Net income (loss)	$6.3	$(30.1)	$(5.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations			0.9
Early extinguishment of debt	47.0	2.8	0.5
Depreciation, amortization and other non-cash charges	22.4	21.6	22.2
Deferred income taxes	2.1	43.1	(10.8)
Loss on disposal of property, plant and equipment	0.4	0.8	1.6
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10.5)	(6.0)	(1.6)
(Increase) decrease in inventories	(13.4)	(2.9)	3.3
(Increase) decrease in other assets	25.3	4.6	3.2
Increase (decrease) in accounts payable	9.6	4.3	5.8
Increase (decrease) in accrued expenses	(8.7)	4.3	(1.5)
Increase (decrease) in other liabilities	(4.7)	13.3	9.7
Net cash provided by continuing operations	75.8	55.8	27.6
Net cash provided by discontinued operations			1.2
Net cash provided by operating activities	75.8	55.8	28.8
Cash flows from investing activities:
Payments for (proceeds from) sales of property, plant and equipment	0.2	(0.6)	8.0
Purchases of property, plant and equipment	(21.7)	(16.5)	(17.1)
Net cash used in continuing operations	(21.5)	(17.1)	(9.1)
Net cash used in discontinued operations			(23.8)
Net cash used in investing activities	(21.5)	(17.1)	(32.9)
Cash flows from financing activities:
Net decrease in short-term borrowings			(5.1)
Issuance of long-term debt	435.5	118.0
Debt issuance costs	(16.0)	(9.7)
Reduction of long-term debt	(559.5)	(138.3)	(11.8)
Debt redemption costs	(31.2)	(0.1)	(0.2)
Gross proceeds from sale of stock	138.0
Issuance costs related to sale of stock	(9.4)
Exercise of stock options	1.7	0.2
Net cash used in financing activities	(40.9)	(29.9)	(17.1)
Net increase (decrease) in cash and cash equivalents	13.4	8.8	(21.2)
Cash and cash equivalents at beginning of period	35.2	26.4	47.6
Cash and cash equivalents at end of period	$48.6	$35.2	$26.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Blount International, Inc. and Subsidiaries

(Dollar amounts in millions)	Shares (in 000’s)	Common Stock	Capital in Excess of Par	Retained Earnings Deficit	Accumulated Other Comprehensive Income	Total
Balance December 31, 2001	30,796	$0.3	$424.3	$(780.6)	$6.1	$(349.9)
Net loss				(5.7)		(5.7)
Other comprehensive income (loss):
Foreign currency translation adjustment					1.5	1.5
Unrealized losses					(0.6)	(0.6)
Minimum pension liability adjustment					(14.2)	(14.2)
Comprehensive loss, net						(19.0)
Balance December 31, 2002	30,796	0.3	424.3	(786.3)	(7.2)	(368.9)
Net loss				(30.1)		(30.1)
Other comprehensive income (loss):
Foreign currency translation adjustment					2.1	2.1
Unrealized losses					0.4	0.4
Minimum pension liability adjustment					2.5	2.5
Comprehensive loss, net						(25.1)
Exercise of stock options	32		0.2			0.2
Stock compensation			0.1			0.1
Balance December 31, 2003	30,828	0.3	424.6	(816.4)	(2.2)	(393.7)
Net income				6.3		6.3
Other comprehensive income (loss):
Foreign currency translation adjustment					1.3	1.3
Unrealized losses					(0.3)	(0.3)
Minimum pension liability adjustment					1.0	1.0
Comprehensive income, net						8.3
Proceeds from sale of stock	13,800	0.2	127.0			127.2
Exercise of stock options	342		1.7			1.7
Stock compensation			0.3			0.3
Balance December 31, 2004	44,970	$0.5	$553.6	$(810.1)	$(0.2)	$(256.2)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business.   Headquartered in Portland, Oregon, Blount International, Inc. and its subsidiaries (the “Company”) is a manufacturer of equipment, accessories and replacement parts to the global forestry, yard care and general contractor industries. The Company manufactures and markets branded products in focused end markets, serving professional loggers, construction workers, homeowners, equipment dealers and distributors and original equipment manufacturers (“OEMs”). The Company’s products include cutting chain, guide bars, sprockets and accessories for chainsaws, concrete cutting equipment, lawnmower blades and accessories for outdoor care, timber harvesting equipment, industrial tractors and loaders, rotation bearings, mechanical power transmission units and zero-turn riding lawnmowers. The Company maintains manufacturing facilities in the United States, Canada and Brazil and is establishing a manufacturing facility in The People’s Republic of China.

Consolidation.   The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Merger and Recapitalization.   On August 19, 1999, Blount International, Inc., a Delaware corporation, merged with Red Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. (“Lehman Merchant Banking”). This transaction was accounted for as a recapitalization under generally accepted accounting principles. Accordingly, the historical basis of the Company’s assets and liabilities was not impacted by the transaction.

As a result of the proration and stock election procedures related to the merger, approximately 1.5 million shares of Blount International’s pre-merger outstanding Class A and Class B common stock were retained by existing shareholders and exchanged, on a two-for-one basis, for 3.0 million shares of post-merger outstanding common stock of a single class. Lehman Merchant Banking and certain of its affiliates and certain members of Company management made a capital contribution of $417.5 million and received 27.8 million shares of post-merger outstanding common stock. Lehman Merchant Banking and its affiliates controlled 85.2% of the 30.8 million shares outstanding following the merger and maintained a controlling ownership interest in the Company until December 2004. Following a public offering of the Company’s stock by the Company in August 2004, and a secondary public offering of the Company’s stock by Lehman Merchant Banking in December 2004, Lehman Merchant Banking and its affiliates controlled 33.4% of the Company’s outstanding common stock as of December 31, 2004.

The 1999 merger was financed by the equity contribution of $417.5 million, senior term loans of $400 million and senior subordinated notes of $325 million issued by Blount, Inc., a wholly-owned subsidiary of the Company. On May 15, 2003 a new credit facility was established and the existing term loan facility was extinguished. In August 2004, the Company completed a series of refinancing transactions. On August 9, 2004 and December 1, 2004 the senior credit facilities were again amended. For additional information on the Company’s credit agreements see Note 3 to the Consolidated Financial Statements. See also Note 7 to the Consolidated Financial Statements.

Basis of Presentation.   In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2004 and 2003 and the results of operations and cash flows for each of the three years ended December 31, 2004. These financial statements must be read in conjunction with the Notes to Consolidated Financial Statements.

The Company has realigned its business segments effective January 1, 2003 and now reports results in three segments: Outdoor Products, Industrial and Power Equipment and Lawnmower.

Use of Estimates.   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liabilities and related expenses, other legal proceedings, employee benefit plans, income taxes, discontinued operations and contingencies. It is reasonably possible that actual results could differ materially from those estimates and significant changes to estimates could occur in the near term.

Cash and Cash Equivalents.   The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates to be cash equivalents.

Inventories.   Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process and finished goods inventories by the first in, first out (“FIFO”) or average cost methods. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment.   These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements – 5 to 45 years; machinery and equipment – 3 to 10 years; furniture, fixtures and office equipment – 3 to 10 years; software – 3 to 5 years; and transportation equipment – 3 to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment under capital lease is capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to continuing operations was $15.3 million, $13.4 million and $13.7 million in 2004, 2003 and 2002 respectively.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended December 31, 2004.

Goodwill.   The Company adopted the provisions of SFAS No. 142, effective January 1, 2002, and under this new standard the Company no longer amortizes goodwill. Accumulated amortization was $34.7 million as of December 31, 2001 and the effect of adopting SFAS No. 142 reduced amortization expense by $3.1 million annually.

Under the provisions of SFAS No. 142, the Company performs an annual review for impairment at the reporting unit level. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit’s fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows which would create further future impairments. No goodwill impairments have been recognized in 2004, 2003 or 2002.

Deferred Financing Costs.   The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the interest method. In the case of early debt repayments , the Company adjusts the value of the corresponding deferred financing costs with a charge to other expense.

Impaired Assets.   The Company evaluates the carrying value of long-lived assets to be held and used, including finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. No impairment charges for long-lived assets have been recognized in 2004, 2003 or 2002.

Insurance Accruals.   It is the Company’s policy to retain a portion of expected losses related to general and product liability, workers’ compensation and vehicle liability losses through retentions or deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Warranty.   The Company offers certain warranties with the sale of its products. An estimate of warranty costs is recognized at the time the related revenue is recognized and the warranty obligation is recorded as a liability on the balance sheet. Warranty cost is estimated using historic customer claims, supplier performance and new product performance. Should a change in trend occur in customer claims or supplier and new product performance, an increase or decrease in the warranty liability may be necessary.

Product Liability.   The Company monitors claims that relate to the malfunction or defects of its products that may result in an injury to the equipment operator or others. The Company records an accrual for its estimated obligation as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims is developed.

Income Taxes.   In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The American Jobs Creation Act of 2004 includes a deduction of up to 9 percent (when fully phased-in) of “qualified production activities income,” as defined in the new law and subject to certain limitations. The benefit of this new deduction, if any, will be accounted for as a special deduction when realized in accordance with FASB Staff Position No. 109-1.

Foreign Currency.   For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as “other comprehensive income” in stockholders’ equity (deficit). The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments to pretax income were not material in 2004, 2003 and 2002.

Derivative Financial Instruments.   The Company accounts for any derivative financial instruments in accordance with SFAS 133, as amended by SFAS 138 and SFAS 149, “Accounting for Derivative Instruments and Hedging Activities”. This adoption has not had a material impact on the results of operations. As of December 31, 2004, the Company did not have any material derivative contracts outstanding.

Guarantees.   Effective January 1, 2003, the Company’s method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”   The interpretation expands on the accounting guidance of FASB Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which was superseded by FIN 45. Under the provisions of FIN 45, at the time a guarantee is issued, the Company recognizes an initial liability for the fair value or market value of the obligation it assumes.

Revenue Recognition.   Revenue is recognized when persuasive evidence of an arrangement exists, title has passed, the price to the customer is fixed or determinable and collectibility is reasonably assured, which has historically been upon the date of shipment of product. There are an insignificant amount of shipments with FOB destination terms, for which revenue is not recognized until delivery has occurred.

Shipping and Handling costs.   The Company incurs expenses for the delivery of incoming goods and services and the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed and cost of goods sold if incurred by the Company in accordance with the Emerging Issues Task Force’s Issue (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs”.

Sales Incentives.   The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product and advertising allowances. The cost of such expenses is recorded at the time of sale and revenue recognition and recorded as a reduction to revenue, with the exception that free product is recorded as cost of sales, in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.

Advertising.   Advertising costs are expensed as incurred except for cooperative advertising, which is accrued over the period the revenues are recognized, and sales materials, such as brochures and catalogs, which are accounted for as prepaid supplies and expensed over the period used. Advertising costs from continuing operations were $8.2 million, $7.4 million and $6.7 million for 2004, 2003 and 2002 respectively.

Research and Development.   Expenditures for research and development are expensed as incurred. These costs were $2.9 million, $2.9 million and $3.0 million for 2004, 2003, and 2002 respectively.

Stock-Based Compensation.   As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” The Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant or modification over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123”. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s net earnings (loss) and net earnings (loss) per share would have been as follows:

	Year Ended December 31,
(Dollar amounts in millions, except per share amounts)	2004	2003	2002
Net income (loss) as reported	$6.3	$(30.1)	$(5.7)
Add: stock-based employee compensation cost, net of tax, included in the reported results	0.2	0.1
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income (loss) under fair value method	(2.0)	(1.1)	(1.2)
Pro forma net income (loss)	$4.5	$(31.1)	$(6.9)
Basic earnings (loss) per share as reported	$0.17	$(0.98)	$(0.19)
Pro forma	0.12	(1.01)	(0.22)
Diluted earnings (loss) per share as reported	0.16	(0.98)	(0.19)
Pro forma	0.12	(1.01)	(0.22)

For purposes of computing the pro forma amounts, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

	Year Ended December 31,
(Dollar amounts in millions)	2004		2003		2002
Estimated lives of plan options	5 yea	rs	5 yea	rs	5 yea	rs
Risk-free interest rate	3.5%		3.3%		3.4%
Expected volatility	42.5%		38.0%		36.0%
Dividend Yield	0.0%		0.0%		0.0%

The weighted average estimated fair value of options granted during 2004, 2003 and 2002 was $6.30, $2.06 and $1.34, respectively.

Supplemental Cash Flows Information.

	Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Interest paid	$66.2	$63.9	$64.9
Income taxes paid (refunded), net	(12.3)	9.0	5.2

Reclassifications.   Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net loss or net stockholders’ equity.

NOTE 2:   INCOME TAXES

Income (loss) from continuing operations before provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Income (loss) from continuing operations before income taxes:
Domestic	$(12.5)	$(9.9)	$(29.2)
Foreign	27.9	24.7	19.9
Total	$15.4	$14.8	$(9.3)

The provision (benefit) for income taxes attributable to income (loss) from continuing operations is as follows:

	Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Current
Federal		$(26.1)	$(13.3)
State	$0.3	0.1	1.0
Foreign	10.0	14.3	6.5
Deferred
Federal		57.4	1.3
State		(3.0)	0.1
Foreign	(1.2)	2.2	(0.1)
Provision (benefit) for income taxes	$9.1	$44.9	$(4.5)

In 2004 and 2003 there were no other tax provisions included in the financial statements. In 2002, the Company also recorded an income tax benefit of $8.7 million for the recognition of a minimum pension liability adjustment that was recorded as other comprehensive income, and a $0.6 million benefit related to discontinued operations.

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is as follows:

	% of income (loss) before tax
	2004	2003	2002
Statutory tax rate	35.0%	35.0%	(35.0)%
Impact of earnings of foreign operations	(5.9)	9.3	(8.5)
Resolution of Canadian Competent Authority issues	(9.2)	(10.4)
Reduction of previously accrued foreign taxes		(16.1)
State income taxes, net of federal tax benefit	(1.4)	(19.2)	9.5
Permanent differences	(1.8)	2.7	1.3
Change in estimated contingency	(19.6)	(17.5)	(15.7)
Effective income tax rate before valuation allowance	(2.9)	(16.2)	(48.4)
Valuation allowance	62.0	319.6
Effective income tax rate after valuation allowance	59.1%	303.4%	(48.4)%

The effective income tax rate decreased in 2004 to 59.1% from 303.4% in 2003 primarily as a result of the lower valuation allowance recognized in 2004 compared to 2003. The valuation allowance in 2003 offset all accumulated deferred tax assets whereas the 2004 valuation allowance offset only the 2004 increase in deferred tax assets.

The effective tax rate increased to 303.4% in 2003 from a benefit rate of 48.4% in 2002. This change in the effective rate was caused primarily by the creation of a valuation allowance to reduce deferred tax assets, the beneficial impact of activities associated with foreign operations and an adjustment to the estimated tax contingency.

The components of deferred income tax assets (liabilities) applicable to temporary and permanent differences at December 31, 2004 and 2003 are as follows:

	December 31,
(Dollar amounts in millions)	2004	2003
Deferred tax assets:
Employee benefits	$28.1	$30.4
Other accrued expenses	14.8	13.9
Net operating loss and capital loss carryforwards	24.1	12.5
Other – net	2.5	2.5
Sub-total before valuation allowance	69.5	59.3
Less valuation allowance	(57.9)	(47.3)
Net deferred tax assets	11.6	12.0
Deferred tax liabilities:
Property, Plant and Equipment basis differences	(14.0)	(11.1)
Other accrued expenses	(0.6)	(0.9)
Foreign – net	(1.9)	(2.8)
Net deferred tax liabilities	(16.5)	(14.8)
Net deferred tax position	$(4.9)	$(2.8)

In 2003, the Company recorded a valuation allowance against its deferred tax assets in the United States. The deferred tax assets are comprised principally of domestic net operating loss carryforwards generated during 2001 and 2003, state net operating loss carryforwards generated from 1998 forward, a domestic capital loss carryforward from 2001 and other expenses not currently deductible for tax. Subsequent to 2003, additional deferred tax assets and valuation allowances were recorded for net operating losses and other expenses not currently deductible for tax. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these items expire. Although management anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating losses must weigh heavily in assessing the realizability of deferred tax assets.

As of December 31, 2003, the Company had approximately $21.6 million in federal income taxes receivable relating to domestic net operating loss carrybacks and income tax refund claims associated with the Competent Authority process between the United States of America and Canada for the years 1994 through 1999. This receivable was included on the Consolidated Balance Sheets in other current assets as of December 31, 2003. This refund was received in the fourth quarter of 2004.

As of December 31, 2004, the Company had domestic net operating loss carryforwards of $52.9 million and state net operating loss carryforwards of $84.7 million that expire at various dates from 2007 through 2025. These net operating loss carryforwards include $2.4 million of deductions due to stock option exercises for which the tax benefits, if realized, will be recorded to equity and not to results of operations. Additionally, the Company has a domestic capital loss carryforward of $0.5 million that expires in 2007 and foreign tax credit carryforwards of $1.4 million that expire by 2009. Utilization of federal and state carryforwards is limited when there has been an ownership change as defined in the Internal Revenue Code of 1986. Such a change occurred in December 2004 as a result of the secondary public offering of the Company’s common stock by Lehman Merchant Banking. Utilization of the federal net operating loss will be limited to approximately $27.0 million annually, although any unused limitation in a given year can be carried forward to the next year.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so. As of December 31, 2004, undistributed earnings of international subsidiaries were $87.9 million. The American Jobs Creation Act of 2004, signed into law October 22, 2004, includes a one-time election to deduct 85 percent of certain foreign earnings that are repatriated, as defined in the act. The Company is evaluating the effects of repatriating a portion of its undistributed earnings of foreign subsidiaries but cannot yet reasonably estimate the tax effects of such potential repatriation. The Company expects to complete its evaluation during 2005.

The Company has settled its issues with the Internal Revenue Service through the 1998 fiscal year with no material adverse effect. The periods from fiscal 2001 through 2004 are still open for review. As of December 31, 2004, the Canada Revenue Agency has initiated an examination of tax years 2000, 2001 and 2002.

NOTE 3:   DEBT AND FINANCING AGREEMENTS

Long-term debt consisted of the following:

	December 31,
(Dollar amounts in millions)	2004	2003
Term Loans	$319.2	$115.5
8 7/8% Senior subordinated notes	175.0
13% Senior subordinated notes		323.2
7% Senior notes		149.7
12% Preferred equivalent security		22.1
Revolving credit facility
Total Debt	494.2	610.5
Less current maturities	(3.2)	(6.6)
Total long-term debt	$491.0	$603.9

Minimum principal payments required are as follows:

(Dollar amounts in millions)	Payments
2005	$3.2
2006	3.2
2007	3.2
2008	3.2
2009 and beyond	481.4
Total Debt	$494.2

As of December 31, 2004 the Company did not have any material capital leases.

The debt position as of December 31, 2004 reflects the effects of several significant refinancing transactions that have occurred during 2004 and that have affected all of the long term debt outstanding at December 31, 2003 as described below.

Debt and Financing Agreements as of December 31, 2003.   In June 1998, Blount issued senior notes (“the 7% Senior Notes”) with a stated interest rate of 7% in the principal amount of $150 million maturing on June 15, 2005.

In August 1999, Blount issued senior subordinated notes with an interest rate of 13% (“the 13% Senior Subordinated Notes”) in the principal amount of $325 million. The 13% Senior Subordinated Notes provided for a premium for the redemption of an aggregate of 35% of the senior subordinated notes until August 1, 2002, and for redemption at a premium of all or part of the 13% Senior Subordinated Notes after August 1, 2004 until August 1, 2007, when the 13% Senior Subordinated Notes were redeemable at par. Blount, Inc. also entered into a senior credit facility with an aggregate principal amount of $500.0 million.

On March 2, 2001, an affiliate of Lehman Merchant Banking, the Company’s controlling shareholder at that time, invested $20 million in the form of a preferred equivalent security, together with warrants to acquire 1,000,000 shares of Blount International common stock (or approximately 3% of Blount International’s outstanding shares at the time) that are exercisable immediately at a price of $0.01 a share. The security had a 12% annual interest rate that was compounded annually and was paid in payments-in-kind (“PIK”) for the first five years of the term. The security could be converted into convertible preferred stock at the option of the holder. The Company recorded the fair value of the warrants at $7.0 million as a credit to additional paid-in capital and a debt discount to the $20 million security, and the balance increased through accretion of the discount and the accrual of interest.

On May 15, 2003 the Company entered into a new credit facility in the amount of $190.0 million to extinguish the previous senior credit facility. The Company utilized $149.9 million of the new facility, including $31.9 million on a revolving credit facility, to repay the previous credit facility of $133.5, pay $7.7 million towards fees and expenses for the loan agent and others, and provide $7.7 million cash to temporarily collateralize outstanding letters of credit. Prior to the end of the second quarter of 2003, the Company paid off the revolving credit facility balance in full by, among other sources, using the $25.0 million returned to the Company that was previously held in escrow as part of the sale of the Company’s Sporting Equipment segment in 2001.

The 2003 credit facility consisted of a $67.0 million revolving credit facility (none outstanding as of December 31, 2003), a term A loan of up to $32.0 million ($29.9 million outstanding as of December 31, 2003), a term B loan of up $85.0 million ($80.0 million outstanding as of December 31, 2003) and a Canadian term loan of up to $6.0 million ($5.6 million outstanding as of December 31, 2003). The term of the credit facility was for five years with scheduled quarterly repayments.

2004 Refinancing Transactions.   On August 9, 2004, the Company executed a series of refinancing transactions. These three transactions, referred to as the “2004 Refinancing Transactions”, included:

•                    Issuance of 13,800,000 shares of common stock, which generated gross proceeds of $138.0 million;

•                    The issuance of new 8 7/8% senior subordinated notes due in 2012 (the “8 7/8% Senior Subordinated Notes”), which generated gross proceeds of $175.0 million; and

•                    The amendment and restatement of the Company’s existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

The amendment and restatement of the senior credit facilities included, among other things, a reduction in interest rates, revisions to financial compliance ratios, the addition of maximum leverage ratios and revised repayment terms. The amended and restated credit facilities consisted of a revolving credit facility of up to $100.0 million and term loans that include a $4.9 million Canadian term loan facility, a $265.0 million Term B loan facility and a $50.0 million Second Collateral Institutional Loan (‘‘SCIL’’) facility.

The Company used the net proceeds of the 2004 Refinancing Transactions to do the following:

•                    Redeem its 7% Senior Notes with $150.0 million principal outstanding;

•                    Redeem its 13% Senior Subordinated Notes with $323.2 million principal outstanding;

•                    Repay its 12% Convertible Preferred Equivalent Security for $29.6 million principal and accrued interest outstanding; and

•                    Pay related fees and expenses of $27.1 million.

The Company recorded nonrecurring charges of $47.0 million in 2004 resulting from the 2004 Refinancing Transactions, which included other expense of $42.8 million associated with the write-off of debt issuance costs, unamortized discounts and redemption premiums which were incurred and incremental net interest expense of $4.2 million that was incurred during the 30 day notice period applicable to the redemption of the Company’s former notes.

On December 1, 2004, the Company again amended its senior credit facilities to, among other things, provide repayment of the $50.0 million SCIL established in August 2004 with the proceeds from an increase in the Term Loan B limit, adjust certain financial covenants and otherwise to achieve a lower borrowing rate.

With the amendment and restatement of the senior credit facilities, the terms of the revolving credit facility are five years, and the terms of the Canadian term loan facility and Term B loan facility are six years, in each case, from the date of the completion of the refinancing transactions on August 9, 2004. Scheduled quarterly payments under the amended and restated credit facilities are as follows: the Canadian term loan facility requires quarterly payments of US $12,212, with a final payment of $4.6 million due on the maturity date; the Term B loan facility requires quarterly payments of $787,500, with a final payment of $296.2 million due on the maturity date.

The amended and restated senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment amounts related to the sale of Company assets under certain circumstances, the issuance of stock and upon the Company’s annual generation of excess cash flow as determined by the credit agreement. The credit facility provides for term loan interest rate margins to vary based on the Company’s credit facility leverage ratio. The credit facility leverage ratio is defined as the ratio of total outstanding debt under the credit facility (including outstanding letters of credit) to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Interest rates also change based upon changes in LIBOR and/or prime rates and changes in ratings by rating agencies. The amount available on the revolving credit facility is reduced by outstanding letters of credit.

The Company and all of the Company’s domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock. In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral.

The amended and restated credit facility contains financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants in areas such as investments, loans and advances, indebtedness, and the sale of stock and assets. The Company was in compliance with all debt covenants throughout 2004.

The amount available to be drawn on the revolving credit facility is further restricted by our leverage ratio and First Lien Credit Facilities leverage ratio. As of December 31, 2004 the Company had the ability to borrow $92.2 million under the terms of the revolving credit agreement.

As a result of the 2004 Refinancing Transactions, the Company has one registered debt security, the 8 7/8% Senior Subordinated Notes that are due August 1, 2012. These notes are fully and unconditionally, jointly and severally, guaranteed by Blount International, Inc. and all of the Company’s domestic subsidiaries (“guarantor subsidiaries”). All guarantor subsidiaries of these 8 7/8% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company. While Blount International and all of the Company’s domestic subsidiaries guarantee these 8 7/8% Senior Subordinated Notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.

NOTE 4:   INVENTORIES

Inventories consisted of the following:

	December 31,
(Dollar amounts in millions)	2004	2003
Raw materials and supplies	$38.5	$22.2
Work in progress	13.7	10.7
Finished Goods	28.9	34.8
Total inventories	$81.1	$67.7

NOTE 5:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(Dollar amounts in millions)	2004	2003
Land	$4.9	$4.8
Buildings and improvements	65.4	64.9
Machinery and equipment	182.6	173.5
Furniture, fixtures and office equipment	31.3	32.7
Transportation equipment	1.0	1.3
Construction in progress	15.2	5.9
Accumulated depreciation	(202.5)	(191.1)
Total property, plant and equipment, net	$97.9	$92.0

NOTE 6:   CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings (loss) per share computations were as follows:

	Year Ended December 31,
(In thousands)	2004	2003	2002
Shares for basic income (loss) per share computation – weighted average common shares outstanding	36,413	30,809	30,796
Dilutive effect of stock options and warrants	2,061
Shares for diluted income (loss) per share computation	38,474	30,809	30,796

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations. For 2003 and 2002, outstanding stock options, as well as the outstanding warrants held by an affiliate of Lehman Merchant Banking, have been excluded from the computation of diluted EPS because the effect would be anti-dilutive.

In August 2004, the Company issued 13,800,000 new shares of common stock. The shares were sold at $10.00 per share in a public stock offering that generated $138.0 million in gross proceeds. The Company received $127.2 million net of related issuance fees and costs, including underwriting and other fees of $4.7 million to Lehman Merchant Banking and certain of its affiliates. In December 2004, Lehman Merchant Banking and certain of its affiliates sold 11,225,492 shares of the Company’s common stock in a secondary public stock offering. The Company did not receive any proceeds from the December 2004 stock sale.

During 1999 and 2000, the Company’s Board of Directors adopted new stock option plans under which options, either incentive stock options or non-qualified stock options, to purchase the Company’s common stock may be granted to employees, directors and other persons who perform services for the Company. The number of shares which may be issued under these plans may not exceed an aggregate of 5,875,000 shares. The option price per share for incentive stock options may not be less than 100% of fair value, generally calculated as the average of the closing sale prices for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a non-qualified stock option is established on the date of grant and may be less than the fair market value on the date of grant. As of December 31, 2004, options for 1,318,252 shares were available for grant.

A summary of the Company’s stock option plan activity is presented in the following table:

	Year Ended December 31,
	2004		2003		2002
	Shares (in ‘000’s)	Weighted- Average Exercise Price	Shares (in ‘000’s)	Weighted- Average Exercise Price	Shares (in ‘000’s)	Weighted- Average Exercise Price
Outstanding at beginning of period	4,064	$7.66	3,468	$8.17	2,141	$12.30
Granted	633	14.94	665	5.01	1,578	3.60
Exercised	(342)	4.94	(32)	3.54
Forfeited	(172)	6.38	(37)	10.19	(251)	14.82
Outstanding at end of period	4,183	$9.04	4,064	$7.66	3,468	$8.17
Options exercisable end of period	3,651	$7.93	2,233	$8.50	1,587	$9.50

Additional information regarding options outstanding as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding (in ‘000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable (in ‘000’s)	Weighted Average Exercise Price
$2.85 - $5.00	1,734	$3.97	7.2	1,734	$3.97
$5.05 - $8.43	702	5.52	8.6	702	5.52
$13.34 - $16.62	1,747	15.49	6.3	1,215	14.99
Total	4,183	$9.04	7.0	3,651	$7.93

Options outstanding at December 31, 2004 vest over a three year period. In December 2004, 787,660 stock options became fully vested ahead of their scheduled vesting dates because the change of control feature of the stock option agreements was triggered by the reduction in ownership of the Company by Lehman Merchant Banking to less than 50%. Also in December 2004, the Company’s Board of Directors approved the acceleration of vesting on 292,270 stock options that were originally scheduled to vest in 2005 and 2006, in order to make these options consistent with the accelerated vesting of the other options triggered by the change in control and to reduce the net compensation expense recognized.

An affiliate of Lehman Merchant Banking holds warrants to acquire 1,000,000 shares of Blount International common stock that are exercisable immediately at $0.01 a share through March 2, 2013.

NOTE 7:   PENSION AND POST-RETIREMENT BENEFIT PLANS

Funded Defined Benefit Pension and Other Post-Retirement Benefit Plans

The Company sponsors defined benefit pension plans and other post-retirement medical and life benefit plans covering substantially all of its employees in the United States and Canada. The changes in benefit obligations, changes in plan assets and funded status of these funded plans for the years ended December 31, 2004 and 2003, were as follows:

	Pension Benefits		Other Post-retirement Benefits
(Dollar amounts in millions)	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit Obligation at beginning of year	$(144.0)	$(122.5)	$(3.0)	$(3.1)
Service cost	(5.4)	(4.6)
Interest cost	(8.6)	(8.0)	(0.2)	(0.2)
Plan participants’ contributions			(0.1)	(0.1)
Actuarial gains (losses)	(8.6)	(14.7)	(0.4)
Benefits and plan expenses paid	5.6	5.8	0.4	0.4
Benefit obligation at end of year	(161.0)	(144.0)	(3.3)	(3.0)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$86.4	$69.7	$0.9	$1.1
Actual return on plan assets	11.7	16.9	0.1	0.1
Company contributions	14.5	5.6
Plan participants’ contributions			0.1	0.1
Benefits and plan expenses paid	(5.6)	(5.8)	(0.4)	(0.4)
Fair value of plan assets at end of year	107.0	86.4	0.7	0.9
Net funded status	(54.0)	(57.6)	(2.6)	(2.1)
Unrecognized actuarial (gains) losses	45.8	42.9	1.9	1.7
Unrecognized prior service cost	3.7	4.1
Net amount recognized	$(4.5)	$(10.6)	$(0.7)	$(0.4)
Net amount recognized:
Prepaid benefits	$6.0	$4.8
Accrued benefits	(32.9)	(39.0)	$(0.7)	$(0.4)
Accumulated other comprehensive income	18.6	19.5
Intangible asset	3.8	4.1
Net amount recognized	$(4.5)	$(10.6)	$(0.7)	$(0.4)

Domestic Benefit Plans.   Included in the pension benefits columns of the preceding tables are amounts pertaining to the Company’s domestic defined benefit pension plan. As of December 31, 2004, the asset value of this domestic plan was $75.7 million. The other post-retirement benefits columns of the preceding tables reflects a post-retirement medical plan related to a discontinued business. The expected long-term rate of return on these assets was chosen from the range of likely results of compound average annual returns over a twenty year time horizon based on the plan’s current investment policy. The expected return and volatility for each asset class was based on historical equity, bond and cash returns during the period 1926 to 2003. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on this analysis, the expected long-term return assumption for the domestic funded pension plan and the post retirement medical plan is 9.0%.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the domestic pension plan and the post-retirement medical plan. The target allocation is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The current weighted-average target asset allocation for the domestic pension plan and the post-retirement plan is as follows: equity securities 60%, debt securities 35%, real estate 0% and other 5%.

The Company expects to contribute approximately $7.5 million to its domestic pension plan in 2005 and does not expect to make any contributions to the post-retirement medical plan during 2005.

Unfunded Supplemental Non-Qualified Plans

The Company sponsors certain supplemental non-qualified pension plans covering certain employees in the United States which are reflected in the following table under the pension benefits columns. Two rabbi trusts, whose assets are not included in the table below, have been established to fund part of these non-qualified benefits, as well as certain other executive benefits. These two rabbi trusts require the funding of certain executive benefits upon a change in control or threatened change in control. At December 31, 2004 and 2003, approximately $3.4 million and $4.6 million, respectively, were held in these trusts and these amounts are included in other assets in the Consolidated Balance Sheets. The company also sponsors various supplemental retirement and post-retirement medical programs which are reflected in the following table under the other post-retirement benefits columns.

	Pension Benefits		Other Post-retirement Benefits
(Dollar amounts in millions)	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$(6.7)	$(6.5)	$(31.5)	$(26.9)
Service cost	(0.1)	(0.1)	(0.4)	(0.4)
Interest cost	(0.4)	(0.4)	(1.7)	(1.8)
Plan participants’ contributions			(1.0)	(1.3)
Actuarial gains (losses)	0.2	(0.3)	(2.1)	(4.5)
Benefits and plan expenses paid	0.6	0.6	2.6	3.4
Benefit obligation at end of year	(6.4)	(6.7)	(34.1)	(31.5)
Unrecognized actuarial (gains) losses	1.3	1.3	15.2	13.8
Unrecognized prior service cost	(0.2)	(0.1)
Net amount recognized	$(5.3)	$(5.5)	$(18.9)	$(17.7)
Net amount recognized:
Accrued benefits	$(6.0)	$(6.4)	$(18.9)	$(17.7)
Accumulated other comprehensive Income	0.7	0.8
Intangible asset		0.1
Net amount recognized	$(5.3)	$(5.5)	$(18.9)	$(17.7)

Periodic Benefit Costs

The components of net periodic benefit cost and the weighted average assumptions used in accounting for funded and unfunded pension and other post-retirement benefits follow:

	Pension Benefits Year Ended December 31,			Other Post-Retirement Benefits Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$5.5	$4.7	$4.1	$0.4	$0.4	$0.3
Interest cost	9.0	8.4	8.1	1.9	2.0	1.9
Expected return on plan assets	(8.0)	(6.4)	(7.2)	(0.1)	(0.1)	(0.1)
Amortization of actuarial losses	2.4	2.3	0.5	0.8	0.9	0.5
Amortization of transition asset			(0.1)
Amortization of prior service cost	0.4	0.4	1.3
Curtailment and settlement loss			2.4
Total net periodic benefit cost	$9.3	$9.4	$9.1	$3.0	$3.2	$2.6
Weighted average assumptions:
Discount rate	5.8%	6.1%	6.5%	5.8%	6.0%	6.5%
Expected return on plan assets	8.9%	8.9%	8.9%	9.0%	9.0%	9.0%
Rate of compensation increase	3.3%	3.4%	3.6%

The curtailment and settlement loss for 2002 related to the payment of obligations to certain of our current and former executives during 2002.

Primarily due to a decline in the market value of assets held in our defined benefit pension plans, we were required to record minimum pension liability adjustments. The amounts recorded as an increase to equity and other comprehensive income were $1.0 million in 2004 and $2.5 million in 2003.

A 10.0% annual rate of increase in the cost of health care benefits was assumed for 2004; the rate was assumed to decrease 1.0% per year until 5.0% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2004:

(Dollar amounts in millions)	1% Increase	1% Decrease
Effect on service and interest cost components	$0.3	$(0.2)
Effect on other post-retirement benefit obligations	3.7	(3.0)

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act introduces a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to the new Medicare Part D. The Company believes its Post-Retirement Medical Plan is actuarially equivalent to Part D and as such is reflecting a reduction in the annual net periodic postretirement benefit cost of $0.5 million, on account of the expected subsidy from Medicare Part D. The reduction of the net periodic postretirement benefit cost is comprised of a $0.2 million reduction in the accumulated post-retirement benefit obligation attributed to past service, a $0.2 million reduction in actuarial losses, and a $0.1 million reduction in the current period’s service cost.

Defined Contribution Plan

The Company also sponsors a defined contribution 401(k) plan covering substantially all United States employees and matches a portion of employee contributions. The expense for the match was $2.6 million, $2.4 million and $2.4 million in 2004, 2003 and 2002, respectively.

NOTE 8:   COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to five years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, are as follows (in millions): 2005 - $1.7; 2006 - $1.1; 2007 - $0.8; 2008 - $0.3; 2009 - $0.3; 2010 and beyond - $0.2. Rentals charged to continuing operations costs and expenses under cancelable and non-cancelable lease arrangements were $2.1 million, $2.3 million and $2.5 million for 2004, 2003 and 2002, respectively. Certain customers of our Industrial Power Equipment and Lawnmower segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies or reimburse them for any financial loss incurred. The aggregate repurchase amount included in the agreements outstanding as of both December 31, 2004 and 2003 is $4.0 million. These arrangements have not had a material adverse effect on the Company’s operating results in the past. The Company does not expect to incur any material charges related to these agreements in future periods, since any repurchased equipment will likely be resold for approximately the same value.

Guarantees and other commercial commitments are summarized in the following table:

(Dollar amounts in millions)	Year Ended December 31, 2004
Product warranty	$4.9
Letters of credit outstanding	7.9
Third party financing projections (1)	4.0
Accounts receivable securitization (2)	0.4
Total guarantees and other commercial commitments	$17.2

(1)   Applicable to the third party financing agreements for customer equipment purchases.

(2)   Includes guarantees to a third party financing company of certain accounts receivable.

In addition to these amounts, Blount International also guarantees certain debt of its subsidiaries (see Note 14 to the Consolidated Financial Statements).

Changes in our warranty reserve are as follows:

	Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Balance at beginning of period	$4.1	$3.3	$3.3
Accrued	5.9	3.6	5.7
Payments made (in cash or in-kind)	(5.1)	(2.8)	(5.7)
Balance at end of period	$4.9	$4.1	$3.3

Other guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity.

The Company reserves for product liability, environmental remediation and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2004 and December 31, 2003, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

The Company was named a potentially liable person (“PLP”) by the Washington State Department of Ecology (“WDOE”) in connection with the Pasco Sanitary Landfill Site (“Site”). This Site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the Site. The Company further believes that the Site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. Accordingly, based both on volume and on the nature of the waste, the Company believes that it is a de minimis contributor.

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

The Company has accrued $75,000 at December 31, 2004 and 2003 for the potential costs of any clean-up at the Site. The Company spent zero in 2004 and 2003 and $5,600 in 2002 to administer compliance in regards to the Site, primarily for the cost of outside counsel to provide updates on the Site status.

In July 2001, the Company’s former Federal Cartridge Company subsidiary (“Federal”) received notice from the Region V Office of the United States Environmental Protection Agency (“EPA”) that it intended to file an administrative proceeding for civil penalties in connection with alleged violations of applicable statutes, rules, and regulations or permit conditions at Federal’s Anoka, Minnesota ammunition manufacturing plant. The alleged violations included (i) un-permitted treatment of hazardous wastes, (ii) improper management of hazardous wastes, (iii) permit violations and (iv) improper training of certain responsible personnel. The Company retained the liability for this matter under the terms of the sale of Federal in 2001.

In March 2002, EPA served an Administrative Complaint and Compliance Order (“Complaint”) on Federal. The Complaint proposed civil penalties in the amount of $258,593. Federal answered the Complaint, denied liability and opposed the proposed penalties. On December 6, 2002, in response to several preliminary cross motions, the assigned Administrative Law Judge (“ALJ”) held Federal liable for $6,270 in civil penalties and stated that the remaining issues of liability and proposed penalties totaling $252,323 would be ruled on after an administrative hearing. This hearing was held in January  2003.

On September 3, 2004, the ALJ issued a decision assessing $225,000 in civil penalties against Federal. The Company paid this fine in November of 2004, and is pursuing partial indemnification of the amount paid and related attorney fees against a prior owner of Federal. The amount assessed was within the amount the Company had reserved for this matter, and the payment did not have a material adverse affect on the Company’s consolidated financial position, operating results or cash flows.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process until late 2004 at the earliest. The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows. The Company has received no further notice or explanation from Region IX of the EPA as of December 31, 2004.

On December 3, 2003, the Company’s Oregon Cutting Systems facility in Milwaukie, Oregon underwent a Resource Conservation and Recovery Act (“RCRA”) hazardous waste management inspection by the Oregon Department of Environmental Quality (“DEQ”). On February 10, 2004, the Company received a Notice of Non-Compliance from the DEQ regarding alleged violations of state and federal hazardous waste management regulations. None of the alleged violations concern a release or discharge into the environment. In response to the Notice, the Company took certain corrective actions and asked for further explanation of some of the alleged violations. After considering the Company’s various responses, on September 28, 2004, DEQ issued a Notice of Violation and Assessment of Civil Penalty in the amount of $13,400 in the aggregate. The Company did not contest this decision, and has paid the fine.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. One such suit resulted in the Company paying its self-insured retention of $1.0 million during the second quarter of 2003. In addition, the Company is a party to a number of other suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

NOTE 9:   FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. It is also in the process of opening a manufacturing facility in China. The Company sells to customers in these locations and other countries throughout the world. At December 31, 2004, approximately 53.5% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, chainsaw and other OEMs, and are normally not collateralized. See Note 8 for a discussion of the Company’s guarantees under third-party financing arrangements.

The estimated fair values of certain financial instruments at December 31, 2004 and 2003, are as follows:

	2004		2003
(Dollar amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other assets (restricted trust funds and notes receivable)	$3.4	$3.4	$4.6	$4.6
Notes payable and long-term debt (see Note 3)	$494.2	$510.0	$610.5	$633.9

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of notes receivable is estimated based on the discounted value of estimated future cash flows. The fair value of restricted trust funds approximates the carrying amount for short-term instruments and is estimated by obtaining market quotes for longer term instruments. The fair value of long-term debt is estimated based on recent market transaction prices or on current rates available for debt with similar terms and maturities.

One customer accounted for 10.8% and 10.2% at December 31, 2004 and 2003, respectively, of the consolidated accounts receivable balance.

NOTE 10:   DEFERRED FINANCING COSTS

The balance of deferred financing costs was $21.5 million at December 31, 2003. As a result of the 2004 Refinancing Transactions, deferred financing costs of $10.3 million related to the old debt were written off to other expense and $17.2 million of new financing costs were capitalized. Amortization of deferred financing costs for 2004 was $4.5 million, and the ending balance of deferred financing costs at December 31, 2004 was $23.9 million. Scheduled amortization for future years is as follows:

(Dollar amounts in millions)	Estimated Annual Amortization
2005	$3.6
2006	3.7
2007	3.9
2008	4.1
2009 and beyond	8.6
Total amortization	$23.9

Deferred financing costs, and the related amortization expense, will be adjusted if any pre-payments of principal are made to the related outstanding debt. During 2004, the Company accrued $4.7 million in fees to Lehman Merchant Banking and certain of its affiliates related to 2004 refinancing activities.  These fees are included in deferred financing costs.

NOTE 11:   SEGMENT INFORMATION

We identify operating segments based on management responsibility. We have three reportable segments: Outdoor Products, Industrial and Power Equipment and Lawnmower. Outdoor Products manufactures and markets chain, bars, sprockets, and accessories for chainsaw use, concrete cutting equipment, and lawnmower blades and accessories for outdoor care. Industrial and Power Equipment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotation bearings and mechanical power transmission units. The Lawnmower segment manufactures and markets riding lawnmowers and related accessories.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Sales:
Outdoor Products	$422.9	$358.8	$307.4
Industrial and Power Equipment	221.0	165.0	131.7
Lawnmower	49.7	35.7	41.4
Inter Segment Elimination	(1.0)	(0.4)	(1.0)
Total Sales	$692.6	$559.1	$479.5
Operating income (loss):
Outdoor Products	$104.4	$86.2	$67.7
Industrial and Power Equipment	21.5	11.7	5.2
Lawnmower	3.0	(1.2)	2.7
Inter Segment Elimination			0.3
Contribution from segments	128.9	96.7	75.9
Corporate expenses	(14.6)	(12.7)	(6.2)
Restructuring expenses		(0.2)	(7.2)
Operating income	114.3	83.8	62.5
Interest expense	(61.3)	(69.8)	(72.2)
Interest income	2.3	4.4	1.1
Other income (expense), net	(39.9)	(3.6)	(0.7)
Income (loss) from continuing operations before income taxes	$15.4	$14.8	$(9.3)
Depreciation and amortization:
Outdoor Products	$11.5	$9.5	$9.6
Industrial and Power Equipment	3.2	3.3	3.3
Lawnmower	0.7	0.7	0.8
Corporate office	5.0	5.2	5.2
Total depreciation and amortization	$20.4	$18.7	$18.9
Capital expenditures:
Outdoor Products	$18.6	$15.0	$15.3
Industrial and Power Equipment	2.5	0.9	1.4
Lawnmower	0.6	0.6	0.4
Total capital expenditures	$21.7	$16.5	$17.1
Sales by major product line:
Chainsaw components and accessories	$335.8	$283.0	$243.0
Timber harvesting and loading equipment	201.9	151.7	115.9
Outdoor care parts and accessories	65.6	57.5	48.9
Lawnmowers	49.7	35.7	40.9
All others, less than 5% each	39.6	31.2	30.8
Total Sales	$692.6	$559.1	$479.5

	December 31,
(Dollar amounts in millions)	2004	2003
Identifiable assets:
Outdoor Products	$262.2	$227.1
Industrial and Power Equipment	87.5	83.4
Lawnmower	19.3	18.7
Corporate and elimination	55.7	74.8
Total assets	$424.7	$404.0

Information on Geographic Areas

	Year Ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Sales:
United States	$407.6	$331.3	$289.4
European Union	124.0	108.7	91.3
Canada	37.4	23.1	21.9
Brazil	20.1	17.1	13.8
All others, less than 3% each	103.5	78.9	63.1
Total Sales	$692.6	$559.1	$479.5

	December 31,
(Dollar amounts in millions)	2004	2003
Property, plant and equipment – net:
United States	$60.0	$61.1
Canada	21.0	19.1
Brazil	10.0	7.9
European Union	3.9	3.7
China	2.8
All others, less than 1% each	0.2	0.2
Property, plant and equipment – net	$97.9	$92.0

The geographic sales information is by country of destination. Property, plant and equipment is net of accumulated depreciation. One customer, The Electrolux Group, accounted for approximately 10% of consolidated sales in  2003 and 2002 and less than 10% of consolidated sales in 2004. While we expect this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of our segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

NOTE 12:   OTHER INFORMATION

The following balance sheet captions are comprised of the items specified below:

	December 31,
(Dollar amounts in millions)	2004	2003
Other current assets:
Refund of income taxes receivable		$21.6
Interest on income tax refund receivable		3.6
Other	$4.6	4.5
Total other current assets	$4.6	$29.7
Accrued expenses:
Salaries, wages and related withholdings	$25.0	$22.7
Employee benefits	6.8	8.1
Product liability costs	4.7	4.0
Accrued interest	7.0	19.9
Accrued customer incentives	6.3	2.6
Warranty reserve	4.9	4.1
Accrued taxes	4.2	3.1
Other	9.9	9.2
Total accrued expenses	$68.8	$73.7

NOTE 13:   RESTRUCTURING

During the first quarter of 2001, we incurred a restructuring charge of $16.2 million related to the closure of a manufacturing facility in Zebulon, North Carolina, the modification of certain employee benefit plans and a reduction in headcount and expenses principally at the corporate headquarters. The manufacturing facility closure directly impacted 39 hourly employees and three salaried employees, and the corporate action impacted five employees.

In the first quarter of 2002, we incurred a restructuring charge related to the closure and relocation of our headquarters from Montgomery, Alabama to Portland, Oregon. An initial charge of $5.6 million was recorded and we incurred an additional $0.7 million in transition expenses during the year. Eighteen corporate employees were impacted by this restructuring action.

In the fourth quarter of 2002, we recorded a $1.4 million charge related to the closure of a portion of a facility and relocation of that equipment between our plants within the Outdoor Products segment. In the first quarter of 2003 an additional charge of $0.2 million for this relocation project was incurred for severance expense affecting 19 hourly employees and 4 salaried employees.

The following table outlines the original expenses, the subsequent charges against the restructuring liability and adjustments to the liability for changes in estimates pertaining to each of these three restructuring actions:

(Dollar amounts in millions)	Plant Closure/ Headcount reduction/ Benefit Modification Q1/2001	Corporate Office Relocation Q1/2002	Asset Relocation Q4/2002
Severance
Corporate employees	$8.0	$5.6
Manufacturing facility	0.5
Benefits	4.0
Facility closure	0.2		$1.4
Professional fees	1.4
All other	2.1
Total original expense	$16.2	$5.6	$1.4
Charges against liability:
2001	(13.1)
2002	(2.0)	(4.7)
2003	(0.6)	(0.4)	(1.1)
2004	(0.4)	(0.1)	(0.3)
Adjustments to liability:
2001
2002		(0.5)
2003	(0.1)	0.1
Balance at December 31, 2004	$0.0	$0.0	$0.0

NOTE 14:   CONSOLIDATING FINANCIAL INFORMATION

As a result of the 2004 Refinancing Transactions, the Company has one registered debt security with a guarantee, the 8 7/8% Senior Subordinated Notes that are due August 1, 2012. These notes were issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by Blount International and all of the Company’s domestic subsidiaries (“guarantor subsidiaries”). All guarantor subsidiaries of these 8 7/8% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company. While Blount International and all of the Company’s domestic subsidiaries guarantee these 8 7/8% Senior Subordinated Notes, none of the Company’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.

The following consolidating financial information sets forth condensed consolidating financial information, statements of operations and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Dollar amounts in millions)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations Information
For the Year Ended December 31, 2004
Sales		$457.6	$162.9	$231.3	$(159.2)	$692.6
Cost of sales		326.7	127.8	169.7	(164.8)	459.4
Gross profit		130.9	35.1	61.6	5.6	233.2
Selling, general and administrative expenses		72.1	17.0	29.8		118.9
Operating income (loss)		58.8	18.1	31.8	5.6	114.3
Interest expense	$(20.5)	(38.9)	(0.1)	(1.8)		(61.3)
Interest Income		1.7	0.1	0.5		2.3
Other income (expense), net	(5.6)	(29.2)	(3.7)	(1.4)		(39.9)
Income (loss) from continuing operations before income taxes	(26.1)	(7.6)	14.4	29.1	5.6	15.4
Provision (benefit) for income taxes		(0.6)	0.9	8.8		9.1
Income (loss) from continuing operations	(26.1)	(7.0)	13.5	20.3	5.6	6.3
Equity in earnings (losses) of affiliated companies, net	32.4	39.4			(71.8)
Net income (loss)	$6.3	$32.4	$13.5	$20.3	$(66.2)	$6.3
For the Year Ended December 31, 2003
Sales		$364.6	$127.3	$201.4	$(134.2)	$559.1
Cost of sales		258.6	100.5	148.2	(137.9)	369.4
Gross profit		106.0	26.8	53.2	3.7	189.7
Selling, general and administrative expenses		64.1	16.7	24.9		105.7
Restructuring expenses			0.2			0.2
Operating income (loss)		41.9	9.9	28.3	3.7	83.8
Interest expense	$(19.7)	(46.2)	(0.4)	(3.5)		(69.8)
Interest Income		4.0		0.4		4.4
Other income (expense), net		0.7	(3.1)	(1.2)		(3.6)
Income (loss) from continuing operations before income taxes	(19.7)	0.4	6.4	24.0	3.7	14.8
Provision (benefit) for income taxes		26.8	3.5	14.6		44.9
Income (loss) from continuing operations	(19.7)	(26.4)	2.9	9.4	3.7	(30.1)
Equity in earnings (losses) of affiliated companies, net	(10.4)	16.0	0.2		(5.8)
Net income (loss)	$(30.1)	$(10.4)	$3.1	$9.4	$(2.1)	$(30.1)

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Dollar amounts in millions)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations Information
For the Year Ended December 31, 2002
Sales		$305.4	$121.5	$167.8	$(115.2)	$479.5
Cost of sales		209.4	94.4	128.8	(114.3)	318.3
Gross profit		96.0	27.1	39.0	(0.9)	161.2
Selling, general and administrative expenses	$0.5	53.2	17.1	20.7		91.5
Restructuring expenses		7.2				7.2
Operating income (loss)	(0.5)	35.6	10.0	18.3	(0.9)	62.5
Interest expense	(21.0)	(50.4)	(0.4)	(0.4)		(72.2)
Interest income		0.6		0.5		1.1
Other income (expense), net		0.1		(0.8)		(0.7)
Income (loss) from continuing operations before income taxes	(21.5)	(14.1)	9.6	17.6	(0.9)	(9.3)
Provision (benefit) for income taxes	(10.7)	(3.9)	3.7	6.4		(4.5)
Income (loss) from continuing operations	(10.8)	(10.2)	5.9	11.2	(0.9)	(4.8)
Discontinued operations:
Net income (loss) from operations		0.5				0.5
Income (loss) on disposal, net		(1.4)				(1.4)
Income (loss) before earnings (losses) Of affiliated companies	(10.8)	(11.1)	5.9	11.2	(0.9)	(5.7)
Equity in earnings (losses) of Affiliated companies, net	5.1	15.1	0.1		(20.3)
Net income (loss)	$(5.7)	$4.0	$6.0	$11.2	$(21.2)	$(5.7)

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Dollar amounts in millions)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet Information
December 31, 2004
Assets
Current assets:
Cash and cash equivalents		$17.3	$(2.5)	$33.8		$48.6
Accounts receivable, net		42.9	13.7	18.4		75.0
Intercompany receivables		176.1	64.0	13.6	$(253.7)
Inventories		33.0	25.9	22.2		81.1
Other current assets		2.4	0.6	1.6		4.6
Total current assets		271.7	101.7	89.6	(253.7)	209.3
Investments in affiliated companies	$(0.3)	253.3		0.3	(253.3)
Property, plant and equipment, net		27.0	33.1	37.8		97.9
Goodwill		39.7	30.7	6.5		76.9
Other assets		33.4	1.3	5.9		40.6
Total Assets	$(0.3)	$625.1	$166.8	$140.1	$(507.0)	$424.7
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt		$3.1		$0.1		$3.2
Accounts payable		21.7	$8.5	9.1		39.3
Intercompany payables	$253.7				$(253.7)
Accrued expenses		46.3	9.0	13.5		68.8
Total current liabilities	253.7	71.1	17.5	22.7	(253.7)	111.3
Long-term debt, exclusive of current maturities		486.2		4.8		491.0
Deferred income taxes		2.9		2.0		4.9
Other liabilities	2.2	65.2	4.0	2.3		73.7
Total liabilities	255.9	625.4	21.5	31.8	(253.7)	680.9
Stockholders deficit	(256.2)	(0.3)	145.3	108.3	(253.3)	(256.2)
Total Liabilities and Stockholders’ (Deficit)	$(0.3)	$625.1	$166.8	$140.1	$(507.0)	$424.7

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Dollar amounts in millions)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet Information
December 31, 2003
Assets
Current assets:
Cash and cash equivalents		$13.7	$(0.6)	$22.1		$35.2
Accounts receivable, net		36.4	10.0	18.0		64.4
Intercompany receivables		289.7	37.6	10.6	$(337.9)
Inventories		28.4	21.1	18.2		67.7
Other current assets		28.1	0.6	1.2	(0.2)	29.7
Total current assets		396.3	68.7	70.1	(338.1)	197.0
Investments in affiliated companies	$(31.0)	201.0		0.2	(170.2)
Property, plant and equipment, net		27.6	33.5	30.9		92.0
Goodwill		39.7	30.7	6.5		76.9
Other assets		33.0		5.1		38.1
Total Assets	$(31.0)	$697.6	$132.9	$112.8	$(508.3)	$404.0
Liabilities and Stockholder’s Deficit
Current liabilities:
Current maturities of long-term debt		$5.6		$1.0		$6.6
Accounts payable		17.0	$5.8	6.9		29.7
Intercompany payables	$337.9				$(337.9)
Accrued expenses		54.0	8.1	11.8	(0.2)	73.7
Total current liabilities	337.9	76.6	13.9	19.7	(338.1)	110.0
Long-term debt, exclusive of current maturities	22.2	581.7				603.9
Deferred income taxes		0.4		2.4		2.8
Other liabilities	2.6	70.0	2.9	5.5		81.0
Total liabilities	362.7	728.7	16.8	27.6	(338.1)	797.7
Stockholders deficit	(393.7)	(31.1)	116.1	85.2	(170.2)	(393.7)
Total Liabilities and Stockholders’Deficit	$(31.0)	$697.6	$132.9	$112.8	$(508.3)	$404.0

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Dollar amounts in millions)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows Information
For the Year Ended December 31, 2004
Net cash provided by (used in) operating activities	$(16.4)	$66.6	$0.8	$24.8		$75.8
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment		0.1		0.1		0.2
Purchases of property, plant and equipment		(6.5)	(2.7)	(12.5)		(21.7)
Net cash used in investing activities		(6.4)	(2.7)	(12.4)		(21.5)
Cash flows from financing activities:
Issuance of long-term debt		435.5				435.5
Reduction of long-term debt	(24.4)	(534.4)		(0.7)		(559.5)
Advances from (to) affiliated companies	(83.9)	83.9
Gross proceeds from issuance of stock	138.0					138.0
Other	(13.3)	(41.6)				(54.9)
Net cash provided by (used in) financing activities	16.4	(56.6)		(0.7)		(40.9)
Net increase (decrease) in cash and cash equivalents		3.6	(1.9)	11.7		13.4
Cash and cash equivalents at beginning of year		13.7	(0.6)	22.1		35.2
Cash and cash equivalents at end of year	$0.0	$17.3	$(2.5)	$33.8		$48.6
For the Year Ended December 31, 2003
Net cash provided by (used in) operating activities	$(16.6)	$56.8	$2.2	$13.4		$55.8
Cash flows from investing activities:
(Payments for) proceeds from sales of property, plant and equipment		(0.7)		0.1		(0.6)
Purchases of property, plant and equipment		(7.1)	(2.2)	(7.2)		(16.5)
Net cash used in continuing operations		(7.8)	(2.2)	(7.1)		(17.1)
Net cash used in investing activities		(7.8)	(2.2)	(7.1)		(17.1)
Cash flows from financing activities:
Issuance of long-term debt		112.0		6.0		118.0
Reduction of long-term debt		(137.9)		(0.4)		(138.3)
Advances from (to) affiliated companies	16.6	(16.1)	(0.5)
Other		(9.6)				(9.6)
Net cash provided by (used in) financing activities	16.6	(51.6)	(0.5)	5.6		(29.9)
Net increase (decrease) in cash and cash equivalents		(2.6)	(0.5)	11.9		8.8
Cash and cash equivalents at beginning of year		16.3	(0.1)	10.2		26.4
Cash and cash equivalents at end of year	$0.0	$13.7	$(0.6)	$22.1		$35.2

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Dollar amounts in millions)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows Information
For the Year Ended December 31, 2002
Net cash provided by (used in) operating activities	$(4.5)	$11.4	$3.9	$16.8		$27.6
Net cash provided by discontinued operations:		1.2				1.2
Net cash provided by (used in) operating activities	(4.5)	12.6	3.9	16.8		28.8
Cash flows from investing activities:
(Payments for) proceeds from sales of property, plant and equipment		8.0				8.0
Purchases of property, plant and equipment		(8.4)	(2.4)	(6.3)		(17.1)
Net cash used in continuing operations		(0.4)	(2.4)	(6.3)		(9.1)
Net cash used in discontinued operations		(23.8)				(23.8)
Net cash used in investing activities		(24.2)	(2.4)	(6.3)		(32.9)
Cash flows from financing activities:
Increase in short-term borrowings				(5.1)		(5.1)
Reduction of long-term debt		(11.8)				(11.8)
Advances from (to) affiliated companies	4.5	(4.0)	(0.5)
Other		(0.2)				(0.2)
Net cash provided by (used in) financing activities	4.5	(16.0)	(0.5)	(5.1)		(17.1)
Net increase (decrease) in cash and cash equivalents		(27.6)	1.0	5.4		(21.2)
Cash and cash equivalents at beginning of year		43.9	(1.1)	4.8		47.6
Cash and cash equivalents at end of year	$0.0	$16.3	$(0.1)	$10.2		$26.4

NOTE 15:   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted this interpretation on January 1, 2004. The Company has not identified any variable interest entities for which it is the primary beneficiary or has significant involvement.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 123(R), including the method of adoption, and expects its adoption will result in increased compensation expense in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2004 and 2003. For 2004 results were as follows:

(Dollar amounts in millions except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2004
Sales	$165.6	$169.2	$173.7	$184.1	$692.6
Gross profit	57.0	58.3	60.2	57.7	233.2
Net income (loss)	7.6	8.4	(31.8)	22.1	6.3
Earnings (loss) per share:
Basic	$0.25	$0.27	$(0.79)	$0.49	$0.17
Diluted	0.23	0.25	(0.79)	0.47	0.16

The third quarter includes $47.0 million in non-recurring charges, $42.8 million against other expense and $4.2 million in interest expense, related to a series of refinancing transactions. The fourth quarter reflects the benefits of lower interest due to refinancing transactions of the third quarter as well as $3.9 million of other income related to a legal settlement for one of the Company’s segments.

For 2003 results were as follows:

(Dollar amounts in millions except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2003
Sales	$122.9	$131.2	$145.8	$159.2	$559.1
Gross profit	42.8	44.7	50.2	52.0	189.7
Net income (loss)	0.5	1.3	(36.2)	4.3	(30.1)
Earnings (loss) per share:
Basic	$0.02	$0.04	$(1.17)	$0.14	$(0.98)
Diluted	0.01	0.04	(1.17)	0.13	(0.98)

The first quarter includes restructuring expense of $0.2 million associated with the relocation of certain manufacturing assets and production among the Company’s Outdoor Products facilities. The second quarter includes other expense of $2.8 million related to the early extinguishment of debt in conjunction with the Company’s refinancing in May, but offset by interest income of $3.3 million on income tax refund receivables. The third quarter includes a $39.7 million valuation allowance taken against the Company’s deferred tax assets.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the Company’s independent registered public accounting firm during the past two fiscal years. There have been no disagreements with the Company’s independent registered public accounting firm on our accounting or financial reporting or auditing scope of procedures that would require the Company’s independent registered public accounting firm to make reference to such disagreement in their report on our consolidated financial statements and financials statement schedules, or otherwise require disclosure in this Annual Report on Form 10-K.

ITEM 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), and has concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

On November 2, 2004 the Company announced that it determined it was necessary to restate certain Financial Statements in 2003 and 2004 relating to interest received in October of 2004 for income tax refunds. Management of the Company has evaluated this matter relative to its current and past internal controls and disclosure controls and procedures. Management of the Company was aware of the potential for interest on its income tax refunds; however in 2003 it was the Company’s judgment not to accrue interest on the tax refunds that had been applied for. After receiving the refunds and the related interest thereon, and especially considering the amount of the interest that the Company ultimately collected, it was determined that it was prudent to reassess the accounting judgment that was made in 2003. After completion of this reassessment, the Company and the Audit Committee concluded that the interest should have been accrued beginning in 2003. While it has been concluded that this is an accounting error that was corrected retroactively, it is not believed that the occurrence of this error represents a breakdown in the internal control structure since management of the Company was aware of this interest potential dating back to 2003.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

See the “Election of Directors”, “Executive Officers”, “Audit Committee Disclosure” and “Filing Disclosure” sections of our Proxy Statement for the Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

See the “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Employment Contracts” sections of our Proxy Statement for the Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the “Principal Stockholders” and “Equity Compensation Plan Information” sections of our Proxy Statement for the Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the “Certain Transactions and Other Matters” section of our Proxy Statement for the Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14.   INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

See the “Ratify the Appointment of Independent Auditors” section of our Proxy Statement for the Annual Meeting of Stockholders, which section is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(B)   Reports on Form 8-K in the Fourth Quarter of 2004

The Company furnished a Form 8-K dated November 2, 2004 regarding its financial results and public release for the quarter ended September 30, 2004.

The Company furnished a Form 8-K dated November 12, 2004 regarding the availability of certain data presented by one of its executive officers at the Lehman Brothers Annual Meeting in New York, New York on November 11, 2004.

The Company furnished a Form 8-K dated December 1, 2004 regarding the completion of the First Amendment to the Amended and Restated Senior Credit Amendment.

The Company filed a Form 8-K dated December 7, 2004 regarding its public release announcing a secondary offering of common stock as well as the company’s sales, operating income and net income outlook for the fourth quarter and fiscal year ended December 31, 2004.

The Company furnished a Form 8-K dated December 14, 2004 announcing the resignation of William A. Shutzer as a member of the Board of Directors.

The Company filed a Form 8-K dated December 16, 2004 regarding the sale of common stock by a principal shareholder through a secondary offering.

(C)   Exhibits required by Item 601 of Regulation S-K:

*2(a)  Stock Purchase Agreement, dated November 4, 1997, by and among Blount, Inc., Hoffman Enclosures, Inc., Pentair, Inc., and Federal-Hoffman, Inc. which was filed as Exhibit No. 2 to the Form 8-K filed by Blount International, Inc. on November 19, 1997 (Commission File No. 001-11549).

*2(b)  Agreement and Plan of Merger and Recapitalization, dated as of April 18, 1999, between Blount International, Inc., and Red Dog Acquisition, Corp. (included as Appendix A to the Proxy Statement-Prospectus which forms a part of the Registration Statement) previously filed on July 15, 1999, by Blount International, Inc. (Reg. No. 333-82973).

*3(a)  Post-Merger Restated Certificate of Incorporation of Blount International, Inc. (included as Exhibit A to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973) previously filed on July 15, 1999, by Blount International, Inc.

*3(b)  Post-Merger Bylaws of Blount International, Inc. (included as Exhibit B to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973).

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

*4(i)  Amended and Restated Credit Agreement dated as of August 9, 2004 among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and General Electric Capital Canada Inc., as Canadian Administrative Agent and Canadian Lender, GECC Capital Markets Group Inc., as Lead Arranger and Book Runner and BNP PARIBAS, as Syndication Agent, which was filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2004.

*4(j)  Amendment No. 1 dated as of December 1, 2004 to the Amended and Restated Senior Credit Amendment dated August 9, 2004 among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and General Electric Capital Canada Inc., as Canadian Administrative Agent and Canadian Lender, GECC Capital Markets Group Inc., as Lead Arranger and Book Runner and BNP PARIBAS, as Syndication Agent, which was filed as Exhibit 99.1 to the report on Form 8-K filed by Blount International, Inc., on December 3, 2004.

*4(k)  Registration Statement on Form S-1 (Reg. No. 333-114840) with respect to the 8 7/8% Senior Subordinated Notes of Blount, Inc. which are guaranteed by BI, LLC, Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Fabtek Corporation and Windsor Forestry Tools LLC and 10,000,000 shares of common stock of Blount International, Inc. including amendments and exhibits, which became effective on August 3, 2004

*4(l)  Registration Statement on Form S-3 (Reg. No. 333-120661) with respect to 18,000,000 shares of common stock of Blount International, Inc., which became effective on December 6, 2004.

*9(a)  Stockholder Agreement, dated as of April 18, 1999, between Red Dog Acquisition, corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P., a Delaware limited partnership, and The Blount Holding Company, L.P., a Delaware limited partnership which was filed as Exhibit 9 to the Form 8-K/A filed April 20, 1999.

*10(a)  Supplemental Retirement and Disability Plan of Blount, Inc. which was filed as Exhibit 10(e) to the Annual Report of Blount, Inc., on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(b)  Written description of the Executive Management Annual Incentive Plan of Blount International, Inc., Effective as of January 1, 2000, which was included within the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 17, 2000 (Commission File No. 1-11549).

*10(c)  Supplemental Retirement Savings Plan of Blount, Inc. which was filed as Exhibit 10(i) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(d)  Blount, Inc. Executive Benefit Plans Trust Agreement and Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(e)  Blount, Inc. Benefits Protection Trust Agreement and Amendment To ad Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(f)  1999 Stock Incentive Plan of Blount International, Inc. filed as Exhibit B to Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 17, 2000 (Commission File No. 1-11549).

*10(g)  2000 Stock Incentive Plan of Blount International, Inc. filed as Exhibit C to Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 17, 2000 (Commission File No. 1-11549).

*10(h)  The Blount Deferred Compensation Plan which was filed as Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

*10(i)  Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and Richard H. Irving filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

*10(j)  Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and Harold E. Layman filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

*10(k)  Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

*10(l)  Amendment to Harold E. Layman Employment Agreement dated February 3, 2000, as filed as Exhibit 10(t) to the Report on Form 10-Q for the second quarter ended June 30, 2000.

*10(m)  Employment Agreement, effective as of August 15, 2000, between Blount International, Inc. and Dennis E. Eagan and filed as Exhibit 10(s) on Form 10K for the year ended December 31, 2001.

*10(n)  Amendment to Employment Agreement between Blount International, Inc. and Harold E. Layman dated July 2, 2002 and filed as Exhibit 10(v ) on Form 10Q for the quarter ended June 30, 2002.

*10(o)  1999 Stock Incentive Plan and 2000 Stock Incentive Plan of Blount International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-913-90) exhibits, which became effective June 27, 2002.

*10(p)  Amendment to Employment Agreement between Blount Inc. and Kenneth O. Saito dated August 16, 2002.

*10(q)  Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated February 14, 2002.

*10(r)  Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated August 19, 2002.

*10(s)  Employment Agreement between Blount, Inc. and Kenneth O. Saito dated June 1, 1999.

**10(t)  Amended and Restated Employment Agreement between Blount International, Inc. and James S. Osterman dated February 2, 2004.

**10(u)  Amended and Restated Employment Agreement between Blount International, Inc. and Calvin E. Jenness dated March 1, 2004.

**14  Code of Ethics for Covered Officers as approved by Audit Committee on February 2, 2004.

21  A list of the significant subsidiaries of Blount International, Inc. included herein on page 72.

23  Consent of Independent Registered Public Accounting Firm included herein on page 73.

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
Dated: March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 7, 2005
/s/ Eliot M. Fried	/s/ Joshua L. Collins
Eliot M. Fried	Joshua L. Collins
Chairman of the Board and Director	Director
/s/ Harold E. Layman	/s/ E. Daniel James
Harold E. Layman	E. Daniel James
Director	Director
/s/ R. Eugene Cartledge	/s/ Thomas J. Fruechtel
R. Eugene Cartledge	Thomas J. Fruechtel
Director	Director
/s/ James S. Osterman	/s/ Robert D. Kennedy
James S. Osterman	Robert D. Kennedy
President and Chief Executive Officer and Director	Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in millions)
Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2004:
Allowance for doubtful accounts receivable	$3.0	$(0.1)	$0.5	$2.4
Allowance for valuation of deferred tax assets	$47.3	$10.6	$0.0	$57.9
Year Ended December 31, 2003:
Allowance for doubtful accounts receivable	$4.3	$0.6	$1.9	$3.0
Allowance for valuation of deferred tax assets	$0.0	$47.3	$0.0	$47.3
Year Ended December 31, 2002:
Allowance for doubtful accounts receivable	$3.5	$1.5	$0.7	$4.3