Form 10-Q
period 2005-03-31
BLOUNT INTERNATIONAL INC
filed 2005-05-10
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005.

OR

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	63 0780521
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4909 SE International Way
Portland, Oregon	97222-4679
(Address of principal executive offices)	(Zip Code)

(503) 653-8881

(Registrant’s telephone number, including area code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 2, 2005
$0.01 Par Value	45,308,235 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Index

Part I Consolidated Financial Information

Item 1. Consolidated Financial Statements

Unaudited Consolidated Statements of Income Three months ended March 31, 2005 and 2004

Unaudited Consolidated Balance Sheets March 31, 2005 and December 31, 2004

Unaudited Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004

Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Three months ended March 31, 2005

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II Other Information

Item 6. Exhibits

Signature

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2005	2004

Sales	$185,254	$165,573
Cost of sales	125,285	108,619
Gross profit	59,969	56,954
Selling, general and administrative expenses	30,396	29,786
Operating income	29,573	27,168
Interest expense	(9,148)	(17,413)
Interest income	241	775
Other income (expense), net	(31)	113
Income before income taxes	20,635	10,643
Provision for income taxes	3,405	3,021
Net income	$17,230	$7,622

Basic net income per share	$0.38	$0.25

Diluted net income per share	$0.36	$0.23

Shares used in per share calculations:
Basic	45,102	30,860
Diluted	47,292	32,803

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share data)	2005	2004

Assets

Current assets:
Cash and cash equivalents	$26,266	$48,570
Accounts receivable, net of allowance for doubtful accounts of $2,460 and $2,371, respectively	96,022	74,975
Inventories	90,294	81,098
Other current assets	5,233	4,693
Total current assets	217,815	209,336
Property, plant and equipment, net	99,093	97,929
Goodwill	76,891	76,891
Deferred financing costs	23,176	23,883
Other assets	16,556	16,703
Total Assets	$433,531	$424,742

Liabilities and Stockholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$3,199	$3,199
Accounts payable	40,881	39,309
Accrued expenses	58,486	68,842
Total current liabilities	102,566	111,350
Long-term debt, exclusive of current maturities	490,212	491,012
Deferred income taxes	5,182	4,913
Employee benefits	62,386	62,248
Other liabilities	11,335	11,373
Total liabilities	671,681	680,896
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 45,195,102 and 44,969,886 outstanding	452	450
Capital in excess of par value of stock	555,419	553,640
Accumulated deficit	(792,935)	(810,165)
Accumulated other comprehensive loss	(1,086)	(79)
Total stockholders’ deficit	(238,150)	(256,154)
Total Liabilities and Stockholders’ Deficit	$433,531	$424,742

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$17,230	$7,622
Adjustments to reconcile net income to net cash Used in operating activities:
Depreciation, amortization and other non-cash charges	4,706	6,164
Deferred income taxes	302	(34)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(21,047)	(17,123)
(Increase) decrease in inventories	(9,196)	(6,247)
(Increase) decrease in other assets	(612)	(637)
Increase (decrease) in accounts payable	1,572	7,041
Increase (decrease) in accrued expenses	(6,545)	(9,670)
Increase (decrease) in other liabilities	(681)	767
Net cash used in operating activities	(14,271)	(12,117)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	21	5
Purchases of property, plant and equipment	(5,038)	(3,488)
Net cash used in investing activities	(5,017)	(3,483)

Cash flows from financing activities:
Reduction of long-term debt	(800)	(1,250)
Issuance costs related to debt	(2,536)	(110)
Issuance costs related to stock	(1,425)
Exercise of stock options	1,745	213
Net cash used in financing activities	(3,016)	(1,147)

Net decrease in cash and cash equivalents	(22,304)	(16,747)
Cash and cash equivalents at beginning of period	48,570	35,194
Cash and cash equivalents at end of period	$26,266	$18,447

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Retained Earnings Deficit	Accumulated Other Compre-hensive Loss	Total

Balance December 31, 2004	44,970	$450	$553,640	$(810,165)	$(79)	$(256,154)

Net income				17,230		17,230
Other comprehensive income (loss):
Foreign currency translation Adjustment					(826)	(826)
Unrealized losses					(181)	(181)
Comprehensive income, net						16,223
Exercise of stock options	225	2	1,743			1,745
Stock compensation expense			36			36
Balance March 31, 2005	45,195	$452	$555,419	$(792,935)	$(1,086)	$(238,150)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited consolidated financial statements include the accounts of Blount International, Inc. (“Blount” or the “Company”) and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position at March 31, 2005 and December 31, 2004 and the results of operations, cash flows and changes in stockholders’ equity for the three months ended March 31, 2005 and 2004.

The accompanying financial data as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Income Taxes.  United States income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so.   The American Jobs Creation Act of 2004 (the “Act”), signed into law October 22, 2004, includes a one-time election to deduct 85 percent of certain foreign earnings that are repatriated, as defined in the act.  Any repatriation of foreign earnings must be completed by December 31, 2005.  The Company is evaluating the effects of repatriating a portion of its undistributed earnings of foreign subsidiaries and is awaiting further regulatory guidance concerning the Act.  Accordingly, the Company cannot yet reasonably estimate the tax effects of such potential repatriation.  The Company expects to complete its evaluation during 2005.

The Company’s income tax provision primarily consists of foreign, state and local taxes.  The Company has a domestic net operating loss carryforward which is fully reserved with a valuation allowance as of December 31, 2004 and March 31, 2005.

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications had no impact on net income or net stockholders’ deficit.

NOTE 2:  INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2005	2004
Raw materials and supplies	$33,313	$28,914
Work in progress	12,414	13,708
Finished Goods	44,567	38,476
Total inventories	$90,294	$81,098

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2005	2004
Land	$5,316	$4,939
Buildings and improvements	65,736	65,411
Machinery and equipment	185,193	182,626
Furniture, fixtures and office equipment	30,817	31,264
Transportation equipment	964	967
Construction in progress	16,765	15,243
Accumulated depreciation	(205,698)	(202,521)
Total property, plant and equipment, net	$99,093	$97,929

NOTE 4:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2005	2004
Salaries, wages and related withholdings	$26,298	$34,135
Accrued interest	6,775	7,001
Warranty reserve	5,117	4,923
Accrued taxes	2,730	4,036
Other	17,566	18,747
Total accrued expenses	$58,486	$68,842

NOTE 5:  DEBT AND FINANCING AGREEMENTS

Long-term debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2005	2004
Term loans	$318,411	$319,211
8 7/8% Senior subordinated notes	175,000	175,000
Total debt	493,411	494,211
Less current maturities	(3,199)	(3,199)
Total long-term debt	$490,212	$491,012

The weighted average interest rate on outstanding debt as of March 31, 2005 was 6.57%, exclusive of the effect of amortization expense for deferred financing costs.

2004 Refinancing Transactions.  On August 9, 2004, the Company executed a series of refinancing transactions.  These three transactions, referred to as the “2004 Refinancing Transactions,” included:

•                  The issuance of 13,800,000 shares of common stock, which generated gross proceeds of $138.0 million and net proceeds to the Company of $127.2 million;

•                  The issuance of 8 7/8% senior subordinated notes due in 2012 (the “8 7/8% Senior Subordinated Notes”), which generated gross proceeds of $175.0 million and net proceeds to the Company of $167.1 million; and

•                  The amendment and restatement of the Company’s existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

The amendment and restatement of the senior credit facilities included, among other things, a reduction in interest rates, revisions to financial compliance ratios, the addition of maximum leverage ratios and the revision of certain repayment terms.  The amended and restated credit facilities consisted of a revolving credit facility of up to $100.0 million and term loans that included a $4.9 million Canadian term loan facility, a $265.0 million Term B loan facility and a $50.0 million Second Collateral Institutional Loan (‘‘SCIL’’) facility.

The Company used the net proceeds of the 2004 Refinancing Transactions as follows:

•                  The redemption of its 7% Senior Notes with $150.0 million principal outstanding;

•                  The redemption of its 13% Senior Subordinated Notes with $323.2 million principal outstanding;

•                  The repayment of its 12% Convertible Preferred Equivalent Security principal and premium in the amount of $29.6 million plus accrued interest outstanding; and

•                  The payment of related fees and expenses of $27.1 million.

On December 1, 2004, the Company again amended its senior credit facilities to, among other things, provide for the repayment and elimination of the $50.0 million SCIL established in August 2004 with the proceeds from an increase in the Term Loan B limit, an adjustment to certain financial covenants and a lower borrowing rate.

With the amendment and restatement of the senior credit facilities, the term of the revolving credit facility is five years, and the terms of the Canadian term loan facility and Term B loan facility are six years, in each case, from August 9, 2004.   The Term B loan facility requires quarterly payments of $0.8 million, with a final payment of $296.2 million due on the maturity date. The Canadian term loan facility requires quarterly payments of

$12 thousand, with a final payment of $4.6 million due on the maturity date.  Once repaid, principal under the Term loan facilities may not be re-borrowed by the Company.

The amended and restated senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment amounts related to the sale of Company assets under certain circumstances, the issuance of stock and upon the Company’s annual generation of excess cash flow as determined under the credit agreement. The credit facility provides for term loan interest rate margins to vary based on the Company’s credit facility leverage ratio. The credit facility leverage ratio is defined as the ratio of total outstanding debt under the credit facility (including outstanding letters of credit) to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Interest rates also change based upon changes in LIBOR or prime rates and changes in ratings by rating agencies. The amount available on the revolving credit facility is reduced by outstanding letters of credit and is further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2005, the Company had the ability to borrow $92.2 million under the terms of the revolving credit agreement.

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc.  In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants in areas such as investments, loans and advances, indebtedness, and the sale of stock and assets.  The Company was in compliance with all debt covenants as of March 31, 2005.

As a result of the 2004 Refinancing Transactions, the Company has one registered debt security, the 8 7/8% Senior Subordinated Notes. These notes are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”).  All guarantor subsidiaries of these 8 7/8% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% Senior Subordinated Notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 12.

NOTE 6:  EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings per share computations was as follows:

	Three Months Ended March 31,
(Shares in thousands)	2005	2004
Shares for basic income per share computation — weighted average common shares outstanding	45,102	30,860
Dilutive effect of stock options and warrants	2,190	1,943
Shares for diluted income per share computation	47,292	32,803

Options excluded from computation as anti-dilutive	7	1,255

In August 2004, the Company issued 13,800,000 new shares of common stock and received $127.2 million net of related issuance fees and costs.  In December 2004, Lehman Brothers Merchant Banking Partners II L.P. and certain of its affiliates (“Lehman Brothers”) sold 11,225,492 shares of the Company’s common stock in a secondary public stock offering for which the Company did not receive any proceeds.

An affiliate of Lehman Brothers holds warrants to acquire 1,000,000 shares of Blount common stock that are exercisable immediately at $0.01 a share through March 2, 2013.

NOTE 7:  STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant or modification over the amount an employee must pay to acquire the stock.  The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”.  If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s net income and net income per share would have been as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2005	2004
Net income as reported	$17,230	$7,622
Add: stock-based employee compensation cost, netof tax, included in the reported results	30	125
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income under fair value method	(198)	(296)
Pro forma net income	$17,062	$7,451

Basic earnings per share as reported	$0.38	$0.25
Pro forma basic earnings per share	$0.38	$0.24
Diluted earnings per share as reported	$0.36	$0.23
Pro forma diluted earnings per share	$0.36	$0.23

NOTE 8:  PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of net periodic benefit cost for funded and unfunded pension and other post-retirement benefits for the quarter ended March 31 are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$1,483	$1,167	$107	$103
Interest cost	2,394	2,083	514	498
Expected return on plan assets	(2,419)	(1,815)	(11)
Amortization of prior service cost	93	100	2	2
Amortization of net loss	652	542	271	232
Total net periodic benefit cost	$2,203	$2,077	$883	$835

The Company expects to contribute approximately $10.1 million to its funded pension plans in 2005 and does not expect to make any contributions to the post-retirement medical plan during 2005.

NOTE 9:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

March 31,
(Amounts in thousands)	2005
Warranty reserve	$5,117
Letters of credit outstanding	7,752
Third party financing agreements(1)	4,000
Accounts receivable securitization(2)	365
Total guarantees and other commercial commitments	$17,234

(1)  Applicable to third party financing agreements for customer equipment purchases.

(2)  Includes guarantees to a third party financing company of certain accounts receivable.

The warranty reserve is included in accrued expenses on the consolidated balance sheet.  In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 5 to Unaudited Consolidated Financial Statements).

Changes in the warranty reserve are as follows:

(Amounts in thousands)	Warranty Reserve
Balance at beginning of period	$4,923
Accrued	1,593
Payments made (in cash or in-kind)	(1,399)
Balance at end of period	$5,117

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute costs of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company’s potential share of the estimated cost ranged from approximately $20 thousand to $0.3 million.

The Company has accrued $0.1 million at March 31, 2005 and December 31, 2004 for the potential costs of any clean-up at the Site. The Company spent zero during the three months ended March 31, 2005 and 2004 to administer compliance in regards to the Site.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the

Company or a predecessor unit is a de minimis participant at the site.  The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process until late 2004 at the earliest.  The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties.  The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, that were sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows.  The Company has received no further notice or explanation from Region IX of the EPA as of March 31, 2005.

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

NOTE 10:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has three reportable segments: Outdoor Products, Industrial and Power Equipment and Lawnmower. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete cutting equipment, and lawnmower blades and accessories for outdoor care. Industrial and Power Equipment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotation bearings and mechanical power transmission units. The Lawnmower segment manufactures and markets riding lawnmowers and related accessories.

Certain financial information by segment is presented in the table below:

	Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Sales:
Outdoor Products	$116,801	$102,101
Industrial and Power Equipment	56,016	54,024
Lawnmower	12,742	9,619
Inter-Segment Elimination	(305)	(171)
Total Sales	$185,254	$165,573

Operating income (loss):
Outdoor Products	$28,486	$26,321
Industrial and Power Equipment	4,747	4,741
Lawnmower	241	(227)
Inter-Segment Elimination	(39)	3
Contribution from segments	33,435	30,838
Corporate expenses	(3,862)	(3,670)
Operating income	29,573	27,168
Interest expense	(9,148)	(17,413)
Interest income	241	775
Other income (expense), net	(31)	113
Income before income taxes	$20,635	$10,643

NOTE 11:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Interest paid	$8,459	$22,822
Income taxes paid, net	4,798	1,525

NOTE 12:  CONSOLIDATING FINANCIAL INFORMATION

See Note 5 to Unaudited Consolidated Financial Statements for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating financial information, statements of operations and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended March 31, 2005
Sales		$121,931	$42,000	$71,688	$(50,365)	$185,254
Cost of sales		92,439	34,253	51,343	(52,750)	125,285
Gross profit		29,492	7,747	20,345	2,385	59,969
Selling, general and administrative expenses		18,129	4,024	8,243		30,396
Operating income		11,363	3,723	12,102	2,385	29,573
Other, net	$(4,032)	(4,777)	(131)	2		(8,938)
Income (loss) before income taxes	(4,032)	6,586	3,592	12,104	2,385	20,635
Provision (benefit) for income taxes	(665)	(726)	180	4,616		3,405
Income (loss)	(3,367)	7,312	3,412	7,488	2,385	17,230
Equity in earnings (losses) of affiliated companies, net	20,597	13,285	69		(33,951)
Net income (loss)	$17,230	$20,597	$3,481	$7,488	$(31,566)	$17,230

For the Three Months Ended March 31, 2004
Sales		$113,434	$36,893	$57,880	$(42,634)	$165,573
Cost of sales		81,555	29,044	42,284	(44,264)	108,619
Gross profit		31,879	7,849	15,596	1,630	56,954
Selling, general and administrative Expenses		17,886	4,764	7,136		29,786
Operating income		13,993	3,085	8,460	1,630	27,168
Other, net	$(5,119)	(11,038)	(103)	(265)		(16,525)
Income (loss) before income taxes	(5,119)	2,955	2,982	8,195	1,630	10,643
Provision for income taxes		14	149	2,858		3,021
Income (loss)	(5,119)	2,941	2,833	5,337	1,630	7,622
Equity in earnings (losses) of affiliated companies, net	12,741	9,800	36		(22,577)
Net income (loss)	$7,622	$12,741	$2,869	$5,337	$(20,947)	$7,622

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
March 31, 2005

Assets
Cash and cash equivalents		$3,283		$22,983		$26,266
Accounts receivable, net		48,594	$21,371	26,057		96,022
Intercompany receivables		180,864	56,583	17,822	$(255,269)
Inventories		33,993	30,100	26,201		90,294
Other current assets		2,771	584	1,878		5,233
Total current assets		269,505	108,638	94,941	(255,269)	217,815
Investments in affiliated companies	$19,309	265,535		(1,110)	(283,734)
Property, plant and equipment, net		26,758	32,779	39,556		99,093
Goodwill and other assets		72,504	31,461	12,658		116,623
Total Assets	$19,309	$634,302	$172,878	$146,045	$(539,003)	$433,531

Liabilities and Stockholders’ Equity (Deficit)
Current maturities of long-term debt		$3,150		$49		$3,199
Accounts payable		21,591	$9,942	9,348		40,881
Intercompany payables	$255,269				$(255,269)
Accrued expenses		35,730	9,685	13,071		58,486
Total current liabilities	255,269	60,471	19,627	22,468	(255,269)	102,566
Long-term debt, excluding current portion		484,363		5,849		490,212
Other liabilities	2,190	70,159	4,233	2,321		78,903
Total liabilities	257,459	614,993	23,860	30,638	(255,269)	671,681
Stockholders equity (deficit)	(238,150)	19,309	149,018	115,407	(283,734)	(238,150)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,309	$634,302	$172,878	$146,045	$(539,003)	$433,531

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2004

Assets
Cash and cash equivalents		$17,229	$(2,460)	$33,801		$48,570
Accounts receivable, net		42,878	13,730	18,367		74,975
Intercompany receivables		176,120	64,016	13,532	$(253,668)
Inventories		33,037	25,858	22,203		81,098
Other current assets		2,485	589	1,619		4,693
Total current assets		271,749	101,733	89,522	(253,668)	209,336
Investments in affiliated companies	$(283)	253,348		248	(253,313)
Property, plant and equipment, net		27,010	33,071	37,848		97,929
Goodwill and other assets		73,038	31,961	12,478		117,477
Total Assets	$(283)	$625,145	$166,765	$140,096	$(506,981)	$424,742

Liabilities and Stockholders’ Equity (Deficit)
Current maturities of long-term debt		$3,150		$49		$3,199
Accounts payable		21,710	$8,517	9,082		39,309
Intercompany payables	$253,668				$(253,668)
Accrued expenses		46,371	8,964	13,507		68,842
Total current liabilities	253,668	71,231	17,481	22,638	(253,668)	111,350
Long-term debt, excluding current portion		486,188		4,824		491,012
Other liabilities	2,203	68,009	3,979	4,343		78,534
Total liabilities	255,871	625,428	21,460	31,805	(253,668)	680,896
Stockholders equity (deficit)	(256,154)	(283)	145,305	108,291	(253,313)	(256,154)
Total Liabilities and Stockholders’ Equity (Deficit)	$(283)	$625,145	$166,765	$140,096	$(506,981)	$424,742

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended March 31, 2005
Net cash provide by (used in) operating activities	$(1,921)	$(7,770)	$2,902	$(7,482)		$(14,271)

Net cash used in investing activities		(1,251)	(442)	(3,324)		(5,017)

Cash flows from financing activities:
Reduction of long-term debt, net		(788)		(12)		(800)
Issuance costs related to debt		(2,536)				(2,536)
Advances from (to) affiliates	1,601	(1,601)
Issuance costs related to stock	(1,425)					(1,425)
Exercise of stock option	1,745					1,745
Net cash provided by (used in) financing activities	1,921	(4,925)		(12)		(3,016)

Net increase (decrease) in cash and cash equivalents		(13,946)	2,460	(10,818)		(22,304)
Cash and cash equivalents at beginning of period		17,229	(2,460)	33,801		48,570
Cash and cash equivalents at end of period	$0	$3,283	$0	$22,983		$26,266

For the Three Months Ended March 31, 2004
Net cash provided by (used in) operating activities	$(184)	$(10,786)	$661	$(1,808)		$(12,117)

Net cash used in investing activities		(780)	(430)	(2,273)		(3,483)

Cash flows from financing activities:
Reduction of long-term debt		(1,053)		(197)		(1,250)
Advances from (to) affiliates	(29)	29
Issuance costs related to debt		(110)				(110)
Exercise of stock options	213					213
Net cash provided by (used in) financing activities	184	(1,134)		(197)		(1,147)

Net increase (decrease) in cash and cash equivalents		(12,700)	231	(4,278)		(16,747)
Cash and cash equivalents at beginning of period		13,650	(600)	22,144		35,194
Cash and cash equivalents at end of period	$0	$950	$(369)	$17,866		$18,447

NOTE 13:  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The provisions of SFAS 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  The Company is currently evaluating SFAS No. 123(R), including the method of adoption, and expects its adoption will result in increased compensation expense in the future.  The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005.  The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 14:  RELATED PARTY TRANSACTIONS

In March 2005, $3.2 million was paid to Lehman Brothers for advisory fees relating to the 2004 Refinancing Transactions.  Also in March 2005, Lehman Brothers was billed $0.3 million for costs incurred by the Company in conjunction with the secondary public offering that occurred in December 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Sales for the first quarter of $185.3 million compared to $165.6 million in 2004. Operating income increased to $29.6 million from $27.2 million in 2004. Net income for the first quarter of 2005 was $17.2 million ($0.36 per diluted share) compared to $7.6 million ($0.23 per diluted share) in 2004.

Our sales in the first quarter of 2005 increased by $19.7 million, or 12%, from the same period in 2004. The growth in sales is primarily attributable to the following:

•                  An increase in international sales for the Outdoor Products segment of $14.4 million, or 23%, due to the relative weakness of the U.S. dollar and continued strong demand for our products.

•                  The continued rollout of our new lineup of Dixon lawnmowers featuring all steel bodies helped increase Lawnmower segment sales by $3.1 million, or 32%.

•                  Our Industrial and Power Equipment segment grew $2.0 million in sales, primarily due to selling price increases.

Sales backlog at March 31, 2005 was $161.9 million, compared to $150.3 million at December 31, 2004 and $124.4 million at March 31, 2004.

Operating income increased by $2.4 million, or 9%, during the first quarter from 2004 to 2005. The improvement is primarily due to a year-over-year gross profit increase of $3.0 million, or 5%, partially offset by a $0.6 million, or 2%, increase in selling, general and administrative expense (“SG&A”). The year-over-year change in gross profit is presented in the following table (in millions):

First Quarter 2004 Gross Profit	$57.0
Increase (Decrease)
Sales Volume	4.1
Selling Price and Mix	6.9
Product Cost and Mix	(7.5)
Foreign Currency Translation	(0.5)
First Quarter 2005 Gross Profit	$60.0

As a percent of sales, gross profit decreased to 32.4% in the first quarter of 2005 compared to 34.4% for the same period in 2004.  The decrease in gross margin reflects year-over-year increases in raw material costs, partially offset by increases in net selling prices implemented in late 2004 and early 2005 for many of our products.  Increases in raw material costs include the effect of higher steel costs of $5.7 million.  A stronger Canadian dollar and Brazilian real and a relatively weaker U.S. dollar produced a net negative effect from foreign currency as increased net costs were partially offset by higher sales revenue. Changes in product mix and distribution channels were also factors for certain of our businesses.

SG&A increased $0.6 million, or 2%, to $30.4 million in the first quarter of 2005 from $29.8 million in the same period of 2004.  As a percent of sales, SG&A decreased to 16.4% in the current year from 18.0% in the first quarter of 2004.  Included in the year-over-year dollar increase is the effect of exchange rates resulting in an additional expense of $0.5 million due primarily to the weaker U.S. dollar.

Net income for the first quarter of 2005 was $17.2 million, or $0.36 per diluted share, compared to net income of $7.6 million, or $0.23 per diluted share, in 2004. The change in net income is primarily due to the following:

•                  An increase in operating income of $2.4 million primarily from growth in sales volume.

•                  A decrease in interest expense of $8.3 million reflecting decreases in average outstanding debt balances and average interest rates associated with changes in our capital structure.

•                  A decrease in interest income of $0.5 million.  Interest income of $0.2 million for 2005 is primarily the result of cash and cash equivalent balances held at foreign locations.  Interest income of $0.8 million for 2004 includes $0.7 million related to an income tax refund received in the fourth quarter of 2004.

Our effective income tax rate was 16.5% in 2005 compared to 28.4% in 2004.  This decrease in effective tax rate reflects a higher proportion of domestic taxable income compared to foreign taxable income in 2005 compared to 2004, and the related utilization of domestic net operating loss carryforwards.

The following table reflects segment sales and operating income for 2005 and 2004:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2005	2004	2005 as % of 2004
Sales:
Outdoor Products	$116,801	$102,101	114%
Industrial and Power Equipment	56,016	54,024	104%
Lawnmower	12,742	9,619	132%
Inter-Segment Elimination	(305)	(171)	(178)%
Total sales	185,254	165,573	112%
Operating income (loss)
Outdoor Products	28,486	26,321	108%
Industrial and Power Equipment	4,747	4,741	100%
Lawnmower	241	(227)	N/A
Inter-Segment Elimination	(39)	3	N/A
Contribution from segments	33,435	30,838	108%
Corporate expense	(3,862)	(3,670)	(105)%
Operating income	$29,573	$27,168	109%

The principal reasons for these results are set forth below:

Outdoor Products Segment.  Sales for the Outdoor Products segment in the first quarter of 2005 were $116.8 million compared to $102.1 million in the same period of 2004, an increase of 14%. Segment contribution to operating income was $28.5 million compared to $26.3 million for the same two periods, respectively, an increase of 8%.

The $14.7 million increase in sales was primarily attributable to increases among our chainsaw components and accessories, which were up 16%, and concrete cutting products, which were up 43%, on a year-over-year basis.  These increases were partially offset by a 2% decrease in our outdoor care parts and accessories.  The further weakening of the U.S. dollar compared to the first quarter of 2004 continued to provide a more competitive selling price for our products.  International sales increased $14.4 million, or 23%, while sales were relatively flat within US markets.  The increase in unit volume contributed an estimated $11.1 million to the total year-over-year increase.  Foreign currency translation provided an additional $1.6 million, and the combination of selling price increases and mix contributed another $2.0 million.  Sales backlog increased to $90.8 million compared to $77.4 million at December 31, 2004, and $73.0 million at March 31, 2004.

The segment’s contribution to operating income increased by $2.2 million in the first quarter of 2005. The increase in unit volume is estimated to have yielded an additional $4.5 million when compared to the results from the unit volumes sold in the first quarter of 2004.  This volume increase was partially offset by increases in product cost that include an estimated $3.0 million related to higher steel costs.  We estimate the net effect of exchange rates was $1.0 million unfavorable for the first quarter of 2005 compared to the first quarter of 2004. The weaker US dollar negatively impacts the costs of production, costs for products purchased internationally for re-sale and SG&A expenses in most of our foreign locations. Increases to our product costs and SG&A along with changes in our product mix, have been partially offset by selling price increases implemented as of January 1, 2005 in certain of our markets.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment in the first quarter of 2005 were $56.0 million compared to $54.0 million in the same period of 2004, a 4% increase. Segment contribution to operating income was $4.7 million for each three month period.  Increases to selling prices implemented in 2004 and January 2005, combined with the effect of changes in product mix, provided an additional $3.7 million of revenue. Lower unit volume had a negative effect on sales of $1.7 million.  International sales of the Company’s timber harvesting equipment grew by 30%, or $1.8 million from the first quarter of 2004.  Sales of our rotational bearings and mechanical power transmission products grew 20%, or $1.0 million, over the prior year period through increases to unit prices implemented in January 2005, as well as increases in unit volume.  Sales backlog for the segment of $69.8 million at March 31, 2005 compared to $63.7 million at the end of 2004 and $49.5 million at March 31, 2004.

The segment’s contribution to operating income during the first quarter of 2005 was comparable to the same period in 2004.  Increases in selling prices and a decrease in SG&A expense together added $4.4 million, but were offset by higher product costs and weaker mix with an estimated negative effect of $3.6 million combined.  In addition, lower unit volume resulted in a year-over-year decrease of $0.8 million.  The increase in product costs includes higher steel prices with an estimated effect of $2.5 million.

Lawnmower Segment.  Sales for the Lawnmower segment were $12.7 million in the first quarter of 2005 compared to $9.6 million in the first quarter of 2004, a 32% increase. Segment contribution to operating income in the first quarter of 2005 was $0.2 million compared to a loss of $0.2 million in the previous year.  The increase in sales reflected a 22% increase in unit volume, accounting for $1.9 million of the increase over the prior year.  Average prices were up 11% due primarily to the shift in sales mix towards higher priced models compared to the prior year and contributed an additional $1.2 million to the segment’s revenue growth. Export sales increased to 14% of total sales compared to 8% in the first quarter of last year, which resulted in a $1.0 million year-over-year increase.  Sales backlog at March 31, 2005 of $1.3 million was seasonally low and compares to $9.2 million at December 31, 2004 and $1.9 million at March 31, 2004.

The Lawnmower segment contribution to operating income increased by $0.5 million the first quarter of 2005 compared to the previous year.  The increase in unit volume contributed $0.3 million, but was offset by mix and product costs that included higher steel costs with an estimated negative effect of $0.3 million.  These factors were more than offset by a reduction in selling expense which resulted in the improved contribution to operating income.

Corporate Expense.  Corporate expense in the first quarter of 2005 increased to $3.9 million from $3.7 million in the comparable quarter of 2004. This $0.2 million, or 5%, increase is primarily related to incremental costs to prepare for Sarbanes-Oxley compliance and our shift from being a greater than 50% controlled corporation that occurred with the secondary public stock offering by Lehman Brothers in December 2004.  These cost increases include $0.3 million for audit related professional services, $0.3 million for additional compensation and benefits for accounting staff and $0.2 million for income tax consulting fees.  We expect 2005 corporate expense to be higher than in 2004 due to the requirements of Sarbanes-Oxley and our independent ownership status.  In addition, a $0.3 million severance expense was incurred in the first quarter of 2004 and there was no such charge in the first quarter of 2005.

Financial Condition, Liquidity and Capital Resources

Total debt at March 31, 2005 was $493.4 million compared to $494.2 million at December 31, 2004.  As of March 31, 2005, outstanding debt consisted of term loans of $318.4 million and 8 7/8% Senior Subordinated Notes of $175.0 million with a weighted average interest rate of 6.57%.

In August 2004, we completed the following refinancing transactions:

•                  The issuance of 13,800,000 shares of Company common stock, which generated gross proceeds of $138.0 million;

•                  The issuance of new 8 7/8% Senior Subordinated Notes due in 2012 that generated gross proceeds of $175.0 million; and,

•                  The amendment and restatement of our existing senior credit facilities (which were amended again in December 2004), including an increase in amounts available, reduction of interest rates and modification of financial covenants.

We used the net proceeds of these refinancing transactions as follows:

•                  The redemption of our 7% Senior Notes with $150.0 million principal outstanding;

•                  The redemption of our 13% Senior Subordinated Notes with $323.2 million principal outstanding;

•                  The repayment of our 12% Convertible Preferred Equivalent Security principal and premium in the amount of $29.6 million plus accrued interest outstanding; and

•                  The payment of related fees and expenses of $27.1 million.

Interest and principal payment obligations have been reduced as a result of these changes to our debt structure and the Company is now benefiting from lower interest expense.  Interest expense was $9.1 million in the first quarter of 2005 compared to $17.4 million for the same period in 2004.   Interest expense has been reduced primarily from a reduction in our average borrowing rate, and to a lesser extent by the reduction in long term debt.  Our annual interest expense may vary in the future because the senior credit facility interest rates are variable.  Cash interest paid in the first quarter of 2005 was $8.5 million, compared to $22.8 million for the same period in 2004.

The Company’s debt continues to be significant, and debt service payments continue to represent substantial obligations.  This degree of leverage may adversely affect our operations and could have important consequences, including the following:

•                  A substantial portion of our cash flows continue to be required for debt service payments, which reduces the funds that would otherwise be available for operations and investment in future business opportunities;

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

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations.  Interest on loan and credit facilities is payable in arrears according to varying interest rates and periods.  The Company expects its remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs.

Under the amended and restated agreement, the amount available to be drawn on our $100.0 million revolving credit facility could be restricted by our leverage ratio and first lien credit facilities leverage ratio.  Availability is further reduced for any outstanding letters of credit issued under the facility.  At March 31, 2005 and at December 31, 2004, the Company had no amount drawn down on this facility and at both points in time had borrowing availability of $92.2 million.

The Company and all of our domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and pledges of all of the stock of domestic subsidiaries held by Blount, Inc.  In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral.

Our senior credit facilities are subject to certain reporting and financial covenant compliance requirements. We were in compliance with all debt covenants as of March 31, 2005.  Non-compliance with these covenants could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, including the potential sale of our assets.  Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating, although our credit ratings can result in increases or decreases to our borrowing rate.

With the amendment and restatement of our senior credit facilities in 2004, the term of the revolving credit facility is five years, and the terms of the Canadian term loan facility and Term B loan facility are each six years from August 9, 2004. The Canadian term loan facility requires quarterly payments of $12 thousand, with a final payment of $4.6 million due on the maturity date.  The Term B loan facility requires quarterly payments of $0.8 million, with a final payment of $296.2 million due on the maturity date. The amended and restated senior credit facilities may be prepaid at any time.  However, once paid, principal may not be re-borrowed on the term loans.

Cash and cash equivalents at March 31, 2005 were $26.3 million compared to $48.6 million at December 31, 2004.  The decrease in cash balance of $22.3 million in the first quarter of 2005 compares to a decrease of $16.7 million in the same period of 2004.

Cash used in operating activities was $14.3 million in the first quarter of 2005 compared to $12.1 million in the first quarter of 2004. The $2.2 million increase in cash used in operations reflects the following:

•                  Year-over-year increase in net income of $9.6 million.

•                  A decrease of $1.1 million in depreciation, amortization and other non-cash charges, including deferred income taxes, reflected in net income.  The decrease in non-cash charges is primarily due to a reduction in amortization expense on deferred financing costs related to our debt.

•                  The effect of increased sales activity used an additional $3.9 million for accounts receivable and $2.9 million for inventories.

•                  A reduction in the source of cash of $5.5 million in accounts payable was partially offset by $1.7 million of reduced usage for accrued expenses and other liabilities.

Accounts receivable increased during the first quarter of 2005 by $21.0 million from the end of 2004.  The increase in receivables is due to the increase in sales as well as sales programs in certain of our segments which also contributed to the increase in accounts receivable balances compared to December 31, 2004.  The allowance for doubtful accounts was $2.5 million at March 31, 2005 compared to $2.4 million on December 31, 2004.

Net cash used for investing activities in the first quarter of 2005 was $5.0 million compared to $3.5 million for 2004.  The increase is due to additional purchases for property, plant and equipment during these periods.  The additional spending reflects continued spending on a new facility in China and a multi-phase project to increase capacity at our Brazilian plant.  We expect to utilize between $27.0 million and $29.0 million in available cash for capital expenditures during 2005.

Cash used in financing activities in 2005 was $3.0 million compared to $1.1 million in 2004.  In the first quarter of 2005 we used $0.8 million for scheduled principal payments on our term debt, compared to $1.3 million for scheduled payments during the same period in 2004.  In the first quarter of 2005, we also disbursed $2.5 million and $1.4 million for costs related to the issuance of debt and additional stock in 2004.  Proceeds from the exercise of employee stock options were $1.7 million in the first quarter of 2005 compared to $0.2 million during the same period last year.

Of the amounts disbursed for debt and equity issuance costs in the first quarter of 2005, $3.2 million was paid to Lehman Brothers, which previously controlled more than 50% of our outstanding common stock and at March 31, 2005 owned approximately 15.0 million shares, or 33% of our outstanding common stock.  In addition, the Company has invoiced Lehman Brothers $0.3 million related to costs incurred by us in conjunction with the December 2004 secondary stock offering whereby Lehman Brothers sold a portion of its Blount holdings.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  The Company is currently evaluating SFAS No. 123(R), including the method of adoption, and expects its adoption will result in increased compensation expense in the future.  The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005.  We expect to adopt SFAS No. 123(R) on January 1, 2006.

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

Forward Looking Statements

Forward looking statements in this report, including without limitation our “outlook,” “guidance,” expectations,”  “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, as defined by the Private Securities Litigation Reform Act of 1995, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, and the anticipated level of applicable interest rates involve certain estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes. See Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K for further discussion of market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), and has concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and the Chief Financial Officer by others within those entities.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  As a result, no corrective actions were required or undertaken.

PART II

ITEM 6.  EXHIBITS

(a) Exhibits:

**31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chairman of the Board and Chief Executive Officer.

**31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

**32.1  Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James S. Osterman, Chairman of the Board and Chief Executive Officer.

**32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

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
Registrant

/s/ Calvin E. Jenness
Calvin E. Jenness
Senior Vice President and
Chief Financial Officer

Dated: May 10, 2005