Form 10-Q
period 2005-06-30
BLOUNT INTERNATIONAL INC
filed 2005-08-04
CIK 1001606

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Yes ☒                                                                                                                                         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐                                                                                                                                         No ☒

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 27, 2005
$0.01 Par Value	46,540,547 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Index

Part I Consolidated Financial Information

Item 1. Consolidated Financial Statements

Unaudited Consolidated Statements of Income Three and six months ended June 30, 2005 and June 30, 2004

Unaudited Consolidated Balance Sheets June 30, 2005 and December 31, 2004

Unaudited Consolidated Statements of Cash Flows Six months ended June 30, 2005 and June 30, 2004

Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Six months ended June 30, 2005

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Signature

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2005	2004	2005	2004

Sales	$193,753	$169,264	$379,007	$334,837
Cost of sales	133,146	110,909	258,431	219,528
Gross profit	60,607	58,355	120,576	115,309
Selling, general and administrative expenses	30,120	29,803	60,516	59,589
Operating income	30,487	28,552	60,060	55,720
Interest expense	(9,505)	(17,255)	(18,653)	(34,668)
Interest income	170	561	411	1,336
Other income (expense), net	(439)	(142)	(470)	(29)
Income before income taxes	20,713	11,716	41,348	22,359
Provision for income taxes	3,541	3,333	6,946	6,354
Net income	$17,172	$8,383	$34,402	$16,005

Basic net income per share	$0.38	$0.27	$0.76	$0.52

Diluted net income per share	$0.36	$0.25	$0.73	$0.49

Shares used in per share calculations:
Basic	45,692	30,936	45,397	30,898
Diluted	47,464	32,973	47,373	32,888

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share data)	2005	2004

Assets

Current assets:
Cash and cash equivalents	$54,322	$48,570
Accounts receivable, net of allowance for doubtful accounts of $2,425 and $2,371, respectively	82,073	74,975
Inventories	89,069	81,098
Other current assets	4,228	4,693
Total current assets	229,692	209,336
Property, plant and equipment, net	100,474	97,929
Goodwill	76,891	76,891
Deferred financing costs	21,876	23,883
Other assets	16,679	16,703
Total Assets	$445,612	$424,742

Liabilities and Stockholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$3,100	$3,199
Accounts payable	38,305	39,309
Accrued expenses	62,230	68,842
Total current liabilities	103,635	111,350
Long-term debt, excluding current maturities	479,123	491,012
Deferred income taxes	5,126	4,913
Employee benefits	66,822	62,248
Other liabilities	11,339	11,373
Total liabilities	666,045	680,896
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 46,515,747 and 44,969,886 outstanding, respectively	465	450
Capital in excess of par value of stock	557,140	553,640
Accumulated deficit	(775,763)	(810,165)
Accumulated other comprehensive loss	(2,275)	(79)
Total stockholders’ (deficit)	(220,433)	(256,154)
Total Liabilities and Stockholders’ Deficit	$445,612	$424,742

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2005	2004

Cash flows from operating activities:
Net income	$34,402	$16,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	9,937	12,163
Deferred income taxes	55	(155)
(Gain) loss on disposals of property, plant, and equipment	(428)	17
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,098)	(9,480)
(Increase) decrease in inventories	(7,971)	(10,614)
(Increase) decrease in other assets	145	(1,169)
Increase (decrease) in accounts payable	(1,004)	4,531
Increase (decrease) in accrued expenses	(2,798)	4,411
Increase (decrease) in other liabilities	2,634	(343)
Net cash provided by operating activities	27,874	15,366

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	932	48
Purchases of property, plant and equipment	(10,534)	(8,419)
Net cash used in investing activities	(9,602)	(8,371)

Cash flows from financing activities:
Reduction of long-term debt	(11,988)	(4,876)
Issuance costs related to debt	(2,554)
Issuance costs related to stock	(1,425)	(1,110)
Proceeds from issuance of stock	6,123
Purchase of treasury stock	(6,123)
Proceeds from exercise of stock options and warrants	3,447	471
Net cash used in financing activities	(12,520)	(5,515)

Net increase in cash and cash equivalents	5,752	1,480
Cash and cash equivalents at beginning of period	48,570	35,194
Cash and cash equivalents at end of period	$54,322	$36,674

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par Value of Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2004	44,970	$450	$553,640	$(810,165)	$(79)	$(256,154)

Net income				34,402		34,402
Other comprehensive income (loss):
Foreign currency translation adjustment					(2,017)	(2,017)
Unrealized losses					(179)	(179)
Comprehensive income, net						32,206
Issuance of common stock	382	4	6,119			6,123
Purchase of treasury stock	(382)	(4)	(6,119)			(6,123)
Exercise of stock options	546	5	3,432			3,437
Exercise of stock warrants	1,000	10				10
Stock compensation expense			68			68
Balance June 30, 2005	46,516	$465	$557,140	$(775,763)	$(2,275)	$(220,433)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited consolidated financial statements include the accounts of Blount International, Inc. (“Blount” or the “Company”) and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position at June 30, 2005 and December 31, 2004 and the results of operations, cash flows and changes in stockholders’ equity for the periods presented.

The accompanying financial data as of June 30, 2005 and for the three and six months ended June 30, 2005 and June 30, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Income Taxes.  United States income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so.   The American Jobs Creation Act of 2004 (the “Act”), signed into law October 22, 2004, includes a one-time election to deduct 85% of certain foreign earnings that are repatriated, as defined in the Act.  Any repatriation of foreign earnings must be completed by December 31, 2005.  The Company is evaluating the effects of repatriating a portion of its undistributed earnings of foreign subsidiaries and cannot yet reasonably estimate the tax effects of such potential repatriation.  The Company intends to complete its evaluation during the second half of 2005.

The Company’s income tax provision primarily consists of foreign, state and local taxes.  The Company has a domestic net operating loss carryforward, as well as other deferred tax assets, which are fully reserved by a valuation allowance as of December 31, 2004 and June 30, 2005.

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications had no impact on net income or net stockholders’ deficit.

NOTE 2:  INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2005	2004
Raw materials and supplies	$30,091	$28,914
Work in progress	13,918	13,708
Finished goods	45,060	38,476
Total inventories	$89,069	$81,098

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2005	2004
Land	$5,730	$4,939
Buildings and improvements	67,881	65,411
Machinery and equipment	187,802	182,626
Furniture, fixtures and office equipment	30,412	31,264
Transportation equipment	992	967
Construction in progress	13,708	15,243
Accumulated depreciation	(206,051)	(202,521)
Total property, plant and equipment, net	$100,474	$97,929

NOTE 4:  DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s refinancing activities and are amortized over the term of the related debt instruments.  Deferred financing costs, and the related amortization expense, are adjusted if any pre-payments of principal are made to the related outstanding debt.   During the six months ended June 30, 2005, the following occurred:

(Dollar amounts in thousands)
Balance at December 31, 2004	$23,883
Financing costs deferred	173
Write off during period due to pre-payments of principal	(411)
Amortization during period	(1,769)
Balance at June 30, 2005	$21,876

NOTE 5:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2005	2004
Payroll, payroll taxes and employee benefits	$24,852	$34,135
Accrued interest	10,899	7,001
Warranty reserve	5,426	4,923
Accrued taxes	3,959	4,036
Other	17,094	18,747
Total accrued expenses	$62,230	$68,842

NOTE 6:  DEBT AND FINANCING AGREEMENTS

Long-term debt consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2005	2004
Term loans	$307,223	$319,211
8 7/8% senior subordinated notes	175,000	175,000
Total debt	482,223	494,211
Less current maturities	(3,100)	(3,199)
Total long-term debt	$479,123	$491,012

The weighted average interest rate on outstanding debt as of June 30, 2005 was 6.80%, exclusive of the effect of amortization expense for deferred financing costs.

2004 Refinancing Transactions.  On August 9, 2004, the Company executed a series of refinancing transactions.  These three transactions, referred to as the “2004 Refinancing Transactions,” included:

•                  The issuance of 13,800,000 shares of common stock, which generated net proceeds to the Company of $127.2 million;

•                  The issuance of 8 7/8% senior subordinated notes due in 2012 (the “8 7/8% Senior Subordinated Notes”), which generated net proceeds to the Company of $167.1 million; and

•                  The amendment and restatement of the Company’s existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

The amendment and restatement of the senior credit facilities included, among other things, a reduction in interest rates, revisions to financial covenant ratios, the addition of maximum leverage ratios and the revision of certain repayment terms.  The amended and restated credit facilities consisted of a revolving credit facility of up to $100.0 million and term loans that included a $4.9 million Canadian term loan facility, a $265.0 million Term B loan facility and a $50.0 million Second Collateral Institutional Loan (‘‘SCIL’’) facility.

The Company used the net proceeds of the 2004 Refinancing Transactions as follows:

•                  The redemption of its 7% Senior Notes with $150.0 million principal outstanding;

•                  The redemption of its 13% Senior Subordinated Notes with $323.2 million principal outstanding;

•                  The repayment of its 12% Convertible Preferred Equivalent Security principal and accrued interest in the aggregate amount of $29.6 million; and

•                  The payment of related premiums of $27.1 million.

On December 1, 2004, the Company again amended its senior credit facilities to provide, among other things, for the repayment and elimination of the $50.0 million SCIL established in August 2004 with the proceeds from an increase in the Term B loan limit, an adjustment to certain financial covenants and a lower borrowing rate.

With the amendment and restatement of the senior credit facilities, the term of the revolving credit facility is five years, and the terms of the Canadian term loan facility and Term B loan facility are six years, in each case from August 9, 2004.   As of June 30, 2005, the Term B loan facility requires quarterly payments of $0.8 million, with a final payment of $286.9 million due on the maturity date. As of June 30, 2005, the Canadian term loan facility requires quarterly payments of $12 thousand, with a final payment of $4.5 million due on the maturity date.  Once repaid, principal under the Term loan facilities may not be re-borrowed by the Company.

The amended and restated senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment amounts related to the sale of Company assets under certain circumstances, the issuance of stock and upon the Company’s annual generation of excess cash flow as determined under the credit agreement. The credit facility provides for term loan interest rate margins to vary based on the Company’s credit facility leverage ratio. The credit facility leverage ratio is defined as the ratio of total outstanding debt under the credit facility (including outstanding letters of credit) to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Interest rates also change based upon changes in LIBOR or prime rates and changes in ratings by rating agencies. The amount available on the revolving credit facility is reduced by outstanding letters of credit and is further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of June 30, 2005, the Company had the ability to borrow $92.3 million under the terms of the revolving credit agreement.

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc.  Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants in areas such as investments, loans and advances, indebtedness, and the sale of stock and assets.  The Company was in compliance with all debt covenants as of June 30, 2005.

As a result of the 2004 Refinancing Transactions, the Company has one registered debt security, the 8 7/8% Senior Subordinated Notes. These notes are issued by Blount, Inc., are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% Senior Subordinated Notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% Senior Subordinated Notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 13.

NOTE 7:  SHARE AND EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings per share computations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2005	2004	2005	2004

Shares for basic income per share computation – weighted average common shares outstanding	45,692	30,936	45,397	30,898
Dilutive effect of stock options and warrants	1,772	2,037	1,976	1,990
Shares for diluted income per share computation	47,464	32,973	47,373	32,888

Options excluded from computation as anti-dilutive	537	1,255	9	1,255

In August 2004, the Company issued 13,800,000 shares of common stock and received $127.2 million net of related issuance fees and costs.  In December 2004, Lehman Brothers Merchant Banking Partners II L.P. and certain of its affiliates (“Lehman Brothers”) sold 11,225,492 shares of the Company’s common stock in a secondary public stock offering for which the Company did not receive any proceeds.

In June 2005 the Company and certain of its stockholders sold 7,500,000 shares of the Company’s common stock in a public offering.  The shares were offered pursuant to an effective shelf registration statement that was previously filed with the Securities and Exchange Commission.  The Company retained cumulative net proceeds of $10 thousand for the following transactions:

•                  Lehman Brothers sold 7,117,620 shares of the Company’s common stock.  The Company did not receive any proceeds from this sale.

•                  The Company issued 382,380 shares of common stock and received net proceeds of $6.1 million.

•                  The Company purchased 382,380 shares of common stock from certain stockholders for $6.1 million.  These shares are classified as treasury stock.  The Company has accounted for the treasury stock as constructively retired in the consolidated financial statements.

•                  Lehman Brothers exercised warrants for 1,000,000 shares of common stock at $0.01 a share with net proceeds of $10 thousand received by the Company.  Lehman Brothers retained ownership of these shares and as of June 30, 2005 held approximately 8.9 million shares of the Company’s common stock.

NOTE 8:  STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant or modification over the amount an employee must pay to acquire the stock.  The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”.  If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s net income and net income per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income as reported	$17,172	$8,383	$34,402	$16,005
Add: stock-based employee compensation cost, net of tax, included in the reported results	26		56	125
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income under fair value method	(198)	(286)	(396)	(582)
Pro forma net income	$17,000	$8,097	$34,062	$15,548

Basic earnings per share as reported	$0.38	$0.27	$0.76	$0.52
Pro forma basic earnings per share	$0.37	$0.26	$0.75	$0.50
Diluted earnings per share as reported	$0.36	$0.25	$0.73	$0.49
Pro forma diluted earnings per share	$0.36	$0.25	$0.72	$0.47

NOTE 9:  PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of net periodic benefit cost for funded and unfunded pension and other post-retirement benefits for the three months ended June 30 are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$1,460	$1,230	$112	$110
Interest cost	2,392	2,119	572	524
Expected return on plan assets	(2,404)	(1,819)	(11)	(17)
Amortization of prior service cost	93	93	2	2
Amortization of net loss	648	576	332	262
Total net periodic benefit cost	$2,189	$2,199	$1,007	$881

The components of net periodic benefit cost for funded and unfunded pension and other post-retirement benefits for the six months ended June 30 are as follows:

	Six Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$2,919	$2,460	$225	$220
Interest cost	4,784	4,237	1,144	1,048
Expected return on plan assets	(4,807)	(3,639)	(22)	(33)
Amortization of prior service cost	186	186	4	4
Amortization of net loss	1,296	1,152	663	523
Total net periodic benefit cost	$4,378	$4,396	$2,014	$1,762

The Company expects to contribute approximately $10.0 million to its funded pension plans during 2005 and does not expect to make any contributions to the post-retirement medical plan during 2005.

NOTE 10:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

June 30,
(Amounts in thousands)	2005
Warranty reserve	$5,426
Letters of credit outstanding	7,751
Third party financing agreements (1)	2,910
Accounts receivable securitization (2)	353
Total guarantees and other commercial commitments	$16,440

(1)  Applicable to third party financing agreements for customer equipment purchases.

(2)  Includes guarantees to a third party financing company of certain accounts receivable.

The warranty reserve is included in accrued expenses on the consolidated balance sheet.  In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 6).

Changes in the warranty reserve are as follows:

	Six months ended June 30,
(Amounts in thousands)	2005	2004
Balance as of December 31, 2004 and 2003	$4,923	$4,120
Accrued warranty expense	2,433	3,476
Payments made (in cash or in-kind)	(1,930)	(2,765)
Balance at end of period	$5,426	$4,831

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

The Company has accrued $0.1 million at June 30, 2005 and December 31, 2004 for the potential costs of any clean-up at the Site. The Company incurred no costs during the six month periods ended June 30, 2005 and 2004 to administer compliance in regards to the Site.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site.  The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process.  The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties.  The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, that were sent there. However, based upon its current knowledge, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows.  The Company has received no further notice or explanation from Region IX of the EPA as of June 30, 2005.

On June 30, 2005, the Company was served with a “notice of meeting” on behalf of Williams Control, Inc. (“WCI”) in connection with WCI’s agreement with the State of Oregon Department of Environmental Quality (“DEQ”) to enter into the voluntary cleanup program (the “Program”) relating to WCI’s facility located at 14100 SW 72nd Avenue in Portland, Oregon (the “Site”).

The notice alleges that Blount, Inc. is responsible for some portion of any required cleanup or remediation related to the Program as a successor in interest to Omark Industries, Inc. (“Omark”) through Omark’s alleged operations at the site from 1968 through 1973. The Company understands that one other prior operator of the business, the entity from which WCI purchased the business, and one prior owner of the Site have also been served with the notice.

WCI alleges that a plume of chlorinated solvents, primarily TCE, is contained in groundwater at the Site and has migrated onto neighboring properties. At this time, the Company does not know the number of locations or the extent of contamination, if any, that may be involved.

A meeting of alleged Potentially-Responsible Parties is scheduled for early September 2005. No demand for any specific monetary amount has been made.  At this early stage, the Company does not have a sufficient basis to determine whether it has any liability in this matter or, if it does, what its share of any costs of remediation would be.  The Company has reserved all of its rights in this matter and is investigating further.

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

NOTE 11:  SEGMENT INFORMATION

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

Certain financial information by segment is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Sales:
Outdoor Products	$114,092	$102,178	$230,893	$204,279
Industrial and Power Equipment	63,687	53,093	119,703	107,117
Lawnmower	16,136	14,198	28,878	23,817
Inter-Segment Elimination	(162)	(205)	(467)	(376)
Total Sales	$193,753	$169,264	$379,007	$334,837

Operating income:
Outdoor Products	$26,797	$26,099	$55,283	$52,420
Industrial and Power Equipment	6,439	4,885	11,186	9,626
Lawnmower	1,445	1,489	1,686	1,262
Inter-Segment Elimination	9	4	(30)	7
Contribution from segments	34,690	32,477	68,125	63,315
Corporate expenses	(4,203)	(3,925)	(8,065)	(7,595)
Operating income	30,487	28,552	60,060	55,720
Interest expense	(9,505)	(17,255)	(18,653)	(34,668)
Interest income	170	561	411	1,336
Other income (expense), net	(439)	(142)	(470)	(29)
Income before income taxes	$20,713	$11,716	$41,348	$22,359

NOTE 12:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2005	2004
Interest paid	$12,713	$29,878
Income taxes paid, net	$7,056	$5,768

NOTE 13:  CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations and the balance sheets and cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended June 30, 2005
Sales		$127,448	$45,374	$68,023	$(47,092)	$193,753
Cost of sales		87,747	36,434	51,723	(42,758)	133,146
Gross profit		39,701	8,940	16,300	(4,334)	60,607
Selling, general and administrative expenses		18,496	3,858	7,766		30,120
Operating income		21,205	5,082	8,534	(4,334)	30,487
Other, net	$(4,434)	(5,245)	144	(239)		(9,774)
Income (loss) before income taxes	(4,434)	15,960	5,226	8,295	(4,334)	20,713
Provision (benefit) for income taxes	(757)	1,378	261	2,659		3,541
Income (loss)	(3,677)	14,582	4,965	5,636	(4,334)	17,172
Equity in earnings (losses) of affiliated companies, net	20,849	6,267	65		(27,181)
Net income (loss)	$17,172	$20,849	$5,030	$5,636	$(31,515)	$17,172

For the Six Months Ended June 30, 2005
Sales		$249,379	$87,374	$139,711	$(97,457)	$379,007
Cost of sales		180,186	70,687	103,066	(95,508)	258,431
Gross profit		69,193	16,687	36,645	(1,949)	120,576
Selling, general and administrative expenses		36,625	7,882	16,009		60,516
Operating income		32,568	8,805	20,636	(1,949)	60,060
Other, net	$(8,466)	(10,022)	13	(237)		(18,712)
Income (loss) before income taxes	(8,466)	22,546	8,818	20,399	(1,949)	41,348
Provision for income taxes	(1,422)	652	441	7,275		6,946
Income (loss)	(7,044)	21,894	8,377	13,124	(1,949)	34,402
Equity in earnings (losses) of affiliated companies, net	41,446	19,552	134		(61,132)
Net income (loss)	$34,402	$41,446	$8,511	$13,124	$(63,081)	$34,402

Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Three Months Ended June 30, 2004
Sales		$115,403	$40,539	$54,506	$(41,184)	$169,264
Cost of sales		86,274	31,856	37,128	(44,349)	110,909
Gross profit		29,129	8,683	17,378	3,165	58,355
Selling, general and administrative expenses		18,571	4,294	6,938		29,803
Operating income		10,558	4,389	10,440	3,165	28,552
Other, net	$(5,184)	(10,794)	(84)	(774)		(16,836)
Income (loss) before income taxes	(5,184)	(236)	4,305	9,666	3,165	11,716
Provision for income taxes		(66)	216	3,183		3,333
Income (loss)	(5,184)	(170)	4,089	6,483	3,165	8,383
Equity in earnings (losses) of affiliated companies, net	13,567	13,737	32		(27,336)
Net income (loss)	$8,383	$13,567	$4,121	$6,483	$(24,171)	$8,383

For the Six Months Ended June 30, 2004
Sales		$228,837	$77,432	$112,386	$(83,818)	$334,837
Cost of sales		167,829	60,900	79,412	(88,613)	219,528
Gross profit		61,008	16,532	32,974	4,795	115,309
Selling, general and administrative expenses		36,457	9,058	14,074		59,589
Operating income		24,551	7,474	18,900	4,795	55,720
Other, net	$(10,303)	(21,832)	(187)	(1,039)		(33,361)
Income (loss) before income taxes	(10,303)	2,719	7,287	17,861	4,795	22,359
Provision (benefit) for income taxes		(52)	365	6,041		6,354
Income (loss)	(10,303)	2,771	6,922	11,820	4,795	16,005
Equity in earnings (losses) of affiliated companies, net	26,308	23,537	68		(49,913)
Net income (loss)	$16,005	$26,308	$6,990	$11,820	$(45,118)	$16,005

Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

June 30, 2005

Assets
Cash and cash equivalents		$29,951		$24,371		$54,322
Accounts receivable, net		45,855	$12,224	23,994		82,073
Intercompany receivables		171,714	65,331	20,324	$(257,369)
Inventories		35,650	27,411	26,008		89,069
Other current assets		1,264	681	2,283		4,228
Total current assets		284,434	105,647	96,980	(257,369)	229,692
Investments in affiliated companies	$38,968	272,686	122	248	(312,024)
Property, plant and equipment, net		26,053	32,804	41,617		100,474
Goodwill and other assets		73,391	30,961	11,094		115,446
Total Assets	$38,968	$656,564	$169,534	$149,939	$(569,393)	$445,612

Liabilities and Stockholders’ Equity (Deficit)
Current maturities of long-term debt		$3,051		$49		$3,100
Accounts payable		20,070	$8,092	10,143		38,305
Intercompany payables	$257,369				$(257,369)
Accrued expenses		41,787	7,313	13,130		62,230
Total current liabilities	257,369	64,908	15,405	23,322	(257,369)	103,635
Long-term debt, excluding current maturities		474,476		4,647		479,123
Other liabilities	2,032	78,212	(115)	3,158		83,287
Total liabilities	259,401	617,596	15,290	31,127	(257,369)	666,045
Stockholders equity (deficit)	(220,433)	38,968	154,244	118,812	(312,024)	(220,433)
Total Liabilities and Stockholders’ Equity (Deficit)	$38,968	$656,564	$169,534	$149,939	$(569,393)	$445,612

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2004

Assets
Cash and cash equivalents		$17,229	$(2,460)	$33,801		$48,570
Accounts receivable, net		42,878	13,730	18,367		74,975
Intercompany receivables		176,120	64,016	13,532	$(253,668)
Inventories		33,037	25,858	22,203		81,098
Other current assets		2,485	589	1,619		4,693
Total current assets		271,749	101,733	89,522	(253,668)	209,336
Investments in affiliated companies	$(283)	253,348		248	(253,313)
Property, plant and equipment, net		27,010	33,071	37,848		97,929
Goodwill and other assets		73,038	31,961	12,478		117,477
Total Assets	$(283)	$625,145	$166,765	$140,096	$(506,981)	$424,742

Liabilities and Stockholders’ Equity (Deficit)
Current maturities of long-term debt		$3,150		$49		$3,199
Accounts payable		21,710	$8,517	9,082		39,309
Intercompany payables	$253,668				$(253,668)
Accrued expenses		46,371	8,964	13,507		68,842
Total current liabilities	253,668	71,231	17,481	22,638	(253,668)	111,350
Long-term debt, excluding current maturities		486,188		4,824		491,012
Other liabilities	2,203	68,009	3,979	4,343		78,534
Total liabilities	255,871	625,428	21,460	31,805	(253,668)	680,896
Stockholders equity (deficit)	(256,154)	(283)	145,305	108,291	(253,313)	(256,154)
Total Liabilities and Stockholders’ Equity (Deficit)	$(283)	$625,145	$166,765	$140,096	$(506,981)	$424,742

Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Six Months Ended June 30, 2005
Net cash provided by (used in) operating activities	$(5,723)	$32,475	$4,012	$(2,890)		$27,874

Net cash used in investing activities		(1,687)	(1,552)	(6,363)		(9,602)

Cash flows from financing activities:
Reduction of long-term debt		(11,811)		(177)		(11,988)
Issuance costs related to debt		(2,554)				(2,554)
Issuance costs related to stock	(1,425)					(1,425)
Proceeds from issuance of stock	6,123					6,123
Purchase of treasury stock	(6,123)					(6,123)
Exercise of stock options and warrants	3,447					3,447
Advances from (to) affiliates	3,701	(3,701)
Net cash provided by (used in) financing activities	5,723	(18,066)		(177)		(12,520)

Net increase (decrease) in cash and cash equivalents		12,722	2,460	(9,430)		5,752
Cash and cash equivalents at beginning of period		17,229	(2,460)	33,801		48,570
Cash and cash equivalents at end of period	$0	$29,951	$0	$24,371		$54,322

For the Six Months Ended June 30, 2004
Net cash provided by (used in) operating activities	$(11,594)	$22,148	$1,160	$3,652		$15,366

Net cash used in investing activities		(2,293)	(1,093)	(4,985)		(8,371)

Cash flows from financing activities:
Reduction of long-term debt		(4,481)		(395)		(4,876)
Exercise of stock options	471					471
Advances from (to) affiliates	11,123	(11,123)
Other financing activities		(1,110)				(1,110)
Net cash provided by (used in) financing activities	11,594	(16,714)		(395)		(5,515)

Net increase (decrease) in cash and cash equivalents		3,140	68	(1,728)		1,480
Cash and cash equivalents at beginning of period		13,667	(556)	22,083		35,194
Cash and cash equivalents at end of period	$0	$16,807	$(488)	$20,355		$36,674

NOTE 14:  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The provisions of SFAS 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.  The Company expects to adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative.  On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  The Company is currently evaluating SFAS No. 123(R) and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption of FAS 123R is not known at this time due to these factors as well as the unknown level of share-based payments granted in future years.  The Company expects the adoption of SFAS No. 123(R) will result in the recognition of increased compensation expense in future periods.  The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005.  The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

The effect on results of operations of expensing stock options using the Black-Scholes model is presented in Note 8.  Under certain conditions, stock options granted by the Company are eligible for continued vesting upon the retirement of the employee. The FASB clarified in FAS 123(R) that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The pro forma disclosure currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123(R), and then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had the Company been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the effect on stock-based compensation expense in the pro forma disclosure of the effect of expensing stock options presented in Note 8 would be immaterial for all periods presented.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.  The Company expects to adopt SFAS No. 153 on January 1, 2006.

NOTE 15:  RELATED PARTY TRANSACTIONS

In March 2005, $3.2 million was paid to Lehman Brothers for advisory fees relating to the 2004 Refinancing Transactions.  In May 2005, Lehman Brothers paid $0.3 million for costs incurred by the Company in conjunction with the secondary public offering that occurred in December 2004.  In June 2005, as part of a secondary stock offering, the Company incurred $0.1 million in expenses that will be reimbursed by Lehman Brothers.  In June 2005, Lehman Brothers paid the Company $10 thousand to exercise 1,000,000 previously issued warrants and received 1,000,000 shares of our common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Three months and six months ended June 30, 2005 compared to three months and six months ended June 30, 2004 (unaudited).

We continue to experience year-over-year growth in sales and net income related to business growth and the benefits of refinancing activities completed during the second half of 2004.

Sales for the second quarter ended June 30, 2005 were $193.8 million compared to $169.3 million in the second quarter of 2004.  Operating income in the quarter increased to $30.5 million in 2005 from $28.6 million in 2004. Net income for the second quarter of 2005 was $17.2 million ($0.36 per diluted share) compared to $8.4 million ($0.25 per diluted share) in 2004.

Sales for the six months ended June 30, 2005 were $379.0 million compared to $334.8 million in the first half of 2004. Operating income increased to $60.1 million in the first half of 2005 from $55.7 million in the first half of 2004. Net income for the six months ended June 30, 2005 was $34.4 million ($0.73 per diluted share) compared to $16.0 million ($0.49 per diluted share) in 2004.

Our sales in the second quarter and six months ended June 30, 2005 increased by $24.5 million, or 14%, and $44.2 million, or 13%, respectively, from the same periods in 2004.  The increase in sales is primarily attributable to the following:

•                  An increase in international sales for the Outdoor Products segment of $13.0 million, or 21%, and $27.1 million, or 22%, respectively, for the periods reported due to the relative weakness of the U.S. dollar and continued strong international demand for our products.

•                  Our Industrial and Power Equipment segment sales grew $10.6 million, or 20%, and $12.6 million, or 12%, respectively, for the periods reported due primarily to increased unit volume and higher selling prices.

•                  The continued market acceptance of our new lineup of Dixon lawnmowers featuring all steel bodies, as well as new distribution arrangements, helped increase Lawnmower segment sales by $1.9 million, or 14%, and $5.1 million, or 21%, respectively for the periods reported.

Sales backlog for the second quarter ended June 30, 2005 was $157.5 million, a decrease from $161.9 million at March 31, 2005, but an increase from $150.3 million at December 31, 2004 and $130.4 million at June 30, 2004.  Over the past year, backlog growth has been strongest in our Industrial and Power Equipment segment.  The Outdoor Products Group has also experienced an increase in backlog since December 31, 2004.

Operating income increased by $1.9 million, or 7%, during the second quarter of 2005 compared to 2004. The improvement is primarily due to a year-over-year gross profit increase of $2.3 million, or 4%, partially offset by a $0.3 million, or 1%, increase in selling, general and administrative (“SG&A”) expense. Operating income increased by $4.3 million, or 8%, for the six months ended June 30, 2005 from the comparable period of 2004. The improvement is primarily due to a year-over-year gross profit increase of $5.3 million, or 5%, partially offset by a $0.9 million, or 2%, increase in SG&A expense.

The comparison of operating income for the quarter and six months ended June 30, 2005 to the same periods in 2004 reflects the following:

•                  The favorable effect of increased unit sales, led by growth of international sales for all three segments;

•                  The unfavorable net effect of currency exchange rates, due to the recent weakening of the US dollar against the Canadian Dollar and the Brazilian Real;

•                  The unfavorable effect of steel price increases, which have also recently shown more stable trends in mid-2005; and

•                  The unfavorable administrative cost increase to comply with the Sarbanes-Oxley Act of 2002.

The year-over-year change in gross profit is presented in the following table (in millions):

	Three Months Ended June 30	Six Months Ended June 30
2004 Gross Profit	$58.4	$115.3
Increase (Decrease)
Sales Volume	5.7	9.7
Selling Price and Mix	4.2	11.0
Product Cost and Mix	(7.6)	(15.1)
Foreign Currency Translation	(0.1)	(0.3)
2005 Gross Profit	$60.6	$120.6

As a percent of sales, gross profit decreased to 31.3% in the second quarter of 2005 compared to 34.5% for the same period in 2004.  The decrease in gross margin reflects year-over-year increases in raw material costs, partially offset by increases in net selling prices implemented in late 2004 and early 2005 for many of our products.  Increases in product cost include the effect of higher steel costs estimated at $1.4 million for the second quarter and $7.2 million for the six months.  Changes in product mix and distribution channels were also factors for certain of our businesses.  The comparative growth rate between segments was also a factor for the three month period ended June 30, 2005, with a larger proportion of the Company’s year over year sales growth coming from segments that generate lower gross margins.  A stronger Canadian Dollar and Brazilian Real and a relatively weaker U.S. dollar produced a net negative effect from foreign currency for the six months ended June 30, 2005 compared to the corresponding period in 2004 as increased net costs were partially offset by higher sales revenue.

SG&A increased to $30.1 million in the second quarter of 2005 from $29.8 million in the same period of 2004.  For the six months year to date, SG&A expense was $60.5 million compared to $59.6 million last year.  As a percent of sales, the Company achieved additional leverage with SG&A decreasing to 15.5% in the current quarter from 17.6% in the second quarter of 2004.  For the six months ended June 30, 2005, SG&A decreased to 16.0% of sales from 17.8% in for the same period of 2004.

The year-over-year comparison of expenditures includes the adverse affect of exchange rates on expenses of our foreign offices compared to the same periods of 2004, which amounted to $0.5 million for the second quarter and $0.9 million for the six months ended June 30, 2005.  Compliance-related expenditures associated with the Sarbanes-Oxley Act increased $0.9 million for the quarter and $1.3 million for the six months. This trend is expected to continue for the remainder of 2005.  The provision for bad debts on trade receivables increased by $0.2 million for both the quarter and six months year-to-date compared to the same periods last year, primarily due to the overall increase in sales during the same periods.  These increases have been partially offset by a decrease in advertising expenses of $0.5 million and $0.6 million during the quarter and six month periods respectively.  Also, expenditures for compensation and benefits have decreased by $0.9 million and $0.8 million respectively for the quarter and six months compared to the same periods in 2004, primarily due to reductions to incentive compensation and employee benefits expenses.

Net income for the second quarter of 2005 was $17.2 million, or $0.36 per diluted share, compared to net income of $8.4 million, or $0.25 per diluted share, in 2004. Net income for the six months ended June 30, 2005 was $34.4 million, or $0.73 per diluted share, compared to net income of $16.0 million, or $0.49 per diluted share, in 2004. The change in net income is primarily due to the following:

•                  An increase in operating income of $1.9 million and $4.3 million, respectively, during the second quarter and six months, primarily from growth in sales volume.

•                  A decrease in interest expense of $7.8 million and $16.0 million, respectively, reflecting decreases in average outstanding debt balances and average interest rates associated with changes in our capital structure.

•                  A decrease in interest income of $0.4 million and $0.9 million, respectively.  This decrease included $0.4 million and $1.1 million, respectively, related to interest on an income tax refund received in the fourth quarter of 2004, partially offset in the six month period by an increase of $0.2 million related to increased cash and cash equivalent balances held at foreign locations.

•                  An increase in other expense of $0.3 million and $0.4 million, respectively.  This increase is due primarily to the $0.4 million charge recorded in the second quarter of 2005 to write off deferred financing costs resulting from the pre-payment of debt principal.

Our effective income tax rate was 17.1% and 16.8%, respectively, in the second quarter and for the six months ended June 30, 2005 compared to 28.4% in both comparable periods of 2004.  This decrease in the effective tax rate for 2005 reflects a higher proportion of domestic taxable income to foreign taxable income when compared to 2004, and the related utilization of domestic net operating loss carryforwards.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so.   The American Jobs Creation Act of 2004 (the “Act”), signed into law October 22, 2004, includes a one-time election to deduct 85% of certain foreign earnings that are repatriated, as defined in the Act.  Any repatriation of foreign earnings must be completed by December 31, 2005.  Management is evaluating the effects of repatriating a portion of the Company’s undistributed earnings of foreign subsidiaries and cannot yet reasonably estimate the tax effects of such potential repatriation.  We intend to complete our evaluation during the second half of 2005.

The following table reflects segment sales and contribution to operating income for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Sales:
Outdoor Products	$114,092	$102,178	$230,893	$204,279
Industrial and Power Equipment	63,687	53,093	119,703	107,117
Lawnmower	16,136	14,198	28,878	23,817
Inter-Segment Elimination	(162)	(205)	(467)	(376)
Total Sales	$193,753	$169,264	$379,007	$334,837

Operating income:
Outdoor Products	$26,797	$26,099	$55,283	$52,420
Industrial and Power Equipment	6,439	4,885	11,186	9,626
Lawnmower	1,445	1,489	1,686	1,262
Inter-Segment Elimination	9	4	(30)	7
Contribution from segments	34,690	32,477	68,125	63,315
Corporate expenses	(4,203)	(3,925)	(8,065)	(7,595)
Operating income	$30,487	$28,552	$60,060	$55,720

Outdoor Products Segment.  Sales for the Outdoor Products segment in the second quarter of 2005 were $114.1 million compared to $102.2 million in the same period of 2004, an increase of 12%.  For the six month period, sales were $230.9 million compared to $204.3 million last year.

The increases in sales of $11.9 million and $26.6 million for the quarter and six months ended June 30, 2005, compared to the same periods in 2004, reflect a 21% and 22% growth rate, respectively, in international sales, offset partially by a decline in sales in the United States.  For the quarter, sales of chainsaw components and accessories increased 12%, and concrete cutting products increased 25%, on a year-over-year basis.  The effect of these product line growth rates is partially diminished by slower growth rates for outdoor care parts and accessories which grew at the rate of 2% for the quarter, attributed to relatively unfavorable weather conditions in our domestic markets.  For the six months ended June 30, 2005, sales of chainsaw components and accessories increased 14%, and concrete cutting products increased 33%, on a year-over-year basis, while the outdoor care parts and accessories held constant compared to the previous year.

The increase in sales is primarily attributed to the effects of higher volume, estimated at $11.2 million for the second quarter and $22.3 million for the six month period.  The combination of price and mix had an unfavorable effect on sales of $0.6 million for the quarter but a favorable effect of $1.3 million for the six month period.  The estimated effect of foreign currency translation on sales was an increase of $1.3 million and $3.1 million for the two periods, respectively.  Sales backlog increased to $82.6 million compared to $77.4 million at December 31, 2004, and $77.3 million at June 30, 2004.

Second quarter segment contribution to operating income was $26.8 million compared to $26.1 million for 2004, an increase of 3%.  Segment contribution to operating income for the six months ended June 30, 2005 was $55.3 million compared to $52.4 million for the same period last year, an increase of 5%.  The increase in unit volume is estimated to have yielded an additional $5.8 million and $10.3 million, respectively, when compared to the results from the unit volumes sold in the second quarter and first six months of 2004.  These volume increases were partially offset by increases in product costs that include higher steel costs estimated at $1.9 million for the quarter and $4.8 million for the six month period compared to last year.  We estimate the net unfavorable effect of exchange rates at $0.5 million and $1.3 million, respectively, for the second quarter and six months ended June 30, 2005 compared to the same periods in 2004.  The weaker US dollar negatively impacted the costs of production, costs for products purchased internationally for re-sale and SG&A expenses in most of our foreign locations. Increases to our product costs and SG&A, along with changes in our channel mix, have been partially offset by selling price increases implemented as of January 1, 2005 in certain of our markets.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment in the second quarter of 2005 were $63.7 million compared to $53.1 million in the same period of 2004, a 20% increase. For the year to date periods, sales were $119.7 million compared to $107.1 million last year, a 12% increase.

The growth in sales reflected an increase in sales volume, as well as an increase in average prices over the same periods in 2004.  Higher unit volume contributed an estimated $5.9 million for the quarter and $4.3 million for the six months ended June 30, 2005 compared to the same periods in 2004.  For our forestry and industrial related products, international sales grew $5.7 million in the second quarter of 2005 compared to the same period in 2004, and for the six months ended June 30, international sales grew by $7.6 million compared to the same period in 2004.  International sales represented 16% of total forestry and industrial related product sales for the six months ended June 30, 2005 compared to 10% for the first half of 2004.  Domestically, forestry and industrial related product sales have also increased reflecting good industry conditions for our products in the US market as well.  Increases to selling prices implemented during 2004 and in January 2005, combined with the effect of changes in product mix, provided an additional $4.1 million of revenue from forestry and industrial products for the quarter, compared to 2004, and $6.9 million for the six months ended June 30, 2005, compared to 2004.  Sales of our rotational bearings and mechanical power transmission products were comparable to last year’s second quarter results, and for the six months ended June 30 were 9%, or $0.9 million higher than the prior year period, primarily due to increases to unit prices implemented in January 2005.  Sales backlog for the segment was $74.4 million at June 30, 2005 compared to $69.8 million at March 31, 2005, $63.7 million at the end of 2004 and $52.8 million at June 30, 2004.

Second quarter segment contribution to operating income was $6.4 million compared to $4.9 million in 2004, an increase of 32%.  Segment contribution to operating income for the six months ended June 30, 2005 was $11.2 million compared to $9.6 million for the same period last year, an increase of 16%.  Increases in selling prices provided an additional $4.7 million for the quarter and $8.3 million for the six month period.  A decrease in SG&A expense added $0.3 million for the quarter, and $1.0 million for the six months ended June 30.  These increases to profitability were partially offset by higher product costs and unfavorable product mix with an estimated negative effect of $3.4 million and $7.8 million, combined, for the second quarter and six months ended June 30, respectively.  Last year’s significant increase in steel prices affected this segment beginning with the second quarter of 2004.  For the second quarter, product costs included an estimated favorable impact of $0.4 million from lower steel prices compared to the second quarter of 2004. However, the effect of steel prices is estimated at $2.1 million unfavorable for the six months ended June 30, 2005 compared to the same period in 2004.

Lawnmower Segment.  Sales for the Lawnmower segment were $16.1 million in the second quarter of 2005 compared to $14.2 million in the second quarter of 2004, a 14% increase. For the six months ended June 30, sales were $28.9 million in 2005 compared to $23.8 million last year, an increase of 21%.

The increase in sales reflected a 15% increase in unit volume for the second quarter and 18% increase for the six months ending June 30, accounting for $1.7 million and $3.7 million of the increase, respectively, compared to the comparable periods last year.  The effect of selling price and product mix is negligible for the second quarter compared to last year; however, for the six months ended June 30, 2005, the combination of selling price and product mix contributed an additional $1.4 million to the segment’s revenue growth.  Growth of international sales continues to be a point of focus with the year-over-year increase of 254% and 179% for the second quarter and six month period, respectively, compared to the same periods in 2004.  International sales represented 12% of total segment sales for the six months ended June 30, 2005 compared to 5% for the first half of 2004.  Sales backlog at June 30, 2005 of $0.5 million was seasonally low and compares to $9.2 million at December 31, 2004 and $0.2 million at June 30, 2004.

Segment contribution to operating income in the second quarter was comparable to the same period in 2004, and for the six months ended June 30, the current year’s results were $0.4 million higher than the same period in 2004.  In the 2005 reporting periods, higher unit volume and sales revenue and lower SG&A expense was partially offset by lower gross margins, primarily due to a higher proportion of sales through distributors than in the comparable periods of 2004.

Corporate Expense.  Corporate expense in the second quarter of 2005 increased to $4.2 million from $3.9 million in the comparable quarter of 2004.  Year to date, corporate expense was $8.1 million compared to $7.6 million for the same period in 2004.  The $0.3 million, or 7%, increase for the second quarter, and the $0.5, or 6%, increase for the six months ended June 30, includes $0.9 million and $1.3 million, respectively, for incremental costs to prepare for Sarbanes-Oxley compliance.  These increases are partially offset by decreases in incentive and other compensation and severance costs, a reduction in benefits expense and a reduction in legal fees.  We expect full year 2005 corporate expense to be higher than in 2004 due to the requirements of Sarbanes-Oxley.

Financial Condition, Liquidity and Capital Resources

Total debt at June 30, 2005 was $482.2 million compared to $494.2 million at December 31, 2004.  As of June 30, 2005, outstanding debt consisted of term loans of $307.2 million and 8 7/8% Senior Subordinated Notes of $175.0 million with a weighted average interest rate of 6.80%.

In August 2004, we completed the following refinancing transactions:

•                  The issuance of 13,800,000 shares of Company common stock, which generated net proceeds of $127.2 million;

•                  The issuance of new 8 7/8% Senior Subordinated Notes due in 2012 that generated net proceeds of $167.1 million; and,

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

•                  The repayment of our 12% Convertible Preferred Equivalent Security principal and accrued interest in the aggregate amount of $29.6 million; and

•                  The payment of related premiums of $27.1 million.

Interest and principal payment obligations have been reduced as a result of these changes to our debt structure and the Company is now benefiting from lower interest expense.  Interest expense was $18.7 million in the first six months of 2005 compared to $34.7 million for the same period in 2004.  Interest expense has been reduced primarily from a reduction in our average borrowing rate and by the reduction in the principal amount of long term debt.  Our annual interest expense may vary in the future because the senior credit facility interest rates are variable.  Cash interest paid in the first six months of 2005 was $12.7 million, compared to $29.9 million for the same period in 2004.

Our debt continues to be significant, and debt service payments continue to represent substantial obligations.  This degree of leverage may adversely affect our operations and could have important consequences, including the following:

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

In June 2005, we made a $10.0 million voluntary pre-payment of principal on our term loans.  We also made additional voluntary pre-payments of principal on our term loans totaling $25.0 million during the month of July 2005.  These principal pre-payments will further reduce our future interest expense, and we anticipate we will be able to make subsequent voluntary pre-payments of principal on our term loans from time to time during the remainder of 2005.

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations.  Interest on loan and credit facilities is payable in arrears according to varying interest rates and periods.  We expect our remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs.

Under the amended and restated senior credit agreement, the amount available to be drawn on our $100.0 million revolving credit facility could be restricted by our leverage ratio and first lien credit facilities leverage ratio.  Availability is further reduced for any outstanding letters of credit issued under the facility.  At June 30, 2005 and at December 31, 2004, the Company had no amount drawn down on this facility and had borrowing availability of $92.3 million and $92.2 million, respectively.

The Company and all of our domestic subsidiaries other than Blount, Inc. guarantee the obligations of Blount, Inc. under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and pledges of all of the stock of domestic subsidiaries held by Blount, Inc.  In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as further collateral.

Our senior credit facilities are subject to certain reporting and financial covenant compliance requirements. We were in compliance with all debt covenants as of June 30, 2005.  Non-compliance with these covenants could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, including the potential sale of our assets.  Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating, although our credit ratings can result in increases or decreases to our borrowing rate.  In June 2005, our credit rating was upgraded by a rating agency, resulting in a 0.25% reduction to the variable interest rates on our term loans.

With the amendment and restatement of our senior credit facilities, the term of the revolving credit facility is five years, and the terms of the Canadian term loan facility and Term B loan facility are six years, in each case, from August 9, 2004.  Required principal payments are adjusted after each voluntary pre-payment of principal we make on the term loans.  The Term B loan facility requires quarterly payments of $0.8 million, with a final payment of $286.9 million due on the maturity date. The Canadian term loan facility requires quarterly payments of $12 thousand, with a final payment of $4.5 million due on the maturity date.  Once repaid, principal under the Term loan facilities may not be re-borrowed by the Company.

Cash and cash equivalents at June 30, 2005 were $54.3 million compared to $48.6 million at December 31, 2004.  The increase in the cash balance of $5.8 million in the first six months of 2005 compares to an increase of $1.5 million in the same period of 2004.

Cash provided by operating activities was $27.9 million in the first six months of 2005 compared to $15.4 million in the same period of 2004. The $12.5 million increase in cash provided by operating activities reflects the following:

•                  Year-over-year increase in net income of $18.4 million.

•                  A $2.5 million decrease in depreciation, amortization and other non-cash charges, including deferred income taxes, and non-cash gains and losses, reflected in net income.  The decrease in non-cash charges is primarily due to a reduction in amortization of debt discount and deferred financing costs.

•                  The effect of increased sales activity resulted in additional accounts receivable of $7.1 million and inventories of $8.0 million.  However the use of cash to support this business growth was $2.4 million and $2.6 million less, respectively, than that needed in the prior year.

•                  A combined use of cash for accounts payable and accrued expenses of $3.8 million compared to the $8.9 million source of cash for the same period in 2004.  Included in the 2005 period was $3.7 million for payment of the 2004 debt and equity issuance costs accrued at December 31, 2004.

•                  A source of cash of $2.8 million for other assets and liabilities, due primarily to non-cash increases in the long term benefits liability accounts, compared to a use of cash of $1.5 million in the same period for 2004, which included $1.1 million of accrued interest receivable related to an income tax refund.

Accounts receivable increased during the first six months of 2005 by $7.1 million from the end of 2004.  The increase in receivables reflects an increase in sales, as well as sales programs in certain of our segments.  The allowance for doubtful accounts remained comparable at $2.4 million at both June 30, 2005 and December 31, 2004.

Net cash used for investing activities in the first six months of 2005 was $9.6 million compared to $8.4 million for the same period in 2004.  Included in the current period are proceeds of $0.9 million from the sale of a surplus manufacturing plant and warehouse at our Zebulon, North Carolina facility.  Purchases for property, plant and equipment increased $2.1 million during the first six months of 2005 compared to 2004, and the additional spending reflects continued investment in a new facility in China and a multi-phase project to increase capacity at our Brazilian plant.  We expect to utilize between $23.0 million and $25.0 million in available cash for capital expenditures during 2005.

Cash used in financing activities in 2005 was $12.5 million compared to $5.5 million in 2004.  In the first six months of 2005, we used $12.0 million for principal payments on our term debt compared to $4.9 million during the same period in 2004.  In the first six months of 2005, we also disbursed $2.6 million and $1.4 million, respectively, for previously accrued costs related to the 2004 issuance of debt and additional stock.  Proceeds from the exercise of employee stock options were $3.4 million in the first six months of 2005 compared to $0.5 million during the same period last year.

In June 2005 we and certain of our stockholders sold 7.5 million shares of our common stock in a public offering.  The shares were offered pursuant to an effective shelf registration statement that was previously filed with the Securities and Exchange Commission.  We retained cumulative net proceeds of $10 thousand for the following transactions:

•                  Lehman Brothers sold 7,117,620 shares of our common stock.  We did not receive any proceeds from this sale.

•                  We issued 382,380 shares of common stock and received net proceeds of $6.1 million.

•                  We purchased 382,380 shares of common stock from certain stockholders for $6.1 million.  These shares are classified as treasury stock.  We have accounted for this treasury stock as constructively retired in the consolidated financial statements.

•                  Lehman Brothers exercised warrants for 1,000,000 shares of common stock at $0.01 a share with net proceeds of $10 thousand received by the Company.  Lehman Brothers retained ownership of these shares and as of June 30, 2005 held approximately 8.9 million shares, or 19% of our outstanding common stock.

Of the amounts disbursed for debt and equity issuance costs in the first six months of 2005, $3.2 million was paid to Lehman Brothers, which previously controlled more than 50% of our outstanding common stock.  In addition, the

Company has received $0.3 million from Lehman Brothers related to costs incurred by us in conjunction with the December 2004 secondary stock offering whereby Lehman Brothers sold a portion of its Blount holdings.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The provisions of SFAS 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.  We expect to adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  We are currently evaluating SFAS No. 123(R) and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption of FAS 123R is not known at this time due to these factors as well as the unknown level of share-based payments granted in future years. We expect the adoption of SFAS No. 123(R) will result in increased compensation expense in the future.  The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005.  We expect to adopt SFAS No. 123(R) on January 1, 2006.

The effect on results of operations of expensing stock options using the Black-Scholes model is presented in Note 8.  Under certain conditions, stock options granted by the Company are eligible for continued vesting upon the retirement of the employee. The FASB clarified in FAS 123(R) that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The pro forma disclosure currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123(R), and then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had we been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the effect on stock-based compensation expense in the pro forma disclosure of the effect of expensing stock options presented in Note 8 would be immaterial for all periods presented.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.  We expect to adopt SFAS No. 153 on January 1, 2006.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” expectations,”  “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, and the anticipated level of applicable interest rates involve certain estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, including raw materials such as steel. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes. See Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K for further discussion of market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), and has concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and the Chief Financial Officer by others within those entities.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were taken at our annual meeting of stockholders, which was held on April 19, 2005:

1.  The stockholders elected the eight nominees for director to our Board of Directors.  The eight directors elected, along with the voting results, are as follows:

	No. of Shares	No. of Shares
Name	Voting For	Withheld Voting
R. Eugene Cartledge	39,976,692	1,465,303
Joshua L. Collins	34,878,085	6,563,910
Eliot M. Fried	40,177,181	1,264,814
Thomas J. Fruechtel	39,979,087	1,462,908
E. Daniel James	34,802,604	6,639,391
Robert D. Kennedy	40,333,885	1,108,110
Harold E. Layman	35,890,727	5,551,268
James S. Osterman	35,875,253	5,566,742

2.  The stockholders ratified the appointment by our Audit Committee of PricewaterhouseCoopers LLP as the Corporation’s independent auditors.  The vote was as follows:

For	39,051,138
Against	2,382,699
Abstain	8,158

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

Dated:  August 4, 2005