Form 10-Q
period 2005-09-30
BLOUNT INTERNATIONAL INC
filed 2005-11-04
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	63 0780521
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4909 SE International Way, Portland, Oregon	97222-4679
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐                                                                                                                                                          No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                                                                                                                          No  ☒

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2005
$0.01 Par Value	47,004,292 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Index

Part I Financial Information

Item 1. Consolidated Financial Statements

Unaudited Consolidated Statements of Income Three and nine months ended September 30, 2005 and September 30, 2004

Unaudited Consolidated Balance Sheets September 30, 2005 and December 31, 2004

Unaudited Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and September 30, 2004

Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Nine months ended September 30, 2005

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II Other Information

Item 6. Exhibits

Signature

PART I  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2005	2004	2005	2004

Sales	$186,690	$173,662	$565,697	$508,499
Cost of sales	127,701	113,492	386,132	333,020
Gross profit	58,989	60,170	179,565	175,479
Selling, general and administrative expenses	28,977	29,114	89,493	88,703
Operating income	30,012	31,056	90,072	86,776
Interest expense	(9,353)	(17,397)	(28,006)	(52,065)
Interest income	120	750	531	2,086
Other income (expense), net	(1,342)	(43,647)	(1,812)	(43,676)
Income (loss) before income taxes	19,437	(29,238)	60,785	(6,879)
Provision for income taxes	3,413	2,518	10,359	8,872
Net income (loss)	$16,024	$(31,756)	$50,426	$(15,751)

Basic net income (loss) per share	$0.34	$(0.79)	$1.10	$(0.46)

Diluted net income (loss) per share	$0.34	$(0.79)	$1.06	$(0.46)

Shares used in per share calculations:
Basic	46,610	40,180	45,801	33,992
Diluted	47,602	40,180	47,445	33,992

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share data)	2005	2004

Assets

Current assets:
Cash and cash equivalents	$25,778	$48,570
Accounts receivable, net of allowance for doubtful accounts of $2,276 and $2,371, respectively	90,201	74,975
Inventories	91,291	81,098
Other current assets	5,121	4,693
Total current assets	212,391	209,336
Property, plant and equipment, net	100,037	97,929
Goodwill	76,891	76,891
Deferred financing costs	19,729	23,883
Other assets	17,901	16,703
Total Assets	$426,949	$424,742

Liabilities and Stockholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$2,744	$3,199
Accounts payable	38,711	39,309
Accrued expenses	61,248	68,842
Total current liabilities	102,703	111,350
Long-term debt, excluding current maturities	443,675	491,012
Deferred income taxes	5,528	4,913
Employee benefits	66,008	62,248
Other liabilities	10,463	11,373
Total liabilities	628,377	680,896
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 46,819,139 and 44,969,886 outstanding, respectively	468	450
Capital in excess of par value of stock	560,266	553,640
Accumulated deficit	(759,739)	(810,165)
Accumulated other comprehensive loss	(2,423)	(79)
Total stockholders’ (deficit)	(201,428)	(256,154)
Total Liabilities and Stockholders’ Deficit	$426,949	$424,742

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$50,426	$(15,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Early extinguishment of debt	1,696	47,045
Depreciation, amortization and other non-cash charges	14,473	17,518
Deferred income taxes	137	27
(Gain) loss on disposals of property, plant, and equipment	(433)	397
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,226)	(13,982)
(Increase) decrease in inventories	(10,193)	(13,825)
(Increase) decrease in other assets	(1,694)	(1,003)
Increase (decrease) in accounts payable	(598)	5,142
Increase (decrease) in accrued expenses	(3,778)	(8,624)
Increase (decrease) in other liabilities	806	(5,803)
Net cash provided by operating activities	35,616	11,141

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	947	82
Purchases of property, plant and equipment	(14,160)	(11,967)
Net cash used in investing activities	(13,213)	(11,885)

Cash flows from financing activities:
Issuance of long-term debt		435,500
Reduction of long-term debt	(47,792)	(533,360)
Issuance costs related to debt	(2,554)	(10,891)
Debt redemption costs		(31,402)
Issuance costs related to stock	(1,425)	(11,259)
Proceeds from issuance of stock	6,123	138,000
Purchase of treasury stock	(6,123)
Proceeds from exercise of stock options and warrants	6,576	645
Net cash used in financing activities	(45,195)	(12,767)

Net decrease in cash and cash equivalents	(22,792)	(13,511)
Cash and cash equivalents at beginning of period	48,570	35,194
Cash and cash equivalents at end of period	$25,778	$21,683

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par Value of Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2004	44,970	$450	$553,640	$(810,165)	$(79)	$(256,154)

Net income				50,426		50,426
Other comprehensive income (loss):
Foreign currency translation adjustment					(2,124)	(2,124)
Unrealized losses					(220)	(220)
Comprehensive income, net						48,082
Issuance of common stock	382	4	6,119			6,123
Purchase of treasury stock	(382)	(4)	(6,119)			(6,123)
Exercise of stock options	849	8	6,558			6,566
Exercise of stock warrants	1,000	10				10
Stock compensation expense			68			68
Balance September 30, 2005	46,819	$468	$560,266	$(759,739)	$(2,423)	$(201,428)

Other comprehensive loss for the three and nine months ended September 30, 2005 was $0.1 million and $2.3 million, respectively.  Other comprehensive income for the three months ended September 30, 2004 was $34 thousand.  Other comprehensive loss for the nine months ended September 30, 2004 was $0.5 million.

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries (“Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position at September 30, 2005 and December 31, 2004 and the results of operations, cash flows and changes in stockholders’ equity for the periods presented.

The accompanying financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  It is reasonably possible that actual results could differ materially from those estimates and significant changes to estimates could occur in the near term.

Income Taxes.  United States income tax expense has not been recognized on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings and to repatriate the earnings only when it is tax efficient to do so.   The American Jobs Creation Act of 2004 (the “Act”), signed into law October 22, 2004, includes a one-time election to deduct 85% of certain foreign earnings that are repatriated, as defined in the Act.  Any repatriation of foreign earnings must be completed by December 31, 2005.  The Company intends to repatriate between $15.0 million and $25.0 million of its undistributed earnings of foreign subsidiaries during the fourth quarter of 2005.

Accordingly, the Company recognized $0.6 million of income tax expense in the three and nine months ended September 30, 2005, representing the estimated income tax effect of repatriation of $15.0 million of foreign earnings.  The Company estimates that potential additional tax expense up to $1.2 million may be recognized in the fourth quarter as the repatriation plan is completed.

The Company’s income tax provision primarily consists of foreign, state and local taxes.  The Company has a domestic net operating loss carryforward, as well as other deferred tax assets, which are fully reserved by a valuation allowance as of December 31, 2004 and September 30, 2005.

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications had no effect on previously reported net income or net stockholders’ deficit.

NOTE 2:  INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Raw materials and supplies	$29,530	$28,914
Work in progress	16,042	13,708
Finished goods	45,719	38,476
Total inventories	$91,291	$81,098

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Land	$5,781	$4,939
Buildings and improvements	68,750	65,411
Machinery and equipment	191,036	182,626
Furniture, fixtures and office equipment	32,054	31,264
Transportation equipment	973	967
Construction in progress	11,020	15,243
Accumulated depreciation	(209,577)	(202,521)
Total property, plant and equipment, net	$100,037	$97,929

NOTE 4:  DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s debt refinancing activities and are amortized over the term of the related debt instruments.  Deferred financing costs, and the related amortization expense, are adjusted if any
pre-payments of principal are made to the related outstanding debt.   During the nine months ended September 30, 2005, the following occurred:

(Amounts in thousands)
Balance at December 31, 2004	$23,883
Financing costs deferred	173
Write off during period due to pre-payments of principal	(1,696)
Amortization during period	(2,631)
Balance at September 30, 2005	$19,729

NOTE 5:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Payroll, payroll taxes and employee benefits	$27,407	$34,135
Accrued interest	5,621	7,001
Warranty reserve	5,369	4,923
Accrued taxes	5,952	4,036
Other	16,899	18,747
Total accrued expenses	$61,248	$68,842

NOTE 6:  DEBT AND FINANCING AGREEMENTS

Long-term debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Term loans	$271,419	$319,211
8 7/8% senior subordinated notes	175,000	175,000
Total debt	446,419	494,211
Less current maturities	(2,744)	(3,199)
Long-term debt	$443,675	$491,012

The weighted average interest rate on outstanding debt as of September 30, 2005 was 7.20%.

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

With the amendment and restatement of the senior credit facilities, the term of the revolving credit facility is five years, and the terms of the Canadian term loan facility and term B loan facility are six years, in each case from August 9, 2004.   As of September 30, 2005, the term B loan facility requires quarterly payments of $0.7 million, with a final payment of $253.3 million due on the maturity date. As of September 30, 2005, the Canadian term loan facility requires quarterly payments of $12 thousand, with a final payment of $4.4 million due on the maturity date.  Once repaid, principal under the term loan facilities may not be re-borrowed by the Company.

The amended and restated senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment amounts related to the sale of Company assets under certain circumstances, the issuance of stock and upon the Company’s annual generation of excess cash flow as determined under the credit agreement. The credit facility provides for term loan interest rate margins to vary based on the Company’s credit facility leverage ratio. The credit facility leverage ratio is defined as the ratio of total outstanding debt under the credit facility (including outstanding letters of credit) to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Interest rates also change based upon changes in LIBOR or prime rates and changes in ratings by rating agencies. The amount available on the revolving credit facility is reduced by outstanding letters of credit and is further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of September 30, 2005, the Company had the ability to borrow $92.3 million under the terms of the revolving credit agreement.

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

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of September 30, 2005.

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

NOTE 7:  SHARE AND EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings per share computations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2005	2004	2005	2004
Shares for basic income per share computation – weighted average common shares outstanding	46,610	40,180	45,801	33,992
Dilutive effect of stock options and warrants	992		1,644
Shares for diluted income per share computation	47,602	40,180	47,445	33,992

Options and warrants excluded from computation as anti-dilutive	7	4,825	9	4,825

In August 2004, the Company issued 13,800,000 shares of common stock and received $127.2 million net of related issuance fees and costs.  In December 2004, Lehman Brothers Merchant Banking Partners II, L.P. and certain of its affiliates (“Lehman Brothers”) sold 11,225,492 shares of the Company’s common stock in a secondary public stock offering for which the Company did not receive any proceeds.

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

•                  The Company purchased 382,380 shares of common stock from certain stockholders for $6.1 million.  These shares are held as treasury stock.  The Company has accounted for the treasury stock as constructively retired in the consolidated financial statements.

•                  Lehman Brothers exercised warrants for 1,000,000 shares of common stock at $0.01 a share with net proceeds of $10 thousand received by the Company.  Lehman Brothers retained ownership of these shares and as of September 30, 2005 held approximately 8.9 million shares of the Company’s common stock.

NOTE 8:  STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant or modification over the amount an employee must pay to acquire the stock.  The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”.  If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s net income and net income per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss) as reported	$16,024	$(31,756)	$50,426	$(15,751)
Add: stock-based employee compensation cost, net of tax, included in the reported results			56	125
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income under fair value method	(191)	(163)	(587)	(745)
Pro forma net income (loss)	$15,833	$(31,919)	$49,895	$(16,371)

Basic earnings (loss) per share as reported	$0.34	$(0.79)	$1.10	$(0.46)
Pro forma basic earnings (loss) per share	$0.34	$(0.79)	$1.09	$(0.48)
Diluted earnings (loss) per share as reported	$0.34	$(0.79)	$1.06	$(0.46)
Pro forma diluted earnings (loss) per share	$0.33	$(0.79)	$1.05	$(0.48)

The measurement of stock-based employee compensation cost under the fair value method in the preceding table reflects the historical volatility method.  The volatility factors used range from 32% to 44%, with a weighted average volatility factor of 36%.

NOTE 9:  PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of net periodic benefit cost for funded and unfunded pension and other post-retirement benefits are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$1,460	$1,230	$112	$90
Interest cost	2,392	2,119	572	472
Expected return on plan assets	(2,404)	(1,819)	(11)	(17)
Amortization of prior service cost	93	93	2	2
Amortization of net loss	648	576	332	204
Total net periodic benefit cost	$2,189	$2,199	$1,007	$751

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$4,378	$3,690	$337	$269
Interest cost	7,176	6,356	1,715	1,416
Expected return on plan assets	(7,211)	(5,458)	(33)	(50)
Amortization of prior service cost	279	279	7	7
Amortization of net loss	1,944	1,728	995	613
Total net periodic benefit cost	$6,566	$6,595	$3,021	$2,255

The Company expects to contribute approximately $10.0 million to its funded pension plans during 2005 and does not expect to make any contributions to the post-retirement medical plan during 2005.

NOTE 10:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

September 30,
(Amounts in thousands)	2005
Warranty reserve	$5,369
Letters of credit outstanding	7,739
Third party financing agreements (1)	3,102
Accounts receivable securitization (2)	353
Total guarantees and other commercial commitments	$16,563

(1)  Applicable to third party financing agreements for customer equipment purchases.

(2)  Includes guarantees to a third party financing company of certain accounts receivable.

The warranty reserve is included in accrued expenses on the consolidated balance sheet.  In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 6).

Changes in the warranty reserve are as follows:

	Nine months ended September 30,
(Amounts in thousands)	2005	2004
Balance as of December 31, 2004 and 2003	$4,923	$4,120
Accrued warranty expense	3,492	4,824
Payments made (in cash or in-kind)	(3,046)	(3,758)
Balance at end of period	$5,369	$5,186

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

As of September 30, 2005 and December 31, 2004, the Company had accrued $0.1 million for the potential costs of any clean-up at the Site. The Company incurred no costs during the nine month periods ended September 30, 2005 and 2004 in connection with the remediation efforts at the Site.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site.  The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process.  The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties.  The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, that were sent there. However, based upon its current knowledge of the site, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a materially adverse effect on its consolidated financial position, operating results or cash flows.  The Company has received no further notice or explanation from Region IX of the EPA as of September 30, 2005.

On June 30, 2005, the Company was served with a “notice of meeting” on behalf of Williams Control, Inc. (“WCI”) in connection with WCI’s agreement with the State of Oregon Department of Environmental Quality (“DEQ”) to enter into the voluntary cleanup program (the “Program”) relating to WCI’s facility located near Portland, Oregon (the “WCI Site”).

The notice alleges that Blount, Inc. is responsible for some portion of any required cleanup or remediation related to the Program as a successor in interest to Omark Industries, Inc. (“Omark”) through Omark’s alleged operations at the WCI Site from 1968 through 1973. The Company understands that one or more other prior operators of the business, including the entity from which WCI purchased the business, and the landowner of the WCI Site, have also been served with the notice.

WCI alleges that a plume of chlorinated solvents, primarily TCE, is contained in groundwater at the Site and has migrated onto neighboring properties. At this time, the Company does not know the number of locations or the extent of contamination, if any, that may be involved.

At this early stage, the Company does not have a sufficient basis to determine whether it has any liability in this matter or, if it does, what its share of any costs of remediation would be; however, based upon estimates of remediation costs and apportionments furnished by WCI, the Company does not believe that any cost to it will have a materially adverse effect on its consolidated financial position, results of operations or cash flows. The Company has reserved all of its rights in this matter and is investigating further.

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

The Company accrues, by a charge to income, an amount representing management’s best estimate of probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for a matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all of the current circumstances.

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

Certain financial information by segment is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2005	2004	2005	2004
Sales:
Outdoor Products	$108,855	$109,836	$339,748	$314,115
Industrial and Power Equipment	66,659	52,664	186,362	159,781
Lawnmower	11,513	11,472	40,391	35,289
Inter-Segment Elimination	(337)	(310)	(804)	(686)
Total Sales	$186,690	$173,662	$565,697	$508,499

Operating income:
Outdoor Products	$25,244	$27,988	$80,527	$80,408
Industrial and Power Equipment	8,187	5,945	19,373	15,571
Lawnmower	405	637	2,091	1,899
Inter-Segment Elimination	10	(3)	(20)	4
Contribution from segments	33,846	34,567	101,971	97,882
Corporate expenses	(3,834)	(3,511)	(11,899)	(11,106)
Operating income	30,012	31,056	90,072	86,776
Interest expense	(9,353)	(17,397)	(28,006)	(52,065)
Interest income	120	750	531	2,086
Other income (expense), net	(1,342)	(43,647)	(1,812)	(43,676)
Income (loss) before income taxes	$19,437	$(29,238)	$60,785	$(6,879)

NOTE 12:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2005	2004
Interest paid	$25,737	$60,671
Income taxes paid, net	$9,569	$6,838

NOTE 13:  CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended September 30, 2005
Sales		$126,716	$42,506	$65,663	$(48,195)	$186,690
Cost of sales		95,154	30,222	50,513	(48,188)	127,701
Gross profit		31,562	12,284	15,150	(7)	58,989
Selling, general and administrative expenses		14,200	7,383	7,394		28,977
Operating income		17,362	4,901	7,756	(7)	30,012
Other, net	$(4,800)	(5,646)	31	(160)		(10,575)
Income (loss) before income taxes	(4,800)	11,716	4,932	7,596	(7)	19,437
Provision (benefit) for income taxes	(714)	1,389	246	2,492		3,413
Income (loss)	(4,086)	10,327	4,686	5,104	(7)	16,024
Equity in earnings of affiliated companies, net	20,110	9,783	113		(30,006)
Net income	$16,024	$20,110	$4,799	$5,104	$(30,013)	$16,024

For the Nine Months Ended September 30, 2005
Sales		$376,095	$129,880	$205,374	$(145,652)	$565,697
Cost of sales		275,340	100,909	153,579	(143,696)	386,132
Gross profit		100,755	28,971	51,795	(1,956)	179,565
Selling, general and administrative expenses		50,825	15,265	23,403		89,493
Operating income		49,930	13,706	28,392	(1,956)	90,072
Other, net	$(13,266)	(15,668)	44	(397)		(29,287)
Income (loss) before income taxes	(13,266)	34,262	13,750	27,995	(1,956)	60,785
Provision (benefit) for income taxes	(2,136)	2,041	687	9,767		10,359
Income (loss)	(11,130)	32,221	13,063	18,228	(1,956)	50,426
Equity in earnings of affiliated companies, net	61,556	29,335	247		(91,138)
Net income	$50,426	$61,556	$13,310	$18,228	$(93,094)	$50,426

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended September 30, 2004
Sales		$110,449	$38,218	$60,774	$(35,779)	$173,662
Cost of sales		74,195	30,892	44,603	(36,198)	113,492
Gross profit		36,254	7,326	16,171	419	60,170
Selling, general and administrative expenses		17,768	4,080	7,266		29,114
Operating income		18,486	3,246	8,905	419	31,056
Other, net	$(10,706)	(48,535)	(95)	(958)		(60,294)
Income (loss) before income taxes	(10,706)	(30,049)	3,151	7,947	419	(29,238)
Provision (benefit) for income taxes		(7)	157	2,368		2,518
Income (loss)	(10,706)	(30,042)	2,994	5,579	419	(31,756)
Equity in earnings (losses) of affiliated companies, net	(21,050)	8,992	13		12,045
Net income (loss)	$(31,756)	$(21,050)	$3,007	$5,579	$12,464	$(31,756)

For the Nine Months Ended September 30, 2004
Sales		$339,286	$115,650	$173,160	$(119,597)	$508,499
Cost of sales		242,024	91,792	124,015	(124,811)	333,020
Gross profit		97,262	23,858	49,145	5,214	175,479
Selling, general and administrative expenses		54,225	13,138	21,340		88,703
Operating income		43,037	10,720	27,805	5,214	86,776
Other, net	$(21,009)	(70,367)	(282)	(1,997)		(93,655)
Income (loss) before income taxes	(21,009)	(27,330)	10,438	25,808	5,214	(6,879)
Provision (benefit) for income taxes		(59)	522	8,409		8,872
Income (loss)	(21,009)	(27,271)	9,916	17,399	5,214	(15,751)
Equity in earnings of affiliated companies, net	5,258	32,529	81		(37,868)
Net income (loss)	$(15,751)	$5,258	$9,997	$17,399	$(32,654)	$(15,751)

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

September 30, 2005

Assets

Cash and cash equivalents				$27,922	$(2,144)	$25,778
Accounts receivable, net		$51,678	$11,642	26,881		90,201
Intercompany receivables		169,467	73,384	15,981	(258,832)
Inventories		32,386	27,119	31,786		91,291
Other current assets		2,343	395	2,383		5,121
Total current assets		255,874	112,540	104,953	(260,976)	212,391
Investments in affiliated companies	$58,931	285,913	235	248	(345,327)
Property, plant and equipment, net		25,772	32,432	41,833		100,037
Goodwill and other assets		70,642	30,710	13,169		114,521
Total Assets	$58,931	$638,201	$175,917	$160,203	$(606,303)	$426,949

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$4,841		$47	$(2,144)	$2,744
Accounts payable		21,972	$9,213	7,526		38,711
Intercompany payables	$258,832				(258,832)
Accrued expenses		38,006	7,414	15,828		61,248
Total current liabilities	258,832	64,819	16,627	23,401	(260,976)	102,703
Long-term debt, excluding current maturities		439,057		4,618		443,675
Other liabilities	1,527	75,394		5,078		81,999
Total liabilities	260,359	579,270	16,627	33,097	(260,976)	628,377
Stockholders equity (deficit)	(201,428)	58,931	159,290	127,106	(345,327)	(201,428)
Total Liabilities and Stockholders’ Equity (Deficit)	$58,931	$638,201	$175,917	$160,203	$(606,303)	$426,949

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2004

Assets

Cash and cash equivalents		$17,229		$33,801	$(2,460)	$48,570
Accounts receivable, net		42,878	$13,730	18,367		74,975
Intercompany receivables		176,120	64,016	13,532	(253,668)
Inventories		33,037	25,858	22,203		81,098
Other current assets		2,485	589	1,619		4,693
Total current assets		271,749	104,193	89,522	(256,128)	209,336
Investments in affiliated companies	$(283)	253,348		248	(253,313)
Property, plant and equipment, net		27,010	33,071	37,848		97,929
Goodwill and other assets		73,038	31,961	12,478		117,477
Total Assets	$(283)	$625,145	$169,225	$140,096	$(509,441)	$424,742

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$3,150		$49		$3,199
Accounts payable		21,710	$10,977	9,082	$(2,460)	39,309
Intercompany payables	$253,668				(253,668)
Accrued expenses		46,371	8,964	13,507		68,842
Total current liabilities	253,668	71,231	19,941	22,638	(256,128)	111,350
Long-term debt, excluding current maturities		486,188		4,824		491,012
Other liabilities	2,203	68,009	3,979	4,343		78,534
Total liabilities	255,871	625,428	23,920	31,805	(256,128)	680,896
Stockholders equity (deficit)	(256,154)	(283)	145,305	108,291	(253,313)	(256,154)
Total Liabilities and Stockholders’ Equity (Deficit)	$(283)	$625,145	$169,225	$140,096	$(509,441)	$424,742

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Nine Months Ended September 30, 2005
Net cash provided by (used in) operating activities	$(10,315)	$41,090	$1,989	$2,536	$316	$35,616

Net cash used in investing activities		(3,018)	(1,989)	(8,206)		(13,213)

Cash flows from financing activities:
Reduction of long-term debt		(47,583)		(209)		(47,792)
Issuance costs related to debt		(2,554)				(2,554)
Issuance costs related to stock	(1,425)					(1,425)
Proceeds from issuance of stock	6,123					6,123
Purchase of treasury stock	(6,123)					(6,123)
Exercise of stock options and warrants	6,576					6,576
Advances from (to) affiliates	5,164	(5,164)
Net cash provided by (used in) financing activities	10,315	(55,301)		(209)		(45,195)

Net increase (decrease) in cash and cash equivalents		(17,229)		(5,879)	316	(22,792)
Cash and cash equivalents at beginning of period		17,229		33,801	(2,460)	48,570
Cash and cash equivalents at end of period	$0	$0	$0	$27,922	$(2,144)	$25,778

For the Nine Months Ended September 30, 2004
Net cash provided by (used in) operating activities	$(16,651)	$16,841	$1,631	$9,320		$11,141

Net cash used in investing activities		(3,466)	(1,634)	(6,785)		(11,885)

Cash flows from financing activities:
Issuance of long-term debt		435,500				435,500
Reduction of long-term debt	(24,450)	(508,190)		(720)		(533,360)
Capital contribution - net	126,741					126,741
Exercise of stock options	645					645
Debt refinancing costs	(5,599)	(36,694)				(42,293)
Advances from (to) affiliates	(80,686)	80,686
Net cash provided by (used in) financing activities	16,651	(28,698)		(720)		(12,767)

Net increase (decrease) in cash and cash equivalents		(15,323)	(3)	1,815		(13,511)
Cash and cash equivalents at beginning of period		13,667	(556)	22,083		35,194
Cash and cash equivalents at end of period	$0	$(1,656)	$(559)	$23,898		$21,683

NOTE 14:  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.  The Company will adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’ (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative.  On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  The Company is currently evaluating SFAS No. 123(R) and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption of SFAS No. 123(R) is not known at this time due to these factors as well as the unknown level of share-based payments to be granted in future years.  The Company expects the adoption of SFAS No. 123(R) will result in the recognition of increased compensation expense in future periods.  The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005.  The Company will adopt SFAS No. 123(R) on January 1, 2006.

The effect on results of operations of expensing stock options using the Black-Scholes model is presented in Note 8.  Under certain conditions, stock options granted by the Company are eligible for continued vesting upon the retirement of the employee. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The pro forma disclosure currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for retirement within the vesting period. Had the Company been accounting for such stock options using the accelerated amortization schedule for those employees that became eligible for retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure of the effect of expensing stock options presented in Note 8 would be immaterial for all periods presented.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s results of operations or financial position.  The Company will adopt SFAS No. 154 on January 1, 2006.

NOTE 15:  RELATED PARTY TRANSACTIONS

In March 2005, $3.2 million was paid to Lehman Brothers for previously accrued advisory fees relating to the 2004 Refinancing Transactions.  In May 2005, Lehman Brothers paid $0.3 million for previously accrued costs incurred by the Company in conjunction with the secondary public offering that occurred in December 2004.  In June 2005, as part of a secondary stock offering, the Company incurred $0.1 million in expenses that will be reimbursed by Lehman Brothers.  In June 2005, Lehman Brothers paid the Company $10 thousand to exercise 1,000,000 previously issued warrants and received 1,000,000 shares of our common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Three months and nine months ended September 30, 2005 compared to three months and nine months ended September 30, 2004 (unaudited).

On a consolidated basis, we continue to experience year over year growth in sales and in net income.  These increases are related to business growth and to the benefits of refinancing activities completed during the second half of 2004.  However, the rate of sales growth slowed somewhat in the third quarter of 2005 compared to the first half of 2005 for certain of our business segments.

Sales for the third quarter ended September 30, 2005 were $186.7 million compared to $173.7 million in the third quarter of 2004.  Operating income in the quarter decreased to $30.0 million in 2005 from $31.1 million in 2004. Net income for the third quarter of 2005 was $16.0 million ($0.34 per diluted share) compared to a net loss of $31.8 million ($0.79 per diluted share) for the same period in 2004.

Sales for the nine months ended September 30, 2005 were $565.7 million compared to $508.5 million for the same period in 2004. Operating income for the nine months ended September 30, 2005 increased to $90.1 million from $86.8 million in 2004. Net income for the nine months ended September 30, 2005 was $50.4 million ($1.06 per diluted share) compared to a net loss of $15.8 million ($0.46 per diluted share) in 2004.

Sales in the third quarter increased by $13.0 million, or 8%, from the third quarter of 2004.  The increase in sales is primarily due to the Industrial and Power Equipment segment, while our other segments were relatively flat on a comparable basis.   Sales in the Industrial and Power Equipment segment grew $14.0 million, or 27%, from the same period in 2004.  Growth of international sales in this segment accounted for $3.7 million of this year over year increase, an 84% increase in international sales for this business segment over the prior year’s comparable period, while domestic sales grew $10.3 million, or 21%, over the prior year results.

Sales for the nine months ended September 30, 2005 increased by $57.2 million, or 11%, from the same period in 2004.  The increase in sales is primarily attributable to the following:

•                  An increase in international sales for the Outdoor Products segment of $27.5 million, or 14%, due to the relative weakness of the U.S. dollar and continued strong international demand for our products;

•                  Industrial and Power Equipment segment sales grew $26.6 million, or 17%, for the periods reported, due primarily to increased unit volume and higher selling prices; and,

•                  Market acceptance of our new lineup of Dixon lawnmowers, introduced in 2004 and featuring all steel bodies, as well as new distribution arrangements, helped increase year to date Lawnmower segment sales by $5.1 million, or 14%.

Consolidated order backlog for the third quarter ended September 30, 2005 was $139.4 million, a decrease from $150.3 million at December 31, 2004 and $151.2 million at September 30, 2004.

Operating income decreased by $1.0 million during the third quarter of 2005 compared to 2004, and was 16.1% of sales compared to 17.9% last year.  The decrease is primarily due to a year over year gross profit decrease of $1.2 million, or 2%, partially offset by a $0.1 million decrease in selling, general and administrative (“SG&A”) expense. Operating income increased by $3.3 million for the nine months ended September 30, 2005 compared to last year.  The improvement is primarily due to a year over year gross profit increase of $4.1 million, or 2%, partially offset by a $0.8 million, or 1%, increase in SG&A expense.

The comparison of operating income for the quarter and nine months ended September 30, 2005 to the same periods in 2004 reflects the following:

•                  The effect of sales volume for the quarter was unfavorable, but for the nine months was favorable;

•                  Businesses with lower operating margins grew faster than our businesses with higher operating margins;

•                  The unfavorable net effect of currency exchange rates, due to a weak US dollar relative to the Canadian dollar and the Brazilian real;

•                  The unfavorable effect of higher steel costs; and

•                  Higher administrative costs required to comply with the Sarbanes-Oxley Act of 2002, partially offset by lower spending in other types of SG&A expense.

The year over year change in gross profit is presented in the following table:

(Amounts in millions)	Three Months Ended September 30	Nine Months Ended September 30
2004 Gross profit	$60.2	$175.5
Increase (decrease)
Sales volume	(1.8)	7.8
Selling price and mix	6.2	17.0
Product cost and mix	(4.7)	(19.3)
Foreign currency translation	(0.9)	(1.4)
2005 Gross profit	$59.0	$179.6

As a percent of sales, gross profit decreased to 31.6% in the third quarter of 2005 compared to 34.6% for the same period in 2004.  Year over year increases in raw material costs are partially offset by increases in net selling prices implemented in late 2004 and during 2005 for many of our products.  Increases in product cost include the year over year effect of higher steel costs, which are estimated to have increased $2.0 million for the third quarter and $11.7 million for the nine months.

SG&A decreased slightly to $29.0 million in the third quarter of 2005 from $29.1 million in the same period of 2004.  For the nine months year to date, SG&A expense was $89.5 million compared to $88.7 million last year.  As a percent of sales, SG&A decreased to 15.5% in the current quarter from 16.8% in the third quarter of 2004.  For the nine months ended September 30, 2005, SG&A decreased to 15.8% of sales from 17.4% in for the same period of 2004.

The year over year comparison of SG&A expense includes higher expenses from the following factors: the effect of exchange rates on expenses at our foreign offices, which amounted to $0.2 million and $1.2 million for the three month and nine month periods, respectively; and higher compliance-related expenditures associated with the Sarbanes-Oxley Act of $0.6 million and $1.9 million, respectively.  Higher year over year spending in these areas is expected to continue for the remainder of 2005.  These increases were largely offset, however, by decreases in several other areas including: pension and employee benefits expense of $0.1 million and $0.7 million, respectively; and advertising of $0.3 million and $0.8 million, respectively.

Net income for the third quarter of 2005 was $16.0 million, or $0.34 per diluted share, compared to a net loss of $31.8 million, or $0.79 per share, in 2004. Net income for the nine months ended September 30, 2005 was $50.4 million, or $1.06 per diluted share, compared to a net loss of $15.8 million, or $0.46 per share, in 2004. The change in net income is primarily due to the following:

•                  A decrease in operating income of $1.0 million for the third quarter, and an increase in operating income of $3.3 million during the nine month period;

•                  A decrease in interest expense of $8.0 million and $24.1 million, respectively, reflecting decreases in average outstanding debt balances and average interest rates associated with changes in our capital structure.  Also, for the quarter and nine month period of 2004, a $4.5 million non-recurring charge to interest expense was incurred during the 30 day notice period required for the redemption of public debt during our 2004 refinancing transactions, which are discussed further under Financial Condition, Liquidity and Capital Resources;

•                  A decrease in interest income of $0.6 million and $1.6 million, respectively, including $0.3 million and $1.4 million, respectively, related to interest accrued on an income tax refund received in the fourth quarter of 2004.  Also, for the quarter and nine month period, a decrease of $0.3 million for non-recurring interest income earned in 2004 during the 30 day notice period required for the redemption of public debt during the 2004 refinancing transactions; and,

•                  A decrease in other expense of $42.3 million and $41.9 million, respectively, due primarily to the $42.8 million in charges recorded during the third quarter of 2004 associated with the 2004 refinancing transactions.  In 2005, charges of $1.3 million and $1.7 million, respectively for the third quarter and nine month period, have been recorded to write off deferred financing costs resulting from the pre-payment of debt principal.

Our effective income tax rate was 17.6% and 17.0%, respectively, in the third quarter and for the nine months ended September 30, 2005.  In 2005 and 2004, for all periods reported, our tax provision is primarily the result of our foreign tax liability, with a portion also for state and local taxes.  The domestic taxable income in 2005 compares to a domestic taxable loss in 2004 and is offset by utilization of domestic net operating loss carry forwards.  Our domestic net operating loss carryforwards and other deferred tax assets are fully reserved with a valuation allowance as of September 30, 2005 and December 31, 2004.  This valuation allowance was established in 2003.  Accordingly, we have recognized no net federal domestic tax expense on our domestic income during 2004 or 2005, except for $0.6 million recognized in the third quarter of 2005 for estimated incremental taxes on planned repatriation of foreign earnings.  The increase in year over year income tax expense reflects increased foreign income and the incremental tax recognized on our planned repatriation of foreign earnings.

United States income tax expense has generally not been recognized on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings and to repatriate the earnings only when it is tax efficient to do so.   The American Jobs Creation Act of 2004 (the “Act”), signed into law October 22, 2004, includes a one-time election to deduct 85% of certain foreign earnings that are repatriated, as defined in the Act.  Any repatriation of foreign earnings must be completed by December 31, 2005.  We intend to repatriate between $15.0 million and $25.0 million of our undistributed earnings of foreign subsidiaries during the fourth quarter of 2005.

Therefore, we recognized $0.6 million of income tax expense in the three and nine months ended September 30, 2005, representing the estimated income tax effect of repatriation of $15.0 million of foreign earnings.  We estimate that potential additional tax expense up to $1.2 million may be recognized in the fourth quarter as the repatriation plan is completed.

The following table reflects segment sales and contribution to operating income for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2005	2004	2005	2004
Sales:
Outdoor Products	$108,855	$109,836	$339,748	$314,115
Industrial and Power Equipment	66,659	52,664	186,362	159,781
Lawnmower	11,513	11,472	40,391	35,289
Inter-Segment Elimination	(337)	(310)	(804)	(686)
Total Sales	$186,690	$173,662	$565,697	$508,499

Operating income:
Outdoor Products	$25,244	$27,988	$80,527	$80,408
Industrial and Power Equipment	8,187	5,945	19,373	15,571
Lawnmower	405	637	2,091	1,899
Inter-Segment Elimination	10	(3)	(20)	4
Contribution from segments	33,846	34,567	101,971	97,882
Corporate expenses	(3,834)	(3,511)	(11,899)	(11,106)
Operating income	$30,012	$31,056	$90,072	$86,776

Outdoor Products Segment.  Sales for the Outdoor Products segment in the third quarter of 2005 decreased $1.0 million, or 1%, compared to the same period of 2004, and sales for the nine month period increased $25.6 million, or 8%, compared to last year.  The year over year effect of volume caused an estimated decrease of $3.3 million for the quarter, but an increase of $19.5 million for the nine months.   The combination of price and mix resulted in an increase of $1.9 million for the quarter and $2.7 million for the nine months compared to the same periods in 2004.  The effect of foreign currency translation on sales during the third quarter compared to last year was an increase of $0.4 million.  For the nine months, the effect was an estimated increase of $3.4 million. Order backlog decreased to $70.0 million compared to $77.4 million at December 31, 2004, and $79.4 million at September 30, 2004.  Some of the reduction in backlog reflects the recognition by our customers that, as new capacity has come on line, order lead time is reduced.

The decrease in sales during the third quarter reflects a 1% reduction in sales of our chain saw parts and accessories, offset partially by an 8% increase in sales of outdoor care parts and accessories, and a 12% increase in sales of our concrete cutting products.  Geographically, reduced sales in U. S. domestic markets, which were down 5% compared to the prior year quarter, were offset partially by a modest increase in international sales.  Sales in domestic markets have been affected by reductions in certain customer inventory levels with possible further reductions in customer inventory expected in the fourth quarter.  International sales for the third quarter increased 1% over last year as exchange rates continue to provide favorable selling market conditions.

Sales for the nine months ended September 30, 2005, compared to the same period of 2004, reflect a similar geographic pattern to the quarterly comparison, with a 2% decrease in sales to domestic markets, more than offset by a 14% increase in sales to international markets across most geographical regions.  Product line results include a

26% increase in concrete cutting products, an 8% increase in chainsaw parts and accessories, and a 2% increase in outdoor care parts and accessories.

Third quarter segment contribution to operating income was $25.2 million compared to $28.0 million for 2004, or 23.2% of sales compared to 25.5% of sales last year.  Segment contribution to operating income for the nine months ended September 30, 2005 was $80.5 million compared to $80.4 million, or 23.7% of sales compared to 25.6% last year.

The change in unit volume is estimated to have negatively impacted operating income by $2.1 million for the third quarter, but positively impacted operating income by $8.6 million for the nine months when compared to 2004 unit volumes.  Steel prices and currency translation exchange rates have both had unfavorable effects on contribution to operating income, with higher steel costs estimated at an increase of $1.5 million for the quarter and $6.3 million for the nine month period compared to last year.  We estimate the net unfavorable effect of exchange rates at $1.1 million and $2.6 million, respectively, for the third quarter and nine months ended September 30, 2005 compared to the same periods in 2004.  The effect of foreign currency exchange rates are due to the U.S. dollar weakening against currencies where product is sourced.  In particular, the effects of the Canadian dollar and the Brazilian real on the costs of production and SG&A expenses in those foreign locations exceeded the additional translation income on sales. These overall unfavorable foreign currency effects have been partially offset by selling price increases implemented in certain of our markets, and controlled spending in SG&A.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment in the third quarter of 2005 were $66.7 million compared to $52.6 million in the same period of 2004, a 27% increase. For the year to date periods, sales were $186.4 million compared to $159.8 million last year, a 17% increase.  Order backlog for the segment was $60.3 million at September 30, 2005 compared to $74.4 million at June 30, 2005, $63.7 million at the end of 2004 and $59.8 million at September 30, 2004.  Backlog decreased from this year’s second quarter level as some production related bottlenecks were improved.

The growth in sales reflected an increase in sales volume, as well as an increase in average prices, over the same periods in 2004.  Higher unit volume contributed an estimated $10.5 million for the quarter and $14.4 million for the nine months ended September 30, 2005 compared to the same periods in 2004, driven, primarily, by incremental unit sales of timber harvesting equipment.  Increases to selling prices, implemented during 2004 and in 2005, combined with the effect of changes in product mix, provided an additional $3.5 million of revenue for the quarter compared to 2004, and $12.2 million for the nine months ended September 30, 2005 compared to 2004.

Geographically, international sales grew $3.7 million in the third quarter of 2005 compared to the same period in 2004 and by $11.3 million for the nine months ended September 30.  International sales represented 14% of total segment sales for the nine months ended September 30, 2005 compared to 9% for the same period of 2004, accounting for 42% of our growth world-wide.  This international growth is primarily a result of our manufacturing and marketing agreements with Caterpillar, which have increased our penetration in global markets.  Domestically, sales of timber harvesting equipment increased 21% for the third quarter and 10% for the nine months, compared to last year.  Sales of our rotational bearings and mechanical power transmission products, which are sold primarily in domestic markets, were up $1.4 million, or 28%, compared to last year’s third quarter, and $2.6 million, or 19%, for the nine months ended September 30, primarily due to increases to unit prices implemented in January 2005 and improved product mix.

Third quarter segment contribution to operating income was $8.2 million compared to $5.9 million in 2004, or 12.3% of sales compared to 11.3% of sales last year.  Segment contribution to operating income for the nine months ended September 30, 2005 was $19.4 million, or 10.4% of sales, compared to $15.6 million, or 9.7% last year.

Increases in selling prices provided an additional $3.1 million of contribution for the third quarter and $11.2 million for the nine month period as compared to 2004.  These price increases have offset the effects of higher steel prices, which had an estimated unfavorable effect of $0.5 million, or 0.8% of sales, for the quarter and $4.9 million, or 2.8% of sales for the nine month period.  The effect of higher unit volume was largely offset by a shift in product mix, resulting in a net decrease of $0.1 million in contribution to operating income for the third quarter and an estimated net decrease of $3.2 million for the nine months.  SG&A expense increased $0.3 million for the quarter, but decreased $0.7 million for the nine months.  As a percent of sales, SG&A improved year over year for both the quarter and nine month periods.

Lawnmower Segment.  Sales for the Lawnmower segment were $11.5 million in the third quarter of 2005, comparable to our sales in the third quarter of 2004.  For the nine months ended September 30, sales were $40.4 million in 2005 compared to $35.3 million last year, an increase of 14%.

The results for the third quarter reflect higher average prices due to price increases, new products and improved product mix, compared to last year, resulting in $0.7 million of increased sales, but were offset by a 3% decrease in unit volume. For the nine months ended September 30, the $5.1 million, or 14%, increase in segment sales includes $2.1 million favorable effect of price and mix, and $3.0 million from the 13% increase in units sold compared to last year.  Order backlog was $9.1 million at September 30, 2005, increasing seasonally compared to $0.5 million at June 30, 2005.  Backlog for this segment was $9.2 million at December 31, 2004 and $12.0 million at September 30, 2004.  U.S. dealer inventories are reported to be high due to summer drought conditions in the central U.S. and a dampening effect on sales is expected in the fourth quarter. Growth of international sales continues to be a point of focus, and international sales represented 11% of total segment sales for the nine months ended September 30, 2005 compared to 5% for the same period of 2004.

Third quarter segment contribution to operating income was $0.4 million compared to $0.6 million for 2004, or 3.5% of sales compared to 5.6% of sales last year.  Segment contribution to operating income for the nine months ended September 30, 2005 was $2.1 million compared to $1.9 million, or 5.2% of sales compared to 5.4% last year.  For the third quarter, the effect of lower unit volume, estimated at $0.6 million, was only partially offset by the favorable effect of price and mix and lower SG&A expense.  For the nine months, the effects of higher volume, price increases and lower SG&A spending were partially offset by higher production costs.

Corporate Expense.  The $0.3 million, or 9% increase in corporate expense for the third quarter, and the $0.8, or 7% increase for the nine months ended September 30, includes $0.6 million and $1.9 million, respectively, for incremental costs required to comply with Sarbanes-Oxley.  These expenses represent costs for the internal audit function and external audit fees.  These increases are partially offset by decreases in compensation costs, a reduction in benefit expenses and a reduction in legal fees.  We expect full year 2005 corporate expense to be higher than in 2004 due primarily to the cost to comply with Sarbanes-Oxley, estimated at approximately $2.8 million for the year.  This cost increase is expected to be partially offset by savings in other areas.

Financial Condition, Liquidity and Capital Resources

Total debt at September 30, 2005 was $446.4 million compared to $494.2 million at December 31, 2004.  As of September 30, 2005, outstanding debt consisted of term loans of $271.4 million and 8 7/8% Senior Subordinated Notes of $175.0 million.

In August 2004, we completed the following refinancing transactions (the “2004 Refinancing Transactions”):

•                  The issuance of 13,800,000 shares of common stock, which generated net proceeds of $127.2 million;

•                  The issuance of new 8 7/8% Senior Subordinated Notes due in 2012 that generated net proceeds of $167.1 million; and,

•                  The amendment and restatement of our existing senior credit facilities (which were amended again in December 2004), including an increase in amounts available, reduction in interest rates, the modification of financial covenants and an increase in total amounts drawn to $246.6 million.

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

Interest and principal payment obligations have been reduced as a result of these changes to our debt structure and the Company is now benefiting from lower interest expense.   Interest expense was $28.0 million in the first nine months of 2005 compared to $52.1 million for the same period in 2004.  Although the 2004 amount includes $4.5 million of non-recurring interest expense incurred during the 30 day notice period required for the redemption of public debt, the Company’s interest expense has been reduced primarily from a reduction in our average borrowing rate and by the reduction in the principal amount of long term debt.  Our annual interest expense may vary in the future because the senior credit facility interest rates are variable.  Interest rates have risen throughout 2005 and our weighted average interest rate on all debt has increased from 6.42% as of December 31, 2004 to 7.20% as of September 30, 2005.  Cash paid for interest in the first nine months of 2005 was $25.7 million compared to $60.7 million for the same period in 2004.

Our debt continues to be significant, and future debt service payments continue to represent substantial obligations.  This degree of leverage may adversely affect our operations and could have important consequences, including the following:

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

For the nine months ended September 30, 2005, we made $45.0 million of voluntary pre-payments of principal on our term loans.  These principal pre-payments will further reduce our future interest expense, and we intend to make subsequent voluntary pre-payments of principal on our term loans from time to time during the remainder of 2005.

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

Under the amended and restated senior credit agreement, the amount available to be drawn on our $100.0 million revolving credit facility could be restricted by our leverage ratio and first lien credit facilities leverage ratio.  Availability is further reduced for any outstanding letters of credit issued under the facility.  At September 30, 2005 and at December 31, 2004, the Company had no amount drawn down on this facility and had borrowing availability of $92.3 million and $92.2 million, respectively.

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee the obligations of Blount, Inc. under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and pledges of all of the stock of domestic subsidiaries held by Blount, Inc.  In addition, Blount, Inc. has pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

Our senior credit facilities are subject to certain reporting and financial covenant compliance requirements. We were in compliance with all debt covenants as of September 30, 2005.  Non-compliance with these covenants could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets.  Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating, although our credit ratings can result in increases or decreases to our borrowing rate.  In June 2005, our credit rating was upgraded by a rating agency, resulting in a 0.25% reduction to the variable interest rates on our term loans.

With the amendment and restatement of our senior credit facilities, the term of the revolving credit facility is five years, and the terms of the Canadian term loan facility and term B loan facility are six years, in each case, from August 9, 2004.   Required principal payments are adjusted after each voluntary pre-payment of principal we make on the term loans.  As of September 30, 2005, the term B loan facility requires quarterly payments of $0.7 million, with a final payment of $253.3 million due on the maturity date. As of September 30, 2005, the Canadian term loan facility requires quarterly payments of $12 thousand, with a final payment of $4.4 million due on the maturity date.  Once repaid, principal amounts under the term loan facilities may not be re-borrowed by the Company.

Cash and cash equivalents at September 30, 2005 were $25.8 million compared to $48.6 million at December 31, 2004.  The $22.8 million decrease in our cash balance during the first nine months of 2005 compares to a decrease of $13.5 million in the same period of 2004.

Cash provided by operating activities was $35.6 million for the nine months ended September 30, 2005 compared to $11.1 million in the same period of 2004. The $24.5 million increase in cash provided by operating activities reflects the following:

•                  An increase in net income of $66.2 million;

•                  A decrease in non-cash adjustments of $45.3 million.  These non-cash items include depreciation, amortization and other non-cash charges, including deferred income taxes, and non-cash gains and losses, reflected in net income.  The significant decrease in non-cash charges is primarily due to non-cash charges incurred last year associated with the 2004 refinancing transactions;

•                  The effect of increased sales activity resulted in additional accounts receivable of $15.2 million and additional inventories of $10.2 million.  The use of cash to support this business growth was $1.2 million greater than that needed in the prior year for receivables, offset by a $3.6 million decrease in cash needed for inventory;

•                  A combined use of cash for accounts payable and accrued expenses of $4.4 million compared to the $3.5 million use of cash for this purpose in the same period in 2004.  Included in the 2005 period was $3.7 million for payment of the 2004 debt and equity issuance costs accrued at December 31, 2004; and,

•                  A use of cash of $0.9 million for other assets and liabilities compared to a use of cash of $6.8 million for similar purposes in the same period for 2004, which included $4.9 million of additional pension plan contribution and $1.4 million of accrued interest receivable related to an income tax refund.

Accounts receivable increased during the first nine months of 2005 by $15.2 million from the end of 2004.  The increase in receivables reflects an increase in sales, as well as sales programs in certain of our segments.  The allowance for doubtful accounts remained comparable at $2.3 million and $2.4 million at both September 30, 2005 and December 31, 2004.  Most of the growth in receivables from December 31, 2004 to September 30, 2005 was in the current aging categories.

Net cash used for investing activities in the first nine months of 2005 was $13.2 million compared to $11.9 million for the same period in 2004.  Included in the current period are proceeds of $0.9 million from the sale of a surplus manufacturing plant and warehouse at our Zebulon, North Carolina facility.   Purchases for property, plant and

equipment increased $2.2 million during the first nine months of 2005 compared to 2004.  The additional spending reflects continued investment in a new facility in China, with spending of $3.1 million during the first nine months of 2005 compared to $1.5 million of spending during the same period last year, a multi-phase project to increase capacity at our Brazilian plant and other investments in manufacturing capacity at our domestic plants.  We expect to utilize between $20.0 million and $22.0 million in available cash for capital expenditures during 2005.

Cash used in financing activities in the first nine months of 2005 was $45.2 million compared to $12.8 million in the comparable period of 2004.  During the current year, the most significant use of cash for financing activities has been the voluntary pre-payment of principal on our term debt.  In the prior year, the primary activity involved the 2004 Refinancing Transactions, which had a significant effect on our capital structure.

In the first nine months of 2005, we used $47.8 million for principal payments on our term debt, including $45.0 million of voluntary principal pre-payments.  The additional $2.8 million represents scheduled payments and amounts required as a result of asset sales.

In June 2005, the Company and certain of our stockholders sold 7.5 million shares of our common stock in a public offering.  The shares were offered pursuant to an effective shelf registration statement that was previously filed with the Securities and Exchange Commission.  We retained cumulative net proceeds of $10 thousand for the following transactions:

•                  Lehman Brothers sold 7,117,620 shares of our common stock.  We did not receive any proceeds from this sale;

•                  We issued 382,380 shares of common stock and received net proceeds of $6.1 million;

•                  We purchased 382,380 shares of common stock from certain stockholders for $6.1 million.  These shares are held as treasury stock.  We have accounted for this treasury stock as constructively retired in the consolidated financial statements; and

•                  Lehman Brothers exercised warrants for 1,000,000 shares of common stock at $0.01 a share with net proceeds of $10 thousand received by the Company.  Lehman Brothers retained ownership of these shares and as of September 30, 2005 held approximately 8.9 million shares, or 19%, of our outstanding common stock.

In the first nine months of 2004, we repaid all of our outstanding debt with payment of $533.4 million in principal, partially financed by the issuance of $435.5 million in new long term debt.  We also paid $42.3 million in debt redemption and issuance costs.  The 2004 Refinancing Transactions also included $138.0 million in proceeds from the issuance of stock, less $11.3 million in cash that was used for stock issuance costs.  During 2005, additional disbursements of $2.6 million and $1.4 million, respectively, were made for accrued debt and stock issuance costs related to the 2004 Refinancing Transactions.

Proceeds from the exercise of stock options and warrants were $6.6 million during the nine months ended September 30, 2005, compared to $0.6 million in proceeds during the same period last year.

Of the amounts disbursed for debt and equity issuance costs in the first nine months of 2005, $3.2 million was paid to Lehman Brothers, which previously controlled more than 50% of our outstanding common stock.  In addition, we have received $0.3 million from Lehman Brothers related to costs incurred by us in conjunction with the December 2004 secondary stock offering whereby Lehman Brothers sold a portion of its Blount holdings.  In June 2005, as part of a secondary stock offering, we incurred $0.1 million in expenses that will be reimbursed by Lehman Brothers.  In June 2005, Lehman Brothers paid the Company $10 thousand to exercise 1,000,000 previously issued warrants and received 1,000,000 shares of our common stock.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.  We will adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’ (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative.  On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  We are currently evaluating SFAS No. 123(R) and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption of SFAS No. 123(R) is not known at this time due to these factors as well as the unknown level of share-based payments to be granted in future years.  We expect the adoption of SFAS No. 123(R) will result in the recognition of increased compensation expense in future periods.  The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005.  We will adopt SFAS No. 123(R) on January 1, 2006.

The effect on results of operations of expensing stock options using the Black-Scholes model is presented in Note 8.  Under certain conditions, stock options granted by us are eligible for continued vesting upon the retirement of the employee. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The pro forma disclosure currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for retirement within the vesting period. Had we been accounting for such stock options using the accelerated amortization schedule for those employees that became eligible for retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure of the effect of expensing stock options presented in Note 8 would be immaterial for all periods presented.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS No. 153 on July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position.  We will adopt SFAS No. 154 on January 1, 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), and has concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and the Chief Financial Officer by others within those entities.

PART II OTHER INFORMATION

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

Dated: November 4, 2005