Form 10-K
period 2005-12-31
BLOUNT INTERNATIONAL INC
filed 2006-03-10
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005.

or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________________ to ______________________________________

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	63 0780521 (I.R.S. Employer Identification No.)

4909 SE International Way, Portland, Oregon (Address of principal executive offices)	97222-4679 (Zip Code)

Registrant's telephone number, including area code: (503) 653-8881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

At June 30, 2005, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($17.42) as reported by the New York Stock Exchange, was $651,681,294.

The number of shares outstanding of $0.01 par value common stock as of February 24, 2006 was 47,092,131 shares.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of stockholders to be held on April 25, 2006, are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

BLOUNT INTERNATIONAL, INC.

PART I

ITEM 1. BUSINESS

Blount International, Inc. ("Blount" or the "Company") is an international industrial company with three business segments: Outdoor Products, Industrial and Power Equipment ("IPEG") and Lawnmower. Our products are sold in over 100 countries.

Oregon, Windsor, ICS, Redzaw, PRK, Power-Match, INTENZ, Jet-Fit, Dixon, ZTR, Kodiak, Prentice, Hydro-Ax, CTR, TelStick and Fabtek are registered or pending trademarks of Blount and its subsidiaries. Some forms of Windsor are used under license from affiliates of Snap-On, Inc. Caterpillar, Cat and Timberking are registered trademarks of Caterpillar Inc., used under the authority of a licensing agreement.

Outdoor Products Segment

Overview. Our largest segment, Outdoor Products, accounted for 60% of our sales in 2005. This segment manufactures and markets chainsaw chain, guide bars, sprockets and accessories for chainsaw use, concrete cutting equipment and accessories and lawnmower blades. This segment also markets branded parts and accessories for the lawn and garden equipment market. The segment's products are sold to original equipment manufacturers ("OEM"s) for use on new chainsaws and landscaping equipment, and to the retail replacement market through distributors, dealers and mass merchants. During 2005 approximately 27% of the segment's sales were to OEMs, with the remaining 73% sold into the replacement market. Approximately 64% of the segment's sales were outside of the United States of America ("U.S.") in 2005.

Marketing personnel are located throughout the U.S. and in a number of foreign countries. We manufacture our products in Milwaukie, Oregon; Milan, Tennessee; Guelph, Ontario, Canada; Curitiba, Parana, Brazil; Kansas City, Missouri; and in Fuzhou, Fujian Province, People's Republic of China ("China"). A portion of our accessories and spare parts, as well as our concrete cutting saws, are sourced from vendors in various locations around the world.

Oregon® Products. The Oregon® product line includes a broad range of cutting chain, chainsaw guide bars, cutting chain drive sprockets and maintenance tools used primarily on portable gasoline and electric chainsaws and mechanical timber harvesting equipment. The Oregon product line also includes various cutting attachments and spare parts to service the lawn and garden industry. These lawn and garden equipment parts include lawnmower blades to fit a variety of machines and cutting conditions, as well as replacement parts that meet product specifications of OEMs.

Windsor Products. The Windsor product line includes guide bars, cutting chain and sprockets for chainsaws, as well as products to support mechanical harvesting equipment.

ICS Products. The ICS brand and Redzaw brand product lines provide specialized concrete cutting equipment for construction markets. The principal product in the ICS line-up is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered saws and equipment. ICS also markets and distributes branded gasoline and hydraulic powered saws to its customers. These saws are manufactured through an agreement with a third party.

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

We sell our products to wholesale distributors, independent dealers and mass merchandisers serving the retail replacement market. In addition, Oregon brand chainsaw cutting chain, guide bars and other items are currently sold to more than 33 chainsaw OEMs. Many of these products are privately branded for OEM customers.

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

Weather influences our sales cycle. For example, severe weather patterns and events such as hurricanes, tornadoes or ice storms generally result in greater chainsaw use, and therefore, stronger sales of saw chain and guide bars. Seasonal rainfall plays a role in demand for our lawnmower blades and garden-related products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products.

The Outdoor Product segment's profitability is affected by changes in currency exchange rates, changes in economic and political conditions in the various markets in which we operate and changes in the regulatory environment in various jurisdictions.

The segment's primary competitors in chainsaw chain are Stihl and Carlton. For chainsaw bars, major competitors include Stihl, Electrolux and Mercury. We also supply products or components to some of our competitors.

This segment's principal raw material, cold-rolled strip steel, is purchased from multiple intermediate steel

BLOUNT INTERNATIONAL, INC.

processors and can be obtained from other sources. Changes in the price of steel can have a significant effect on the manufactured cost of our products and on the gross margin we earn from these products.

Industrial and Power Equipment Segment

Overview. Our Industrial and Power Equipment segment accounted for 33% of our sales in 2005. This segment manufactures and markets timber harvesting equipment, industrial tractors and loaders, mobile equipment rotational bearing systems and swing drives. Major users of these products include logging contractors, timber harvesters, pulp and paper mills, reclamation companies and original equipment manufacturers. Sales are made through a dealer network to customers in the timber harvesting, material handling and reclamation businesses, as well as to pulp, paper and lumber mills. Sales of rotational bearings and swing drives are made directly to OEM's, as well as to the replacement parts market. The segment's customer base is concentrated in the Southeastern U.S., with international sales amounting to 15% of segment sales in 2005.

Our Industrial and Power Equipment segment has manufacturing facilities in Menominee, Michigan; Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and a parts warehouse in Zebulon, North Carolina. The components used in our products are obtained from a number of domestic and foreign manufacturers.

In March of 2003, the Industrial & Power Equipment segment entered into marketing, trademark licensing and supply agreements with Caterpillar Inc. ("Caterpillar"). In February 2006, these agreements were further modified. Under these agreements, we now sell equipment manufactured by both Caterpillar and us under our Blount brands through the Blount dealer network and under Caterpillar's brands (Timberking through February 2006 and Caterpillar or Cat thereafter) through the Caterpillar dealer network. The manufacture of the Timberking and Caterpillar branded products occurs at both Caterpillar and Blount manufacturing facilities, with distribution of the product being our responsibility in conjunction with the Caterpillar dealer network.

Timber Harvesting Equipment (Prentice, Hydro-Ax, Timberking, Caterpillar, Cat, Fabtek and CTR). We manufacture hydraulic timber harvesting equipment, which includes truck-mounted, trailer-mounted, stationary-mounted and self-propelled loaders and log skidders under the Prentice brand name. We also manufacture rubber-tired feller bunchers and related attachments under the Hydro-Ax brand name, and delimbers, slashers and skidders under the CTR brand name. In addition, we manufacture cut-to-length harvesting equipment, including forwarders, harvesters and harvester heads under the Fabtek brand. We manufacture many of the same products sold under Caterpillar's Timberking, Caterpillar and Cat brands through the Caterpillar dealer network. Also, some products we sell are manufactured by Caterpillar and sold by us under both Blount owned and Caterpillar owned brand names.

Gear Products. Our primary gear-related products, rotational bearings and swing drives, are used in heavy equipment for the forestry, construction and utilities industries. Due to extreme wear-and-tear on such products, we sell them in the replacement parts market in addition to our sales to OEMs.

Industry Overview. We believe we are one of the North American market leaders in the manufacture of hydraulic timber harvesting equipment, rubber-tired feller bunchers and related attachments, delimbers, slashers, skidders and cut-to-length harvesting equipment, including forwarders, harvesters, and harvester heads. We also manufacture mobile equipment rotational systems and swing drives for the forestry, construction and utility sectors.

The timber harvesting equipment market faces cyclicality due to its reliance on customers in the highly cyclical lumber, pulp and paper markets. In the past, as pulp prices have dropped and inventory levels have increased, our customers have postponed purchases of new timber harvesting equipment since their existing machinery provided them sufficient capacity to meet near-term demand. These industry cycles typically cover several years. For example, the U.S. market for timber harvesting equipment experienced a significant downturn beginning in 1999 and continuing into 2002, and has been stronger from late 2002 through 2005.

Competition in markets served by the Industrial and Power Equipment segment is based largely on quality, brand recognition, price and product support. The segment's primary competition in timber harvesting equipment includes John Deere, which also markets the Timberjack brand, Tigercat and Komatsu, which markets the Timbco and Valmet brands, as well as numerous smaller manufacturers, including Barko, Hood and Serco. Gear Products' competitors in the fragmented gear industry include SKF, Avon, Kaydon, Rotec, Fairfield, Auburn, Tulsa Winch, Funk and Braden.

Lawnmower Segment

Overview. The Company's Lawnmower segment accounted for 7% of our sales in 2005. This segment is comprised of Dixon Industries, Inc. ("Dixon"). Dixon, located in Coffeyville, Kansas, has manufactured zero-turning-radius (ZTR)® lawnmowers and related attachments since 1974. Dixon pioneered the development of zero-turn riding lawnmowers and offers a full line of ZTR® lawnmowers for both residential and commercial applications. International sales were 12% of total segment sales in 2005.

In 2005 Dixon focused on the growing high-end residential and low-end commercial zero-turn riding mower market by introducing 15 new all-steel models and eliminating

BLOUNT INTERNATIONAL, INC.

five plastic bodied models designed for the low-end residential market. Dixon also offers an array of options for its products, including attachments for grass collection, mulching and snow removal. Dixon sells its products through distribution channels comprised of full-service dealers, domestic and export distributors.

Dixon produces these products in a single manufacturing facility in Coffeyville, Kansas.

Industry Overview. Dixon's competitors include general and zero-turn riding lawnmower manufacturers such as John Deere, Ariens, Simplicity, Toro, MTD/Cadet, Electrolux and Yardman. Seasonal rainfall plays a role in the demand for lawnmowers. Competition within the zero-turn riding lawnmower segment has increased significantly in recent years. The zero-turn segment has grown at a faster rate than the conventional style riding lawnmower segment, and has resulted in many new manufacturers of zero-turn riding mowers in recent years. Above-average rainfall drives greater demand for products in this industry, while drought conditions tend to reduce demand for these products.

Capacity Utilization

Based on a five-day, three-shift work week, capacity utilization by segment for the year ended December 31, 2005 was as follows:

% of Capacity
Outdoor Products	101%
Industrial and Power Equipment	63%
Lawnmower	69%

To meet the increased demand for its products, the Outdoor Products segment is currently operating on a seven day work week basis at certain locations. Expansion of capacity for this segment is underway with the new manufacturing plant in Fuzhou, Fujian Province, China, ongoing expansion of the manufacturing plant in Curitiba, Parana, Brazil, as well as planned investments in new machinery and equipment for the manufacturing plants in Portland, Oregon and Guelph, Ontario, Canada.

Backlog

The backlog for each of our business segments as of the end of the reporting periods was as follows:

	December 31,
(Amounts in thousands)	2005	2004	2003
Outdoor Products	$82,523	$77,362	$66,621
Industrial and Power Equipment	44,977	63,697	47,696
Lawnmower	9,105	9,234	4,939
Total backlog	$136,605	$150,293	$119,256

The total backlog as of December 31, 2005 is expected to be completed and shipped within twelve months.

Employees

At December 31, 2005, we employed approximately 3,800 individuals. None of our domestic employees belongs to a union. The number of foreign employees who belong to unions is not significant. We believe our relations with our employees are satisfactory. We have not experienced any labor-related work stoppages in the last three years.

Environmental Matters

For additional information regarding certain environmental matters, see Note 9 of Notes to Consolidated Financial Statements.

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

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations. In 2005 we spent approximately $1.3 million on environmental compliance, including approximately $0.2 million in capital expenditures. We expect to spend approximately $1.7 million per year in capital and operating costs in years 2006 through 2008 on environmental compliance. The cost to comply with new laws and regulations may be greater than these estimated amounts.

Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination from these historical activities at certain of our facilities, which we are currently investigating, monitoring or remediating. Management believes that costs incurred to investigate, monitor and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow. We cannot be sure, however, that we have identified all existing contamination on our properties or that our operations will not cause contamination in the future. As a result, we could incur material costs to clean up contamination.

From time to time we may be identified as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the Superfund law) or similar state statutes with respect to sites at which we may have disposed of wastes. The U.S. Environmental Protection Agency (or an equivalent state agency) can either (a) allow

BLOUNT INTERNATIONAL, INC.

such parties to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action on its own and then seek reimbursement from the parties. Each party can be held liable for all of the costs, but the parties can then bring contribution actions against other potentially responsible or third parties. As a result, we may be required to expend amounts on such remedial investigations and actions, which amounts cannot be determined at the present time but which may ultimately prove to be material to the consolidated financial statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Item 7 and Note 12 of Notes to Consolidated Financial Statements.

Seasonality

The Company's three operating segments are somewhat seasonal in nature and year to year and quarter to quarter operating results are impacted by economic and business trends within the respective industries in which they compete. See further discussion within each segment description above.

Available Information

Our website address is www.blount.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other SEC filings by accessing the investor relations section of the Company's website under the heading "E.D.G.A.R. financial information about Blount". These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC").

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

ITEM 1A. RISK FACTORS

Substantial Leverage—Due to our substantial leverage, we may have difficulty operating our business and satisfying our debt obligations.

As of December 31, 2005, we have $600.4 million of total liabilities, $407.7 million of total debt and a stockholders' deficit of $145.2 million. This substantial leverage may have important consequences for us, including the following:

■  Our ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired or such financing may not be available on terms favorable to us.

■  A significant portion of our cash flow from operations is dedicated to the payment of interest expense, which reduces the funds that would otherwise be available to us for operations and future business opportunities.

■  A substantial decrease in net operating income and cash flows or an increase in expenses may make it difficult for us to meet our debt service requirements or force us to modify our operations.

■  Our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

The agreement governing our senior credit facilities and the indenture for our 8 7/8% senior subordinated notes due 2012 contain restrictions that affect our operations, including our and certain of our subsidiaries' ability to incur indebtedness or make acquisitions or capital expenditures. However, these restrictions do not fully prohibit us or our subsidiaries from incurring additional indebtedness. In addition, we have available borrowing capacity under the revolving portion of our existing senior credit facilities of $94.1 million as of December 31, 2005. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our business may not be able to generate sufficient cash flow from our operations or future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, alternative strategies may not be feasible at the time or may not prove adequate, which could cause us to default on our obligations and would impair our liquidity. Also, some alternative strategies would require the prior consent of our

BLOUNT INTERNATIONAL, INC.

secured lenders, which we may not be able to obtain. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restrictive Covenants—The terms of our indebtedness contain a number of restrictive covenants, the breach of which could result in acceleration of our senior credit facilities and our 8 7/8% senior subordinated notes.

The terms of our indebtedness contain a number of restrictive covenants, the breach of which could result in acceleration of our obligations to repay amounts owed under our senior credit facilities and our 8 7/8% senior subordinated notes. An acceleration of our repayment obligation under our senior credit facilities could result in a payment or distribution of substantially all of our assets to our secured lenders, which would materially impair our ability to operate our business as a going concern. The indenture and our senior credit facilities, among other things, restrict our and certain of our subsidiaries' ability to:

■  borrow money and issue preferred stock;

■  guarantee indebtedness of others;

■  pay dividends on or purchase our stock or the stock of our "restricted subsidiaries", a defined term;

■  make certain investments;

■  use assets as security in other transactions;

■  sell certain assets or merge with or into other companies;

■  enter into sale and leaseback transactions;

■  enter into certain types of transactions with affiliates;

■  pay dividends or make other payments to us;

■  enter into new businesses; and

■  make certain payments in respect of subordinated indebtedness.

The senior credit facilities also restrict our ability to prepay principal in respect of the 8 7/8% senior subordinated notes and restrict our ability to engage in any business or operations other than those incidental to our ownership of the capital stock of Blount. In addition, the senior credit facilities require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce debt or to act in a manner contrary to our business objectives. Our ability to meet those financial ratios and tests could be affected by events beyond our control, and there can be no assurance that we will meet those ratios and tests. A breach of any of these covenants could, if uncured, constitute an event of default or a default under the notes or the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities, together with any accrued interest and commitment fees, to be immediately due and payable. If we and certain of our subsidiaries were unable to repay those amounts, the lenders under the senior credit facilities could enforce the guarantees from the guarantors and proceed against the collateral securing the senior credit facilities. The assets of the applicable guarantors could be insufficient to repay in full that indebtedness and our other indebtedness.

Assets Pledged as Security on Credit Facilities—The majority of our assets and the capital stock of Blount, Inc. are pledged to secure obligations under our senior credit facilities.

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.'s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

In addition, our Canadian term loan facility is secured by liens on the inventory, accounts receivable and other major assets of our Canadian subsidiaries. Therefore, the lenders under our Senior Credit Facilities will have claims with respect to these assets that have priority over the claims of holders of our 8 7/8% senior subordinated notes and priority over our stockholders' interest in the Company. Further, our senior credit facilities provide that payments on the 8 7/8% notes and the guarantees thereof will be blocked in the event of a default under the senior credit facilities. In addition, upon any distribution to Blount, Inc.'s creditors or the creditors of the guarantors in a bankruptcy, liquidation, receivership, administration or reorganization or similar proceeding relating to their property that constitutes security for the senior credit facilities, the lenders under the senior credit facilities will be entitled to be paid in full in cash before any payment may be made with respect to such notes or the guarantees.

While Blount International, Inc. and all of Blount, Inc.'s existing domestic subsidiaries guarantee the 8 7/8% senior subordinated notes, none of Blount, Inc.'s existing foreign subsidiaries guarantee these notes. Other than the guarantees by, and the pledge of the assets of, our Canadian subsidiaries to secure the payment of the Canadian term loan facility, we will not permit any of our non-guarantor restricted subsidiaries to guarantee or pledge any assets to secure the payment of our senior credit facilities, unless that restricted subsidiary is a guarantor of these notes or that restricted subsidiary becomes a guarantor. Any existing or future non-guarantor subsidiary of Blount International, Inc. that we properly designate as an unrestricted subsidiary or a receivables subsidiary will not guarantee these notes.

BLOUNT INTERNATIONAL, INC.

Competition—Competition may result in decreased sales, operating income and cash flow.

Most of the markets in which we operate are competitive. We believe that design features, product quality, customer service and price are the principal factors considered by customers in each of our business segments. Some of our competitors may have greater financial resources, lower costs, superior technology or more favorable operating conditions than we do. For example, our competitors are expanding capacity or contracting with suppliers located in China and other low cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies may nevertheless be formidable and thereby negatively affect our business. In addition, although we have made recent improvements in our Dixon product line, which resulted in increased sales and improved profitability for this segment, Dixon has lost market share from increased competition over the last three years. We may not be able to compete successfully with our existing or any new competitors and competitive pressures we face may result in decreased sales, operating income and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes.

Key Customers—Loss of one or more key customers would substantially decrease our sales.

In 2005, $69.4 million (9%) of our sales were to one customer (The Electrolux Group) and $149.6 million (20%) of our sales were to our top four customers. While we expect these business relationships to continue, the loss of any of these customers, or a substantial portion of their business, would most likely substantially decrease our sales. Additionally, Blount's Industrial and Power Equipment segment has a joint marketing, supply and distribution arrangement with Caterpillar Inc. Any disruption in that relationship could result in a significant decline in that segment's sales.

Key Suppliers and Raw Materials Costs—A loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

Each of our business segments purchases some of its important materials and parts from a limited number of suppliers that meet certain quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality and a possible loss of sales in the near term. In 2005, we purchased approximately $13.4 million of raw material from our largest supplier.

Some of these raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. We have not hedged against the price volatility of any raw materials within our operating segments with any derivative instruments. It has been our experience that such raw materials price increases are difficult to recover from our customers in the short term through increased pricing. A hypothetical immediate 10% change in the price of steel would have the estimated effect of $8.3 million on pre-tax income in 2006.

Key Employees—The loss of key employees could adversely affect our manufacturing efficiency.

Many of our manufacturing processes require a high level of expertise. We rely on key employees to provide this expertise. For example, we build our own complex dies for use in cutting and shaping steel into components in our products. The design and manufacture of such dies is highly dependent on the expertise of key employees. We have also developed numerous proprietary manufacturing techniques that rely on the expertise of key employees. Our manufacturing efficiency and cost could be adversely affected if we are unable to retain such key employees or continue to train them and their replacements.

Foreign Sales and Operations—We have substantial foreign sales and operations, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in currency exchange rates, unexpected changes in regulatory environments and potentially adverse tax consequences.

In 2005, approximately 44% of our sales by country of destination occurred outside of the U.S. International sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales. Some of our sales and expenses are denominated in local currencies that can be affected by fluctuations in currency exchange rates in relation to the U.S. dollar. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. As of December 31, 2005, we do not have any derivatives outstanding to manage foreign currency exchange risk. Any change in the exchange rates of currencies of jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% weaker euro in relation to the U.S. dollar would have reduced our sales by $4.5 million in 2005.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2005, 597,626 square feet, or 31% of our total square feet for owned facilities,

BLOUNT INTERNATIONAL, INC.

are located outside of the U.S. This foreign based property, plant and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities, or restrictions on our ability to use them, would have an adverse effect on our manufacturing capabilities and would result in reduced sales, operating income and cash flows.

Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.

Sales of many of our products, such as lawnmowers, yard care parts and accessories, including lawnmower blades, and timber harvesting equipment are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for yard care products and lawnmowers. Excessive rainfall or drought conditions can reduce activity in the logging industry, which in turn can reduce demand for our timber harvesting equipment. Natural disasters such as hurricanes and typhoons can stimulate demand for our chainsaw-related products, as well as some of our timber harvesting and handling equipment. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

Cyclicality—Industrial and Power Equipment sales are influenced by the economic cycle of the forestry industry and future economic downturns in that industry could cause sales of the Industrial and Power Equipment segment to decrease.

The results of operations of our Industrial and Power Equipment segment are closely linked to the strength of the North American forestry industry. In the past, the forestry industry has been cyclical, experiencing recurring periods of economic growth and slowdown, which, correspondingly, have impacted the amount of our Industrial and Power Equipment segment's sales, segment contribution and cash flows to vary significantly. The length and extremity of these industry cycles have varied over time. Such factors as macro economic activity, pulp and paper demand, housing and construction activity levels, industry capacity, pulp and paper prices, lumber prices, availability of timber for harvest, foreign competition, foreign exchange rates and mill downtime, among others, affect this industry.

Foreign Sales Growth—We may not be successful in growing our international business in our Industrial and Power Equipment and Lawnmower segments.

Our agreements with Caterpillar were, in part, designed to grow our Industrial and Power Equipment segment by increasing our access to international markets for our timber harvesting equipment business. We undertook this strategy, in part, to gain geographic diversification and to lessen the impact of North American industry cycles. We have also expanded our international distribution network in our lawnmower segment in order to increase access to foreign markets and to grow the business. These efforts may not prove to be successful, and we may not be able to expand these businesses internationally. If we are unable to execute these strategies, our sales, operating income and cash flows may decline.

We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales and net income and an increase in our interest expense.

Our business is subject to a number of general economic factors, many of which are largely out of our control, that may, among other things, result in a decrease in sales and net income and an increase in our interest expense. These include recessionary economic cycles and downturns in customers' business cycles, particularly customers of our timber harvesting equipment (as discussed above), which accounted for approximately 30% of our sales in 2005, as well as downturns in the principal regional economies where our operations are located. Our senior credit facilities permit us to make borrowings at interest rates that are floating. Increases in interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate a one percentage point higher average level of interest rates on our variable rate debt would have increased our interest expense in 2005 by $3.0 million. Economic conditions may adversely affect our customers' business levels and the amount of products that they need. For example, during the global economic downturn in 2001, our sales fell by $45.2 million from the previous year. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our services and actual bad debts may exceed our allowances. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

Litigation—We may have litigation liabilities that could result in significant costs to us.

Our historical and current business operations, including discontinued operations, have resulted in a number of litigation matters, including litigation involving personal injury or death as a result of alleged design or manufacturing defects of our products. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation and insurance and other related costs could result in future liabilities that are significant and that could significantly reduce our cash flows and cash balances. See "Business—Legal Proceedings."

BLOUNT INTERNATIONAL, INC.

Environmental Matters—We face potential exposure to environmental liabilities and costs.

We are subject to various U.S. and foreign environmental laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated sites. Violations of or liabilities incurred under these laws and regulations could result in an assessment of significant costs to us, including civil or criminal penalties, claims by third parties for personal injury or property damage, requirements to investigate and remediate contamination and the imposition of natural resource damages. Furthermore, under certain environmental laws, current and former owners and operators of contaminated property or parties who sent waste to the contaminated site can be held liable for cleanup, regardless of fault or the lawfulness of the disposal activity at the time it was performed.

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our or other's sites, changes in existing environmental laws or their interpretation and more rigorous enforcement by regulatory authorities, may require additional expenditures by us to modify operations, install pollution control equipment, clean contaminated sites or curtail our operations. These expenditures could significantly reduce our net income and cash balances. See "Business—Environmental Matters" and "Business—Legal Proceedings."

Dividends—We may not pay dividends on our common stock in the future.

We have not paid dividends on our common stock since 1999. Blount International, Inc. intends to retain future earnings for debt service and for funding growth, and therefore, Blount International, Inc. does not expect to pay any dividends in the near term. In addition, our senior credit facilities prohibit us from paying any dividends and the terms of the 8 7/8% senior subordinated notes limit our ability to pay dividends. See "Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Future sales of our common stock in the public market could lower our stock price.

We may sell additional shares of common stock in subsequent public offerings, or our largest stockholder, Lehman Brothers Merchant Banking Partners II, L.P. and its affiliates ("Lehman Brothers"), may sell a substantial number of the 8.9 million shares they own in a secondary stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of Blount International, Inc.'s common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of Blount International, Inc.'s common stock.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons that include:

■  our quarterly or annual earnings or those of other companies in our industries;

■  the public's reaction to events and results contained in our press releases, our other public announcements and our filings with the SEC;

■  changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other comparable companies;

■  changes in general conditions in the U.S. and global economy, financial markets or forestry industry, including those resulting from war, incidents of terrorism or responses to such events;

■  sales of common stock by our largest stockholder, directors and executive officers; and

■  the other factors described in these "Risk Factors."

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the two preceding calendar years, our highest closing stock price has exceeded our lowest by 27% in 2005 and by 136% in 2004. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price. Additionally, during 2005, daily trading volume for our common stock has averaged approximately 150,000 shares, which may reflect that there is a limited market for our stock. This apparent lack of liquidity may accentuate fluctuations in the price of our stock, and may limit your ability to sell your stock.

BLOUNT INTERNATIONAL, INC.

ITEM 2. PROPERTIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Portland, Oregon; Milan, Tennessee; Guelph, Ontario Canada; Curitiba, Parana, Brazil; and Fuzhou, Fujian Province, China. Sales and distribution offices are located in Europe, Japan and Russia. Lawnmower blades are manufactured in Kansas City, Missouri, and lawnmowers are manufactured in Coffeyville, Kansas. Log loaders, feller bunchers, harvesters, forwarders and accessories for automated forestry equipment are manufactured at plants in Prentice, Wisconsin; Owatonna, Minnesota and Menominee, Michigan. Rotation bearings and mechanical power transmission components are manufactured in Tulsa, Oklahoma. Our Industrial and Power Equipment segment owns an administrative and parts distribution warehouse facility in Zebulon, North Carolina. The Company also maintains leased space for record retention in Montgomery, Alabama.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of facilities located at the principal properties by segment is as follows:

	Area in Square Feet
	Owned	Leased
Outdoor Products	1,120,147	272,389
Industrial and Power Equipment	634,860
Lawnmower	161,000
Corporate	5,000	12,400
Total	1,921,007	284,789

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 9 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

BLOUNT INTERNATIONAL, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (ticker "BLT"). The following table presents the quarterly high and low closing prices for the Company's common stock for the last two years. Cash dividends have not been declared for the Company's common stock in the last six years. The Company's senior credit facility and 8 7/8% senior subordinated note agreements restrict the payment of dividends. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion. The Company had approximately 12,000 stockholders of record as of February 10, 2006.

	Common Stock
	High	Low
Year Ended December 31, 2005
First quarter	$18.76	$15.91
Second quarter	17.66	14.81
Third quarter	18.25	16.48
Fourth quarter	18.23	15.00
Year Ended December 31, 2004
First quarter	$10.75	$7.77
Second quarter	12.76	9.54
Third quarter	13.10	10.40
Fourth quarter	18.31	13.44

On June 28, 2005, in conjunction with a public offering of our common stock, the Company purchased 382,380 shares of our common stock from a selling stockholder.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2005	382,380	$16.05	382,380	0

BLOUNT INTERNATIONAL, INC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(Amounts in thousands except per share data)	2005	2004	2003	2002 (1)	2001 (1) (2)
Statements of Income Data:
Operating Results:
Sales	$756,627	$692,645	$559,104	$479,499	$468,682
Operating income	120,901	114,274	83,773	62,522	44,665
Interest expense, net of interest income	36,705	59,002	65,402	71,127	94,491
Income (loss) from continuing operations before taxes	83,277	15,417	14,779	(9,288)	(58,917)
Income (loss) from continuing operations	106,615	6,269	(30,050)	(4,764)	(37,575)
Net income (loss)	106,615	6,269	(30,050)	(5,747)	(43,601)
Earnings per share:
Basic:
Income (loss) from continuing operations	2.31	0.17	(0.98)	(0.16)	(1.22)
Net income (loss)	2.31	0.17	(0.98)	(0.19)	(1.42)
Diluted:
Income (loss) from continuing operations	2.24	0.16	(0.98)	(0.16)	(1.22)
Net income (loss)	2.24	0.16	(0.98)	(0.19)	(1.42)
Shares used in earnings per share computations (in thousands):
Basic	46,094	36,413	30,809	30,796	30,796
Diluted	47,535	38,474	30,809	30,796	30,796
Balance Sheet Data:
Cash and cash equivalents	$12,937	$48,570	$35,194	$26,417	$47,573
Working capital	112,214	97,986	86,924	90,959	82,642
Property, plant and equipment, net	101,538	97,929	91,991	90,710	96,190
Total assets	455,192	424,742	404,039	427,965	444,776
Long-term debt	405,363	491,012	603,871	624,125	632,479
Total debt	407,723	494,211	610,496	627,541	640,939
Stockholders' deficit	(145,187)	(256,154)	(393,740)	(368,915)	(349,915)

(1) Gives effect to the sale of the Company's Sporting Equipment Group on December 7, 2001 and treatment as discontinued operations for 2002 and 2001.

(2) In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). As a result of the adoption of SFAS No. 142, results for the years 2002, 2003, 2004 and 2005 do not include amortization of goodwill. Goodwill amortization recognized in 2001 was $3.1 million.

BLOUNT INTERNATIONAL, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this report, as well as the information in Item 6, "Selected Consolidated Financial Data".

Overview

We are an international industrial company with three business segments: Outdoor Products, Industrial and Power Equipment ("IPEG") and Lawnmower. Operating independently from one another, these segments focus on the manufacture and marketing of branded products to industrial companies and consumers. Our products are sold in over 100 countries. We believe we are a global leader in the sale of cutting chain and chainsaw accessories and a leading provider of timber harvesting equipment and zero-turn riding lawnmowers to the North American markets.

Our largest segment, Outdoor Products, accounted for 60% of our revenue in 2005. This segment manufactures and markets forestry-related chainsaw chain, guide bars, sprockets and accessories for chainsaw use, concrete cutting equipment and accessories, and outdoor equipment parts that include lawnmower blades and other accessories. The segment's products are sold to OEMs for use on new chainsaws and landscaping equipment and to the retail replacement market through distributors, dealers and mass merchants. During 2005 approximately 27% of the segment's sales were to OEMs, with the remaining 73% sold into the replacement market. Approximately 64% of the segment's sales were outside of the U.S. in 2005, up from 60% in 2004. The Outdoor Products segment's performance can be impacted by trends in the forestry industry, weather patterns and natural disasters, foreign currency fluctuations and general economic conditions. The segment faces competitive price pressure from competitors on a worldwide basis. The efficient manufacture of the segment's products is critical to ensure that it is competitive with its selling prices, as is successful marketing of newly developed products, such as our concrete cutting saws and replacement chain and bars. This segment operates three manufacturing plants in the U.S., one in Canada, one in Brazil and one in China, all of which are focused on continuous cost improvement. In 2005 we completed construction on the first phase of a facility in China, and are now manufacturing at this facility. We also added capacity to our Brazilian facility, and in 2006 we plan to continue to expand our capacity, with an emphasis on these two locations. Timely capital investment into these plants for added capacity and cost reductions, as well as effectively sourcing critical raw materials at favorable prices, is required to remain competitive.

The IPEG segment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotational bearings and swing drives. Sales in this segment accounted for 33% of our total sales in 2005. Sales are made through a dealer network to customers in the timber harvesting, materials handling and reclamation businesses and to pulp, paper and lumber mills. IPEG also markets directly to OEMs. The segment's customer base is concentrated in the Southeastern U.S., with international sales amounting to 15% of segment sales in 2005, an increase from 11% in 2004. In March 2003, we entered into marketing, trademark licensing and supply agreements with Caterpillar Inc. ("Caterpillar") to distribute a line of purpose-built forestry equipment to Caterpillar dealers with the brand name of "Timberking". In February 2006, these agreements were modified to replace the Timberking brand with the "Caterpillar" and "Cat" brands. Under these agreements, some of the models of both the Blount and the Timberking or Caterpillar product lines are manufactured at our facilities and others are manufactured at Caterpillar's facilities. We are responsible for the marketing of both lines of products, and these arrangements have increased the segment's sales in both domestic and international markets and increased the utilization of the segment's manufacturing plants. The performance of IPEG is aligned with overall trends in the forestry industry, including the import/export balance of wood products, the utilization of lumber and paper mill capacity in the U.S. and the level of logging production. The cyclical nature of the forestry industry can significantly impact the operating income and cash flow of IPEG from year to year. To react to such trends, the segment must consistently manage its four U.S. manufacturing plants on a lean basis, maximize pricing value for its products and minimize working capital.

The Lawnmower segment represented 7% of our sales in 2005. This segment manufactures and markets zero-turn riding lawnmowers and related accessories under the Dixon brand name. Dixon was a pioneer in zero-turning technology. This technology allows for more efficient grass cutting compared to conventional "tractor style" riding lawnmowers. The segment's products are sold through full-service dealers and distributors. International sales were 12% of total segment sales in 2005, an increase from 7% in 2004. The performance of the Lawnmower segment is impacted by economic conditions, seasonal weather patterns and changes in competitive offerings. Operating income and cash flow in this segment are dependent on providing quality products at competitive prices. Critical to the success of the segment is the offering of enhancements to existing models on an annual basis and the periodic introduction of new products in response to market demand. The Lawnmower segment operates a single U.S. facility for the manufacture and distribution of its products.

BLOUNT INTERNATIONAL, INC.

We maintain a corporate staff at our headquarters located in Portland, Oregon. In addition to providing management oversight for the three business segments, the corporate staff manages our capital structure, administers various health and welfare plans and supervises regulatory, compliance and legal matters.

Our capital structure has undergone noteworthy changes in 2004 and 2005. In 2004 we began the year with a significant amount of debt outstanding and a concentration of common stock ownership by affiliates of Lehman Brothers Holdings Inc., including a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. ("Lehman Brothers"), which owned approximately 85% of our stock outstanding. By the end of 2004 we had executed several refinancing transactions, reducing our total debt and increasing outstanding common stock. Also, by the end of 2004, as a result of a secondary public offering of our stock, Lehman Brothers reduced its holdings to approximately 33% of our outstanding common stock. In 2005, we made sizable voluntary prepayments of debt principal, further reducing outstanding debt. In June 2005, through an additional secondary public offering, Lehman Brothers further reduced their ownership percentage to approximately 19%.

At the end of 2005, notwithstanding these changes, our debt and leverage remain significant, and require the conservation of cash in order to reduce debt and increase stockholder value.

Operating Results

Year ended December 31, 2005 compared to year ended December 31, 2004

On a consolidated basis, we experienced year over year increases in sales and operating income related to business growth. We also continue to benefit from the refinancing activities completed during the second half of 2004. In addition, as a result of the increases in profitability in recent years, we recognized a favorable income tax benefit in 2005 to remove most of a valuation allowance on domestic deferred tax assets. The table below provides a summary of results and primary factors contributing to the year over year change (in millions).

	2005	2004	Increase	Contributing Factor
Net sales	$756.6	$692.6	$64.0
				35.7	Volume
				26.0	Price and mix
				2.3	Foreign currency translation
Operating income	$120.9	$114.3	$6.6
				8.8	Volume
				3.2	Price, costs, mix, and expense
				(5.4)	Foreign currency translation
Net income	$106.6	$6.3	$100.3
				6.6	Increase in operating income
				22.3	Decrease in net interest expense
				38.9	Decrease in other expense
				32.5	Change in income tax provision
Diluted EPS	$2.24	$0.16	$2.08

Our sales in 2005 increased by $64.0 million, or 9%, from 2004. The following are highlights from the year over year comparison.

■  International sales grew $47.8 million, or 17%, with each of our three segments achieving their strongest sales growth outside of the U.S. On a consolidated basis, U.S. year over year sales growth was 4%.

■  In the Outdoor Products segment:

0  International sales grew $31.8 million, or 12%, with increases in Europe, Latin America and Asia, primarily in forestry-related chainsaw parts and accessories;

0  The impact of a weaker U.S. dollar compared to the currencies of Canada and Brazil resulted in increased sales of $2.3 million due to the effects of foreign currency translation. The weaker U.S. dollar also provided more competitive selling prices for our products contributing to the additional volume; and

0  Growth among our concrete cutting products was 25%. This included increases in unit volume for our saws and replacement chain of 79% and 25%, respectively.

BLOUNT INTERNATIONAL, INC.

■  In the Industrial and Power Equipment segment:

0  International sales grew $12.9 million, or 55%, primarily in Canada, but also with gains in Australia, Brazil and Russia;

0  Continued expansion of the Timberking line of timber harvesting equipment, which generated $16.1 million worldwide in incremental sales through the Caterpillar distribution channel, helping to access new markets. Total sales of Timberking products in 2005 were $61.6 million; and

0  Higher average selling prices in our Industrial and Power Equipment segment contributed $12.5 million. This increase in average prices included increases in list prices and a reduction in competitive discounts.

■  In the Lawnmower segment:

0  International sales grew $3.1 million, or 85%, and

0  Lawnmower unit sales grew by 6% and additional sales revenue of $3.0 million was generated from increases in selling price and a stronger product mix.

Consolidated order backlog at December 31, 2005 was $136.6 million, a decrease from $150.3 million at December 31, 2004. The decrease is primarily in the Industrial and Power Equipment segment.

Operating income increased by $6.6 million, or 6%, from 2004 to 2005, while our operating margin for 2005 was 16.0% of sales compared to 16.5% for 2004. A comparison of the two periods reflects the following:

■  Favorable effect of sales volume in all of our segments;

■  Faster relative growth rates for our businesses with lower operating margins compared to our businesses with higher operating margins;

■  The unfavorable effect of higher steel costs;

■  The implementation of selling price increases in certain markets; and

■  The unfavorable net effect of currency exchange rates, primarily due to a weaker U.S. dollar relative to the Canadian dollar and the Brazilian real.

The increase in operating income reflects a year over year increase in gross profit of $6.6 million. Our gross margin in 2005 was 31.7% of sales, compared to 33.7% in 2004. The year over year change in gross profit is presented below (in millions):

2004 Gross Profit	$233.2
Increase (Decrease)
Sales Volume	8.8
Selling Price and Mix	26.0
Foreign Exchange Translation	(4.5)
Product Cost and Mix	(23.7)
2005 Gross Profit	$239.8

While the net effect of volume and price has been favorable across our businesses on a year over year basis, there have been several unfavorable factors influencing our gross margins. The effect of mix within and between our businesses and distribution channels varies greatly; however, with the largest growth coming from our lower margin business units and distribution channels, the overall effect has been to lower gross margin.

Currency exchange rates have decreased our gross profit during 2005 compared to 2004. While our international sales were increased by approximately $2.3 million from the currency effect of a weaker U.S. dollar, our product costs were negatively impacted by changes in currency. Our plants in Canada and Brazil were impacted by higher manufacturing costs resulting from the weaker U.S. dollar estimated at $3.6 million and $1.4 million, respectively, compared to the prior year.

Higher steel prices had an estimated adverse effect of $12.3 million over the previous year. In addition, an average wage increase to our employees of 3% was instituted during 2005 to be market competitive. These increases are offset partially by productivity gains in our plants and by selling price increases.

Total selling, general and administrative expense ("SG&A") was equal to the prior year at $118.9 million. As a percent of sales, SG&A decreased to 15.7% in 2005 compared to 17.2% in 2004, continuing a trend of improved leverage on existing selling and administrative capacity. One of the largest increases in 2005 has been the $2.4 million increase in professional services expense, which included $2.9 million of incremental expenses for compliance with the Sarbanes-Oxley Act of 2002. This increase was partially offset by a $0.9 million decrease in legal expenses. Our international operating expense increased $0.9 million compared to the prior year due to the weaker U.S. dollar and its effect on the translation of foreign expenses. Other increases included $0.4 million for bad debts and $0.3 million for increases in R&D costs. Compensation and benefits expense decreased by $1.7 million compared to 2004. This net decrease included increases of 3% and 4% for base compensation and benefits expense, respectively, offset by decreases for performance related compensation expenses. Advertising expense was down $1.4 million and personnel related expense, primarily for travel, decreased by $0.5 million.

Net income for 2005 was $106.6 million, or $2.24 per diluted share, compared to net income of $6.3 million, or $0.16 per diluted share, in 2004. The changes in net income are due primarily to the following:

■  An increase in operating income of $6.6 million;

BLOUNT INTERNATIONAL, INC.

■  A decrease in net interest expense of $22.3 million, primarily due to the decreases in average outstanding debt balances and borrowing rates associated with changes in our capital structure implemented in August 2004;

■  A decrease in other expense of $38.9 million, due primarily to the $42.8 million charge taken in August 2004 associated with our refinancing transactions; and

■  A benefit of $23.3 million for income taxes compared to an expense of $9.1 million in 2004, reflecting the 2005 reversal of the majority of a valuation allowance previously established on our U.S. deferred income tax assets.

The reduction in interest expense is primarily due to the refinancing transactions that occurred in August 2004, which reduced our average borrowing rates and outstanding debt balances, as well as the significant subsequent reductions of debt during 2005. Total interest expense of $37.3 million in 2005 compares to $61.3 million in 2004, which included a $4.2 million non-recurring charge for interest expense incurred during the 30 day notice period involving the redemption of public debt. The benefits gained from the refinancing and debt reduction have been partially offset this year by an increase of 1.72 percentage points in the variable interest rate on our term loans at December 31, 2005 compared to December 31, 2004.

Interest income declined $1.7 million to $0.6 million for 2005 compared to $2.3 million in 2004. 2004 interest income included $1.4 million related to an income tax refund received in the fourth quarter of that year.

Other expense decreased $38.9 million due primarily to the charges taken in 2004 associated with our refinancing transactions. Net other expense in 2005 was $0.9 million and included $3.0 million to write off deferred financing costs resulting from the $83.4 million prepayment of debt principal during the year. In the fourth quarter of 2005 we also realized income of $2.3 million for a legal settlement. Net other expense in 2004 of $39.9 million included a $42.8 million charge taken in the third quarter of 2004 associated with our August refinancing transactions. This amount was composed of $27.1 million for prepayment premiums, a $10.3 million write-off of deferred financing costs related to the extinguishment of debt, $5.3 million to write off unamortized discount relating to the extinguished debt and $0.1 million miscellaneous fees related to extinguishment of debt. In the fourth quarter of 2004 we realized income of $3.9 million related to a legal settlement for one of our segments.

The 2005 income tax benefit of $23.3 million contrasts sharply to the 2004 income tax provision of $9.1 million. The $32.5 million year over year change is largely due to the reversal of most of the valuation allowance established on our U.S. deferred income tax assets. The valuation allowance was originally established in the third quarter of 2003. Prior to the reversal of the valuation allowance, we were recognizing virtually no federal income tax expense for our U.S. operations.

	Year Ended December 31,
(Amounts in thousands)	2005	2004
Income before income taxes	$83,277	$15,417
Provision (benefit) for income taxes	(23,338)	9,148
Net income	$106,615	$6,269
Effective tax rate	(28.0%)	59.3%

Our domestic net operating loss carryforwards and other deferred tax assets were fully reserved with a valuation allowance as of December 31, 2004 and throughout 2005 until the reversal of the valuation allowance on December 31, 2005. Accordingly, we recognized minimal net federal domestic tax expense on our domestic income during 2004 or 2005, except for incremental taxes on the repatriation of foreign earnings in 2005.

In the third quarter of 2003 we determined that it was more likely than not that all of our U.S. deferred tax assets would not be realized. Accordingly, a valuation allowance was established against such deferred tax assets at that time. At the end of 2005, we determined that it was more likely than not that the majority of our deferred tax assets would be realized. This change in the estimate reflects improvements in our profitability since the third quarter of 2003 stemming from business growth and reduced interest expense resulting from improvements in our capital structure. As of December 31, 2005, we estimate our U.S. net operating loss ("NOL") carryforward at $51.8 million, and our state NOL carryforwards at $85.2 million. These NOL carryforwards are available to reduce cash taxes on future domestic taxable income.

The American Jobs Creation Act of 2004 (the "Act"), includes a one-time election to deduct 85% of certain foreign earnings that are repatriated, as defined in the Act. Any repatriation of foreign earnings was required to be completed by December 31, 2005. During the fourth quarter of 2005 we repatriated $24.9 million of our undistributed earnings of foreign subsidiaries, and consequently during the year we recognized $2.0 million of related income taxes after allowable net operating loss offsets.

BLOUNT INTERNATIONAL, INC.

Segment Results. The following table reflects segment sales and operating income for 2005 and 2004:

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2005 as % of 2004
Sales:
Outdoor Products	$452,334	$422,929	107%
Industrial and Power Equipment	250,967	221,028	114%
Lawnmower	54,378	49,689	109%
Inter-Segment Elimination	(1,052)	(1,001)	105%
Total sales	$756,627	$692,645	109%
Operating income (loss)
Outdoor Products	$105,536	$104,422	101%
Industrial and Power Equipment	28,037	21,456	131%
Lawnmower	3,110	2,957	105%
Inter-Segment Elimination	(14)	(3)	467%
Contribution from segments	136,669	128,832	106%
Corporate expense	(15,768)	(14,558)	108%
Operating income	$120,901	$114,274	106%

Outdoor Products Segment. Sales for the Outdoor Products segment increased $29.4 million, or 7%, in 2005 compared to 2004. Of this increase, $19.6 million was due to additional sales volume coming primarily from forestry-related chainsaw parts and accessories in international markets, and growth in our concrete-cutting products and accessories. The combination of selling price increases and mix increased sales by $7.5 million. The effect of foreign currency translation on sales was an increase of $2.3 million. Order backlog increased to $82.5 million at December 31, 2005, compared to $77.4 million at December 31, 2004, a 7% increase.

The increase in sales occurred across most product lines but was particularly strong for chainsaw parts and accessories used for forestry or wood-cutting applications. Products related to concrete-cutting, which experienced growth in all major markets, increased 79% in unit sales of saws and saw packages, and 25% in unit sales of replacement diamond chain, for a net sales increase of $5.5 million. Sales of outdoor equipment parts, which includes lawn mower blades and other accessories for lawn and garden use, increased by a modest 1%, as adverse weather conditions in U.S. markets limited growth. Geographically, the weak U.S. dollar during 2005 provided improved competitive selling prices, and demand continued to grow, resulting in a 12% increase in sales outside the U.S. on top of 2004's record results for sales outside the U.S. This growth was led by our chain saw-related products, with our largest increase in Europe, where there were good market conditions. In Latin America, increases were achieved in both OEM and replacement markets. Finally, export sales increased in the Far East primarily due to improved economic conditions in Japan. Sales growth by channel was led by OEMs at 8%, while replacement sales had a 6% growth rate.

Segment contribution to operating income increased $1.1 million, or 1%, in 2005 compared to 2004. The year over year change included a $1.4 million increase in gross profit, partially offset by a $0.3 million increase in SG&A expense. The favorable effect of increased volume was approximately $7.9 million. However, the net effect of foreign currency translation was unfavorable and estimated at $5.4 million. This net translation impact of currency is primarily from the effect stronger Canadian and Brazilian currencies had on our manufacturing costs in those countries, but also includes $0.9 million of higher SG&A expense worldwide, which encompasses our European operations as well. These cost increases are partially offset by the favorable effect a weaker U.S. dollar had on sales in these same countries. Other cost pressures included increases in average steel prices, with a year over year adverse effect estimated at $6.9 million, higher energy prices, which added an estimated $0.8 million in cost to operate our plants, and increases in capacity which have supported business growth but have also added to our fixed costs. In addition, we incurred a loss of $0.9 million for the first year of start-up operations in our new plant in Fuzhou, China. These increases have been partially offset by increases in selling prices, productivity and a $0.6 million net decrease in SG&A expense after adjusting for the effect of foreign currency translation. Decreases in SG&A expense included a $1.4 million reduction in advertising expense, after a significant increase in 2004 for targeted brand awareness programs and a $1.3 million reduction in performance compensation, after higher than normal expense in 2004. Increases in SG&A expense included $1.1 million for normal increases in salaries and benefits, and $0.6 million in bad debt expense. The operating margin of 23.3% in 2005 compares to 24.7% in 2004.

BLOUNT INTERNATIONAL, INC.

Industrial and Power Equipment Segment. Sales for the Industrial and Power Equipment segment increased $29.9 million, or 14%, in 2005 compared to 2004. Just over half of this growth, $15.5 million, is due to favorable selling price and mix, with the realization of price increases estimated at $12.5 million across all product lines, through a combination of list price increases and a reduction of cash discounts. The favorable effect of higher volume was $14.4 million, with the largest growth seen among tracked feller bunchers. We also experienced strong growth in sales of loaders, partially due to the amount of felled timber from this year's hurricanes, and increases among forwarders and harvesters. These increases are somewhat offset by a decrease in sales of our four-wheel feller bunchers used for drive-to-tree harvesting. This decrease in drive-to-tree feller bunchers is attributed to dealer inventory corrections and a slight decline in our market share.

This increase in sales was distributed geographically across domestic and international markets, with the international sales increasing by $12.9 million, or 55%, over the previous year. The increase in international sales included a sizable increase in Canada, part of our traditional North American market; however, growth of international sales outside of Canada also increased by $4.8 million, or 102%, over the previous year, largely through increases in Australia, Brazil and Russia. Order backlog decreased to $45.0 million at December 31, 2005 from $63.7 million at December 31, 2004, due in part to improvements in production bottlenecks that had adversely affected our product deliveries in the prior period. This segment is a cyclical, capital goods business whose results are closely linked to the performance of the forestry industry in general, particularly in our largest market, the Southeastern U.S. During 2005, the growth rate for the North American markets we compete in, measured in units sold, was flat compared to 2004 for most of our products. Sales of our gear and bearing products grew $4.0 million, or 18%, during the year and contributed to these results with improved price realization and increased unit volume.

Segment contribution to operating income increased $6.6 million, or 31%, in 2005 compared to 2004. Gross profit increased by approximately $5.8 million, and reductions in SG&A expense contributed an additional $0.8 million to the year over year improvement. The positive effect on gross profit from higher volume was limited to $0.8 million, due to a shift in product mix away from segment manufactured products towards Caterpillar manufactured products for which we receive a lower margin on sale. Cost increases included normal increases in wages and benefits, but also higher steel prices with an adverse effect estimated at $5.4 million when compared to last year's average steel prices. This shift in mix and cost increases have been largely offset by realization of price increases implemented early in the year and decreases in SG&A spending. SG&A decreases included a $0.8 million decrease in benefits, of which $0.6 million represented lower workers' compensation expense, and a $0.4 million decrease in depreciation. These decreases are partially offset by increases in engineering-related expense toward compliance with new Tier III engine requirements for our heavy equipment. This compliance-related expense is expected to continue into 2006. The operating margin of 11.2% in 2005 compares to 9.7% in 2004.

Lawnmower Segment. Sales for the Lawnmower segment increased $4.7 million, or 9%, in 2005 compared to 2004. The growth resulted from increases in prices and a stronger product mix that provided $3.0 million of additional sales, and a 6% increase in unit volume that provided $1.7 million of incremental sales. The mix included a higher concentration of commercial mowers and a shift in our residential products away from plastic bodies toward heavier all steel body models. These new models were well received in the market and helped us realize higher average selling prices in a difficult year for U.S. lawnmower manufacturers. Geographically, growth in international sales led the way and provided an increase of $3.1 million, or 85%, over 2004 results. Growth in sales to U.S. distributors, 40% higher than in 2004, also contributed in a year that continued the transition away from a direct dealer sales effort in certain geographical markets, which began in 2004, towards greater reliance on distributors. Sales to direct dealers were down 11% from last year. Order backlog at December 31, 2005 was $9.1 million, comparable to the December 31, 2004 order backlog of $9.2 million.

Segment contribution to operating income increased $0.2 million, or 5%, in 2005 compared to 2004. This increase reflected a decrease in gross profit offset by a decrease in SG&A expense. As expected, the shift towards distributors from dealers resulted in a reduction in both gross margin and SG&A expense. Distributors receive a higher product discount but require fewer territory managers to support compared with direct dealers. Additional unit volume provided a favorable effect of $0.1 million, but this was offset by $0.6 million, net, from higher product costs, shift in model mix and price increases. Compensation expense in SG&A decreased by $0.4 million year over year, and advertising expense was also reduced $0.1 million compared to 2004. The operating margin of 5.7% in 2005 compares to 6.0% in 2004.

Corporate Expense. Corporate expense increased $1.2 million, or 8%, in 2005 compared to 2004. This increase includes $2.9 million of additional professional services related to Sarbanes-Oxley compliance requirements. Salaries and benefits increased $1.6 million. In addition to normal increases in salaries and benefits, the increase also reflects the addition of certain professional positions to

BLOUNT INTERNATIONAL, INC.

meet regulatory and compliance requirements, including Sarbanes-Oxley compliance. These increases were partially offset by a decrease of $0.9 million for legal expenses and a $1.4 million decrease for performance-related compensation expenses. Higher costs to comply with Sarbanes-Oxley requirements are expected to continue for the foreseeable future, although at a level lower than the 2005 implementation year costs. Stock-based compensation expense is expected to increase sharply in 2006 to between $3.0 million and $4.0 million, with the implementation of new stock option expensing requirements. Future levels of stock-based compensation expense will depend on many factors, including the quantity, type and vesting schedule of future grants made, the price of our stock, the volatility of our stock and risk free interest rates.

Year ended December 31, 2004 compared to year ended December 31, 2003

On a consolidated basis, we experienced strong year over year growth in sales and operating income. In the second half of 2004 we also took several actions aimed at improving our capital structure, future profitability and our ability to more quickly reduce debt. Our 2004 net income reflected the strong business growth, charges related to refinancing activities and a significantly reduced tax provision. The 2003 tax provision reflected the establishment of a valuation allowance against all of our U.S. deferred tax assets. The table below provides a summary of results and primary factors contributing to the year over year change (in millions).

	2004	2003	Increase	Contributing Factor
Net sales	$692.6	$559.1	$133.5
				114.6	Volume
				11.5	Price and mix
				7.4	Foreign currency translation
Operating income	$114.3	$83.8	$30.5
				39.1	Volume
				(9.9)	Price, costs, mix, and expense
				1.3	Foreign currency translation
Net income (loss)	$6.3	$(30.1)	$36.4
				30.5	Increase in operating income
				6.4	Decrease in net interest expense
				(36.3)	Increase in other expense
				35.7	Decrease in income taxes
Diluted EPS	$0.16	$(0.98)	$1.14

Our sales in 2004 increased by $133.5 million, or 24%, from 2003. In addition to an improved economic climate, our sales increased during 2004 for the following reasons:

■  An increase in sales volume within the Outdoor Products segment, which yielded $55.9 million, or 16%, in additional sales in 2004. This increase is attributable to several factors, including:

0  The relative weakness of the U.S. dollar provided a more competitive selling price for our products. The segment's international sales increased by 20%, or $43.0 million, in 2004.

0  The effects of natural disasters had an unusually large impact on demand for our products in the U.S. replacement market, and also contributed to the international sales growth.

0  The sale of new chainsaws by OEMs increased by a faster rate than normal. Contributing factors included lower price points for consumers through growing mass merchant distribution, higher oil costs resulting in increased use of wood as heating fuel and the increase in natural disasters within the U.S. and elsewhere in the world.

■  The impact of a weaker U.S. dollar resulted in increased sales of $7.4 million due to the effects of foreign currency translation.

■  Expansion of the Timberking line of timber harvesting equipment in conjunction with the 2003 marketing, trademark licensing and supply agreements with Caterpillar generated $31.7 million in incremental sales.

■  An increase in the number of Blount-branded timber harvesting equipment units resulted in a $10.3 million increase in sales, as the U.S. forestry market continued to improve from a cyclical downturn that began in 1999 and ended in 2002.

■  Higher average selling prices in our timber harvesting equipment business added $8.3 million. This was primarily due to increases in net prices, including a reduction of competitive discounts.

■  The introduction of new Dixon lawnmower products featuring all-steel bodies helped to increase Lawnmower segment sales by $14.0 million, or 39%.

BLOUNT INTERNATIONAL, INC.

Operating income increased by $30.5 million, or 36%, from 2003 to 2004. The improvement is primarily due to a year-over-year gross profit increase of $43.5 million, or 23%, partially offset by a $13.0 million, or 12%, increase in selling, general and administrative expense ("SG&A"). The year over year change in gross profit is presented in the following table (in millions):

2003 Gross Profit	$189.7
Increase (Decrease)
Sales Volume	39.1
Selling Price and Mix	11.6
Foreign Exchange Translation	3.8
Product Cost and Mix	(11.0)
2004 Gross Profit	$233.2

The increase in volume included $24.3 million for Outdoor Products, $10.9 million for IPEG and $3.9 million for Lawnmowers. Gross profit from sales of our timber harvesting equipment increased by $8.3 million due to an increase in selling prices, driven by an increase in market demand and reduced competitive discounting. The net foreign exchange benefit was $3.8 million, representing the favorable effect of the weaker U.S. dollar on sales, partially offset by the impact on manufacturing costs of a stronger Canadian dollar. Changes in product mix and increases in product cost inputs added $11.0 million, or 3.0%, to our cost of sales as higher raw material costs, employee wage increases and benefit costs were partially offset by productivity gains in our manufacturing plants. The year over year effect of higher steel prices on product costs is estimated at $16.3 million, offset partially by net selling price increases, which include the reduction in competitive discounting estimated at $8.8 million. We instituted an average 3% wage increase during 2004.

SG&A increased $13.0 million, or 12%, even as worldwide headcount included in our SG&A expense decreased slightly, by almost 1%. SG&A expense as a percent of sales decreased to 17.2% in 2004 compared to 18.9% in 2003, demonstrating improved leverage on existing selling and administrative capacity. The increase in total expense includes higher compensation expense, which increased by $3.3 million, half of which is due to the 3% increase in base compensation and the balance of which is due to increased performance-based compensation and stock compensation expense. International operating expenses increased $2.5 million compared to the prior year due to the weaker U.S. dollar. Increases in professional services to ensure compliance with the Sarbanes-Oxley Act and for legal expenses, were $2.3 million. The Outdoor Products segment incurred SG&A increases from 2003 associated with the new enterprise resource planning system, which was activated in the fourth quarter of 2003, of $4.2 million, due to higher depreciation, increased costs for outside service providers and an increase in headcount. Advertising expense increased from 2003 by $1.3 million as the Company increased its brand awareness programs. These increases were offset partially by a $0.3 million decrease in insurance expense.

Net income for 2004 was $6.3 million, or $0.16 per diluted share, compared to a net loss of $30.1 million, or $0.98 per diluted share, in 2003. The changes in net income are due primarily to the following:

■  An increase in operating income of $30.5 million, primarily from growth in sales volume.

■  A decrease in net interest expense of $6.4 million, largely due to decreases in average outstanding debt balances and average borrowing costs associated with changes in our capital structure.

■  An increase in other expense of $36.3 million, which includes a $42.8 million charge taken in the third quarter of 2004 associated with our August refinancing transactions.

■  A decrease of $35.7 million in provision for income taxes, due primarily to a $39.7 million charge taken in the third quarter of 2003 to establish a valuation allowance on the Company's deferred tax assets.

Net interest expense was $59.0 million in 2004 compared to $65.4 million in 2003. The decrease includes an $8.5 million decrease in interest expense due to a combination of lower average debt outstanding and lower interest rates, partially offset by additional non-recurring 2004 interest expense of $4.2 million for interest incurred during the 30 day notice period involving the redemption of public debt.

Interest income of $2.3 million for 2004 includes $1.4 million related to an income tax refund received in the fourth quarter of 2004. Interest income for 2003 of $4.4 million includes an accrual of $3.6 million related to the income tax refund.

Other expense of $39.9 in 2004 compares to $3.6 million in 2003. Included in these amounts are the following significant items:

■  A $42.8 million charge in 2004 associated with refinancing transactions implemented in August. This amount was composed of $27.1 million for prepayment premiums, a $10.3 million write-off of deferred financing costs related to the early extinguishment of debt, $5.3 million as a write-off of unamortized discount relating to the extinguished debt and $0.1 million in miscellaneous fees related to the transactions. For the year 2003, other expense included $2.8 million in debt extinguishment costs incurred in the second quarter.

■  In the fourth quarter of 2004 we realized income of $3.9 million related to a legal settlement for one of our segments.

BLOUNT INTERNATIONAL, INC.

Our effective income tax rate was 59.3% in 2004 compared to 303.3% in 2003. This significant decrease was primarily due to the recognition of a deferred tax asset valuation allowance of $39.7 million during the third quarter of 2003. We determined at that time that it was more likely than not that all of our U.S. deferred tax assets would not be realized.

Segment Results. The following table reflects segment sales and operating income for 2004 and 2003:

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2004 as % of 2003
Sales:
Outdoor Products	$422,929	$358,810	118%
Industrial and Power Equipment	221,028	165,044	134%
Lawnmower	49,689	35,674	139%
Inter-Segment Elimination	(1,001)	(424)	236%
Total sales	$692,645	$559,104	124%
Operating income (loss)
Outdoor Products	$104,422	$86,243	121%
Industrial and Power Equipment	21,456	11,704	183%
Lawnmower	2,957	(1,214)	N/A
Inter-Segment Elimination	(3)	13	N/A
Contribution from segments	128,832	96,746	133%
Corporate expense	(14,558)	(12,973)	112%
Operating income	$114,274	$83,773	136%

The principal reasons for these results and the status of our financial condition are set forth below.

Outdoor Products Segment. Sales for the Outdoor Products segment increased $64.1 million, or 18%, in 2004 compared to 2003. The increase in sales occurred across all product lines but was particularly strong for chainsaw parts and accessories and the products related to concrete cutting. The continued weakening of the U.S. dollar during 2004 provided a better competitive selling price and demand surged, in part due to an increase in severe weather events. This increase included $55.9 million due to volume alone. Foreign currency translation provided an additional $7.4 million. Geographically, most major markets experienced improved demand, with international sales increasing by 20% from 2003 to $257 million. From a channel standpoint, sales to OEMs and replacement sales grew by 29% and 14%, respectively. The higher growth rate in sales to OEMs relates to industry growth in sales of chainsaws by chainsaw manufacturers due to improvement in general economic conditions, reduced price points from sales by mass merchants, the increase in natural disasters and higher oil costs, which result in more woodcutting for use as fuel.

The segment's contribution to operating income increased by $18.2 million, or 21%, in 2004 due to a $28.2 million, or 19%, increase in gross profit, partially offset by a $10.0 million, or 16%, increase in SG&A expenses. The improvement in gross profit reflects higher sales volume amounting to $24.3 million and the net favorable impact of foreign currency of $3.8 million. Included in the sales volume impact are the favorable effects of increasing the utilization of the segment's manufacturing facilities to 112% (based upon a five day, three shift work week), which resulted in additional manufacturing cost leverage. The net translation impact of currency is primarily from a stronger euro, partially offset by the effect of a stronger Canadian dollar on our Canadian manufacturing plant. SG&A costs increased due to the effects of currency translation on the international operations amounting to $2.5 million, an increase of $1.0 million for advertising targeted toward brand awareness programs, and higher costs of $4.2 million related to a new enterprise resource planning system that was activated in the fourth quarter of 2003. These higher system costs include higher depreciation, increased costs for outside service providers and an increase in headcount. SG&A expense as a percent of sales decreased to 16.8% in 2004 compared to 17.0% in 2003.

Industrial and Power Equipment Segment. Sales for the Industrial and Power Equipment segment increased $56.0 million, or 34%, in 2004 compared to 2003. Improvement in demand for our products yielded a 33%, or $50.3 million, increase in timber harvesting equipment sales. Increased volume accounted for $42.0 million of the increase, with the effects of higher average net selling prices and product mix adding an additional $8.3 million. Included in the increased volume was $31.7 million of incremental sales related to our joint marketing agreement with Caterpillar. This segment is a cyclical, capital goods

BLOUNT INTERNATIONAL, INC.

business whose results are closely linked to the performance of the forestry industry in general, particularly in our most important market (the Southeastern U.S.). During 2004, industry conditions in North America continued to improve, with increases in pulp and lumber pricing, continued strong housing construction and a decline in imports of wood products due to the weakening of the U.S. dollar. Furthermore, sales of mobile equipment rotational systems increased by 38%, or $6.2 million, reflecting improved demand in this business as well.

The segment's contribution to operating income increased by $9.8 million, or 83%, in 2004 compared to 2003 largely due to the increase in sales volume. Gross profit increased $11.6 million, or 34%, as increased sales volume contributed $10.9 million. Gross profit as a percent of sales held even at 20.6%. Operating leverage achieved through an increase in capacity utilization to 67% in 2004 compared to 48% in 2003, was countered by downward pressure in unit margins due primarily to product mix. Steel costs increased by an estimated $7.5 million, or 5.7%, compared to 2003. This increase in steel costs was partially offset by increases in net selling prices and mix of products sold. SG&A costs increased by $1.8 million, or 8%, primarily due to incremental marketing costs targeted toward growth of international sales.

Lawnmower Segment. Sales for the Lawnmower segment increased by $14.0 million, or 39%, in 2004 compared to 2003. The increase in sales reflected a 40% increase in unit volume, accounting for $12.2 million of the 2004 increase. During the 2004 model year, which began late in 2003, we introduced a new series of products under the RAM name. This model was the segment's first all-steel body residential mower and was targeted for the growing high-end residential and low-end commercial zero turn riding mower market segments. In 2004, Dixon continued with this focus, introducing additional all-steel models for the 2005 model year. The successful introduction of these product improvements has resulted in a 7% increase in average unit selling prices, even with the effect of our shift in marketing strategy towards distributors, where average prices are lower than through the dealer channel.

Lawnmower segment contribution to operating income was $3.0 million in 2004, compared to a loss of $1.2 million in 2003. This improvement was primarily due to the $3.9 million increase in gross profit generated by the increase in unit sales. The segment's manufacturing plant operated at approximately 66% of capacity in 2004 compared to 49% in 2003, helping offset other upward pressures in average production costs. The combination of product cost and mix added an estimated $2.0 million to cost of sales from the prior year. Included are $1.0 million attributed to increases in steel prices, with the balance due to product mix and other operating cost increases.

Corporate Expense. Corporate expenses for 2004 increased to $14.6 million from $12.9 million in 2003. The $1.6 million, or 12%, increase includes an increase of $0.6 million for additional expense related to internal audit and Sarbanes-Oxley compliance requirements, $1.0 million for legal expenses and $1.0 million for additional performance related compensation, partially offset by reductions in other areas, including insurance.

Financial Condition, Liquidity and Capital Resources

Since our 1999 merger and recapitalization transactions (see Note 1 of Notes to Consolidated Financial Statements), we have carried significant amounts of debt. In the last three years we have initiated several actions to reduce our debt and related interest expense. In 2003 we entered into a new senior credit facility to replace a previous credit facility. In 2004 we executed a series of transactions, resulting in a reduction of debt and the average interest rates on that debt as well as an increase in outstanding common stock. In 2005 we made significant voluntary prepayments of principal to further reduce our debt.

On August 9, 2004, we executed a series of significant refinancing transactions. These transactions, referred to as the "2004 Refinancing Transactions", included:

■  The issuance of 13,800,000 shares of common stock, which generated net proceeds to the Company of $127.2 million;

■  The issuance of new 8 7/8% senior subordinated notes due in 2012, which generated net proceeds to the Company of $167.1 million; and

■  The amendment and restatement of our existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

The amendment and restatement of our senior credit facilities included, among other things, a reduction in interest rates, revisions to financial covenant ratios, the addition of maximum leverage ratios and revision of certain repayment terms. The amended and restated credit facilities consisted of a revolving credit facility of up to $100.0 million and term loans that included a $4.9 million Canadian term loan facility, a $265.0 million term B loan facility and a $50.0 million Second Collateral Institutional Loan ("SCIL") facility.

We used the net proceeds of the 2004 Refinancing Transactions as follows:

■  The redemption of our 7% senior notes with $150.0 million principal outstanding;

■  The redemption of our 13% senior subordinated notes with $323.2 million principal outstanding;

■  The repayment of our 12% convertible preferred equivalent security principal and accrued interest in the aggregate amount of $29.6 million; and

■  The payment of related premiums of $27.1 million.

BLOUNT INTERNATIONAL, INC.

On December 1, 2004, we again amended our senior credit facilities to provide, among other things, for the repayment and elimination of the $50.0 million SCIL established in August 2004 with the proceeds from a loan made possible by an increase in the term B loan limit, an adjustment to certain financial covenants and a lower borrowing rate.

Interest and principal payment obligations have been reduced as a result of these changes to our capital structure and we are now benefiting from lower interest expense. Interest expense has been reduced primarily from a reduction in our average borrowing rate and by the reduction in the principal amount of long term debt. The effects of these reductions are partially offset by an increase in interest rates on our variable rate debt, and during 2005, using a three month LIBOR rate as a benchmark, our variable interest rates increased by a net amount of 1.72 percentage points. This increase in our variable interest rate includes increases in the three month LIBOR rates during the year but is also partially offset by a 0.25% reduction under the terms of our senior credit agreement that occurred in June of this year when our credit rating was upgraded by a rating agency. Our annual interest expense may continue to vary in the future because the senior credit facility interest rates are variable. Our weighted average interest rate on all debt has increased from 6.42% as of December 31, 2004 to 7.63% as of December 31, 2005. Cash interest paid in 2005 was $31.3 million compared to $62.2 million in 2004, excluding net cash interest paid to redeem public debt. Cash interest paid in 2003 was $63.9 million.

Total debt at December 31, 2005 was $407.7 million compared with total debt at December 31, 2004 of $494.2 million, a decrease of $86.5 million. Outstanding debt as of December 31, 2005 consisted of term loans of $232.7 million and 8 7/8% senior subordinated notes of $175.0 million.

Our debt continues to be significant, and future debt service payments continue to represent substantial obligations. This degree of leverage may adversely affect our operations and could have important consequences. See Item 1A, Risk Factors, "Substantial Leverage" for further discussion.

In 2005, we made $83.0 million of voluntary prepayments of principal on our term loans. These principal prepayments will further reduce our future interest expense, and we intend to make additional voluntary prepayments of principal on our term loans during 2006. Once repaid, term loan principal cannot be re-borrowed under the terms of our senior credit facilities.

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations. Interest on our debt is payable in arrears according to varying interest rates and periods. We expect our remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that these resources will be sufficient to meet our needs. We may also consider other options available to us in connection with future liquidity needs.

Under the senior credit agreement, the amount available to be drawn on our $100.0 million revolving credit facility could be restricted by our leverage ratio and first lien credit facilities leverage ratio. Availability is further reduced for any outstanding letters of credit issued under the facility. At December 31, 2005 and 2004, the Company had no amount drawn down on this facility and had borrowing availability of $94.1 million and $92.2 million, respectively.

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee the obligations of Blount, Inc. under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.'s capital stock held by Blount International, Inc. and pledges of all of the stock of domestic subsidiaries held by Blount, Inc. In addition, Blount, Inc., together with a domestic subsidiary in certain cases where applicable, has pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

Our senior credit facilities are subject to certain reporting and financial covenant compliance requirements. We were in compliance with all debt covenants as of December 31, 2005. Non-compliance with these covenants could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets. Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating, although a decrease in our credit rating can result in increases to our borrowing rate. The senior credit facility agreements also restrict our ability to pay dividends.

The revolving credit facility expires on August 9, 2009 and the term B and Canadian term loan facilities expire on August 9, 2010. The 8 7/8% senior subordinated notes are due in full on August 1, 2012. Required principal payments are adjusted after each voluntary prepayment of principal we make on the term loans. As of December 31, 2005, the term B loan facility requires quarterly payments of $0.6 million, with a final payment of $217.1 million due on the maturity date. As of December 31, 2005, the Canadian term loan facility requires quarterly payments of $12 thousand, with a final payment of $4.4 million due on the maturity date.

BLOUNT INTERNATIONAL, INC.

As a result of the 2004 Refinancing Transactions, the Company has one registered debt security, the 8 7/8% senior subordinated notes. These notes are issued by Blount, Inc., are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes.

Cash and cash equivalents at December 31, 2005 were $12.9 million compared to $48.6 million at December 31, 2004. The $35.7 million decrease during 2005 compares to an increase of $13.4 million in 2004 and an increase of $8.8 million in 2003.

Cash provided by operating activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Net income (loss)	$106,615	$6,269	$(30,050)
Non-cash items	(13,169)	71,957	68,445
Subtotal	93,446	78,226	38,395
Changes in assets and liabilities, net	(28,334)	(2,432)	17,510
Cash provided by operating activities	$65,112	$75,794	$55,905

Non-cash items consist of expense for the early extinguishment of debt, depreciation of property, plant and equipment, amortization and other non-cash charges, deferred income taxes and (gain) loss on disposal of property, plant and equipment. Changes in assets and liabilities, net consists of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2005 cash provided by operating activities of $65.1 million reflected the following significant factors:

■  Net income of $106.6 million included a non-cash deferred tax benefit of $35.3 million.

■  Early extinguishment of debt resulted in the non-cash write-off of $3.0 million in previously deferred financing costs.

■  Depreciation, amortization and other non-cash charges totaled $19.5 million.

■  Changes in assets and liabilities, net used $28.3 million of net cash to support business growth, including the following items:

0  The effect of increased sales activity resulted in additional accounts receivable of $18.6 million and additional inventories of $4.2 million. The increase in receivables is partially due to an increase in sales, and partially due to a delay in collections from certain of our larger OEM customers. These OEM amounts have largely been collected in the first two months of 2006.

0  A combined increase for accounts payable and accrued expenses of $7.3 million reflecting business growth.

2004 cash provided by operating activities of $75.8 million reflected the following significant factors:

■  Net income of $6.3 million included a non-cash charge of $47.0 million related to the early extinguishment of debt in conjunction with our 2004 Refinancing Transactions.

■  Depreciation, amortization and other non-cash charges totaled $22.5 million.

■  Changes in assets and liabilities, net used $2.4 million of net cash, including the following items:

0  Collection of $25.2 million for a refund of income taxes and related interest that was included in other current assets. Excluding this income tax refund and related interest, changes in assets and liabilities, net would have used $27.6 million in net cash in 2004 to support business growth.

0  The effect of increased sales activity resulted in additional accounts receivable of $10.5 million and additional inventories of $13.4 million.

2003 cash provided by operating activities of $55.9 million reflected the following significant factors:

■  Net loss of $30.1 million included a non-cash deferred tax charge of $43.1 million.

■  Early extinguishment of debt resulted in the non-cash write-off of $2.8 million in previously deferred financing costs.

■  Depreciation, amortization and other non-cash charges totaled $21.8 million.

■  Changes in assets and liabilities, net provided $17.5 million of net cash, including the following items:

0  The effect of business growth on accounts receivable and inventories, which increased by $6.0 million and $2.9 million, respectively, was offset by increases in accounts payable and accrued expenses by $4.2 million each.

0  An increase in other current assets due to the recording of income taxes receivable and related interest income of $25.2 million, largely offset by the receipt of $25.0 million held in escrow related to the 2001 sale of a business unit.

0  An increase in other liabilities of $13.3 million, including a $12.7 million reclassification of a long term tax liability.

BLOUNT INTERNATIONAL, INC.

The allowance for doubtful accounts was $2.2 million at December 31, 2005 and $2.4 million at December 31, 2004. Most of the growth in receivables from December 31, 2004 to December 31, 2005 was in the current aging categories.

We maintain defined benefit pension plans for substantially all employees and retirees in the U.S. and Canada. In addition, we maintain post-retirement medical and other benefit plans covering most of our employees and retirees in the U.S. Accounting effects and funding requirements for these plans are subject to actuarial estimates, actual plan experience and the assumptions we make regarding future trends and expectations. See additional discussion of these key assumptions and estimates under "Critical Accounting Policies and Estimates" below. Total expense recognized for these pension and other post-retirement plans was $12.8 million, $12.3 million and $12.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash contributions for all funded post-retirement benefit plans were $10.1 million for 2005, $14.5 million for 2004 and $5.6 million for 2003. Funding requirements for post-retirement benefit plans fluctuate significantly from year to year. See further discussion following under "Critical Accounting Policies and Estimates." We did not make any contributions to our other post-retirement benefit plans during this three year period; however, cash usage for these other benefits and related plan expenses paid was $3.4 million in 2005, $3.2 million in 2004 and $4.0 million in 2003. The Company intends to make contributions to our funded pension plans in 2006 of between approximately $18 million to $27 million. At December 31, 2005 our defined benefit pension plans had $57.5 million of unrecognized actuarial losses, compared to $45.8 million the year before. These cumulative unrecognized losses will generally have the effect of increasing future cash contributions and recognized expense.

The American Jobs Creation Act of 2004 (the "Act"), signed into law October 22, 2004, includes a one-time election to deduct 85% of certain foreign earnings that are repatriated, as defined in the Act. Any repatriation of foreign earnings was required to be completed by December 31, 2005. During the fourth quarter of 2005 we repatriated $24.9 million of our undistributed earnings of foreign subsidiaries. Management's intention is to reinvest remaining undistributed foreign earnings indefinitely.

Net cash income tax payments were $14.3 million in 2005 compared to net payments of $9.3 million and $9.0 million in 2004 and 2003, respectively, excluding a $21.6 million multi-year refund received in the fourth quarter of 2004. Income taxes during these years have been primarily the result of our foreign tax liability, with a portion also for state and local taxes. In addition, incremental cash taxes on the repatriation of foreign earnings of $1.4 million were paid in 2005. The increase in payments made in 2005 compared to 2004 reflects increased foreign taxable income. In the current year, domestic profits have been offset by our domestic net operating loss carryforwards, and we expect to continue offsetting domestic profits during most of 2006. While we do not expect to have significant federal cash tax payments in 2006, we do foresee the utilization of our accumulated federal net operating loss carryforwards, which will likely result in the Company becoming a cash federal taxpayer by the end of 2006 or early 2007.

As of December 31, 2005, the Company had domestic net operating loss carryforwards of $51.8 million and state net operating loss carryforwards of $85.2 million that expire at various dates from 2006 through 2024. Additionally, the Company has a domestic capital loss carryforward of $0.5 million that expires in 2007 and a foreign tax credit carryforward of $1.4 million that expires in 2010. The Company also has state and federal research and other tax credit carryforwards of $2.4 million that expire at various dates from 2007 through 2025.

Net cash used for investing activities was $18.9 million in 2005, compared to $21.5 million in 2004 and $17.1 million in 2003. Purchases of property, plant and equipment were $19.9 million, $21.7 million and $16.5 million, respectively, for 2005, 2004 and 2003. In 2005 a significant amount of this investment went toward increasing manufacturing capacity in our Outdoor Products segment, including $3.7 million spent on our new facility in China and $2.5 million spent in Brazil. For these two locations, these 2005 investments are in addition to 2004 capital expenditures of $3.7 million and $1.9 million, respectively, directed towards increasing manufacturing capacity. In 2006, we expect to utilize approximately $25.0 million in available cash for capital expenditures, much of it directed toward further increasing our manufacturing capacity in the Outdoor Products segment. Other capital expenditures were primarily for ongoing productivity and cost improvements in our manufacturing processes and routine replacement of machinery and equipment, including tooling that is consumed in the production process. Capital expenditures for 2003 included expenditures of $10.9 million toward a new ERP system for our Outdoor Products segment.

Cash used in financing activities in 2005 was $81.8 million, compared to $40.9 million in 2004 and $30.1 million in 2003. The 2005 activity included the following:

■  Debt reduction of $86.5 million, including $83.0 million of voluntary prepayments of principal and $3.5 million of scheduled and required payments on our term loans.

■  Payment of previously recorded debt issuance costs of $2.6 million, and previously recorded stock issuance

BLOUNT INTERNATIONAL, INC.

costs of $1.4 million, related to the 2004 Refinancing Transactions;

■  Proceeds from the issuance of stock and related purchase of treasury stock, each at $6.1 million; and

■  Proceeds from exercise of stock options and warrants of $8.7 million.

In June 2005, the Company and certain of our stockholders sold 7.5 million shares of our common stock in a public offering. We retained cumulative net proceeds of $10 thousand for the following transactions:

■  Lehman Brothers sold 7,117,620 shares of our common stock. We did not receive any proceeds from this sale;

■  We issued 382,380 shares of common stock and received net proceeds of $6.1 million;

■  We purchased 382,380 shares of common stock from certain stockholders for $6.1 million. These shares are held as treasury stock and we have accounted for this treasury stock as constructively retired in the consolidated financial statements; and

■  Lehman Brothers exercised warrants for 1,000,000 shares of common stock at $0.01 a share with net proceeds of $10 thousand received by the Company. Lehman Brothers retained ownership of these shares and, as of December 31, 2005 held approximately 8.9 million shares, or 19%, of our outstanding common stock.

2004 activity included the following (see also preceding discussion regarding the 2004 Financing Transactions):

■  Issuance of $435.5 million of new debt.

■  Debt reduction of $559.5 million that included: extinguishment of $526.4 million of debt, scheduled principal payments of $5.2 million, an excess cash flow payment of $2.4 million and an additional voluntary reduction of $25.5 million.

■  Debt issuance costs of $16.0 million.

■  Cash fees, premiums and expenses related to the debt extinguishment of $31.2 million.

■  Gross proceeds of $138.0 million from the issuance of 13.8 million shares of common stock at $10.00 per share. The Company also paid $9.4 million in fees and expenses associated with the issuance of these shares.

■  Stock options exercised provided additional capital of $1.7 million.

2003 activity included the following:

■  Issuance of $118.0 million of new term debt.

■  Extinguishment of $138.3 million of term debt.

■  Payment of issuance costs of $9.8 million.

We maintain arrangements with third party finance companies by which certain customers of our Industrial and Power Equipment and Lawnmower segments may finance the purchase of our products. As part of these arrangements, we may be required to repurchase certain equipment from the third party financing companies, or reimburse them for any financial loss incurred, should a customer default on payment. As of December 31, 2005, the maximum repurchase or reimbursement obligation was $2.8 million. These arrangements have not had a material effect on our operating results in the past. We do not expect to incur any material charges related to these agreements in future periods based on past experience and because any equipment repurchased would most likely be resold for approximately the same value.

As of December 31, 2005 our contractual obligations, including payments due by period, are as follows (in thousands):

(Amounts in thousands)	Total	2006	2007-2008	2009-2010	Thereafter
Debt obligations (1)	$407,723	$2,360	$4,720	$4,720	$395,923
Estimated interest payments (2)	197,814	31,810	68,202	66,739	31,063
Purchase commitments (3)	65	65
Operating lease obligations (4)	3,760	1,710	1,401	568	81
Defined benefit pension obligations (5)	21,116	18,160	2,956
Other post-retirement obligations (6)	19,678	2,572	3,092	2,430	11,584
Other long term liabilities (7)	475	25	250	200
Total contractual obligations	$650,631	$56,702	$80,621	$74,657	$438,651

(1) Scheduled minimum principal payments on debt. Additional voluntary prepayments may also be made from time to time.

(2) Estimated future interest payments based on existing debt balances, timing of scheduled minimum principal payments, and estimated variable interest rates.

(3) Does not include amounts recorded as current liabilities on the balance sheet.

(4) See also Note 9 to Consolidated Financial Statements.

(5) Represents current minimum funding requirements for defined benefit pension plans. Additional voluntary funding payments may also be made. Does not include estimated future funding requirements for defined benefit pension plans of approximately $13.2 million in 2007, $6.7 million in 2008 and $7.0 million per year thereafter. Actual funding requirements may vary significantly from these estimates based on actual return on assets, changes in assumptions, plan modifications and actuarial gains and losses. See additional discussion of these key assumptions and estimates under "Critical Accounting Policies and Estimates" below.

(6) Represents estimated payments for various non-qualified retirement benefits. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See Note 8 to Consolidated Financial Statements for additional discussion.

(7) Advisory and consulting fees for certain current and former officers and directors of the Company.

BLOUNT INTERNATIONAL, INC.

We expect cash flow from operations and the amounts available under our revolving credit agreement will be sufficient to cover our cash flow needs over the next twelve months. Over the longer term, we expect to meet our financial and capital needs, including payment of debt obligations, through a combination of cash flow from operations, amounts available under existing credit facilities, the issuance of new debt, the sale of additional shares of stock and the establishment of new credit facilities. While there can be no assurance, management believes we will comply with all financial performance covenants during the next twelve months. Should we not comply with the covenants, additional significant actions will be required. These actions may include, among others, an attempt to renegotiate our debt facilities, sales of assets, restructuring and reductions in capital expenditures.

Off Balance Sheet Arrangements

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." We do not have any variable interest entities or off balance sheet arrangements as defined by this pronouncement.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations is based on the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity components, revenues and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review of customer payments against terms and a review of customers' financial statements and conditions through monitoring services. Based on these reviews, additional allowances may be required and are recorded in the appropriate period.

Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of our business units. We adjust for changes in demand by reducing or increasing production levels. We estimate the required inventory reserves for excess or obsolete inventory by assessing inventory turns and market selling prices on a product by product basis. We maintain such reserves until a product is sold or market conditions require a change in the reserves.

We perform an annual review for impairment of goodwill at the reporting unit level. We also perform an impairment analysis of goodwill whenever circumstances indicate that an impairment may have occurred. The impairment tests are performed by determining the fair values of the reporting units using a discounted projected cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows, which would create future impairments.

We offer certain warranties with the sale of our products. The warranty obligation is recorded at the point of revenue recognition as a charge to cost of goods sold and as a liability on the balance sheet, and is estimated based upon historic customer claims, supplier performance and new product reliability analysis. Should a change in trend occur in customer claims, an increase or decrease in the warranty liability may be necessary.

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

We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated trend in health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, as well as to the requirements of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, and No. 106, Employers'

BLOUNT INTERNATIONAL, INC.

Accounting for Post-Retirement Costs other than Pensions. Actual results could differ materially from these assumptions. The assumed rate of return on plan assets was 8.9% for 2005 and we anticipate the same rate to be utilized in 2006. We believe this rate is reasonable, given the asset composition and long-term historic trends. We lowered our discount rate assumption to 5.7% to determine our plan liabilities at December 31, 2005, from 5.8% in the previous year, due to the market declines in benchmark interest rates. We assumed that health care costs in 2006 would increase by 9% and future increases would decline by 1% per year until 5% is reached. Our annual post-retirement expenses can be impacted by changes in these assumptions. A 1% change in the return on assets would change annual pension expense by $1.2 million. A 1% decrease in the discount rate as of December 31, 2005 would result in $3.6 million in increased pension expenses in 2006, and a 1% increase in the discount rate as of December 31, 2005 would decrease pension expense in 2006 by $3.0 million. A 1% increase in the health care cost trend assumption for 2006 and beyond would change annual post-retirement medical costs by approximately $0.6 million a year and a 1% decrease in the health care cost trend assumption for 2006 and beyond would change annual post-retirement medical costs by approximately $0.5 million a year.

In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2005 we have a deferred tax asset valuation allowance of $2.9 million.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations. We will adopt SFAS No. 151 effective January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS No. 123(R) and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The long-term impact of the adoption of SFAS No. 123(R) is not known at this time due to these factors as well as the unknown level of share-based activity to be granted in future years. We expect the adoption of SFAS No. 123(R) will result in the recognition of increased compensation expense in future periods, and we currently estimate the impact in 2006 to be between $3.0 million and $4.0 million. The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) effective January 1, 2006.

The pro forma effect on results of operations of expensing stock options using the Black-Scholes model is presented in Note 11. Under certain conditions, stock options granted by us are eligible for continued vesting upon the retirement of the employee. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period

BLOUNT INTERNATIONAL, INC.

stated in the grant. The pro forma disclosure in Note 11 currently reflects the expense of such options ratably over the stated vesting period. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for retirement within the vesting period. Had we been accounting for such stock options using the accelerated amortization schedule for those employees that became eligible for retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure of the effect of expensing stock options presented in Note 11 would be immaterial for all periods presented.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS No. 153 on July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position. We will adopt SFAS No. 154 effective January 1, 2006.

Related Party Transactions

In March 2005, we paid $3.2 million to Lehman Brothers, which previously controlled more than 50% of our outstanding common stock, for previously accrued advisory fees relating to the 2004 Refinancing Transactions. In May 2005, Lehman Brothers paid $0.3 million for previously accrued costs we incurred in conjunction with the secondary public offering that occurred in December 2004. In June 2005, as part of a secondary stock offering, we incurred $0.1 million in expenses which were reimbursed by Lehman Brothers in October 2005. In June 2005, Lehman Brothers paid us $10 thousand to exercise 1,000,000 previously issued warrants and received 1,000,000 shares of our common stock.

Forward Looking Statements

Forward looking statements in this report, including without limitation management's "outlook," "guidance," expectations," "beliefs," "plans," "indications," "estimates," "anticipations," and their variants, as defined by the Private Securities Litigation Reform Act of 1995, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. The specific areas involving certain estimates and assumptions are foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, and the anticipated level of applicable interest rates, tax rates, discount rates and rates of return. To the extent that these, or any other such assumptions are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes. See Interest Rate Risk and Commodity Price Risk below for discussion of our expectations regarding future use of interest rate and commodity price derivatives.

Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, we have,

BLOUNT INTERNATIONAL, INC.

on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 2005 and 2004, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical 10% increase in interest rates would decrease the fair value of our fixed rate long-term debt outstanding by $7.0 million. A hypothetical 10% increase in the interest rates on our variable rate long-term debt for the duration of one year would increase interest expense by approximately $1.5 million in 2006.

Foreign Currency Exchange Risk. Approximately 43% of the Outdoor Products segment's sales and 65% of its operating costs and expenses were transacted in foreign currencies in 2005. As a result, fluctuations in exchange rates impact the amount of the Outdoor Products segment's reported sales and operating income. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. During the past three years, we have not used derivatives to manage any foreign currency exchange risk and, at December 31, 2005, no foreign currency exchange derivatives were outstanding. The table below illustrates the estimated effect of a hypothetical immediate 10% change in major currencies (defined for us as the euro, Canadian dollar and Brazilian real):

	Effect of 10% Weaker U.S. Dollar
(Dollar amounts in thousands)	Sales	Cost of Sales	Operating Income
Euro	$4,547	$(1,116)	$3,121
Canadian Dollar	1,582	(4,885)	(3,675)
Brazilian Real	176	(694)	(732)

Commodity Price Risk. We secure raw materials through purchasing functions at each of our operating divisions. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not hedged against the price volatility of any raw materials within our operating segments by using any derivative instruments during 2005, 2004 or 2003.

Our largest sourced commodity is steel, purchases of which in the year ended December 31, 2005 amounted to approximately $83 million. A hypothetical immediate 10% change in the price of steel would have an estimated $8.3 million effect on pre-tax income in 2006. We utilize multiple suppliers to purchase steel. Raw material price volatility has not been significant in recent years, with the exception of steel pricing, which has risen sharply over the past few years. We estimate the impact of this increase resulted in our cost of purchased steel to be $12.3 million higher in 2005 than in 2004, and $16.3 million higher in 2004 than in 2003. Partially to offset this cost increase, some selling prices to our customers have been increased. We source many of our outdoor care products from Asia through brokers and we anticipate expanding this practice in our other divisions. For example, we believe that we can source both timber harvesting and lawnmower components at a lower cost from international locations. Historically, we have not incurred any issues of significance in sourcing internationally, in part due to the fact that there are multiple suppliers for the products we purchase.

BLOUNT INTERNATIONAL, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management of Blount International, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with generally accepted accounting principles. Reasonable judgments and estimates have been made where necessary. Other financial information in this report is consistent with these financial statements.

Our accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use of disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

Three directors of the Company, who are not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm, management and the internal auditors, the scope and the results of the annual audit, the effectiveness of our internal control over financial reporting, disclosure controls and precedures and other matters relating to financial reporting and the financial affairs of Blount International, Inc. as they deem appropriate. The independent registered public accounting firm and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

Management's Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited the consolidated financial statements has also audited management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report which appears herein.

JAMES S. OSTERMAN Chairman and Chief Executive Officer	CALVIN E. JENNESS Senior Vice President and Chief Financial Officer

BLOUNT INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.:

We have completed an integrated audit of Blount International, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(A)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Portland, Oregon
March 10, 2006

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2005	2004	2003
Sales	$756,627	$692,645	$559,104
Cost of sales	516,836	459,486	369,419
Gross profit	239,791	233,159	189,685
Selling, general and administrative expenses	118,890	118,885	105,912
Operating income	120,901	114,274	83,773
Interest income	624	2,278	4,383
Interest expense	(37,329)	(61,280)	(69,785)
Other expense, net	(919)	(39,855)	(3,592)
Income before income taxes	83,277	15,417	14,779
Provision (benefit) for income taxes	(23,338)	9,148	44,829
Net income (loss)	$106,615	$6,269	$(30,050)
Income (loss) per share:
Basic	$2.31	$0.17	$(0.98)
Diluted	$2.24	$0.16	$(0.98)
Weighted average shares used in calculation:
Basic	46,094	36,413	30,809
Diluted	47,535	38,474	30,809

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$12,937	$48,570
Accounts receivable, net of allowance for doubtful accounts of $2,239 and $2,371 respectively	93,593	74,975
Inventories	85,274	81,098
Deferred income taxes	28,551
Other current assets	6,250	4,693
Total current assets	226,605	209,336
Property, plant and equipment, net	101,538	97,929
Goodwill	76,891	76,891
Deferred financing costs	17,603	23,883
Deferred income taxes	12,233
Other assets	20,322	16,703
Total Assets	$455,192	$424,742
Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$2,360	$3,199
Accounts payable	41,973	39,309
Accrued expenses	69,692	68,842
Deferred income taxes	366
Total current liabilities	114,391	111,350
Long-term debt, exclusive of current maturities	405,363	491,012
Deferred income taxes	4,250	4,913
Employee benefits	65,853	62,248
Other liabilities	10,522	11,373
Total liabilities	600,379	680,896
Commitments and contingent liabilities
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,004,292 and 44,969,886 outstanding	470	450
Capital in excess of par value of stock	566,692	553,640
Accumulated deficit	(703,550)	(810,165)
Accumulated other comprehensive loss	(8,799)	(79)
Total stockholders' deficit	(145,187)	(256,154)
Total Liabilities and Stockholders' Deficit	$455,192	$424,742

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$106,615	$6,269	$(30,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Early extinguishment of debt	2,994	47,045	2,832
Depreciation of property, plant and equipment	15,959	15,337	13,432
Amortization and other non-cash charges	3,527	7,114	8,320
Deferred income tax provision (benefit)	(35,254)	2,079	43,117
(Gain) loss on disposal of property, plant and equipment	(395)	382	744
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(18,618)	(10,545)	(5,989)
(Increase) decrease in inventories	(4,176)	(13,403)	(2,868)
(Increase) decrease in other assets	(6,047)	25,282	4,633
Increase (decrease) in accounts payable	2,664	9,602	4,246
Increase (decrease) in accrued expenses	4,656	(8,691)	4,234
Increase (decrease) in other liabilities	(6,813)	(4,677)	13,254
Net cash provided by operating activities	65,112	75,794	55,905
Cash flows from investing activities:
Proceeds from (payments for) sale of property, plant and equipment	999	171	(547)
Purchases of property, plant and equipment	(19,946)	(21,710)	(16,530)
Net cash used in investing activities	(18,947)	(21,539)	(17,077)
Cash flows from financing activities:
Issuance of long-term debt		435,500	118,000
Reduction of long-term debt	(86,488)	(559,535)	(138,348)
Payment of issuance costs related to debt	(2,554)	(15,963)	(9,756)
Debt redemption costs		(31,195)	(60)
Payment of issuance costs related to stock	(1,425)	(9,368)
Proceeds from issuance of stock	6,123	138,000
Purchase of treasury stock	(6,123)
Proceeds from exercise of stock options and warrants	8,669	1,682	113
Net cash used in financing activities	(81,798)	(40,879)	(30,051)
Net increase (decrease) in cash and cash equivalents	(35,633)	13,376	8,777
Cash and cash equivalents at beginning of period	48,570	35,194	26,417
Cash and cash equivalents at end of period	$12,937	$48,570	$35,194

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000's)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2002	30,796	$308	$424,364	$(786,384)	$(7,159)	$(368,871)
Net loss				(30,050)		(30,050)
Other comprehensive income (loss):
Foreign currency translation adjustment					2,127	2,127
Unrealized gains					376	376
Minimum pension liability adjustment					2,440	2,440
Comprehensive loss, net						(25,107)
Exercise of stock options	32		113			113
Stock compensation expense			125			125
Balance December 31, 2003	30,828	308	424,602	(816,434)	(2,216)	(393,740)
Net income				6,269		6,269
Other comprehensive income (loss):
Foreign currency translation adjustment					1,303	1,303
Unrealized losses					(218)	(218)
Minimum pension liability adjustment					1,052	1,052
Comprehensive income, net						8,406
Issuance of common stock	13,800	138	127,069			127,207
Exercise of stock options	342	4	1,678			1,682
Stock compensation expense			291			291
Balance December 31, 2004	44,970	450	553,640	(810,165)	(79)	(256,154)
Net income				106,615		106,615
Other comprehensive income (loss):
Foreign currency translation adjustment					(2,609)	(2,609)
Unrealized losses					(70)	(70)
Minimum pension liability adjustment					(6,041)	(6,041)
Comprehensive income, net						97,895
Issuance of common stock	382	4	6,119			6,123
Purchase of treasury stock	(382)	(4)	(6,119)			(6,123)
Exercise of stock options	1,034	10	12,984			12,994
Exercise of stock warrants	1,000	10				10
Stock compensation expense			68			68
Balance December 31, 2005	47,004	$470	$566,692	$(703,550)	$(8,799)	$(145,187)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blount International, Inc. and Subsidiaries

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Headquartered in Portland, Oregon, Blount International, Inc. and its subsidiaries (the "Company") is a manufacturer of equipment, accessories and replacement parts to the global forestry, yard care and general contractor industries. The Company manufactures and markets branded products in focused end markets, serving professional loggers, construction workers, homeowners, equipment dealers and distributors and original equipment manufacturers ("OEMs"). The Company's products include cutting chain, guide bars, sprockets and accessories for chainsaws, concrete cutting equipment and accessories, lawnmower blades and accessories for outdoor care, timber harvesting equipment, industrial tractors and loaders, rotational bearings, swing drives and zero-turn riding lawnmowers. The Company maintains manufacturing facilities in the U.S., Canada, Brazil and The People's Republic of China.

Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

1999 Merger and Recapitalization. On August 19, 1999, Blount International, Inc., a Delaware corporation, merged with Red Dog Acquisition, Corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. ("Lehman Brothers"). Lehman Brothers and its affiliates controlled 85.2% of the 30.8 million shares outstanding following the merger and maintained a controlling ownership interest in the Company until December 2004. Following a public offering of the Company's stock by the Company in August 2004, and a secondary public offering of the Company's stock by Lehman Brothers in December 2004, Lehman Brothers and its affiliates owned 33.4% of the Company's outstanding common stock as of December 31, 2004. Following a secondary public offering of the Company's stock by Lehman Brothers in June 2005, Lehman Brothers and its affiliates owned approximately 19.0% of the Company's outstanding common stock as of December 31, 2005.

Basis of Presentation. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2005 and 2004, and the results of operations and cash flows for each of the three years ended December 31, 2005.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the components of equity, and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liabilities and related expenses, other legal proceedings, employee benefit plans, income taxes and deferred tax assets and liabilities, discontinued operations and contingencies. It is reasonably possible that actual results could differ materially from those estimates and assumptions and significant changes to estimates could occur in the near term.

Cash and Cash Equivalents. The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates to be cash equivalents.

Inventories. Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process and finished goods inventories by the first in, first out ("FIFO") or average cost methods. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment. These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements: 10 to 45 years; tools, dies, machinery and equipment: 3 to 10 years; furniture, fixtures and office equipment: 3 to 10 years; software: 3 to 5 years; and transportation equipment: 3 to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment under capital lease is capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to operations was $16.0 million, $15.3 million and $13.4 million in 2005, 2004 and 2003, respectively.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended December 31, 2005.

Goodwill. The Company accounts for goodwill under Statement of Financial Accounting Standards ("SFAS")

BLOUNT INTERNATIONAL, INC.

No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142") and no longer amortizes goodwill.

Under the provisions of SFAS No. 142, the Company performs an annual review for impairment at the reporting unit level. The Company also performs an impairment analysis whenever circumstances indicate that an impairment may have occurred. The impairment tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit's fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows that would create future impairments. No goodwill impairments have been recognized in 2005, 2004 or 2003.

Deferred Financing Costs. The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the interest method. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to other expense, and similarly adjusts the future amortization expense.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. No impairment charges for long-lived assets have been recognized in 2005, 2004 or 2003.

Insurance Accruals. It is the Company's policy to retain a portion of expected losses related to general and product liability, workers' compensation and vehicle liability losses through retentions or deductibles under its risk management and insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Warranty. The Company offers certain warranties with the sale of its products. An estimate of warranty costs is recognized at the time the related revenue is recognized and the warranty obligation is recorded as a charge to cost of sales and as a liability on the balance sheet. Warranty cost is estimated using historic customer claims, supplier performance and new product performance. Should a change in trend occur in customer claims or supplier and new product performance, an increase or decrease in the warranty liability may be necessary.

Product Liability. The Company monitors claims that relate to the alleged malfunction or defects of its products that may result in an injury to the equipment operator or others. The Company records an accrual and charge to cost of sales for its estimated obligation as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims is developed.

Income Taxes. In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The American Jobs Creation Act of 2004 includes a deduction of up to 9 percent (when fully phased-in) of "qualified production activities income," as defined in the new law and subject to certain limitations. The benefit of this new deduction, if any, will be accounted for as a special deduction when realized in accordance with FASB Staff Position No. 109-1.

Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the

BLOUNT INTERNATIONAL, INC.

resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity (deficit). Foreign exchange adjustments to pretax income were not material in 2005, 2004 and 2003.

Derivative Financial Instruments. The Company accounts for any derivative financial instruments in accordance with SFAS No. 133, as amended by SFAS 138 and SFAS 149, "Accounting for Derivative Instruments and Hedging Activities". This adoption has not had a material impact on the results of operations or financial position. As of December 31, 2005, the Company did not have any material derivative contracts outstanding.

Guarantees. Effective January 1, 2003, the Company's method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Under the provisions of FIN 45, at the time a guarantee is issued, the Company recognizes an initial liability for the fair value or market value of the obligation it assumes.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of ownership has passed, the price to the customer is fixed or determinable and collectibility is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company's sales transactions. There are an insignificant amount of shipments with FOB destination terms, for which revenue is not recognized until delivery has occurred.

Shipping and Handling Costs. The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are generally classified as gross revenues if billed and cost of goods sold if incurred by the Company in accordance with the Emerging Issues Task Force's Issue (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs".

Sales Incentives. The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product and advertising allowances. The estimated cost of such expenses is recorded at the time of revenue recognition and recorded as a reduction to revenue, with the exception that free product is recorded as cost of sales, in accordance with Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration Given by a Vendor to a Customer".

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising, which is accrued over the period the revenues are recognized, and sales materials, such as brochures and catalogs, which are accounted for as prepaid supplies and expensed over the period used. Advertising costs from continuing operations were $7.4 million, $8.8 million and $8.0 million for 2005, 2004 and 2003, respectively.

Research and Development. Expenditures for research and development are expensed as incurred, and include costs of direct labor, indirect labor, materials and outside services. These costs were $3.8 million, $2.9 million and $2.9 million for 2005, 2004, and 2003, respectively.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income (loss) or net stockholders' equity (deficit).

NOTE 2: INVENTORIES

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2005	2004
Raw materials and supplies	$29,254	$28,914
Work in progress	14,276	13,708
Finished Goods	41,744	38,476
Total inventories	$85,274	$81,098

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(Amounts in thousands)	2005	2004
Land	$5,781	$4,939
Buildings and improvements	68,941	65,411
Machinery and equipment	193,696	182,626
Furniture, fixtures and office equipment	34,768	31,264
Transportation equipment	920	967
Construction in progress	10,146	15,243
Accumulated depreciation	(212,714)	(202,521)
Total property, plant and equipment, net	$101,538	$97,929

BLOUNT INTERNATIONAL, INC.

NOTE 4: DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company's debt refinancing activities and are amortized over the term of the related debt instruments. Deferred financing costs, and the related amortization expense, are adjusted when any prepayments of principal are made to the related outstanding debt. During the year ended December 31, 2005, the following occurred:

(Amounts in thousands)
Balance at December 31, 2004	$23,883
Financing costs deferred	173
Write off during period due to prepayments of principal	(2,994)
Amortization during period	(3,459)
Balance at December 31, 2005	$17,603

Scheduled amortization for future years, assuming no further prepayments of principal, is as follows:

(Amounts in thousands)	Estimated Annual Amortization
2006	$3,161
2007	3,305
2008	3,460
2009	3,328
2010 and beyond	4,349
Total amortization	$17,603

NOTE 5: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(Amounts in thousands)	2005	2004
Salaries, wages and related withholdings	$23,176	$25,002
Employee benefits	11,150	6,764
Accrued interest	9,534	7,000
Accrued customer incentives	7,350	6,323
Warranty reserve	4,888	4,926
Accrued taxes	2,763	4,251
Product liability costs	2,286	2,344
Other	8,545	12,232
Total accrued expenses	$69,692	$68,842

NOTE 6: DEBT AND FINANCING AGREEMENTS

Long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2005	2004
Term loans	$232,723	$319,211
8 7/8% senior subordinated notes	175,000	175,000
Total debt	407,723	494,211
Less current maturities	(2,360)	(3,199)
Total long-term debt	$405,363	$491,012

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2006	$2,360
2007	2,360
2008	2,360
2009	2,360
2010 and beyond	398,283
Total debt	$407,723

In addition to the term loans and the 8 7/8% senior subordinated notes, the Company has a $100 million revolving credit facility. There was zero outstanding on the revolving credit agreement at December 31, 2005 and 2004. The amount available on the revolving credit facility is reduced by outstanding letters of credit and is further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of December 31, 2005, the Company had the ability to borrow $94.1 million under the terms of the revolving credit agreement. The revolving credit facility expires on August 9, 2009, and the term loan facilities expire on August 9, 2010. The 8 7/8% senior subordinated notes are due August 1, 2012. As of December 31, 2005 the Company did not have any material capital leases.

Term loans under the senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment amounts related to the sale of assets under certain circumstances, the issuance of stock and upon the Company's annual generation of excess cash flow as determined under the credit agreement. Once repaid, principal under the term loan facilities may not be re-borrowed by the Company. As of December 31, 2005, the U.S. term loan requires quarterly payments of $0.6 million, with a final payment of $217.1 million due on the maturity date and the Canadian term loan requires quarterly payments of $12 thousand, with a final payment of $4.4 million due on the maturity date.

As of December 31, 2005, the weighted average interest rate on outstanding debt was 7.63%. The interest rate is fixed on the 8 7/8% senior subordinated notes until their maturity. The credit facility provides for term loan interest rate margins to vary based on the Company's credit facility leverage ratio. The credit facility leverage ratio is defined as the ratio of total outstanding debt under the credit facility (including outstanding letters of credit) to adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). Interest rates also change based upon changes in LIBOR or prime rates.

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of

BLOUNT INTERNATIONAL, INC.

Blount, Inc.'s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets. The Company was in compliance with all debt covenants as of December 31, 2005.

2004 Refinancing Transactions. On August 9, 2004, the Company executed a series of refinancing transactions. These transactions, referred to as the "2004 Refinancing Transactions", included:

■  Issuance of 13,800,000 shares of common stock, which generated net proceeds to the Company of $127.2 million;

■  The issuance of new 8 7/8% senior subordinated notes due in 2012, which generated net proceeds to the Company of $167.1 million; and

■  The amendment and restatement of the Company's existing senior credit facilities, including an increase in amounts available, with the total amounts drawn increasing by $246.6 million.

The amendment and restatement of the senior credit facilities included, among other things, a reduction in interest rates, revisions to financial covenant ratios, the addition of maximum leverage ratios and revision of certain repayment terms. The amended and restated credit facilities consisted of a revolving credit facility of up to $100.0 million and term loans that included a $4.9 million Canadian term loan facility, a $265.0 million term B loan facility and a $50.0 million Second Collateral Institutional Loan ("SCIL") facility.

The Company used the net proceeds of the 2004 Refinancing Transactions as follows:

■  The redemption of its 7% senior notes with $150.0 million principal outstanding;

■  The redemption of its 13% senior subordinated notes with $323.2 million principal outstanding;

■  The repayment of its 12% convertible preferred equivalent security principal and accrued interest in the aggregate amount of $29.6 million; and

■  The payment of related premiums of $27.1 million.

The Company recorded charges of $47.0 million in 2004 resulting from the 2004 Refinancing Transactions, which included other expense of $42.8 million associated with the write-off of debt issuance costs, unamortized discounts and redemption premiums, and incremental net interest expense of $4.2 million that was incurred during the 30 day notice period applicable to the redemption of the Company's former notes.

On December 1, 2004, the Company again amended its senior credit facilities to provide, among other things, for the repayment and elimination of the $50.0 million SCIL established in August 2004 with the proceeds from an increase in the term B loan limit, an adjustment to certain financial covenants and a lower borrowing rate.

As a result of the 2004 Refinancing Transactions, the Company has one registered debt security, the 8 7/8% senior subordinated notes. These notes are issued by Blount, Inc. and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes. See also Note 16.

NOTE 7: INCOME TAXES

Income (loss) before provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Income (loss) before income taxes:
Domestic	$49,069	$(12,473)	$(9,929)
Foreign	34,208	27,890	24,708
Total	$83,277	$15,417	$14,779

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Current
Federal	$3,478		$(26,131)
State	(2,671)	$300	51
Foreign	11,109	10,006	14,269
Deferred
Federal	(30,622)		57,364
State	(5,653)		(2,962)
Foreign	1,021	(1,158)	2,238
Provision (benefit) for income taxes	$(23,338)	$9,148	$44,829

In 2005, the Company also recorded a deferred income tax benefit of $1.5 million for the recognition of a minimum pension liability adjustment that was recorded as other comprehensive income, a $0.1 million deferred income tax provision related to the change in unrealized gains and losses that was recorded as other comprehensive income and a $4.3 million deferred income tax benefit related to stock option exercises that was recorded as additional paid in capital. In 2004 and 2003 there were no other such tax provisions included in the financial statements.

BLOUNT INTERNATIONAL, INC.

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes was as follows:

	% of income (loss) before tax
	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	(1.0)	(5.9)	9.3
Repatriation of foreign earnings	5.4
Federal and state research tax credits	(2.6)
Resolution of Canadian Competent Authority issues		(9.2)	(10.4)
Reduction of previously accrued foreign taxes			(16.1)
State income taxes, net of federal tax benefit	1.5	(1.4)	(19.2)
Permanent differences		(1.8)	2.7
Change in estimated contingency	0.3	(19.6)	(17.5)
Effective income tax rate before valuation allowance	38.6	(2.9)	(16.2)
Valuation allowance	(66.6)	62.2	319.5
Effective income tax rate after valuation allowance	(28.0)%	59.3%	303.3%

The effective income tax rate decreased in 2005 to a negative 28.0%, from 59.3% in 2004, primarily as a result of the reversal of a deferred tax asset valuation allowance in 2005, partially offset by additional tax expense recognized on repatriation of foreign earnings. The 2004 effective tax rate of 59.3% decreased from the effective rate of 303.3% in 2003, primarily as a result of the 2003 establishment of a valuation allowance against substantially all of the Company's domestic deferred tax assets.

The components of deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2005 and 2004 are as follows:

	December 31,
(Amounts in thousands)	2005	2004
Deferred tax assets:
Employee benefits and compensation	$18,468	$28,635
Other accrued expenses	9,217	15,203
Net operating loss, capital loss and credit carryforwards	27,678	25,628
Foreign	1,690	1,721
Gross deferred tax assets	57,053	71,187
Less valuation allowance	(2,907)	(57,867)
Net deferred tax assets	54,146	13,320
Deferred tax liabilities:
Property, plant and equipment and intangible asset basis differences	(13,312)	(13,954)
Foreign	(4,616)	(3,626)
Other	(50)	(653)
Total deferred tax liabilities	(17,978)	(18,233)
Net deferred tax asset (liability)	$36,168	$(4,913)

In 2003, the Company recorded a valuation allowance against its deferred tax assets in the U.S. The deferred tax assets were comprised principally of domestic net operating loss carryforwards generated during 2001 and 2003, state net operating loss carryforwards generated from 1998 through 2003, a domestic capital loss carryforward from 2001 and other expenses not currently deductible for tax purposes. Subsequent to 2003, additional deferred tax assets and valuation allowances were recorded for 2004 domestic net operating losses and other expenses not currently deductible for tax.

The valuation allowance was established in 2003 based on the following factors:

■  With the completion of the 2002 federal income tax return in September 2003, the Company exhausted its ability to carry back operating losses to prior years.

■  Accumulated net operating losses could only be used to offset future domestic taxable income.

■  The Company had not reported domestic taxable income since 2000, and management was projecting a domestic taxable loss for 2003.

■  The Company's high leverage and associated domestic-based interest expense were projected to limit its ability to become profitable in the U.S. in the foreseeable future, despite recent improvements in market conditions.

■  Management did not have viable tax planning strategies available to utilize the benefit of the net operating loss carryforwards.

In the fourth quarter of 2005, the Company concluded that, except for a few specific deferred tax assets, it is now more likely than not that the Company will realize the majority of these deferred tax assets. Factors supporting this change in expectations include:

■  The decrease in debt and interest expense resulting from the 2004 Refinancing Transactions,

■  The 2005 early retirement of outstanding debt principal resulting in further reductions in expected interest expense,

■  Estimated use of a significant amount of deferred tax assets during 2005 resulting from increased domestic taxable income, and

■  Expectations for continued domestic taxable income over the next several years.

Therefore, the Company reversed the majority of the valuation allowance as of December 31, 2005. The remaining valuation allowance of $2.9 million as of December 31, 2005 pertains to certain tax credit and state NOL carryforwards which are not expected to be realized before they expire.

As of December 31, 2005, the Company had domestic net operating loss carryforwards of $51.8 million and state net operating loss carryforwards of $85.2 million that expire

BLOUNT INTERNATIONAL, INC.

at various dates from 2006 through 2024. Additionally, the Company has a domestic capital loss carryforward of $0.5 million that expires in 2007, and a foreign tax credit carryforward of $1.4 million that expires in 2010. The Company also has state and federal research and other tax credit carryforwards of $2.4 million that expire at various dates from 2007 through 2025.

Utilization of federal and state carryforwards is limited when there has been an ownership change as defined in Section 382 of the Internal Revenue Code of 1986. Such a change occurred in December 2004 as a result of the secondary public offering of the Company's common stock by Lehman Brothers. Based upon analysis during 2005, the Company concluded that the limit was higher than the carryforwards and, therefore, no practical limit applied. Another such ownership change occurred in June 2005 when Lehman Brothers further reduced its holdings of the Company's common stock. As with the 2004 ownership change, there is no practical limit on the Company's ability to utilize its carryforwards.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management's intention is to reinvest these earnings indefinitely. As of December 31, 2005, undistributed earnings of international subsidiaries were $85.5 million. It is not practicable to determine the deferred tax liability that may potentially be associated with undistributed earnings of international subsidiaries. The American Jobs Creation Act of 2004, signed into law October 22, 2004 (the "Jobs Creation Act"), included a one-time election to deduct 85 percent of certain foreign earnings that are repatriated, as defined in the act. The Company repatriated $24.9 million of its undistributed earnings of foreign subsidiaries in 2005 under the provision of the Jobs Creation Act and recorded incremental income taxes of $2.0 million on the dividend income recognized.

The periods from 2001 through 2005 remain open for review by the Internal Revenue Service. As of December 31, 2005, the Canada Revenue Agency ("CRA") has completed its field examination of tax years 2000, 2001 and 2002. The only significant dispute with the CRA involves transfer prices. As a result of its examination, the CRA proposed to increase Canadian taxable income by $7.7 million. In response to this examination, the Company has formally entered into a Bilateral Advance Pricing Agreement negotiation with the CRA and the Internal Revenue Service. This negotiation, expected to take 18 to 36 months to complete, is intended to eliminate taxation of the same profits by both governments. The outcome of this negotiation is expected to be a binding agreement that will cover tax years 2000-2008. The Company believes the net result of this negotiation will not have a material effect on its financial statements because any change is expected to be offsetting between the two jurisdictions.

BLOUNT INTERNATIONAL, INC.

NOTE 8: PENSION AND POST-RETIREMENT BENEFIT PLANS

Funded Defined Benefit Pension and Other Post-Retirement Benefit Plans

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S. and Canada. The Company also sponsors a post-retirement medical insurance plan covering retired employees and their eligible spouses and dependents of a U.S. subsidiary which was discontinued in 1988. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2005 and 2004, were as follows:

	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit Obligation at beginning of year	$(160,965)	$(144,030)	$(3,257)	$(2,983)
Service cost	(5,734)	(5,408)
Interest cost	(9,183)	(8,623)	(177)	(173)
Participant contributions			(89)	(94)
Actuarial gains (losses)	(15,676)	(8,516)	116	(416)
Benefits and plan expenses paid	6,648	5,612	442	409
Benefit obligation at end of year	$(184,910)	$(160,965)	$(2,965)	$(3,257)
Change in Plan Assets:
Fair value of plan assets at beginning of Year	$106,964	$86,384	$648	$904
Actual return on plan assets	11,094	11,727	14	59
Company contributions	10,075	14,465
Participant contributions			89	94
Benefits and plan expenses paid	(6,648)	(5,612)	(442)	(409)
Fair value of plan assets at end of year	121,485	106,964	309	648
Net funded status	(63,425)	(54,001)	(2,656)	(2,609)
Unrecognized actuarial (gains) losses	57,504	45,759	1,658	1,911
Unrecognized prior service cost	3,357	3,741
Net amount recognized	$(2,564)	$(4,501)	$(998)	$(698)
Net amount recognized:
Prepaid benefits	$6,963	$5,989
Accrued benefits	(38,664)	(32,868)	$(998)	$(698)
Accumulated other comprehensive Loss	25,780	18,637
Intangible asset	3,357	3,741
Net amount recognized	$(2,564)	$(4,501)	$(998)	$(698)

The accumulated benefit obligation for the above defined benefit pension plans at December 31, 2005 and 2004 was $152.8 million and $131.2 million, respectively.

The projected benefit payments for the defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be as follows:

(Amounts in thousands)	Estimated Benefit Payments
2006	$5,864
2007	7,107
2008	7,951
2009	7,845
2010	8,238
2011 – 2015	60,536
Total benefit payments	$97,541

Domestic Benefit Plans. Included in the pension benefits columns of the preceding tables are amounts pertaining to the Company's domestic defined benefit pension plan. As of December 31, 2005, the asset value of this domestic plan was $84.4 million. The expected long-term rate of return on these assets was chosen from the range of likely results of compound average annual returns over a twenty year time horizon based on the plan's current investment policy. The expected return and volatility for each asset class was based on historical equity, bond and cash returns during the period 1926 to 2004. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on this analysis, the expected long-term return assumption for the domestic funded pension and a post-retirement medical insurance plan is 9.0%.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the domestic pension plan and the post-retirement medical plan. The target allocation is designed

BLOUNT INTERNATIONAL, INC.

to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The weighted-average target asset allocation for the domestic pension and post-retirement medical insurance plans for both 2005 and 2004 is as follows: equity securities 60%, debt securities 35%, real estate 0% and other 5%.

The Company expects to contribute approximately $18 million to $27 million to its domestic pension plan in 2006 and does not expect to make any contributions to this post-retirement medical insurance plan during 2006.

Unfunded Supplemental Non-Qualified Plans

The Company sponsors certain supplemental non-qualified pension plans covering certain employees and former employees in the U.S. which are reflected in the following table under the pension benefits columns. A rabbi trust, whose assets are not included in the table below, has been established to fund a portion of these non-qualified benefits, as well as certain other executive benefits. At December 31, 2005 and 2004, approximately $2.6 million and $3.4 million, respectively, were held in this trust and this amount is included in other assets in the Consolidated Balance Sheets. The Company also sponsors various unfunded supplemental retirement and post-retirement medical programs which are reflected in the following table under the other post-retirement benefits columns.

	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$(6,388)	$(6,731)	$(34,165)	$(31,499)
Service cost	(79)	(84)	(449)	(359)
Interest cost	(357)	(367)	(2,111)	(1,715)
Participant contributions			(1,018)	(1,084)
Actuarial gains (losses)	(307)	190	(4,922)	(2,107)
Benefits and plan expenses paid	476	604	2,880	2,599
Benefit obligation at end of year	(6,655)	(6,388)	(39,785)	(34,165)
Unrecognized actuarial (gains) losses	1,492	1,238	18,955	15,192
Unrecognized prior service cost	(139)	(151)	27	35
Net amount recognized	$(5,302)	$(5,301)	$(20,803)	$(18,938)
Net amount recognized:
Accrued benefits	$(6,331)	$(6,045)	$(20,803)	$(18,938)
Accumulated other comprehensive Loss	1,029	744
Net amount recognized	$(5,302)	$(5,301)	$(20,803)	$(18,938)

The projected benefit payments for the post-retirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2006	$2,266	$(166)	$2,100
2007	2,308	(178)	2,130
2008	2,377	(188)	2,189
2009	2,431	(201)	2,230
2010	2,453	(210)	2,243
2011 – 2015	12,493	(1,217)	11,276
Total benefit payments	$24,328	$(2,160)	$22,168

BLOUNT INTERNATIONAL, INC.

Periodic Benefit Costs

The components of net periodic benefit cost and the weighted average assumptions used in accounting for funded and unfunded pension and other post-retirement benefits follow:

	Pension Benefits Year Ended December 31,			Other Post-Retirement Benefits Year Ended December 31,
(Amounts in thousands)	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$5,812	$5,491	$4,701	$449	$359	$374
Interest cost	9,540	8,989	8,420	2,287	1,888	2,043
Expected return on plan assets	(9,580)	(7,944)	(6,386)	(44)	(67)	(84)
Amortization of actuarial losses	2,587	2,429	2,322	1,327	817	866
Amortization of prior service cost	373	373	401	9	8	8
Total net periodic benefit cost	$8,732	$9,338	$9,458	$4,028	$3,005	$3,207
Weighted average assumptions:
Discount rate	5.7%	5.8%	6.1%	5.8%	5.8%	6.0%
Expected return on plan assets	8.9%	8.9%	8.9%	9.0%	9.0%	9.0%
Rate of compensation increase	3.5%	3.3%	3.4%

The amounts recorded as a (decrease) increase to equity and other comprehensive income, before income tax effects, were ($7.4) million in 2005, $1.0 million in 2004 and $2.4 million in 2003. See also Note 7.

The annual rate of increase in the cost of health care benefits was assumed to be 9.0% in 2005, declining by 1.0% per year until 5.0% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2005:

(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$342	$(273)
Effect on other post-retirement benefit obligations	4,138	(3,402)

Defined Contribution Plan

The Company also sponsors a defined contribution 401(k) plan covering substantially all U.S. employees and matches a portion of employee contributions. The expense for the match was $2.7 million, $2.6 million and $2.4 million in 2005, 2004 and 2003, respectively.

NOTE 9: COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to five years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005, are as follows: 2006: $1.7 million; 2007: $0.9 million; 2008: $0.5 million; 2009: $0.3 million; 2010: $0.2 million; 2011 and beyond: $0.1 million. Rentals charged to costs and expenses under cancelable and non-cancelable lease arrangements were $2.4 million, $2.1 million and $2.3 million for 2005, 2004 and 2003, respectively.

Certain customers of the Industrial and Power Equipment and Lawnmower segments finance their purchases through third party finance companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies, or reimburse them for any financial loss incurred, should a customer default on payment. The aggregate repurchase or reimbursement obligation outstanding under the agreements as of December 31, 2005 is $2.8 million. These arrangements have not had a material adverse effect on the Company's operating results or cash flows in the past. The Company does not expect to incur any material charges related to these agreements in future periods based on past experience and because any repurchased equipment would most likely be resold for approximately the same value.

Guarantees and other commercial commitments are as follows:

(Amounts in thousands)	Year Ended December 31, 2005
Product warranty	$4,888
Letters of credit outstanding	5,895
Third party financing projections (1)	2,838
Accounts receivable securitization (2)	248
Total guarantees and other commercial commitments	$13,869

(1) Applicable to the third party financing agreements for customer equipment purchases.

(2) Includes guarantees to a third party financing company of certain accounts receivable.

In addition to these amounts, Blount International also guarantees certain debt of its subsidiaries (see Note 16 to the Consolidated Financial Statements).

BLOUNT INTERNATIONAL, INC.

Changes in our warranty reserve were as follows:

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Balance at beginning of period	$4,926	$4,130	$3,346
Accrued	4,125	5,909	3,607
Payments made (in cash or in-kind)	(4,163)	(5,113)	(2,823)
Balance at end of period	$4,888	$4,926	$4,130

Other guarantees and claims arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

The Company reserves for product liability, environmental remediation and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2005 and December 31, 2004, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

The Company was named a potentially liable person ("PLP") by the Washington State Department of Ecology ("WDOE") in connection with the Pasco Sanitary Landfill Site ("Site"). This Site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the Site. The Company further believes that the Site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. Accordingly, based both on volume and on the nature of the waste, the Company believes that it is a de minimis contributor.

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute to the cost of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company's potential share of the estimated cost ranged from approximately $20 thousand to $0.3 million. As of December 31, 2005 and 2004, the Company had accrued $0.1 million for the potential costs of any clean-up at the Site. The Company incurred no costs during the years ended December 31, 2005, 2004 and 2003 in connection with the remediation efforts at the Site.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process. The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, that were sent there. However, based upon its current knowledge of the site, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a materially adverse effect on its consolidated financial position, operating results or cash flows. The Company has received no further notice or explanation from Region IX of the EPA as of December 31, 2005.

On June 30, 2005, the Company was served with a "notice of meeting" on behalf of Williams Control, Inc. ("WCI") in connection with WCI's agreement with the State of Oregon Department of Environmental Quality

BLOUNT INTERNATIONAL, INC.

("DEQ") to enter into the voluntary cleanup program (the "Program") relating to WCI's facility located near Portland, Oregon (the "WCI Site").

The notice alleges that Blount, Inc. is responsible for some portion of any required cleanup or remediation related to the Program as a successor in interest to Omark Industries, Inc. ("Omark") through Omark's alleged operations at the WCI Site from 1968 through 1973. The Company understands that one or more other prior operators of the business, including the entity from which WCI purchased the business, and the landowner of the WCI Site, have also been served with the notice.

WCI alleges that a plume of chlorinated solvents, primarily TCE, is contained in groundwater at the Site and has migrated onto neighboring properties. At this time, the Company does not know the number of locations or the extent of contamination, if any, that may be involved.

Although there have been discussions among several of the potential participants to any settlement, at this early stage, the Company does not have a sufficient basis to determine whether it has any liability in this matter or, if it does, what its share of any costs of remediation would be; however, based upon estimates of remediation costs and apportionments furnished by WCI, the Company does not believe that any cost to it will have a materially adverse effect on its consolidated financial position, results of operations or cash flows. The Company has reserved all of its rights in this matter and is investigating further.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. In addition, the Company is a party to a number of other suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows. In the fourth quarter of 2005, the Company recognized $2.3 million of other income related to a legal settlement. In the fourth quarter of 2004, the Company recognized $3.9 million of other income related to a legal settlement.

The Company accrues, by a charge to income, an amount representing management's best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for a matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all of the current circumstances.

NOTE 10: CAPITAL STOCK, STOCK OPTIONS AND EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings (loss) per share computations was as follows:

Weighted Average Common Shares	Year Ended December 31,
(In thousands)	2005	2004	2003
Shares for basic income (loss) per share computation	46,094	36,413	30,809
Dilutive effect of stock options and warrants	1,441	2,061
Shares for diluted income (loss) per share computation	47,535	38,474	30,809
Options and warrants excluded from computation as anti-dilutive	13	1,747	5,064

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations. For 2003, outstanding stock options, as well as the outstanding warrants held by an affiliate of Lehman Brothers, have been excluded from the computation of diluted EPS because the effect would be anti-dilutive.

In August 2004, the Company issued 13,800,000 shares of common stock and received $127.2 million net of related issuance fees and costs. In December 2004, Lehman Brothers and certain of its affiliates sold 11,225,492 shares of the Company's common stock in a secondary public stock offering for which the Company did not receive any proceeds.

In June 2005, the Company and certain of its stockholders sold 7,500,000 shares of the Company's common stock in a public offering. The Company retained cumulative net proceeds of $10 thousand for the following transactions:

■  Lehman Brothers sold 7,117,620 shares of the Company's common stock. The Company did not receive any proceeds from this sale.

■  The Company issued 382,380 shares of common stock and received net proceeds of $6.1 million.

■  The Company purchased 382,380 shares of common stock from certain stockholders for $6.1 million. These shares are held as treasury stock. The Company has accounted for the treasury stock as constructively retired in the consolidated financial statements.

■  Lehman Brothers exercised warrants for 1,000,000 shares of common stock at $0.01 a share with net proceeds of $10 thousand received by the Company. Lehman Brothers retained ownership of these shares and as of December 31, 2005 held 8,918,999 shares of the Company's common stock.

During 1999 and 2000, the Company's Board of Directors adopted new stock option plans under which options to purchase the Company's common stock may be granted to employees, directors and other persons who perform services for the Company. Such options may be either incentive

BLOUNT INTERNATIONAL, INC.

stock options or non-qualified stock options. The number of shares which may be issued under these plans may not exceed an aggregate of 5,875,000 shares. The option price per share for incentive stock options may not be less than 100% of fair value, generally calculated as the average of the closing sale prices for ten consecutive trading days ended on the trading day immediately prior to the date of grant. The option price for each grant of a non-qualified stock option is established on the date of grant and may be less than the fair market value on the date of grant. As of December 31, 2005, options for 1,348,919 shares were available for grant.

A summary of the Company's stock option plan activity is presented in the following table:

	Year Ended December 31,
	2005		2004		2003
	Shares (in '000's)	Weighted Average Exercise Price	Shares (in '000's)	Weighted Average Exercise Price	Shares (in '000's)	Weighted Average Exercise Price
Outstanding at beginning of period	4,183	$9.04	4,064	$7.66	3,468	$8.17
Granted	13	16.71	633	14.94	665	5.01
Exercised	(1,034)	8.36	(342)	4.94	(32)	3.54
Forfeited	(44)	14.79	(172)	6.38	(37)	10.19
Outstanding at end of period	3,118	$9.22	4,183	$9.04	4,064	$7.66
Exercisable at end of period	2,767	$8.28	3,651	$7.93	2,233	$8.50

Additional information regarding options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding (in '000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable (in '000's)	Weighted Average Exercise Price
$2.85 - $5.00	1,242	$3.91	6.1	1,242	$3.91
$5.05 - $8.43	539	5.54	7.5	539	5.54
$13.34 - $17.29	1,337	15.63	5.7	986	15.28
Total	3,118	$9.22	6.2	2,767	$8.28

Options outstanding at December 31, 2005 generally vest over a three year period. In December 2004, 787,660 stock options became fully vested ahead of their scheduled vesting dates because the change of control feature of the stock option agreements was triggered by the reduction in ownership of the Company by Lehman Brothers to less than 50%. Also in December 2004, the Company's Board of Directors approved the acceleration of vesting on 292,270 stock options that were originally scheduled to vest in 2005 and 2006, in order to make these options consistent with the accelerated vesting of the other options triggered by the change in control and to reduce the net compensation expense to be recognized in future years.

NOTE 11: STOCK-BASED COMPENSATION

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," The Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant or modification over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123". If the Company had elected to recognize compensation expense based upon the fair value at the

BLOUNT INTERNATIONAL, INC.

grant dates for awards under these plans, the Company's net earnings (loss) and net earnings (loss) per share would have been as follows:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2003
Net income (loss) as reported	$106,615	$6,269	$(30,050)
Add stock-based employee compensation cost, net of tax, included in the reported results	56	189	81
Deduct stock-based employee compensation cost, net of tax, that would have been included in net income (loss) under fair value method	(776)	(2,023)	(1,121)
Pro forma net income (loss)	$105,895	$4,435	$(31,090)
Basic earnings (loss) per share as reported	$2.31	$0.17	$(0.98)
Pro forma basic earnings (loss) per share	2.30	0.12	(1.01)
Diluted earnings (loss) per share as reported	2.24	0.16	(0.98)
Pro forma diluted earnings (loss) per share	2.23	0.12	(1.01)

For purposes of computing the pro forma amounts, straight-line amortization under the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Estimated average lives of stock options	5 years	5 years	5 years
Risk-free interest rate	3.8%	3.5%	3.3%
Expected volatility	43.3%	42.5%	38.0%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of options granted during 2005, 2004 and 2003 was $7.22, $6.30 and $2.06, respectively. See also Note 17, Recent Accounting Pronouncements for the expected effect in 2006 from the adoption of new stock option expensing requirements.

BLOUNT INTERNATIONAL, INC.

NOTE 12: SEGMENT INFORMATION

We identify reportable segments based primarily on management responsibility. We have three reportable segments: Outdoor Products, Industrial and Power Equipment and Lawnmower. Outdoor Products manufactures and markets chain, bars, sprockets, and accessories for chainsaw use, concrete cutting equipment and accessories, and lawnmower blades and parts and accessories for outdoor care. Industrial and Power Equipment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotation bearings and swing drives. The Lawnmower segment manufactures and markets zero-turn riding lawnmowers and related accessories.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Sales:
Outdoor Products	$452,334	$422,929	$358,810
Industrial and Power Equipment	250,967	221,028	165,044
Lawnmower	54,378	49,689	35,674
Inter-Segment elimination	(1,052)	(1,001)	(424)
Total sales	$756,627	$692,645	$559,104
Operating income (loss):
Outdoor Products	$105,536	$104,422	$86,243
Industrial and Power Equipment	28,037	21,456	11,704
Lawnmower	3,110	2,957	(1,214)
Inter-Segment elimination	(14)	(3)	13
Contribution from segments	136,669	128,832	96,746
Corporate expenses	(15,768)	(14,558)	(12,973)
Total operating income	120,901	114,274	83,773
Depreciation and amortization:
Outdoor Products	$12,459	$11,489	$9,464
Industrial and Power Equipment	2,870	3,251	3,295
Lawnmower	659	681	750
Corporate expenses	3,430	4,750	4,432
Total depreciation and amortization	$19,418	$20,171	$17,941
Other non-cash charges	68	2,280	3,811
Total depreciation, amortization and other non-cash charges	$19,486	$22,451	$21,752
Capital expenditures:
Outdoor Products	$16,423	$18,654	$15,066
Industrial and Power Equipment	2,915	2,482	884
Lawnmower	608	574	580
Total capital expenditures	$19,946	$21,710	$16,530
Sales by major product line:
Chainsaw components and accessories	$358,506	$335,240	$283,161
Timber harvesting and loading equipment	227,456	201,974	151,651
Outdoor equipment parts and accessories	65,796	65,243	57,502
Lawnmowers	54,371	49,670	35,674
All others, less than 5% each	50,498	40,518	31,116
Total sales	$756,627	$692,645	$559,104

BLOUNT INTERNATIONAL, INC.

	December 31,
(Amounts in thousands)	2005	2004
Identifiable assets:
Outdoor Products	$273,451	$262,261
Industrial and Power Equipment	90,528	87,544
Lawnmower	19,235	19,274
Corporate and elimination	71,978	55,663
Total assets	$455,192	$424,742

Information on Geographic Areas

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Sales:
United States	$423,811	$407,598	$331,387
European Union	139,347	123,953	108,710
Canada	47,488	37,382	23,079
Brazil	23,231	20,141	17,077
All others, less than 3% each	122,750	103,571	78,851
Total sales	$756,627	$692,645	$559,104

	December 31,
(Amounts in thousands)	2005	2004
Property, plant and equipment—net:
United States	$57,735	$60,071
Canada	21,344	20,965
Brazil	12,496	9,987
European Union	3,818	3,960
China	5,982	2,785
All others, less than 1% each	163	161
Total property, plant and equipment—net	$101,538	$97,929

The geographic sales information is by country of destination. Property, plant and equipment is shown net of accumulated depreciation. One customer, The Electrolux Group, accounted for approximately 10% of consolidated sales in 2003 and less than 10% of consolidated sales in 2004 and 2005. While we expect this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of our segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

NOTE 13: RELATED PARTY TRANSACTIONS

In March 2005, $3.2 million was paid to Lehman Brothers for previously accrued advisory fees relating to the 2004 Refinancing Transactions. In May 2005, Lehman Brothers paid $0.3 million for previously accrued costs incurred by the Company in conjunction with the secondary public offering that occurred in December 2004. In June 2005, as part of a secondary stock offering, the Company incurred $0.1 million in expenses which were reimbursed by Lehman Brothers in October 2005. In June 2005, Lehman Brothers paid the Company $10 thousand to exercise 1,000,000 previously issued warrants and received 1,000,000 shares of the Company's common stock.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Interest paid	$31,337	$66,232	$63,884
Income taxes paid (refunded), net	14,255	(12,347)	8,966

BLOUNT INTERNATIONAL, INC.

NOTE 15: FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Australia, Brazil, Canada, China, Europe, Japan, Russia and the U.S. The Company sells to customers in these locations and other countries throughout the world. At December 31, 2005, approximately 53.5% of trade accounts receivable were from customers within the U.S. One customer accounted for 15.3% and 10.8% at December 31, 2005 and 2004, respectively, of the consolidated accounts receivable balance. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, chainsaw manufacturers and other OEMs, and are normally not collateralized. See Note 9 for a discussion of the Company's guarantees under third-party financing arrangements.

The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The carrying amount of the term B and Canadian term debt approximates fair value because the interest rates are variable and the maturity periods for individual term borrowings are relatively short. The fair market value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices. The carrying amount of other financial instruments approximates fair value because of the short term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the 8 7/8% senior subordinated notes at December 31, 2005 and 2004 are as follows:

	2005		2004
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8 7/8% senior subordinated notes (see Note 6)	$175,000	$185,063	$175,000	$190,750

NOTE 16: CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company's guarantor subsidiaries. The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2005
Sales		$495,288	$176,954	$270,782	$(186,397)	$756,627
Cost of sales		362,555	136,342	205,186	(187,247)	516,836
Gross profit		132,733	40,612	65,596	850	239,791
Selling, general and administrative expenses		67,428	20,063	31,399		118,890
Operating income		65,305	20,549	34,197	850	120,901
Other income (expense), net	$(18,386)	(14,872)	(3,589)	(777)		(37,624)
Income (loss) before income taxes	(18,386)	50,433	16,960	33,420	850	83,277
Provision (benefit) for income taxes	(6,913)	(28,423)	977	11,021		(23,338)
Income (loss)	(11,473)	78,856	15,983	22,399	850	106,615
Equity in earnings of affiliated companies, net	118,088	39,232	335		(157,655)
Net income (loss)	$106,615	$118,088	$16,318	$22,399	$(156,805)	$106,615

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2004
Sales		$457,620	$162,918	$231,346	$(159,239)	$692,645
Cost of sales		326,810	127,814	169,647	(164,785)	459,486
Gross profit		130,810	35,104	61,699	5,546	233,159
Selling, general and administrative expenses		72,083	17,017	29,785		118,885
Operating income		58,727	18,087	31,914	5,546	114,274
Other income (expense), net	$(26,120)	(66,308)	(3,657)	(2,772)		(98,857)
Income (loss) before income taxes	(26,120)	(7,581)	14,430	29,142	5,546	15,417
Provision (benefit) for income taxes		(593)	894	8,847		9,148
Income (loss)	(26,120)	(6,988)	13,536	20,295	5,546	6,269
Equity in earnings (losses) of affiliated companies, net	32,389	39,377	(35)		(71,731)
Net income (loss)	$6,269	$32,389	$13,501	$20,295	$(66,185)	$6,269
For the Year Ended December 31, 2003
Sales		$364,527	$127,321	$201,422	$(134,166)	$559,104
Cost of sales		258,556	100,549	148,196	(137,882)	369,419
Gross profit		105,971	26,772	53,226	3,716	189,685
Selling, general and administrative expenses		64,090	16,884	24,938		105,912
Operating income		41,881	9,888	28,288	3,716	83,773
Other income (expense), net	$(19,708)	(41,492)	(3,509)	(4,285)		(68,994)
Income (loss) before income taxes	(19,708)	389	6,379	24,003	3,716	14,779
Provision (benefit) for income taxes		26,793	3,483	14,553		44,829
Income (loss)	(19,708)	(26,404)	2,896	9,450	3,716	(30,050)
Equity in earnings (losses) of affiliated companies, net	(10,342)	16,062	184		(5,904)
Net income (loss)	$(30,050)	$(10,342)	$3,080	$9,450	$(2,188)	$(30,050)

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2005
Assets
Cash and cash equivalents		$43		$13,731	$(837)	$12,937
Accounts receivable, net		54,278	$18,831	20,484		93,593
Intercompany receivables		159,351	67,624	16,774	(243,749)
Inventories		38,688	23,784	22,802		85,274
Other current assets		31,404	867	2,530		34,801
Total current assets		283,764	111,106	76,321	(244,586)	226,605
Investments in affiliated companies	$99,943	261,663	323	248	(362,177)
Property, plant and equipment, net		26,558	32,591	42,389		101,538
Goodwill and other assets		79,924	30,708	16,417		127,049
Total Assets	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192
Liabilities and Stockholders' Equity (Deficit)
Current maturities of long- term debt		$2,313		$47		$2,360
Accounts payable		25,397	$9,375	8,038	$(837)	41,973
Intercompany payables	$243,749				(243,749)
Other current liabilities		49,405	7,179	13,474		70,058
Total current liabilities	243,749	77,115	16,554	21,559	(244,586)	114,391
Long-term debt, excluding current maturities		400,757		4,606		405,363
Other liabilities	1,381	74,094		5,150		80,625
Total liabilities	245,130	551,966	16,554	31,315	(244,586)	600,379
Stockholders equity (deficit)	(145,187)	99,943	158,174	104,060	(362,177)	(145,187)
Total Liabilities and Stockholders' Equity (Deficit)	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2004
Assets
Cash and cash equivalents		$17,229		$33,801	$(2,460)	$48,570
Accounts receivable, net		42,878	$13,730	18,367		74,975
Intercompany receivables		176,120	64,016	13,532	(253,668)
Inventories		33,037	25,858	22,203		81,098
Other current assets		2,485	589	1,619		4,693
Total current assets		271,749	104,193	89,522	(256,128)	209,336
Investments in affiliated companies	$(283)	253,348		248	(253,313)
Property, plant and equipment, net		27,010	33,071	37,848		97,929
Goodwill and other assets		73,038	31,961	12,478		117,477
Total Assets	$(283)	$625,145	$169,225	$140,096	$(509,441)	$424,742
Liabilities and Stockholders' Equity (Deficit)
Current maturities of long- term debt		$3,150		$49		$3,199
Accounts payable		21,710	$10,977	9,082	$(2,460)	39,309
Intercompany payables	$253,668				(253,668)
Accrued expenses		46,371	8,964	13,507		68,842
Total current liabilities	253,668	71,231	19,941	22,638	(256,128)	111,350
Long-term debt, excluding current maturities		486,188		4,824		491,012
Other liabilities	2,203	68,009	3,979	4,343		78,534
Total liabilities	255,871	625,428	23,920	31,805	(256,128)	680,896
Stockholders equity (deficit)	(256,154)	(283)	145,305	108,291	(253,313)	(256,154)
Total Liabilities and Stockholders' Equity (Deficit)	$(283)	$625,145	$169,225	$140,096	$(509,441)	$424,742

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2005
Net cash provided by operating activities	$6,091	$39,143	$3,008	$15,247	$1,623	$65,112
Net cash used in investing activities		(5,501)	(3,008)	(10,438)		(18,947)
Cash flows from financing activities:
Reduction of long-term debt		(86,268)		(220)		(86,488)
Payment of debt and stock issuance costs	(1,425)	(2,554)				(3,979)
Proceeds from issuance of stock	6,123					6,123
Purchase of treasury stock	(6,123)					(6,123)
Exercise of stock options and warrants	8,669					8,669
Advances from (to) affiliates	(13,335)	13,106		229
Dividends from (to) affiliates		24,888		(24,888)
Net cash provided by (used in) financing activities	(6,091)	(50,828)		(24,879)		(81,798)
Net increase (decrease) in cash and cash equivalents		(17,186)		(20,070)	1,623	(35,633)
Cash and cash equivalents at beginning of period		17,229		33,801	(2,460)	48,570
Cash and cash equivalents at end of period	$0	$43	$0	$13,731	$(837)	$12,937
For the Year Ended December 31, 2004
Net cash provided by (used in) operating activities	$(16,360)	$66,578	$2,684	$24,796	$(1,904)	$75,794
Net cash used in investing activities		(6,510)	(2,684)	(12,345)		(21,539)
Cash flows from financing activities:
Issuance of long-term debt		435,500				435,500
Reduction of long-term debt	(24,400)	(534,402)		(733)		(559,535)
Advances from (to) affiliated companies	(83,940)	83,940
Gross proceeds from issuance of stock	138,000					138,000
Other	(13,300)	(41,544)				(54,844)
Net cash provided by (used in) financing activities	16,360	(56,506)		(733)		(40,879)
Net increase (decrease) in cash and cash equivalents		3,562		11,718	(1,904)	13,376
Cash and cash equivalents at beginning of year		13,667		22,083	(556)	35,194
Cash and cash equivalents at end of year	$0	$17,229	$0	$33,801	$(2,460)	$48,570

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2003
Net cash provided by (used in) operating activities	$(16,572)	$56,900	$2,649	$13,373	$(445)	$55,905
Net cash used in investing activities		(7,768)	(2,198)	(7,111)		(17,077)
Cash flows from financing activities:
Issuance of long-term debt		112,000		6,000		118,000
Reduction of long-term debt		(137,937)		(411)		(138,348)
Advances from (to) affiliated companies	16,572	(16,121)	(451)
Other		(9,703)				(9,703)
Net cash provided by (used in) financing activities	16,572	(51,761)	(451)	5,589		(30,051)
Net increase (decrease) in cash and cash equivalents		(2,629)		11,851	(445)	8,777
Cash and cash equivalents at beginning of year		16,296		10,232	(111)	26,417
Cash and cash equivalents at end of year	$0	$13,667	$0	$22,083	$(556)	$35,194

NOTE 17: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on the financial position and results of operations of the Company. The Company will adopt SFAS No. 151 effective January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company is currently evaluating SFAS No. 123(R) and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The long-term impact of the adoption of SFAS No. 123(R) is not known at this time due to these factors as well as the unknown level of share-based activity to be granted in future years. Management expects the adoption of SFAS No. 123(R) will result in the recognition of increased compensation expense in future periods, and currently estimates the impact in 2006 to be between $3.0 million and $4.0 million. The Securities and Exchange Commission has delayed the implementation date for SFAS No. 123(R) for public companies until the first interim reporting period of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) effective January 1, 2006.

The pro forma effect on results of operations of expensing stock options using the Black-Scholes model is

BLOUNT INTERNATIONAL, INC.

presented in Note 11. Under certain conditions, stock options granted by the Company are eligible for continued vesting upon the retirement of the employee. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The pro forma disclosure currently reflects the expense of such options ratably over the stated vesting period. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for retirement within the vesting period. Had the Company been accounting for such stock options using the accelerated amortization schedule for those employees that became eligible for retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure of the effect of expensing stock options presented in Note 11 would be immaterial for all periods presented.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's results of operations or financial position. The Company will adopt SFAS No. 154 effective January 1, 2006.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2005 and 2004.

2005 results were as follows:

(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2005
Sales	$185,254	$193,753	$186,690	$190,930	$756,627
Gross profit	59,969	60,607	58,989	60,226	239,791
Net income (loss)	17,230	17,172	16,024	56,189	106,615
Earnings (loss) per share: Basic	$0.38	$0.38	$0.34	$1.20	$2.31
Diluted	0.36	0.36	0.34	1.17	2.24

The fourth quarter reflects an income tax benefit of $33.7 million, representing a benefit for the reversal of a valuation allowance on deferred income tax assets, partially offset by foreign and state income tax expense. The fourth quarter also reflects $2.3 million of other income related to a legal settlement for one of the Company's segments.

BLOUNT INTERNATIONAL, INC.

2004 results were as follows:

(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2004
Sales	$165,573	$169,264	$173,662	$184,146	$692,645
Gross profit	56,954	58,355	60,170	57,680	233,159
Net income (loss)	7,622	8,383	(31,756)	22,020	6,269
Earnings (loss) per share: Basic	$0.25	$0.27	$(0.79)	$0.49	$0.17
Diluted	0.23	0.25	(0.79)	0.47	0.16

The third quarter includes $47.0 million in non-recurring charges, $42.8 million of other expense and $4.2 million in interest expense, related to a series of refinancing transactions. The fourth quarter reflects $3.9 million of other income related to a legal settlement for one of the Company's segments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

Management's report on internal control over financial reporting and the related audit report of PricewaterhouseCoopers LLP are included in Item 8 of this Report.

There have been no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the "Election of Directors", "Executive Officers", "Audit Committee Disclosure" and "Filing Disclosure" sections of our Proxy Statement for the Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the "Executive Compensation", "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Employment Contracts" sections of our Proxy Statement for the Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the "Principal Stockholders" and "Equity Compensation Plan Information" sections of our Proxy Statement for the Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of our Proxy Statement for the Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the "Ratify the Appointment of Independent Auditors" section of our Proxy Statement for the Annual Meeting of Stockholders, which section is incorporated herein by reference.

BLOUNT INTERNATIONAL, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference
(A) Certain documents filed as part of Form 10-K

(1) Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	33

Consolidated Statements of Income (Loss) for the years ended December 31, 2005, 2004 and 2003	34

Consolidated Balance Sheets as of December 31, 2005 and 2004	35

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	36

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003	37

Notes to Consolidated Financial Statements	38

Supplementary Data	60

(2) Financial Statement Schedules

Schedule II—Valuation and qualifying accounts for the years ended December 31, 2005, 2004 and 2003	67

All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(B)  Exhibits required by Item 601 of Regulation S-K:

*2(a)	Stock Purchase Agreement, dated November 4, 1997, by and among Blount, Inc., Hoffman Enclosures, Inc., Pentair, Inc., and Federal-Hoffman, Inc. which was filed as Exhibit No. 2 to the Form 8-K filed by Blount International, Inc. on November 19, 1997 (Commission File No. 001-11549).

*2(b)	Agreement and Plan of Merger and Recapitalization, dated as of April 18, 1999, between Blount International, Inc., and Red Dog Acquisition, Corp. (included as Appendix A to the Proxy Statement-Prospectus which forms a part of the Registration Statement) previously filed on July 15, 1999, by Blount International, Inc. (Reg. No. 333-82973).

*3(a)	Post-Merger Restated Certificate of Incorporation of Blount International, Inc. (included as Exhibit A to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973) previously filed on July 15, 1999, by Blount International, Inc.

*3(b)	Post-Merger Bylaws of Blount International, Inc. (included as Exhibit B to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973).

*4(a)	Registration Rights and Stock Transfer Restriction agreement filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

*4(b)	Registration Statement on Form S-3 (Reg. Nos. 333-42481 and 333-42481-01), with respect to the 7% $150 million Senior Notes due 2005 of Blount, Inc. which are guaranteed by Blount International, Inc., including amendments and exhibits, which became effective on June 17, 1998.

BLOUNT INTERNATIONAL, INC.

*4(c)	Form of stock certificate of New Blount common stock filed as part of the Proxy Statement-Prospectus which forms a part of the previously filed on July 15, 1999, by Blount International, Inc., Registration Statement on Form S-4 (Reg. No. 333-82973).

*4(d)	Indenture between Blount, Inc., as issuer, Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., and CTR Manufacturing, Inc., as Guarantors, and United States Trust Company of New York, dated as of August 19, 1999, (including exhibits) which was filed as Exhibit 4.1 to the report on Form 10-Q for the third quarter ended September 30, 1999.

*4(e)	Registration Right Agreement by and among Blount, Inc., Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI. L.L.C., Blount Development Corp., Omark Properties, Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., CTR Manufacturing, Inc., and Lehman Brothers, Inc. dated as of August 19, 1999, filed as Exhibit 4.2 to the report on Form 10-Q for the third quarter ended September 30, 1999.

*4(f)	Registration Statement on Form S-4 (Reg. No. 333-92481) with respect to the 13% $325 million Senior Subordinated Notes of Blount, Inc. guaranteed by Blount International, Inc., including amendments and exhibits, effective on January 19, 2000.

*4(g)	Purchase Agreement between Blount International, Inc., and an affiliate of Lehman Brothers Merchant Banking Partners II, L.P. for sale of $20,000,000 of a convertible preferred equivalent security, together with warrants for common stock, as filed on Form 8-K on March 13, 2001.

*4(h)	Credit Agreement, dated as of May 15, 2003 among Blount, Inc., the other parties named therein as credit parties, the several banks and financial institutions or entities named therein as lenders, General Electric Capital Canada, Inc., as Canadian agent, and General Electric Capital Corporation, as agent and collateral agent, which was filed as Exhibit 99.2 to the report on Form 8-K filed by Blount International, Inc., on May 19, 2003.

*4(i)	Amended and Restated Credit Agreement dated as of August 9, 2004 among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and General Electric Capital Canada Inc., as Canadian Administrative Agent and Canadian Lender, GECC Capital Markets Group Inc., as Lead Arranger and Book Runner and BNP PARIBAS, as Syndication Agent, which was filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2004.

*4(j)	Amendment No. 1 dated as of December 1, 2004 to the Amended and Restated Senior Credit Amendment dated August 9, 2004 among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and General Electric Capital Canada Inc., as Canadian Administrative Agent and Canadian Lender, GECC Capital Markets Group Inc., as Lead Arranger and Book Runner and BNP PARIBAS, as Syndication Agent, which was filed as Exhibit 99.1 to the report on Form 8-K filed by Blount International, Inc., on December 3, 2004.

*4(k)	Registration Statement on Form S-1 (Reg. No. 333-114840) with respect to the 8 7/8% Senior Subordinated Notes of Blount, Inc. which are guaranteed by BI, LLC, Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Fabtek Corporation and Windsor Forestry Tools LLC and 10,000,000 shares of common stock of Blount International, Inc. including amendments and exhibits, which became effective on August 3, 2004.

*4(l)	Registration Statement on Form S-3 (Reg. No. 333-120661) with respect to 18,000,000 shares of common stock of Blount International, Inc., which became effective on December 6, 2004.

BLOUNT INTERNATIONAL, INC.

*9(a)	Stockholder Agreement, dated as of April 18, 1999, between Red Dog Acquisition, corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P., a Delaware limited partnership, and The Blount Holding Company, L.P., a Delaware limited partnership which was filed as Exhibit 9 to the Form 8-K/A filed April 20, 1999.

*10(a)	Supplemental Retirement and Disability Plan of Blount, Inc. which was filed as Exhibit 10(e) to the Annual Report of Blount, Inc., on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(b)	Written description of the Executive Management Annual Incentive Plan of Blount International, Inc., Effective as of January 1, 2000, which was included within the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 17, 2000 (Commission File No. 1-11549).

*10(c)	Supplemental Retirement Savings Plan of Blount, Inc. which was filed as Exhibit 10(i) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(d)	Blount, Inc. Executive Benefit Plans Trust Agreement and Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(e)	Blount, Inc. Benefits Protection Trust Agreement and Amendment To ad Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(f)	1999 Stock Incentive Plan of Blount International, Inc. filed as Exhibit B to Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 17, 2000 (Commission File No. 1-11549).

*10(g)	2000 Stock Incentive Plan of Blount International, Inc. filed as Exhibit C to Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 17, 2000 (Commission File No. 1-11549).

*10(h)	The Blount Deferred Compensation Plan which was filed as Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

*10(i)	Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and Richard H. Irving, III filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

*10(j)	Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

*10(k)	Employment Agreement, effective as of August 15, 2000, between Blount International, Inc. and Dennis E. Eagan and filed as Exhibit 10(s) on Form 10K for the year ended December 31, 2001.

*10(l)	1999 Stock Incentive Plan and 2000 Stock Incentive Plan of Blount International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-913-90) exhibits, which became effective June 27, 2002.

*10(m)	Amendment to Employment Agreement between Blount Inc. and Kenneth O. Saito dated August 16, 2002.

*10(n)	Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated February 14, 2002.

*10(o)	Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated August 19, 2002.

*10(p)	Employment Agreement between Blount, Inc. and Kenneth O. Saito dated June 1, 1999.

*10(q)	Amended and Restated Employment Agreement between Blount International, Inc. and James S. Osterman dated February 2, 2004.

*10(r)	Amended and Restated Employment Agreement between Blount International, Inc. and Calvin E. Jenness dated March 1, 2004.

BLOUNT INTERNATIONAL, INC.

*14	Code of Ethics for Covered Officers as approved by Audit Committee on February 2, 2004.

21	A list of the significant subsidiaries of Blount International, Inc. included herein on page 67.

23	Consent of Independent Registered Public Accounting Firm included herein on page 68.

**31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer.

**31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness Chief Financial Officer.

**32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer.

**32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness Chief Financial Officer.

* Incorporated by reference

** Filed electronically herewith. Copies of such exhibits may be obtained upon written request from:

Blount International, Inc.
P.O. Box 22127
Portland, Oregon 97269-2127

BLOUNT INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BLOUNT INTERNATIONAL, INC.

  By:  /s/ Calvin E. Jenness

  Calvin E. Jenness
  Senior Vice President and
  Chief Financial Officer

Dated: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 10, 2006

/s/	Eliot M. Fried

	Eliot M. Fried	Lead Director

/s/	Harold E. Layman

	Harold E. Layman	Director

/s/	R. Eugene Cartledge

	R. Eugene Cartledge	Director

/s/	James S. Osterman

	James S. Osterman	Chairman and Chief Executive Officer and Director

/s/	Joshua L. Collins

	Joshua L. Collins	Director

/s/	E. Daniel James

	E. Daniel James	Director

/s/	Thomas J. Fruechtel

	Thomas J. Fruechtel	Director

/s/	Robert D. Kennedy

	Robert D. Kennedy	Director

BLOUNT INTERNATIONAL, INC.

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Blount International, Inc. and Subsidiaries

(Dollar amounts in millions)
Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year Ended December 31, 2005:
Allowance for doubtful accounts receivable	$2,371	$271		$(403)	$2,239
Allowance for valuation of deferred tax assets	$57,867	$(54,033)		$(927)	$2,907
Year Ended December 31, 2004:
Allowance for doubtful accounts receivable	$2,959	$(87)		$(501)	$2,371
Allowance for valuation of deferred tax assets	$47,253	$10,614	$		$57,867
Year Ended December 31, 2003:
Allowance for doubtful accounts receivable	$4,328	$551		$(1,920)	$2,959
Allowance for valuation of deferred tax assets	$	$47,253	$		$47,253

BLOUNT INTERNATIONAL, INC.