Form 10-Q
period 2006-03-31
BLOUNT INTERNATIONAL INC
filed 2006-05-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	63 0780521
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4909 SE International Way, Portland, Oregon	97222-4679
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2006
$0.01 Par Value	47,141,525 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Index

Part I Financial Information

Item 1. Consolidated Financial Statements

Unaudited Consolidated Statements of Income Three months ended March 31, 2006 and 2005

Unaudited Consolidated Balance Sheets March 31, 2006 and December 31, 2005

Unaudited Consolidated Statements of Cash Flows Three months ended March 31, 2006 and 2005

Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) Three months ended March 31, 2006

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II Other Information

Item 6. Exhibits

Signature

PART I      FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2006	2005

Sales	$177,740	$185,254
Cost of sales	121,937	125,285
Gross profit	55,803	59,969
Selling, general and administrative expenses	32,603	30,396
Operating income	23,200	29,573
Interest income	71	241
Interest expense	(9,068)	(9,148)
Other income (expense), net	153	(31)
Income before income taxes	14,356	20,635
Provision for income taxes	5,399	3,405
Net income	$8,957	$17,230

Basic net income per share	$0.19	$0.38

Diluted net income per share	$0.19	$0.36

Shares used in per share calculations:
Basic	47,065	45,102
Diluted	47,784	47,292

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share data)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$9,616	$12,937
Accounts receivable, net of allowance for doubtful accounts of $2,609 and $2,239 respectively	93,060	93,593
Inventories	96,952	85,274
Deferred income taxes	26,397	28,551
Other current assets	6,401	6,250
Total current assets	232,426	226,605
Property, plant and equipment, net	102,035	101,538
Goodwill	76,891	76,891
Deferred financing costs	17,516	17,603
Deferred income taxes	12,801	12,233
Other assets	20,600	20,322
Total Assets	$462,269	$455,192

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,500	$2,360
Accounts payable	37,576	41,224
Accrued expenses	64,263	69,692
Other current liabilities	533	1,115
Total current liabilities	103,872	114,391
Long-term debt, exclusive of current maturities	421,750	405,363
Deferred income taxes	4,296	4,250
Employee benefits	54,949	65,853
Other liabilities	10,948	10,522
Total liabilities	595,815	600,379
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,100,031 and 47,004,292 outstanding, respectively	471	470
Capital in excess of par value of stock	569,180	566,692
Accumulated deficit	(694,593)	(703,550)
Accumulated other comprehensive loss	(8,604)	(8,799)
Total stockholders’ (deficit)	(133,546)	(145,187)
Total Liabilities and Stockholders’ Deficit	$462,269	$455,192

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income	$8,957	$17,230
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	4,232	3,813
Amortization, stock compensation and other non-cash charges	2,584	898
Excess tax benefit from share-based compensation	(302)
Deferred income tax provision	2,319	302
(Gain) loss on disposal of property, plant, and equipment	25	(5)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	533	(21,047)
(Increase) decrease in inventories	(11,678)	(9,196)
(Increase) decrease in other assets	(439)	(612)
Increase (decrease) in accounts payable	(3,648)	1,572
Increase (decrease) in accrued expenses	(5,807)	(6,545)
Increase (decrease) in other liabilities	(11,546)	(681)
Net cash used in operating activities	(14,770)	(14,271)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	26	21
Purchases of property, plant and equipment	(4,097)	(5,038)
Net cash used in investing activities	(4,071)	(5,017)

Cash flows from financing activities:
Net borrowings under revolving credit facility	98,250
Repayment of term loan principal	(82,723)	(800)
Issuance costs related to debt	(700)	(2,536)
Issuance costs related to stock		(1,425)
Excess tax benefit from share-based compensation	302
Proceeds from exercise of stock options	391	1,745
Net cash provided by (used in) financing activities	15,520	(3,016)

Net decrease in cash and cash equivalents	(3,321)	(22,304)
Cash and cash equivalents at beginning of period	12,937	48,570
Cash and cash equivalents at end of period	$9,616	$26,266

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(in 000’s)

Balance December 31, 2005	47,004	$470	$566,692	$(703,550)	$(8,799)	$(145,187)

Net income				8,957		8,957
Other comprehensive income (loss):
Foreign currency translation adjustment					204	204
Unrealized losses					(9)	(9)
Comprehensive income, net						9,152
Exercise of stock options	96	1	692			693
Stock compensation expense			1,796			1,796
Balance March 31, 2006	47,100	$471	$569,180	$(694,593)	$(8,604)	$(133,546)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation. The unaudited consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries (“Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows and changes in stockholders’ equity for the periods presented.

The accompanying financial data as of March 31, 2006 and for the three months ended March 31, 2006 and March 31, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. It is reasonably possible that actual results could differ materially from those estimates and significant changes to estimates could occur in the near term.

Reclassifications. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported net income or net stockholders’ deficit.

NOTE 2:  INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Raw materials and supplies	$32,481	$29,254
Work in progress	15,954	14,276
Finished goods	48,517	41,744
Total inventories	$96,952	$85,274

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Land	$5,781	$5,781
Buildings and improvements	69,336	68,941
Machinery and equipment	194,185	194,616
Furniture, fixtures and office equipment	35,866	34,768
Construction in progress	10,445	10,146
Accumulated depreciation	(213,578)	(212,714)
Total property, plant and equipment, net	$102,035	$101,538

NOTE 4:  DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs, and the related amortization expense, are adjusted when any pre-payments of principal are made to the related outstanding debt. During the three months ended March 31, 2006, the following occurred (see Note 6):

(Amounts in thousands)
Balance at December 31, 2005	$17,603
Financing costs deferred	700
Amortization during period	(787)
Balance at March 31, 2006	$17,516

Estimated amortization remaining, by year, assuming no further pre-payments of principal, is as follows:

(Amounts in thousands)	Estimated Annual Amortization
2006	$2,941
2007	3,922
2008	3,922
2009	3,250
2010 and beyond	3,481
Total amortization	$17,516

NOTE 5:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Salaries, wages and related withholdings	$18,910	$23,176
Employee benefits	13,448	11,150
Accrued customer incentives	7,162	7,350
Accrued interest	5,385	9,534
Warranty reserve	4,772	4,888
Accrued taxes	2,406	2,763
Product liability costs	2,169	2,286
Other	10,011	8,545
Total accrued expenses	$64,263	$69,692

NOTE 6:  LONG TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Revolving credit facility	$98,250
Term loans	150,000	$232,723
8 7/8% senior subordinated notes	175,000	175,000
Total debt	423,250	407,723
Less current maturities	(1,500)	(2,360)
Long-term debt	$421,750	$405,363

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2006	$1,125
2007	1,500
2008	1,500
2009	99,750
2010	144,375
2011 and beyond	175,000
Total debt	$423,250

The weighted average interest rate on outstanding debt as of March 31, 2006 was 7.47%.

2006 Amendment to Credit Facilities. On March 23, 2006, the Company amended its senior credit facilities. This amendment included the following changes to the term loans and revolving credit facility:

•                  Maximum availability under the revolving credit facility was increased from $100.0 million to $150.0 million.

•                  Interest rates were reduced by 0.75% for the term B loan and 1.00% for the revolving credit facility.

•                  Certain financial covenants were modified, including increases to the amounts that may be paid for acquisitions, dividends and repurchase of Company stock, as well as modifications to certain financial ratio requirements.

•                  The Company paid fees of $0.5 million and estimates an additional $0.2 million in third party costs will be paid for the amendment.

Immediately following the amendment, the Company completed the following transactions:

•                  $82.1 million was borrowed under the revolving credit facility.

•                  The total principal balance of $4.6 million was paid off on the Canadian term loan, and such loan was cancelled.

•                  $77.5 million in principal was paid against the term B loan leaving a balance of $150.0 million outstanding.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2006, the Company had the ability to borrow an additional $45.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009. Interest is payable monthly in arrears on any prime rate borrowings and at the individual maturity dates for any LIBOR-based term borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term B loan bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term B loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date. Once repaid, principal under the term B loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of Company assets or the issuance of stock under certain circumstances, and upon the Company’s annual generation of excess cash flow as determined under the credit agreement.

Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the amended senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

The amended and restated senior credit facilities contain financial covenants relating, among other categories, to capital expenditures, investments, loans and advances, indebtedness, and the sale of stock or assets. The Company was in compliance with all debt covenants as of March 31, 2006.

NOTE 7:  INCOME TAXES

In 2003, the Company recorded a valuation allowance against its deferred tax assets in the U.S. because management determined that it was more likely than not that such deferred tax assets would not be realized. The deferred tax assets were comprised principally of domestic net operating loss carryforwards generated during 2001 and 2003, state net operating loss carryforwards generated from 1998 through 2003, a domestic capital loss carryforward from 2001 and other expenses not currently deductible for tax purposes. Subsequent to 2003, additional deferred tax assets and valuation allowances were recorded for 2004 domestic net operating losses and other expenses not currently deductible for tax purposes.

In the fourth quarter of 2005, the Company concluded that, except for a few specific deferred tax assets, it was more likely than not that the Company will realize the majority of these deferred tax assets. Therefore, the Company reversed the majority of the valuation allowance as of December 31, 2005. The remaining valuation allowance of $2.9 million as of December 31, 2005 pertains to certain tax credit and state NOL carryforwards that are not currently expected to be realized before they expire.

The effect of the Company’s domestic net operating loss carryforwards and the related valuation allowance was that the income tax provision for the three months ended March 31, 2005 primarily consisted of foreign, state and local taxes, with minimal federal tax expense recognized. The income tax provision for the three months ended March 31, 2006 consisted of federal, foreign, state and local taxes. The Company continues to utilize its various net operating loss and tax credit carryforwards to reduce the amount of cash tax payments required.

NOTE 8:  PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S. and Canada. The Company also sponsors various other post-retirement medical and benefit plans covering many of its current and former employees. The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2006	2005	2006	2005
Service cost	$1,735	$1,483	$122	$107
Interest cost	2,575	2,394	569	514
Expected return on plan assets	(2,785)	(2,419)	(3)	(11)
Amortization of prior service cost	93	93	3	2
Amortization of net loss	813	652	338	271
Total net periodic benefit cost	$2,431	$2,203	$1,029	$883

NOTE 9:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

March 31,
(Amounts in thousands)	2006
Warranty reserve	$4,772
Letters of credit outstanding	6,035
Third party financing agreements (1)	2,842
Accounts receivable securitization (2)	248
Total guarantees and other commercial commitments	$13,897

(1)  Applicable to third party financing agreements for customer equipment purchases.

(2)  Includes guarantees to a third party financing company of certain accounts receivable.

The warranty reserve is included in accrued expenses on the consolidated balance sheet. In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 15).

Changes in the warranty reserve are as follows:

Three Months Ended March 31,
(Amounts in thousands)	2006
Balance at December 31, 2005	$4,888
Accrued warranty expense	851
Payments made (in cash or in-kind)	(967)
Balance at March 31, 2006	$4,772

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute to the cost of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company’s potential share of the estimated cost ranged from approximately $20 thousand to $0.3 million. As of March 31, 2006 and December 31, 2005, the Company had accrued $0.1 million for the potential costs of any clean-up at the Site. The Company incurred no costs during the three months ended March 31, 2006 or 2005 in connection with the remediation efforts at the Site.

On June 30, 2005, the Company was served with a “notice of meeting” on behalf of Williams Control, Inc. (“WCI”) in connection with WCI’s agreement with the State of Oregon Department of Environmental Quality (“DEQ”) to enter into the voluntary cleanup program (the “Program”) relating to WCI’s facility located near Portland, Oregon (the “WCI Site”).

The notice alleges that Blount, Inc. is responsible for some portion of any required cleanup or remediation related to the Program as a successor in interest to Omark Industries, Inc. (“Omark”) through Omark’s alleged operations at the WCI Site from 1968 through 1973. The Company understands that one or more other prior operators of the business, including the entity from which WCI purchased the business, and the landowner of the WCI Site, have also been served with the notice. One such prior operator has recently filed a petition in federal bankruptcy court for matters apparently unrelated to its involvement in this environmental matter. The impact of this petition on the ultimate allocation of the costs of the Program, and of this party’s ability to discharge any share allocated to it, is under review.

WCI alleges that a plume of chlorinated solvents, primarily TCE, is contained in groundwater at the Site and has migrated onto neighboring properties. At this time, the Company does not know the number of locations or the extent of contamination, if any, that may be involved.

Although there have been discussions among several of the potential participants to any settlement, at this stage, the Company does not have a sufficient basis to determine whether it has any liability in this matter or, if it does, what its share of any costs of remediation would be; however, based upon estimates of remediation costs and apportionments furnished by WCI, the Company does not believe that any cost to it will have a materially adverse effect on its consolidated financial position, results of operations or cash flows. The Company has reserved all of its rights in this matter and is investigating further.

The Company is a defendant in a number of product liability lawsuits and other legal proceedings, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. In addition, the Company is a party to a number of other suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

NOTE 10:  EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings per share computations was as follows:

	Three Months Ended March 31,
(Shares in thousands)	2006	2005
Shares for basic income per share computation – weighted average common shares outstanding	47,065	45,102
Dilutive effect of stock options and warrants	719	2,190
Shares for diluted income per share computation	47,784	47,292
Options and stock appreciation rights excluded from computation as anti-dilutive	778	7

NOTE 11:  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based compensation to employees, including grants of employee stock options and stock appreciation rights (“SARs”), to be valued at fair value on the date of grant, and to be expensed over the applicable service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based compensation is no longer an alternative to expense recognition. The adoption of SFAS No. 123(R) resulted in a reduction in income before taxes of $1.8 million and a reduction in net income of $1.2 million in the three months ended March 31, 2006. The adoption of SFAS 123(R) reduced basic and diluted earnings per share by $0.02 for the three months ended March 31, 2006. Under the modified prospective application method the results for prior periods have not been restated.

Under the Company’s 1999 Stock Incentive Plan and 2000 Stock Incentive Plan, options to purchase the Company’s common stock, SARs and other forms of stock-based compensation could be granted to employees, directors and other persons who perform services for the Company. Such options may be either incentive stock options or non-qualified stock options. Options and SARs generally vest in equal installments over a three year period and expire ten years from the date of grant. The number of shares which could be issued under these two plans could not exceed an aggregate of 5,875,000 shares.

The fair value of options and SARs was estimated on the grant date using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2006 was derived from the “simplified” method described in U. S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 (“SAB 107”). The expected average life for options granted in 2005 was based on historical data and management estimate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate.

The following assumptions were used to estimate fair value:

	Three Months Ended March 31,
	2006	2005
Estimated average life	6 years	5 years
Risk-free interest rate	4.6%	3.7%
Expected volatility	26.7%	43.4% - 43.9%
Weighted average volatility	26.7%	43.5%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$ 6.09	$ 7.44

A summary of stock option and stock-settled SARs activity for the first quarter of 2006 is presented in the following table:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in ‘000’s)			(in ‘000’s)
Outstanding options at beginning of period	3,118	$9.22
SARs Granted	612	16.76
Options Exercised	(96)	4.09
Options Forfeited	(10)	6.77
Outstanding options and SARs at end of period	3,624	10.63	6.6	$20,518

Outstanding options at end of period	3,012	9.39	5.9	20,518
Outstanding SARs at end of period	612	16.76	9.9	0

Options Exercisable at end of period	2,666	$8.45	5.5	$20,516

The total intrinsic value of options exercised was $1.2 million and $2.3 million during the three months ended March 31, 2006 and 2005 respectively. The total fair value of options which vested during the three months ended March 31, 2006 and 2005 was $22 thousand and zero, respectively.

The total share-based compensation cost recognized in income during the three months ended March 31, 2006 and 2005 was $1.8 million and $36 thousand respectively. The total tax benefit related to share-based compensation recognized in the three months ending March 31, 2006 and 2005 was $0.6 million and $6 thousand. As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized is $3.0 million. The weighted-average period over which this expense is expected to be recognized is 1.3 years.

The total amount of cash received from options exercised during the three months ended March 31, 2006 and 2005 was $0.4 million and $1.7 million respectively. The tax benefit realized from stock options exercised during the three months ended March 31, 2006 and 2005 was $0.3 million and zero respectively. No cash was used to settle equity instruments in the three months ended March 31, 2006 and 2005. The Company’s policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, stock options and SARs granted by the Company are eligible for continued vesting upon the retirement of the employee. SFAS No. 123(R) clarified that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement eligible prior to the completion of the vesting period. Prior to the adoption of SFAS No. 123(R) the Company’s pro forma disclosure reflected the expense of such options ratably over the stated vesting period. The SEC has recently clarified that companies should continue to follow the expense amortization method they have been using for pro forma disclosure until adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for retirement within the vesting period. Had the Company been accounting for such stock options using the accelerated amortization schedule for those employees that were eligible for retirement or became eligible for retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure for the three months ended March 31, 2005 would not have been material. The amount of accelerated amortization of expense recognized for those employees that were retirement eligible or became retirement eligible within the vesting period during the three months ended March 31, 2006 was $1.4 million.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the fair value at the grant dates in accordance with SFAS 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”.

Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2005
Net income as reported	$17,230
Add: stock-based employee compensation cost, net of tax, included in the reported results	30
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income under fair value method	(198)
Pro forma net income	$17,062

Basic earnings per share as reported	$0.38
Pro forma basic earnings per share	$0.38
Diluted earnings per share as reported	$0.36
Pro forma diluted earnings per share	$0.36

On April 25, 2006, the Company’s stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the 1999 and 2000 plans were terminated at that time. The 2006 Plan provides for substantially similar terms and conditions of stock-based awards to the predecessor plans, but also provides for the use of restricted stock awards. The maximum number of shares that may be awarded under the 2006 Plan is 4,236,919, of which 736,919 represent shares remaining under the 1999 and 2000 plans that were transferred to the 2006 Plan. The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000.

NOTE 12:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has three reportable segments: Outdoor Products, Industrial and Power Equipment and Lawnmower. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete cutting equipment, and lawnmower blades and accessories for outdoor care equipment. Industrial and Power Equipment manufactures and markets timber harvesting equipment, industrial tractors and loaders, rotation bearings and swing drives. The Lawnmower segment manufactures and markets zero-turn riding lawnmowers and related accessories.

Certain financial information by segment is presented in the table below:

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Sales:
Outdoor Products	$114,196	$116,801
Industrial and Power Equipment	49,842	56,016
Lawnmower	13,938	12,742
Inter-Segment Elimination	(236)	(305)
Total Sales	$177,740	$185,254

Operating income:
Outdoor Products	$24,807	$28,486
Industrial and Power Equipment	3,323	4,747
Lawnmower	916	241
Inter-Segment Elimination	(43)	(39)
Contribution from segments	29,003	33,435
Corporate expenses	(5,803)	(3,862)
Operating income	$23,200	$29,573

NOTE 13:  RELATED PARTY TRANSACTIONS

In March 2005, $3.2 million was paid to an affiliate of Lehman Brothers Banking Partners II, L.P. (“Lehman Brothers”) for previously accrued advisory fees relating to refinancing transactions involving the sale of stock and the issuance and repayment of debt in 2004. Lehman Brothers owned approximately 33% of the Company’s common stock outstanding at the time of this transaction and owned approximately 19% of the Company’s common stock outstanding as of March 31, 2006.

NOTE 14:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Interest paid	$12,288	$8,459
Income taxes paid, net	3,199	4,798

NOTE 15:  CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries. The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended March 31, 2006
Sales		$119,624	$42,587	$69,151	$(53,622)	$177,740
Cost of sales		90,889	32,728	53,412	(55,092)	121,937
Gross profit		28,735	9,859	15,739	1,470	55,803
Selling, general and administrative expenses		20,324	5,047	7,232		32,603
Operating income		8,411	4,812	8,507	1,470	23,200
Other, net	$(5,353)	(2,925)	(161)	(405)		(8,844)
Income (loss) before income taxes	(5,353)	5,486	4,651	8,102	1,470	14,356
Provision (benefit) for income taxes	(2,013)	4,842	233	2,337		5,399
Income (loss)	(3,340)	644	4,418	5,765	1,470	8,957
Equity in earnings of affiliated companies, net	12,297	11,653	64		(24,014)
Net income	$8,957	$12,297	$4,482	$5,765	$(22,544)	$8,957

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended March 31, 2005
Sales		$121,931	$42,000	$71,688	$(50,365)	$185,254
Cost of sales		92,439	34,253	51,343	(52,750)	125,285
Gross profit		29,492	7,747	20,345	2,385	59,969
Selling, general and administrative expenses		18,129	4,024	8,243		30,396
Operating income		11,363	3,723	12,102	2,385	29,573
Other, net	$(4,032)	(4,777)	(131)	2		(8,938)
Income (loss) before income taxes	(4,032)	6,586	3,592	12,104	2,385	20,635
Provision (benefit) for income taxes	(665)	(726)	180	4,616		3,405
Income (loss)	(3,367)	7,312	3,412	7,488	2,385	17,230
Equity in earnings of affiliated companies, net	20,597	13,285	69		(33,951)
Net income (loss)	$17,230	$20,597	$3,481	$7,488	$(31,566)	$17,230

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

March 31, 2006

Assets

Cash and cash equivalents				$11,701	$(2,085)	$9,616
Accounts receivable, net		$43,719	$22,931	26,410		93,060
Intercompany receivables		169,547	65,982	9,087	(244,616)
Inventories		39,273	27,428	30,251		96,952
Other current assets		29,071	774	2,953		32,798
Total current assets		281,610	117,115	80,402	(246,701)	232,426
Investments in affiliated companies	$112,437	274,422	387	248	(387,494)
Property, plant and equipment, net		26,492	32,305	43,238		102,035
Goodwill and other assets		81,298	30,719	15,791		127,808
Total Assets	$112,437	$663,822	$180,526	$139,679	$(634,195)	$462,269

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		21,355	$9,424	$8,882	$(2,085)	37,576
Intercompany payables	$244,616				(244,616)
Accrued expenses		43,240	7,863	13,693		64,796
Total current liabilities	244,616	66,095	17,287	22,575	(246,701)	103,872
Long-term debt, excluding current maturities		421,750				421,750
Other liabilities	1,367	63,540	66	5,220		70,193
Total liabilities	245,983	551,385	17,353	27,795	(246,701)	595,815
Stockholders equity (deficit)	(133,546)	112,437	163,173	111,884	(387,494)	(133,546)
Total Liabilities and Stockholders’ Equity (Deficit)	$112,437	$663,822	$180,526	$139,679	$(634,195)	$462,269

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2005

Assets

Cash and cash equivalents		$43		$13,731	$(837)	$12,937
Accounts receivable, net		54,278	$18,831	20,484		93,593
Intercompany receivables		159,351	67,624	16,774	(243,749)
Inventories		38,688	23,784	22,802		85,274
Other current assets		31,404	867	2,530		34,801
Total current assets		283,764	111,106	76,321	(244,586)	226,605
Investments in affiliated companies	$99,943	261,663	323	248	(362,177)
Property, plant and equipment, net		26,558	32,591	42,389		101,538
Goodwill and other assets		79,924	30,708	16,417		127,049
Total Assets	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$2,313		$47		$2,360
Accounts payable		24,940	$9,375	7,746	$(837)	41,224
Intercompany payables	$243,749				(243,749)
Other current liabilities		49,862	7,179	13,766		70,807
Total current liabilities	243,749	77,115	16,554	21,559	(244,586)	114,391
Long-term debt, excluding current maturities		400,757		4,606		405,363
Other liabilities	1,381	74,094		5,150		80,625
Total liabilities	245,130	551,966	16,554	31,315	(244,586)	600,379
Stockholders equity (deficit)	(145,187)	99,943	158,174	104,060	(362,177)	(145,187)
Total Liabilities and Stockholders’ Equity (Deficit)	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Three Months Ended March 31, 2006

Net cash provided by (used in) operating activities	$1,998	$(19,836)	$461	$3,855	$(1,248)	$(14,770)

Net cash used in investing activities		(2,448)	(461)	(1,162)		(4,071)

Net cash provided by (used in) financing activities	(1,998)	22,241		(4,723)		15,520

Net decrease in cash and cash equivalents		(43)		(2,030)	(1,248)	(3,321)
Cash and cash equivalents at beginning of period		43		13,731	(837)	12,937
Cash and cash equivalents at end of period	$0	$0	$0	$11,701	$(2,085)	$9,616

For the Three Months Ended March 31, 2005

Net cash provided by (used in) operating activities	$(1,921)	$(7,770)	$2,902	$(7,482)		$(14,271)

Net cash used in investing activities		(1,251)	(442)	(3,324)		(5,017)

Net cash provided by (used in) financing activities	1,921	(4,925)		(12)		(3,016)

Net increase (decrease) in cash and cash equivalents		(13,946)	2,460	(10,818)		(22,304)
Cash and cash equivalents at beginning of period		17,229	(2,460)	33,801		48,570
Cash and cash equivalents at end of period	$0	$3,283	$0	$22,983		$26,266

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Sales for the first quarter ended March 31, 2006 were $177.7 million compared to $185.3 million in the first quarter of 2005. Operating income in the quarter decreased to $23.2 million in 2006 from $29.6 million in 2005. Net income for the first quarter of 2006 was $9.0 million ($0.19 per diluted share) compared to net income of $17.2 million ($0.36 per diluted share) for the same period in 2005.

Sales in the first quarter decreased by $7.5 million, or 4%, from the first quarter of 2005. This decrease includes an $8.0 million decline due to lower sales volume and a $2.2 million decline related to currency exchange rates. These factors were partially offset by a $2.7 million increase related to selling prices and mix. Highlights for the quarter included the following:

•                  In the Outdoor Products segment sales decreased by $2.6 million, or 2%, from last year’s record results, including a $2.2 million negative effect from foreign currency translation.

•                  In the Industrial and Power Equipment segment sales decreased by $6.2 million, or 11%. This decrease was primarily the result of a unit volume decline for timber harvesting equipment. Contributing to this decline was a brand name conversion that disrupted product flow, along with inventory adjustments in the distribution channel.

•                  In the Mower segment sales increased by $1.2 million, or 9%, including a 6% increase in unit volume and a stronger product mix.

•                  International sales, on a consolidated basis, decreased by 8% and domestic sales decreased by 1% compared to the first quarter of 2005.

Consolidated order backlog as of March 31, 2006 was $109.5 million, a decrease from $136.6 million at December 31, 2005 and $161.9 million at March 31, 2005.

Operating income decreased by $6.4 million to $23.2 million during the first quarter of 2006 compared to 2005, and was 13.1% of sales compared to 16.0% last year. The decrease includes a year over year reduction in gross profit of $4.2 million, or 7%, and an increase in SG&A expense of $2.2 million, or 7%. Included in these results are the following key factors:

•                  The unfavorable effect of lower sales revenue primarily from a reduction in sales of timber harvesting equipment;

•                  The unfavorable net effect of currency exchange rates, due to a weak US dollar relative to the Canadian dollar and the Brazilian real, and a relatively stronger US dollar relative to European currencies;

•                  Higher selling, general and administrative costs largely due to the adoption of a new accounting standard for stock-based compensation; and

•                  The favorable effect of lower steel costs.

The year over year change in consolidated gross profit is presented in the following table:

(Amounts in millions)
First quarter 2005 gross profit	$60.0
Increase (decrease)
Sales volume	(3.1)
Selling price and mix	2.7
Product cost and mix	(0.9)
Foreign currency translation	(2.9)
First quarter 2006 gross profit	$55.8

As a percent of sales, gross margin decreased to 31.4% in the first quarter of 2006 compared to 32.4% for the same period in 2005. Currency exchange rates contributed to lower sales in Europe as the average U.S. dollar exchange rate was 10% stronger than the euro (with similar ratios for other key European currencies). Exchange rates also contributed to higher product costs for our plants in Canada and Brazil, where the average exchange rates were approximately 7% and 22% weaker for the U.S. dollar compared to the respective local currencies. Lower unit volumes were experienced in our two largest segments. Steel prices, which have generally risen over the past two years, were favorable in the first quarter of 2006 compared to 2005 by an estimated $1.2 million, but the decrease was offset by other unfavorable factors, which included the effect of annual salary and wage increases and changes in product mix.

SG&A increased to $32.6 million in the first quarter of 2006 from $30.4 million in the same period of 2005. As a percent of sales, SG&A increased to 18.3% from 16.4% in 2005. The year over year increase of $2.2 million, or 7%, includes $1.8 million for stock-based compensation expense related to the adoption of a new accounting standard, a $0.3 million increase in salaries due to a 3.5% average increase in base compensation and $0.4 million increase for travel primarily to support international growth initiatives, partially offset by the $0.4 million favorable effect of currency exchange rates on expenses at our foreign offices.

Interest expense was $9.1 million during the first quarter of 2006, $0.1 million lower than last year due to a decrease in average outstanding debt balances, partially offset by an increase in average interest rates on our variable rate debt. Interest income decreased by $0.2 million, year over year, primarily due to a decline in average cash balances outstanding.

Our provision for income taxes was $5.4 million in the first quarter of 2006, with an effective tax rate of 37.6% on income before income taxes. This compares to last year’s first quarter provision of $3.4 million, which was 16.5% of income before income taxes. Last year’s significantly lower tax rate was primarily due to our application of a full valuation allowance on domestic tax assets, and was based upon a management determination concerning the likelihood of those assets being realized. This determination was first made in the third quarter of 2003 and was modified at December 31, 2005, when most of the remaining valuation allowance was reversed. The effect of this increase in our effective income tax rate is partially offset by a decrease in income before taxes during the first quarter of 2006 compared to the same period last year.

Net income for the first quarter of 2006 was $9.0 million, or $0.19 per diluted share, compared to net income of $17.2 million, or $0.36 per diluted share, in 2005. The $8.3 million decrease in net income is primarily due to the following:

•                  A decrease in operating income of $6.4 million for the first quarter; and

•                  An increase in the provision for income taxes of $2.0 million.

Segment Results. The following table reflects segment sales and operating income for 2006 and 2005:

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005	2006 as % of 2005
Sales:
Outdoor Products	$114,196	$116,801	98%
Industrial and Power Equipment	49,842	56,016	89%
Lawnmower	13,938	12,742	109%
Inter-Segment Elimination	(236)	(305)	77%
Total sales	177,740	185,254	96%
Operating income
Outdoor Products	24,807	28,486	87%
Industrial and Power Equipment	3,323	4,747	70%
Lawnmower	916	241	380%
Inter-Segment Elimination	(43)	(39)	110%
Contribution from segments	29,003	33,435	87%
Corporate expenses	(5,803)	(3,862)	150%
Operating income	$23,200	$29,573	78%

Outdoor Products Segment. Sales for the Outdoor Products segment in the first quarter of 2006 decreased $2.6 million, or 2%, compared to the same period of 2005, when the segment set an all time record for sales in a single quarter. The year over year effect of foreign currency translation on sales during the first quarter compared to last year was a reduction of $2.2 million. Lower sales volume resulted in a decrease of $1.8 million for the quarter. These decreases were partially offset by the combination of selling price and mix which resulted in an increase of $1.3 million for the quarter compared to the same period in 2005. Order backlog decreased to $70.3 million compared to $82.5 million at December 31, 2005, and $90.8 million at March 31, 2005. The decrease in backlog is partially due to increases in capacity and improved delivery to customers that have resulted in reduced order lead-time.

The decrease in sales during the first quarter reflects a 5% reduction in sales of our chain saw parts and accessories, offset partially by a 5% increase in sales of outdoor care parts and accessories, and an 8% increase in sales of our concrete cutting products. Geographically, sales increased in U.S. domestic markets by 8% compared to the prior year quarter, but were offset by a 7% decrease in international sales, a portion of which is due to the unfavorable foreign currency translation mentioned above.

First quarter segment contribution to operating income was $24.8 million compared to $28.5 million for 2005, or 21.7% of sales compared to 24.4% of sales last year. In the year over year comparison, the change in sales volume is estimated to have negatively impacted operating income by $1.2 million. Currency translation exchange rates have had an unfavorable net effect on the segment’s operating income estimated at $2.5 million for the first quarter ended March 31, 2006 compared to the same period in 2005. The effect of foreign currency exchange rates is due to the U.S. dollar weakening against the Canadian dollar and Brazilian real, the home currencies of the locations where product is sourced, combined with a net unfavorable effect of a U.S. dollar strengthening in markets such as Europe and Japan, where our products are sold. The combined net unfavorable effect on gross profit was $2.9 million, partially offset by a $0.4 million decrease related to exchange rates for SG&A expenses, primarily in our European sales offices. These overall unfavorable trends have been partially offset by decreases in steel prices of $0.9 million, selling price increases implemented in certain of our markets and lower spending in SG&A.

Industrial and Power Equipment Segment. Sales for the Industrial and Power Equipment segment decreased $6.2 million, or 11%, in the first quarter of 2006 compared to the same period of 2005. The year over year decline was due to lower unit sales of our timber harvesting equipment, estimated at $8.6 million compared to last year. This volume decrease was partially offset by improved price realization and mix of $0.6 million, and a volume increase in our gear components business. Geographically, the sales declined both domestically and internationally, with the international portion decreasing by $1.5 million, or 19%, compared to last year.

During the quarter we amended agreements established in 2003 with Caterpillar Inc. The amended agreements converted products offered under the Timberking brand to the “Caterpillar” or “CAT” brand. While sales for the first quarter included some initial CAT branded shipments, the brand conversion caused a planned disruption to product flow and contributed to a 39% decrease in Timberking/CAT brand sales on a year over year basis.

Order backlog for the segment was $38.0 million at March 31, 2006 compared to $45.0 million at December 31, 2005, and $69.8 million at March 31, 2005. Inventory levels for our timber harvesting equipment are high in certain areas and retail sales incentive programs have been implemented on a targeted basis. Also during the first quarter, market conditions for our harvesters and forwarders were weak in eastern Canada and the upper mid-western part of the United States due to weather-related factors. During the first quarter, production was shutdown at one of our three plants for a month due to the decrease in demand, and the same plant is scheduled to be shut down for a month in the second quarter. The segment manufactures primarily to sold dealer orders and carries very limited finished goods inventory.

Sales of our rotational bearings and mechanical power transmission products, which are sold primarily in domestic markets, were up $1.8 million, or 34%, compared to last year’s first quarter. The growth was primarily due to increased unit volumes that have been supported by improvements in manufacturing processes that generated better product flow and customer service.

Segment contribution to operating income decreased $1.4 million, or 30%, during the first quarter of 2006 compared to the same period in 2005. The year over year decrease includes the unfavorable effect from lower volume of $1.9 million, brand conversion costs of $0.8 million, increases in product development related to EPA-mandated Tier III engines and other product design projects of $0.5 million and expansion of our international sales organization of $0.2 million. These decreases were partially offset by the year over year favorable effects of improved price realization, product mix and product cost that has come from improved productivity and a small net decrease in steel prices. The operating margin was 6.7% for the first quarter of 2006 compared to 8.5% for the same period in 2005.

Lawnmower Segment. Sales for the Lawnmower segment increased $1.2 million, or 9%, in the first quarter of 2006, compared to our sales in the first quarter of 2005.

The results for the first quarter reflect higher average prices due to selling price increases and improved product mix compared to last year, resulting in $0.7 million of increased sales. Unit volume increased 6% compared to last year and generated $0.5 million of additional sales. Growth of international sales continues to be a point of focus, and international sales increased $0.6 million on a year over year basis, representing 16% of total segment sales for the three months ended March 31, 2006 compared to 13% for the same period of 2005. Order backlog, which is seasonal in this business, was $1.2 million at March 31, 2006 and compares to $9.1 million at December 31, 2005 and $1.3 million at March 31, 2005.

Segment contribution to operating income increased $0.7 million during the first quarter of 2006 compared to $0.2 million during the same period last year. The year over year increase is primarily the result of improved selling price realization and the stronger product mix, generating $0.6 million of additional gross profit. The increase in sales volume combined with a decrease in SG&A contributed $0.1 million. The operating margin was 6.6% during the first quarter of 2006 compared to 1.9% last year.

Corporate Expense. The increase of $1.9 million, or 50%, in corporate expense during the first quarter included $1.8 million related to the adoption of a new accounting standard for stock-based compensation, Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Adoption of SFAS No. 123(R) resulted in stock-based compensation expense during the first quarter of 2006 and the expensing of grants made to retirement-eligible employees at the time of grant. As a result, the compensation expense taken during the first quarter was higher than the expense expected in future quarters during 2006, and the total expected stock-based compensation expense for 2006 is now estimated at between $2.8 million and $3.2 million. In addition, salary and performance compensation expense increased $0.2 million, and was partially offset by decreases in legal and other professional service expenses compared to last year’s first quarter.

Financial Condition, Liquidity and Capital Resources

Total debt at March 31, 2006 was $423.3 million compared to $407.7 million at December 31, 2005. As of March 31, 2006, outstanding debt consisted of a balance on our revolving credit facility of $98.3 million, a term B loan of $150.0 million and 8 7/8% senior subordinated notes of $175.0 million. The interest rate is fixed on the senior subordinated notes but is variable on the revolving credit facility and term B loan. The increase in total debt was used to make voluntary contributions to our domestic funded pension plan, to fund semi-annual interest payments on our public debt and to support increases in working capital.

Interest expense was $9.1 million in the first quarter of 2006, a decrease of $0.1 million compared to the first quarter of 2005. The comparison includes the favorable effect from a reduction in the average principal amount of debt outstanding, but is largely offset by higher variable interest rates for the two comparable periods. Our interest expense may vary in the future because the revolving credit facility and term B loan interest rates are variable. Interest rates have risen throughout 2005 and the first quarter of 2006, although we reduced our variable interest rates with an amendment of our credit facilities in March 2006. Our weighted average interest rate on all debt was 7.47% as of March 31, 2006. Cash paid for interest in the first quarter of 2006 was $12.3 million compared to $8.5 million in the first quarter of 2005, and the increase is due to the difference in timing of term loan interest payments.

2006 Amendment to Credit Facilities. On March 23, 2006, the Company amended its senior credit facilities. This amendment included the following changes to the term notes and revolving credit facility:

•                  Maximum availability under the revolving credit facility was increased from $100.0 million to $150.0 million.

•                  Interest rates were reduced by 0.75% for the term B loan and 1.00% for the revolving credit facility.

•                  Certain financial covenants were modified, including increases to the amounts that may be expended for acquisitions, dividends and purchase of Company stock, as well as modifications to certain financial ratio requirements.

•                  The Company paid fees of $0.5 million and estimates that an additional $0.2 million in third party costs will be paid in connection with the amendment.

Immediately following the amendment, we completed the following transactions:

•                  $82.1 million was borrowed under the revolving credit facility.

•                  The total principal balance of $4.6 million was paid off on the Canadian term loan, and that loan was cancelled.

•                  $77.5 million in principal was paid against the term B loan, leaving a balance of $150.0 million outstanding.

The amended revolving credit facility provides total available borrowings up to $150.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2006, the Company had the ability to borrow an additional $45.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009. Interest is payable monthly in arrears on any prime rate borrowings and at the individual maturity dates for any LIBOR-based term borrowings. Any outstanding principal is due in its entirety on the maturity date.

The amended term B loan bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term B loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date. Once repaid, principal under the term B loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of our assets or the issuance of stock under certain circumstances, and upon the Company’s annual generation of excess cash flow as determined under the credit agreement. These credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets. The Company was in compliance with all debt covenants as of March 31, 2006. Specific financial covenant calculations under the agreements are as follows:

	Required Ratio	March 31, 2006
Fixed charge coverage ratio	Not less than 1.15	1.93
Leverage ratio	Not more than 4.25	3.19
First lien credit facilities leverage ratio	Not more than 2.75	1.89

Our debt continues to be significant, and future debt service payments continue to represent substantial obligations. This degree of leverage may adversely affect our operations and could have important consequences.

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations. We expect our remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures for at least the next twelve months. There can be no assurance, however, that these resources will be sufficient to meet our needs. We may also consider other options available to us in connection with future liquidity needs.

Cash and cash equivalents at March 31, 2006 were $9.6 million compared to $12.9 million at December 31, 2005. The $3.3 million decrease in our cash balance during the first three months of 2006 compares to a decrease of $22.3 million in the same period of 2005.

Cash used in operating activities is summarized in the following table:

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Net income	$8,957	$17,230
Non-cash items	8,858	5,008
Subtotal	17,815	22,238
Changes in assets and liabilities, net	(32,585)	(36,509)
Cash used for operating activities	$(14,770)	$(14,271)

Non-cash items consist of expense for depreciation of property, plant and equipment; amortization; stock compensation expense; tax benefit from exercise of stock options and other non-cash charges; deferred income taxes and (gain) loss on disposal of property, plant and equipment.

Cash used in operating activities during the three months ended March 31, 2006 of $14.8 million included the following:

•                  Net income of $9.0 million decreased $8.3 million due to the lower operating income that resulted from a decrease in sales, unfavorable currency exchange rates, additional stock compensation expense from our adoption of SFAS 123(R), and an increase in our effective income tax rate.

•                  Non-cash adjustments included stock compensation expense of $1.8 million related to the adoption of SFAS 123(R); $2.3 million of deferred tax expense related to our utilization of net operating losses to satisfy what would otherwise have become cash tax liabilities on domestic earnings; and depreciation, amortization and other non-cash charges of $5.0 million, an increase of $0.3 million compared to the same period in 2005, primarily due to higher depreciation expense.

•                  Changes in assets and liabilities, net, used $32.6 million of net cash and included the following items.

•                  An $11.7 million increase in inventories.

•                  A combined decrease in accounts payable and accrued expenses of $9.5 million, including a $4.1 million reduction of accrued interest, and $4.4 million reduction in accruals for performance-based compensation related to 2005 that was paid during the first quarter of 2006.

•                  A decrease in other liabilities of $11.5 million included contributions of $12.3 million towards our funded pension plans.

Cash used in operating activities during the three months ended March 31, 2005 of $14.3 million included the following:

•                  Net income of $17.2 million.

•                  Non-cash adjustments of $5.0 million for depreciation, amortization, deferred tax expense, and other non-cash charges.

•                  Changes in assets and liabilities, net, used $36.5 million of net cash and included the following items.

•                  A $21.0 million increase in accounts receivable due to the increase in sales, as well as sales programs in certain of our segments, which also contributed to the increase in accounts receivable balances.

•                  A $9.2 million increase in inventories across our three segments, primarily due to business growth.

•                  A combined decrease in accounts payable and accrued expenses of $5.0 million, including $8.1 million reduction in accruals for performance-based compensation related to 2004 that was paid during the first quarter of 2005, offset by other increases related to business growth.

•                  A decrease in other liabilities of $0.7 million included a contribution of $2.0 million towards our funded pension plans.

Accounts receivable decreased during the first quarter of 2006 by $0.5 million from the end of 2005. The increase in receivables includes a $2.6 million increase in trade receivables, partially offset by a $0.4 million increase in the allowance for doubtful accounts and $2.7 million decrease in other receivables. The allowance for doubtful accounts increased to $2.6 million compared to $2.2 million at December 31, 2005.

Cash taxes paid during the first quarter of 2006 were $3.2 million compared to $4.8 million for the same period in 2005. During 2006, cash taxes are expected to approximate the 2005 level even though the effective tax rate has increased, since we continue to utilize net operating loss carryforwards to reduce current taxes payable.

Net cash used for investing activities in the first three months of 2006 was $4.1 million compared to $5.0 million for the same period in 2005, with virtually all of the activity consisting of expenditures for property, plant and equipment. The 2006 expenditures included $0.7 million towards capacity for our facility in China, $0.8 million for business systems and related support equipment, and other routine manufacturing equipment. The 2005 expenditures included capital spending for additional capacity, with $1.3 million for our China facility, $1.5 million in our Brazilian facility, and other routine expenditures primarily for our manufacturing facilities. During 2006 we expect to utilize approximately $25.0 million in available cash for capital purchases, much of it directed toward increasing our manufacturing capacity in the Outdoor Products segment.

Cash provided by financing activities in the first three months of 2006 was $15.5 million compared to cash used of $3.0 million in the comparable period of 2005. The 2006 activity included the following transactions:

•                  A net draw down of $98.3 million on our revolving credit facility to support operations and fund the reduction of term loan debt as part of the amendment to our senior credit facilities that occurred in March 2006.

•                  Payments of $82.7 million of principal on our term loan debt, which included $0.6 million of scheduled payments and $82.1 million related to the March 2006 amendment of our senior credit facilities.

•                  Expenditures of $0.7 million incurred with the March 2006 amendment to our senior credit facilities.

•                  Exercise of stock options that generated $0.7 million, including $0.4 million of proceeds from the exercise of stock options, and a related $0.3 million of tax benefit from these exercises that is recognized as a financing activity under SFAS
No. 123(R).

The 2005 activity included the following transactions:

•                  Scheduled payment of $0.8 million of principal on our term loans.

•                  Payment of previously recorded debt issuance costs of $2.5 million, and previously recorded stock issuance costs of $1.4 million, related to financing transactions completed in 2004.

•                  Proceeds from the exercise of stock options of $1.7 million.

Of the amounts disbursed for debt and equity issuance costs in the first three months of 2005, $3.2 million was paid to Lehman Brothers, which previously controlled more than 50% of our outstanding common stock.

Critical Accounting Policies

On January 1, 2006 we adopted a new accounting standard, SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), to be valued at fair value on the date of grant, and to be expensed over the applicable service period. Prior to the adoption of this new standard, our policy was to account for stock-based compensation under Accounting Principals Board Opinion No. 25, using the intrinsic value method for stock options, and to provide pro forma disclosure of the income statement effects of share-based payments using fair value accounting.

In implementing this new standard, the modified prospective method was selected, and as a result the comparison to financial results in periods ending prior to our date of adoption will not include the effects of expense recognition for similar transactions. During the three months ended March 31, 2006, stock compensation expense was $1.2 million, net of the tax effect. This compares to pro forma expense of $0.2 million net of tax for the same period in 2005. At March 31, 2006, there was $3.0 million of total compensation cost for non-vested awards that has not yet been recognized, with the weighted average period over which it is expected to be recognized at 1.3 years.

Under certain conditions, stock options and SARs granted by the Company are eligible for continued vesting upon the retirement of the employee. SFAS No. 123(R) clarified that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement eligible prior to the completion of the vesting period. The amount of accelerated amortization of expense recognized for those employees that were retirement eligible or became retirement eligible within the vesting period during the three months ended March 31, 2006 was $1.4 million.

With the adoption SFAS No. 123(R), there was no material difference in valuation methodologies or assumptions used to estimate fair value compared to our previous pro forma disclosure. Furthermore, there have been no modifications to outstanding options during the period this standard was adopted, or any changes in the terms or conditions. New awards were granted during the first quarter of 2006, in the form of stock-settled SARs, with comparable quantities granted as in previous grants.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,”  “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, and the anticipated level of applicable interest rates involve certain estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 9, 2006