Form 10-Q
period 2006-06-30
BLOUNT INTERNATIONAL INC
filed 2006-08-09
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2006
$0.01 Par Value	47,158,525 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005

Sales	$165,094	$177,618	$328,896	$350,130
Cost of sales	113,864	120,690	225,072	235,806
Gross profit	51,230	56,928	103,824	114,324
Selling, general and administrative expenses	27,215	27,886	57,525	55,950
Operating income	24,015	29,042	46,299	58,374
Interest income	93	170	164	411
Interest expense	(9,220)	(9,505)	(18,288)	(18,653)
Other income (expense), net	946	(452)	1,099	(483)
Income from continuing operations before income taxes	15,834	19,255	29,274	39,649
Provision for income taxes	5,487	3,522	10,541	6,924
Income from continuing operations	10,347	15,733	18,733	32,725
Discontinued operations:
Income (loss) from operations of discontinued lawnmower segment	(1,477)	1,458	(561)	1,699
Income tax provision (benefit)	(557)	19	(212)	22
Income (loss) from discontinued operations	(920)	1,439	(349)	1,677
Net income	$9,427	$17,172	$18,384	$34,402

Basic income (loss) per share:
Continuing operations	$0.22	$0.34	$0.40	$0.72
Discontinued operations	(0.02)	0.04	(0.01)	0.04
Net income	$0.20	$0.38	$0.39	$0.76

Diluted income (loss) per share:
Continuing operations	$0.22	$0.33	$0.39	$0.69
Discontinued operations	(0.02)	0.03	(0.01)	0.04
Net income	$0.20	$0.36	$0.38	$0.73

Shares used in per share calculations:
Basic	47,139	45,692	47,102	45,397
Diluted	47,904	47,464	48,031	47,373

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share data)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$10,609	$12,937
Accounts receivable, net of allowance for doubtful accounts of $2,060 and $2,239 respectively	95,707	93,593
Inventories	87,358	85,274
Deferred income taxes	24,122	28,551
Current assets held for sale	12,605
Other current assets	5,462	6,250
Total current assets	235,863	226,605
Property, plant and equipment, net	98,008	101,538
Goodwill	71,898	76,891
Deferred financing costs	16,534	17,603
Deferred income taxes	12,148	12,233
Non-current assets held for sale	9,773
Other assets	20,610	20,322
Total Assets	$464,834	$455,192

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,500	$2,360
Accounts payable	29,100	41,224
Accrued expenses	74,213	69,692
Current liabilities of discontinued operations	3,997
Other current liabilities	571	1,115
Total current liabilities	109,381	114,391
Long-term debt, exclusive of current maturities	410,125	405,363
Deferred income taxes	4,495	4,250
Employee benefits	52,341	65,853
Other liabilities	11,303	10,522
Total liabilities	587,645	600,379
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,149,525 and 47,004,292 outstanding, respectively	471	470
Capital in excess of par value of stock	569,940	566,692
Accumulated deficit	(685,166)	(703,550)
Accumulated other comprehensive loss	(8,056)	(8,799)
Total stockholders’ (deficit)	(122,811)	$(145,187)
Total Liabilities and Stockholders’ Deficit	$464,834	$455,192

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2006	2005

Cash flows from operating activities:
Income from continuing operations	$18,733	$32,725
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	8,292	7,370
Amortization, stock compensation and other non-cash charges	3,938	2,247
Excess tax benefit from share-based compensation	(488)
Deferred income tax provision	5,599	55
Gain on disposal of property, plant, and equipment	(900)	(428)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,977)	(5,486)
(Increase) decrease in inventories	(8,127)	(8,300)
(Increase) decrease in other assets	(176)	116
Increase (decrease) in accounts payable	(10,163)	118
Increase (decrease) in accrued expenses	4,282	(2,980)
Increase (decrease) in other liabilities	(13,007)	2,634
Discontinued operations	(379)	(197)
Net cash provided by operating activities	3,627	27,874

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	89	932
Acquisition of business	(503)
Purchases of property, plant and equipment	(9,714)	(9,937)
Discontinued operations	(109)	(597)
Net cash used in investing activities	(10,237)	(9,602)

Cash flows from financing activities:
Net borrowings under revolving credit facility	87,000
Repayment of term loan principal	(83,098)	(11,988)
Issuance costs related to debt	(700)	(2,554)
Issuance costs related to stock		(1,425)
Proceeds from issuance of stock		6,123
Purchase of treasury stock		(6,123)
Excess tax benefit from share-based compensation	488
Proceeds from exercise of stock options	592	3,447
Net cash provided by (used in) financing activities	4,282	(12,520)

Net increase (decrease) in cash and cash equivalents	(2,328)	5,752
Cash and cash equivalents at beginning of period	12,937	48,570
Cash and cash equivalents at end of period	$10,609	$54,322

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000’s)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2005	47,004	$470	$566,692	$(703,550)	$(8,799)	$(145,187)

Net income				18,384		18,384
Other comprehensive income (loss):
Foreign currency translation adjustment					792	792
Unrealized losses					(49)	(49)
Comprehensive income, net						19,127
Exercise of stock options	146	1	1,079			1,080
Stock compensation expense			2,169			2,169
Balance June 30, 2006	47,150	$471	$569,940	$(685,166)	$(8,056)	$(122,811)

Other comprehensive income for the three and six months ended June 30, 2006 was $0.5 million and $0.7 million, respectively.  Other comprehensive loss for the three and six months ended June 30, 2005 was $1.2 million and $2.2 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries (“Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) for the periods presented.

The accompanying financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and June 30, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  It is reasonably possible that actual results could differ materially from those estimates and significant changes to estimates could occur in the near term.

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications have no effect on previously reported net income or net stockholders’ deficit.

NOTE 2:  ACQUISITIONS AND DISCONTINUED OPERATIONS

Discontinued Lawnmower Segment.  On June 30, 2006, the Company entered into an asset purchase agreement to sell certain of the assets and assign certain of the liabilities of Dixon Industries, Inc. (“Dixon”) to Husqvarna Professional Outdoor Products, Inc. (“Husqvarna”), a wholly-owned subsidiary of Husqvarna AB (Sweden).  Dixon had previously been reported as the Company’s Lawnmower Segment.  The sale closed on July 27, 2006 and the Company received preliminary cash proceeds of $33.9 million which were applied to the outstanding principal balance of the revolving credit facility.  The final purchase price is subject to adjustment as specified in the asset purchase agreement.  In conjunction with this transaction, the Company recognized pre-tax charges of $1.9 million for estimated employee severance costs and $0.3 million for pension curtailment costs within discontinued operations for the three months ended June 30, 2006.  Certain liabilities of Dixon, as well as the land, building, building improvements, certain machinery and equipment and various other assets related to its Coffeyville, Kansas facility, were retained by the Company by merger through its indirect wholly-owned subsidiary, 4520 Corp. Inc. (“4520 Corp”).  This facility is currently being marketed for sale by the Company.

The assets and liabilities associated with the discontinued operations of Dixon are as follows:

June 30,
(Amounts in thousands)	2006
Current assets held for sale:
Accounts receivable	$1,788
Inventory	10,638
Prepaid expenses	179
Total current assets held for sale	$12,605

Non-current assets held for sale:
Property, plant and equipment	$4,750
Goodwill	5,023
Total non-current assets held for sale	$9,773

Current liabilities of discontinued operations:
Accounts payable	$1,834
Accrued expenses	2,163
Total current liabilities of discontinued operations	$3,997

Sales associated with the discontinued operations of Dixon were $12.6 million and $26.5 million for the three and six months ended June 30, 2006, respectively, and $16.1 million and $28.9 million for the three and six months ended June 30, 2005.

Acquisition of Votec Engineering.  On June 9, 2006, the Company’s Industrial and Power Equipment segment purchased the assets of Votec Engineering AB (Sweden) (“Votec”) through the Company’s Svenska Blount AB subsidiary for $0.5 million in cash consideration.  Votec was in the business of design, manufacturing and distribution of harvester heads for use in timber harvesting equipment.  The purchase agreement includes additional contingent consideration of up to $0.8 million depending on the number of harvesting heads sold over a four year period from the date of acquisition.

NOTE 3:  INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2006	2005
Raw materials and supplies	$26,925	$29,254
Work in progress	14,461	14,276
Finished goods	45,972	41,744
Total inventories	$87,358	$85,274

As of June 30, 2006, $10.6 million of Dixon inventories were included in current assets held for sale, and were not included in the preceding table.  As of December 31, 2005, $6.3 million of Dixon inventories were included in the preceding table.

NOTE 4:  DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments.  Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding term loan.   During the six months ended June 30, 2006, the following occurred (see also Note 5):

(Amounts in thousands)
Balance at December 31, 2005	$17,603
Financing costs deferred	700
Amortization during period	(1,769)
Balance at June 30, 2006	$16,534

Estimated amortization remaining by year, assuming no further pre-payments of term loan principal, is as follows:

(Amounts in thousands)	Estimated Amortization by Year
2006	$1,961
2007	3,922
2008	3,922
2009	3,250
2010 and beyond	3,479
Total amortization	$16,534

NOTE 5:  LONG TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2006	2005
Revolving credit facility	$87,000
Term loans	149,625	$232,723
8 7/8% senior subordinated notes	175,000	175,000
Total debt	411,625	407,723
Less current maturities	(1,500)	(2,360)
Long-term debt	$410,125	$405,363

As of June 30, 2006, minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2006	$750
2007	1,500
2008	1,500
2009	88,500
2010	144,375
2011 and beyond	175,000
Total debt	$411,625

The weighted average interest rate on outstanding debt as of June 30, 2006 was 7.72%.

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

•                  The Company incurred fees and third party costs of $0.7 million related to the amendment.

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

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of June 30, 2006, the Company had the ability to borrow an additional $57.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

The term B loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term B loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date.  Once repaid, principal under the term B loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement.

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

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of June 30, 2006.

NOTE 6:  INCOME TAXES

In 2003, the Company recorded a valuation allowance against its deferred tax assets in the U.S. because management determined at that time that it was more likely than not that such deferred tax assets would not be realized. The deferred tax assets were comprised principally of domestic federal net operating loss carryforwards generated during 2001 and 2003, state net operating loss carryforwards generated from 1998 through 2003, a domestic federal capital loss carryforward from 2001 and other book expenses not currently deductible for tax purposes. Subsequent to 2003, additional deferred tax assets and valuation allowances were recorded in 2004 for domestic net operating losses and other expenses not currently deductible for tax purposes.

In the fourth quarter of 2005, the Company concluded that, except for certain specific deferred tax assets, it was more likely than not that the Company will realize the majority of these deferred tax assets.  Therefore, the Company reversed most of the valuation allowance as of December 31, 2005.  The remaining valuation allowance of $2.9 million as of December 31, 2005 pertains to certain tax credit and state net operating loss carryforwards that are not currently expected to be realized before they expire.

The effect of the Company’s domestic net operating loss carryforwards and the related valuation allowance was that the income tax provision for the three and six months ended June 30, 2005 primarily consisted of foreign, state and local taxes, with minimal federal tax expense recognized.  The income tax provision for the three and six months ended June 30, 2006 consisted of federal, foreign, state and local taxes.  The Company continues to utilize its various federal and state net operating loss and tax credit carryforwards to reduce the amount of cash tax payments required.

NOTE 7:  PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S. and Canada.  The Company also sponsors various other post-retirement medical and benefit plans covering many of its current and former employees.  The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2006	2005	2006	2005
Service cost	$1,662	$1,436	$50	$118
Interest cost	2,597	2,390	287	629
Expected return on plan assets	(3,007)	(2,388)	(5)	(11)
Amortization of prior service cost	85	93	2	2
Amortization of net loss	867	644	(51)	393
Total net periodic benefit cost	$2,204	$2,175	$283	$1,131

	Six Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2006	2005	2006	2005
Service cost	$3,397	$2,919	$172	$225
Interest cost	5,172	4,784	856	1,144
Expected return on plan assets	(5,792)	(4,807)	(8)	(22)
Amortization of prior service cost	178	186	4	4
Amortization of net loss	1,680	1,296	287	663
Total net periodic benefit cost	$4,635	$4,378	$1,311	$2,014

The Company expects to contribute a total of approximately $18 million to $20 million to its funded pension plans during 2006.

As discussed in Note 2, the Company recorded a pension curtailment charge of $0.3 million in discontinued operations for the three months ended June 30, 2006.  This charge is not reflected in the tables above, and represents the portion of unamortized prior service cost related to the employees of discontinued operations.

In August 2006, the Company announced a restructuring of its domestic retirement plans, including the following changes:

•                  As of December 31, 2006, the Company will freeze its defined benefit pension plan and the associated nonqualified plan.  As of January 1, 2007, employees who currently participate in the plan will cease accruing benefits and new employees will not be eligible to participate.  All retirement benefits accrued up to the time of the freeze will be preserved.

•                  The Company’s defined contribution 401(k) plan will be amended to provide an additional annual Company contribution of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service.  The new contribution will be made whether or not the employee contributes to the plan.  The Company will continue to match employee contributions to 401(k) accounts up to 4.5%.

Accordingly, the Company expects to record a pension curtailment charge of approximately $3.2 million in the three months ending September 30, 2006, which represents the unamortized prior service cost for domestic employees, and expects to incur approximately $0.5 million for related fees and costs associated with the changes to its retirement plans.

NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

June 30,
(Amounts in thousands)	2006
Warranty reserve	$3,692
Letters of credit outstanding	5,946
Third party financing agreements (1)	2,921
Accounts receivable securitization (2)	248
Total guarantees and other commercial commitments	$12,807

(1)  Applicable to third party financing agreements for customer equipment purchases.

(2)  Includes guarantees to a third party financing company of certain accounts receivable.

Changes in the warranty reserve are as follows:

Six Months Ended June 30,
(Amounts in thousands)	2006
Balance at December 31, 2005	$4,888
Accrued warranty expense	2,045
Payments made (in cash or in-kind)	(2,216)
Warranty reserve related to discontinued operations	(1,025)
Balance at June 30, 2006	$3,692

The warranty reserve is included in accrued expenses on the consolidated balance sheet.  The warranty reserve related to discontinued operations as of June 30, 2006 is included in current liabilities of discontinued operations on the consolidated balance sheet.  In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 13).

The Company is a defendant in a number of product liability lawsuits and other legal proceedings, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies.  The Company also participates from time to time in product recall programs in which certain identified products are determined to be potentially dangerous to use and are recalled and replaced or repaired. In addition, the Company is a party to a number of commercial or contractual suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits, proceedings and programs, alone or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

NOTE 9:  EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings per share computations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2006	2005	2006	2005
Shares for basic income per share computation – weighted average common shares outstanding	47,139	45,692	47,102	45,397
Dilutive effect of stock options and warrants	765	1,772	929	1,976
Shares for diluted income per share computation	47,904	47,464	48,031	47,373
Options and stock appreciation rights excluded from computation as anti-dilutive	1,945	537	955	9

NOTE 10:  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), ‘‘Share-Based Payment’’ (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based compensation to employees, directors and others who perform services for the Company, including grants of stock options and stock appreciation rights (“SARs”), to be valued at fair value on the date of grant and to be expensed over the applicable service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based compensation is no longer an alternative to expense recognition.  The adoption of SFAS No. 123(R) resulted in a reduction in income before taxes of $0.3 million and $2.1 million, and a reduction in income from continuing operations and net income of $0.2 million and $1.4 million, in the three and six months ended June 30, 2006, respectively.  The adoption of SFAS 123(R) reduced basic and diluted earnings per share by $0.01 and $0.03 for the three and six months ended June 30, 2006, respectively.  Under the modified prospective application method, the results for prior periods have not been restated.

Under the Company’s 1999 Stock Incentive Plan and 2000 Stock Incentive Plan, options to purchase the Company’s common stock, SARs and other forms of stock-based compensation could be granted to employees, directors and other persons who perform services for the Company.  Such options may be either incentive stock options or non-qualified stock options. Options and SARs generally vest in equal installments over a three year period and expire ten years from the date of grant. The number of shares that could be issued under these two plans could not exceed an aggregate of 5,875,000 shares.

The fair value of options and SARs was estimated on the grant date using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2006 was derived from the “simplified” method described in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The expected average life for options granted in 2005 was based on historical data and management estimate.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life.  The expected volatility factors used are based on the historical volatility of the Company’s stock.  The expected dividend yield is based on historical information and management estimate.

The following assumptions were used to estimate fair value (no grants of stock based compensation were made during the three months ended June 30, 2006):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Estimated average life	n/a	5 years	6 years	5 years
Risk-free interest rate	n/a	3.9%	4.6%	3.8%
Expected volatility	n/a	43.0%	26.7%	43.0% - 43.	9%
Weighted average volatility	n/a	43.0%	26.7%	43.3%
Dividend yield	n/a	0.0%	0.0%	0.0%
Weighted average grant date fair value	n/a	$6.70	$6.09	$7.21

A summary of stock option and stock-settled SARs activity for the six months ended June 30, 2006 is presented in the following table:

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in ‘000’s)			(in ‘000’s)
Outstanding options at beginning of period	3,118	$9.22
SARs Granted	612	16.76
Options Exercised	(146)	4.08
Options Forfeited	(31)	8.17
Outstanding options and SARs at end of period	3,553	10.73	6.3	$12,278

Outstanding options at end of period	2,941	9.48	5.6	12,278
Outstanding SARs at end of period	612	16.76	9.7	zero

Options exercisable at end of period	2,598	$8.54	5.2	$12,278

The total intrinsic value of options exercised was $0.6 million and $4.1 million during the three months ended June 30, 2006 and 2005, respectively.  The total intrinsic value of options exercised was $1.7 million and $5.9 million during the six months ended June 30, 2006 and 2005, respectively.  The total fair value of options that vested during the three months ended June 30, 2006 and 2005 was $9 thousand and zero, respectively.  The total fair value of options that vested during the six months ended June 30, 2006 and 2005 was $31 thousand and zero, respectively.

The total share-based compensation cost recognized in income during the three months ended June 30, 2006 and 2005 was $0.4 million and $31 thousand, respectively.  The total share-based compensation cost recognized in income during the six months ended June 30, 2006 and 2005 was $2.2 million and $67 thousand, respectively.  The total tax benefit related to share-based compensation recognized in the three months ending June 30, 2006 and 2005 was $0.1 million and $5 thousand, respectively.  The total tax benefit related to share-based compensation recognized in the six months ending June 30, 2006 and 2005 was $0.7 million and $11 thousand, respectively.  As of June 30, 2006, the total compensation cost related to awards not yet recognized was $2.6 million. The weighted-average period over which this expense is expected to be recognized is 1.2 years.

The total amount of cash received from options exercised during the three months ended June 30, 2006 and 2005 was $0.2 million and $1.7 million, respectively.  The total amount of cash received from options exercised during the six months ended June 30, 2006 and 2005 was $0.6 million and $3.4 million, respectively.  The tax benefit realized from stock options exercised during the three months ended June 30, 2006 and 2005 was $0.2 million and zero, respectively.  The tax benefit realized from stock options exercised during the six months ended June 30, 2006 and 2005 was $0.5 million and zero, respectively.  No cash was used to settle equity instruments in the three or six months ended June 30, 2006 and 2005.  The Company’s policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, stock options and SARs granted by the Company are eligible for continued vesting upon the retirement of the employee. SFAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement eligible prior to the completion of the vesting period. Prior to the adoption of SFAS No. 123(R), the Company’s pro forma disclosure reflected the expense of such options ratably over the stated vesting period. The SEC has recently clarified that companies should continue to follow the expense amortization method that they have been using for pro forma disclosure prior to adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for retirement within the vesting period. Had the Company been accounting for such stock options using the accelerated amortization schedule for those employees that were eligible for retirement or became eligible for retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure for the three and six months ended June 30, 2005 would have been de minimus. The effect of applying accelerated amortization of expense recognized for those employees that were retirement eligible or became retirement eligible within the vesting period during the three and six months ended June 30, 2006 was a decrease of $0.2 million and an increase of $1.0 million, respectively.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the fair value at the grant dates in accordance with SFAS 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2005
Net income as reported	$17,172	$34,402
Add: stock-based employee compensation cost, net of tax, included in the reported results	26	56
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income under fair value method	(198)	(396)
Pro forma net income	$17,000	$34,062

Basic earnings per share as reported	$0.38	$0.76
Pro forma basic earnings per share	$0.37	$0.75
Diluted earnings per share as reported	$0.36	$0.73
Pro forma diluted earnings per share	$0.36	$0.72

On April 25, 2006, the Company’s stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the 1999 and 2000 plans were replaced at that time.  The 2006 Plan provides for substantially similar terms and conditions of stock-based awards to the predecessor plans, but also provides for the use of restricted stock awards and other forms of equity instruments.  The maximum number of shares that may be awarded under the 2006 Plan is 4,236,919, of which 736,919 represent shares remaining under the 1999 and 2000 plans that were transferred to the 2006 Plan.  The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000.  Outstanding stock-based awards issued under the 1999 and 2000 plans remain unaffected by the adoption of the 2006 Plan.

NOTE 11:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has two reportable segments: Outdoor Products, and Industrial and Power Equipment.  See also Note 2 regarding the discontinuation of the former Lawnmower segment business. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete cutting equipment, lawnmower blades and accessories for outdoor yard care equipment. Industrial and Power Equipment manufactures and markets timber harvesting equipment, timber harvesting heads, industrial tractors and loaders, rotation bearings and swing drives.

Certain financial information by segment is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Sales:
Outdoor Products	$114,723	$114,092	$228,919	$230,893
Industrial and Power Equipment	50,637	63,687	100,479	119,703
Inter-segment elimination	(266)	(161)	(502)	(466)
Total sales	$165,094	$177,618	$328,896	$350,130

Operating income:
Outdoor Products	$23,098	$26,797	$47,905	$55,283
Industrial and Power Equipment	4,708	6,439	8,031	11,186
Inter-segment elimination	16	9	(27)	(30)
Contribution from segments	27,822	33,245	55,909	66,439
Corporate expenses	(3,807)	(4,203)	(9,610)	(8,065)
Operating income	$24,015	$29,042	$46,299	$58,374

NOTE 12:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2006	2005
Interest paid	$17,071	$12,713
Income taxes paid, net	$5,698	$7,056

NOTE 13:  CONSOLIDATING FINANCIAL INFORMATION

See Note 5 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended June 30, 2006
Sales		$115,262	$26,898	$70,461	$(47,527)	$165,094
Cost of sales		85,222	21,644	54,419	(47,421)	113,864
Gross profit		30,040	5,254	16,042	(106)	51,230
Selling, general and administrative expenses		18,483	1,287	7,445		27,215
Operating income		11,557	3,967	8,597	(106)	24,015
Other, net	$(5,674)	(2,195)	(170)	(142)		(8,181)
Income (loss) from continuing operations before income taxes	(5,674)	9,362	3,797	8,455	(106)	15,834
Provision (benefit) for income taxes	(1,957)	4,271	489	2,684		5,487
Income (loss) from continuing operations	(3,717)	5,091	3,308	5,771	(106)	10,347
Income (loss) from discontinued operations			(920)			(920)
Equity in earnings of affiliated companies	13,144	8,053	142		(21,339)
Net income	$9,427	$13,144	$2,530	$5,771	$(21,445)	$9,427

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Six Months Ended June 30, 2006
Sales		$234,886	$55,547	$139,612	$(101,149)	$328,896
Cost of sales		176,111	43,643	107,831	(102,513)	225,072
Gross profit		58,775	11,904	31,781	1,364	103,824
Selling, general and administrative expenses		38,807	4,041	14,677		57,525
Operating income		19,968	7,863	17,104	1,364	46,299
Other, net	$(11,027)	(5,120)	(331)	(547)		(17,025)
Income (loss) from continuing operations before income taxes	(11,027)	14,848	7,532	16,557	1,364	29,274
Provision (benefit) for income taxes	(3,970)	9,113	377	5,021		10,541
Income (loss) from continuing operations	(7,057)	5,735	7,155	11,536	1,364	18,733
Income (loss) from discontinued operations			(349)			(349)
Equity in earnings of affiliated companies	25,441	19,706	206		(45,353)
Net income	$18,384	$25,441	$7,012	$11,536	$(43,989)	$18,384

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended June 30, 2005
Sales		$127,448	$29,239	$68,023	$(47,092)	$177,618
Cost of sales		87,747	23,978	51,723	(42,758)	120,690
Gross profit		39,701	5,261	16,300	(4,334)	56,928
Selling, general and administrative expenses		18,496	1,624	7,766		27,886
Operating income		21,205	3,637	8,534	(4,334)	29,042
Other, net	$(4,434)	(5,245)	131	(239)		(9,787)
Income (loss) from continuing operations before income taxes	(4,434)	15,960	3,768	8,295	(4,334)	19,255
Provision (benefit) for income taxes	(757)	1,378	242	2,659		3,522
Income (loss) from continuing operations	(3,677)	14,582	3,526	5,636	(4,334)	15,733
Income (loss) from discontinued operations			1,439			1,439
Equity in earnings of affiliated companies, net	20,849	6,267	65		(27,181)
Net income	$17,172	$20,849	$5,030	$5,636	$(31,515)	$17,172

For the Six Months Ended June 30, 2005
Sales		$249,379	$58,497	$139,711	$(97,457)	$350,130
Cost of sales		180,186	48,062	103,066	(95,508)	235,806
Gross profit		69,193	10,435	36,645	(1,949)	114,324
Selling, general and administrative expenses		36,625	3,316	16,009		55,950
Operating income		32,568	7,119	20,636	(1,949)	58,374
Other, net	$(8,466)	(10,022)		(237)		(18,725)
Income (loss) from continuing operations before income taxes	(8,466)	22,546	7,119	20,399	(1,949)	39,649
Provision (benefit) for income taxes	(1,422)	652	419	7,275		6,924
Income (loss) from continuing operations	(7,044)	21,894	6,700	13,124	(1,949)	32,725
Income (loss) from discontinued operations			1,677			1,677
Equity in earnings of affiliated companies, net	41,446	19,552	134		(61,132)
Net income (loss)	$34,402	$41,446	$8,511	$13,124	$(63,081)	$34,402

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
June 30, 2006

Assets

Cash and cash equivalents				$14,073	$(3,464)	$10,609
Accounts receivable, net		$54,080	$13,280	28,347		95,707
Intercompany receivables		160,279	74,642	12,646	(247,567)
Inventories		38,259	20,044	29,055		87,358
Current assets held for sale			12,605			12,605
Other current assets		26,376	454	2,754		29,584
Total current assets		278,994	121,025	86,875	(251,031)	235,863
Investments in affiliated companies	$126,124	283,995	529	248	(410,896)
Property, plant and equipment, net		36,193	17,791	44,024		98,008
Non-current assets held for sale			9,773			9,773
Goodwill and other assets		69,820	35,198	16,172		121,190
Total Assets	$126,124	$669,002	$184,316	$147,319	$(661,927)	$464,834

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		18,407	$6,144	$8,013	$(3,464)	29,100
Intercompany payables	$247,567				(247,567)
Current liabilities of discontinued operations			3,997			3,997
Other current liabilities		51,663	7,935	15,186		74,784
Total current liabilities	247,567	71,570	18,076	23,199	(251,031)	109,381
Long-term debt, excluding current maturities		410,125				410,125
Other liabilities	1,368	61,183	132	5,456		68,139
Total liabilities	248,935	542,878	18,208	28,655	(251,031)	587,645
Stockholders’ equity (deficit)	(122,811)	126,124	166,108	118,664	(410,896)	(122,811)
Total Liabilities and Stockholders’ Equity (Deficit)	$126,124	$669,002	$184,316	$147,319	$(661,927)	$464,834

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2005

Assets

Cash and cash equivalents		$43		$13,731	$(837)	$12,937
Accounts receivable, net		54,278	$18,831	20,484		93,593
Intercompany receivables		159,351	67,624	16,774	(243,749)
Inventories		38,688	23,784	22,802		85,274
Other current assets		31,404	867	2,530		34,801
Total current assets		283,764	111,106	76,321	(244,586)	226,605
Investments in affiliated companies	$99,943	261,663	323	248	(362,177)
Property, plant and equipment, net		26,558	32,591	42,389		101,538
Goodwill and other assets		79,924	30,708	16,417		127,049
Total Assets	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$2,313		$47		$2,360
Accounts payable		24,940	$9,375	7,746	$(837)	41,224
Intercompany payables	$243,749				(243,749)
Other current liabilities		49,862	7,179	13,766		70,807
Total current liabilities	243,749	77,115	16,554	21,559	(244,586)	114,391
Long-term debt, excluding current maturities		400,757		4,606		405,363
Other liabilities	1,381	74,094		5,150		80,625
Total liabilities	245,130	551,966	16,554	31,315	(244,586)	600,379
Stockholders’ equity (deficit)	(145,187)	99,943	158,174	104,060	(362,177)	(145,187)
Total Liabilities and Stockholders’ Equity (Deficit)	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Six Months Ended June 30, 2006

Net cash provided by (used in) operating activities	$3,957	$(8,493)	$1,605	$9,185	$(2,627)	$3,627

Net cash used in investing activities		(4,194)	(1,605)	(4,438)		(10,237)

Net cash provided by (used in) financing activities	(3,957)	12,644		(4,405)		4,282

Net decrease in cash and cash equivalents		(43)		342	(2,627)	(2,328)
Cash and cash equivalents at beginning of period		43		13,731	(837)	12,937
Cash and cash equivalents at end of period	$0	$0	$0	$14,073	$(3,464)	$10,609

For the Six Months Ended June 30, 2005

Net cash provided by (used in) operating activities	$(5,723)	$32,475	$4,012	$(2,890)		$27,874

Net cash used in investing activities		(1,687)	(1,552)	(6,363)		(9,602)

Net cash provided by (used in) financing activities	5,723	(18,066)		(177)		(12,520)

Net increase (decrease) in cash and cash equivalents		12,722	2,460	(9,430)		5,752
Cash and cash equivalents at beginning of period		17,229	(2,460)	33,801		48,570
Cash and cash equivalents at end of period	$0	$29,951	$0	$24,371		$54,322

NOTE 14:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is currently evaluating the impact of FASB Interpretation No. 48 on its financial statements.  Application of this interpretation is required in financial statements for fiscal years beginning after December 15, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months and six months ended June 30, 2006 (unaudited) compared to three months and six months ended June 30, 2005 (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005

Sales	$165,094	$177,618	$328,896	$350,130

Operating income	24,015	29,042	46,299	58,374

Income from continuing operations	10,347	15,733	18,733	32,725
Income from continuing operations per diluted share	0.22	0.33	0.39	0.69

Net income	9,427	17,172	18,384	34,402
Net income per diluted share	0.20	0.36	0.38	0.73

On June 30, 2006, we announced a definitive asset purchase agreement had been entered into to sell certain of the assets and assign certain of the liabilities of our Dixon Industries, Inc. (“Dixon”) subsidiary to Husqvarna Professional Outdoor Products, Inc. (“Husqvarna”), a wholly-owned subsidiary of Husqvarna AB (Sweden).  This transaction was closed on July 27, 2006.  Dixon comprised our entire Lawnmower segment.  As a result of this agreement, the Lawnmower segment is reported as discontinued operations for all periods presented, and is not included in our results from continuing operations.  Furthermore, certain assets and liabilities associated with this business have been reported separately in our presentation of financial position as of June 30, 2006.

Sales in the three and six months ended June 30, 2006 decreased by $12.5 million, or 7%, and $21.2 million, or 6%, respectively, from the same periods in 2005.  These decreases are largely due to decreases in sales volume, amounting to $12.8 million and $21.2 million, respectively, and also declines of $0.2 million and $2.4 million, respectively, related to changes in currency exchange rates.  These factors were partially offset by increases of $0.5 million, and $2.4 million, respectively, related to the combination of increased selling prices and product mix.  Highlights for the year over year comparison included the following:

•                  In the Outdoor Products segment, sales were roughly comparable to last year’s results with an increase of $0.6 million, or 1%, for the quarter, and a decrease of $2.0 million, or 1%, for the six month period.  Foreign currency translation had a negative effect on sales of $0.2 million during the second quarter and $2.4 million for the six months ended June 30 compared to last year.

•                  In the Industrial and Power Equipment segment, sales decreased by $13.1 million, or 20%, during the second quarter, and $19.2 million, or 16%, for the six month period.  These decreases were primarily the result of a unit volume decline for timber harvesting equipment.  Weaker market conditions and an ongoing brand conversion contributed to the decline in volume.

•                  International sales, on a consolidated basis, decreased by 6% during the quarter and 7% for the six months ended June 30, 2006, and domestic sales decreased by 8% for the quarter and 5% for the six month period compared to the same periods of 2005.

Consolidated order backlog at June 30, 2006 was $112.6 million, an increase from $108.3 million at March 31, 2006, but a decrease from $127.5 million at December 31, 2005.

Operating income decreased by $5.0 million to $24.0 million during the second quarter and by $12.1 million to $46.3 million during the six months ended June 30, 2006 compared to the same periods in 2005.  For the second quarter, the operating margin was 14.5% compared to 16.4% one year ago, and for the six months ended June 30, 2006, the operating margin was 14.1% compared to 16.7% for the same period last year.  The decrease includes a year over year reduction in gross profit of $5.7 million, or 10%, for the second quarter, and a reduction of $10.5 million, or 9%, for the six month period.  Selling, General and Administrative (SG&A) expense decreased by $0.7 million, or 2%, during the second quarter, but for the six month period, increased by $1.6 million, or 3%, compared to one year ago.  Included in these results are the following key factors:

•                  The unfavorable effect of lower sales revenue primarily from a reduction in sales of timber harvesting equipment;

•                  The unfavorable net effect of currency exchange rates, due to a weak US dollar relative to the Canadian dollar and the Brazilian real, and a relatively stronger US dollar relative to European currencies;

•                  Additional SG&A costs due to the adoption of a new accounting standard for stock-based compensation; and

•                  The net favorable effect of lower steel costs.

The year over year change in consolidated gross profit is presented in the following table:

(Amounts in millions)	Three months Ended June 30	Six months Ended June 30
2005 gross profit	$56.9	$114.3
Increase (decrease)
Sales volume	(2.4)	(5.6)
Selling price and mix	0.5	2.4
Product cost and mix	(1.4)	(2.1)
Foreign currency translation	(2.4)	(5.2)
2006 gross profit	$51.2	$103.8

As a percent of sales, gross margin decreased to 31.0% and 31.6%, respectively, for the three and six months ended June 30, 2006 compared to 32.1% and 32.7% for the same periods in 2005.  The decrease attributed to sales volume was primarily due to a decrease in unit sales of timber harvesting equipment from our Industrial and Power Equipment segment.  The increase in selling price and mix is primarily due to higher selling prices in the Industrial and Power Equipment segment.  The decrease in gross margin related to product mix and cost included a reduction in efficiency within both segments due to reductions in production volumes.  These inefficiencies are partially offset by lower steel costs of $0.5 million and $1.2 million, respectively, as compared to last year’s three and six month results.   Currency exchange rates contributed to lower revenues in Europe with the average six month U.S. dollar exchange rate 6% stronger than the Euro (with similar ratios for other key European currencies); however this unfavorable trend moderated somewhat during the second quarter.  Exchange rates also contributed to higher product costs for our plants in Canada and Brazil, where the average exchange rates for the six months were approximately 8% and 16% weaker, respectively, for the U.S. dollar compared to these respective local currencies.

SG&A decreased to $27.2 million in the second quarter of 2006 from $27.9 million in the same period of 2005, but for the six months ended June 30, 2006 increased to $57.5 million compared to $56.0 million one year ago.  As a percent of sales, SG&A increased to 16.5% and 17.5%, respectively, for the three and six month periods compared to 15.7% and 16.0%, respectively, for these same periods in 2005.  The second quarter’s year over year decrease of $0.7 million, or 2%, included lower expenses in the following areas: $0.9 million for performance-based compensation, $0.4 million for bad debt and $0.2 million for legal and compliance-related professional services.  These decreases were offset partially by increases of $0.4 million for stock-based compensation expense related to the adoption of a new accounting standard, $0.5 million for engineering materials and professional services related to new product upgrades and $0.4 million due to our annual increase of base compensation estimated at an average of 3.5%.  For the six months ended June 30, 2006, expenses were $1.6 million higher than last year, including $0.7 million related to the annual increase in base compensation, $2.1 million for stock-based compensation expense and $0.9 million for engineering materials and professional services related to new product upgrades.  These increases were partially offset by decreases that included a $1.0 million reduction in performance-based compensation, a $0.5 million reduction for bad debt expense and $0.3 for the favorable effect of currency exchange rates on expenses at our foreign offices.

Interest expense was $9.2 million and $18.3 million, respectively, during the quarter and six months ended June 30, 2006.   The decreases from the prior year’s comparable periods of $0.3 million for the quarter and $0.4 million for the six month period are largely due to the lower average outstanding debt balances, partially offset by an increase in average interest rates on our variable rate debt.  Interest income decreased by $0.1 million and $0.2 million, respectively, for the quarter and six month periods compared to last year, primarily due to a decline in average cash balances.

Other income was $0.9 million and $1.1 million, respectively, for the second quarter and six months ended June 30, 2006 compared to other expense of $0.5 million and $0.5 million, respectively, for the same periods in 2005.  Included in the current year results was a net gain on insurance recovery related to property damaged in a fire at our plant in Curitiba, Brazil.  Last year’s results included a $0.4 million charge recorded in the second quarter to write off deferred financing costs resulting from the early payment of debt principal.

In August 2006, we announced a restructuring of our domestic retirement plans, including the following changes:

•                  As of December 31, 2006, we will freeze our defined benefit pension plan and the associated nonqualified plan.  As of January 1, 2007, employees who currently participate in the plan will cease accruing benefits and new employees will not be eligible to participate.  All retirement benefits accrued up to the time of the freeze will be preserved.

•                  Our defined contribution 401(k) plan will be amended to provide an additional annual Company contribution of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service.  The new contribution will be made whether or not the employee contributes to the plan.  Blount will continue to match employee contributions to 401(k) accounts up to 4.5%.

Accordingly, we expect to record a pension curtailment charge of approximately $3.2 million in the three months ending September 30, 2006, representing the unamortized prior service cost for domestic employees, and an additional charge of approximately $0.5 million for related fees and costs associated with the changes to our retirement plans.

Our provision for income taxes was $5.5 million in the second quarter of 2006, with an effective tax rate of 34.7% on income before income taxes, and $10.5 million for the six months ended June 30, 2006, with an effective tax rate of 36.0%.  The income tax provision was $3.5 million in the second quarter of 2005, which was 18.3% of income before income taxes, and $6.9 million for the six months ended June 30, 2005, with an effective tax rate of 17.5%.  Last year’s significantly lower tax rate was primarily due to our application of a full valuation allowance on domestic tax assets and was based upon a management determination concerning the likelihood of those assets being realized.  This determination was first made in the third quarter of 2003 and was modified at December 31, 2005, when most of the remaining valuation allowance was reversed.  Therefore, the 2005 income tax provision included very little domestic federal tax expense, whereas the 2006 income tax provision includes a full domestic federal tax expense component.  The effect of this increase in our effective income tax rate is partially offset by a decrease in income before taxes during the reported periods of 2006 compared to the same periods last year.  We continue to benefit with reduced cash tax payments from the utilization of our various tax loss and credit carryforwards.

The decrease in net income from continuing operations is primarily due to the decrease in operating income and an increase in our provision for income taxes, partially offset by favorable trends in net interest expense and other income and expense.

As mentioned above, for all periods presented, discontinued operations consisted entirely of our Lawnmower segment.  The loss from discontinued operations was $0.9 million ($0.02 per diluted share) for the second quarter and $0.3 million ($0.01 per diluted share) for the six months ended June 30, 2006 compared to net income from discontinued operations of $1.4 million ($0.03 per diluted share) and $1.7 million ($0.04 per diluted share) for the same periods in 2005.

Sales within the discontinued Lawnmower segment for the three months ended June 30, 2006 were $12.6 million compared to $16.1 million in 2005.  For the six month period ended June 30, 2006, sales were $26.5 million compared to $28.9 million in 2005.  The decline in sales revenue was due to a decrease in unit volume, offset partially by an increase due to favorable price and product mix.  The year over year decline in income for the periods reported is primarily the result of the recognition of $1.9 million for estimated employee severance and $0.3 million for pension curtailment costs associated with employees of the Lawnmower segment.  Lower unit sales volume and sales revenue also contributed to the reduced operating income in the 2006 comparable periods.  The tax benefit on discontinued operations was $0.6 million and $0.2 million, respectively, for the three and six months ended June 30, 2006, compared to a negligible tax provision for the two comparable periods in 2005.

We estimate the pre-tax gain on the assets of the Lawnmower segment that were sold in the third quarter of 2006 to be between $19.0 million and $21.0 million, exclusive of transaction costs, transition costs and any disposal activities.  We anticipate incurring additional costs associated with these activities during the transition and wind-down period necessary to transfer the purchased assets to Husqvarna’s Beatrice, Nebraska facility and to dispose of the Lawnmower segment’s Coffeyville, Kansas land and building.  We currently estimate that the total pre-tax costs associated with the Dixon sale will be approximately $3.5 million to $4.5 million, consisting of $1.9 million for estimated employee severance, $0.3 for pension curtailment, $0.5 million for legal and other fees, and from $0.8 million to $1.8 million for transition and wind-down costs.

Segment Results. The following table reflects segment sales and operating income for 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Sales:
Outdoor Products	$114,723	$114,092	$228,919	$230,893
Industrial and Power Equipment	50,637	63,687	100,479	119,703
Inter-Segment Elimination	(266)	(161)	(502)	(466)
Total Sales	$165,094	$177,618	$328,896	$350,130

Operating income:
Outdoor Products	$23,098	$26,797	$47,905	$55,283
Industrial and Power Equipment	4,708	6,439	8,031	11,186
Inter-Segment Elimination	16	9	(27)	(30)
Contribution from segments	27,822	33,245	55,909	66,439
Corporate expenses	(3,807)	(4,203)	(9,610)	(8,065)
Operating income	$24,015	$29,042	$46,299	$58,374

Outdoor Products Segment.  Sales for the Outdoor Products segment in the second quarter of 2006 increased $0.6 million, or 1%, compared to the same period of 2005.  For the six month period, sales decreased $2.0 million, or 1%, year over year.

Domestic sales growth was 7% during the quarter and six month period, offset by declines in sales outside the United States of 3% during the quarter and 5% for the six month period.  The unfavorable year over year effect from foreign currency translation on sales, which was due primarily to exchange rates involving the Euro and other European currencies, was less pronounced during the quarter, at $0.2 million, but continued the unfavorable trend reported in the first quarter and contributed to the $2.4 million impact for the six month period.  The effect of volume on the second quarter’s results was an increase in sales of $1.4 million, partially offset by a $0.5 million decrease in average selling prices due to product and customer mix.  For the six month period, the favorable effect of higher average selling prices of $0.8 million was partially offset by a decrease in volume resulting in lower sales of $0.4 million.  Sales of outdoor yard care parts and accessories increased 5% for both the second quarter and six month periods.  Sales of concrete cutting products decreased 3% during the second quarter, but were 2% higher for the six months.  Sales of chain saw parts and accessories were equal to last year’s second quarter results but lower than last year’s six month results by 3%.  Order backlog increased during the quarter to $75.7 million compared to $70.3 million at March 31, 2006 and $82.5 million at December 31, 2005.  The decrease in backlog compared to last year is partially due to increases in capacity and improved delivery to customers that have resulted in reduced order lead-time.

Second quarter segment contribution to operating income decreased $3.7 million and was 20.1% of sales compared to 23.5% of sales last year.  Segment contribution to operating income for the six months ended June 30, 2006 declined $7.4 million over last year and was 20.9% of sales compared to 23.9% of sales last year.  In the quarter and six month comparisons to last year’s results, foreign currency exchange rates have had an unfavorable net effect of $2.4 million and $4.9 million, respectively, or two-thirds of the total decrease in operating income.  The effect of foreign currency exchange rates is due to the U.S. dollar being weaker than in 2005 against currencies in countries where we have a manufacturing presence and the U.S. dollar being stronger than in 2005 in markets where we have significant sales.  Sales volume increases generated $0.3 million more operating income for the quarter, but the effect of volume was $0.9 million unfavorable for the six months.  The combined net unfavorable effect of price, product costs, mix and SG&A expense was $1.6 million for the quarter and $1.5 million for the six months compared to the same periods last year.  Included in these results were decreases in steel prices estimated at $0.7 million and $1.6 million, respectively, for the three and six month period, and a $0.5 million decrease in bad debt expense for both the three and six month period.  These decreases, however, along with selling price increases implemented in certain of our markets, are offset by the unfavorable shift in mix among products and distribution channels, and other increases in our costs of production due to decreased efficiency related to lower volumes of manufactured products.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment decreased $13.1 million, or 20%, in the second quarter of 2006 compared to the same period of 2005.  For the six month period, sales decreased $19.2 million, or 16%, compared to the same period of 2005.

The year over year decline was caused by lower unit sales of our timber harvesting equipment, estimated to be $15.9 million and $24.5 million, respectively, for the second quarter and six month period.  The volume decrease occurred across many of our product lines and brands in North America reflecting softer market conditions compared to one year ago.

Demand for our harvesters and forwarders was weakest in Canada and the upper Midwestern part of the United States due to weather-related factors, and Canadian sales have also been negatively impacted by unfavorable movement in exchange rates as the Canadian dollar has strengthened in relation to the United States dollar.  Retail sales incentive programs have been implemented on a targeted basis to improve sell-through of product and recover market share lost in the first six months of 2006.  In February 2006 our agreements with Caterpillar, Inc. were amended and products offered under the Timberking brand were converted to the “Caterpillar®” or “CAT®” brand.  This brand conversion is an important part of a long term strategy to increase our product offerings and the distribution network where our products are sold.  The brand transition temporarily slowed the reorder of new product by Caterpillar dealers during 2006 until much of the Timberking branded inventory held at dealers is sold through to the dealers’ customers.  We expect that the dealer inventory aspect of the branding transition will be completed prior to the end of 2006.

During June, 2006, the Industrial and Power Equipment segment acquired the assets of Votec Engineering AB (“Votec”) through the Company’s Svenska Blount AB subsidiary.  Votec was a small European manufacturer of harvester heads for timber harvesting equipment.  The acquisition of Votec represents an additional part of the segment’s strategy to increase its product offerings and to strengthen its international market penetration.

The decrease in volume for our timber harvesting equipment was partially offset by an increase in volume for our rotational bearings and swing drive products, with total sales in these component lines up 43% for the quarter and 38% for the six months compared to last year.  Incremental volume from these component products, sold primarily in domestic markets, generated $1.9 million and $3.9 million of additional sales, respectively, for the quarter and six month periods.  The growth was primarily due to increased unit volumes, which have been supported by improvements in manufacturing processes that generated better product flow and customer service.

Improved price realization and mix generated additional segment sales of $1.0 million and $1.6 million, respectively, for the three and six month periods.  Geographically, segment sales declined both domestically and outside the United States, with sales outside the United States decreasing by $2.5 million, or 26%, and $4.1 million, or 23%, respectively, from last year’s results with a decline in units sold in Canada partially offset by continued growth in other foreign markets.  Order backlog for the segment was $37.0 million at June 30, 2006 compared to $38.0 million at March 31, 2006 and $45.0 million at December 31, 2005.

Segment contribution to operating income decreased $1.7 million, or 27%, during the second quarter of 2006 and $3.2 million, or 28%, during the six months ended June 30, 2006 compared to the same periods in 2005.  The year over year decrease includes the unfavorable effect from lower volume of $2.8 million for the second quarter and $4.7 million for the first six months.  A net increase in steel prices resulted in higher costs of $0.2 million and $0.4 million for the second quarter and six months, respectively.  Product development costs, related to EPA-mandated Tier III engines and other product design projects, increased $0.5 million for the quarter and $0.9 million for the six months ended June 30, 2006 compared to one year ago.  The brand conversion of Caterpillar products resulted in incremental expense of $0.8 million for the six months ended June 30, 2006 compared to last year.  These decreases in segment contribution were partially offset by the year over year favorable effects of higher selling price realization, product mix and lower product costs with a combined effect estimated at $1.8 million for the second quarter and $3.6 million for the six months compared to last year.  The operating margin was 9.3% and 8.0%, respectively, for the second quarter and first six months of 2006 compared to 10.1% and 9.3%, respectively, for the same periods in 2005.

Corporate Expense.  The decrease of $0.4 million, or 9%, during the second quarter of 2006 included decreases of $0.4 million in legal and other professional services and $0.2 million for performance-based compensation.  These areas of lower expense were partially offset by increases of $0.4 million for stock-based compensation related to the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) at the beginning of 2006.  For the six month period, corporate expense increased $1.5 million, or 19%, compared to the same period last year and included stock-based compensation related to SFAS No. 123(R) of $2.1 million.  SFAS No. 123(R) requires the recognition of expense for stock related grants made to retirement-eligible employees be recorded at the time of grant.  In the first quarter, the Company granted stock-based compensation to certain retirement-eligible employees and, as a result, the stock-based compensation expense recorded during the first quarter was higher than the expense during the second quarter and, similarly, higher than the expense expected in the remainder of the year.  The total expected stock-based compensation expense for 2006 is estimated to be between $2.8 million and $3.3 million.  In the first six months, legal and other professional service expenses were $0.7 million lower than 2005 and employee benefits expenses were $0.3 million lower than last year.

Financial Condition, Liquidity and Capital Resources

Total debt at June 30, 2006 was $411.6 million compared to $407.7 million at December 31, 2005.  As of June 30, 2006, outstanding debt consisted of a revolving credit facility balance of $87.0 million, a term B loan of $149.6 million and 8 7/8% senior subordinated notes of $175.0 million.  The interest rate is fixed on the senior subordinated notes but is variable on the revolving credit facility and term B loan.  The increase in total debt was used to make voluntary contributions to our domestic funded pension plan and to support increases in working capital.

On July 27, 2006, we closed the sale of certain assets of Dixon, the subsidiary that made up our Lawnmower segment, to a subsidiary of Husqvarna.  Blount received preliminary proceeds of $33.9 million upon the closing of the transaction. These proceeds, which are subject to certain post-closing adjustments, will be used to reduce debt, fund the closure of Dixon’s Coffeyville, Kansas facility and pay applicable taxes, transition costs and transaction fees. Blount estimates that net after tax cash proceeds available for debt repayment from the transaction will be between $25 million and $28 million.

Interest expense was $18.3 million in the first six months of 2006, a decrease of $0.4 million compared to the first six months of 2005.  The comparison included the favorable effect from a reduction in the average principal amount of debt outstanding, but was largely offset by higher variable interest rates for the two comparable periods.  Our interest expense may vary in the future because the revolving credit facility and term B loan interest rates are variable.  Interest rates have risen throughout 2005 and the first six months of 2006, although we reduced our variable interest rates with an amendment of our credit facilities in March 2006.  Our weighted average interest rate on all debt was 7.72% as of June 30, 2006, compared to 7.63% as of December 31, 2005.  Cash paid for interest in the first six months of 2006 was $17.1 million compared to $12.7 million in the same period of 2005, an increase due to the difference in timing of term loan interest payments.

2006 Amendment to Credit Facilities.  On March 23, 2006, we amended our senior credit facilities.  This amendment included the following changes to the term notes and revolving credit facility:

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

•                  The Company incurred fees and third party costs of $0.7 million related to the amendment.

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

The revolving credit facility provides total available borrowings up to $150.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio.  As of June 30, 2006, we had the ability to borrow an additional $57.1 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowings and at the individual maturity dates for any LIBOR-based term borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term B loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term B loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date.  Once repaid, principal under the term B loan facility may not be re-borrowed by the Company.

The senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment requirements related to the sale of our assets or the issuance of stock under certain circumstances, and upon the Company’s annual generation of excess cash flow as determined under the credit agreement.  These credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of June 30, 2006.  Specific financial covenant calculations under the agreements are as follows:

	Required Ratio	June 30, 2006
Fixed charge coverage ratio	Not less than 1.15	1.87
Leverage ratio	Not more than 4.25	3.18
First lien credit facilities leverage ratio	Not more than 2.75	1.85

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

Cash and cash equivalents at June 30, 2006 were $10.6 million compared to $12.9 million at December 31, 2005.  The $2.3 million decrease in our cash balance during the first six months of 2006 compares to an increase of $5.8 million in the same period of 2005.

Cash used in operating activities is summarized in the following table:

	Six Months Ended June 30,
(Amounts in thousands)	2006	2005
Income from continuing operations	$18,733	$32,725
Non-cash items	16,441	9,244
Subtotal	35,174	41,969
Changes in assets and liabilities, net	(31,168)	(13,898)
Discontinued operations	(379)	(197)
Cash provided by operating activities	$3,627	$27,874

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization; stock compensation expense; the tax benefit from exercise of stock options and other non-cash charges; deferred income taxes and the (gain) loss on disposal of property, plant and equipment.

Cash provided by operating activities during the six months ended June 30, 2006 of $3.6 million included the following:

•                  Net income from continuing operations of $18.7 million decreased $14.0 million due to the lower operating income that resulted from a decrease in sales, unfavorable currency exchange rates, additional stock compensation expense from our adoption of SFAS 123(R), and an increase in our effective income tax rate.

•                  Non-cash adjustments included stock compensation expense of $2.1 million related to the adoption of SFAS 123(R); $5.6 million of deferred tax expense related to our utilization of net operating losses to satisfy what would otherwise have become cash tax liabilities on domestic earnings; depreciation and amortization of $10.1 million, an increase of $0.9 million compared to the same period in 2005 primarily due to an increase in depreciation expense; offset partially by $1.4 million of gains related to the disposal of property, plant and equipment and excess tax benefits from share-based compensation.

•                  Changes in assets and liabilities, net, used $31.2 million of net cash and included the following items.

•                  A $4.0 million increase in receivables.

•                  An $8.1 million increase in inventories.

•                  A combined decrease in accounts payable and accrued expenses of $5.9 million, reflecting a decrease in the purchase of raw materials and other inventory, offset partially by an increase in the current portion of our obligations for pension contributions.

•                  A decrease in other liabilities of $13.0 million, primarily due to contributions made towards our funded pension plans.

•                  Discontinued operations used $0.4 million in cash.

Cash provided from operating activities during the six months ended June 30, 2005 of $27.9 million included the following:

•                  Net income from continuing operations of $32.7 million.

•                  Non-cash adjustments of $9.2 million for depreciation, amortization and other non-cash charges, offset partially by a gain on disposal of property, plant and equipment.

•                  Changes in assets and liabilities, net, used $13.9 million of net cash and included the following items.

•                  A $5.5 million increase in accounts receivable due to the increase in sales, as well as sales programs in certain of our segments, which also contributed to the increase in accounts receivable balances.

•                  An $8.3 million increase in inventories across our two segments, primarily due to business growth.

•                  A decrease in accrued expenses of $3.0 million, including a reduction in accruals for performance-based compensation related to 2004 that was paid during the first quarter of 2005, offset by other increases, related to business growth, and a decrease in the current portion of post-retirement benefits.

•                  An increase in other liabilities of $2.6 million included an increase in the non-current post-retirement benefit obligation.

•                  Discontinued operations used $0.2 million in cash.

Accounts receivable increased during the first six months of 2006 by $4.0 million compared to the amount reported at the end of 2005, after adjusting for $1.9 million from the effect of our discontinued Lawnmower segment and other non-cash items.  The increase in receivables is due to the increase in trade receivables, primarily due to the timing of sales and collections in June 2006 compared to December 2005.  The allowance for doubtful accounts was $2.1 million at June 30, 2006 and $2.2 million at December 31, 2005.

Cash taxes paid during the first six months of 2006 were $5.7 million compared to $7.1 million for the same period in 2005.  The year over year decrease in cash taxes was primarily due to a decline in foreign pre-tax income, and also reflects a higher than normal amount paid during the first half of 2005 related to the previous year.  Otherwise, cash taxes on continuing operations are expected to be comparable to the 2005 level even though the effective tax rate has increased, since we continue to utilize net operating loss and tax credit carryforwards to reduce current taxes payable.  Cash taxes paid may increase following the gain on sale of the assets of our discontinued operations.

Net cash used for investing activities in the first six months of 2006 was $10.2 million compared to $9.6 million for the same period in 2005.  Included in the 2006 activity was $9.7 million of expenditures for property, plant and equipment, which includes $2.4 million to expand capacity in our manufacturing facility in China, $1.4 million to expand key product line capacity at our manufacturing facility in Canada, and $0.9 million for business systems, related support equipment and other manufacturing equipment.  During the second quarter, we also had expenditures of $0.5 to acquire the assets of Votec.  The 2005 investments included $9.9 million of expenditures for property, plant and equipment.  This included capital spending for additional capacity, with $2.6 million at our China facility and $2.4 million in our Brazilian facility, as well as other capital expenditures primarily for our other manufacturing facilities.  In 2005 we also received $0.9 million from the sale of a surplus manufacturing facility and warehouse at our Zebulon, North Carolina location.  During 2006, we expect to utilize approximately $23.0 million to $25.0 million in available cash for capital expenditures, much of it directed toward increasing our manufacturing capacity and efficiency in the Outdoor Products segment.

We received gross proceeds of $33.9 million on July 27, 2006 from the sale of our discontinued Lawnmower segment.  These proceeds are subject to certain post-closing adjustments, and will be utilized to reduce debt, fund the closure of Dixon’s Coffeyville, Kansas facility and pay applicable taxes and transaction fees. We estimate that net cash proceeds available for debt repayment from the transaction will be between $25 million and $28 million.

Cash provided by financing activities in the first six months of 2006 was $4.3 million compared to cash used of $12.5 million in the comparable period of 2005.  The 2006 activity included the following transactions:

•                  A net draw down of $87.0 million on our revolving credit facility to support operations and fund the reduction of term loan debt as part of the amendment to our senior credit facilities that occurred in March 2006.

•                  Payments of $83.1 million of principal on our term loan debt, which included $1.0 million of scheduled payments and $82.1 million related to the March 2006 amendment of our senior credit facilities.

•                  Expenditures of $0.7 million incurred with the March 2006 amendment to our senior credit facilities.

•                  Exercise of stock options that generated $1.1 million, including $0.6 million of proceeds from the exercise of stock options, and a related $0.5 million of tax benefit from these exercises that is recognized as a financing activity under SFAS No. 123(R).

The 2005 activity included the following:

•                  Debt reduction of $12.0 million, including $10.0 million of voluntary pre-payments of principal and $2.0 million of scheduled and required payments on our term loans;

•                  Payment of previously recorded debt issuance costs of $2.6 million, and previously recorded stock issuance costs of $1.4 million related to financing transactions completed in 2004;

•                  Proceeds from the issuance of stock and related purchase of treasury stock, each at $6.1 million; and

•                  Proceeds from the exercise of stock options of $3.4 million.

In June 2005, we and certain of our stockholders sold 7.5 million shares of our common stock in a public offering.  We retained cumulative net proceeds of $10 thousand for the following transactions:

•                  Lehman Brothers sold 7,117,620 shares of our common stock, and its ownership as of June 30, 2005 was approximately 8.9 million shares, or 19% of our outstanding common stock.  We did not receive any proceeds from this secondary sale;

•                  We issued 382,380 shares of common stock and received net proceeds of $6.1 million;

•                  We purchased 382,380 shares of common stock from certain stockholders for $6.1 million.  These shares are held as treasury stock and we have accounted for this treasury stock as constructively retired in the consolidated financial statements; and

•                  Warrants for 1,000,000 shares of common stock at $0.01 per share were exercised with net proceeds of $10 thousand received by Blount.

Of the amounts disbursed for debt and equity issuance costs in the first six months of 2005, $3.2 million was paid to Lehman Brothers, which previously controlled more than 50% of our outstanding common stock.

Critical Accounting Policies

On January 1, 2006 we adopted a new accounting standard, SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”.  SFAS No. 123(R) requires all share-based payments to employees, directors and others who provide services to the Company, including grants of employee stock options and stock appreciation rights (“SARs”), to be valued at fair value on the date of grant, and to be expensed over the applicable service period.  Prior to the adoption of this new standard, our policy was to account for stock-based compensation under Accounting Principles Board Opinion No. 25, using the intrinsic value method for stock options, and to provide pro forma disclosure of the income statement effects of share-based payments using fair value accounting.

In implementing this new standard, the modified prospective method was selected, and, as a result, the comparison to financial results in periods ending prior to our date of adoption will not include the effects of expense recognition for similar transactions.  During the three months and six months ended June 30, 2006, stock compensation expense was $0.2 million and $1.4 million, respectively, net of the tax effect.  This compares to pro forma expense of $0.2 million and $0.4 million, respectively, net of tax for the same periods in 2005.  At June 30, 2006, there was $2.6 million of total compensation cost for awards that has not yet been recognized, with the weighted average period over which it is expected to be recognized at 1.2 years.

Under certain conditions, stock options and SARs granted by the Company are eligible for continued vesting upon the retirement of the employee. SFAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement-eligible prior to the completion of the vesting period. The amount of accelerated amortization of expense recognized for those employees that were retirement eligible or became retirement eligible within the vesting period during the three months and six months ended June 30, 2006 was a decrease of $0.2 million and an increase of $1.0 million, respectively.

With the adoption SFAS No. 123(R), there was no material difference in valuation methodologies or assumptions used to estimate fair value compared to our previous pro forma disclosure.  Furthermore, there have been no modifications to outstanding options during the period this standard was adopted or any changes in the terms or conditions of outstanding stock awards.  New awards were granted during the first quarter of 2006, in the form of stock-settled SARs, with comparable quantities granted as in previous grants.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We are currently evaluating the impact of FASB Interpretation No. 48 on our financial statements.  Application of this interpretation is required in financial statements for fiscal years beginning after December 15, 2006.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,”  “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates and the anticipated effects of discontinued operations involve certain estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, including raw materials such as steel. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes. See also the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K for further discussion of market risk.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Security Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were taken at our annual meeting of stockholders, which was held on April 25, 2006:

1.  The stockholders elected the eight nominees for director to our Board of Directors.  The eight directors elected, along with the voting results, are as follows:

	No. of Shares	No. of Shares
Name	Voting For	Withheld Voting
R. Eugene Cartledge	42,212,446	1,711,359
Joshua L. Collins	38,430,807	5,492,998
Eliot M. Fried	42,068,764	1,855,041
Thomas J. Fruechtel	42,067,255	1,856,550
E. Daniel James	38,517,314	5,406,491
Robert D. Kennedy	40,188,324	3,735,481
Harold E. Layman	38,662,979	5,260,826
James S. Osterman	38,709,276	5,214,529

2.  The stockholders approved the Blount International, Inc. 2006 Executive Management Annual Incentive Plan.  The vote was as follows:

For	38,123,740
Against	3,882,234
Abstain	15,132
No-Vote	1,902,699

3.  The stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan.  The vote was as follows:

For	34,023,196
Against	7,881,514
Abstain	116,396
No-Vote	1,902,699

4.  The stockholders ratified the appointment by our Audit Committee of PricewaterhouseCoopers LLP as the Corporation’s independent auditors.  The vote was as follows:

For	41,466,028
Against	2,457,254
Abstain	523

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

Dated: August 8, 2006