Form 10-Q
period 2006-09-30
BLOUNT INTERNATIONAL INC
filed 2006-11-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issued classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2006
$0.01 Par Value	47,213,192 shares

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005

Sales	$164,097	$175,182	$492,993	$525,312
Cost of sales	114,910	118,453	339,982	354,259
Gross profit	49,187	56,729	153,011	171,053
Selling, general and administrative expenses	25,728	27,122	83,253	83,072
Retirement plan redesign	3,747		3,747
Plant closure costs	1,055		1,055
Operating income	18,657	29,607	64,956	87,981
Interest income	80	119	244	530
Interest expense	(8,941)	(9,353)	(27,229)	(28,006)
Other income (expense), net	(302)	(1,343)	797	(1,826)
Income from continuing operations before income taxes	9,494	19,030	38,768	58,679
Provision (benefit) for income taxes	(640)	3,408	9,901	10,334
Income from continuing operations	10,134	15,622	28,867	48,345
Discontinued operations:
Income before taxes from discontinued lawnmower segment	12,799	407	12,238	2,106
Income tax provision	7,809	5	7,597	25
Income from discontinued operations	4,990	402	4,641	2,081
Net income	$15,124	$16,024	$33,508	$50,426

Basic income per share:
Continuing operations	$0.21	$0.33	$0.61	$1.06
Discontinued operations	0.11	0.01	0.10	0.04
Net income	$0.32	$0.34	$0.71	$1.10

Diluted income per share:
Continuing operations	$0.21	$0.33	$0.60	$1.02
Discontinued operations	0.11	0.01	0.10	0.04
Net income	$0.32	$0.34	$0.70	$1.06

Weighted average shares used in per share calculations:
Basic	47,161	46,610	47,121	45,801
Diluted	47,841	47,602	47,889	47,445

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share data)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$11,794	$12,937
Accounts receivable, net of allowance for doubtful accounts of $2,137 and $2,239 respectively	102,300	93,593
Inventories, net	84,569	85,274
Deferred income taxes	19,541	28,551
Other current assets	5,420	6,250
Total current assets	223,624	226,605
Property, plant and equipment, net	96,936	101,538
Goodwill	71,892	76,891
Deferred financing costs	15,553	17,603
Deferred income taxes	12,440	12,233
Assets held for sale	2,700
Other assets	17,900	20,322
Total Assets	$441,045	$455,192

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,500	$2,360
Accounts payable	33,496	41,224
Accrued expenses	66,749	69,692
Other current liabilities	599	1,115
Total current liabilities	102,344	114,391
Long-term debt, excluding current maturities	375,750	405,363
Deferred income taxes	4,571	4,250
Employee benefits	52,636	65,853
Other liabilities	12,396	10,522
Total liabilities	547,697	600,379
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,167,192 and 47,004,292 outstanding, respectively	472	470
Capital in excess of par value of stock	570,758	566,692
Accumulated deficit	(670,042)	(703,550)
Accumulated other comprehensive loss	(7,840)	(8,799)
Total stockholders’ (deficit)	(106,652)	(145,187)
Total Liabilities and Stockholders’ Deficit	$441,045	$455,192

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2006	2005
Cash flows from operating activities:
Income from continuing operations	$28,867	$48,345
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	12,656	11,287
Amortization, stock compensation and other non-cash charges	8,866	4,395
Excess tax benefit from share-based compensation	(532)
Deferred income taxes	4,013	137
Loss (gain) on disposal of property, plant, and equipment	598	(423)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10,795)	(14,824)
(Increase) decrease in inventories	(5,338)	(10,529)
(Increase) decrease in other assets	(22)	(1,832)
Increase (decrease) in accounts payable	(5,549)	307
Increase (decrease) in accrued expenses	(8,148)	(3,605)
Increase (decrease) in other liabilities	(8,797)	3,418
Discontinued operations	(3,668)	(1,060)
Net cash provided by operating activities	12,151	35,616

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	104	933
Acquisition of business	(503)
Purchases of property, plant and equipment	(15,563)	(13,552)
Discontinued operations	32,644	(594)
Net cash provided by (used in) investing activities	16,682	(13,213)

Cash flows from financing activities:
Net borrowings under revolving credit facility	53,000
Repayment of term loan principal	(83,473)	(47,792)
Issuance costs related to debt	(700)	(2,554)
Issuance costs related to stock		(1,425)
Proceeds from issuance of stock		6,123
Purchase of treasury stock		(6,123)
Excess tax benefit from share-based compensation	532
Proceeds from exercise of stock options	665	6,576
Net cash used in financing activities	(29,976)	(45,195)

Net decrease in cash and cash equivalents	(1,143)	(22,792)
Cash and cash equivalents at beginning of period	12,937	48,570
Cash and cash equivalents at end of period	$11,794	$25,778

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in 000’s)

Balance December 31, 2005	47,004	$470	$566,692	$(703,550)	$(8,799)	$(145,187)

Net income				33,508		33,508
Other comprehensive income (loss):
Foreign currency translation adjustment					1,038	1,038
Unrealized losses					(35)	(35)
Minimum pension liability adjustment					(44)	(44)
Comprehensive income, net						34,467
Exercise of stock options	163	2	1,195			1,197
Stock compensation expense			2,871			2,871
Balance September 30, 2006	47,167	$472	$570,758	$(670,042)	$(7,840)	$(106,652)

Other comprehensive income for the three and nine months ended September 30, 2006 was $0.2 million and $1.0 million, respectively.  Other comprehensive loss for the three and nine months ended September 30, 2005 was $0.1 million and $2.3 million, respectively.

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

The accompanying financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and September 30, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Management is continually evaluating and updating these estimates and it is reasonably possible that these estimates will change in the near term.

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications have no effect on previously reported net income or net stockholders’ deficit.

NOTE 2:  ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

Discontinued Lawnmower Segment.  On July 27, 2006, the Company sold certain of the assets and liabilities of Dixon Industries, Inc. (“Dixon”) to Husqvarna Professional Outdoor Products, Inc. (“Husqvarna”), a wholly-owned subsidiary of Husqvarna AB (Sweden).  Dixon had previously been reported as the Company’s Lawnmower Segment.  The Company received preliminary cash proceeds of $33.9 million on July 27, 2006 which were applied to the outstanding principal balance of the revolving credit facility.  The final purchase price is subject to adjustment as specified in the related asset purchase agreement. Certain liabilities of Dixon, as well as the land, building, building improvements, certain machinery and equipment and various other assets related to its Coffeyville, Kansas facility, were retained by the Company by merger of Dixon with and into 4520 Corp. Inc., an indirect wholly-owned subsidiary of the Company.   The net property, plant and equipment associated with the discontinued operations of Dixon are carried at their estimated fair value and are included in assets held for sale in the consolidated balance sheet.  The land and building are currently being marketed for sale by the Company.

Discontinued operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2006	2005	2006	2005

Sales	$2,995	$11,513	$29,510	$40,391
Operating income (loss)	(4,889)	407	(5,450)	2,106
Gain on disposition of net assets	17,688		17,688
Income before taxes from discontinued lawnmower segment	12,799	407	12,238	2,106
Income tax provision	7,809	5	7,597	25
Income from discontinued operations	$4,990	$402	$4,641	$2,081

Included in operating income (loss) for the three and nine months ended September 30, 2006 are charges totaling $4.7 million and $7.0 million, respectively, for employee severance and benefits costs, impairment of assets and transition costs.

Acquisition of Votec Engineering.  On June 9, 2006, the Company’s Industrial and Power Equipment segment purchased the assets of Votec Engineering AB (Sweden) (“Votec”) through the Company’s Svenska Blount AB subsidiary for $0.5 million in cash consideration.  Votec was in the business of the design, manufacture and distribution of harvester heads for use in timber harvesting equipment.  The purchase agreement includes additional contingent royalty payments of up to $0.8 million, depending on the number of harvesting heads sold over a four year period from the date of acquisition.  Such royalty payments are expensed as incurred to cost of sales in the consolidated statements of income.

Plant Closure Costs.  On August 8, 2006, the Company announced plans to close a manufacturing plant located in Menominee, Michigan, and shift production of the affected products to other manufacturing plants within the Industrial and Power Equipment segment during the fourth quarter of 2006. This plant closure resulted in a pre-tax charge of $1.1 million in the three and nine months ended September 30, 2006, for asset impairment, employee severance and other closure costs.  As of September 30, 2006, $0.1 million remains in accrued liabilities pertaining to these charges.

NOTE 3:  INVENTORIES, NET

Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2006	2005
Raw materials and supplies	$26,804	$29,254
Work in progress	14,529	14,276
Finished goods	43,236	41,744
Total inventories	$84,569	$85,274

As discussed in Note 2, the Company sold its Lawnmower Segment business, including all related inventory, on July 27, 2006.  The December 31, 2005 amounts in the preceding table include $6.3 million of inventories related to this discontinued operation.

NOTE 4:  DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments.  Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding term loan.   During the nine months ended September 30, 2006, the following occurred (see also Note 5):

(Amounts in thousands)
Balance at December 31, 2005	$17,603
Financing costs deferred	700
Amortization during period	(2,750)
Balance at September 30, 2006	$15,553

Estimated remaining amortization by year, assuming no further pre-payments of term loan principal, is as follows:

(Amounts in thousands)	Estimated Amortization by Year
2006	$980
2007	3,922
2008	3,922
2009	3,250
2010 and beyond	3,479
Total amortization	$15,553

NOTE 5:  LONG TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2006	2005
Revolving credit facility	$53,000
Term loans	149,250	$232,723
8 7/8% senior subordinated notes	175,000	175,000
Total debt	377,250	407,723
Less current maturities	(1,500)	(2,360)
Long-term debt	$375,750	$405,363

As of September 30, 2006, minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2006	$375
2007	1,500
2008	1,500
2009	54,500
2010	144,375
2011 and beyond	175,000
Total debt	$377,250

The weighted average interest rate on outstanding debt as of September 30, 2006 was 7.97%.

2006 Amendment to Credit Facilities.  On March 23, 2006, the Company amended certain terms of the senior credit facilities of its wholly-owned subsidiary, Blount, Inc.  This amendment included the following changes to the term loans and revolving credit facility:

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

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of September 30, 2006, the Company had the ability to borrow an additional $91.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

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

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of September 30, 2006.

NOTE 6:  INCOME TAXES

In 2003, the Company recorded a valuation allowance against its deferred tax assets in the U.S. because management determined at that time that it was more likely than not that such deferred tax assets would not be realized. The deferred tax assets were comprised principally of domestic federal net operating loss carryforwards generated during 2001 and 2003, state net operating loss carryforwards generated from 1989 through 2003, a domestic federal capital loss carryforward from 2002 and other book expenses not then currently deductible for tax purposes. Subsequent to 2003, additional deferred tax assets and valuation allowances were recorded in 2004 for domestic net operating losses and other expenses not currently deductible for tax purposes.

In the fourth quarter of 2005, the Company concluded that, except for certain specific deferred tax assets, it was more likely than not that the Company would realize the majority of these deferred tax assets.  Therefore, the Company reversed most of the valuation allowance as of December 31, 2005.  The remaining valuation allowance of $2.9 million as of December 31, 2005 pertains to certain tax credit and state net operating loss carryforwards that are not currently expected to be realized before they expire.

The effect of the Company’s domestic net operating loss carryforwards and the related valuation allowance was that the income tax provision for the three and nine months ended September 30, 2005 primarily consisted of foreign, state and local taxes, with minimal federal tax expense recognized.  The income tax provision for the three and nine months ended September 30, 2006 consisted of federal, foreign, state and local taxes.  The Company recorded an income tax benefit of $0.6 million in the three months ended September 30, 2006, primarily due to the year-to-date effects of implemented tax planning initiatives.  The Company continues to utilize its various federal and state net operating loss and tax credit carryforwards to reduce the amount of cash tax payments required.  As of September 30, 2006, the estimated federal net operating loss carryforward remaining was approximately $26.4 million.

NOTE 7:  PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S. and Canada.  The Company also sponsors various other post-retirement medical and benefit plans covering many of its current and former employees.  The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2006	2005	2006	2005
Service cost	$1,470	$1,460	$86	$112
Interest cost	2,518	2,392	428	572
Expected return on plan assets	(2,900)	(2,404)	(4)	(11)
Immediate recognition and amortization of prior service cost	3,636	93	3	2
Amortization of net actuarial loss	396	648	143	332
Total net periodic benefit cost	$5,120	$2,189	$656	$1,007

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(Amounts in thousands)	2006	2005	2006	2005
Service cost	$4,867	$4,378	$258	$337
Interest cost	7,691	7,176	1,284	1,715
Expected return on plan assets	(8,692)	(7,211)	(12)	(33)
Immediate recognition and amortization of prior service cost	3,813	279	7	7
Amortization of net actuarial loss	2,076	1,944	430	995
Total net periodic benefit cost	$9,755	$6,566	$1,967	$3,021

The Company recorded a pension curtailment charge of $0.3 million in discontinued operations for the three months ended June 30, 2006.  This charge represented the portion of unamortized prior service cost related to the employees of the discontinued operations.

In August 2006, the Company announced a redesign of its domestic retirement plans, including the following changes:

•                  As of December 31, 2006, the Company will freeze its defined benefit pension plan and the associated nonqualified plan.  As of January 1, 2007, employees who currently participate in the plans will cease accruing benefits and new employees will not be eligible to participate.  All retirement benefits accrued up to the time of the freeze will be preserved.

•                  The Company’s defined contribution 401(k) plan will be amended to provide an additional annual Company contribution of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service.  The new contribution will be made whether or not the employee contributes to the plan.  In addition, the Company will continue to match employee contributions to 401(k) accounts up to 4.5% of base compensation.

Accordingly, the Company recorded a pension curtailment charge of $3.2 million in the three and nine months ended September 30, 2006, which represented the immediate recognition of the unamortized prior service cost for domestic employees and is reflected in the tables above.  The Company has incurred approximately $0.5 million for related fees and costs associated with the changes to its retirement plans.  The Company expects to contribute a total of approximately $18.2 million to its funded pension plans during 2006.

NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

September 30,
(Amounts in thousands)	2006
Warranty reserve	$3,449
Letters of credit outstanding	5,935
Third party financing agreements (1)	2,899
Accounts receivable securitization (2)	150

(1)  Applicable to third party financing agreements for customer equipment purchases.

(2)  Includes guarantees to a third party financing company of certain accounts receivable.

Changes in the warranty reserve are as follows:

Nine Months Ended September 30,
(Amounts in thousands)	2006
Balance at December 31, 2005	$4,888
Warranty reserve related to discontinued operations	(976)
Accrued warranty expense	2,310
Payments made (in cash or in-kind)	(2,773)
Balance at September 30, 2006	$3,449

The warranty reserve is included in accrued expenses on the consolidated balance sheet.  The warranty reserve that was related to discontinued operations was assumed by Husqvarna as part of the asset purchase agreement (see Note 2).  In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 13).

The Company is a defendant in a number of product liability lawsuits and other legal proceedings, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies.  The Company also participates from time to time in product recall programs in which certain identified products are determined to be potentially dangerous to use and are recalled and replaced or repaired. The Company initiated a voluntary recall of certain lawnmower blades during the three months ended September 30, 2006.  In addition, the Company is a party to a number of commercial or contractual suits arising out of the normal course of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits, proceedings and programs, alone or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

The Company accrues, by a charge to income, an amount representing management’s best estimate of probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for a matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all of the then known current circumstances.

NOTE 9:  EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted earnings per share computations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2006	2005	2006	2005
Shares for basic income per share computation – weighted average common shares outstanding	47,161	46,610	47,121	45,801
Dilutive effect of stock options, stock appreciation rights and warrants	680	992	768	1,644
Shares for diluted income per share computation	47,841	47,602	47,889	47,445
Options and stock appreciation rights excluded from computation as anti-dilutive because they are out-of-the-money	1,945	7	1,831	9

NOTE 10:  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), ‘‘Share-Based Payment’’ (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based compensation to employees, directors and others who perform services for the Company, including grants of stock options and stock appreciation rights (“SARs”), to be valued at fair value on the date of grant and to be expensed over the applicable service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based compensation is no longer an alternative to expense recognition.  The adoption of SFAS No. 123(R) resulted in a reduction in income before taxes of $0.7 million and $2.9 million, and a reduction in income from continuing operations and net income of $0.4 million and $1.8 million, in the three and nine months ended September 30, 2006, respectively.  The adoption of SFAS 123(R) reduced basic and diluted earnings per share by $0.01 and $0.04 for the three and nine months ended September 30, 2006, respectively.  Under the modified prospective application method, the results for prior periods have not been restated.

Under the Company’s 1999 Stock Incentive Plan and 2000 Stock Incentive Plan, options to purchase the Company’s common stock, SARs and other forms of stock-based compensation could be granted to employees, directors and other persons who perform services for the Company.  Such options could be either incentive stock options or non-qualified stock options. Options and SARs generally vested in equal installments over a three year period and expire ten years from the date of grant. The number of shares that could have been issued under these two plans could not exceed an aggregate of 5,875,000 shares.

On April 25, 2006, the Company’s stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the 1999 and 2000 plans were replaced at that time.  The 2006 Plan provides for substantially similar terms and conditions of stock-based awards to the predecessor plans, but also provides for the use of restricted stock awards and other forms of equity instruments.  The maximum number of shares that may be awarded under the 2006 Plan is 4,236,919, of which 736,919 represent shares that remained unused under the 1999 and 2000 plans that were transferred to the 2006 Plan.  The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000.  Outstanding stock-based awards issued under the 1999 and 2000 plans remain unaffected by the adoption of the 2006 Plan.

The fair value of options and SARs was estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2006 was derived from the “simplified” method described in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The expected average life for options granted in 2005 was based on historical data and management estimate.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life.  The expected volatility factors used are based on the historical volatility of the Company’s stock.  The expected dividend yield is based on historical information and management estimate.

The following assumptions were used to estimate fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Estimated average life	n/a	n/a	6 years	5 years
Risk-free interest rate	n/a	n/a	4.6%	3.8%
Expected volatility	n/a	n/a	26.7%	43.0% - 43.9%
Weighted average volatility	n/a	n/a	26.7%	43.3%
Dividend yield	n/a	n/a	0.0%	0.0%
Weighted average grant date fair value	n/a	n/a	$6.09	$7.21

A summary of stock option and stock-settled SARs activity for the nine months ended September 30, 2006 is presented in the following table:

	Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in ‘000’s)			(in ‘000’s)
Outstanding options at beginning of period	3,118	$9.22
SARs Granted	612	16.76
Options Exercised	(163)	4.08
Options Forfeited	(32)	8.17
Outstanding options and SARs at end of period	3,535	10.77	6.1	$8,956

Outstanding options at end of period	2,923	9.51	5.4	8,956
Outstanding SARs at end of period	612	16.76	9.1	zero

Options exercisable at end of period	2,585	8.58	5.0	$8,956
SARs exercisable at end of period	20	$16.76	0.8	zero

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in “000’s)	2006	2005	2006	2005
Intrinsic value of options exercised	$117	$2,251	$1,857	$8,131
Estimated fair value of options and SARs which vested	38	zero	191	zero
Share-based compensation cost recognized in income	699	zero	2,871	67
Total tax benefit related to share-based compensation recognized	232	zero	935	11
Total amount of cash received from options exercised	72	3,129	665	6,566
Tax benefit realized from stock options exercised	44	zero	532	zero
Cash used to settle equity instruments	zero	zero	zero	zero

As of September 30, 2006, the total compensation cost related to awards not yet recognized was $2.3 million. The weighted-average period over which this expense is expected to be recognized is 1.1 years.  The Company’s policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, stock options, SARs and restricted stock granted by the Company are eligible for continued vesting upon the retirement of the employee. SFAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement eligible prior to the completion of the vesting period. Prior to the adoption of SFAS No. 123(R), the Company’s pro forma disclosure reflected the expense of such options ratably over the stated vesting period. The SEC has recently clarified that companies should continue to follow the expense amortization method that they have been using for pro forma disclosure prior to adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for retirement within the vesting period. Had the Company been accounting for such stock options using the accelerated amortization schedule for those employees that were eligible for retirement or became eligible for retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure for the three and nine months ended September 30, 2005 would not have been material.  The effect of applying accelerated amortization of expense recognized for those employees that were retirement eligible or became retirement eligible within the vesting period during the three and nine months ended September 30, 2006 was an increase of $0.1 million and an increase of $1.1 million, respectively.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the fair value at the grant dates in accordance with SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2005	2005
Net income as reported	$16,024	$50,426
Add: stock-based employee compensation cost, net of tax, included in the reported results		56
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income under fair value method	(191)	(587)
Pro forma net income	$15,833	$49,895

Basic earnings per share as reported	$0.34	$1.10
Pro forma basic earnings per share	$0.34	$1.09
Diluted earnings per share as reported	$0.34	$1.06
Pro forma diluted earnings per share	$0.33	$1.05

Restricted Stock Awards.  On August 24, 2006, the Company awarded 35,256 shares of restricted stock to an executive officer.  The restricted stock had a fair value of $0.3 million on the grant date and vests two thirds after two years and one third after three years from the grant date.  This award resulted in the immediate recognition of $0.3 million in compensation expense in the three and nine months ended September 30, 2006, because the executive officer was retirement eligible on the grant date.

NOTE 11:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has two operating segments, each of which is a reportable segment: Outdoor Products and Industrial and Power Equipment.  See also Note 2 regarding the discontinuation of the former Lawnmower segment business. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete cutting equipment, lawnmower blades and accessories for yard care equipment. Industrial and Power Equipment manufactures and markets timber harvesting equipment, timber harvesting heads, industrial tractors and loaders, rotation bearings and swing drives.

Certain financial information by segment is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Sales:
Outdoor Products	$111,481	$108,855	$340,400	$339,748
Industrial and Power Equipment	52,747	66,659	153,226	186,362
Inter-segment elimination	(131)	(332)	(633)	(798)
Total sales	$164,097	$175,182	$492,993	$525,312

Operating income:
Outdoor Products	$23,532	$25,244	$71,437	$80,527
Industrial and Power Equipment	3,949	8,187	11,980	19,373
Inter-segment elimination	56	10	29	(20)
Contribution from segments	27,537	33,441	83,446	99,880
Corporate expenses	(4,078)	(3,834)	(13,688)	(11,899)
Retirement plan redesign	(3,747)		(3,747)
Plant closure costs	(1,055)		(1,055)
Operating income	$18,657	$29,607	$64,956	$87,981

NOTE 12:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2006	2005
Interest paid	$29,255	$25,737
Income taxes paid, net	$6,871	$9,569

NOTE 13:  CONSOLIDATING FINANCIAL INFORMATION

See Note 5 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Three Months Ended September 30, 2006
Sales		$114,885	$24,061	$71,935	$(46,784)	$164,097
Cost of sales		78,681	15,255	53,132	(32,158)	114,910
Gross profit		36,204	8,806	18,803	(14,626)	49,187
Operating expenses		21,362	2,038	7,130		30,530
Operating income		14,842	6,768	11,673	(14,626)	18,657
Other, net	$(5,896)	(4,471)	678	526		(9,163)
Income (loss) from continuing operations before income taxes	(5,896)	10,371	7,446	12,199	(14,626)	9,494
Provision (benefit) for income taxes	(2,393)	(4,715)	5,255	1,213		(640)
Income (loss) from continuing operations	(3,503)	15,086	2,191	10,986	(14,626)	10,134
Income (loss) from discontinued operations			4,990			4,990
Equity in earnings of affiliated companies	18,627	3,541	88		(22,256)
Net income	$15,124	$18,627	$7,269	$10,986	$(36,882)	$15,124

For the Nine Months Ended September 30, 2006
Sales		$349,771	$79,608	$211,547	$(147,933)	$492,993
Cost of sales		254,792	58,898	160,963	(134,671)	339,982
Gross profit		94,979	20,710	50,584	(13,262)	153,011
Operating expenses		60,169	6,079	21,807		88,055
Operating income		34,810	14,631	28,777	(13,262)	64,956
Other, net	$(16,923)	(9,591)	347	(21)		(26,188)
Income (loss) from continuing operations before income taxes	(16,923)	25,219	14,978	28,756	(13,262)	38,768
Provision (benefit) for income taxes	(6,363)	4,398	5,632	6,234		9,901
Income (loss) from continuing operations	(10,560)	20,821	9,346	22,522	(13,262)	28,867
Income (loss) from discontinued operations			4,641			4,641
Equity in earnings of affiliated companies	44,068	23,247	294		(67,609)
Net income	$33,508	$44,068	$14,281	$22,522	$(80,871)	$33,508

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Three Months Ended September 30, 2005
Sales		$126,716	$30,998	$65,663	$(48,195)	$175,182
Cost of sales		95,154	20,974	50,513	(48,188)	118,453
Gross profit		31,562	10,024	15,150	(7)	56,729
Selling, general and administrative expenses		14,200	5,528	7,394		27,122
Operating income		17,362	4,496	7,756	(7)	29,607
Other, net	$(4,800)	(5,646)	29	(160)		(10,577)
Income (loss) from continuing operations before income taxes	(4,800)	11,716	4,525	7,596	(7)	19,030
Provision (benefit) for income taxes	(714)	1,389	241	2,492		3,408
Income (loss) from continuing operations	(4,086)	10,327	4,284	5,104	(7)	15,622
Income (loss) from discontinued operations			402			402
Equity in earnings of affiliated companies, net	20,110	9,783	113		(30,006)
Net income	$16,024	$20,110	$4,799	$5,104	$(30,013)	$16,024

For the Nine Months Ended September 30, 2005
Sales		$376,095	$89,495	$205,374	$(145,652)	$525,312
Cost of sales		275,340	69,036	153,579	(143,696)	354,259
Gross profit		100,755	20,459	51,795	(1,956)	171,053
Selling, general and administrative expenses		50,825	8,844	23,403		83,072
Operating income		49,930	11,615	28,392	(1,956)	87,981
Other, net	$(13,266)	(15,668)	29	(397)		(29,302)
Income (loss) from continuing operations before income taxes	(13,266)	34,262	11,644	27,995	(1,956)	58,679
Provision (benefit) for income taxes	(2,136)	2,041	662	9,767		10,334
Income (loss) from continuing operations	(11,130)	32,221	10,982	18,228	(1,956)	48,345
Income (loss) from discontinued operations			2,081			2,081
Equity in earnings of affiliated companies, net	61,556	29,335	247		(91,138)
Net income	$50,426	$61,556	$13,310	$18,228	$(93,094)	$50,426

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

September 30, 2006

Assets

Cash and cash equivalents				$15,466	$(3,672)	$11,794
Accounts receivable, net		$58,553	$10,779	32,968		102,300
Intercompany receivables		129,025	105,520	15,713	(250,258)
Inventories		47,910	18,978	23,605	(5,924)	84,569
Deferred income taxes		19,249		292		19,541
Other current assets		2,508	56	2,856		5,420
Total current assets		257,245	135,333	90,900	(259,854)	223,624
Investments in affiliated companies	$144,971	288,259	617	248	(434,095)
Property, plant and equipment, net		35,761	15,321	45,854		96,936
Assets held for sale			2,700			2,700
Goodwill and other assets		66,434	35,195	20,056	(3,900)	117,785
Total Assets	$144,971	$647,699	$189,166	$157,058	$(697,849)	$441,045

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		18,751	$9,901	$8,516	$(3,672)	33,496
Intercompany payables	$250,258				(250,258)
Other current liabilities		44,220	7,353	15,775		67,348
Total current liabilities	250,258	64,471	17,254	24,291	(253,930)	102,344
Long-term debt, excluding current maturities		375,750				375,750
Other liabilities	1,365	62,507	198	7,334	(1,801)	69,603
Total liabilities	251,623	502,728	17,452	31,625	(255,731)	547,697
Stockholders’ equity (deficit)	(106,652)	144,971	171,714	125,433	(442,118)	(106,652)
Total Liabilities and Stockholders’ Equity (Deficit)	$144,971	$647,699	$189,166	$157,058	$(697,849)	$441,045

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2005

Assets

Cash and cash equivalents		$43		$13,731	$(837)	$12,937
Accounts receivable, net		54,278	$18,831	20,484		93,593
Intercompany receivables		159,351	67,624	16,774	(243,749)
Inventories		38,688	23,784	22,802		85,274
Other current assets		31,404	867	2,530		34,801
Total current assets		283,764	111,106	76,321	(244,586)	226,605
Investments in affiliated companies	$99,943	261,663	323	248	(362,177)
Property, plant and equipment, net		26,558	32,591	42,389		101,538
Goodwill and other assets		79,924	30,708	16,417		127,049
Total Assets	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$2,313		$47		$2,360
Accounts payable		24,940	$9,375	7,746	$(837)	41,224
Intercompany payables	$243,749				(243,749)
Other current liabilities		49,862	7,179	13,766		70,807
Total current liabilities	243,749	77,115	16,554	21,559	(244,586)	114,391
Long-term debt, excluding current maturities		400,757		4,606		405,363
Other liabilities	1,381	74,094		5,150		80,625
Total liabilities	245,130	551,966	16,554	31,315	(244,586)	600,379
Stockholders’ equity (deficit)	(145,187)	99,943	158,174	104,060	(362,177)	(145,187)
Total Liabilities and Stockholders’ Equity (Deficit)	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Nine Months Ended September 30, 2006

Net cash provided by (used in) operating activities	$6,347	$(2,917)	$(1,274)	$12,830	$(2,835)	$12,151

Purchase of property, plant and equipment		(8,055)	(1,509)	(5,999)		(15,563)
Discontinued operations			32,644			32,644
Other		43	1	(443)		(399)

Net cash provided by (used in) investing activities		(8,012)	31,136	(6,442)		16,682

Net borrowings under revolving credit facility		53,000				53,000
Repayment of term loan principal		(78,820)		(4,653)		(83,473)
Advances from (to) affiliates	(7,544)	37,406	(29,862)
Other	1,197	(700)				497

Net cash provided by (used in) financing activities	(6,347)	10,886	(29,862)	(4,653)		(29,976)

Net decrease in cash and cash equivalents		(43)		1,735	(2,835)	(1,143)
Cash and cash equivalents at beginning of period		43		13,731	(837)	12,937
Cash and cash equivalents at end of period	$0	$0	$0	$15,466	$(3,672)	$11,794

For the Nine Months Ended September 30, 2005

Net cash provided by (used in) operating activities	$(10,315)	$41,090	$1,989	$2,536	$316	$35,616

Purchase of property, plant and equipment		(3,928)	(1,396)	(8,228)		(13,552)
Other		910	(593)	22		339

Net cash used in investing activities		(3,018)	(1,989)	(8,206)		(13,213)

Repayment of term loan principal		(47,583)		(209)		(47,792)
Other	10,315	(7,718)				2,597

Net cash provided by (used in) financing activities	10,315	(55,301)		(209)		(45,195)

Net increase (decrease) in cash and cash equivalents		(17,229)		(5,879)	316	(22,792)
Cash and cash equivalents at beginning of period		17,229		33,801	(2,460)	48,570
Cash and cash equivalents at end of period	$0	$0	$0	$27,922	$(2,144)	$25,778

NOTE 14:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is currently evaluating the impact of FIN No. 48 on its financial statements and will adopt the interpretation effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for the Company’s fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).  SFAS No. 158

requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The Company is currently evaluating the impact of SFAS No. 158 on its financial statements and will adopt the statement effective December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company adopted SAB 108 in September 2006 with no affect on the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months and nine months ended September 30, 2006 (unaudited) compared to three months and nine months ended September 30, 2005 (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005

Sales	$164,097	$175,182	$492,993	$525,312

Operating income	18,657	29,607	64,956	87,981

Income from continuing operations	10,134	15,622	28,867	48,345
Income from continuing operations per diluted share	0.21	0.33	0.60	1.02

Income from discontinued operations	4,990	402	4,641	2,081
Income from discontinued operations per diluted share	0.11	0.01	0.10	0.04

Net income	15,124	16,024	33,508	50,426
Net income per diluted share	0.32	0.34	0.70	1.06

These results reflect the following:

•                  On July 27, 2006 we completed the sale of certain assets and liabilities of our Dixon Industries, Inc. (“Dixon”) subsidiary to Husqvarna Professional Outdoor Products, Inc. (“Husqvarna”).  Dixon comprised our entire Lawnmower segment which is reported as discontinued operations for all periods presented, and is not included in our discussion of results from continuing operations.

•                  On August 4, 2006, we amended our U.S. retirement plans, freezing our defined benefit and supplemental retirement benefit plans effective December 31, 2006 and increasing the expected contributions we will make under our defined contribution plan.  These changes resulted in a pre-tax charge to income from continuing operations of $3.7 million in the three and nine month periods of 2006.

•                  On August 8, 2006, we announced our plan to close one of our smaller manufacturing plants, located in Menominee, Michigan, and shift production of the affected products to our other plants within our Industrial and Power Equipment segment during the fourth quarter of 2006. This plant closure resulted in a pre-tax charge of $1.1 million in the three and nine month periods.

•                  In the three months ended September 30, 2006, we recognized a net income tax benefit on continuing operations of $0.6 million, resulting from the year-to-date effects of implemented tax planning initiatives with higher anticipated deductions and exclusions on our domestic income tax return.

Sales in the three and nine months ended September 30, 2006 decreased by $11.1 million, or 6%, and $32.3 million, or 6%, respectively, from the same periods in 2005.  These decreases are largely due to decreases in sales volume, amounting to $10.5 million and $34.2 million, respectively.  For the three month period, the combination of selling price and mix resulted in a decrease of $2.0 million in sales, partially offset by a $1.4 million increase due to the change in foreign currency translation rates from last year.  For the nine month period, selling price and mix had a favorable effect resulting in $2.9 million of additional sales, partially offset by the unfavorable effect of foreign currency translation estimated to be $1.0 million.  Highlights of the year over year comparison of sales include the following:

•                  For the Outdoor Products segment, sales were up slightly compared to last year with increases of $2.6 million, or 2%, for the three month period, and $0.7 million for the nine month period.  The year over year change in foreign currency exchange rates had a positive effect on sales of $1.4 million during the three month period and a negative effect on sales of $1.0 million for the nine month period as compared to last year.

•                  In the Industrial and Power Equipment segment, sales decreased by $13.9 million, or 21%, during the three month period, and $33.1 million, or 18%, for the nine month period.  These decreases were primarily the result of a unit volume decline for timber harvesting equipment.  Weaker market conditions were the primary factor contributing to the decline in volume.

•                  International sales, on a consolidated basis, increased by 9% from last year’s three month period and declined 2% for the nine month period.  Domestic sales decreased by 18% for the three month period and 10% for the nine month period compared to the same periods of 2005.

Consolidated order backlog at September 30, 2006 was $93.5 million, a decrease from $112.6 million at June 30, 2006, and $127.5 million at December 31, 2005.

Operating income decreased by $11.0 million to $18.7 million during the three month period and by $23.0 million to $65.0 million during the nine month period compared to the same periods in 2005.  For the three month period, the operating margin was 11.4% compared to 16.9% last year, and for the nine month period, the operating margin was 13.2% compared to 16.7% in the same period last year.  The decrease in operating income includes a year over year reduction in gross profit of $7.5 million, or 13%, for the three month period, and a reduction of $18.0 million, or 11%, for the nine month period.  As a percent of sales, gross margin decreased to 30.0% and 31.0%, respectively, for the three and nine months ended September 30, 2006 compared to 32.4% and 32.6% for the same periods in 2005.  Selling, general and administrative (SG&A) expense decreased by $1.4 million, or 5%, during the three month period, but for the nine month period was comparable, increasing by $0.2 million compared to the prior year period.  The current year results also include non-recurring charges of $3.7 million related to the freeze of our domestic defined benefit pension plan, and $1.1 million related to the closure of a manufacturing facility in our Industrial and Power Equipment segment.

The year over year change in consolidated gross profit is presented in the following table:

(Amounts in millions)	Three months Ended September 30	Nine months Ended September 30
2005 gross profit	$56.7	$171.1
Increase (decrease)
Sales volume	(1.4)	(7.1)
Selling price and mix	(2.0)	2.8
Product cost and mix	(3.8)	(8.3)
Foreign currency translation	(0.3)	(5.5)
2006 gross profit	$49.2	$153.0

The decrease attributed to sales volume was primarily due to a decrease in unit sales of timber harvesting equipment in our Industrial and Power Equipment segment.  The decrease in selling price and mix in the three months was primarily due to lower average selling prices in the Outdoor Products segment, largely related to relative sales volumes by distribution channel.  On a nine month basis, selling price and mix contributed to an increase of $2.8 million due to price increases instituted earlier in 2006.  The decrease in gross margin related to product mix and cost included the effects of inflation on value added inputs such as labor and utilities, and a reduction in efficiency within both segments due to reductions in production volumes as compared to last year.  These increases were partially offset by lower steel costs as compared to last year for the nine month period of approximately $1.2 million.  For the three month period, steel costs did not significantly change from last year.  During the three month period the net negative impact of foreign currency translation reflects stronger currencies in Europe, Canada and Brazil, relative to the U.S. dollar, as compared to last year.  For the nine month period the negative effect of foreign currency translation has been more significant, due to weaker European currencies relative to the U.S. dollar and stronger currencies in Canada and Brazil as compared to last year.

SG&A decreased to $25.7 million in the third quarter of 2006 from $27.1 million in the same period of 2005, and increased for the nine month period to $83.3 million, compared to $83.1 million last year.  As a percent of sales, SG&A increased to 15.7% and 16.9%, respectively, for the three and nine month periods compared to 15.5% and 15.8%, respectively, for these same periods in 2005.  The three month year over year decrease of $1.4 million, or 5%, included lower expenses of $2.3 million for wages and benefits, primarily due to reduced benefits expense and performance based compensation.  These decreases were partially offset by increases of $0.7 million for stock-based compensation expense related to the adoption of a new accounting standard and $0.4 million for the unfavorable effect of currency exchange rates on expenses at our foreign offices.  For the nine months ended September 30, 2006, expenses were $0.2 million higher than last year, including, $2.9 million for stock-based compensation expense and a $1.1 million increase in engineering materials and professional services related to new product upgrades.  These increases were partially offset by decreases that included a $1.4 million reduction in wages and benefits, and a $1.5 million reduction for legal and compliance-related professional services.

In August 2006, we announced a redesign of our domestic retirement plans, including a freeze of our domestic defined benefit pension plan as of December 31, 2006, and an increase in funding under our defined contribution 401(k) plan.  In conjunction with this redesign, we incurred a pension curtailment charge of $3.2 million in the three months ended September 30, 2006, representing the unamortized prior service cost for plan participants, and an additional charge of $0.5 million for related fees and costs associated with the changes to our retirement plans.

On August 8, 2006, we announced our plan to close one of our manufacturing plants, located in Menominee, Michigan, and shift production of the affected products to the other plants within our Industrial and Power Equipment segment during the fourth quarter of 2006.  We recognized a $1.1 million charge related to this plant closure during the three and nine months ended September 30, 2006, and anticipate additional charges of $0.3 to $0.5 million will be incurred in the fourth quarter of 2006.  The related land and building is currently being marketed for sale.

Interest expense was $8.9 million and $27.2 million, respectively, during the three and nine months ended September 30, 2006.   The decreases from the prior year’s comparable periods of $0.4 million for the three month period and $0.8 million for the nine month period were largely due to the lower average outstanding debt balances, partially offset by an increase in average interest rates on our variable rate debt.  Interest income was comparable for the three month period and decreased by $0.3 million for the nine month period compared to last year.  The decrease in interest income compared to last year was primarily due to a decline in average cash balances.

Other expense for the three month period was $0.3 million; $1.0 million lower than last year’s results which included $1.3 million in charges to write off deferred financing costs resulting from the pre-payment of debt principal.  For the nine month period, other income of $0.8 compared to other expense of $1.8 million for the same period in 2005.  Included in the current year results is a net gain on an insurance settlement.  Last year’s results included a $1.7 million charge recorded to write off deferred financing costs from pre-payment of debt principal.

The 2006 provision for income taxes was a benefit of $0.6 million in the three month period, and an expense of $9.9 million in the nine month period, with a year-to-date effective tax rate of 25.5%.  In 2005 the income tax provision was $3.4 million in the three month period, or 17.9% of income before income taxes, and $10.3 million for the nine month period, or 17.6% of income before taxes.  This year’s tax provision for the three and nine month periods reflects the year-to-date effects of implemented tax planning initiatives with higher anticipated deductions and exclusions.  Last year’s tax rate reflects the application of a full valuation allowance on domestic tax assets and was based upon a management determination concerning the likelihood of those assets being realized.  This determination was first made in the third quarter of 2003 and was modified at December 31, 2005, when most of the remaining valuation allowance was reversed.  Therefore, the 2005 income tax provisions for both comparable periods included very little domestic federal tax expense, whereas the 2006 income tax provisions include a full domestic federal tax expense component. During 2006, we have continued to utilize available tax loss and credit carryforwards to offset cash taxes payable.  We estimate the remaining federal net operating loss carryforward as of September 30, 2006 is approximately $26.4 million.

As mentioned above, for all periods presented, discontinued operations consisted entirely of our Lawnmower segment.  The gain from discontinued operations was $5.0 million ($0.11 per diluted share) for the three months and $4.6 million ($0.10 per diluted share) for the nine months ended September 30, 2006 compared to net income from discontinued operations of $0.4 million ($0.01 per diluted share) and $2.1 million ($0.04 per diluted share) for the same periods in 2005.

The Company operated the Lawnmower segment through July 26, 2006.  The three month period of 2006 therefore only includes sales of $3.0 million, compared to $11.5 million during the complete three month period of 2005.  For the nine month period, sales of $29.5 million compare to sales for the nine months ended September 30, 2005 of $40.4 million.  For the three and nine months ended September 30, pre-tax income of $12.8 million and $12.2 million, respectively, includes a $17.7 million pre-tax gain on the disposal of net assets.  The net gain on disposal included $33.9 million of cash proceeds, partially offset by the $15.1 million book value of net assets sold and $1.1 million of estimated transaction costs.

Excluding the gain on sale of net assets, the pre-tax loss from operations of the discontinued Lawnmower segment was $4.9 million for the three month period and $5.5 million for the nine month period of 2006.  These losses are primarily the result of expenses necessary to finalize the closure of the facility, including the termination of the majority of the lawnmower segment employees, and to facilitate the transfer of assets sold to Husqvarna.  These results include compensation, severance and benefits costs of $1.2 during the three months and $3.1 million for the nine months; a charge during the three month period to write down assets retained by the Company (primarily the land and building); and other expenses.  Income taxes for discontinued operations were $7.8 million and $7.6 million, respectively, for the three and nine month periods in 2006.

Segment Results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Sales:
Outdoor Products	$111,481	$108,855	$340,400	$339,748
Industrial and Power Equipment	52,747	66,659	153,226	186,362
Inter-Segment elimination	(131)	(332)	(633)	(798)
Total sales	$164,097	$175,182	$492,993	$525,312

Operating income:
Outdoor Products	$23,532	$25,244	$71,437	$80,527
Industrial and Power Equipment	3,949	8,187	11,980	19,373
Inter-Segment elimination	56	10	29	(20)
Contribution from segments	27,537	33,441	83,446	99,880
Corporate expenses	(4,078)	(3,834)	(13,688)	(11,899)
Retirement plan redesign	(3,747)	—	(3,747)	—
Plant closure costs	(1,055)	—	(1,055)	—
Operating income	$18,657	$29,607	$64,956	$87,981

Outdoor Products Segment.  Sales for the Outdoor Products segment in the three month period of 2006 increased $2.6 million, or 2%, compared to the same period of 2005.  For the nine month period, sales were up slightly year over year, increasing $0.7 million.

The effect of volume on the three month period was an increase in sales of $3.8 million, partially offset by a $2.6 million decrease in average selling prices due to product and customer mix.  For the nine month period, the higher volume contributed $1.0 million of additional sales, along with the favorable effect of higher average selling prices and mix of $0.7 million. The year over year effect from foreign currency translation on sales, which was due primarily to exchange rates involving the euro and other European currencies, was $1.4 million favorable for the three month period, and $1.0 million unfavorable for the nine month period.  Geographically, sales grew outside the United States by 9% for the three month period but declined 1% for the nine month period compared to 2005.  This increase in international sales was partially offset by a 7% decline in domestic sales compared to last year’s three month results, with nine month domestic sales increasing 2% year over year.  Sales of yard care parts and accessories decreased 22% for the three month period and 3% for the nine month period as compared to last year.  Sales of these products are weighted toward our U.S. markets and have been influenced by unfavorable weather patterns during the third quarter of 2006.  Sales of concrete cutting products increased by 16% during the three month period and by 7% during the nine month period compared to last year.  Order backlog declined to $64.8 million compared to $75.7 million at June 30, 2006 and $82.5 million at December 31, 2005.  The decrease in backlog compared to last year is partially due to increases in capacity and improved delivery to customers that have resulted in reduced order lead-time.

Three month segment contribution to operating income decreased $1.7 million and was 21.1% of sales compared to 23.2% of sales last year.  Segment contribution to operating income for the nine months declined $9.1 million and was 21.0% of sales compared to 23.7% of sales last year.  In the three and nine month comparisons to last year’s results, foreign currency exchange rates had an unfavorable net effect of $0.7 million and $5.6 million, respectively.  Throughout 2006, the U.S. dollar has been weaker than in 2005 against currencies in countries outside the U.S. where we have a manufacturing presence.  During the third quarter, this was largely offset by the U.S. dollar being weaker than in 2005 in markets where we have significant sales; however, for the nine months, the U.S. dollar was, on average, stronger in these markets and contributed to a larger decrease in operating income.  Sales volume increases generated $2.1 million and $1.1 million more operating income, respectively, for the three and nine months as compared to last year.  The combined net unfavorable effect of selling prices, product costs, mix and SG&A expense was $3.1 million for the quarter and $4.5 million for the nine months compared to the same periods last year.  Included in these results were comparable steel costs for the three month period, and a decrease in steel costs estimated at $1.5 million for the nine month period.  Employee wages and benefits decreased by $1.3 during the three months and by $0.5 million for the nine months, compared to last year.  These decreases, however, along with selling price increases implemented earlier in the year in certain of our markets, were offset by the unfavorable shift in mix among products and distribution channels, and other increases in our costs of production due to decreased efficiency related to lower volumes of manufactured products.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment decreased $13.9 million, or 21%, in the three month period of 2006 compared to the same period of 2005.  For the nine month period, sales decreased $33.1 million, or 18%, compared to the same period of 2005.

The year over year sales decline was caused by lower unit sales of our timber harvesting equipment, estimated to be $15.6 million and $40.0 million, respectively, for the three and nine month periods.  The volume decrease occurred across our product lines and brands in North America reflecting softer market conditions compared to the prior year. The decrease in volume for our timber harvesting equipment was partially offset by an increase in volume for our rotational bearings and swing drive products, with total sales in these component lines up 12% for the three months and 28% for the nine months, each compared to last year. The growth for these product lines was primarily due to increased unit volumes, which have been supported by improvements in manufacturing processes that generated better product flow and improved customer service.

Improved price realization and mix generated additional segment sales of $0.6 million and $2.2 million, respectively, for the three and nine month periods.  Geographically, segment sales declined 25% domestically during the third quarter.  Outside the U.S., sales in Canada were also down, but this decrease was offset by growth in other regions that more than doubled last year’s three month comparable period.  For the nine month period, sales decreased by 19% domestically and 13% outside the U.S.  Order backlog for the segment was $28.7 million at September 30, 2006 compared to $37.0 million at June 30, 2006 and $45.0 million at December 31, 2005.

Demand for our timber harvesting equipment was weakest in Canada and the upper Midwestern part of the U.S. due to weather-related factors, and Canadian sales have also been negatively impacted by unfavorable movement in exchange rates as the Canadian dollar has strengthened in relation to the U.S. dollar.  Market demand for timber harvesting equipment in North America has further declined in recent months with the actual and forecasted decline in new housing starts, as well as slowing demand for wood products.

In August we announced the closure of the segment’s smallest manufacturing plant in Menominee, Michigan.  Manufacturing of affected products will be moved to other plants during the fourth quarter.  In June 2006, we acquired the assets of Votec Engineering AB (“Votec”) through the Company’s Svenska Blount AB subsidiary.  Votec was a small European manufacturer of harvester heads for timber harvesting equipment.  The acquisition of Votec represents an additional part of the segment’s strategy to increase its product offerings and to strengthen its international market penetration.  In February 2006, our agreements with Caterpillar, Inc. were amended and products offered under the Timberking brand were converted to the “Caterpillar®” or “CAT®” brand.  This brand conversion is part of a long term strategy to increase our product offerings and the distribution network where our products are sold. We also recently announced an initiative to consolidate three of the Company’s brand offerings (Hydro-Ax, Prentice and Fabtek) to one (Prentice). This brand transition was complemented with 17 new designs that were introduced to customers in August.

Three month segment contribution to operating income decreased $4.2 million, and was 7.5% of sales compared to 12.3% of sales last year.  Segment contribution during the nine months ended September 30, 2006 decreased $7.4 million, and was 7.8% of sales compared to 10.4% during the same period in 2005.  The year over year decrease includes the unfavorable effect from lower volume of $3.5 million for the three months and $8.2 million for the nine months.  Steel prices had a minimal effect on results during the three month period compared to the same period last year but for the nine month period resulted in higher costs of approximately $0.3 million.  The net effect of higher selling prices, product mix and other product costs resulted in reduced contribution of $1.5 million during the three month period and an increase of $1.5 million for the nine month period.  Product development costs, related to EPA-mandated Tier III engines and other product design projects, increased by $0.2 million for the three months and $1.1 million for the nine months compared to the prior year.  The brand conversion of Caterpillar products resulted in incremental expense of $0.8 million for the nine months ended September 30, 2006 compared to last year, while the consolidation among Blount brands resulted in minimal incremental cost.  These cost increases were partially offset by year over year decreases in expense for performance based compensation, benefits and travel for a combined savings of $0.9 million during the three month period and $0.9 million for the nine month period ended September 30, 2006.

Corporate Expense.  Corporate expense increased by $0.2 million, or 6%, during the three months ended September 30, 2006 as compared to 2005. Included in this increase is $0.7 million related to stock-based compensation expense following the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) at the beginning of 2006.  This increase was partially offset by decreases of $0.3 million in legal and other professional services and $0.3 million for employee benefits expenses.   For the nine month period, corporate expense increased $1.8 million, or 15%, compared to the same period last year and included stock-based compensation related to SFAS No. 123(R) of $2.9 million.  SFAS No. 123(R) requires the recognition of expense for stock related grants made to retirement-eligible employees be recorded at the time of grant.  In the first quarter of 2006, the Company granted stock-based compensation to certain retirement-eligible employees and, as a result, the stock-based compensation expense recorded during the first quarter was higher than in subsequent quarters and, similarly, higher than the expense expected in the remainder of the year.  The total expected stock-based compensation expense for 2006 is estimated to be $3.1 million.  In the nine month period, legal and other professional service expenses were $1.0 million lower than in 2005 and employee benefits expenses were $0.6 million lower than last year.

Financial Condition, Liquidity and Capital Resources

As a result of the sale of Dixon and the closing of our Menominee facility, certain assets have been reported separately as assets held for sale in our presentation of financial position as of September 30, 2006.

Total debt at September 30, 2006 was $377.3 million compared to $407.7 million at December 31, 2005.  As of September 30, 2006, outstanding debt consisted of a revolving credit facility balance of $53.0 million, a term B loan of $149.3 million and 8 7/8% senior subordinated notes of $175.0 million.  The decrease in debt outstanding in the nine month period was primarily from the application of net cash proceeds generated by the sale of our Lawnmower segment.

Interest expense was $27.2 million in the first nine months of 2006, a decrease of $0.8 million compared to the first nine months of 2005.  The comparison included the favorable effect from a reduction in the average principal amount of debt outstanding, but was partially offset by higher variable interest rates for the two comparable periods.  Our interest expense may vary in the future because the revolving credit facility and term B loan interest rates are variable. The interest rate is fixed on the senior subordinated notes.  Interest rates have risen throughout 2005 and the first nine months of 2006, although we reduced our variable interest rates with an amendment to our credit facilities in March 2006.  Our weighted average interest rate on all debt was 7.97% as of September 30, 2006, compared to 7.63% as of December 31, 2005.  Cash paid for interest in the first nine months of 2006 was $29.3 million compared to $25.7 million in the same period of 2005, an increase due to the difference in timing of term loan interest payments.

2006 Amendment to Credit Facilities.  On March 23, 2006, we amended certain terms of our senior credit facilities.  This amendment included the following changes to the term notes and revolving credit facility:

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

The revolving credit facility provides total available borrowings up to $150.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio.  As of September 30, 2006, we had the ability to borrow an additional $91.1 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowings and at the individual maturity dates for any LIBOR-based term borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term B loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term B loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date.  Once repaid, principal under the term B loan facility may not be re-borrowed by the Company.

The senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment requirements related to the sale of our assets or the issuance of stock under certain circumstances, and upon the Company’s annual generation of excess cash flow as determined under the credit agreement.  These credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of September 30, 2006.

Our debt continues to be significant, and future debt service payments continue to represent substantial obligations.  This degree of leverage may adversely affect our operations and could have important adverse consequences.

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

Cash and cash equivalents at September 30, 2006 were $11.8 million compared to $12.9 million at December 31, 2005.  The $1.1 million decrease in our cash balance during the first nine months of 2006 compares to a decrease of $22.8 million in the same period of 2005.

Cash used in operating activities is summarized in the following table:

	Nine Months Ended September 30,
(Amounts in thousands)	2006	2005
Income from continuing operations	$28,867	$48,345
Non-cash items	25,601	15,396
Subtotal	54,468	63,741
Changes in assets and liabilities, net	(38,649)	(27,065)
Discontinued operations	(3,668)	(1,060)
Cash provided by operating activities	$12,151	$35,616

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization and other non-cash charges; stock compensation expense; deferred income taxes; the tax benefit from exercise of stock options and the (gain) loss on disposal or impairment of property, plant and equipment.

Cash provided by operating activities during the nine months ended September 30, 2006 of $12.2 million included the following:

•                  Net income from continuing operations of $28.9 million decreased $19.5 million from the prior year due to the lower operating income that resulted from a decrease in sales, unfavorable currency exchange rates, additional stock compensation expense from our adoption of SFAS 123(R) and an increase in our effective income tax rate.

•                  Non-cash adjustments included depreciation of $12.7 million, an increase of $1.4 million compared to the same period in 2005.  Non-cash adjustments also include amortization, stock compensation and other non-cash charges, including $2.9 million related to the adoption of SFAS 123(R) and $3.2 million of non-recurring pension curtailment charges.  In addition, non-cash adjustments include $4.0 million of deferred tax expense related to our utilization of net operating losses to satisfy what would otherwise have become cash tax liabilities on domestic earnings and $0.6 million of net loss related to property, plant and equipment. These amounts are partially offset by $0.5 million of excess tax benefits from share-based compensation.

•                  Changes in assets and liabilities, net, resulted in the use of $38.6 million of net cash in the nine months and included the following items:

•                  A $10.8 million increase in receivables.

•                  A $5.3 million increase in inventories.

•                  A combined decrease in accounts payable and accrued expenses of $13.7 million, reflecting a decrease in the purchase of raw materials and other inventory.

•                  A decrease in other liabilities of $8.8 million, primarily due to contributions made towards our funded pension plans.

•                  Discontinued operations used $3.7 million in cash.

Cash provided from operating activities during the nine months ended September 30, 2005 of $35.6 million included the following:

•                  Net income from continuing operations of $48.3 million.

•                  Non-cash adjustments of $15.4 million for depreciation, amortization and other non-cash charges, including the write-off of deferred financing costs from early payment of debt principal, offset partially by a gain on disposal of property, plant and equipment.

•                  Changes in assets and liabilities, net, resulted in the use of $27.1 million in net cash and included the following items.

•                  A $14.8 million increase in accounts receivable due to the increase in sales, as well as sales programs in certain of our segments, which also contributed to the increase in accounts receivable balances.

•                  A $10.5 million increase in inventories across our two segments, primarily due to business growth.

•                  A decrease in accrued expenses of $3.6 million, including a reduction in accruals for performance-based compensation related to 2004 that was paid during the first quarter of 2005, offset by certain increases related to business growth, and a decrease in the current portion of post-retirement benefits.

•                  An increase in other liabilities of $3.4 million, including an increase in the non-current post-retirement benefit obligation.

•                  Discontinued operations used $1.1 million in cash.

Accounts receivable increased by $10.8 million during the first nine months of 2006 compared to the end of 2005, after adjusting for $2.1 million from the effect of our discontinued Lawnmower segment and other non-cash items.  The increase in receivables is primarily due to the timing of sales and collections in September 2006 compared to December 2005.  The allowance for doubtful accounts was $2.1 million at September 30, 2006 and $2.2 million at December 31, 2005.

Cash taxes paid during the first nine months of 2006 were $6.9 million compared to $9.6 million for the same period in 2005.  The year over year decrease in cash taxes was primarily due to a decline in foreign pre-tax income and also reflects an above average amount paid during the first half of 2005 related to the previous year.  Otherwise, we expect cash taxes on continuing operations to be comparable to the 2005 level even though the effective tax rate has increased, since we continue to utilize net operating loss and tax credit carryforwards to reduce current taxes payable.

Net cash provided from investing activities in the first nine months of 2006 was $16.7 million compared to net cash used of $13.2 million for the same period in 2005.  The 2006 activity included the following:

•                  Cash provided from discontinued operations was $32.6 million.  On July 27, 2006, we sold certain assets and liabilities of Dixon to Husqvarna.  Blount received preliminary proceeds of $33.9 million upon the closing of the transaction, which were used to reduce debt, fund the closure of Dixon’s Coffeyville, Kansas facility and pay transition costs and transaction fees.  The proceeds received are subject to certain post-closing adjustments under the terms of the related asset purchase agreement.

•                  Purchases of property, plant and equipment for our continuing operations of $15.6 million.  This includes $4.8 million invested at our new manufacturing facility in China, primarily for the installation of equipment to ramp up production capacity.

•                  During the third quarter, we also had expenditures of $0.5 to acquire the assets of Votec.

The 2005 activity included the following:

•                  Purchases of property, plant and equipment for our continuing operations of $13.6 million.  This included $3.1 million invested at our start-up China facility for the acquisition and installation of equipment.

•                  Net proceeds of $0.9 million from the sale of a surplus manufacturing facility and warehouse at our Zebulon, North Carolina location.

•                  A usage of cash in discontinued operations of $0.6 million, primarily for the purchase of property, plant and equipment related to the Lawnmower segment.

During 2006, we expect to utilize approximately $23.0 million to $24.0 million in available cash for capital expenditures, much of it directed toward increasing our manufacturing capacity and efficiency in the Outdoor Products segment.

Cash used for financing activities in the first nine months of 2006 was $30.0 million compared to $45.2 million in the comparable period of 2005.  The 2006 activity included the following transactions:

•                  Borrowing of $82.1 million on our revolving credit facility to fund the reduction of term loan debt as part of the amendment to our senior credit facilities that occurred in March 2006, partially offset by a net $29.1 million in repayments, primarily the result of the application of proceeds from the sale of our Lawnmower segment.

•                  Payments of $83.5 million of principal on our term loan debt, which included $1.3 million of scheduled payments and $82.1 million related to the March 2006 amendment of our senior credit facilities.

•                  Expenditures of $0.7 million incurred with the March 2006 amendment to our senior credit facilities.

•                  Exercise of stock options that generated $1.2 million, including $0.7 million of proceeds from the exercise of stock options, and a related $0.5 million of tax benefit from these exercises that is recognized as a financing activity under SFAS No. 123(R).

The 2005 activity included the following:

•                  Debt reduction of $47.8 million, including $45.0 million of voluntary pre-payments of principal and $2.8 million of scheduled and required payments on our term loans;

•                  Payment of previously recorded debt issuance costs of $2.6 million, and previously recorded stock issuance costs of $1.4 million related to financing transactions completed in 2004;

•                  Proceeds from the issuance of stock and related purchase of treasury stock, each at $6.1 million; and

•                  Proceeds from the exercise of stock options of $6.6 million.

In June 2005, we and certain of our stockholders sold 7.5 million shares of our common stock in a public offering.  We retained cumulative net proceeds of $10 thousand for the following transactions:

•                  Lehman Brothers sold 7,117,620 shares of our common stock, and its ownership as of September 30, 2005 was approximately 8.9 million shares, or 19% of our outstanding common stock.  We did not receive any proceeds from this secondary sale;

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

Critical Accounting Policies

On January 1, 2006 we adopted SFAS No. 123(R) which requires all share-based payments to employees, directors and others who provide services to the Company, including grants of stock options, stock appreciation rights (“SARs”) and restricted stock, to be valued at fair value on the date of grant, and to be expensed over the applicable service period.  Prior to the adoption of this new standard, our policy was to account for stock-based compensation under Accounting Principles Board Opinion No. 25, using the intrinsic value method for stock options, and to provide pro forma disclosure of the income statement effects of share-based payments using fair value accounting.

In implementing this new standard, the modified prospective method was selected, and, as a result, the comparison to financial results in periods ending prior to our date of adoption will not include the effects of expense recognition for similar transactions.  During the three months and nine months ended September 30, 2006, stock compensation expense was $0.7 million and $2.9 million, respectively, net of the tax effect.  This compares to pro forma expense of $0.2 million and $0.6 million, respectively, net of tax, for the same periods in 2005.  At September 30, 2006, there was $2.3 million of total compensation cost for awards that has not yet been recognized, with the weighted average period over which it is expected to be recognized at 1.1 years.

Under certain conditions, stock options, SARs and restricted stock granted by the Company are eligible for continued vesting upon the retirement of the employee. SFAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement-eligible prior to the completion of the vesting period. The amount of accelerated amortization of expense recognized for those employees that were retirement eligible or became retirement eligible within the vesting period during the three months and nine months ended September 30, 2006 was an increase of $0.1 million and an increase of $1.1 million, respectively.

With the adoption SFAS No. 123(R), there was no material difference in valuation methodologies or assumptions used to estimate fair value compared to our previous pro forma disclosure.  Furthermore, there have been no modifications to outstanding options during the period this standard was adopted or any changes in the terms or conditions of outstanding stock awards.  New awards were granted during the first quarter of 2006, in the form of stock-settled SARs, with comparable quantities granted as in previous grants, and in the third quarter a grant of restricted stock was made.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We are currently evaluating the impact of FIN No. 48 on our financial statements and will adopt the interpretation effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for the Company’s fiscal year beginning January 1, 2008.  We are currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan

(other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  We are currently evaluating the impact of SFAS No. 158 on our financial statements and will adopt the statement effective December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  We adopted SAB 108 in September 2006 with no effect on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates, foreign currency exchange rates and commodity prices, including raw materials such as steel. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes. See also the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K for further discussion of market risk.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 9, 2006