Form 10-K
period 2006-12-31
BLOUNT INTERNATIONAL INC
filed 2007-03-12
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

At June 30, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($12.02) as reported by the New York Stock Exchange, was $457,302,294.

The number of shares outstanding of $0.01 par value common stock as of March 2, 2007 was 47,267,258 shares.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of stockholders to be held on May 24, 2007, are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

BLOUNT INTERNATIONAL, INC.

PART I

ITEM 1. BUSINESS

Blount International, Inc. ("Blount" or the "Company") is an international industrial company with two business segments: Outdoor Products and Industrial and Power Equipment. Our products are sold in over 100 countries and approximately 50% of our 2006 sales were made outside the United States of America ("U.S."). Our Company is headquartered in Portland, Oregon. We have manufacturing operations in the U.S., Canada, Brazil and the People's Republic of China ("China"). Additionally, we operate marketing, sales and distribution centers in other parts of the world.

Oregon, Windsor, ICS, Redzaw, PRK, Power-Match, INTENZ, Jet-Fit, Prentice, Hydro-Ax, CTR, TelStick and Fabtek are registered or pending trademarks of Blount and its subsidiaries. Some forms of Windsor are used under license from affiliates of Snap-On, Inc. Caterpillar, Cat and Timberking are registered trademarks of Caterpillar Inc., used under the authority of a licensing agreement.

Outdoor Products Segment

Overview. Our largest segment, Outdoor Products, accounted for 70% of our sales in 2006. This segment manufactures and markets cutting chain, guide bars, sprockets and accessories for chainsaw use, concrete-cutting equipment and accessories and lawnmower blades. This segment also markets branded parts and accessories for the lawn and garden equipment market. The segment's products are sold to original equipment manufacturers ("OEMs") for use on new chainsaws and landscaping equipment, and to the retail replacement market through distributors, dealers and mass merchants. Oregon brand chainsaw cutting chain, guide bars and other items are currently sold to most of the chainsaw OEMs. Many of these products are privately branded for OEM customers. During 2006, approximately 27% of the segment's sales were to OEMs, with the remaining 73% sold into the replacement market. Approximately 65% of the segment's sales were outside of the U.S. in 2006.

The segment headquarters is in Portland, Oregon. Marketing personnel are located throughout the U.S. and in a number of foreign countries. We manufacture our products in Portland, Oregon; Milan, Tennessee; Kansas City, Missouri; Guelph, Ontario Canada; Curitiba, Parana, Brazil; and in Fuzhou, Fujian Province, China. A portion of our accessories and spare parts, as well as our concrete-cutting saws, are sourced from vendors in various locations around the world.

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

Windsor Products. The Windsor product line includes cutting chain, chainsaw guide bars and cutting chain drive sprockets, as well as products to support mechanical harvesting equipment.

ICS Products. The ICS brand and Redzaw brand product lines provide specialized concrete-cutting equipment for construction markets. The principal product in the ICS line-up is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered saws and equipment. ICS also markets and distributes branded gasoline and hydraulic powered concrete-cutting chainsaws and circular saws to its customers. These saws are manufactured through an agreement with a third party.

Industry Overview. We believe that we are the world leader in the production of cutting chain. Oregon and Windsor branded cutting chain and related products are used primarily by professional loggers, farmers, arborists and homeowners. Additionally, the Oregon line of lawnmower-related parts and accessories are used by commercial landscape companies and homeowners. Our ICS products are used by tool rental companies, contractors and concrete-cutting specialists.

Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, we believe that we are able to produce durable, high-quality cutting chain and guide bars more efficiently than most of our competitors. The use of Oregon brand cutting chain as original equipment on chainsaws is also promoted through cooperation with OEMs to improve the design and specifications of cutting chain and the saws on which our cutting chain is installed.

Weather and natural disasters influence our sales cycle. For example, severe weather patterns and events, such as hurricanes, tornadoes or storms, generally result in greater chainsaw use and, therefore, stronger sales of saw chain and guide bars. Seasonal rainfall plays a role in demand for our lawnmower blades and garden-related products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products.

The Outdoor Product segment's profitability is affected by changes in currency exchange rates, changes in economic and political conditions in the various markets in which we operate and changes in the regulatory environment in various jurisdictions.

This segment's principal raw material, cold-rolled strip steel, is purchased from multiple intermediate steel processors and can be obtained from other sources. Changes in

BLOUNT INTERNATIONAL, INC.

the price of steel can have a significant effect on the manufactured cost of our products and on the gross margin we earn from the sale of these products.

The segment's primary competitors are Stihl, Carlton, Husqvarna, Mercury, Rotary, Stens, Briggs & Stratten, MTD and Sunbelt. In addition, new and existing competitors are expanding capacity or contracting with other suppliers in China and other low cost manufacturing locations. We also supply products or components to some of our competitors.

Industrial and Power Equipment Segment

Overview. Our Industrial and Power Equipment segment accounted for 30% of our sales in 2006. This segment manufactures and markets timber harvesting and handling equipment, industrial tractors and loaders, mobile equipment rotational bearings, worm gear reducers and swing drives. Major users of these products include logging contractors, timber harvesters, pulp and paper mills, reclamation companies and original equipment manufacturers serving the utility, forestry and construction industries. Sales are made through a dealer network to customers in the timber harvesting, material handling and reclamation industries, as well as to pulp, paper and lumber mills. Sales of rotational bearing systems and swing drives are made directly to OEM's, as well as to the replacement parts market. The segment's customer base is concentrated in the Southeastern U.S., with international sales amounting to 16% of segment sales in 2006.

The segment headquarters is located in Zebulon, North Carolina. Our Industrial and Power Equipment segment has manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; Tulsa, Oklahoma; and Söderhamn, Sweden. The components used in our products are obtained from a number of domestic and foreign manufacturers.

In March of 2003, the Industrial & Power Equipment segment entered into marketing, trademark licensing and supply agreements with Caterpillar Inc. ("Caterpillar"). In February 2006, these agreements were modified. Under these agreements, we now sell equipment, some products manufactured by Caterpillar and some by us, under our Blount brands through the Blount dealer network and under Caterpillar's brands (Timberking until February 2006 and Caterpillar or Cat thereafter) through the Caterpillar dealer network. The manufacture of the Caterpillar and Cat branded products occurs at both Caterpillar and Blount manufacturing facilities, with distribution of the product being our responsibility in conjunction with the Caterpillar dealer network.

Timber Harvesting Equipment (Prentice, Caterpillar, Cat and CTR). We manufacture hydraulic timber harvesting and handling equipment, which includes truck-mounted, trailer-mounted, stationary and self-propelled loaders and log skidders, as well as rubber-tired feller bunchers and related attachments, under the Prentice brand name (and Hydro-Ax brand name through July 2006). In addition, we manufacture cut-to-length harvesting equipment, including forwarders, harvesters and harvester heads, under the Prentice brand name (Fabtek brand name through July 2006). We manufacture delimbers, slashers and skidders under the CTR brand name. We manufacture many of the same products sold under the Caterpillar and Cat brands through the Caterpillar dealer network. Also, some products we sell are manufactured by Caterpillar and sold by us under both Blount owned and Caterpillar-owned brand names.

Gear-Related Products. Our primary gear-related products are rotation bearings, worm gear reducers, hydraulic pump drives, swing drives and winches. These products are used by heavy equipment OEMs for the forestry, construction and utility industries. We also sell them in the replacement parts market in addition to our sales to OEMs.

Industry Overview. We believe we are one of the North American market leaders in the manufacture of hydraulic timber harvesting equipment, rubber-tired feller bunchers and related attachments, delimbers, slashers, skidders and cut-to-length harvesting equipment, including forwarders, harvesters, and harvester heads.

The timber harvesting equipment market faces cyclicality due to its reliance on customers in the highly cyclical housing, lumber and pulp and paper markets. Historically, as pulp or lumber prices dropped and inventory levels increased, our customers postponed purchases of new timber harvesting equipment, since their existing machinery provided them sufficient capacity to meet near-term demand. These industry cycles typically cover several years. For example, the U.S. market for timber harvesting equipment experienced a significant downturn beginning in 1999 and continuing into 2002, was stronger from late 2002 into 2005, and experienced another significant downturn in 2006.

Competition in markets served by the Industrial and Power Equipment segment is based largely on quality, brand recognition, price and product support. The segment's primary competition in timber harvesting equipment includes John Deere, which also markets under the Timberjack brand, Tigercat and Komatsu, which markets the Timbco and Valmet brands, as well as numerous smaller, less full-line manufacturers, including Barko, Hood and Serco.

We also manufacture mobile equipment rotational systems, worm gears and swing drives for use in heavy equipment designed for the forestry, construction and utility sectors. Competitors in the fragmented gear industry include Avon, Kaydon, Rotec, PSL, Tulsa Winch, Braden, Fairfield, Funk and Durst.

BLOUNT INTERNATIONAL, INC.

Discontinued Lawnmower Segment

The Company's Lawnmower segment, comprised of Dixon Industries, Inc. ("Dixon"), accounted for 7% of our sales in 2004, 2005 and the first half of 2006. Dixon was located in Coffeyville, Kansas, and manufactured zero-turning-radius (ZTR®) lawnmowers and related attachments. We sold the Dixon business to Husqvarna Professional Outdoor Products Inc. on July 27, 2006 for proceeds of $32.4 million, net of related selling expenses. Accordingly, the Lawnmower Segment is reported as discontinued operations for all periods presented. We retained certain liabilities and assets of the business, including land and buildings in Coffeyville, Kansas that are currently being marketed for sale.

Capacity Utilization

Based on a five-day, three-shift work week, capacity utilization by segment for the year ended December 31, 2006 was as follows:

% of Capacity
Outdoor Products	95%
Industrial and Power Equipment	59%

Capacity for the Outdoor Products segment has been expanded with the manufacturing plant in Fuzhou, Fujian Province, China, as well as investments in new machinery and equipment for the manufacturing plants in Portland, Oregon; Guelph, Ontario Canada and Curitiba, Parana, Brazil. This additional capacity has contributed to the decrease from 101% utilization reported for the year ended December 31, 2005. To meet the fluctuation in demand for its products, this segment will operate on an expanded work week basis from time to time at certain locations.

Backlog

The backlog for our continuing operations was as follows:

	December 31,
(Amounts in thousands)	2006	2005	2004
Outdoor Products	$54,785	$82,523	$77,362
Industrial and Power Equipment	18,472	44,977	63,697
Total backlog	$73,257	$127,500	$141,059

The total backlog as of December 31, 2006 is expected to be completed and shipped within twelve months.

Employees

At December 31, 2006, we employed approximately 3,400 individuals. None of our domestic employees belong to a union. The number of foreign employees who belong to unions is not significant. We believe our relations with our employees are satisfactory. We have not experienced any significant labor-related work stoppages in the last three years.

A stipulated election agreement was entered into with the National Labor Relations Board ("NLRB") to hold a secret ballot election on March 1, 2007 at our Owatonna, Minnesota plant. There were 68 employees included in the potential bargaining unit, a majority of whom voted against representation by the United Steelworkers Union. The election results must be certified by the NLRB.

Environmental Matters

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

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations. In 2006 we spent approximately $2.3 million for environmental compliance, including approximately $1.2 million in capital expenditures. We expect to spend approximately $1.8 million to $2.5 million per year in capital and operating costs in years 2007 through 2009 for environmental compliance. The cost to comply with new laws and regulations may be greater than these estimated amounts.

Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring or remediating. Management believes that costs incurred to investigate, monitor and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow. We cannot be sure, however, that we have identified all existing contamination on our current and former properties or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up contamination.

From time to time we may be identified as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the Superfund law) or similar state statutes with respect to sites at which we may have disposed of wastes. The U.S. Environmental Protection Agency (or an equivalent state agency) can either (a) allow such parties to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action on its own and then seek reimbursement from the parties. Each party can be held

BLOUNT INTERNATIONAL, INC.

liable for all of the costs, but the parties can then bring contribution actions against each other or potentially responsible third parties. As a result, we may be required to expend amounts on such remedial investigations and actions, which amounts cannot be determined at the present time, but which may ultimately prove to be material to the consolidated financial statements.

For additional information regarding certain environmental matters, see Note 11 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For financial information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Item 7 and Note 14 of Notes to Consolidated Financial Statements.

Seasonality

The Company's operating segments are somewhat seasonal in nature and year to year and quarter to quarter operating results are impacted by economic and business trends within the respective industries in which they compete, as well as seasonal weather patterns. See further discussion within each segment description above.

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

Once filed with the SEC, such documents may be read and/or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Blount, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Substantial Leverage—Due to our substantial leverage, we may have difficulty operating our business and satisfying our debt obligations.

As of December 31, 2006, we have $535.8 million of total liabilities, $350.9 million of total debt and a stockholders' deficit of $105.3 million. This substantial leverage may have important consequences for us, including the following:

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

The agreements governing our senior credit facilities and the indenture for our 8 7/8% senior subordinated notes due 2012 contain restrictions that affect our operations, including our and certain of our subsidiaries' ability to incur indebtedness or make acquisitions or capital expenditures. However, these restrictions do not fully prohibit us or our subsidiaries from incurring additional indebtedness or making certain types of acquisitions. In addition, we have available borrowing capacity under the revolving portion of our existing senior credit facilities of $117.5 million as of December 31, 2006. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our business may not be able to generate sufficient cash flow from our operations or future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, alternative strategies may not be feasible at the time or may not prove adequate, which could cause us to default on our obligations and would impair our liquidity. Also, some alternative strategies would require the prior consent of our secured lenders, which we may not be able to obtain. See

BLOUNT INTERNATIONAL, INC.

also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restrictive Covenants—The terms of our indebtedness contain a number of restrictive covenants, the breach of which could result in acceleration of payment of our senior credit facilities and our 8 7/8% senior subordinated notes.

The terms of our indebtedness contain a number of restrictive covenants, the breach of which could result in acceleration of our obligations to repay amounts owed under our senior credit facilities and our 8 7/8% senior subordinated notes. An acceleration of our repayment obligation under our senior credit facilities could result in a payment or distribution of substantially all of our assets to our secured lenders, which would materially impair our ability to operate our business as a going concern. The indenture and our senior credit facilities, among other things, restrict and/or limit our and certain of our subsidiaries' ability to:

■  borrow money and issue preferred stock;

■  guarantee indebtedness of others;

■  pay dividends on our stock;

■  purchase our stock or the stock of our "restricted subsidiaries", a defined term;

■  make certain investments;

■  use assets as security in other transactions;

■  sell certain assets or merge with or into other companies;

■  enter into sale and leaseback transactions;

■  enter into certain types of transactions with affiliates;

■  enter into new businesses; and

■  make certain payments in respect of subordinated indebtedness.

The senior credit facilities also restrict our ability to prepay principal in respect of the 8 7/8% senior subordinated notes and restrict our ability to engage in any business or operations other than those that are incidental to our ownership of the capital stock of Blount. In addition, the senior credit facilities require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require that we take actions to reduce debt or to act in a manner contrary to our business objectives. Our ability to meet those financial ratios and tests could be affected by events beyond our control, and there can be no assurance that we will meet those ratios and tests. A breach of any of these covenants could, if uncured, constitute an event of default or a default under the notes or the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities, together with any accrued interest and commitment fees, to be immediately due and payable. If we and certain of our subsidiaries were unable to repay those amounts, the lenders under the senior credit facilities could enforce the guarantees from the guarantors and proceed against the collateral securing the senior credit facilities. The assets of the applicable guarantors could be insufficient to repay in full that indebtedness and our other indebtedness.

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

While Blount International, Inc. and all of Blount, Inc.'s existing domestic subsidiaries guarantee the 8 7/8% senior subordinated notes, none of Blount, Inc.'s existing foreign subsidiaries guarantee these notes. We will not permit any of our non-guarantor restricted subsidiaries to guarantee or pledge any assets to secure the payment of our senior credit facilities, unless that restricted subsidiary is a guarantor of those notes or that restricted subsidiary becomes a guarantor. Any existing or future non-guarantor subsidiary of Blount International, Inc. that we properly designate as an unrestricted subsidiary or a receivables subsidiary will not guarantee those notes.

Competition—Competition may result in decreased sales, operating income and cash flow.

The markets in which we operate are competitive. We believe that design features, product quality, customer service and price are the principal factors considered by customers in each of our business segments. Some of our competitors may have greater financial resources, lower costs, superior technology or more favorable operating conditions than we do. For example, our competitors are expanding capacity or contracting with suppliers located in China and other low cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies may nevertheless be formidable

BLOUNT INTERNATIONAL, INC.

and thereby negatively affect our business. We may not be able to compete successfully with our existing or any new competitors and competitive pressures we face may result in decreased sales, operating income and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes.

Key Customers—Loss of one or more key customers would substantially decrease our sales.

In 2006, $70.2 million (11%) of our sales were to one customer (Husqvarna AB) and $129.5 million (20%) of our sales were to our top three customers. While we expect these business relationships to continue, the loss of any of these customers, or a substantial portion of their business, would most likely significantly decrease our sales. Additionally, Blount's Industrial and Power Equipment segment has a joint marketing, supply and distribution arrangement with Caterpillar. Any disruption in that relationship could result in a significant decline in that segment's sales.

Key Suppliers and Raw Materials Costs—A loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

Each of our business segments purchases some of its important materials and parts from a limited number of suppliers that meet certain quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality and a possible loss of sales in the near term. In 2006, we purchased approximately $9.5 million of raw material from our largest supplier.

Some of these raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. We have not hedged against the price volatility of any raw materials within our operating segments with any derivative instruments. It has been our experience that such raw materials price increases are difficult to recover from our customers in the short term through increased pricing. For example, a 10% change in the price of steel would have affected 2006 income from continuing operations before taxes by an estimated $7.8 million.

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

Foreign Sales and Operations—We have substantial foreign sales and operations, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in currency exchange rates, unexpected changes in regulatory environments or potentially adverse tax consequences.

In 2006, approximately 50% of our sales by country of destination occurred outside of the U.S. International sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales. Some of our sales and expenses are denominated in local currencies that can be affected by fluctuations in currency exchange rates in relation to the U.S. Dollar. Historically, our principal exposures have been related to local currency manufacturing costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. As of December 31, 2006, we do not have any derivatives outstanding to manage foreign currency exchange risk. Any change in the exchange rates of currencies of jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $5.2 million in 2006.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2006, 639,730 square feet, or 37% of our total square feet of owned facilities, were located outside of the U.S. This foreign-based property, plant and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities, or restrictions on our ability to use them, would have an adverse effect on our manufacturing capabilities and would result in reduced sales, operating income and cash flows.

Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.

Sales of many of our products, such as yard care parts and accessories, including lawnmower blades and timber harvesting equipment, are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for yard care products. Excessive rainfall or drought conditions can reduce activity in the logging industry, which in turn can reduce demand for our timber harvesting equipment. Natural disasters such as hurricanes and typhoons can stimulate demand for our chainsaw-related products, as well as some of our timber harvesting and handling equipment. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

BLOUNT INTERNATIONAL, INC.

Cyclicality—Industrial and Power Equipment sales are influenced by the economic cycle of the forestry industry and future economic downturns in that industry could cause sales of the Industrial and Power Equipment segment to decrease.

The results of operations of our Industrial and Power Equipment segment are closely linked to the strength of the North American forestry industry. In the past, the forestry industry has been cyclical, experiencing recurring periods of economic growth and slowdown, which, correspondingly, have caused the amount of our Industrial and Power Equipment segment's sales, segment contribution and cash flows to vary significantly. The length and extremity of these industry cycles have varied over time. Such factors as macro economic activity, pulp and paper demand, housing and construction activity levels, industry capacity, lumber prices, availability of timber for harvest, foreign competition, foreign exchange rates and mill downtime, among others, affect this industry.

Foreign Sales Growth—We may not be successful in growing our international business in our Industrial and Power Equipment segment.

Our agreements with Caterpillar were, in part, designed to grow our Industrial and Power Equipment segment by increasing our access to international markets for our timber harvesting equipment business. We undertook this strategy, in part, to gain geographic diversification and to lessen the impact of North American industry cycles. These efforts may not prove to be successful, and we may not be able to expand this business internationally. If we are unable to execute this strategy, our sales, operating income and cash flows may decline.

We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales and net income and an increase in our interest expense.

Our business is subject to a number of general economic factors, many of which are largely out of our control that may, among other things, result in a decrease in sales and net income and an increase in our interest expense. These include recessionary economic cycles and downturns in customers' business cycles, particularly customers of our timber harvesting equipment (as discussed above), which accounted for approximately 26% of our sales in 2006, as well as downturns in the principal regional economies where our operations are located. Our senior credit facilities permit us to make borrowings at interest rates that are floating. Increases in interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate a one percentage point higher average level of interest rates on our variable rate debt would have increased our interest expense in 2006 by $2.2 million. Economic conditions may adversely affect our customers' business levels and the amount of products that they need. For example, during the global economic downturn in 2001, our sales fell by $45.2 million from the previous year. Largely as a result of the North American timber industry downturn in 2006, our sales were down $51.2 million from 2005. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowances. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

Litigation—We may have litigation liabilities that could result in significant costs to us.

Our historical and current business operations, including discontinued operations, have resulted in a number of litigation matters, including litigation involving personal injury or death as a result of alleged design or manufacturing defects of our products. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation and insurance and other related costs could result in future liabilities that are significant and that could significantly reduce our cash flows and cash balances. See "Business—Legal Proceedings."

Environmental Matters—We face potential exposure to environmental liabilities and costs.

We are subject to various U.S. and foreign environmental laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated sites. Violations of, or liabilities incurred under, these laws and regulations could result in an assessment of significant costs to us, including civil or criminal penalties, claims by third parties for personal injury or property damage, requirements to investigate and remediate contamination and the imposition of natural resource damages. Furthermore, under certain environmental laws, current and former owners and operators of contaminated property or parties who sent waste to the contaminated site can be held liable for cleanup, regardless of fault or the lawfulness of the disposal activity at the time it was performed.

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our or others' sites, changes in existing environmental laws or their interpretation and more rigorous enforcement by regulatory authorities may

BLOUNT INTERNATIONAL, INC.

require additional expenditures by us to modify operations, install pollution control equipment, clean contaminated sites or curtail our operations. These expenditures could significantly reduce our net income and cash balances. See "Business—Environmental Matters" and "Business—Legal Proceedings."

Dividends—We may not pay dividends on our common stock in the future.

We have not paid dividends on our common stock since 1999. Blount International, Inc. intends to retain future earnings for debt service and for funding growth; therefore, Blount International, Inc. does not expect to pay any dividends in the near term. In addition, our senior credit facilities and the terms of the 8 7/8% senior subordinated notes limit our ability to pay dividends. See "Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Future sales of our common stock in the public market could lower our stock price.

We may sell additional shares of common stock in subsequent public offerings, or our former majority owner, Lehman Brothers Merchant Banking Partners II, L.P. and its affiliates ("Lehman Brothers"), may sell a substantial number of the 8.9 million shares they own in a secondary stock offering. Other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of Blount International, Inc.'s common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of Blount International, Inc.'s common stock.

The price of our common stock may fluctuate significantly, and stockholders could lose all or part of their investment.

Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for the shares. The market price of our common stock could fluctuate significantly for various reasons that include:

■  our quarterly or annual earnings or those of other companies in our industries;

■  the public's reaction to events and results contained in our press releases, our other public announcements and our filings with the SEC;

■  changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other comparable companies;

■  changes in general conditions in the U.S. and global economies, financial markets or forestry industry, including those resulting from war, incidents of terrorism or responses to such events;

■  sales of common stock by our largest stockholders, directors and executive officers; and

■  the other factors described in these "Risk Factors."

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the two preceding calendar years, our highest closing stock price has exceeded our lowest by 91% in 2006 and by 27% in 2005. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price. Additionally, during 2006, daily trading volume for our common stock has averaged approximately 187,000 shares, which may reflect that there is a limited market for our stock. This apparent lack of liquidity may accentuate fluctuations in the price of our stock, and may limit stockholders' ability to sell their stock.

ITEM 2. PROPERTIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Portland, Oregon; Milan, Tennessee; Guelph, Ontario Canada; Curitiba, Parana, Brazil; and Fuzhou, Fujian Province, China. Sales offices and distribution centers are located in Kansas City, Missouri, Europe, Japan, Australia and Russia. Lawnmower blades are manufactured in Kansas City, Missouri. Log loaders, feller bunchers, harvesters, forwarders and accessories for automated forestry equipment are manufactured at plants in Prentice, Wisconsin; Owatonna, Minnesota and Söderhamn, Sweden. Rotation bearings, worm gear reducers, hydraulic pump drives and swing drives are manufactured in Tulsa, Oklahoma. Our Industrial and Power Equipment segment owns an administrative and parts distribution warehouse facility in Zebulon, North Carolina.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein.

BLOUNT INTERNATIONAL, INC.

Approximate square footage of facilities located at the principal properties by segment is as follows:

	Area in Square Feet
	Owned	Leased
Outdoor Products	1,162,251	275,389
Industrial and Power Equipment	531,198	5,382
Corporate	5,000	10,000
Total used in continuing operations	1,698,449	290,771
Assets held for sale	264,662
Total	1,963,111	290,771

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 11 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

BLOUNT INTERNATIONAL, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (ticker "BLT"). The following table presents the quarterly high and low closing prices for the Company's common stock for the last two years. Cash dividends have not been declared for the Company's common stock in the last seven years. The Company's senior credit facility and 8 7/8% senior subordinated note agreements limit our ability to pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion. The Company had approximately 9,400 stockholders of record as of February 15, 2007.

	Common Stock
	High	Low
Year Ended December 31, 2006
First quarter	$17.10	$15.27
Second quarter	16.45	11.82
Third quarter	12.28	8.96
Fourth quarter	13.60	9.89
Year Ended December 31, 2005
First quarter	$18.76	$15.91
Second quarter	17.66	14.81
Third quarter	18.25	16.48
Fourth quarter	18.23	15.00

On June 28, 2005, in conjunction with a public offering of our common stock, the Company purchased 382,380 shares of our common stock from a selling stockholder. These shares are held as treasury stock and we have accounted for this treasury stock as constructively retired in the consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2005	382,380	$16.05	382,380	0

BLOUNT INTERNATIONAL, INC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(Amounts in thousands except per share data)	2006	2005	2004	2003	2002
Statement of Income Data:
Sales	$651,064	$702,256	$642,975	$523,430	$438,590
Operating income	88,268	117,791	111,317	84,984	59,827
Interest expense, net of interest income	35,401	36,707	59,008	65,406	71,139
Income (loss) from continuing operations before taxes	54,416	80,179	12,606	16,010	(11,998)
Income (loss) from continuing operations	38,067	104,707	4,548	(28,819)	(6,419)
Income (loss) from discontinued operations	4,479	1,908	1,721	(1,231)	672
Net income (loss)	42,546	106,615	6,269	(30,050)	(5,747)
Earnings per share:
Basic income (loss) per share:
Continuing operations	0.81	2.27	0.12	(0.94)	(0.21)
Discontinued operations	0.09	0.04	0.05	(0.04)	0.02
Net income (loss)	0.90	2.31	0.17	(0.98)	(0.19)
Diluted income (loss) per share:
Continuing operations	0.80	2.20	0.12	(0.94)	(0.21)
Discontinued operations	0.09	0.04	0.04	(0.04)	0.02
Net income (loss)	0.89	2.24	0.16	(0.98)	(0.19)
Shares used in earnings per share computations (in thousands):
Basic	47,145	46,094	36,413	30,809	30,796
Diluted	47,868	47,535	38,474	30,809	30,796
Balance Sheet Data:
Cash and cash equivalents	$27,636	$12,937	$48,570	$35,194	$26,417
Working capital	117,862	112,214	97,986	86,924	90,959
Property, plant and equipment, net	99,665	101,538	97,929	91,991	90,710
Total assets	430,466	455,192	424,742	404,039	427,965
Long-term debt	349,375	405,363	491,012	603,871	624,125
Total debt	350,875	407,723	494,211	610,496	627,541
Stockholders' deficit	(105,291)	(145,187)	(256,154)	(393,740)	(368,915)

The table above gives effect to the sale of the Company's Lawnmower segment on July 27, 2006 and its treatment as discontinued operations for all periods presented.

BLOUNT INTERNATIONAL, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this report, as well as the information in Item 6, "Selected Consolidated Financial Data".

Overview

We are an international industrial company with two business segments: Outdoor Products and Industrial and Power Equipment ("IPEG"). Operating independently from one another, these segments focus on the manufacture and marketing of branded products to industrial companies and consumers. Our products are sold in over 100 countries. We believe we are a global leader in the sale of cutting chain and chainsaw accessories and a leading provider of timber harvesting equipment in North America.

Our largest segment, Outdoor Products, accounted for 70% of our revenue in 2006. This segment manufactures and markets forestry-related cutting chain, guide bars, sprockets and accessories for chainsaw use, concrete-cutting equipment and accessories, and outdoor equipment parts that include lawnmower blades and other accessories. The segment's products are sold to OEMs for use on new chainsaws and landscaping equipment and to the retail replacement market through distributors, dealers and mass merchants. During 2006, approximately 27% of the segment's sales were to OEMs, with the remaining 73% sold into the replacement market. Approximately 65% of the segment's sales were outside of the U.S. in 2006, up from 64% in 2005. The Outdoor Products segment's performance can be impacted by trends in the forestry industry, weather patterns and natural disasters, foreign currency fluctuations and general economic conditions. The segment faces price pressure from competitors on a worldwide basis. The maintenance of competitive selling prices is dependent on the segment's ability to efficiently manufacture its products and successfully market newly developed products, such as our concrete-cutting saws and replacement chain and bars. This segment operates three manufacturing plants in the U.S., one in Canada, one in Brazil and one in China, all of which are focused on continuous cost improvement. The Chinese facility was constructed in 2004, and manufacturing at this facility commenced in 2005. Production capacity for the Chinese facility was increased throughout 2006, with further expansion expected in 2007. Timely capital investment into this segment's manufacturing plants for added capacity and cost reductions, as well as effectively sourcing critical raw materials at favorable prices, is required to remain competitive.

The IPEG segment manufactures and markets timber harvesting equipment, industrial tractors and loaders, mobile equipment rotation bearings, worm gear reducers and swing drives. Sales in this segment accounted for 30% of our total sales in 2006. Sales are made through a dealer network to customers in the timber harvesting, materials handling and reclamation businesses and to pulp, paper and lumber mills. IPEG also markets directly to OEMs. The segment's customer base is concentrated in the Southeastern U.S., with international sales amounting to 16% of segment sales in 2006. The segment distributes timber harvesting equipment under the Prentice brand to Blount affiliated dealers and Caterpillar branded equipment to Caterpillar affiliated dealers under authority of a license agreement with Caterpillar Inc. The performance of IPEG is aligned with trends in the North American forestry industry, including the import/export balance of wood products, the level of residential construction activity and its effect on the utilization of lumber, paper mill capacity and the level of logging production. The cyclical nature of the North American forestry industry can significantly impact the contribution to operating income and cash flow of IPEG from year to year. In recent years IPEG has sought to minimize its exposure to the North American forestry industry cycle by increasing distribution of products to international markets. Given the cyclical nature of the forestry industry, the segment must manage its manufacturing plants on a lean basis, maximize pricing value for its products and minimize working capital. In 2006 IPEG closed one of its smaller manufacturing facilities to improve future segment profitability and consolidated is brand offerings to better focus its marketing efforts.

We maintain a corporate staff at our headquarters in Portland, Oregon. In addition to providing management oversight for the business segments, the corporate staff manages our capital structure, administers various health and welfare plans and supervises regulatory, compliance and legal matters.

During 2006 we exited the Lawnmower segment business through the sale of certain assets and liabilities of our Dixon Industries, Inc. ("Dixon") subsidiary to Husqvarna Professional Outdoor Products, Inc. The Lawnmower segment is reported as discontinued operations for all periods presented.

Our capital structure has experienced noteworthy changes in the past three years. In 2004, we began the year with $610.5 million of debt outstanding and a concentration of common stock ownership by Lehman Brothers, which owned approximately 85% of our stock outstanding. During 2004, we executed several refinancing transactions, reducing our total debt and increasing outstanding common stock. In 2005, as a result of secondary public offerings of our stock, Lehman Brothers had reduced its holdings to its current level of approximately 19% of our outstanding common stock. In 2005 and again in 2006, we

BLOUNT INTERNATIONAL, INC.

made sizable reductions in outstanding debt by utilizing cash generated from operations and the proceeds from the sale of our former Lawnmower segment. Debt outstanding at the end of 2006 was $350.9 million.

At the end of 2006, notwithstanding these changes, our debt and leverage remain significant, and require the conservation of cash in order to reduce debt and increase stockholder value.

Operating Results

Year ended December 31, 2006 compared to year ended December 31, 2005

The table below provides a summary of results and primary factors contributing to the year over year change in operating results.

(Amounts in millions, except per share data)	2006	2005	Change	Contributing Factor
Sales	$651.1	$702.3	$(51.2)
				$(55.2)	Sales volume
				3.4	Price and mix
				0.6	Foreign currency translation
Operating income	88.3	117.8	(29.5)
				(10.0)	Sales volume
				(6.6)	Price, costs, mix, and expense
				(4.8)	Foreign currency translation
				(5.0)	Pension redesign and plant
					closure
				(3.2)	Stock compensation expense
Income from continuing operations	38.1	104.7	(66.6)
				(29.5)	Decrease in operating income
				1.3	Decrease in net interest expense
				2.5	Change in other income/expense
				(40.9)	Change in income tax provision
Income from continuing operations per diluted share	0.80	2.20	(1.40)
Income from discontinued operations	4.5	1.9	2.6		Gain on sale of net assets
Income from discontinued operations per diluted share	0.09	0.04	0.05
Net income	42.5	106.6	(64.1)
Net income per diluted share	0.89	2.24	(1.35)

These results reflect the following:

■  On a consolidated basis we experienced year over year decreases in sales and operating income. The decrease in sales was due to a significant slowdown in the North American forestry equipment industry that resulted in a decline in the sales of our IPEG segment. The decrease in operating income also included higher product costs, unfavorable foreign currency trends, costs related to the redesign of our pension plan and a plant closure, and the recognition of stock compensation expense under new accounting requirements.

■  In 2006 our provision for income taxes returned to a more typical presentation compared to the unusual benefit in the previous year's results. In 2005 we recognized a favorable income tax benefit to remove most of the valuation allowance on domestic deferred tax assets that was established in 2003.

■  Income from discontinued operations for 2006 includes a $17.4 million pretax net gain on disposal of the Lawnmower segment.

Our sales in 2006 decreased by $51.2 million, or 7%, from 2005. The following are key elements of the year over year comparison.

■  Sales of IPEG declined by $54.1 million, or 22%, from 2005, as the U.S. and Canadian forestry industries entered a period of cyclical decline. Lower housing starts, declining lumber prices and mill closures impacted logging production in the North American markets. Demand for new timber harvesting equipment was reduced in 2006 and resulted in a $65.2 million decline in segment sales of forestry equipment in North America as compared to 2005. Offsetting some of this decline was a $5.0 million increase in the sale of timber harvesting equipment outside of North America and a 23% year over year increase in the sale of gear-related products.

BLOUNT INTERNATIONAL, INC.

■  The Outdoor Products segment experienced a $2.7 million, or 1%, increase in sales during 2006 compared to 2005. Sales in international markets increased by $6.7 million, or 2%. Included in this increase is a $0.6 million favorable impact of foreign currencies, primarily from the stronger Canadian Dollar. Segment sales within the U.S. declined by $3.9 million, or 2%, from 2005. The decline in the U.S. is attributed to weaker market conditions in the lawn care and forestry industry. Included in the segment sales growth was a 10% increase in the sale of concrete-cutting products.

Consolidated order backlog at December 31, 2006 was $73.3 million, a decrease from $127.5 million at December 31, 2005. The year over year decline reflects the combination of weaker market conditions, primarily in our forestry equipment business, and improved production capacity and related responsiveness to customer orders in our Outdoor Products segment.

Operating income decreased by $29.5 million, or 25%, from 2005 to 2006, resulting in an operating margin for 2006 of 13.6% of sales compared to 16.8% for 2005. A comparison of the two periods reflects the following:

■  The unfavorable effect of lower sales volume in the forestry equipment business of our IPEG segment;

■  The unfavorable effect of higher production costs, partially offset by a net decrease in steel costs;

■  Nonrecurring costs related to a plant closure and the redesign of our U.S. retirement plans; and

■  The unfavorable net effect of currency exchange rates, primarily due to a weaker U.S. Dollar relative to the Canadian Dollar and the Brazilian Real.

The decrease in operating income reflects a year over year decrease in gross profit of $23.7 million. Our gross margin in 2006 was 31.4% of sales, compared to 32.5% in 2005. The year over year change in gross profit is presented below (in millions):

2005 Gross Profit	$228.1
Increase (Decrease)
Sales Volume	(10.0)
Selling Price and Mix	3.4
Foreign Exchange Translation	(4.3)
Product Cost and Mix	(12.8)
2006 Gross Profit	$204.4

Average selling prices increased in 2006 primarily from shifts in product mix and price increases on selected products. Currency exchange rates have decreased our gross profit during 2006 compared to 2005. Our plants in Canada and Brazil were impacted by higher manufacturing costs resulting from translation to the weaker U.S. Dollar estimated at $3.4 million and $1.7 million, respectively, compared to the prior year. These higher costs were partially offset by a modest increase in sales, estimated at $0.6 million, due to currency exchange rates.

The increase related to product cost and mix, adjusted to exclude the effect of steel prices, increased by an estimated 2.5% and includes the effects of higher energy costs for utilities, annual wage increases to our employees and the effects of inflation on other cost elements. These cost increases were partially offset by a decrease in steel costs estimated at $1.3 million compared to the previous year.

Total selling, general and administrative expense ("SG&A") was $111.2 million, an increase of $0.9 million, or 1%, compared to the prior year. As a percent of sales, SG&A increased to 17.1% in 2006 compared to 15.7% in 2005. One of the largest increases in 2006 was the $3.2 million increase in stock-based compensation expense related to the adoption of a new accounting standard. We also instituted an increase in average salaries to our employees, resulting in a year over year increase estimated at $1.3 million. Depreciation expense increased $0.4 million, primarily due to additional investments in infrastructure and administrative systems. Advertising expenses increased by $0.4 million year-over-year. International operating expenses increased $0.5 million from the prior year due to the weaker U.S. Dollar and its effect on the translation of foreign expenses. These increases were largely offset by several decreases, including a $1.4 million decrease in performance-based compensation, a $1.6 million reduction for legal and compliance-related professional services and adjustments to work force levels at several locations.

In August, 2006, we announced a redesign of our U.S. retirement plans, including a freeze of our domestic defined benefit pension plan as of December 31, 2006, and an increase in funding under our defined contribution 401(k) plan. In conjunction with this redesign, we incurred a pension curtailment charge of $3.2 million, representing the unamortized prior service cost for plan participants, and an additional charge of $0.5 million for related fees and costs associated with the changes to our retirement plans.

On August 8, 2006, we announced our plan to close one of the IPEG segment's manufacturing plants, located in Menominee, Michigan. Production from this plant was shifted to other plants within our IPEG segment during the fourth quarter. We recognized a $1.2 million charge related to this plant closure during 2006. The related land and building is currently being marketed for sale.

Income from continuing operations for 2006 was $38.1 million, or $0.80 per diluted share, compared to income from continuing operations of $104.7 million, or $2.20 per diluted share, in 2005. The change in income from continuing operations is due primarily to the following:

■  The decrease in operating income of $29.5 million discussed above; and

■  A provision of $16.3 million for income taxes, compared to a benefit $24.5 million in 2005, which reflected the reversal of most of a valuation allowance previously established on our U.S. deferred income tax assets.

BLOUNT INTERNATIONAL, INC.

Interest expense of $35.8 million in 2006 compares to $37.3 million in 2005, and the decrease was largely due to lower average outstanding debt balances, partially offset by higher interest rates. The weighted average variable interest rate on our term loans increased by 42 basis points from December 31, 2005 to December 31, 2006. Interest income declined to $0.4 million for 2006 compared to $0.6 million in 2005, primarily due to a decline in average cash balances.

Other income of $1.5 million in 2006 compared to $0.9 million of other expense in 2005. The $2.4 million difference was largely due to the 2005 $3.0 million write-off of deferred financing costs resulting from prepayment of principal on our term debt. Excluding this expense, other income for both periods was primarily related to proceeds from insurance settlements.

The 2006 provision for income taxes on continuing operations was $16.3 million, or 30.0% of income before taxes. In 2005 we recorded an income tax benefit of $24.5 million.

	Year Ended December 31,
(Amounts in thousands)	2006	2005
Income from continuing operations before income taxes	$54,416	$80,179
Provision (benefit) for income taxes	16,349	(24,528)
Income from continuing operations	$38,067	$104,707
Effective tax rate	30.0%	(30.6%)

The $40.9 million year over year change in income taxes is largely due to the 2005 reversal of most of the valuation allowance established on our U.S. deferred income tax assets. The valuation allowance was originally established in the third quarter of 2003. Our domestic net operating loss carryforwards and other deferred tax assets were fully reserved with a valuation allowance during 2005 until the reversal of the valuation allowance on December 31, 2005. Accordingly, we recognized minimal net federal domestic tax expense on our domestic income during 2005, except for incremental taxes on the repatriation of foreign earnings.

As of December 31, 2006, we estimate our U.S. net operating loss ("NOL") carryforward is $16.2 million, and our state NOL carryforwards are $51.0 million. These NOL carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of the state NOL carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can all be utilized.

Income from discontinued operations of $4.5 million, or $0.09 per diluted share in 2006 compared to $1.9 million, or $0.04 per diluted share in 2005. These results consisted entirely of our discontinued Lawnmower segment. The Company operated the Lawnmower segment through July 26, 2006. Sales for the partial 2006 year were $29.5 million compared to $54.4 million in 2005. The 2006 income included $17.4 million of pretax gain on the disposal of net assets and a $5.3 million pretax loss from operations. The loss from operations was primarily due to expenses necessary to finalize the closure of the facility, including the termination of the majority of the Lawnmower segment employees, and to facilitate the transfer of assets sold to Husqvarna. These results included compensation, severance and benefits costs of $2.8 million, a charge to write down assets we retained (primarily the land and building) and other expenses. Income taxes for discontinued operations were $7.6 million. Income from discontinued operations in 2005 represents the after tax segment contribution. The net cash proceeds from the sale of the Lawnmower segment were approximately $32.4 million and were used to reduce outstanding debt.

Segment Results. The following table reflects segment sales and operating income for 2006 and 2005:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2006 as % of 2005
Sales:
Outdoor Products	$455,009	$452,334	101%
Industrial and Power Equipment	196,896	250,967	78%
Inter-Segment Elimination	(841)	(1,045)	80%
Total sales	$651,064	$702,256	93%
Operating income
Outdoor Products	$97,805	$105,536	93%
Industrial and Power Equipment	13,347	28,037	48%
Inter-Segment Elimination	29	(14)	-207%
Contribution from segments	111,181	133,559	83%
Corporate expense	(17,950)	(15,768)	114%
Retirement plan redesign	(3,747)	–	–
Plant closure costs	(1,216)	–	–
Operating income	$88,268	$117,791	75%

BLOUNT INTERNATIONAL, INC.

Outdoor Products Segment. Sales for the Outdoor Products segment increased $2.7 million, or 1%, in 2006 compared to 2005. Of this increase, $2.6 million was due to additional sales volume, coming primarily from an increase in sales of chainsaw guide bars and accessories outside the U.S. and from our ICS concrete-cutting products and accessories. These increases were partially offset by a net unit sales decrease of cutting chain and other product categories. Price increases were realized in certain markets; however, the combination of selling prices and product mix resulted in a net decrease of $0.5 million compared to 2005. The net effect of foreign currency translation on sales was an increase of $0.6 million. Order backlog decreased to $54.8 million at December 31, 2006, compared to $82.5 million at December 31, 2005, a 34% decrease. The decrease in backlog compared to last year was partially due to increases in capacity and to improved delivery to customers, both of which have resulted in reduced order lead-times.

Sales of chainsaw guide-bars increased 11%, which was made possible by increased production capacity and continued strong demand. Unit sales of chainsaw parts and accessories used for forestry or wood-cutting applications increased a modest 1%. A decrease in chainsaw chain volume partially offset the gains in guide bars, parts and accessories. Sales of outdoor equipment parts, including lawnmower blades and other accessories for lawn and garden use, decreased 4%, largely due to adverse weather conditions in U.S. markets. Geographically, the weaker U.S. Dollar during 2006 provided incremental advantage for our selling prices, contributing to a 2% increase in international sales on top of 12% growth in 2005 and 20% growth in 2004. Sales to OEMs increased by 3%, while replacement sales were flat on a year over year basis. Sales of ICS products increased $2.8 million, with unit sales of replacement diamond chain increasing 9% and saws and saw packages increasing 4% compared to the prior year.

Segment contribution to operating income decreased $7.7 million, or 7%, in 2006 compared to 2005. The favorable effect of increased sales volume on contribution was approximately $2.1 million. This increase was offset by the net unfavorable effect of foreign currency translation, estimated at $4.7 million, driven primarily by the effect that stronger Canadian and Brazilian currencies had on our manufacturing costs and SG&A expenses. These higher costs were partially offset by the favorable net effect of a weaker U.S. Dollar on sales. Excluding the effects of currency exchange rates, the net unfavorable effect of cost and mix was $4.0 million. This includes inflationary pressures of higher wages and other conversion costs, partially offset by an estimated $1.5 million year over year reduction in steel costs, and $1.0 million related to reductions in staffing levels. The operating margin of 21.5% in 2006 compares to 23.3% in 2005.

Industrial and Power Equipment Segment. Sales for the Industrial and Power Equipment segment decreased $54.1 million, or 22%, in 2006 compared to 2005 due to a significant decline in the North American market for forestry equipment. A decline in the volume of timber harvesting equipment products sold resulted in a $62.7 million reduction in segment sales from 2005. This decrease was partially offset by an increase in our gear-related products, which achieved sales growth of $6.0 million, or 23%, compared to the prior year, most of which was attributed to increased volume. Segment sales also increased by $3.9 million due to increased selling price realization during the year across both groups of products. This segment is a cyclical, capital goods business with results closely linked to the performance of the North American forestry industry in general. During 2006, it is estimated that industry-wide unit sales of North American forestry equipment were down by 23% as compared to 2005 for the markets served by our products.

Amid this downturn in the forestry industry, we have continued to invest in new products and brand initiatives. Our product line includes 13 models that were newly introduced or updated during 2006. In June 2006, we acquired the assets of Votec Engineering AB ("Votec"), a European manufacturer of harvester heads for timber harvesting equipment. We have also made changes in our branding and trade dress. In February 2006, our agreements with Caterpillar Inc. were amended, and products previously offered under the "Timberking"® brand were converted to the "Caterpillar"® or "Cat"® brand. Sales through the Caterpillar channel were $40.4 million in 2006. Additionally, during the third quarter of 2006, we consolidated three of our brand offerings (Hydro-Ax, Prentice and Fabtek) into one (Prentice). The introduction of new products, the acquisition of Votec, and the re-branding efforts are part of the segment's strategy to improve market share in established markets and gain incremental distribution outside of North America. Sales of IPEG's products outside of North America increased by $5.1 million, or 52%, in 2006 compared to 2005.

Order backlog decreased to $18.5 million at December 31, 2006 from $45.0 million at December 31, 2005, reflecting softness in the North American forestry equipment market.

Segment contribution to operating income decreased $14.7 million, or 52%, in 2006 compared to 2005, with $12.2 million of this decrease due to the lower sales volume. Increases in cost of goods sold and SG&A expense included annual increases in salaries and wages, a $1.1 million increase in product-related expenses, a $0.5 million increase related to EPA–mandated use of Tier III engines and other product design projects, and a $0.3 million increase for advertising expense, which included the cost of re-branding of Timberking® products to Caterpillar® and Cat®. The price of steel materials and

BLOUNT INTERNATIONAL, INC.

components stabilized in 2006 after significant increases in recent years and increased by only $0.3 million from 2005. These cost increases were partially offset by a decrease in performance-based compensation, travel expenses, increases in average selling prices and an improved product mix. In August we announced the closure of one of the segment's smaller manufacturing plants, located in Menominee, Michigan, and the manufacturing of affected products was moved to other plants during the fourth quarter. Costs related to the plant closure are reported separately and are not included as part of the segment's results. The operating margin of 6.8% in 2006 compares to 11.2% in 2005.

Corporate Expense. Corporate expense increased $2.2 million, or 14%, in 2006 compared to 2005. This increase includes a $3.2 million increase in stock-based compensation expense related to the adoption of a new accounting standard. Stock-based compensation expense is expected to increase gradually over the next several years as a result of the effects of additional stock compensation grants. Future levels of stock-based compensation expense will depend on many factors, including the quantity, type and vesting schedule of future grants, the price of our stock, the volatility of our stock and risk-free interest rates. Salaries and performance-related compensation increased $0.5 million. These increases are partially offset by a $1.9 million decrease in legal and other compliance-related costs.

Year ended December 31, 2005 compared to year ended December 31, 2004

The table below provides a summary of results and primary factors contributing to the year over year change in operating results.

( Amounts in millions, except per share data)	2005	2004	Increase	Contributing Factor
Sales	$702.3	$643.0	$59.3
				$34.0	Sales volume
				23.0	Price and mix
				2.3	Foreign currency translation
Operating income	117.8	111.3	6.5
				8.7	Sales volume
				3.2	Price, costs, mix, and expense
				(5.4)	Foreign currency translation
Income from continuing operations	104.7	4.5	100.2
				6.5	Increase in operating income
				22.3	Decrease in net interest expense
				38.8	Decrease in other expense
				32.6	Change in income tax provision
Income from continuing operations per diluted share	2.20	0.12	2.08
Income from discontinued operations	1.9	1.7	0.2
Income from discontinued operations per diluted share	0.04	0.04	–
Net income	106.6	6.3	100.3
Net income per diluted share	2.24	0.16	2.08

These results reflect the following:

■  On a consolidated basis, we experienced year over year increases in sales and operating income related to business growth.

■  We continued to benefit from the refinancing activities completed during the second half of 2004, which lowered our interest expense.

■  We recognized a favorable income tax benefit in 2005 to remove most of a valuation allowance on U.S. deferred tax assets.

Our sales in 2005 increased by $59.3 million, or 9%, from 2004. The following are highlights of the year over year comparison.

■  International sales grew $44.8 million, or 16%, with each of our segments achieving their strongest percentage sales growth outside of the U.S. On a consolidated basis, U.S. year over year sales growth was 4%.

■  In the Outdoor Products segment:

0  International sales grew $31.8 million, or 12%, with increases in Europe, Latin America and Asia, primarily in forestry-related chainsaw parts and accessories;

0  The impact of a weaker U.S. Dollar compared to the currencies of Canada, Europe and Brazil resulted in increased sales of $2.3 million due to the effects of foreign currency translation. The weaker U.S. Dollar also provided more competitive selling prices for our products, contributing to the additional volume; and

BLOUNT INTERNATIONAL, INC.

0  Growth among our concrete-cutting products was 25%. This included increases in unit volume for our saws and replacement chain of 79% and 25%, respectively.

■  In the Industrial and Power Equipment segment:

0  Sales outside North America grew $4.8 million, or 96%, reflecting gains in Australia, Brazil and Russia;

0  Continued expansion of the Timberking® line of timber harvesting equipment, which generated $16.1 million worldwide in incremental sales through the Caterpillar distribution channel, helped to access new markets. Total sales of Timberking products in 2005 were $61.6 million; and

0  Higher average selling prices in our Industrial and Power Equipment segment contributed $12.5 million. This increase in average prices included increases in list prices and a reduction in competitive discounts.

Consolidated order backlog at December 31, 2005 was $127.5 million, a decrease from $141.1 million at December 31, 2004. The decrease was primarily in the Industrial and Power Equipment segment.

Operating income increased by $6.5 million, or 6%, from 2004 to 2005, while our operating margin for 2005 was 16.8% of sales compared to 17.3% for 2004. A comparison of the two periods reflects the following:

■  Favorable effect of sales volume in both of our segments;

■  The implementation of selling price increases in certain markets;

■  Faster relative growth rates for IPEG segment with lower operating margins compared to our Outdoor Products segment with higher operating margins;

■   The unfavorable effect of higher steel costs; and

■  The unfavorable net effect of currency exchange rates, primarily due to a weaker U.S. Dollar relative to the Canadian Dollar and the Brazilian Real.

The increase in operating income reflects a year over year increase in gross profit of $7.2 million. Our gross margin in 2005 was 32.5% of sales, compared to 34.4% in 2004. The year over year change in gross profit is presented below (in millions):

2004 Gross Profit	$220.9
Increase (Decrease)
Sales Volume	8.7
Selling Price and Mix	23.0
Foreign Exchange Translation	(4.4)
Product Cost and Mix	(20.1)
2005 Gross Profit	$228.1

While the net effect of volume and price was favorable across our businesses on a year over year basis, there were several unfavorable factors influencing our gross margins. The effect of mix within and between our businesses and distribution channels varies greatly; however, with the largest growth coming from our lower margin IPEG segment and lower margin distribution channels, the overall effect was to lower gross margin.

Fluctuations in foreign currency exchange rates decreased our gross profit during 2005 compared to 2004. While our international sales increased by approximately $2.3 million from the currency effect of a weaker U.S. Dollar, our product costs were negatively impacted by changes in currency. Our plants in Canada and Brazil were impacted by higher manufacturing costs resulting from the weaker U.S. Dollar estimated at $3.6 million and $1.4 million, respectively, compared to the prior year.

Higher steel prices had an estimated adverse effect of $12.3 million over the previous year. In addition, the annual salary increase to our employees was 3% during 2005. These increases are partially offset by productivity gains in our plants and by selling price increases.

Total selling, general and administrative expense ("SG&A") of $110.3 million increased $0.7 million, or 1%, over the prior year. As a percent of sales, SG&A decreased to 15.7% in 2005 compared to 17.0% in 2004, continuing a trend of improved leverage on existing selling and administrative capacity. One of the largest increases in 2005 was the $2.4 million increase in professional services expenses, which included $2.9 million of incremental expenses for compliance with the Sarbanes-Oxley Act of 2002. This increase was partially offset by a $0.9 million decrease in legal expenses. Our international operating expenses increased $0.9 million compared to the prior year due to the weaker U.S. Dollar and its effect on the translation of foreign expenses. Other increases included $0.4 million for bad debts and $0.3 million for increases in R&D costs. Compensation and benefits expense decreased by $1.3 million compared to 2004. This net decrease included increases of 3% and 4% for base compensation and benefits expense, respectively, offset by decreases for performance-related compensation expenses. Advertising expense was down $1.3 million and personnel-related expense, primarily for travel, decreased by $0.3 million.

Income from continuing operations of $104.7 million, or $2.20 per diluted share, compared to income from continuing operations of $4.5 million, or $0.12 per diluted share, in 2004. The change is due primarily to the following:

■  An increase in operating income of $6.5 million;

■  A decrease in net interest expense of $22.3 million, primarily due to the decreases in average outstanding debt balances and borrowing rates associated with changes in our capital structure implemented in August 2004 and the use of cash flow to reduce debt principal outstanding;

■  A decrease in other expense of $38.8 million, due primarily to the $42.8 million charge taken in August 2004 associated with our refinancing transactions; and

■  A benefit of $24.5 million for income taxes compared to an expense of $8.1 million in 2004, reflecting the 2005 reversal of most of a valuation allowance previously established on our U.S. deferred income tax assets.

BLOUNT INTERNATIONAL, INC.

The reduction in interest expense was primarily due to the refinancing transactions that occurred in August 2004, which reduced our average borrowing rates and outstanding debt balances, as well as the significant subsequent reductions of debt during 2005. Total interest expense of $37.3 million in 2005 compares to $61.3 million in 2004, which included a $4.2 million non-recurring charge for interest expense incurred during the required 30 day notice period involving the redemption of our public debt. The benefits gained from the refinancing and debt reduction were partially offset by an increase in interest rates. The weighted average variable interest rate on our term loans increased by 161 basis points from December 31, 2004 to December 31, 2005.

Interest income declined $1.7 million to $0.6 million for 2005 compared to $2.3 million in 2004. 2004 interest income included $1.4 million related to an income tax refund received in the fourth quarter of that year.

Other expense decreased $38.8 million due primarily to the charges taken in 2004 associated with our refinancing transactions. Net other expense in 2005 was $0.9 million and included $3.0 million to write off deferred financing costs resulting from the $83.4 million prepayment of debt principal during the year. In the fourth quarter of 2005 we also realized income of $2.3 million for a legal settlement. Net other expense in 2004 of $39.9 million included a $42.8 million charge taken in the third quarter of 2004 associated with our August refinancing transactions. This amount included $27.1 million for prepayment premiums, a $10.3 million write-off of deferred financing costs related to the extinguishment of debt and $5.3 million to write-off unamortized discount relating to the extinguished debt. In the fourth quarter of 2004 we realized income of $3.9 million related to a legal settlement for one of our segments.

The 2005 income tax benefit of $24.5 million contrasts sharply to the 2004 income tax provision of $8.1 million. The $32.6 million year over year change is largely due to the reversal of most of the valuation allowance established on our U.S. deferred income tax assets on December 31, 2005. The valuation allowance was originally established in the third quarter of 2003 and was maintained until December 31, 2005. Accordingly, we recognized minimal net federal domestic tax expense on our domestic income during 2004 or 2005, except for incremental taxes on the repatriation of foreign earnings in 2005.

	Year Ended December 31,
(Amounts in thousands)	2005	2004
Income before income taxes	$80,179	$12,606
Provision (benefit) for income taxes	(24,528)	8,058
Net income	$104,707	$4,548
Effective tax rate	(30.6%)	63.9%

In the third quarter of 2003 we determined that it was more likely than not that all of our U.S. deferred tax assets would not be realized. Accordingly, a valuation allowance was established against such deferred tax assets at that time. At the end of 2005, we determined that it was more likely than not that most of our deferred tax assets would be realized. This change in the estimated utilization of deferred tax assets reflected improvements in our profitability since the third quarter of 2003 stemming from business growth and reduced interest expense resulting from improvements in our capital structure.

The American Jobs Creation Act of 2004 (the "Act"), included a one-time election to deduct 85% of certain foreign earnings that were repatriated, as defined in the Act. Any repatriation of foreign earnings was required to be completed by December 31, 2005. During the fourth quarter of 2005 we repatriated $24.9 million of our undistributed earnings of foreign subsidiaries and recognized $2.0 million of related income taxes after allowable net operating loss offsets.

Discontinued operations consisted entirely of our Lawnmower segment. The income from discontinued operations in 2005 was $1.9 million, or $0.04 per diluted share, compared to $1.7 million, or $0.04 per diluted share, in 2004. Sales in our discontinued operations for 2005 of $54.4 million compare to $49.7 million in 2004.

Segment Results. The following table reflects segment sales and operating income for 2005 and 2004:

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2005 as % of 2004
Sales:
Outdoor Products	$452,334	$422,929	107%
Industrial and Power Equipment	250,967	221,028	114%
Inter-Segment Elimination	(1,045)	(982)	106%
Total sales	$702,256	$642,975	109%
Operating income
Outdoor Products	$105,536	$104,422	101%
Industrial and Power Equipment	28,037	21,456	131%
Inter-Segment Elimination	(14)	(3)	467%
Contribution from segments	133,559	125,875	106%
Corporate expense	(15,768)	(14,558)	108%
Operating income	$117,791	$111,317	106%

BLOUNT INTERNATIONAL, INC.

Outdoor Products Segment. Sales for the Outdoor Products segment increased $29.4 million, or 7%, in 2005 compared to 2004. Of this increase, $19.6 million was due to additional sales volume, deriving primarily from forestry-related chainsaw parts and accessories in international markets, and growth in our concrete-cutting products and accessories. The combination of selling price increases and mix resulted in increased sales of $7.5 million. The effect of foreign currency translation on sales was an increase of $2.3 million. Order backlog increased to $82.5 million at December 31, 2005, compared to $77.4 million at December 31, 2004, a 7% increase.

The increase in sales occurred across most product lines but was particularly strong for chainsaw parts and accessories used for forestry or wood-cutting applications. Products related to concrete-cutting, which experienced growth in all major markets, increased 79% in unit sales of saws and saw packages and 25% in unit sales of replacement diamond chain, for a net sales increase of $5.5 million. Sales of outdoor equipment parts, which includes lawnmower blades and other accessories for lawn and garden use, increased by a modest 1%, as adverse weather conditions in U.S. markets limited growth. Geographically, the weak U.S. Dollar during 2005 provided improved competitive selling prices, and demand continued to grow, resulting in a 12% increase in sales outside the U.S. on top of 2004's record results for sales outside the U.S. This growth was led by our chainsaw-related products, with our largest increase in Europe, where there were good market conditions. In Latin America, increases were achieved in both OEM and replacement markets. Finally, export sales increased in the Far East, primarily due to improved economic conditions in Japan. Sales growth by channel was led by OEMs at 8%, while replacement sales had a 6% growth rate.

Segment contribution to operating income increased $1.1 million, or 1%, in 2005 compared to 2004. The year over year change included a $1.4 million increase in gross profit, partially offset by a $0.3 million increase in SG&A expense. The favorable effect of increased volume was approximately $7.9 million. However, the net effect of foreign currency translation was unfavorable and estimated at $5.4 million. This net translation impact of currency is primarily from the effect stronger Canadian and Brazilian currencies had on our manufacturing costs in those countries, but also includes $0.9 million of higher SG&A expense worldwide, including our European operations as well. These cost increases are partially offset by the favorable effect a weaker U.S. Dollar had on sales in these same countries. Other cost pressures included increases in average steel prices, with a year over year adverse effect estimated at $6.9 million, higher energy prices, which added an estimated $0.8 million in cost to operate our plants and increases in capacity, which have supported business growth but have also added to our fixed costs. In addition, we incurred a loss of $0.9 million for the first year of start-up operations in our new plant in Fuzhou, Fujian Province, China. These increases have been partially offset by increases in selling prices, productivity and a $0.6 million net decrease in SG&A expense after adjusting for the effect of foreign currency translation. Decreases in SG&A expense included a $1.4 million reduction in advertising expense, after a significant increase in 2004 for targeted brand awareness programs, and a $1.3 million reduction in performance compensation, after higher than normal expense in 2004. Increases in SG&A expense included $1.1 million for normal increases in salaries and benefits, and $0.6 million in bad debt expense. The operating margin of 23.3% in 2005 compares to 24.7% in 2004.

Industrial and Power Equipment Segment. Sales for the Industrial and Power Equipment segment increased $29.9 million, or 14%, in 2005 compared to 2004. Just over half of this growth, $15.5 million, is due to favorable selling price and mix, with the realization of price increases estimated at $12.5 million across all product lines, through a combination of list price increases and a reduction of cash discounts. The favorable effect of higher volume was $14.4 million, with the largest growth seen among tracked feller bunchers. We also experienced strong growth in sales of loaders, partially due to the amount of felled timber from hurricanes, and increases among forwarders and harvesters. These increases are somewhat offset by a decrease in sales of our four-wheel feller bunchers used for drive-to-tree harvesting. This decrease in drive-to-tree feller bunchers is attributed to dealer inventory corrections and a slight decline in our market share.

This increase in sales was distributed geographically across domestic and international markets, with the international sales increasing by $12.9 million, or 55%, over the previous year. The increase in international sales included a sizable increase in Canada, part of our traditional North American market; however, growth of international sales outside of Canada also increased by $4.8 million, or 102%, over the previous year, largely through increases in Australia, Brazil and Russia. Order backlog decreased to $45.0 million at December 31, 2005 from $63.7 million at December 31, 2004, due in part to improvements in production bottlenecks that had adversely affected our product deliveries in the prior year. This segment is a cyclical, capital goods business with results closely linked to the performance of the forestry industry in general, particularly in our largest market, the Southeastern U.S. During 2005, the growth rate for the North American markets we serve, measured in units sold, was flat compared to 2004 for most of our products types. Sales of our gear-related products grew $4.0 million, or 18%, during the year and contributed to these results with improved price realization and increased unit volume.

BLOUNT INTERNATIONAL, INC.

Segment contribution to operating income increased $6.6 million, or 31%, in 2005 compared to 2004. Gross profit increased by approximately $5.8 million, and reductions in SG&A expense contributed an additional $0.8 million to the year over year improvement. The positive effect on gross profit from higher volume was limited to $0.8 million, due to a shift in product mix away from segment manufactured products towards Caterpillar manufactured products for which we receive a lower margin on sale. Cost increases included normal annual increases in wages and benefits, but also higher steel prices with an adverse effect estimated at $5.4 million compared to 2004's average steel prices. This shift in mix and cost increases have been largely offset by realization of price increases implemented early in 2005 and decreases in SG&A spending. SG&A decreases included a $0.8 million decrease in benefits, of which $0.6 million represented lower workers' compensation expense, and a $0.4 million decrease in depreciation. These decreases are partially offset by increases in engineering-related expense toward compliance with new Tier III engine requirements for our heavy equipment. The operating margin of 11.2% in 2005 compared to 9.7% in 2004.

Corporate Expense. Corporate expense increased $1.2 million, or 8%, in 2005 compared to 2004. This increase included $2.9 million of additional professional services related to Sarbanes-Oxley compliance requirements. Salaries and benefits increased $1.6 million. In addition to normal annual increases in salaries and benefits, the increase also reflects the addition of certain professional positions to meet regulatory and compliance requirements, including Sarbanes-Oxley compliance. These increases were partially offset by a decrease of $0.9 million for legal expenses and a $1.4 million decrease for performance-related compensation expenses. Higher costs to comply with Sarbanes-Oxley requirements are expected to continue for the foreseeable future, although at a level lower than the 2005 implementation year costs.

Financial Condition, Liquidity and Capital Resources

Since our 1999 merger and recapitalization transactions, we have carried significant amounts of debt. During the last three years we have initiated several actions to reduce our debt and related interest expense. In 2004, we executed a series of transactions, resulting in a reduction of debt and the average interest rates on that debt, as well as an increase in outstanding common stock. In 2005 and 2006, we made reductions in our debt using cash flow from operations and the net proceeds from the sale of our Dixon business.

2004 Refinancing Transactions. On August 9, 2004, we executed a series of significant refinancing transactions. These transactions, referred to as the "2004 Refinancing Transactions", included:

■  The issuance of 13,800,000 shares of common stock, which generated net proceeds to the Company of $127.2 million;

■  The issuance of new 8 7/8% senior subordinated notes due in 2012, which generated net proceeds to the Company of $167.1 million;

■  The amendment and restatement of our existing senior credit facilities which included, among other things, an increase in amounts available, with the total amounts drawn increasing by $246.6 million, and a reduction in interest rates, revisions to financial covenant ratios and revision of certain repayment terms.

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

■  The repayment of our 12% convertible preferred equivalent security principal and accrued interest in the aggregate amount of $29.6 million; and

■  The payment of related redemption premiums of $27.1 million.

2004 Amendment to Credit Facilities. On December 1, 2004, we amended our senior credit facilities to provide, among other things, for the repayment and elimination of the $50.0 million second collateral institutional loan established in August 2004 with the proceeds from a loan made possible by an increase in the term B loan limit. Also, adjustments to certain financial covenants were made and a lower borrowing rate was established.

2006 Amendment to Credit Facilities. On March 23, 2006, we amended certain terms of our senior credit facilities. This amendment included the following changes in the term notes and revolving credit facility:

■  Maximum availability under the revolving credit facility was increased from $100.0 million to $150.0 million.

■  Interest rates were reduced by 0.75% for the term B loan and 1.00% for the revolving credit facility.

■  Certain financial covenants were modified, including increases to the amounts that may be expended for acquisitions, dividends and purchase of our stock, as well as modifications to certain financial ratio requirements.

■  We incurred fees and third-party costs of $0.7 million related to the amendment.

Immediately following the amendment, we completed the following transactions:

■  $82.1 million was borrowed under the revolving credit facility.

■  The total principal balance of $4.6 million was paid off on our Canadian term B loan, and that loan was canceled.

■  $77.5 million in principal was paid against the term B loan, leaving a balance of $150.0 million outstanding.

BLOUNT INTERNATIONAL, INC.

Since 2004, interest and principal payment obligations have been reduced as a result of these changes to our capital structure and credit agreements. Interest expense has been reduced by a reduction in our average borrowing rate and by the reduction in the principal amount of long term debt. The effects of these reductions have been partially offset by an increase in interest rates on our variable rate debt. The variable interest rates increased by a net amount of 42 basis points in 2006 after increasing by 161 basis points during 2005. Our annual interest expense may continue to vary in the future because the senior credit facility interest rates are benchmarked against LIBOR. Our weighted average interest rate on all outstanding debt has increased from 7.63% as of December 31, 2005 to 7.99% as of December 31, 2006. Cash interest paid in 2006 was $33.0 million compared to $31.3 million in 2005. Cash interest paid in 2004 was $62.2 million, excluding net cash interest paid to redeem public debt.

Total debt at December 31, 2006 was $350.9 million compared with total debt at December 31, 2005 of $407.7 million, a reduction of $56.8 million. Outstanding debt as of December 31, 2006 consisted of a term loan balance of $148.9 million, a revolving credit facility balance of $27.0 million and 8 7/8% senior subordinated notes of $175.0 million.

Under the senior credit agreement, the amount available to be drawn on our $150.0 million revolving credit facility could be restricted by our leverage ratio and first lien credit facilities leverage ratio. Availability is further reduced for any outstanding letters of credit issued under the facility. At December 31, 2006 and 2005, we had borrowing availability of $117.5 million and $94.1 million, respectively. We make voluntary prepayments of the term loan from time to time. In 2006, we made no such prepayments other than those associated with the March amendment. Once repaid, the term loan principal cannot be re-borrowed under the terms of the senior credit facility.

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

Our senior credit facilities are subject to certain reporting and financial covenant compliance requirements. We were in compliance with all debt covenants as of December 31, 2006. Non-compliance with these covenants could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets. Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

The revolving credit facility expires on August 9, 2009 and the term B loan facility expires on August 9, 2010. Required principal payments on the term loan are adjusted after any voluntary prepayment of principal we make on the term loan. As of December 31, 2006, the term B loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date.

The Company has one registered debt security, the 8 7/8% senior subordinated notes. The 8 7/8% senior subordinated notes are due in full on August 1, 2012. These notes were issued by Blount, Inc., are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes.

Our debt continues to be significant, and future debt service payments continue to represent substantial obligations. This degree of leverage may adversely affect our operations and could have important consequences. See Item 1A, Risk Factors, "Substantial Leverage" for further discussion. Over the longer term, we expect to meet our financial and capital needs, including payment of debt obligations, through a combination of cash flow from operations and amounts available under existing credit facilities, as well as the potential issuance of new debt, sale of additional shares of stock or establishment of new credit facilities. While there can be no assurance, management believes we will comply with all financial performance covenants during the next twelve months. Should we not comply with the covenants, additional significant actions will be required. These actions may include, among others, an attempt to renegotiate our debt facilities, sales of assets, restructuring and reductions in capital expenditures.

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months through expected cash flows generated from operations and the amounts available under our revolving credit agreement. Interest on our debt is payable in arrears according to varying interest rates and periods. We expect our remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that these resources will be sufficient to meet our needs. We may

BLOUNT INTERNATIONAL, INC.

also consider other options available to us in connection with future liquidity needs.

Cash and cash equivalents at December 31, 2006 were $27.6 million compared to $12.9 million at December 31, 2005.

Cash provided by operating activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Income from continuing operations	$38,067	$104,707	$4,548
Non-cash items included in net income	39,538	(13,841)	71,124
Subtotal	77,605	90,866	75,672
Changes in assets and liabilities, net	(13,014)	(29,306)	(4,722)
Discontinued operations	(4,575)	3,552	4,844
Cash provided by operating activities	$60,016	$65,112	$75,794

Non-cash items consist of expense for the early extinguishment of debt, depreciation of property, plant and equipment, amortization and other non-cash charges, deferred income taxes and (gain) loss on disposal of property, plant and equipment. Changes in assets and liabilities, net, consists of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2006 cash provided by operating activities of $60.0 million reflected the following significant items:

■  Income from continuing operations of $38.1 million;

■  Addition of non-cash items of $39.5 million, which included the following:

0  Depreciation expense of $17.2 million;

0  Other non-cash expenses include amortization of deferred financing costs of $3.7 million, stock compensation costs of $3.3 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), a nonrecurring pension curtailment charge of $3.2 million related to the redesign of our U.S. retirement plans and a net gain of $1.0 million related to the disposal of property, plant and equipment;

0  A deferred income tax provision of $13.0 million.

■  Changes in assets and liabilities used $13.0 million of net cash, including the following items:

0  Decreases in accounts receivable of $8.3 million and inventory of $1.4 million, partially offset by a decrease in accounts payable. These decreases are in part due to lower revenues and associated business activities during the fourth quarter of 2006 compared to the same period of 2005;

0  Reduction in accrued expenses of $5.5 million, primarily related to accrued income taxes payable;

0  Pension funding of $11.0 million in excess of the amount charged to expense.

■  Discontinued operations used $4.6 million, primarily for cost to close the Dixon manufacturing facility and the associated payment of transitional costs and severance to employees.

2005 cash provided by operating activities of $65.1 million, reflected the following significant items:

■  Net income from continuing operations of $104.7 million.

■  Reduction for non-cash items of $13.8 million, which included the following:

0  A deferred income tax benefit of $35.3 million, primarily due to the reversal of most of a valuation allowance against U.S. deferred income tax assets;

0  Depreciation expense of $15.3 million and amortization of deferred financing costs of $3.5 million; and

0  A non-cash charge of $3.0 million for the early extinguishment of debt.

■  Changes in assets and liabilities used $29.3 million of net cash, including the following items:

0  An increase in accounts receivable of $17.6 million and inventories of $5.6 million, partially offset by a $3.7 million increase in accounts payable. The increase in these working capital components was partially due to an increase in sales in late 2005 and anticipation of increased sales for the first half of 2006. Additionally, the increase in accounts receivable was partially due to a delay in collections from certain of our larger OEM customers at the end of 2005. These OEM customer receivables were collected in 2006.

0  Pension plan funding of $1.8 million in excess of the amount charged to expense.

■  Discontinued operations provided $3.6 million, representing the Lawnmower segment's cash flows from operations.

2004 cash provided by operating activities of $75.8 million reflected the following significant items:

■  Income from continuing operations of $4.5 million;

■  Addition for non-cash items of $71.1 million, which included the following:

0  A charge of $47.0 million related to the early extinguishment of debt in conjunction with the 2004 Refinancing Transactions;

0  Depreciation of $14.7 million, amortization of deferred financing costs of $4.4 million and amortization of debt discounts and other non-cash interest of $2.4 million;

BLOUNT INTERNATIONAL, INC.

■  Changes in assets and liabilities used $4.7 million of net cash, including the following items:

0  Collection of $25.2 million for a refund of income taxes and related interest;

0  The effect of increased sales activity resulted in use of cash for additional accounts receivable of $11.6 million and inventories of $10.7 million, partially offset by an $8.6 million increase in accounts payable;

0  Pension plan funding of $5.7 million in excess of amounts charged to expense; and

0  Discontinued operations provided $4.8 million representing the Lawnmower segment's cash flows from operations.

We maintain defined benefit pension plans for substantially all employees and retirees in the U.S., Canada and Belgium. In addition, we maintain post-retirement medical and other benefit plans covering most of our employees and retirees in the U.S. Accounting effects and funding requirements for these plans are subject to actuarial estimates, actual plan experience and the assumptions we make regarding future trends and expectations. See further discussion below of these key assumptions and estimates under "Critical Accounting Policies and Estimates". Total expense recognized for these pension and other postretirement plans, excluding a curtailment charge for the U.S. pension plan, was $10.7 million, $12.8 million and $12.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, we recognized $3.2 million of pension curtailment expense in 2006 to reflect the freezing of our U.S. defined benefit pension plan effective December 31, 2006. At December 31, 2006, we also have $45.4 million of accumulated other comprehensive losses that will be amortized to expense over future years, including $2.1 million to be expensed in 2007.

Cash contributions for all pension and post-retirement benefit plans were $20.8 million for 2006, $12.4 million for 2005 and $16.6 million for 2004. Funding requirements for post-retirement benefit plans fluctuate significantly from year to year. See further discussion following under "Critical Accounting Policies and Estimates." The Company intends to make contributions to our funded pension plans in 2007 of approximately $11.0 million to $15.0 million. The obligations under our other post-retirement benefit plans are made on a pay-as-you-go basis. We also make cash contributions to our U.S. 401(k) plan. In 2006, we contributed $2.7 million, and expect to contribute between $2.5 million and $3.0 million in 2007. In 2008, we expect contributions to this plan will increase by approximately $2.8 million to $3.3 million from the additional contribution implemented as part of our U.S. retirement plan restructuring undertaken in 2006. At December 31, 2006, as a result of the adoption of SFAS No. 158 "Employers Accounting for defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), all previously unrecognized actuarial losses have now been recognized (see Notes 9 and 10 to the Consolidated Financial Statements).

The American Jobs Creation Act of 2004 (the "Act"), signed into law October 22, 2004, included a one-time election to deduct 85% of certain foreign earnings that are repatriated, as defined in the Act. Any repatriation of foreign earnings was required to be completed by December 31, 2005. During the fourth quarter of 2005 we repatriated $24.9 million of our undistributed earnings of foreign subsidiaries. Management's intention is to reinvest remaining undistributed foreign earnings indefinitely.

Net cash income tax payments were $9.9 million in 2006, $14.3 million in 2005 and $9.3 million in 2004, excluding a $21.6 million multi-year refund received in the fourth quarter of 2004. Income tax payments during these years have been primarily the result of our foreign tax liability, with a portion also for state and local taxes and alternative minimum tax. In addition, incremental cash taxes on the repatriation of foreign earnings of $1.4 million were paid in 2005. In the past three years U.S. taxable income has been offset by our domestic net operating loss carryforwards. We expect to continue offsetting domestic profits during the first half of 2007, and then expect to begin paying cash income taxes in the U.S. in the second half of 2007.

As of December 31, 2006, we estimate our U.S. NOL carryforward is $16.2 million and our state NOL carryforwards are $51.0 million. These carryforwards expire at various dates from 2007 through 2024. Additionally, we have a foreign tax credit carryforward of approximately $1.7 million that expires in 2010 and 2011. We also have state and federal research and other tax credit carryforwards of approximately $2.5 million that expire at various dates from 2007 through 2025, and an alternative minimum tax credit of approximately $1.2 million, which may be carried forward indefinitely under current tax law.

Cash used by investing activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Proceeds from sale of property, plant and equipment	$1,631	$977	$171
Acquisition of business	(503)
Purchases of property, plant and equipment	(22,959)	(19,338)	(21,136)
Discontinued operations	32,322	(586)	(574)
Cash used by investing activities	$10,491	$(18,947)	$(21,539)

In 2006 we generated $10.5 million from investing activities inclusive of $32.3 million of net activity from discontinued operations that was primarily composed of net

BLOUNT INTERNATIONAL, INC.

proceeds from the sale of certain assets and liabilities of our former Lawnmower segment. We also made an investment of $0.5 million for the acquisition of Votec, an international manufacturer of harvesting heads. Purchases of property, plant and equipment for all three years presented are primarily for productivity improvements and expanded manufacturing capacity. In the three year period we have invested $14.4 million for construction and equipment at our facility in China, with $6.5 million of the total expended in 2006. In 2007, we expect to utilize $22.0 million to $27.0 million in available cash for capital expenditures, primarily for ongoing productivity and cost improvements in our manufacturing processes and routine replacement of machinery and equipment, including tooling that is consumed in the production process, as well as incremental capacity expansion.

Cash provided by financing activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Net reduction of debt	$(56,848)	$(86,488)	$(124,035)
Issuance, modification and redemption costs	(700)	(3,979)	(56,526)
Proceeds from issuance of common stock			138,000
Proceeds from the exercise of stock options and warrants	1,740	8,669	1,682
Cash used by financing activities	$(55,808)	$(81,798)	$(40,879)

The 2006 activity included the following:

■  Net debt reduction of $56.8 million, partially funded with $32.4 million of net proceeds from the sale of our Lawnmower segment.

■  Expenditures of $0.7 million incurred with the March, 2006 amendment to our senior credit facilities;

■  $1.0 million of proceeds from the exercise of stock options and a related $0.7 million tax benefit that is recognized as a financing activity under SFAS No. 123(R).

2005 activity included the following:

■  Net debt reduction of $86.5 million, including
$83.0 million of voluntary prepayments of principal and $3.5 million of scheduled and required payments on our term loans.

■  Payment of previously recorded debt issuance costs of $2.6 million, and previously recorded stock issuance costs of $1.4 million, related to the 2004 Refinancing Transactions;

■  Proceeds from the issuance of stock which were in turn used for the purchase of treasury stock, each at $6.1 million and netting to zero; and

■  Proceeds from exercise of stock options and warrants of $8.7 million.

In June 2005, we and certain of our shareholders sold 7.5 million shares of our common stock in a public offering. We received cumulative net proceeds of
$10 thousand for the following transactions:

■  Lehman Brothers sold 6,117,620 shares of our common stock, and its ownership as of September 30, 2005 was approximately 8.9 million shares, or approximately 19% of our outstanding common stock. We did not receive any proceeds from this sale;

■  We issued 382,380 shares of common stock and received net proceeds of $6.1 million;

■  We purchased 382,380 shares of common stock from certain stockholders for $6.1 million. These shares are held as treasury stock and we have accounted for this treasury stock as constructively retired in the consolidated financial statements; and

■  Warrants for 1,000,000 shares of common stock at $0.01 a share were exercised with net proceeds of $10 thousand received by the Company.

Of the amounts disbursed for debt and equity issuance costs in 2005, $3.2 million was paid to Lehman Brothers, which previously controlled more than 50% of our outstanding common stock.

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

Certain customers of the discontinued operations financed their purchases through third party financing companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies, or reimburse them for any financial loss incurred, should a customer default on payment. The aggregate repurchase or reimbursement obligation outstanding under the agreements as of December 31, 2006 was $2.1 million. These arrangements have not had a material adverse effect on the Company's operating results or cash flows in the past. The Company does not expect to incur any material charges related to these agreements in future periods based on past experience and because any repurchased equipment would most likely be resold for approximately the same value.

BLOUNT INTERNATIONAL, INC.

As of December 31, 2006, our contractual and estimated obligations are as follows (in thousands):

(Amounts in thousands)	Total	2007	2008-2009	2010-2011	Thereafter
Debt obligations (1)	$350,875	$1,500	$30,000	$144,375	$175,000
Estimated interest payments (2)	139,824	28,565	56,273	39,455	15,531
Purchase commitments (3)	125	125
Operating lease obligations (4)	8,804	1,630	2,339	1,904	2,931
Defined benefit pension obligations (5)	13,072	10,972	2,100
Other post-retirement obligations (6)	17,450	1,680	2,887	2,161	10,722
Other long term liabilities (7)	450	25	425
Total contractual obligations	$530,600	$44,497	$94,024	$187,895	$204,184

(1) Scheduled minimum principal payments on debt. Additional voluntary prepayments may also be made from time to time. Additional required principal payments are required under certain circumstances.

(2) Estimated future interest payments based on existing debt balances, timing of scheduled minimum principal payments and estimated variable interest rates.

(3) Does not include amounts recorded as current liabilities on the balance sheet.

(4) See also Note 11 to Consolidated Financial Statements.

(5) Current minimum funding requirements for defined benefit pension plans. Does not include estimated future funding requirements for defined benefit pension plans of approximately $5.7 million in 2008 and $7.8 million each year thereafter. Actual funding requirements may vary significantly from these estimates based on actual return on assets, changes in assumptions, plan modifications and actuarial gains and losses. See additional discussion of these key assumptions and estimates under "Critical Accounting Policies and Estimates" below. Additional voluntary funding payments may also be made.

(6) Estimated payments for various non-qualified retirement benefits. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See Note 10 to Consolidated Financial Statements for additional discussion.

(7) Advisory and consulting fees for certain current and former officers and directors of the Company.

Off Balance Sheet Arrangements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." We do not have any variable interest entities or off balance sheet arrangements as defined by this pronouncement.

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

We record reductions to selling prices as products are shipped. These reductions are based on competitive and market conditions, in addition to specific customer contracts in some instances. These reductions are estimated and recorded at the time of shipment either through a reduction to the invoice total or the establishment of an accrual for payment at a later date. The amount accrued may increase or decrease prior to payment due to customer performance and market conditions.

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

We perform an annual review for impairment of goodwill at the reporting unit level. We also perform an impairment analysis of goodwill whenever circumstances indicate that impairment may have occurred. The impairment tests are performed by determining the fair values of the reporting units using a discounted projected cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows, which could create future impairments.

BLOUNT INTERNATIONAL, INC.

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

On January 1, 2006, we implemented SFAS No. 123 (R) under the modified prospective approach. The adoption of SFAS No. 123(R) resulted in a reduction in income before taxes of $3.3 million, and a reduction in income from continuing operations and net income of $2.1 million, in 2006. We expect to continue to incur significant stock compensation expense in future periods. Prior to 2006, we accounted for stock-based compensation under SFAS No. 123 and provided pro-forma disclosure, but did not expense the majority of our stock-based compensation. Under the modified prospective application method, the results for prior periods have not been restated. None of our outstanding stock awards were modified in anticipation of the adoption of SFAS No. 123 (R). As of December 31, 2006, the total compensation cost related to awards not yet recognized was $1.9 million. The weighted-average period over which this expense is expected to be recognized is one year. We determine the fair value of stock based awards using the Black-Scholes model. Assumptions for estimated lives of stock options and SARs, the risk-free interest rate, expected volatility and dividend yield are based on historical information and management estimates.

We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated trend in health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, as well as to the requirements of SFAS No. 158. The weighted average assumed rate of return on plan assets was 8.9% for 2006, and we anticipate using a rate of 8.5% in 2007. We believe this assumed rate of return is reasonable, given the asset composition and long-term historic trends. A weighted average discount rate assumption of 5.7% was used to determine our plan liabilities at December 31, 2006. We believe this discount rate is reasonable, given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. We have assumed that health care costs will increase by 8% in 2007, 7% in 2008, 6% in 2009 and 5% in 2010 and thereafter. Our annual post-retirement expenses can be impacted by changes in these assumptions. A 1% change in the return on assets assumption would change annual pension expense by $1.5 million in 2007. A 1% decrease in the discount rate would increase pension expense by $2.7 million in 2007, and a 1% increase in the discount rate would decrease pension expense by $1.8 million in 2007. A 1% increase in the health care cost trend assumption for 2007 and beyond would increase annual post-retirement medical costs by approximately $0.5 million per year and a 1% decrease in the health care cost trend assumption for 2007 and beyond would decrease annual post-retirement medical costs by approximately $0.4 million a year.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2006, we have a deferred tax asset valuation allowance of $2.7 million, primarily related to state tax net operating loss carryforwards.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective January 1, 2007. We are currently in the process of obtaining and analyzing information about our uncertain tax positions from our domestic and

BLOUNT INTERNATIONAL, INC.

international subsidiaries in order to determine the impact of adopting FIN No. 48 as of the beginning of 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company's fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB 108 in September 2006 with no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for us on January 1, 2008. We are currently evaluating the impact of the provisions of SFAS No. 159.

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

Forward Looking Statements

"Forward looking statements," as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our "outlook," "guidance," expectations," "beliefs," "plans," "indications," "estimates," "anticipations," and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties, including those set forth in Item 1A, "Risk Factors", and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates and rates of return and the anticipated effects of discontinued operations involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Historically, we have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. At December 31, 2006 and 2005, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical 10% increase in interest rates would decrease the fair value of our fixed rate long-term debt outstanding by $6.4 million. A hypothetical 10% increase in the interest rates on our variable rate long-term debt for the duration of one year would increase interest expense by approximately $1.1 million in 2007.

Foreign Currency Exchange Risk. Approximately 40% of the Outdoor Products segment's sales and 64% of its operating costs and expenses were transacted in foreign currencies in 2006. As a result, fluctuations in exchange rates impact the amount of the Outdoor Products segment's reported sales and operating income. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. During the past three years, we have not used derivatives to manage any foreign currency exchange risk and, at December 31, 2006, no foreign currency exchange derivatives were outstanding. The table below illustrates the estimated effect of a hypothetical

BLOUNT INTERNATIONAL, INC.

immediate 10% change in major currencies (defined for us as the Euro, Canadian Dollar and Brazilian Real):

	Effect of 10% Weaker U.S. Dollar
(Amounts in thousands)	Sales	Cost of Sales	Operating Income
Euro	$5,189	$(1,518)	$2,003
Canadian Dollar	1,629	(6,123)	(4,983)
Brazilian Real		(2,050)	(2,418)

Commodity Price Risk. We secure raw materials through purchasing functions at each of our operating divisions. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not hedged against the price volatility of any raw materials within our operating segments by using any derivative instruments during 2006, 2005 or 2004.

We purchased approximately $78 million of steel in 2006, our largest sourced commodity. A hypothetical immediate 10% change in the price of steel would have had an estimated $7.8 million effect on pre-tax income in 2006. We utilize multiple suppliers to purchase steel. Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing, where prices rose sharply in 2004 and 2005 and then declined somewhat in 2006. We estimate the impact of price changes on our cost of purchased steel to be a decrease of $1.3 million from 2005 to 2006, following an increase of $12.3 million from 2004 to 2005. Partially to offset the net cost increase, some selling prices to our customers have been increased. We source many of our outdoor care products from Asia through brokers and we anticipate expanding this practice in our other divisions. For example, we believe that we can source certain components both for timber harvesting equipment and gear-related products at a lower cost from international locations. Historically, we have not incurred any significant issues in sourcing internationally, in part due to the fact that there are multiple suppliers for the products we purchase.

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

Our accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

Three directors of the Company, who are not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm, management and the internal auditors, the scope and the results of the annual audit, the effectiveness of our internal control over financial reporting, disclosure controls and procedures and other matters relating to financial reporting and the financial affairs of Blount International, Inc. as they deem appropriate. The independent registered public accounting firm and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

BLOUNT INTERNATIONAL, INC.

Management's Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited the consolidated financial statements, has also audited management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report which appears herein.

/s/ James S. Osterman	/s/ Calvin E. Jenness

James S. Osterman Chairman and Chief Executive Officer	Calvin E. Jenness Senior Vice President and Chief Financial Officer

BLOUNT INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.:

We have completed an integrated audit of Blount International, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(A) (1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006. As discussed in Notes 9 and 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post-retirement benefit plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 9, 2007

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2006	2005	2004
Sales	$651,064	$702,256	$642,975
Cost of sales	446,636	474,171	422,068
Gross profit	204,428	228,085	220,907
Selling, general and administrative expenses	111,197	110,294	109,590
Retirement plan redesign	3,747
Plant closure costs	1,216
Operating income	88,268	117,791	111,317
Interest income	381	622	2,272
Interest expense	(35,782)	(37,329)	(61,280)
Other income (expense), net	1,549	(905)	(39,703)
Income from continuing operations before income taxes	54,416	80,179	12,606
Provision (benefit) for income taxes	16,349	(24,528)	8,058
Income from continuing operations	38,067	104,707	4,548
Discontinued operations:
Income before taxes from discontinued lawnmower segment	12,030	3,098	2,811
Income tax provision	7,551	1,190	1,090
Income from discontinued operations	4,479	1,908	1,721
Net income	$42,546	$106,615	$6,269
Basic income per share:
Continuing operations	$0.81	$2.27	$0.12
Discontinued operations	0.09	0.04	0.05
Net income	$0.90	$2.31	$0.17
Diluted income per share:
Continuing operations	$0.80	$2.20	$0.12
Discontinued operations	0.09	0.04	0.04
Net income	$0.89	$2.24	$0.16
Weighted average shares used in per share calculation:
Basic	47,145	46,094	36,413
Diluted	47,868	47,535	38,474

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$27,636	$12,937
Accounts receivable, net of allowance for doubtful accounts of $2,545 and $2,239 respectively	82,748	93,593
Inventories, net	77,833	85,274
Deferred income taxes	20,122	28,551
Other current assets	8,342	6,250
Total current assets	216,681	226,605
Property, plant and equipment, net	99,665	101,538
Goodwill	71,892	76,891
Deferred financing costs	14,574	17,603
Deferred income taxes	17,318	12,233
Assets held for sale	2,700
Other assets	7,636	20,322
Total Assets	$430,466	$455,192
Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$1,500	$2,360
Accounts payable	34,982	41,973
Accrued expenses	62,140	69,692
Deferred income taxes	197	366
Total current liabilities	98,819	114,391
Long-term debt, excluding current maturities	349,375	405,363
Deferred income taxes	791	4,250
Employee benefit obligations	71,724	65,853
Other liabilities	15,048	10,522
Total liabilities	535,757	600,379
Commitments and contingent liabilities
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,242,925 and 47,004,292 outstanding, respectively	472	470
Capital in excess of par value of stock	571,683	566,692
Accumulated deficit	(661,004)	(703,550)
Accumulated other comprehensive loss	(16,442)	(8,799)
Total stockholders' (deficit)	(105,291)	(145,187)
Total Liabilities and Stockholders' Deficit	$430,466	$455,192

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Cash flows from operating activities:
Income from continuing operations	$38,067	$104,707	$4,548
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Early extinguishment of debt		2,994	47,045
Depreciation of property, plant and equipment	17,195	15,301	14,656
Amortization, stock compensation and other non-cash charges	11,053	3,527	7,114
Excess tax benefit from share-based compensation	(747)
Deferred income taxes	13,025	(35,254)	2,079
Loss (gain) on disposal of property, plant, and equipment	(988)	(409)	230
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	8,329	(17,583)	(11,629)
(Increase) decrease in inventories	1,398	(5,575)	(10,671)
(Increase) decrease in other assets	(3,734)	(5,034)	23,237
Increase (decrease) in accounts payable	(4,063)	3,716	8,636
Increase (decrease) in accrued expenses	(5,485)	(3,316)	(10,203)
Increase (decrease) in other liabilities	(9,459)	(1,514)	(4,092)
Discontinued operations	(4,575)	3,552	4,844
Net cash provided by operating activities	60,016	65,112	75,794
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,631	977	171
Acquisition of business	(503)
Purchases of property, plant and equipment	(22,959)	(19,338)	(21,136)
Discontinued operations	32,322	(586)	(574)
Net cash provided by (used in) investing activities	10,491	(18,947)	(21,539)
Cash flows from financing activities:
Net borrowings under revolving credit facility	27,000
Issuance of long-term debt			435,500
Repayment of long-term debt	(83,848)	(86,488)	(559,535)
Issuance costs related to debt	(700)	(2,554)	(15,963)
Issuance costs related to stock		(1,425)	(9,368)
Proceeds from issuance of stock		6,123	138,000
Debt redemption costs			(31,195)
Purchase of treasury stock		(6,123)
Excess tax benefit from share-based compensation	747
Proceeds from exercise of stock options	993	8,669	1,682
Net cash used in financing activities	(55,808)	(81,798)	(40,879)
Net increase (decrease) in cash and cash equivalents	14,699	(35,633)	13,376
Cash and cash equivalents at beginning of period	12,937	48,570	35,194
Cash and cash equivalents at end of period	$27,636	$12,937	$48,570

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands) Shares	Common (in 000's)	Capital in Excess Stock	Accumulated of Par	Accumulated Other Comprehensive Deficit	Income (Loss)	Total
Balance December 31, 2003	30,828	$308	$424,602	$(816,434)	$(2,216)	$(393,740)
Net income				6,269		6,269
Other comprehensive income (loss):
Foreign currency translation adjustment					1,303	1,303
Unrealized losses					(218)	(218)
Minimum pension liability adjustment					1,052	1,052
Comprehensive income, net						8,406
Issuance of common stock	13,800	138	127,069			127,207
Exercise of stock options	342	4	1,678			1,682
Stock compensation expense			291			291
Balance December 31, 2004	44,970	450	553,640	(810,165)	(79)	(256,154)
Net income				106,615		106,615
Other comprehensive income (loss):
Foreign currency translation adjustment					(2,609)	(2,609)
Unrealized losses					(70)	(70)
Minimum pension liability adjustment					(6,041)	(6,041)
Comprehensive income, net						97,895
Issuance of common stock	382	4	6,119			6,123
Purchase of treasury stock	(382)	(4)	(6,119)			(6,123)
Exercise of stock options	1,034	10	12,984			12,994
Exercise of stock warrants	1,000	10				10
Stock compensation expense			68			68
Balance December 31, 2005	47,004	470	566,692	(703,550)	(8,799)	(145,187)
Net income				42,546		42,546
Other comprehensive income (loss):
Foreign currency translation adjustment					1,682	1,682
Unrealized losses					(27)	(27)
Minimum pension liability adjustment					2,957	2,957
Comprehensive income, net						47,158
Cumulative effect of adopting SFAS No. 158					(12,255)	(12,255)
Exercise of stock options	239	2	1,738			1,740
Stock compensation expense			3,253			3,253
Balance December 31, 2006	47,243	$472	$571,683	$(661,004)	$(16,442)	$(105,291)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blount International, Inc. and Subsidiaries

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Headquartered in Portland, Oregon, Blount International, Inc. and its subsidiaries (the "Company") is a manufacturer of equipment, accessories and replacement parts to the global forestry, yard care and general contractor industries. The Company manufactures and markets branded products in focused end markets, serving professional loggers, construction workers, homeowners, equipment dealers and distributors and original equipment manufacturers ("OEMs"). The Company's products include cutting chain, guide bars, sprockets and accessories for chainsaws, accessories for lawn and garden equipment, concrete-cutting equipment and accessories, timber harvesting equipment, industrial tractors and loaders, mobile equipment rotational bearings, worm gear reducers and swing drives. The Company maintains manufacturing facilities in the U.S., Canada, Brazil, Sweden and The People's Republic of China.

Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2006 and 2005, and the results of operations and cash flows for each of the three years in the period ended December 31, 2006.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the components of equity and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liabilities and related expenses, other legal proceedings, employee benefit plans, income taxes and deferred tax assets and liabilities, discontinued operations and contingencies. It is reasonably possible that actual results could differ materially from those estimates and assumptions and significant changes to estimates could occur in the near term.

Cash and Cash Equivalents. The Company considers cash equivalents to be all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates.

Inventories. Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process and finished goods inventories by the first in, first out ("FIFO") or average cost methods. The Company writes down its inventories for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment. Property, plant and equipment is stated at cost and is depreciated on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements: 10 to 45 years; machinery and equipment: 3 to 10 years; furniture, fixtures and office equipment: 3 to 10 years; software: 3 to 5 years; and transportation equipment: 3 to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment under capital lease is capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to operations was $17.2 million, $15.3 million and $14.7 million in 2006, 2005 and 2004, respectively.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended December 31, 2006.

Goodwill. The Company accounts for goodwill under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, the Company performs an annual review for impairment at the reporting unit level. The Company also performs an impairment analysis whenever circumstances indicate that impairment may have occurred. The impairment tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit's fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied

BLOUNT INTERNATIONAL, INC.

fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows that would create future impairments. No goodwill impairments have been recognized in 2006, 2005 or 2004.

Deferred Financing Costs. The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the straight line method. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to other expense, and similarly adjusts the future amortization expense.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. During 2006, the Company recognized an impairment charge of $1.5 million on property, plant and equipment formerly used by its discontinued Lawnmower segment. This land and building is currently being marketed for sale. Also in 2006, the Company recognized an impairment charge of $0.8 million on property, plant and equipment in Menominee, Michigan formerly used by its Industrial and Power Equipment Segment. This land and building is currently being marketed for sale.

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

Warranty. The Company offers certain warranties with the sale of its products. An estimate of warranty costs is recognized at the time the related revenue is recognized and the warranty obligation is recorded as a charge to cost of sales and as a liability on the balance sheet. Warranty cost is estimated using historical customer claims, supplier performance and new product performance. Should a change in trend occur in customer claims or supplier and new product performance, an increase or decrease in the warranty liability may be necessary.

Product Liability. The Company monitors claims that relate to the alleged malfunction or defects of its products that may result in an injury to the equipment operator or others. The Company records an accrued liability and charge to cost of sales for its estimated obligation as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims is developed.

Income Taxes. In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The American Jobs Creation Act of 2004 includes a deduction of up to 9 percent (when fully phased-in) of "qualified production activities income," as defined in the new law and subject to certain limitations. The benefit of this new deduction, if any, will be accounted for as a special deduction when realized in accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 109-1.

Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. Dollars, monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity (deficit). Foreign exchange adjustments to pretax income were not material in 2006, 2005 and 2004.

BLOUNT INTERNATIONAL, INC.

Derivative Financial Instruments. The Company accounts for any derivative financial instruments in accordance with SFAS No. 133, as amended by SFAS 138 and SFAS 149, "Accounting for Derivative Instruments and Hedging Activities". As of December 31, 2006 and 2005, the Company did not have any material derivative contracts outstanding.

Guarantees. The Company accounts for the initial recognition and measurement of guarantees in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Under the provisions of FIN 45, at the time a guarantee is issued, the Company recognizes an initial liability for the fair value or market value of the obligation it assumes.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed, the price to the customer is fixed or determinable and collectibility is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company's sales transactions. There are an insignificant amount of shipments with FOB destination terms, for which revenue is not recognized until delivery has occurred.

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

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising, which is accrued over the period the revenues are recognized, and sales materials, such as brochures and catalogs, which are accounted for as prepaid supplies and expensed over the period used. Advertising costs from continuing operations were $5.7 million, $5.3 million and $6.6 million for 2006, 2005 and 2004, respectively.

Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials and outside services. These costs were $4.9 million, $3.3 million and $2.3 million for 2006, 2005, and 2004, respectively.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income (loss) or net stockholders' equity (deficit).

NOTE 2: ACQUISITIONS, DISCONTINUED OPERATIONS AND PLANT CLOSURE COSTS

Discontinued Lawnmower Segment. On July 27, 2006, the Company sold certain of the assets and liabilities of Dixon Industries, Inc. ("Dixon") to Husqvarna Professional Outdoor Products, Inc. ("Husqvarna"), a wholly-owned subsidiary of Husqvarna AB (Sweden). Dixon had previously been reported as the Company's Lawnmower Segment. The Company received preliminary cash proceeds of $33.9 million on July 27, 2006, which were applied to the outstanding principal balance of the revolving credit facility. The final purchase price was $33.1 million after adjustment as specified in the related asset purchase agreement. The sale included the disposition of Dixon's recorded goodwill in the amount of $5.0 million. Certain liabilities of Dixon, as well as the land, building, building improvements, certain machinery and equipment and various other assets related to its Coffeyville, Kansas facility, were retained by the Company by merger of Dixon with and into 4520 Corp. Inc., an indirect wholly-owned subsidiary of the Company. The net property, plant and equipment associated with the discontinued operations of Dixon are carried at their estimated fair value and are included in assets held for sale in the consolidated balance sheet. The land and building are currently being marketed for sale by the Company.

Discontinued operations are summarized as follows:

	December 31,
(Amounts in thousands)	2006	2005	2004
Sales	$29,508	$54,371	$49,670
Operating income (loss)	(5,336)	3,098	2,811
Gain on disposition of net assets	17,366
Income before taxes from discontinued operations	12,030	3,098	2,811
Income tax provision	7,551	1,190	1,090
Income from discontinued operations	$4,479	$1,908	$1,721

Included in the operating loss for 2006 are charges totaling $6.8 million for employee severance and benefits costs, impairment of assets and closure costs.

Acquisition of Votec Engineering. On June 9, 2006, the Company's Industrial and Power Equipment segment purchased the assets of Votec Engineering AB (Sweden) ("Votec") through the Company's Svenska Blount AB subsidiary for $0.5 million in cash consideration. Votec was in the business of the design, manufacture and distribution of harvester heads for use in timber harvesting equipment. The purchase

BLOUNT INTERNATIONAL, INC.

agreement includes additional contingent royalty payments of up to $0.8 million, depending on the number of harvesting heads sold over a four year period from the date of acquisition. Such royalty payments are expensed as incurred to cost of sales in the consolidated statements of income.

Plant Closure Costs. On August 8, 2006, the Company announced plans to close a manufacturing plant located in Menominee, Michigan, and shift production of the affected products to other manufacturing plants within the Industrial and Power Equipment segment during the fourth quarter of 2006. This plant closure resulted in a pre-tax charge of $1.2 million in 2006 for asset impairment, employee severance and other closure costs. As of December 31, 2006, there are no remaining accrued liabilities pertaining to these restructuring activities. The remaining property, plant and equipment associated with this manufacturing plant is carried at its estimated fair value and is included in assets held for sale in the consolidated balance sheet. The land and building are currently being marketed for sale by the Company.

NOTE 3: INVENTORIES

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2006	2005
Raw materials and supplies	$24,213	$29,254
Work in progress	14,034	14,276
Finished Goods	39,586	41,744
Total inventories	$77,833	$85,274

As discussed in Note 2, the Company sold its Lawnmower segment business, including all related inventory, on July 26, 2006. The December 31, 2005 amounts of the preceding table include $6.3 million of inventories related to this discontinued operation.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(Amounts in thousands)	2006	2005
Land	$5,399	$5,781
Buildings and improvements	62,090	68,941
Machinery and equipment	187,735	193,696
Furniture, fixtures and office equipment	35,412	34,768
Transportation equipment	816	920
Construction in progress	13,900	10,146
Accumulated depreciation	(205,687)	(212,714)
Total property, plant and equipment, net	$99,665	$101,538

As discussed in Note 2, the Company sold its Lawnmower segment business, including significant portions of its machinery and equipment, on July 26, 2006. The December 31, 2005 amounts in the preceding table include $5.1 million of net property, plant and equipment related to this discontinued operation.

NOTE 5: DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company's debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding term loan. During the year ended December 31, 2006, the following occurred (see also note 7):

(Amounts in thousands)
Balance at December 31, 2005	$17,603
Financing costs deferred	700
Write off during period due to prepayments of principal	(1)
Amortization during period	(3,728)
Balance at December 31, 2006	$14,574

Scheduled amortization for future years, assuming no further prepayments of principal, is as follows:

(Amounts in thousands)	Estimated Annual Amortization
2007	$3,922
2008	3,922
2009	3,250
2010	1,791
2011 and beyond	1,689
Total amortization	$14,574

NOTE 6: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(Amounts in thousands)	2006	2005
Salaries, wages and related withholdings	$20,604	$23,176
Employee benefits	4,535	11,150
Accrued interest	8,539	9,534
Accrued customer incentives	7,166	7,350
Warranty reserve	3,269	4,888
Accrued taxes	2,877	2,763
Product liability	3,116	2,286
Other	12,034	8,545
Total accrued expenses	$62,140	$69,692

NOTE 7: DEBT AND FINANCING AGREEMENTS

Long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2006	2005
Revolving credit facility borrowings	$27,000
Term loans	148,875	$232,723
8 7/8% Senior subordinated notes	175,000	175,000
Total debt	350,875	407,723
Less current maturities	(1,500)	(2,360)
Total long-term debt	$349,375	$405,363

BLOUNT INTERNATIONAL, INC.

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2007	$1,500
2008	1,500
2009	28,500
2010	144,375
2011 and beyond	175,000
Total debt	$350,875

The weighted average interest rate on outstanding debt as of December 31, 2006 was 7.99%. As of December 31, 2006 the Company did not have any material capital leases.

8 7/8% Senior Subordinated Notes. The Company has one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012. These notes are issued by Blount, Inc. and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes. See also Note 17.

Senior Credit Facility. The Company first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003. The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments.

2006 Amendment to Credit Facilities. On March 23, 2006, the Company amended certain terms of the senior credit facilities of its wholly-owned subsidiary, Blount, Inc. This amendment included the following changes to the term loans and revolving credit facility:

■  Maximum availability under the revolving credit facility was increased from $100.0 million to $150.0 million.

■  Interest rates were reduced by 0.75% for the term B loan and 1.00% for the revolving credit facility.

■  Certain financial covenants were modified, including increases to the amounts that may be paid for acquisitions, dividends and repurchase of Company stock, as well as modifications to certain financial ratio requirements.

■  The Company incurred fees and third party costs of $0.7 million related to the amendment.

Immediately following the amendment, the Company completed the following transactions:

■  $82.1 million was borrowed under the revolving credit facility.

■  The total principal balance of $4.6 million was paid off on a Canadian term loan, and that loan was cancelled.

■  $77.5 million in principal was paid against the term B loan, leaving a balance of $150.0 million outstanding.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of December 31, 2006, the Company had the ability to borrow an additional $117.5 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date.

The term B loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term B loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date. Once repaid, principal under the term B loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets. The Company was in compliance with all debt covenants as of December 31, 2006.

The amended and restated senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances or upon the Company's annual generation of excess cash flow, as determined under the credit agreement.

Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.'s obligations under the amended senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.'s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

2004 Refinancing Transactions. On August 9, 2004, the Company executed a series of refinancing transactions. These transactions, referred to as the "2004 Refinancing Transactions," included:

■  Issuance of 13,800,000 shares of common stock, which generated net proceeds to the Company of $127.2 million;

BLOUNT INTERNATIONAL, INC.

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

The Company recorded charges of $47.0 million in 2004, resulting from the 2004 Refinancing Transactions, which included other expense of $42.8 million associated with the write-off of debt issuance costs, unamortized discounts and redemption premiums, and incremental net interest expense of $4.2 million that was incurred during the required 30 day notice period applicable to the redemption of the Company's former notes.

NOTE 8: INCOME TAXES

Income (loss) before income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Income (loss) before income taxes:
Domestic	$33,536	$49,069	$(12,473)
Foreign	32,910	34,208	27,890
Total	$66,446	$83,277	$15,417

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Current
Federal	$1,609	$3,478
State	1,747	(2,671)	$300
Foreign	7,520	11,109	10,006
Deferred
Federal	10,100	(30,622)
State	1,844	(5,653)
Foreign	1,080	1,021	(1,158)
Provision (benefit) for income taxes	$23,900	$(23,338)	$9,148
The provision (benefit) was reported as follows:
Continuing operations	16,349	(24,528)	8,058
Discontinued operations	7,551	1,190	1,090
Provision (benefit) for income taxes	$23,900	$(23,338)	$9,148

The Company also recorded the following deferred tax benefits directly to stockholders' equity (deficit):

	Year Ended December 31,
(Amounts in thousands)	2006	2005
Pension liability adjustment	$9,319	$1,388
Change in unrealized losses	15	101
Stock options exercised	747	4,335

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes was as follows:

	% of income (loss) before tax
	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	(4.3)	(1.0)	(5.9)
Repatriation of foreign earnings	1.0	5.4
Federal and state research tax credits	(0.2)	(2.6)
Resolution of Canadian Competent Authority issues			(9.2)
State income taxes, net of federal tax benefit	4.0	1.5	(1.4)
Permanent differences	(5.3)		(1.8)
Change in estimated contingencies	6.8	0.3	(19.6)
Other	(0.2)
Effective income tax rate before valuation allowance	36.8	38.6	(2.9)
Valuation allowance	(0.8)	(66.6)	62.2
Effective income tax rate after valuation allowance	36.0%	(28.0)%	59.3%

The effective income tax rate increased in 2006 to 36.0%, from a negative 28.0% in 2005, primarily as a result of the reversal of a deferred tax asset valuation allowance in 2005, partially offset by additional tax expense recognized on repatriation of foreign earnings. The 2005 effective tax rate of a negative 28.0% decreased from the effective rate of 59.3% in 2004, primarily as a result of the movement of a valuation allowance against substantially all of the Company's U.S. deferred tax assets.

BLOUNT INTERNATIONAL, INC.

The components of deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2006 and 2005 are as follows:

	December 31,
(Amounts in thousands)	2006	2005
Deferred tax assets:
Employee benefits and compensation	$27,608	$18,468
Other accrued expenses	10,673	9,217
Net operating loss, capital loss and credit carryforwards	13,776	27,678
Foreign	291	1,690
Gross deferred tax assets	52,348	57,053
Less valuation allowance	(2,667)	(2,907)
Deferred tax assets net of valuation allowance	49,681	54,146
Deferred tax liabilities:
Property, plant and equipment and intangible asset basis differences	(13,067)	(13,312)
Foreign	(131)	(4,616)
Other	(31)	(50)
Total deferred tax liabilities	(13,229)	(17,978)
Net deferred tax asset	$36,452	$36,168

In 2003, the Company recorded a valuation allowance against its deferred tax assets in the U.S. In 2005, the Company concluded that, except for a few specific deferred tax assets, it was more likely than not that the Company would realize the majority of these deferred tax assets. Factors supporting this change in expectations included:

■  The decrease in debt and interest expense resulting from the 2004 Refinancing Transactions,

■  The 2005 early retirement of outstanding debt principal resulting in further reductions in expected interest expense,

■  Estimated use of a significant amount of deferred tax assets during 2005 resulting from increased U.S. taxable income, and

■  Expectations for continued U.S. taxable income over the next several years.

Therefore, the Company reversed the majority of the valuation allowance as of December 31, 2005. The remaining valuation allowance of $2.7 million and $2.9 million as of December 31, 2006 and 2005, respectively, pertains to certain tax credit and state Net Operating Loss ("NOL") carryforwards, which are not expected to be realized before they expire.

As of December 31, 2006, the Company had U.S. NOL carryforwards estimated at $16.2 million and state NOL carryforwards estimated at $51.0 million that expire at various dates from 2007 through 2024. Additionally, the Company has a foreign tax credit carryforward of approximately $1.7 million that expires in 2010 and 2011. The Company also has state and federal research and other tax credit carryforwards of approximately $2.5 million that expire at various dates from 2007 through 2025, and an alternative minimum tax credit of approximately $1.2 million, which may be carried forward indefinitely under current tax law.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management's intention is to reinvest these earnings indefinitely. As of December 31, 2006, undistributed earnings of international subsidiaries were $107.7 million. The American Jobs Creation Act of 2004, signed into law October 22, 2004 (the "Jobs Creation Act"), included a one-time election to deduct 85 percent of certain foreign earnings that are repatriated, as defined in the act. The Company repatriated $24.9 million of its undistributed earnings of foreign subsidiaries in 2005, under the provision of the Jobs Creation Act, and recorded incremental income taxes of $2.0 million on the dividend income recognized.

The periods from 2001 through 2006 remain open for review by the Internal Revenue Service.

As of December 31, 2006, the Canada Revenue Agency ("CRA") has completed its field examination of tax years 2000, 2001 and 2002. As a result of its examination, the CRA proposed not to increase Canadian taxable income. In 2005, the Company entered into a Bilateral Advance Pricing Agreement (BAPA) negotiation with the CRA and the Internal Revenue Service. This negotiation, now expected to take 6 to 24 months to complete, is intended to eliminate taxation of the same profits by both governments. The Company is pursuing the BAPA in order to bring certainty with respect to transfer pricing between the U.S. and Canada. The BAPA agreement will cover the years 2003 through 2008. For this reason, the Company released its reserve for contingency related to this matter in 2004.

BLOUNT INTERNATIONAL, INC.

NOTE 9: RETIREMENT PLANS

Funded Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2006 and 2005 were as follows:

	Pension Benefits
(Amounts in thousands)	2006	2005
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(184,910)	$(160,965)
Service cost	(6,545)	(5,734)
Interest cost	(10,017)	(9,183)
Actuarial gains (losses)	683	(15,676)
Benefits and plan expenses paid	8,033	6,648
Effect of amendment to U.S. plan	13,876
Divestitures	1,181
Projected benefit obligations at end of year	(177,699)	(184,910)
Change in plan assets:
Fair value of plan assets at beginning of year	121,485	106,964
Actual return on plan assets	16,310	11,094
Company contributions	18,415	10,075
Benefits and plan expenses paid	(8,033)	(6,648)
Fair value of plan assets at end of year	148,177	121,485
Net funded status at end of year	$(29,522)	$(63,425)
Amounts recognized in the consolidated balance sheets:
Non-current assets		$12,099
Current liabilities		(6,810)
Non-current liabilities	$(29,522)	(33,633)
Accumulated other comprehensive loss		25,780
Net liability recognized in consolidated balance sheets	$(29,522)	$(2,564)

The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2006 and 2005 totaled $161.2 million and $152.8 million, respectively.

The projected benefit payments for these plans over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Benefit Payments
2007	$7,115
2008	7,853
2009	7,444
2010	8,106
2011	9,747
2012 – 2016	54,966
Total estimated benefit payments	$95,231

The Company expects to contribute approximately $11.0 million to $15.0 million to its funded pension plans in 2007.

Domestic Benefit Plans. Ihe Company recorded a pension curtailment charge of $0.3 million in discontinued operations in 2006, representing the portion of unamortized prior service cost related to the former employees of the discontinued operations.

In August 2006, the Company announced a redesign of its U.S. retirement plans. As of December 31, 2006, the Company has frozen its defined benefit pension plan and the associated nonqualified plan. As of January 1, 2007, employees who currently participate in the plans will cease accruing benefits and new employees will not be eligible to participate. All retirement benefits accrued up to the time of the freeze will be preserved.

Accordingly, the Company recorded a pension curtailment charge of $3.2 million in 2006 that represented the immediate recognition of the unamortized prior service cost for U.S. employees. The Company also incurred a total of approximately $0.5 million for related fees and costs associated with the changes to its retirement plans.

Unfunded Supplemental Non-Qualified Plans

The Company sponsors various supplemental non-qualified pension plans covering certain employees and former employees in the U.S. A rabbi trust, whose assets are not included in the table below, has been established to fund a portion of these non-qualified benefits, as well as certain other executive benefits. At December 31, 2006 and 2005, approximately $1.1 million and $2.6 million, respectively, were held in this trust, and this amount is included in other assets in the Consolidated Balance Sheets. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2006 and 2005 were as follows:

	Unfunded Retirement Plans
(Amounts in thousands)	2006	2005
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(6,655)	$(6,388)
Service cost	(84)	(79)
Interest cost	(298)	(357)
Actuarial gains (losses)	917	(307)
Benefits and plan expenses paid	464	476
Effect of amendment to U.S. plan	208
Projected benefit obligations at end of year	(5,448)	(6,655)
Net funded status at end of year	$(5,448)	$(6,655)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(451)	$(475)
Non-current liabilities	(4,997)	(5,856)
Accumulated other comprehensive loss		1,029
Net liability recognized in consolidated balance sheets	$(5,448)	$(5,302)

BLOUNT INTERNATIONAL, INC.

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions ("SFAS No. 87") and SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 was effective December 31, 2006 and requires the recognition of the funded status of the pension benefit plans in the Company's statement of financial position. As of December 31, 2006, the net obligation for the Company's pension plans has been reported in employee benefit obligations in the consolidated balance sheets. The following represents the effects of the application of SFAS No. 158 on individual line items in the consolidated balance sheet:

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the balance sheet
December 31, 2006

(Amounts in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Pension asset	$7,117	$(7,117)
Deferred income taxes	10,985	3,950	$14,935
Total assets	18,102	(3,167)	14,935
Current liability for pension benefits		(451)	(451)
Non-current liability for pension benefits	(29,660)	(4,859)	(34,519)
Total liabilities	(29,660)	(5,310)	(34,970)
Accumulated other comprehensive loss, net of tax	13,774	8,477	22,251
Total stockholders' deficit	13,774	8,477	22,251

Periodic Benefit Costs and Other Comprehensive Income

The components of net periodic benefit cost and other comprehensive income and the weighted average assumptions used in accounting for funded and unfunded pension benefits follow:

	Pension Benefits Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$6,629	$5,812	$5,491
Interest cost	10,315	9,540	8,989
Expected return on plan assets	(11,776)	(9,580)	(7,944)
Amortization of actuarial losses	2,398	2,587	2,429
Amortization of prior service cost	195	373	373
Net curtailment loss, including discontinued operations	3,570
Total net periodic benefit cost	$11,331	8,732	9,338
Other changes in benefit obligations recognized in other comprehensive income:
Actuarial gains (losses)		7,428	(1,052)
Total net periodic benefit cost and other comprehensive income	n/a	$16,160	$8,286
Amount recognized in accumulated other comprehensive income:
Actuarial losses	$34,613
Prior service cost	(46)
Total recognized in accumulated other comprehensive income	$34,567	n/a	n/a
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	5.5%	5.9%	6.1%
Discount rate used to determine year end benefit obligations	5.7%	5.5%	5.9%
Expected return on plan assets	8.9%	8.9%	8.9%
Rate of compensation increase	3.5%	3.5%	3.3%

The Company annually evaluates and selects the discount rates to be used for its pension plans. Consideration is given to relevant indices for high quality fixed rate debt securities, as of the measurement date, in accordance with SFAS No. 87. Consideration is also given to guidance provided by the Company's independent pension actuaries.

The expected long-term rate of return on these assets was chosen from the range of likely results of compound average annual returns based on the current investment policies. The expected return and volatility for each asset class was based on historical equity, bond and cash returns over a twenty year time horizon. While this approach gives appropriate consideration to recent fund performance and

BLOUNT INTERNATIONAL, INC.

historical returns, the assumption is primarily a long-term, prospective rate.

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The weighted-average allocation for both 2006 and 2005, as well as the current target allocation for 2007, is as follows: equity securities 64%, debt securities 35% and other 1%.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 are actuarial losses of $1.4 million and prior service costs of $14 thousand.

Defined Contribution Plan

The Company also sponsors a defined contribution 401(k) plan covering substantially all U.S. employees and matches a portion of employee contributions. The expense for the match was $2.7 million, $2.7 million and $2.6 million in 2006, 2005 and 2004, respectively.

The Company's defined contribution 401(k) plan was amended in August, 2006 to provide an additional annual Company contribution, effective January 1, 2007, of 3%, 4% or 5% of base compensation, depending upon the participant's years of service. The new contribution will be made whether or not the employee contributes to the plan. The first annual contribution will be made in early 2008.

NOTE 10: OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors a funded post-retirement medical insurance plan that covers retired employees and their eligible spouses and dependents of a U.S. subsidiary, which was discontinued in 1988. The Company also sponsors various unfunded supplemental retirement and post-retirement medical programs covering many of its current and former employees. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2006 and 2005, were as follows:

	Other Post-retirement Benefits
(Amounts in thousands)	2006	2005
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(42,750)	$(37,422)
Service cost	(376)	(449)
Interest cost	(1,840)	(2,288)
Participant contributions	(1,436)	(1,107)
Actuarial gains (losses)	9,036	(4,806)
Benefits and plan expenses paid	3,561	3,322
Projected benefit obligations at end of year	$(33,805)	$(42,750)
Change in plan assets:
Fair value of plan assets at beginning of year	$309	$648
Actual return on plan assets	8	14
Company contributions	1,919	1,862
Participant contributions	1,436	1,107
Benefits and plan expenses paid	(3,561)	(3,322)
Fair value of plan assets at end of year	111	309
Net funded status at end of year	$(33,694)	$(42,441)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,225)	$(1,800)
Non-current liabilities	(31,469)	(20,001)
Net liability recognized in consolidated balance sheets	$(33,694)	$(21,801)

The projected benefit payments for these plans, net of the estimated Medicare Part D subsidy to be received by the Company, over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2007	$2,155	$322	$1,833
2008	2,205	352	1,853
2009	2,258	382	1,876
2010	2,270	404	1,866
2011	2,276	424	1,852
2012 – 2016	11,619	2,440	9,179
Total estimated benefit payments	$22,783	$4,324	$18,459

The Company expects to meet funding requirements for its post-retirement medical plans on a pay-as-you-go basis during 2007.

The Company accounts for post-retirement medical plans in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") and SFAS No. 158. The Company

BLOUNT INTERNATIONAL, INC.

adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires the recognition of the funded status of other post-retirement benefit plans in the Company's statement of financial position. As of December 31, 2006, the obligation for the other postretirement benefit plans has been reported in employee benefit obligations in the consolidated balance sheets. The following represents the effects of the application of SFAS No. 158 on individual line items in the consolidated balance sheet:

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the balance sheet
December 31, 2006

(Amounts in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Liability for other postretirement benefits	$(22,833)	$(10,861)	$(33,694)
Total liabilities	(22,833)	(10,861)	(33,694)
Deferred income tax asset	8,665	7,083	15,748
Total assets	8,665	7,083	15,748
Accumulated other comprehensive loss, net of tax		3,778	3,778
Total stockholders' deficit		3,778	3,778

Periodic Benefit Costs and Other Comprehensive Income

The components of net periodic benefit cost and other comprehensive income and the weighted average assumptions used in accounting for other post-retirement benefits follow:

	Other Post-Retirement Benefits Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$376	$449	$359
Interest cost	1,840	2,287	1,888
Expected return on plan assets	(16)	(44)	(67)
Amortization of actuarial losses	742	1,327	817
Amortization of prior service cost	9	9	8
Total net periodic benefit cost	$2,951	$4,028	$3,005
Amount recognized in accumulated other comprehensive income:
Actuarial losses	$10,843
Prior service cost	18
Total recognized in accumulated other comprehensive income	$10,861	n/a	n/a
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	5.5%	5.8%	6.0%
Discount rate used to determine year end benefit obligations	5.8%	5.5%	5.8%
Expected return on plan assets	9.0%	9.0%	9.0%

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 are actuarial losses of $0.7 million and prior service costs of $9 thousand.

The Company annually evaluates and selects the discount rates to be used for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities, as of the measurement date, in accordance with SFAS No. 106. Consideration is also given to guidance provided by the Company's independent actuaries. The annual rate of increase in the cost of health care benefits was assumed to be 10% in 2004, 9% in 2005 and 8% in 2006, declining by 1.0% per year until 5.0% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2006:

(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$266	$(214)
Effect on other post-retirement benefit obligations	3,042	(2,514)

BLOUNT INTERNATIONAL, INC.

NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to five years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, are as follows: 2007: $1.6 million; 2008: $1.3 million; 2009: $1.1 million; 2010: $1.0 million; 2011: $0.9 million; 2012 and beyond: $2.9 million. Rentals charged to costs and expenses under cancelable and non-cancelable lease arrangements were $2.8 million, $2.4 million and $2.1 million in 2006, 2005 and 2004, respectively.

Certain customers of the discontinued operations financed their purchases through third party financing companies. Under the terms of these financing arrangements, the Company may be required to repurchase certain equipment from the finance companies, or reimburse them for any financial loss incurred, should a customer default on payment. The aggregate repurchase or reimbursement obligation outstanding under the agreements as of December 31, 2006 is $2.1 million. These arrangements have not had a material adverse effect on the Company's operating results or cash flows in the past. The Company does not expect to incur any material charges related to these agreements in future periods based on past experience and the assumption that any repurchased equipment would most likely be resold for approximately the same value.

Guarantees and other commercial commitments are as follows:

(Amounts in thousands)	December 31, 2006
Product warranty	$3,269
Letters of credit outstanding	5,741
Total guarantees and other commercial commitments from continuing operations	9,010
Discontinued operations:
Third party financing projections (1)	2,104
Accounts receivable securitization (2)	87
Total guarantees and other commercial commitments	$11,201

(1) Applicable to the third party financing agreements for customer equipment purchases.

(2) Includes guarantees to a third party financing company of certain accounts receivable.

Changes in our warranty reserve were as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Balance at beginning of period	$4,888	$4,926	$4,130
Warranty reserve related to discontinued operations	(976)	(941)	(706)
Accrued warranty expense	2,778	3,420	5,074
Payments made (in cash or in-kind)	(3,421)	(3,493)	(4,513)
Balance at end of period	$3,269	$3,912	$3,985

The warranty reserve is included in accrued expenses on the consolidated balance sheet. The warranty reserve related to discontinued operations was assumed by Husqvarna as part of the asset purchase agreement (see Note 2). In addition to these amounts, Blount International also guarantees certain debt of its subsidiaries (see Note 18 to the Consolidated Financial Statements).

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

The Company reserves for product liability, environmental remediation and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2006 and December 31, 2005, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management

BLOUNT INTERNATIONAL, INC.

periodically assesses these insurance companies to monitor their ability to pay such claims.

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. Depending upon the results of this study, further studies or remediation could be required. The Company may or may not be required to pay a share of the current study, or to contribute to the cost of subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. However, during the most recent negotiations with those PLPs that are funding the work at the Site, the Company's potential share of the estimated cost ranged from approximately $20 thousand to $0.3 million. As of December 31, 2006 and 2005, the Company had accrued $0.1 million for the potential costs of any clean-up at the Site. The Company incurred no costs during the years ended December 31, 2006, 2005 and 2004 in connection with the remediation efforts at the Site.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process. The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge of which of its units, if any, was involved at the site, or the amounts, if any, that were sent there. However, based upon its current knowledge of the site, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a materially adverse effect on its consolidated financial position, operating results or cash flows. The Company has received no further notice or explanation from Region IX of the EPA as of December 31, 2006.

On June 30, 2005, the Company was served with a "notice of meeting" on behalf of Williams Control, Inc. ("WCI") in connection with WCI's agreement with the State of Oregon Department of Environmental Quality ("DEQ") to enter into the voluntary cleanup program (the "Program") relating to WCI's facility located near Portland, Oregon (the "WCI Site").

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

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters and intellectual property rights. In some instances the Company is the plaintiff, and is seeking recovery of damages. In others, the Company is a defendant against whom damages are being sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows. The Company recognized $0.7 million, $2.3 million and

BLOUNT INTERNATIONAL, INC.

$3.9 million of other income related to legal settlements in 2006, 2005 and 2004, respectively.

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

NOTE 12: CAPITAL STOCK AND EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted income per share computations was as follows:

Weighted Average Common Shares	Year Ended December 31,
(In thousands)	2006	2005	2004
Shares for basic income per share computation – weighted average common shares outstanding	47,145	46,094	36,413
Dilutive effect of stock options, stock appreciation rights and warrants	723	1,441	2,061
Shares for diluted income per share computation	47,868	47,535	38,474
Options and stock appreciation rights excluded from computation as anti-dilutive	1,687	13	1,747

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

In August 2004, the Company issued 13,800,000 shares of common stock and received $127.2 million net of related issuance fees and costs. In December 2004, Lehman Brothers Merchant Banking Partners II, L.P. ("Lehman Brothers") and certain of its affiliates sold 11,225,492 shares of the Company's common stock in a secondary public stock offering for which the Company did not receive any proceeds.

In June 2005, the Company and certain of its stockholders sold 7,500,000 shares of the Company's common stock in a public offering. The Company retained cumulative net proceeds of $10 thousand for the following transactions:

■  Lehman Brothers and certain affiliates sold 6,117,620 shares of the Company's common stock. The Company did not receive any proceeds from this sale. As of December 31, 2006, Lehman Brothers held 8,918,999 shares of the Company's common stock.

■  The Company issued 382,380 shares of common stock and received net proceeds of $6.1 million.

■  The Company purchased 382,380 shares of common stock from certain stockholders for $6.1 million. These shares are held as treasury stock. The Company has accounted for the treasury stock as constructively retired in the consolidated financial statements.

■  Warrants for 1,000,000 shares of common stock were exercised at $0.01 a share with net proceeds of $10 thousand received by the Company.

NOTE 13: STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires all share-based compensation to employees, directors and others who perform services for the Company to be valued at fair value on the date of grant and to be expensed over the applicable service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based compensation is no longer an alternative to expense recognition. The adoption of SFAS No. 123(R) resulted in a reduction in income before taxes of $3.3 million and a reduction in income from continuing operations and net income of $2.1 million in the year ended December 31, 2006. The adoption of SFAS 123(R) reduced basic and diluted earnings per share by $0.04 for the year ended December 31, 2006. Under the modified prospective application method, the results for prior periods have not been restated.

Under the Company's 1999 Stock Incentive Plan and 2000 Stock Incentive Plan, options to purchase the Company's common stock, stock appreciation rights ("SARs") and other forms of stock-based compensation could be granted to employees, directors and other persons who perform services for the Company. Such options could be either incentive stock options or non-qualified stock options. Options and SARs generally vested in equal installments over a three year period and expire ten years from the date of grant. The number of shares that could have been issued under these two plans could not exceed an aggregate of 5,875,000 shares.

On April 25, 2006, the Company's stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the "2006 Plan") and the 1999 and 2000 plans were replaced at that time. The 2006 Plan provides for substantially similar terms and conditions of stock-based awards to the predecessor plans, but also provides for the use of restricted stock awards and other forms of equity instruments. The maximum number of shares that may be awarded under the 2006 Plan is 4,236,919, of which 736,919 represent shares that remained unused under the 1999 and 2000 plans that were transferred to the 2006 Plan. The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000. Outstanding stock-based awards issued under the 1999 and 2000 plans remain unaffected by the adoption of the 2006 Plan.

The fair value of options and SARs was estimated on their respective grant dates using the Black-Scholes option

BLOUNT INTERNATIONAL, INC.

valuation model. The estimated average life of SARs granted in 2006 was derived from the "simplified" method described in SEC Staff Accounting Bulletin No. 107 ("SAB 107"). The expected average life for options granted in 2005 was based on historical data and management estimate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company's stock. The expected dividend yield is based on historical information and management estimate. Beginning in 2006, the expense recognized for each stock award is reduced by an estimated forfeiture rate of 5.6%. The estimated forfeiture rate is based on the historical forfeiture rate, and will be adjusted to the actual forfeiture rate over the life of the stock awards accounted for under SFAS No. 123(R).

The following assumptions were used to estimate fair value:

	Year Ended December 31,
	2006	2005		2004
Estimated average lives of stock options	6 years	5 years		5 years
Risk-free interest rate	4.6%	3.8%		3.5%
Expected volatility	26.7%	43.0	%-43.9%	38.1	%-43.3%
Weighted average volatility	26.7%	43.3%		42.5%
Dividend yield	0.0%	0.0%		0.0%
Weighted average grant date fair value	$6.09	$7.22		$6.30

A summary of stock option and stock-settled SARs activity for the year December 31, 2006 is presented in the following table:

	Year Ended December 31, 2006
	Shares (in '000's)	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (in '000's)
Outstanding options at beginning of period	3,118	$9.22
SARs Granted	612	16.76
Options Exercised	(239)	4.16
Options Forfeited	(345)	9.85
Outstanding options and SARs at end of period	3,146	11.00	6.0	$12,392
Outstanding options at end of period	2,534	9.61	5.3	12,392
Outstanding SARs at end of period	612	16.76	8.9	Zero
Options exercisable at end of period	2,361	9.09	5.1	12,392
SARs exercisable at end of period	20	16.76	0.6	Zero

	Year Ended December 31,
(Amounts in "000's)	2006	2005	2004
Intrinsic value of options exercised	$2,410	$2,123	$2,770
Estimated fair value of options and SARs which vested	1,357	1,200	4,367
Share-based compensation cost recognized in income	3,253	67	291
Total tax benefit related to share-based compensation recognized	1,179	11	102
Total amount of cash received from options exercised	993	12,994	1,682
Tax benefit realized from stock options exercised	747	zero	zero
Cash used to settle equity instruments	zero	zero	zero

BLOUNT INTERNATIONAL, INC.

As of December 31, 2006, the total compensation cost related to awards not yet recognized was $1.9 million. The weighted-average period over which this expense is expected to be recognized is one year. The Company's policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, stock options, SARs, restricted stock and restricted stock units granted by the Company are eligible for continued vesting upon a qualified retirement of the employee. SFAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are eligible for a qualified retirement prior to the completion of the vesting period. Prior to the adoption of SFAS No. 123(R), the Company's pro forma disclosure reflected the expense of such options ratably over the stated vesting period. The SEC has recently clarified that companies should continue to follow the expense amortization method that they have been using for pro forma disclosure prior to adoption of SFAS No. 123(R), and then apply the accelerated amortization schedule to all subsequent grants to those employees that became eligible for a qualified retirement within the vesting period. Had the Company been accounting for such stock options using the accelerated amortization schedule for those employees that were eligible for such a retirement or became eligible for such a retirement within the vesting period, the effect on stock-based compensation expense in the pro forma disclosure for the year ended December 31, 2005 would not have been material. The effect of applying accelerated amortization of expense recognized for those employees who were eligible or became eligible for a qualified retirement within the vesting period during the year ended December 31, 2006 was an increase of $0.8 million.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the fair value at the grant dates in accordance with SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123".

	Year Ended December 30,
(Amounts in thousands, except per share amounts)	2005	2004
Net income as reported	$106,615	$6,269
Add: stock-based employee compensation cost, net of tax, included in the reported results	56	189
Deduct: total stock-based employee compensation cost, net of tax, that would have been included in net income under fair value method	(776)	(2,023)
Pro forma net income	$105,895	$4,435
Basic earnings per share as reported	$2.31	$0.17
Pro forma basic earnings per share	2.30	0.12
Diluted earnings per share as reported	2.24	0.16
Pro forma diluted earnings per share	2.23	0.12

Restricted Stock Awards. On August 24, 2006, the Company awarded 35,256 shares of restricted stock to an executive officer. The restricted stock had a fair value of $0.3 million on the grant date and vests two thirds after two years and one third after three years from the grant date. This award resulted in the immediate recognition of $0.3 million in compensation expense on the grant date because the executive officer was eligible for a qualified retirement on the grant date.

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with SFAS No. 123(R). Tax attributes are determined under the tax law ordering method.

14: SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has two operating segments, each of which is a reportable segment: Outdoor Products and Industrial and Power Equipment. See also Note 2 regarding the discontinuation of the former Lawnmower segment business. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment, lawnmower blades and accessories for yard care equipment. Industrial and Power Equipment manufactures and markets timber harvesting equipment, timber harvesting heads, industrial tractors and loaders, rotational bearings, worm gear reducers, hydraulic pump drives, swing drives and winches.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

BLOUNT INTERNATIONAL, INC.

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Sales:
Outdoor Products	$455,009	$452,334	$422,929
Industrial and Power Equipment	196,896	250,967	221,028
Inter-Segment elimination	(841)	(1,045)	(982)
Total sales	$651,064	$702,256	$642,975
Operating income (loss):
Outdoor Products	$97,805	$105,536	$104,422
Industrial and Power Equipment	13,347	28,037	21,456
Inter-Segment elimination	29	(14)	(3)
Contribution from segments	111,181	133,559	125,875
Corporate expenses	(22,913)	(15,768)	(14,558)
Total operating income	$88,268	$117,791	$111,317
Depreciation and amortization:
Outdoor Products	$14,212	$12,459	$11,489
Industrial and Power Equipment	2,983	2,870	3,251
Corporate expenses	3,729	3,430	4,750
Total depreciation and amortization	20,924	18,759	19,490
Other non-cash charges	7,324	69	2,280
Total depreciation, amortization and other non-cash charges	$28,248	$18,828	$21,770
Capital expenditures:
Outdoor Products	$20,630	$16,423	$18,654
Industrial and Power Equipment	2,329	2,915	2,482
Total capital expenditures	$22,959	$19,338	$21,136
Sales by major product line:
Chainsaw components and accessories	$359,679	$356,863	$335,262
Timber harvesting and loading equipment	167,312	227,456	201,974
Outdoor equipment parts and accessories	64,672	67,439	65,221
All others, less than 5% each	59,401	50,498	40,518
Total sales	$651,064	$702,256	$642,975

	December 31,
(Amounts in thousands)	2006	2005
Identifiable assets:
Outdoor Products	$285,917	$273,451
Industrial and Power Equipment	81,124	90,528
Corporate and elimination	61,932	71,978
Total assets from continuing operations	428,973	435,957
Discontinued operations	1,493	19,235
Total assets	$430,466	$455,192
Goodwill:
Outdoor Products	$43,819	$43,819
Industrial and Power Equipment	28,073	28,049
Discontinued operations		5,023
Total goodwill	$71,892	$76,891

BLOUNT INTERNATIONAL, INC.

Information on Geographic Areas

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Sales:
United States	$321,414	$376,385	$361,538
European Union	143,838	137,569	122,944
Canada	33,544	47,454	37,372
Brazil	24,827	23,231	20,141
All others, less than 3% each	127,441	117,617	100,980
Total sales	$651,064	$702,256	$642,975

	December 31,
(Amounts in thousands)	2006	2005
Property, plant and equipment—net:
United States	$51,805	$57,735
Canada	21,446	21,344
Brazil	11,951	12,496
European Union	2,685	3,818
China	11,507	5,982
All others, less than 1% each	271	163
Total property, plant and equipment—net	$99,665	$101,538

The geographic sales information is by country of destination. Property, plant and equipment is shown net of accumulated depreciation. One customer, Husqvarna AB, accounted for approximately 11% of consolidated sales in 2006 and less than 10% of consolidated sales in 2004 and 2005. While we expect this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of our segments purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

NOTE 15: RELATED PARTY TRANSACTIONS

Lehman Brothers and its affiliates maintained a controlling ownership interest in the Company until December 2004. Following a public offering of the Company's stock by the Company in August 2004, a secondary public offering of the Company's stock by Lehman Brothers in December 2004, and a secondary public offering of the Company's stock by Lehman Brothers in June 2005, Lehman Brothers and its affiliates owned approximately 19% of the Company's outstanding common stock as of December 31, 2006 and 2005.

In March 2005, $3.2 million was paid to Lehman Brothers for previously accrued advisory fees relating to the 2004 Refinancing Transactions. In May 2005, Lehman Brothers paid $0.3 million for previously accrued costs incurred by the Company in conjunction with the secondary public offering that occurred in December 2004. In June 2005, as part of a secondary stock offering, the Company incurred $0.1 million in expenses, which were reimbursed by Lehman Brothers in October 2005.

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Interest paid	$33,044	$31,337	$66,232
Income taxes paid (refunded), net	9,873	14,255	(12,347)

NOTE 17: FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Australia, Brazil, Canada, China, Europe, Japan, Russia and the U.S. The Company sells to customers in these locations and other countries throughout the world. At December 31, 2006, approximately 50.8% of trade accounts receivable were from customers within the U.S. One customer accounted for 10.8% and 15.3% at December 31, 2006 and 2005, respectively, of the consolidated accounts receivable balance. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, chainsaw manufacturers and other OEMs, and are normally not collateralized. See Note 11 for a discussion of the Company's guarantees under third-party financing arrangements.

The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The carrying amounts of the revolving credit facility and term debt approximate fair value because the interest rates are variable and the maturity periods for individual term borrowings are relatively short. The fair market value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices. The carrying amount of other financial instruments approximates fair value because of the short term maturity periods and variable interest rates associated with the instruments.

BLOUNT INTERNATIONAL, INC.

The estimated fair values of the 8 7/8% senior subordinated notes at December 31, 2006 and 2005 are as follows:

	2006		2005
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8 7/8% senior subordinated notes (see Note 7)	$175,000	$178,500	$175,000	$185,063

NOTE 18: CONSOLIDATING FINANCIAL INFORMATION

See Note 7 for a discussion of the Company's guarantor subsidiaries. The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2006
Sales		$515,277	$49,088	$285,046	$(198,347)	$651,064
Cost of sales		381,268	40,478	221,217	(196,327)	446,636
Gross profit		134,009	8,610	63,829	(2,020)	204,428
Operating expenses		83,174	3,653	29,333		116,160
Operating income		50,835	4,957	34,496	(2,020)	88,268
Other, net	$(22,818)	(10,486)	(525)	(23)		(33,852)
Income (loss) from continuing operations before income taxes	(22,818)	40,349	4,432	34,473	(2,020)	54,416
Provision (benefit) for income taxes	(8,671)	14,483	1,666	8,871		16,349
Income (loss) from continuing operations	(14,147)	25,866	2,766	25,602	(2,020)	38,067
Income (loss) from discontinued operations			4,479			4,479
Equity in earnings of affiliated companies	56,693	30,827	209		(87,729)
Net income	$42,546	$56,693	$7,454	$25,602	$(89,749)	$42,546
For the Year Ended December 31, 2005
Sales		$495,288	$122,583	$270,782	$(186,397)	$702,256
Cost of sales		362,555	93,677	205,186	(187,247)	474,171
Gross profit		132,733	28,906	65,596	850	228,085
Operating expenses		67,428	11,467	31,399		110,294
Operating income		65,305	17,439	34,197	850	117,791
Other, net	$(18,386)	(16,238)	(2,211)	(777)		(37,612)
Income (loss) from continuing operations before income taxes	(18,386)	49,067	15,228	33,420	850	80,179
Provision (benefit) for income taxes	(6,913)	(29,600)	964	11,021		(24,528)
Income (loss) from continuing operations	(11,473)	78,667	14,264	22,399	850	104,707
Income (loss) from discontinued operations			1,908			1,908
Equity in earnings of affiliated companies	118,088	39,421	335		(157,844)
Net income	$106,615	$118,088	$16,507	$22,399	$(156,994)	$106,615
For the Year Ended December 31, 2004
Sales		$457,620	$113,248	$231,346	$(159,239)	$642,975
Cost of sales		326,810	90,396	169,647	(164,785)	422,068
Gross profit		130,810	22,852	61,699	5,546	220,907
Operating expenses		72,083	7,722	29,785		109,590
Operating income		58,727	15,130	31,914	5,546	111,317
Other, net	$(26,120)	(67,329)	(2,490)	(2,772)		(98,711)
Income (loss) from continuing operations before income taxes	(26,120)	(8,602)	12,640	29,142	5,546	12,606
Provision (benefit) for income taxes		(1,682)	893	8,847		8,058
Income (loss) from continuing operations	(26,120)	(6,920)	11,747	20,295	5,546	4,548
Income (loss) from discontinued operations			1,721			1,721
Equity in earnings of affiliated companies	32,389	39,309	(35)		(71,663)
Net income	$6,269	$32,389	$13,433	$20,295	$(66,117)	$6,269

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2006
Assets
Cash and cash equivalents			$90	$29,398	$(1,852)	$27,636
Accounts receivable, net		$51,660	5,817	25,271		82,748
Intercompany receivables		153,923	83,240	17,415	(254,578)
Inventories		56,823	5,519	17,754	(2,263)	77,833
Deferred income taxes		20,035		87		20,122
Other current assets		2,926	297	5,119		8,342
Total current assets		285,367	94,963	95,044	(258,693)	216,681
Investments in affiliated companies	$150,652	229,533	532	248	(380,965)
Property, plant and equipment, net		41,370	10,421	47,874		99,665
Goodwill and other assets		89,986	13,089	12,823	(1,778)	114,120
Total Assets	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466
Liabilities and Stockholders' Equity (Deficit)
Current maturities of long-term debt		$1,500				$1,500
Accounts payable		23,319	$4,312	$9,203	$(1,852)	34,982
Intercompany payables	$254,578				(254,578)
Other current liabilities		41,815	4,820	15,702		62,337
Total current liabilities	254,578	66,634	9,132	24,905	(256,430)	98,819
Long-term debt, excluding current maturities		349,375				349,375
Other liabilities	1,365	79,595		8,381	(1,778)	87,563
Total liabilities	255,943	495,604	9,132	33,286	(258,208)	535,757
Stockholders equity (deficit)	(105,291)	150,652	109,873	122,703	(383,228)	(105,291)
Total Liabilities and Stockholders' Equity (Deficit)	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2005
Assets
Cash and cash equivalents		$43		$13,731	$(837)	$12,937
Accounts receivable, net		54,278	$18,831	20,484		93,593
Intercompany receivables		159,351	67,624	16,774	(243,749)
Inventories		38,688	23,784	22,802		85,274
Deferred income taxes		28,273		278		28,551
Other current assets		3,131	867	2,252		6,250
Total current assets		283,764	111,106	76,321	(244,586)	226,605
Investments in affiliated companies	$99,943	261,663	323	248	(362,177)
Property, plant and equipment, net		26,558	32,591	42,389		101,538
Goodwill and other assets		79,924	30,708	16,417		127,049
Total Assets	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192
Liabilities and Stockholders' Equity (Deficit)
Current maturities of long-term debt		$2,313		$47		$2,360
Accounts payable		25,397	$9,375	8,038	$(837)	41,973
Intercompany payables	$243,749				(243,749)
Other current liabilities		49,405	7,179	13,474		70,058
Total current liabilities	243,749	77,115	16,554	21,559	(244,586)	114,391
Long-term debt, excluding current maturities		400,757		4,606		405,363
Other liabilities	1,381	74,094		5,150		80,625
Total liabilities	245,130	551,966	16,554	31,315	(244,586)	600,379
Stockholders equity (deficit)	(145,187)	99,943	158,174	104,060	(362,177)	(145,187)
Total Liabilities and Stockholders' Equity (Deficit)	$99,943	$651,909	$174,728	$135,375	$(606,763)	$455,192

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2006
Net cash provided by (used in) operating activities	$6,997	$31,265	$(5,512)	$28,281	$(1,015)	$60,016
Purchase of property, plant and equipment		(12,535)	(1,104)	(9,320)		(22,959)
Discontinued operations			32,322			32,322
Other		428	1	699		1,128
Net cash provided by (used in) investing activities		(12,107)	31,219	(8,621)		10,491
Net borrowings under revolving credit facility		27,000				27,000
Repayment of long-term debt		(79,195)		(4,653)		(83,848)
Advances from (to) affiliates	(8,737)	33,694	(25,617)	660
Other	1,740	(700)				1,040
Net cash provided by (used in) financing activities	(6,997)	(19,201)	(25,617)	(3,993)		(55,808)
Net decrease in cash and cash equivalents		(43)	90	15,667	(1,015)	14,699
Cash and cash equivalents at beginning of period		43		13,731	(837)	12,937
Cash and cash equivalents at end of period	$0	$0	$90	$29,398	$(1,852)	$27,636
For the Year Ended December 31, 2005
Net cash provided by (used in) operating activities	$6,091	$39,143	$3,008	$15,247	$1,623	$65,112
Purchase of property, plant and equipment		(6,447)	(2,423)	(10,468)		(19,338)
Discontinued operations			(586)			(586)
Other		946	1	30		977
Net cash provided by (used in) investing activities		(5,501)	(3,008)	(10,438)		(18,947)
Repayment of long-term debt		(86,268)		(220)		(86,488)
Advances from (to) affiliates	(13,335)	13,106		229
Dividends from (to) affiliates		24,888		(24,888)
Other	7,244	(2,554)				4,690
Net cash provided by (used in) financing activities	(6,091)	(50,828)		(24,879)		(81,798)
Net decrease in cash and cash equivalents		(17,186)		(20,070)	1,623	(35,633)
Cash and cash equivalents at beginning of period		17,229		33,801	(2,460)	48,570
Cash and cash equivalents at end of period	$0	$43	$0	$13,731	$(837)	$12,937

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2004
Net cash provided by (used in) operating activities	$(16,360)	$66,578	$2,684	$24,796	$(1,904)	$75,794
Purchase of property, plant and equipment		(6,511)	(2,121)	(12,504)		(21,136)
Discontinued operations			(574)			(574)
Other		1	11	159		171
Net cash provided by (used in) investing activities		(6,510)	(2,684)	(12,345)		(21,539)
Net borrowings under revolving credit facility
Issuance of long-term debt		435,500				435,500
Repayment of term loan principal	(24,400)	(534,402)		(733)		(559,535)
Advances from (to) affiliates	(83,940)	83,940
Gross proceeds from issuance of stock	138,000					138,000
Other	(13,300)	(41,544)				(54,844)
Net cash provided by (used in) financing activities	16,360	(56,506)		(733)		(40,879)
Net decrease in cash and cash equivalents		3,562		11,718	(1,904)	13,376
Cash and cash equivalents at beginning of period		13,667		22,083	(556)	35,194
Cash and cash equivalents at end of period	$0	$17,229	$0	$33,801	$(2,460)	$48,570

NOTE 19: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective January 1, 2007. The Company is currently in the process of obtaining and analyzing information about its uncertain tax positions from its domestic and international subsidiaries in order to determine the impact of adopting FIN No. 48 as of the beginning of 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company's fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in September 2006 with no effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for the Company on January 1, 2008. Management is currently evaluating the impact of the provisions of SFAS No. 159.

BLOUNT INTERNATIONAL, INC.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2006 and 2005.

2006 results were as follows:

(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2006
Sales	$163,802	$165,094	$164,097	$158,071	$651,064
Gross profit	52,594	51,230	49,187	51,417	204,428
Net income	8,957	9,427	15,124	9,038	42,546
Net income per share:
Basic	$0.19	$0.20	$0.32	$0.19	$0.90
Diluted	0.19	0.20	0.32	0.19	0.89

The third quarter includes $4.8 million in non-recurring charges related to the redesign of retirement plans and a plant closure, and a pretax gain of $17.7 million related to the sale of net assets from our former Lawnmower segment.

2005 results were as follows:

(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2005
Sales	$172,512	$177,618	$175,182	$176,944	$702,256
Gross profit	57,396	56,928	56,729	57,032	228,085
Net income	17,230	17,172	16,024	56,189	106,615
Net income per share:
Basic	$0.38	$0.38	$0.34	$1.20	$2.31
Diluted	0.36	0.36	0.34	1.17	2.24

The fourth quarter reflects an income tax benefit of $34.9 million, representing a benefit for the reversal of a valuation allowance on deferred income tax assets, partially offset by foreign and state income tax expense. The fourth quarter also reflects $2.3 million of other income related to a legal settlement for one of the Company's segments.

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

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

BLOUNT INTERNATIONAL, INC.

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

BLOUNT INTERNATIONAL, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference
(A) Certain documents filed as part of Form 10-K

(1) Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	33

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	34

Consolidated Balance Sheets as of December 31, 2006 and 2005	35

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	36

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004	37

Notes to Consolidated Financial Statements	38

Supplementary Data	61

(2) Financial Statement Schedules

Schedule II – Valuation and qualifying accounts for the years ended December 31, 2006, 2005 and 2004	67

All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(B) Exhibits required by Item 601 of Regulation S-K:

*2(a)	Agreement and Plan of Merger and Recapitalization, dated as of April 18, 1999, between Blount International, Inc., and Red Dog Acquisition, Corp. (included as Appendix A to the Proxy Statement-Prospectus which forms a part of the Registration Statement) previously filed on July 15, 1999, by Blount International, Inc. (Reg. No. 333-82973).

*3(a)	Post-Merger Restated Certificate of Incorporation of Blount International, Inc. (included as Exhibit A to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973) previously filed on July 15, 1999, by Blount International, Inc.

*3(b)	Post-Merger Bylaws of Blount International, Inc. (included as Exhibit B to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973).

*4(a)	Registration Rights and Stock Transfer Restriction agreement filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

*4(b)	Form of stock certificate of New Blount common stock filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 (Reg. No. 333-82973) filed by Blount International, Inc., on July 15, 1999.

*4(c)	Indenture between Blount, Inc., as issuer, Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI, L.L.C., Blount Development Corp., Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., and CTR Manufacturing, Inc., as Guarantors, and United States Trust Company of New York, dated as of August 19, 1999, (including exhibits) which was filed as Exhibit 4.1 to the report on Form 10-Q for the third quarter ended September 30, 1999.

BLOUNT INTERNATIONAL, INC.

*4(d)	Registration Right Agreement by and among Blount, Inc., Blount International, Inc., BI Holdings Corp., Benjamin F. Shaw Company, BI. L.L.C., Blount Development Corp., Omark Properties, Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Federal Cartridge Company, Simmons Outdoor Corporation, Mocenplaza Development Corp., CTR Manufacturing, Inc., and Lehman Brothers, Inc. dated as of August 19, 1999, filed as Exhibit 4.2 to the report on Form 10-Q for the third quarter ended September 30, 1999.

*4(e)	Amended and Restated Credit Agreement dated as of August 9, 2004 among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and General Electric Capital Canada Inc., as Canadian Administrative Agent and Canadian Lender, GECC Capital Markets Group Inc., as Lead Arranger and Book Runner and BNP PARIBAS, as Syndication Agent, which was filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2004.

*4(f)	Amendment No. 1 dated as of December 1, 2004 to the Amended and Restated Senior Credit Amendment dated August 9, 2004 among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and General Electric Capital Canada Inc., as Canadian Administrative Agent and Canadian Lender, GECC Capital Markets Group Inc., as Lead Arranger and Book Runner and BNP PARIBAS, as Syndication Agent, which was filed as Exhibit 99.1 to the report on Form 8-K filed by Blount International, Inc., on December 3, 2004.

*4(g)	Third amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated US Security Agreement dated as of March 23, 2006, by and among Blount Inc., Dixon Industries, Inc., Fabtek Corporation, Frederick Manufacturing Corporation, Gear Products, Inc., Omark Properties, Inc., and Windsor Forestry Tools LLC, as US Borrowers, Blount Canada Ltd., as Canadian Borrower, the other credit parties signatory thereto, as Credit Parties, from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent and US Lender, and GE CFS Canada Holding Company, as Canadian Administrative Agent and Canadian Lender, which was filed as Exhibit 1.1 to the report on Form 8-K filed by Blount International, Inc., on March 23, 2006.

*4(h)	Registration Statement on Form S-1 (Reg. No. 333-114840) with respect to the 8 7/8% Senior Subordinated Notes of Blount, Inc. which are guaranteed by BI, LLC, Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Fabtek Corporation and Windsor Forestry Tools LLC and 10,000,000 shares of common stock of Blount International, Inc. including amendments and exhibits, which became effective on August 3, 2004.

*4(i)	Registration Statement on Form S-3 (Reg. No. 333-132024) with respect to 9,248,218 shares of common stock of Blount International, Inc., which became effective May 2, 2006.

*9(a)	Stockholder Agreement, dated as of April 18, 1999, between Red Dog Acquisition, corp., a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Merchant Banking Partners II L.P., a Delaware limited partnership, and The Blount Holding Company, L.P., a Delaware limited partnership which was filed as Exhibit 9 to the Form 8-K/A filed April 20, 1999.

*10(a)	Supplemental Retirement and Disability Plan of Blount, Inc. which was filed as Exhibit 10(e) to the Annual Report of Blount, Inc., on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(b)	Written description of the Blount International, Inc. 2006 Executive Management Annual Incentive Plan , Effective as of January 1, 2006, filed as Exhibit A to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549).

*10(c)	Supplemental Retirement Savings Plan of Blount, Inc. which was filed as Exhibit 10(i) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(d)	Blount, Inc. Executive Benefit Plans Trust Agreement and Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust which were filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

BLOUNT INTERNATIONAL, INC.

*10(e)	Blount, Inc. Benefits Protection Trust Agreement and Amendment To ad Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(f)	Blount International, Inc. 2006 Equity Incentive Plan filed as Exhibit B to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549).

*10(g)	1999 Stock Incentive Plan and 2000 Stock Incentive Plan of Blount International, Inc. filed as part of Registration Statement on Form S-8 (Reg. No. 333-913-90) exhibits, which became effective June 27, 2002.

*10(h)	The Blount Deferred Compensation Plan which was filed as Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

*10(i)	Employment Agreement, dated as of April 18, 1999, between Blount International, Inc. and Richard H. Irving, III filed as part of Registration Statement on Form S-4 (Reg. No. 333-92481) of Blount International, Inc., including amendments and exhibits, which became effective January 19, 2000.

*10(j)	Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

*10(k)	Employment Agreement, effective as of August 15, 2000, between Blount International, Inc. and Dennis E. Eagan and filed as Exhibit 10(s) on Form 10K for the year ended December 31, 2001.

*10(l)	Amendment to Employment Agreement between Blount Inc. and Kenneth O. Saito dated August 16, 2002.

*10(m)	Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated February 14, 2002.

*10(n)	Amendment to Employment Agreement between Blount International and Richard H. Irving, III dated August 19, 2002.

*10(o)	Employment Agreement between Blount, Inc. and Kenneth O. Saito dated June 1, 1999.

*10(p)	Amended and Restated Employment Agreement between Blount International, Inc. and James S. Osterman dated February 2, 2004.

*10(q)	Amended and Restated Employment Agreement between Blount International, Inc. and Calvin E. Jenness dated March 1, 2004.

*14	Code of Ethics for Covered Officers as approved by Audit Committee on February 2, 2004.

21	A list of the significant subsidiaries of Blount International, Inc. included herein on page 68.

23	Consent of Independent Registered Public Accounting Firm included herein on page 68.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer included herein on page 69.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Chief Financial Officer included herein on page 70.

**32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer.

**32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness Chief Financial Officer.

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

  By:  /s/ Calvin E. Jenness

    Calvin E. Jenness
    Senior Vice President and
    Chief Financial Officer

  By:  /s/ Mark V. Allred

    Mark V. Allred
    Vice President and Controller
    (Principal Accounting Officer)

Dated: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 9, 2007

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

BLOUNT INTERNATIONAL, INC.

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Blount International, Inc. and Subsidiaries

(Dollar amounts in millions)
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006:
Allowance for doubtful accounts receivable	$2,239	$245	$61	$2,545
Valuation allowance for deferred tax assets	2,907	272	(512)	2,667
Year Ended December 31, 2005:
Allowance for doubtful accounts receivable	2,371	271	(403)	2,239
Valuation allowance for deferred tax assets	57,867	(54,033)	(927)	2,907
Year Ended December 31, 2004:
Allowance for doubtful accounts receivable	2,959	(87)	(501)	2,371
Valuation allowance for deferred tax assets	47,253	10,614		57,867

BLOUNT INTERNATIONAL, INC.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

At December 31, 2006, consolidated, directly or indirectly, wholly-owned Significant Subsidiaries of Blount International, Inc. were as follows:

NAME OF SUBSIDIARY	PLACE OF INCORPORATION
Blount, Inc.	Delaware
Blount Canada Ltd.	Canada
Blount Europe, S.A.	Belguim
Blount Holdings Ltd.	Canada
Blount Industrial LTDA	Brazil

The names of certain subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a "Significant Subsidiary" as of December 31, 2006.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Reg. No. 333-132024) of Blount International, Inc. of our report dated March 9, 2007, relating to the financial statements and financial statement schedule, management's assessment of effectiveness of internal control over financial reporting and effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 9, 2007

BLOUNT INTERNATIONAL, INC.

EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James S. Osterman, certify that:

1.	I have reviewed this annual report on Form 10-K for the period ended December 31, 2006 of Blount International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: March 9, 2007

/s/	James S. Osterman

	James S. Osterman	Chairman and Chief Executive Officer

BLOUNT INTERNATIONAL, INC.

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Calvin E. Jenness, certify that:

1.	I have reviewed this annual report on Form 10-K for the period ended December 31, 2006 of Blount International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: March 9, 2007

/s/	Calvin E. Jenness

	Calvin E. Jenness	Senior Vice President and Chief Financial Officer

BLOUNT INTERNATIONAL, INC.