Form 10-Q
period 2007-03-31
BLOUNT INTERNATIONAL INC
filed 2007-05-08
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒                                  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

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

Yes ☐               No ☒

The number of shares outstanding of $0.01 par value common stock as of May 2, 2007 was 47,278,091 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2007	2006
Sales	$143,996	$163,802
Cost of sales	99,086	111,208
Gross profit	44,910	52,594
Selling, general and administrative expenses	29,469	30,310
Operating income	15,441	22,284
Interest income	222	71
Interest expense	(8,276)	(9,068)
Other income, net	69	153
Income from continuing operations before income taxes	7,456	13,440
Provision for income taxes	2,756	5,054
Income from continuing operations	4,700	8,386
Discontinued operations:
Income (loss) before taxes from discontinued operations	(52)	916
Income tax provision (benefit)	(18)	345
Income (loss) from discontinued operations	(34)	571
Net income	$4,666	$8,957

Basic income per share:
Continuing operations	$0.10	$0.18
Discontinued operations	—	0.01
Net income	$0.10	$0.19

Diluted income per share:
Continuing operations	$0.10	$0.18
Discontinued operations	—	0.01
Net income	$0.10	$0.19

Weighted average shares used in per share calculations:
Basic	47,273	47,065
Diluted	48,015	47,784

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$26,413	$27,636
Accounts receivable, net of allowance for doubtful accounts of $2,520 and $2,545, respectively	80,386	82,748
Inventories, net	91,538	77,833
Deferred income taxes	14,466	20,122
Other current assets	6,408	8,342
Total current assets	219,211	216,681
Property, plant and equipment, net	100,728	99,665
Goodwill	71,892	71,892
Deferred financing costs	13,593	14,574
Deferred income taxes	15,385	17,318
Assets held for sale	2,700	2,700
Other assets	24,060	7,636
Total Assets	$447,569	$430,466

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	33,614	34,982
Accrued expenses	49,092	62,140
Deferred income taxes	166	197
Total current liabilities	84,372	98,819
Long-term debt, excluding current maturities	366,025	349,375
Deferred income taxes	929	791
Employee benefit obligations	68,757	71,724
Other liabilities	25,843	15,048
Total liabilities	545,926	535,757
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,273,591 and 47,242,925 outstanding, respectively	473	472
Capital in excess of par value of stock	573,989	571,683
Accumulated deficit	(656,338)	(661,004)
Accumulated other comprehensive loss	(16,481)	(16,442)
Total stockholders’ deficit	(98,357)	(105,291)
Total Liabilities and Stockholders’ Deficit	$447,569	$430,466

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:
Income from continuing operations	$4,700	$8,386
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation of property, plant and equipment	4,443	4,074
Amortization, stock compensation and other non-cash charges	3,109	2,584
Excess tax benefit from share-based compensation	(39)	(302)
Deferred income taxes	641	2,319
Loss on disposal of property, plant, and equipment	3	25
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,082	272
(Increase) decrease in inventories	(13,705)	(9,598)
(Increase) decrease in other assets	2,811	(506)
Increase (decrease) in accounts payable	(1,368)	(4,535)
Increase (decrease) in accrued expenses	(12,177)	(6,993)
Increase (decrease) in other liabilities	(2,197)	(11,547)
Discontinued operations	(857)	1,051
Net cash used in operating activities	(12,554)	(14,770)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3	26
Purchases of property, plant and equipment	(5,500)	(4,081)
Discontinued operations	—	(16)
Net cash used in investing activities	(5,497)	(4,071)

Cash flows from financing activities:
Net borrowings under revolving credit facility	17,025	98,250
Repayment of term loan principal	(375)	(82,723)
Issuance costs related to debt	—	(700)
Excess tax benefit from share-based compensation	39	302
Proceeds from exercise of stock options	139	391
Net cash provided by financing activities	16,828	15,520

Net decrease in cash and cash equivalents	(1,223)	(3,321)
Cash and cash equivalents at beginning of period	27,636	12,937
Cash and cash equivalents at end of period	$26,413	$9,616

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000’s)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2006	47,243	$472	$571,683	$(661,004)	$(16,442)	$(105,291)

Net income				4,666		4,666
Other comprehensive income (loss):
Foreign currency translation Adjustment					(23)	(23)
Unrealized losses					(16)	(16)
Comprehensive income, net						4,627
Exercise of stock options	31	1	177			178
Stock compensation expense			2,129			2,129
Balance March 31, 2007	47,274	$473	$573,989	$(656,338)	$(16,481)	$(98,357)

Other comprehensive loss for the three months ended March 31, 2007 was $39 thousand. Other comprehensive income for the three months ended March 31, 2006 was $0.2 million.

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries (“Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows and changes in stockholders’ deficit for the periods presented.

The accompanying financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2:  DISCONTINUED OPERATIONS

Discontinued Lawnmower Segment.  On July 27, 2006, the Company sold certain of the assets and liabilities of Dixon Industries, Inc. (“Dixon”) to Husqvarna Professional Outdoor Products, Inc. (“Husqvarna”), a wholly-owned subsidiary of Husqvarna AB (Sweden). Dixon had previously been reported as the Company’s Lawnmower Segment. The Company received preliminary cash proceeds of $33.9 million on July 27, 2006, which were applied to the outstanding principal balance of the Company’s revolving credit facility. The final selling price was $33.1 million after adjustment as specified in the related asset purchase agreement. The sale included the disposition of Dixon’s recorded goodwill in the amount of $5.0 million. Certain liabilities of Dixon, as well as the land, building, building improvements, certain machinery and equipment and various other assets related to its Coffeyville, Kansas facility, were retained by the Company by merger of Dixon with and into 4520 Corp. Inc., an indirect wholly-owned subsidiary of the Company. The net property, plant and equipment associated with the discontinued operations of Dixon are carried at their estimated fair value and are included in assets held for sale in the consolidated balance sheet. The land and building are currently being marketed for sale by the Company.

NOTE 3:  INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Raw materials and supplies	$26,664	$24,213
Work in progress	15,224	14,034
Finished goods	49,650	39,586
Total inventories	$91,538	$77,833

NOTE 4:  LONG TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Revolving credit facility	$44,025	$27,000
Term loans	148,500	148,875
8 7/8% senior subordinated notes	175,000	175,000
Total debt	367,525	350,875
Less current maturities	(1,500)	(1,500)
Long-term debt	$366,025	$349,375

The weighted average interest rate on outstanding debt as of March 31, 2007 was 7.98%.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2007, the Company had the ability to borrow an additional $92.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The revolving credit facility and term loans may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement.

The revolving credit facility and term loans are governed by the terms of amended and restated senior credit facilities. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

The senior credit facilities contain financial covenants relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets. The Company was in compliance with all debt covenants as of March 31, 2007.

The Company has one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012. These notes are issued by Blount, Inc. and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.

NOTE 5:  INCOME TAXES

The Company continues to utilize its various federal and state net operating loss and tax credit carryforwards to reduce the amount of cash tax payments required. As of March 31, 2007, the estimated federal net operating loss carryforward remaining was approximately $15.3 million.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN No. 48 effective January 1, 2007.

There was no material adjustment to the net liability for uncertain tax positions as a result of the adoption of FIN No. 48 on January 1, 2007. However, uncertain tax positions which were previously netted on the balance sheet are reported separately at March 31, 2007. At the adoption of FIN No. 48, the Company had $27.3 million of unrecognized tax benefits of which $12.4 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties of $2.8 million related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, there have been no material changes to the Company’s uncertain tax position balances. The tax years 2001 to 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 6:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium. The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees. The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2007	2006	2007	2006
Service cost	$907	$1,735	$95	$122
Interest cost	2,569	2,575	479	569
Expected return on plan assets	(3,218)	(2,785)	—	(3)
Amortization of prior service cost	(3)	93	2	3
Amortization of net actuarial loss	384	813	188	338
Total net periodic benefit cost	$639	$2,431	$764	$1,029

Effective January 1, 2007, the Company implemented a redesign of its domestic retirement plans, including a freeze of its defined benefit pension plan and the associated nonqualified plan. As of January 1, 2007, employees who currently participate in the plans ceased accruing benefits and new employees are not eligible to participate. All retirement benefits accrued up to the time of the freeze were preserved. Accordingly, the Company recorded a pension curtailment charge of $3.2 million in the three months ended September 30, 2006, which represented the immediate recognition of the unamortized prior service cost for U.S. employees. The Company expects to contribute a total of approximately $12 million to $20 million to its funded pension plans during 2007.

The Company also sponsors a defined contribution 401(k) plan covering most employees in the U.S. In conjunction with the redesign of its domestic retirement plans, the defined contribution 401 (k) plan was amended to provide for an additional annual Company contribution of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service. The new contribution will be made whether or not the employee contributes to the plan. In addition, the Company intends to continue to match employee contributions to 401(k) accounts up to 4.5% of base compensation.

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted SFAS No. 158 effective December 31, 2006.

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

March 31,
(Amounts in thousands)	2007
Warranty reserve	$2,991
Letters of credit outstanding	5,627
Third party financing agreements (1)	2,469

(1)             Applicable to third party financing agreements for customer equipment purchases.

Changes in the warranty reserve are as follows:

(Amounts in thousands)	2007
Balance at December 31, 2006	$3,269
Accrued warranty expense	386
Payments made (in cash or in-kind)	(664)
Balance at March 31, 2007	$2,991

The warranty reserve is included in accrued expenses on the consolidated balance sheet. In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 13).

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters and intellectual property rights. In some instances, the Company is the plaintiff and is seeking recovery of damages. In others, the Company is a defendant against whom damages are being sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for a matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all of the current circumstances.

NOTE 8:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
(Shares in thousands)	2007	2006
Shares for basic income per share computation — weighted average common shares outstanding	47,273	47,065
Dilutive effect of common stock equivalents	742	719
Shares for diluted income per share computation	48,015	47,784
Options and stock appreciation rights excluded from computation as anti-dilutive because they are out-of-the-money	1,766	778

NOTE 9:  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), ‘‘Share-Based Payment’’ (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based compensation to employees, directors and others who perform services for the Company, including grants of stock options and stock appreciation rights (“SARs”), to be valued at fair value on the date of grant and to be expensed over the applicable service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based compensation is no longer an alternative to expense recognition. The Company followed the modified prospective application method and, accordingly, the results for prior periods were not restated.

The fair value of options and SARs was estimated on the respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs was derived from the “simplified” method described in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate.

Under certain conditions, stock options, SARs, restricted stock units (“RSUs”) and restricted stock granted by the Company are eligible for continued vesting upon the retirement of the employee. SFAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement eligible prior to the completion of the vesting period.

In the three months ended March 31, 2007, the Company awarded 45,000 shares of restricted stock, 136,000 RSUs and 377,500 SARs under its 2006 equity compensation plan. The restricted stock and RSUs had a fair value of $2.1 million on the grant date and generally vest over a three year period. The SARs had an aggregate fair value of $1.6 million on the grant date and also generally vest over a three year period. The effect of applying accelerated amortization of expense recognized for those employees that were retirement eligible or become retirement eligible prior to the completion of the vesting period was an increase of $1.4 million for each of the three months ended March 31, 2007 and 2006, respectively.

The following assumptions were used to estimate the fair value of SARs:

	Three Months Ended March 31,
	2007	2006
Estimated average life	6 years	6 years
Risk-free interest rate	4.5%	4.6%
Expected volatility	29.1% - 29.3%	26.7%
Weighted average volatility	29.3%	26.7%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$4.50	$6.09

As of March 31, 2007, the total unrecognized stock-based compensation expense related to previously granted awards was $3.6 million. The weighted-average period over which this expense is expected to be recognized is 1.2 years. The Company’s policy upon the exercise of options, RSUs or SARs has been to issue new shares into the market place.

NOTE 10:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has two operating segments, each of which is a reportable segment: Outdoor Products and Industrial and Power Equipment. See also Note 2 regarding the discontinuation of the former Lawnmower segment business. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use; concrete-cutting equipment; and lawnmower blades and accessories for yard care equipment. Industrial and Power Equipment manufactures and markets timber harvesting equipment, timber harvesting heads, industrial tractors and loaders; rotational bearings, worm gear reducers, hydraulic pump drives, swing drives and winches.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three months ended March 31,
(Amounts in thousands)	2007	2006
Sales:
Outdoor Products	$110,867	$114,196
Industrial and Power Equipment	33,205	49,842
Inter-segment elimination	(76)	(236)
Total sales	$143,996	$163,802

Operating income:
Outdoor Products	$21,070	$24,807
Industrial and Power Equipment	187	3,323
Inter-segment elimination	—	(43)
Contribution from segments	21,257	28,087
Corporate expenses	(5,816)	(5,803)
Operating income	$15,441	$22,284

NOTE 11:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Interest paid	$11,000	$12,288
Income taxes paid, net	2,639	3,199

NOTE 12:  RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 159.

NOTE 13:  CONSOLIDATING FINANCIAL INFORMATION

See Note 4 for a discussion of the Company’s guarantor subsidiaries. The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended March 31, 2007
Sales		$110,707	$11,774	$75,138	$(53,623)	$143,996
Cost of sales		82,443	9,728	59,676	(52,761)	99,086
Gross profit		28,264	2,046	15,462	(862)	44,910
Operating expenses		21,133	1,129	7,207		29,469
Operating income		7,131	917	8,255	(862)	15,441
Other, net	$(5,859)	(2,506)	144	236		(7,985)
Income (loss) from continuing operations before income taxes	(5,859)	4,625	1,061	8,491	(862)	7,456
Provision (benefit) for income taxes	(2,168)	2,451	399	2,074		2,756
Income (loss) from continuing operations	(3,691)	2,174	662	6,417	(862)	4,700
Loss from discontinued operations			(34)			(34)
Equity in earnings of affiliated companies	8,357	6,183	68		(14,608)
Net income	$4,666	$8,357	$696	$6,417	$(15,470)	$4,666

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended March 31, 2006
Sales		$119,624	$28,649	$69,151	$(53,622)	$163,802
Cost of sales		90,889	21,999	53,412	(55,092)	111,208
Gross profit		28,735	6,650	15,739	1,470	52,594
Operating expenses		20,324	2,754	7,232		30,310
Operating income		8,411	3,896	8,507	1,470	22,284
Other, net	$(5,353)	(2,925)	(161)	(405)		(8,844)
Income (loss) from continuing operations before income taxes	(5,353)	5,486	3,735	8,102	1,470	13,440
Provision (benefit) for income taxes	(2,013)	4,497	233	2,337		5,054
Income (loss) from continuing operations	(3,340)	989	3,502	5,765	1,470	8,386
Income from discontinued operations			571			571
Equity in earnings of affiliated companies	12,297	11,308	64		(23,669)
Net income	$8,957	$12,297	$4,137	$5,765	$(22,199)	$8,957

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
March 31, 2007

Assets

Cash and cash equivalents				$30,419	$(4,006)	$26,413
Accounts receivable, net		$47,950	$5,892	26,544		80,386
Intercompany receivables		157,226	82,193	16,574	(255,993)
Inventories		66,077	6,454	20,153	(1,146)	91,538
Deferred income taxes		14,379		87		14,466
Other current assets		2,387	291	3,730		6,408
Total current assets		288,019	94,830	97,507	(261,145)	219,211
Investments in affiliated companies	$158,970	237,356	600	248	(397,174)
Property, plant and equipment, net		43,040	10,331	47,357		100,728
Assets held for sale		1,500	1,200			2,700
Goodwill and other assets		102,048	11,888	12,799	(1,805)	124,930
Total Assets	$158,970	$671,963	$118,849	$157,911	$(660,124)	$447,569

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		23,864	$2,992	$10,764	$(4,006)	33,614
Intercompany payables	$255,993				(255,993)
Other current liabilities		33,559	3,539	12,160		49,258
Total current liabilities	255,993	58,923	6,531	22,924	(259,999)	84,372
Long-term debt, excluding current maturities		366,025				366,025
Other liabilities	1,334	88,045	45	7,910	(1,805)	95,529
Total liabilities	257,327	512,993	6,576	30,834	(261,804)	545,926
Stockholders’ equity (deficit)	(98,357)	158,970	112,273	127,077	(398,320)	(98,357)
Total Liabilities and Stockholders’ Equity (Deficit)	$158,970	$671,963	$118,849	$157,911	$(660,124)	$447,569

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2006

Assets

Cash and cash equivalents			$90	$29,398	$(1,852)	$27,636
Accounts receivable, net		$51,660	5,817	25,271		82,748
Intercompany receivables		153,923	83,240	17,415	(254,578)
Inventories		56,823	5,519	17,754	(2,263)	77,833
Deferred income taxes		20,035		87		20,122
Other current assets		2,926	297	5,119		8,342
Total current assets		285,367	94,963	95,044	(258,693)	216,681
Investments in affiliated companies	$150,652	229,533	532	248	(380,965)
Property, plant and equipment, net		41,370	10,421	47,874		99,665
Goodwill and other assets		89,986	13,089	12,823	(1,778)	114,120
Total Assets	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		23,319	$4,312	$9,203	$(1,852)	34,982
Intercompany payables	$254,578				(254,578)
Other current liabilities		41,815	4,820	15,702		62,337
Total current liabilities	254,578	66,634	9,132	24,905	(256,430)	98,819
Long-term debt, excluding current maturities		349,375				349,375
Other liabilities	1,365	79,595		8,381	(1,778)	87,563
Total liabilities	255,943	495,604	9,132	33,286	(258,208)	535,757
Stockholders equity (deficit)	(105,291)	150,652	109,873	122,703	(383,228)	(105,291)
Total Liabilities and Stockholders’ Equity (Deficit)	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended March 31, 2007

Net cash provided by (used in) operating activities	$2,137	$(17,502)	$(1,054)	$6,019	$(2,154)	$(12,554)

Purchase of property, plant and equipment		(3,640)	(274)	(1,586)		(5,500)
Discontinued operations
Other				3		3
Net cash used in investing activities		(3,640)	(274)	(1,583)		(5,497)

Net borrowings under revolving credit facility		17,025				17,025
Repayment of term loan principal		(375)				(375)
Advances from (to) affiliates	(2,315)	4,492	1,238	(3,415)
Other	178					178
Net cash provided by (used in) financing activities	(2,137)	21,142	1,238	(3,415)		16,828

Net decrease in cash and cash equivalents			(90)	1,021	(2,154)	(1,223)
Cash and cash equivalents at beginning of period			90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$—	$—	$—	$30,419	$(4,006)	$26,413

For the Three Months Ended March 31, 2006

Net cash provided by (used in) operating activities	$1,998	$(19,836)	$461	$3,855	$(1,248)	$(14,770)

Purchase of property, plant and equipment		(2,448)	(445)	(1,188)		(4,081)
Discontinued operations			(16)			(16)
Other				26		26
Net cash used in investing activities		(2,448)	(461)	(1,162)		(4,071)

Net borrowings under revolving credit facility		98,250				98,250
Repayment of term loan principal		(78,070)		(4,653)		(82,723)
Advances from (to) affiliates	(2,691)	2,761		(70)
Other	693	(700)				(7)
Net cash provided by (used in) financing activities	(1,998)	22,241		(4,723)		15,520

Net increase (decrease) in cash and cash equivalents		(43)		(2,030)	(1,248)	(3,321)
Cash and cash equivalents at beginning of period		43		13,731	(837)	12,937
Cash and cash equivalents at end of period	$—	$—	$—	$11,701	$(2,085)	$9,616

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months ended March 31, 2007 (unaudited) compared to three months ended March 31, 2006 (unaudited).

Results for the first three months of 2007 were below last year primarily due to a decline in unit sales in North America, leading to a reduction in profitability as illustrated in the table below.

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2007	2006
Sales	$143,996	$163,802

Operating income	15,441	22,284

Income from continuing operations	4,700	8,386
Income from continuing operations per diluted share	0.10	0.18

Income (loss) from discontinued operations	(34)	571
Income from discontinued operations per diluted share	0.00	0.01

Net income	4,666	8,957
Net income per diluted share	0.10	0.19

Sales in the three months ended March 31, 2007 decreased by $19.8 million, or 12%, from the same period in 2006. The decrease in year over year sales volume was $25.1 million. This decrease in sales volume was primarily from weaker North American market conditions in both of our operating segments. The demand for timber products was weaker in North America as housing starts declined. The decrease related to volume was partially offset by increases of $3.1 million for the combination of selling price and mix and $2.2 million from the change in foreign currency translation rates from last year. The year over year comparison reflected the following:

•                  Sales for our Industrial and Power Equipment segment decreased by one-third year over year, reflecting the decrease in unit sales of timber harvesting equipment in the North American markets. Sales outside North America increased $2.6 million and represented 13% of total segment sales, compared to 4% for the same period last year.

•                  Sales for our Outdoor Products segment declined by 3%, reflecting a decrease in unit sales across product categories in the U.S. and Canada, partially offset by growth in sales in other international markets that benefited from the favorable effect of the exchange rate trends mentioned above.

Consolidated order backlog at March 31, 2007 was $99.6 million, an increase from $73.3 million at December 31, 2006, but below the level reported at March 31, 2006 of $108.3 million.

Operating income decreased by $6.8 million during the three month period compared to the same period in 2006, with an operating margin of 10.7% compared to 13.6% last year. The decrease in operating income included a year over year reduction in gross profit of $7.7 million, or 15%. As a percent of sales, gross margin decreased to 31.2% for the three months compared to 32.1% for the same period in 2006. Selling, general and administrative (SG&A) expense decreased by $0.8 million, or 3%, in the comparable three month periods.

The year over year change in consolidated gross profit is presented in the following table:

(Amounts in millions)	Three months Ended March 31
2006 gross profit	$52.6
Increase (decrease)
Sales volume	(6.2)
Price, mix and cost	(3.0)
Foreign currency translation	1.5
2007 gross profit	$44.9

The decrease attributed to sales volume reflected a decline in unit sales across our business segments, primarily in the U.S. and Canadian markets. The combined effect of product price, cost and mix was also unfavorable, as pricing pressure and cost increases outpaced our ability to achieve productivity gains. These decreases were partially offset by gains on the mix of products and market channels, selling prices for certain products, an increase in unit sales volume outside the U.S. and Canada and the net positive effect of foreign currency translation rates. For the three month period ended March 31, 2007, steel prices appear to have stabilized, with minimal change to product costs compared to the same period in 2006. Steel prices continue to be significantly higher than steel prices in 2004 and earlier years.

SG&A decreased to $29.5 million for the three month period ended March 31, 2007 from $30.3 million in the same period of 2006. As a percent of sales, SG&A increased to 20.5% in 2007 compared to 18.5% for the same period last year. The year over year decrease of $0.8 million, or 3%, included a $0.8 million decrease in employee benefits-related expenses, a $0.4 million decrease related to a reduction in staffing levels in certain areas, and lower spending in other areas. These decreases were partially offset by wage increases estimated at $0.3 million, a $0.3 million increase in stock-based compensation and $0.5 million of additional expense in our foreign offices as a result of currency exchange rates.

Interest expense was $8.3 million during the three months ended March 31, 2007, compared to $9.1 million in the prior year’s first three months, due largely to the lower average outstanding debt balances.

The provision for income taxes on continuing operations was $2.8 million in the first three months of 2007, representing an effective rate of 37.0%. This compares to a provision of $5.1 million during the three month period in 2006 and an effective rate of 37.6%. During both of these periods, we continued to utilize available net operating loss and credit carryforwards to offset cash taxes payable in the U.S., and we estimate that the remaining federal net operating loss carryforward as of March 31, 2007 is approximately $15.3 million.

For all periods presented, discontinued operations consisted entirely of our former Lawnmower segment, which operated through July 26, 2006. The loss from discontinued operations was less than $0.1 million for the three months ended March 31, 2007 compared to net income from discontinued operations of $0.6 million ($0.01 per diluted share) for the same period in 2006. The three month period of 2006 included sales of $13.9 million, income before taxes of $0.9 million and income taxes of $0.3 million. The loss in 2007 reflects costs of continuing ownership of the previous manufacturing facility for this segment, which is currently being marketed for sale.

Segment Results.

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Sales:
Outdoor Products	$110,867	$114,196
Industrial and Power Equipment	33,205	49,842
Inter-Segment elimination	(76)	(236)
Total sales	$143,996	$163,802

Operating income:
Outdoor Products	$21,070	$24,807
Industrial and Power Equipment	187	3,323
Inter-Segment elimination	—	(43)
Contribution from segments	21,257	28,087
Corporate expenses	(5,816)	(5,803)
Operating income	$15,441	$22,284

Outdoor Products Segment.  Sales for the Outdoor Products segment in the three month period of 2007 decreased $3.3 million, or 3%, compared to the same period of 2006.

The effect of volume on the three month period was a decrease in sales of $6.5 million. This decrease in sales volume was partially offset by a $1.0 million net increase related to price and mix. Additionally, the year over year effect from foreign currency translation on sales, due primarily to exchange rates involving the Euro and other European currencies, was $2.2 million favorable for the three month period. Geographically, sales grew outside the U.S. by 5% for the three month period compared to 2006, while sales declined by 16% in the U.S. on a year over year basis. Sales of outdoor care parts and accessories experienced the largest decrease, a year over year decline of 7% compared to last year. Lawnmower blades sold in the U.S. market were the most unfavorably influenced by the effect of unfavorable weather patterns on the lawn mowing industry during the first quarter of 2007. Sales of chainsaw components and accessories decreased by 2% compared to last year, largely due to weak North American markets, and concrete cutting products decreased by 3% as a result of inventory corrections in key distribution channels and the effect of late season winter storms on construction activity. Order backlog increased to $74.6 million, compared to $54.8 million at December 31 2006.

Segment contribution to operating income decreased $3.7 million and was 19.0% of sales, compared to 21.7% of sales last year. Lower sales volume caused $2.5 million of this decrease. The combination of price, mix, cost and SG&A resulted in a $2.3 million decrease in contribution for the comparable year over year period. This included a non-recurring expense of $0.9 million related to consolidation of logistics operations in the U.S., which is expected to improve customer service and reduce future logistical expenses. Average prices were most significantly affected by a weaker product mix and mix among market channels. There was a minimal change in steel prices during the three month period compared to the same period last year. Foreign currency exchange rates had a favorable net effect of $1.0 million. In the first three months of 2007, the U.S. dollar was weaker compared to European currencies than it was during the same period of 2006, and this provided a positive effect on sales. This positive effect is partially offset by higher product costs and operating expenses in our European branch offices and in other countries where we operate.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment decreased $16.6 million, or 33%, in the three month period ended March 31, 2007 compared to the same period of 2006.

The year over year sales decline was caused primarily by lower unit sales volume of our timber harvesting equipment, with an estimated downward effect of $17.7 million for the three month period. The volume decrease occurred across most product lines and brands in North America compared to the prior year. Weaker timber markets in North America, caused, in part, by a decline in U.S. housing starts, was the primary reason for the market decline. Shipments in the first quarter of 2007 were further impacted by an inventory correction at the dealer level. Sales of our rotational bearings and swing drive products were also lower compared to last year, with an estimated negative effect of $1.4 million attributed to unit volume. These decreases were partially offset by an increase in sales volume outside North America and improvements in price and mix. Sales of timber harvesting equipment outside North America grew $2.6 million, or two and a half times last year’s sales level, largely due to strong sales growth in Latin America. Sales outside North America represented 17% of our total timber harvesting equipment sales in the three months ended March 31, 2007. Order backlog for the segment increased to $25.1 million at March 31, 2007 compared to $18.5 million at December 31, 2006.

Three month segment contribution to operating income decreased $3.1 million to $0.2 million, or 0.6% of sales, compared to 6.7% of sales last year. The year over year decrease includes the unfavorable effect of lower sales volume of $3.7 million. Lower sales volume was partially offset by improvements in selling prices, product mix and the reduction of plant overhead, partially resulting from the closure of one of the segment’s manufacturing plants in 2006. In addition, marketing expense decreased as last year’s results included non-recurring brand conversion costs. Steel prices were comparable during the three month period compared to the same period last year.

Corporate Expense.  Corporate expense for the three months ended March 31, 2007 of $5.8 million was comparable to 2006. For the three months, stock compensation expense was $2.1 million, $0.3 million higher than the same period last year, and represents all stock-based compensation Company-wide. The year over year increase in stock-based compensation expense is largely the result of adding expense from new grants to the ongoing period expense of awards granted in 2006. Awards typically vest over three years and the expense is weighted more heavily in the period of a grant because many grantees are retirement-eligible at the grant date. Under SFAS No. 123(R), the fair value of stock awards must be expensed immediately at the grant date for retirement-eligible grantees. Annual stock-based compensation expense for 2007 is expected to be approximately $3.8 million compared to $3.3 million for the year 2006. Expenses for professional services increased $0.3 million and an increase in staffing and annual pay increases contributed to a $0.2 million increase in salaries. These increases were partially offset by a $0.6 million decrease in employee benefits expense and other cost reductions.

Financial Condition, Liquidity and Capital Resources

Total debt at March 31, 2007 was $367.5 million compared to $350.9 million at December 31, 2006. As of March 31, 2007, outstanding debt consisted of a revolving credit facility balance of $44.0 million, a term loan of $148.5 million and 8 7/8% senior subordinated notes of $175.0 million. The funds resulting from the increase in debt outstanding in the three month period were used to fund semi-annual interest payments on our senior subordinated notes, support increases in working capital and make contributions, including voluntary additional contributions, to our domestic pension plan.

Interest expense was $8.3 million in the first quarter of 2007, a decrease of $0.8 million compared to the first quarter of 2006. The decrease reflects the favorable effect from a reduction in the average principal amount of debt outstanding. Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The interest rate is fixed on the senior subordinated notes. Our weighted average interest rate on all debt was 7.98% as of March 31, 2007 compared to 7.99% as of December 31, 2006. Cash paid for interest in the first three months of 2007 was $11.0 million compared to $12.3 million in the same period of 2006.

2006 Amendment to Credit Facilities.  On March 23, 2006, we amended certain terms of our senior credit facilities. This amendment included the following changes to the term notes and revolving credit facility:

•                  Maximum availability under the revolving credit facility was increased from $100.0 million to $150.0 million.

•                  Interest rates were reduced by 0.75% for the term loan and by 1.00% for the revolving credit facility.

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

•                  $77.5 million in principal was paid against the term loan, leaving a balance of $150.0 million outstanding.

The revolving credit facility provides total available borrowings up to $150.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2007, we had the ability to borrow an additional $92.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009. Interest is payable monthly in arrears on any prime rate borrowings and at the individual maturity dates for any LIBOR-based term borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of our assets or the issuance of stock under certain circumstances, and upon the Company’s annual generation of excess cash flow as determined under the credit agreement. These credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness and the sale of stock or assets. The Company was in compliance with all debt covenants as of March 31, 2007.

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

Cash and cash equivalents at March 31, 2007 were $26.4 million compared to $27.6 million at December 31, 2006. The $1.2 million decrease in our cash balance during the first three months of 2007 compares to a decrease of $3.3 million during the same period of 2006.

Cash used in operating activities is summarized in the following table:

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Income from continuing operations	$4,700	$8,386
Non-cash items	8,157	8,700
Subtotal	12,857	17,086
Changes in assets and liabilities, net	(24,554)	(32,907)
Discontinued operations, net	(857)	1,051
Cash used for operating activities	$(12,554)	$(14,770)

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization and other non-cash charges; stock compensation expense; deferred income taxes; and the tax benefit from exercise of stock options.

Cash used for operating activities during the three months ended March 31, 2007 of $12.6 million included the following:

•                  Income from continuing operations decreased $3.7 million from the prior year resulting primarily from a decrease in sales.

•                  Non-cash items decreased $0.5 million and included:

•                  Depreciation expense of $4.4 million.

•                  Amortization of deferred financing costs of $1.0 million

•                  Stock-based compensation expense of $2.1 million.

•                  Deferred income taxes of $0.6 million.

•                  Changes in assets and liabilities, net, included the following items:

•                  A $13.7 million increase in inventories.

•                  A combined decrease in accounts payable and accrued expenses of $13.5 million, including a $3.8 million decrease in accrued interest, a $3.6 million decrease in accrued taxes payable and a $3.2 million reduction in accruals for performance-based compensation related to 2006 that was paid during the first quarter of 2007.

•                  A $2.2 million decrease in other liabilities including contributions of $3.2 million towards our funded pension plans.

•                  A $2.1 million decrease in accounts receivable.

•                  Discontinued operations used $0.9 million in cash.

Cash used in operating activities during the three months ended March 31, 2006 of $14.8 million included the following:

•                  Income from continuing operations of $8.4 million.

•                  Non-cash items, which included the following:

•                  Depreciation expense of $4.1 million.

•                  Amortization of deferred financing costs of $0.8 million

•                  Stock-based compensation expense of $1.8 million.

•                  Deferred income taxes of $2.3 million.

•                  Changes in assets and liabilities, net, included the following items:

•                  A $9.6 million increase in inventories.

•                  A combined decrease in accounts payable and accrued expenses of $11.5 million, including a $4.1 million reduction of accrued interest, and $4.4 million reduction in accruals for performance-based compensation related to 2005 that was paid during the first quarter of 2006.

•                  A decrease in other liabilities of $11.5 million, including contributions of $12.3 million toward our pension plans.

•                  Discontinued operations provided $1.1 million in net cash.

Cash taxes paid during the first three months of 2007 were $2.6 million compared to $3.2 million for the same period in 2006. We expect cash tax payments to increase in the future after we fully utilize our remaining U.S. federal net operating loss and tax credit carryforwards.

Cash used in investing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Proceeds from sale of property, plant and equipment	$3	$26
Purchases of property, plant and equipment	(5,500)	(4,081)
Discontinued operations	—	(16)
Cash used for investing activities	$(5,497)	$(4,071)

Purchases of property plant and equipment are primarily for productivity improvements and expanded manufacturing capacity, but also include routine replacement of aging equipment. For the three months ended March 31, 2007, we also spent $1.4 million related to consolidation of North American logistics in our Outdoor Products segment. During 2007, we expect to invest $23.0 million to $26.0 million in available cash for capital expenditures, primarily for ongoing productivity and cost improvements in our manufacturing processes, routine replacement of machinery and equipment, replacement of tooling that is consumed in the production process and incremental capacity expansion.

Cash provided by financing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Net increase in debt	$16,650	$15,527
Issuance costs related to debt	—	(700)
Proceeds and tax benefits from the exercise of stock options	178	693
Cash provided by financing activities	$16,828	$15,520

Cash provided by financing activities in the first three months of 2007 was $16.8 million compared to $15.5 million in the comparable period of 2006. The 2007 activity included the following transactions:

•                  Net borrowing of $16.7 million on our revolving credit facility to support operations.

•                  Exercise of stock options that generated $0.2 million.

The 2006 activity included the following transactions:

•                  A net draw down of $98.3 million on our revolving credit facility to fund the reduction of term loan debt as part of the amendment to our senior credit facilities that occurred in March 2006 and to support operations.

•                  Payments of $82.7 million of principal on our term loan debt, which included $0.6 million of scheduled payments and $82.1 million related to the March 2006 amendment of our senior credit facilities.

•                  Expenditures of $0.7 million incurred with the March 2006 amendment to our senior credit facilities.

•                  Exercise of stock options that generated $0.7 million, including $0.4 million of proceeds from the exercise of stock options, and a related $0.3 million of tax benefit from these exercises.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006, except as follows:

Effective January 1, 2007, we account for uncertain tax positions in accordance with FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many assumptions and judgments regarding our income tax exposures. Interpretations of income tax laws and regulations and guidance surrounding them change over time. Changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See Note 5 to the consolidated financial statements for additional detail on our uncertain tax positions and the impact of adopting FIN No. 48.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company’s fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for the Company on January 1, 2008. We are currently evaluating the impact of the provisions of SFAS No. 159.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

BLOUNT INTERNATIONAL, INC.
Registrant

/s/ Calvin E. Jenness	/s/ Mark V. Allred
Calvin E. Jenness	Mark V. Allred
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Dated:  May 8, 2007