Form 10-Q
period 2007-06-30
BLOUNT INTERNATIONAL INC
filed 2007-08-08
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Yes  ☐                                      No  ☒

The number of shares outstanding of $0.01 par value common stock as of August 3, 2007 was 47,287,047 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Sales	$170,443	$165,094	$314,439	$328,896
Cost of sales	116,834	113,864	215,920	225,072
Gross profit	53,609	51,230	98,519	103,824
Selling, general and administrative expenses	28,828	27,215	58,297	57,525
Operating income	24,781	24,015	40,222	46,299
Interest income	275	93	497	164
Interest expense	(8,529)	(9,220)	(16,805)	(18,288)
Other income (expense), net	(9)	946	60	1,099
Income from continuing operations before income taxes	16,518	15,834	23,974	29,274
Provision for income taxes	5,317	5,487	8,073	10,541
Income from continuing operations	11,201	10,347	15,901	18,733
Discontinued operations:
Loss from discontinued operations before income taxes	(31)	(1,477)	(83)	(561)
Income tax benefit	(12)	(557)	(30)	(212)
Loss from discontinued operations	(19)	(920)	(53)	(349)
Net income	$11,182	$9,427	$15,848	$18,384

Basic income (loss) per share:
Continuing operations	$0.24	$0.22	$0.34	$0.40
Discontinued operations	0.00	(0.02)	0.00	(0.01)
Net income	$0.24	$0.20	$0.34	$0.39

Diluted income (loss) per share:
Continuing operations	$0.23	$0.22	$0.33	$0.39
Discontinued operations	0.00	(0.02)	0.00	(0.01)
Net income	$0.23	$0.20	$0.33	$0.38

Weighted average shares used in per share calculations:
Basic	47,288	47,139	47,280	47,102
Diluted	48,124	47,904	48,062	48,031

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share data)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$34,140	$27,636
Accounts receivable, net of allowance for doubtful accounts of $2,380 and $2,545, respectively	89,570	82,748
Inventories, net	90,282	77,833
Deferred income taxes	14,886	20,122
Other current assets	12,482	8,342
Total current assets	241,360	216,681
Property, plant and equipment, net	100,664	99,665
Goodwill	71,892	71,892
Deferred financing costs	12,613	14,574
Deferred income taxes	18,332	17,318
Assets held for sale	2,700	2,700
Other assets	23,920	7,636
Total Assets	$471,481	$430,466

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	37,435	34,982
Accrued expenses	60,983	62,140
Deferred income taxes	92	197
Total current liabilities	100,010	98,819
Long-term debt, excluding current maturities	358,625	349,375
Deferred income taxes	880	791
Employee benefit obligations	69,564	71,724
Other liabilities	31,682	15,048
Total liabilities	560,761	535,757
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,281,224 and 47,242,925 outstanding, respectively	473	472
Capital in excess of par value of stock	574,642	571,683
Accumulated deficit	(645,156)	(661,004)
Accumulated other comprehensive loss	(19,239)	(16,442)
Total stockholders’ deficit	(89,280)	(105,291)
Total Liabilities and Stockholders’ Deficit	$471,481	$430,466

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$15,901	$18,733
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	9,192	8,292
Amortization, stock compensation and other non-cash charges	4,680	3,938
Excess tax benefit from share-based compensation	(68)	(488)
Deferred income taxes	4,795	5,599
(Gain) loss on disposal of property, plant, and equipment	19	(900)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,123)	(3,977)
(Increase) decrease in inventories	(12,449)	(8,127)
(Increase) decrease in other assets	(3,141)	(176)
Increase (decrease) in accounts payable	2,453	(10,163)
Increase (decrease) in accrued expenses	291	4,282
Increase (decrease) in other liabilities	(6,178)	(13,007)
Discontinued operations, net	(1,150)	(379)
Net cash provided by operating activities	7,222	3,627

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4	89
Acquisition of business	—	(503)
Purchases of property, plant and equipment	(10,213)	(9,714)
Discontinued operations, net	—	(109)
Net cash used in investing activities	(10,209)	(10,237)

Cash flows from financing activities:
Net borrowings under revolving credit facility	10,000	87,000
Repayment of term loan principal	(750)	(83,098)
Debt issuance costs	—	(700)
Excess tax benefit from share-based compensation	68	488
Proceeds from exercise of stock options	173	592
Net cash provided by financing activities	9,491	4,282

Net increase (decrease) in cash and cash equivalents	6,504	(2,328)
Cash and cash equivalents at beginning of period	27,636	12,937
Cash and cash equivalents at end of period	$34,140	$10,609

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000’s)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2006	47,243	$472	$571,683	$(661,004)	$(16,442)	$(105,291)

Net income				15,848		15,848
Other comprehensive income (loss):
Foreign currency translation Adjustment					45	45
Unrealized losses					(33)	(33)
Pension liability adjustment, net of tax					(2,809)	(2,809)
Comprehensive income, net						13,051
Exercise of stock options	38	1	240			241
Stock compensation expense			2,719			2,719
Balance June 30, 2007	47,281	$473	$574,642	$(645,156)	$(19,239)	$(89,280)

Other comprehensive loss for the three and six months ended June 30, 2007 was $2.8 million.  Other comprehensive income for the three and six months ended June 30, 2006 was $0.5 million and $0.7 million, respectively.

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

The accompanying financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2:  DISCONTINUED OPERATIONS

Discontinued Lawnmower Segment.  On July 27, 2006, the Company sold certain of the assets and liabilities of Dixon Industries, Inc. (“Dixon”) to Husqvarna Professional Outdoor Products, Inc. (“Husqvarna”), a wholly-owned subsidiary of Husqvarna AB (Sweden).  Dixon had previously been reported as the Company’s Lawnmower Segment.  In the fourth quarter of 2006, the final selling price was settled at $33.1 million after adjustment as specified in the related asset purchase agreement. The Company used the proceeds from this sale to reduce the outstanding principal balance of the Company’s revolving credit facility.  The sale included the disposition of Dixon’s recorded goodwill in the amount of $5.0 million.  Certain liabilities of Dixon, as well as the land, building, building improvements, certain machinery and equipment and various other assets related to its Coffeyville, Kansas facility, were retained by the Company by merger of Dixon with and into 4520 Corp. Inc., an indirect wholly-owned subsidiary of the Company.   The net property, plant and equipment associated with the discontinued operations of Dixon are carried at their estimated fair value and are included in assets held for sale in the consolidated balance sheet.  The land and building are currently being marketed for sale by the Company.

NOTE 3:  INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2007	2006
Raw materials and supplies	$24,802	$24,213
Work in progress	15,471	14,034
Finished goods	50,009	39,586
Total inventories, net	$90,282	$77,833

NOTE 4:  LONG TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2007	2006
Revolving credit facility	$37,000	$27,000
Term loans	148,125	148,875
8 7/8% senior subordinated notes	175,000	175,000
Total debt	360,125	350,875
Less current maturities	(1,500)	(1,500)
Long-term debt	$358,625	$349,375

The weighted average interest rate on outstanding debt as of June 30, 2007 was 7.95%.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and a first lien credit facilities leverage ratio. As of June 30, 2007, the Company had the ability to borrow an additional $96.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

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

The revolving credit facility and term loans are governed by the terms of amended and restated senior credit facilities.  Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc.  Blount, Inc. has also pledged 65% of the stock of each of its wholly-owned non-domestic subsidiaries as additional collateral.

The senior credit facilities contain financial covenants relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness and the sale of stock or assets.  The Company was in compliance with all debt covenants as of June 30, 2007.

The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are issued by Blount, Inc. and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.

NOTE 5:  INCOME TAXES

The Company is using its various federal and state net operating loss and tax credit carryforwards to reduce the amount of cash tax payments required in 2007.  During the six months ended June 30, 2007, the federal net operating loss carryforward was fully used to offset U.S. taxable income.  Accordingly, as of June 30, 2007, the Company has no remaining U.S. federal net operating loss carryforward.

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

There was no material adjustment to the net liability for uncertain tax positions as a result of the adoption of FIN No. 48 on January 1, 2007.  However, uncertain tax positions that were previously netted on the balance sheet are reported separately at June 30, 2007.  At the adoption of FIN No. 48, the Company had $27.3 million of unrecognized tax benefits of which $12.4 million, if recognized, would affect the effective tax rate.  Also, as of the adoption date, the Company had accrued interest and penalties of $2.8 million related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2007, there have been no material changes to the Company’s uncertain tax position balances.  The tax years 2001 to 2006 remain open to examination by the major taxing jurisdictions applicable to the Company.

NOTE 6:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium.  The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees.  The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2007	2006	2007	2006
Service cost	$907	$1,699	$95	$86
Interest cost	2,572	2,586	526	428
Expected return on plan assets	(3,223)	(2,896)	—	(4)
Amortization of prior service cost	(2)	89	2	2
Amortization of net actuarial loss	371	840	243	143
Total net periodic benefit cost	$625	$2,318	$866	$655

	Six Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2007	2006	2007	2006
Service cost	$1,814	$3,397	$189	$172
Interest cost	5,144	5,172	1,051	856
Expected return on plan assets	(6,446)	(5,792)	—	(8)
Amortization of prior service cost	(5)	178	4	4
Amortization of net actuarial loss	743	1,680	487	287
Total net periodic benefit cost	$1,250	$4,635	$1,731	$1,311

Effective January 1, 2007, the Company implemented a redesign of its domestic retirement plans, including a freeze of its defined benefit pension plan and an associated nonqualified plan.  As of January 1, 2007, employees who had been participating in the plans ceased accruing benefits and new employees are not eligible to participate.  All retirement benefits accrued up to the time of the freeze were preserved.  Accordingly, the Company recorded a pension curtailment charge of $3.2 million in the three months ended September 30, 2006, which represented the immediate recognition of the unamortized prior service cost for U.S. employees.  The Company expects to contribute a total of approximately $10 million to $20 million to its funded pension plans during 2007.

The Company also sponsors a defined contribution 401(k) plan covering most employees in the U.S.  Under the plan, the Company currently matches employee contributions to 401(k) accounts up to 4.5% of base compensation.  In conjunction with the redesign of its domestic retirement plans, the defined contribution 401(k) plan was amended to permit an additional discretionary annual Company contribution of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service.  The new contribution will be made whether or not the employee contributes to the plan.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company adopted SFAS No. 158 effective December 31, 2006, and recognized an increase in liabilities of $16.2 million and a charge to accumulated other comprehensive loss, net of deferred income taxes, of $12.3 million, based on preliminary actuarially estimated valuations of the Company’s various plans.  In the three months ended June 30, 2007, the Company recognized an additional $4.5 million in liabilities and a charge to other comprehensive loss, net of deferred income taxes, of $2.8 million, reflecting the updated estimates of the 2006 actuarially determined valuations of the various plans.

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

June 30,
(Amounts in thousands)	2007
Warranty reserve	$2,894
Letters of credit outstanding	5,505
Guarantees of third party financing agreements for customer equipment purchases	2,594

Changes in the warranty reserve are as follows:

(Amounts in thousands)	2007
Balance at December 31, 2006	$3,269
Accrued warranty expense	787
Payments made (in cash or in-kind)	(1,162)
Balance at June 30, 2007	$2,894

The warranty reserve is included in accrued expenses on the consolidated balance sheet.  In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Note 4).

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

NOTE 8:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2007	2006	2007	2006
Shares for basic income per share computation – weighted average common shares outstanding	47,288	47,139	47,280	47,102
Dilutive effect of common stock equivalents	836	765	782	929
Shares for diluted income per share computation	48,124	47,904	48,062	48,031
Options and stock appreciation rights excluded from computation as anti-dilutive because they are out-of-the-money	1,765	1,945	1,765	955

NOTE 9:  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), ‘‘Share-Based Payment’’ (“SFAS No. 123(R)”).  SFAS No. 123(R) requires all share-based compensation to employees, directors and others who perform services for the Company, including grants of stock options and stock appreciation rights (“SARs”), to be valued at fair value on the date of grant and to be expensed over the applicable service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based compensation is no longer an alternative to expense recognition.  The Company followed the modified prospective application method permitted under SFAS No. 123(R) and, accordingly, the results for prior periods were not restated.

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

The Company made the following awards during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In 000’s	2007	2006	2007	2006
Stock appreciation rights granted	3	n/a	380	612
Aggregate fair value of SARs granted	$12	n/a	$1,617	$3,518
Restricted stock and RSUs granted	n/a	n/a	181	n/a
Aggregate fair value of restricted stock and RSUs granted	n/a	n/a	$2,138	n/a

The restricted stock and RSUs generally vest over a three year period.  The effect of applying accelerated amortization of expense recognized for those employees that were retirement eligible or become retirement eligible prior to the completion of the vesting period, compared to straight-line amortization over the vesting period, was a decrease in stock-based compensation expense of $0.4 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.  The effect of applying accelerated amortization of expense recognized for those employees that were retirement eligible or become retirement eligible prior to the completion of the vesting period, compared to straight-line amortization over the vesting period, was an increase in stock-based compensation expense of $1.0 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively.

The following assumptions were used to estimate the fair value of SARs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Estimated average life	6 years	n/a	6 years	6 years
Risk-free interest rate	4.5%	n/a	4.5%	4.6%
Expected volatility	29.1% - 29.5%	n/a	29.1% - 29.5%	26.7%
Weighted average volatility	29.3%	n/a	29.3%	26.7%
Dividend yield	0.0%	n/a	0.0%	0.0%
Weighted average grant date fair value	$ 4.96	n/a	$ 4.50	$ 6.09

As of June 30, 2007, the total unrecognized stock-based compensation expense related to previously granted awards was $3.0 million. The weighted-average period over which this expense is expected to be recognized is 1.1 years.  The Company’s policy upon the exercise of options, RSUs or SARs has been to issue new shares into the market place.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Sales:
Outdoor Products	$128,106	$114,723	$238,973	$228,919
Industrial and Power Equipment	42,600	50,637	75,805	100,479
Inter-segment elimination	(263)	(266)	(339)	(502)
Total sales	$170,443	$165,094	$314,439	$328,896

Operating income:
Outdoor Products	$26,664	$23,098	$47,734	$47,905
Industrial and Power Equipment	2,599	4,708	2,786	8,031
Inter-segment elimination	—	16	—	(27)
Contribution from segments	29,263	27,822	50,520	55,909
Corporate expenses	(4,482)	(3,807)	(10,298)	(9,610)
Operating income	$24,781	$24,015	$40,222	$46,299

NOTE 11:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Interest paid	$14,586	$17,071
Income taxes paid, net	8,938	5,698

NOTE 12:  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for the Company on January 1, 2008.  The Company is currently evaluating the impact of the provisions of SFAS No. 157.

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

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Three Months Ended June 30, 2007
Sales		$134,131	$11,847	$80,240	$(55,775)	$170,443
Cost of sales		97,575	9,811	64,384	(54,936)	116,834
Gross profit		36,556	2,036	15,856	(839)	53,609
Operating expenses		19,877	1,062	7,975	(86)	28,828
Operating income		16,679	974	7,881	(753)	24,781
Other, net	$(5,925)	(1,155)	132	(1,315)		(8,263)
Income (loss) from continuing operations before income taxes	(5,925)	15,524	1,106	6,566	(753)	16,518
Provision (benefit) for income taxes	(1,800)	6,772	416	(71)		5,317
Income (loss) from continuing operations	(4,125)	8,752	690	6,637	(753)	11,201
Loss from discontinued operations			(19)			(19)
Equity in earnings of affiliated companies	15,307	6,555	172		(22,034)
Net income	$11,182	$15,307	$843	$6,637	$(22,787)	$11,182

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Six Months Ended June 30, 2007
Sales		$244,838	$23,621	$155,378	$(109,398)	$314,439
Cost of sales		180,018	19,539	124,060	(107,697)	215,920
Gross profit		64,820	4,082	31,318	(1,701)	98,519
Operating expenses		41,010	2,191	15,182	(86)	58,297
Operating income		23,810	1,891	16,136	(1,615)	40,222
Other, net	$(11,784)	(3,661)	276	(1,079)		(16,248)
Income (loss) from continuing operations before income taxes	(11,784)	20,149	2,167	15,057	(1,615)	23,974
Provision (benefit) for income taxes	(3,968)	9,223	815	2,003		8,073
Income (loss) from continuing operations	(7,816)	10,926	1,352	13,054	(1,615)	15,901
Loss from discontinued operations			(53)			(53)
Equity in earnings of affiliated companies	23,664	12,738	240		(36,642)
Net income	$15,848	$23,664	$1,539	$13,054	$(38,257)	$15,848

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Three Months Ended June 30, 2006
Sales		$115,262	$26,898	$70,461	$(47,527)	$165,094
Cost of sales		85,222	21,644	54,419	(47,421)	113,864
Gross profit		30,040	5,254	16,042	(106)	51,230
Selling, general and administrative expenses		18,483	1,287	7,445		27,215
Operating income		11,557	3,967	8,597	(106)	24,015
Other, net	$(5,674)	(2,195)	(170)	(142)		(8,181)
Income (loss) from continuing operations before income taxes	(5,674)	9,362	3,797	8,455	(106)	15,834
Provision (benefit) for income taxes	(1,957)	4,271	489	2,684		5,487
Income (loss) from continuing operations	(3,717)	5,091	3,308	5,771	(106)	10,347
Loss from discontinued operations			(920)			(920)
Equity in earnings of affiliated companies	13,144	8,053	142		(21,339)
Net income	$9,427	$13,144	$2,530	$5,771	$(21,445)	$9,427

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Six Months Ended June 30, 2006
Sales		$234,886	$55,547	$139,612	$(101,149)	$328,896
Cost of sales		176,111	43,643	107,831	(102,513)	225,072
Gross profit		58,775	11,904	31,781	1,364	103,824
Selling, general and administrative expenses		38,807	4,041	14,677		57,525
Operating income		19,968	7,863	17,104	1,364	46,299
Other, net	$(11,027)	(5,120)	(331)	(547)		(17,025)
Income (loss) from continuing operations before income taxes	(11,027)	14,848	7,532	16,557	1,364	29,274
Provision (benefit) for income taxes	(3,970)	9,113	377	5,021		10,541
Income (loss) from continuing operations	(7,057)	5,735	7,155	11,536	1,364	18,733
Loss from discontinued operations			(349)			(349)
Equity in earnings of affiliated companies	25,441	19,706	206		(45,353)
Net income	$18,384	$25,441	$7,012	$11,536	$(43,989)	$18,384

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

June 30, 2007

Assets

Cash and cash equivalents		$469		$33,748	$(77)	$34,140
Accounts receivable, net		56,932	$5,983	26,655		89,570
Intercompany receivables		162,885	83,543	14,855	(261,283)
Inventories		63,141	6,304	22,372	(1,535)	90,282
Deferred income taxes		14,719		167		14,886
Other current assets		5,887	176	6,419		12,482
Total current assets		304,033	96,006	104,216	(262,895)	241,360
Investments in affiliated companies	$173,322	244,349	772	248	(418,691)
Property, plant and equipment, net		41,538	10,480	48,646		100,664
Assets held for sale		1,500	1,200			2,700
Goodwill and other assets		103,782	11,888	12,919	(1,832)	126,757
Total Assets	$173,322	$695,202	$120,346	$166,029	$(683,418)	$471,481

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		24,273	$3,420	$9,819	$(77)	37,435
Intercompany payables	$261,283				(261,283)
Other current liabilities		42,973	3,721	14,381		61,075
Total current liabilities	261,283	68,746	7,141	24,200	(261,360)	100,010
Long-term debt, excluding current maturities		358,625				358,625
Other liabilities	1,319	94,509	89	8,041	(1,832)	102,126
Total liabilities	262,602	521,880	7,230	32,241	(263,192)	560,761
Stockholders’ equity (deficit)	(89,280)	173,322	113,116	133,788	(420,226)	(89,280)
Total Liabilities and Stockholders’ Equity (Deficit)	$173,322	$695,202	$120,346	$166,029	$(683,418)	$471,481

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2006

Assets

Cash and cash equivalents			$90	$29,398	$(1,852)	$27,636
Accounts receivable, net		$51,660	5,817	25,271		82,748
Intercompany receivables		153,923	83,240	17,415	(254,578)
Inventories		56,823	5,519	17,754	(2,263)	77,833
Deferred income taxes		20,035		87		20,122
Other current assets		2,926	297	5,119		8,342
Total current assets		285,367	94,963	95,044	(258,693)	216,681
Investments in affiliated companies	$150,652	229,533	532	248	(380,965)
Property, plant and equipment, net		41,370	10,421	47,874		99,665
Goodwill and other assets		89,986	13,089	12,823	(1,778)	114,120
Total Assets	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		23,319	$4,312	$9,203	$(1,852)	34,982
Intercompany payables	$254,578				(254,578)
Other current liabilities		41,815	4,820	15,702		62,337
Total current liabilities	254,578	66,634	9,132	24,905	(256,430)	98,819
Long-term debt, excluding current maturities		349,375				349,375
Other liabilities	1,365	79,595		8,381	(1,778)	87,563
Total liabilities	255,943	495,604	9,132	33,286	(258,208)	535,757
Stockholders equity (deficit)	(105,291)	150,652	109,873	122,703	(383,228)	(105,291)
Total Liabilities and Stockholders’ Equity (Deficit)	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

For the Six Months Ended June 30, 2007

Net cash provided by (used in) operating activities	$3,922	$(6,180)	$519	$7,186	$1,775	$7,222

Purchase of property, plant and equipment		(6,579)	(798)	(2,836)		(10,213)
Other		4				4
Net cash used in investing activities	—	(6,575)	(798)	(2,836)	—	(10,209)

Net borrowings under revolving credit facility		10,000				10,000
Repayment of term loan principal		(750)				(750)
Advances from (to) affiliates	(4,163)	3,974	189
Other	241					241
Net cash provided by (used in) financing activities	(3,922)	13,224	189	—	—	9,491

Net increase (decrease) in cash and cash equivalents		469	(90)	4,350	1,775	6,504
Cash and cash equivalents at beginning of period			90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$—	$469	$—	$33,748	$(77)	$34,140

For the Six Months Ended June 30, 2006

Net cash provided by (used in) operating activities	$3,957	$(8,493)	$1,605	$9,185	$(2,627)	$3,627

Purchase of property, plant and equipment		(4,231)	(994)	(4,489)		(9,714)
Other		37	(611)	51		(523)
Net cash used in investing activities	—	(4 194)	(1,605)	(4,438)	—	(10,237)

Net borrowings under revolving credit facility		87,000				87,000
Repayment of term loan principal		(78,445)		(4,653)		(83,098)
Advances from (to) affiliates	(5,037)	4,789		248
Other	1,080	(700)				(380)
Net cash provided by (used in) financing activities	(3,957)	12,644	—	(4,405)	—	4,282

Net increase (decrease) in cash and cash equivalents		(43)		342	(2,627)	(2,328)
Cash and cash equivalents at beginning of period		43		13,731	(837)	12,937
Cash and cash equivalents at end of period	$—	$—	$—	$14,073	$(3,464)	$10,609

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Three months and six months ended June 30, 2007 (unaudited) compared to three months and six months ended June 30, 2006 (unaudited).

Results for the three months ended June 30, 2007 exceeded last year’s second quarter due primarily to growth of sales outside North America.  For the six month period, stronger international sales were offset by weaker sales in North American markets that led to a reduction in profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Sales	$170,443	$165,094	$314,439	$328,896
Gross profit	53,609	51,230	98,519	103,824
Operating income	24,781	24,015	40,222	46,299
Income from continuing operations	11,201	10,347	15,901	18,733
Loss from discontinued operations	(19)	(920)	(53)	(349)
Net income	11,182	9,427	15,848	18,384

Income from continuing operations per diluted share	0.23	0.22	0.33	0.39
Income from discontinued operations per diluted share	—	(0.02)	—	(0.01)
Net income per diluted share	0.23	0.20	0.33	0.38

Sales in the three months ended June 30, 2007 increased $5.3 million, or 3%, from the same period in 2006, but for the six month period decreased year over year by $14.5 million, or 4%.  During 2007, sales of the Company’s products to international markets have increased from the comparable periods in 2006.  In the three month period, sales outside North America increased by 20% and in the six month period, sales outside North America increased by 16%.  These stronger international sales have been offset by declines in North American markets, primarily due to lower sales of timber harvesting equipment.  Demand for timber products and timber harvesting equipment continues to be weak in North America, due in part to the decline in housing starts.  Sales for the three month and six month periods in North America declined by 9% and 19%, respectively, from the comparable periods in 2006.

Consolidated order backlog at June 30, 2007 was $93.9 million, and compares to $99.6 million at March 31, 2007, $73.3 million at December 31, 2006 and $112.6 million at June 30, 2006.

Gross profit increased by $2.4 million, or 5%, for the three month period, but decreased by $5.3 million, or 5% for the six month period.  As a percent of sales, gross margin increased to 31.5% for the three months compared to 31.0% for the same period in 2006.  Gross margin was 31.3% for the first six months of 2007, compared to 31.6% for the first six months of 2006.

The year over year change in consolidated gross profit is presented in the following table:

(Amounts in millions)	Three months Ended June 30	Six months Ended June 30
2006 gross profit	$51.2	$103.8
Increase (decrease)
Sales volume	2.4	(3.8)
Price, mix and cost	0.5	(2.5)
Foreign currency translation	(0.5)	1.0
2007 gross profit	$53.6	$98.5

The changes attributed to sales volume reflected increases in unit sales outside of North America, offset by decreases in the U.S. and Canadian markets.  The combined effect of product price, cost and mix was favorable for the three month period, but was unfavorable for the six months compared to last year, as cost increases outpaced productivity gains.  Increases in steel prices had an effect on product costs estimated at $0.7 million for the three month period and $0.8 million for the six months to date this year compared to last year.

Selling, general and administrative (“SG&A”) expense was $28.8 million and $58.3 million for the three and six month periods, respectively.  As a percent of sales, in 2007 SG&A increased to 16.9% for the three month period and 18.5% for the six month period compared to 16.5% and 17.5% for the respective periods last year.  The year over year increases of $1.6 million, or 6%, for the three months, and $0.8 million, or 1%, for the six month period include $0.4 million and $0.9 million of additional expense in our foreign offices (primarily in Europe) as a result of movement in currency exchange rates.  Other year over year increases include wages estimated at $0.4 million and $0.5 million, increases in performance-based compensation of $0.9 million and $0.7 million, and increases of $0.2 million and $0.5 million for stock-based compensation, respectively, for the three month and six month periods compared to the same periods last year.  Professional expenses have decreased $0.6 million and $0.3 million during the three month and six month periods, as the Company achieved reductions in compliance-related fees.

Operating income increased $0.8 million for the three month period.  Operating margin of 14.5% was equal to the three month period last year.  For the six month period, operating income decreased by $6.1 million compared to the same period in 2006, with an operating margin of 12.8% compared to 14.1% last year.

Interest expense was $8.5 million and $16.8 million during the three months and six months ended June 30, 2007, respectively, compared to $9.2 million and $18.3 million during the same periods in the prior year.  The decreases in interest expense are due primarily to lower average outstanding debt balances.  Interest income of $0.3 million and $0.5 million for the three and six month periods, respectively, were approximately double last year’s levels due to the increase in cash balances at our foreign subsidiaries.

Other income of $0.1 million for the first six months of 2007 compares to $1.1 million during the same period of 2006, primarily due to $0.9 million reported in the second quarter last year related to proceeds from an insurance settlement.

The provision for income taxes on continuing operations was $5.3 million, with an effective rate of 32.2% on pre-tax book income, and $8.1 million, with an effective rate of 33.7%, respectively, in the three and six month periods ended June 30, 2007.  This compares to a provision of $5.5 million and $10.5 million, and effective rates of 34.7% and 36.0%, respectively, for the corresponding periods of 2006.  During all of these periods, we utilized available net operating loss and tax credit carryforwards to offset cash taxes payable in the U.S.  We estimate that at June 30, 2007 all of our federal net operating loss carryforward has been fully utilized by applying it to U.S. taxable income.

For all periods presented, discontinued operations consisted entirely of our former Lawnmower segment, which operated through July 26, 2006.  The loss from discontinued operations was less than $0.1 million for the three months ended June 30, 2007 and $0.1 million for the six month period ended June 30, 2007.  Net losses of $0.9 million ($0.02 per diluted share) and $0.3 million ($0.01 per diluted share) were recognized for the same periods in 2006.  The 2006 periods included sales of $12.6 million and $26.5 million for the three and six month periods, since we operated this business prior to the sale on July 27, 2006.  Included in the 2006 losses were severance and pension curtailment costs related to the impending plant closure associated with the sale of the business announced on June 30, 2006.

The losses in 2007 reflect costs of continuing to own the idle manufacturing facility for this segment, which is currently being marketed for sale.

Segment Results.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Sales:
Outdoor Products	$128,106	$114,723	$238,973	$228,919
Industrial and Power Equipment	42,600	50,637	75,805	100,479
Inter-Segment elimination	(263)	(266)	(339)	(502)
Total sales	$170,443	$165,094	$314,439	$328,896

Operating income:
Outdoor Products	$26,664	$23,098	$47,734	$47,905
Industrial and Power Equipment	2,599	4,708	2,786	8,031
Inter-Segment elimination	—	16	—	(27)
Contribution from segments	29,263	27,822	50,520	55,909
Corporate expenses	(4,482)	(3,807)	(10,298)	(9,610)
Operating income	$24,781	$24,015	$40,222	$46,299

Outdoor Products Segment.  Sales for the Outdoor Products segment in the three months ended June 30, 2007 increased $13.4 million, or 12%, compared to the same period of 2006.  Sales for the segment in the six months ended June 30, 2007 increased $10.1 million, or 4%, compared to the same period of 2006.

Strong international market conditions led to year over year increases in unit volume across most product categories, resulting in an increase in sales of $10.8 million for the three month period and $4.3 million for the six month period compared to the same periods last year.  Compared to last year, improvements in average selling prices generated additional sales revenue of $1.2 million for the quarter and $2.2 million for the six months year to date.  Additionally, the year over year effect from foreign currency translation on sales, due primarily to exchange rates involving the Euro and other European currencies, was $1.4 million favorable for the three month period and $3.6 million favorable for six months.  Geographically, sales grew outside the U.S. by 17% and 11% for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006.  Sales within the U.S. increased 3% for the quarter on a year over year basis, but were 7% lower for the six month period due to lower volume in the first quarter.  Sales of outdoor care parts and accessories increased 20% in the second quarter compared to last year and were 6% higher on a year to date basis.  Sales of chainsaw components and accessories increased by 9% compared to last year during the second quarter and were 4% higher compared to the first six months of 2006.  Sales of concrete cutting products increased by 14% for the comparable three month period and were 5% higher than the six month period last year.  Order backlog increased to $71.8 million compared to $54.8 million at December 31, 2006.  Order backlog was $75.7 million at June 30, 2006.

Segment contribution to operating income for the three month period increased $3.6 million for the quarter and was 20.8% of sales, compared to 20.1% of sales last year.  For the six month period, segment contribution to operating income decreased $0.2 million and was 20.0% of sales compared to last year’s 20.9%.  The increase in sales volume generated an additional $5.1 million of income for the three month period and an increase of $2.6 million for the six months compared to last year.  In the three month period, the higher sales volume was partially offset by higher SG&A of $0.9 million and unfavorable foreign exchange effects of $0.8 million.  For the six month period, changes in price, mix and cost had an unfavorable effect of $3.0 million on contribution.  These results included a non-recurring expense of $0.1 million and $1.0 million, respectively, for the three month and six month periods, related to consolidation of logistics operations in the U.S., which is expected to improve customer service and reduce future logistical expenses.  There was minimal change in steel prices during the three and six month periods compared to the same periods last year.  Foreign currency exchange rates had an unfavorable net effect of $0.8 million for the second quarter, offsetting most of the favorable effects reported in the first quarter.  During both periods of 2007, the U.S. dollar was weaker compared to European currencies during the same periods of 2006.  While providing a positive effect on sales, the weaker U.S. dollar resulted in higher product costs and operating expenses in our European sales offices and in our Brazilian and Canadian manufacturing plants.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment decreased $8.0 million, or 16%, and $24.7 million, or 25%, respectively, in the three and six month periods ended June 30, 2007 compared to the same periods of 2006.

The year over year sales decline was caused primarily by lower unit sales volume of our timber harvesting equipment, with negative impacts of $8.0 million and $25.7 million for the three and six month periods.  The volume decrease occurred across brands and in most product lines, particularly among loaders, attachments and tracked feller bunchers.  Geographically, the decline was in North America, where weaker timber markets, caused in part by a decline in U.S. housing starts, were the primary reason for the market decline in these products. Shipments in the first quarter of 2007 were further impacted by an inventory reduction at the dealer level.  These decreases were partially offset by an increase in sales volume outside North America and by improvements in price and mix.  Sales of timber harvesting equipment outside North America for the three month period increased $0.5 million, or 13%, compared to last year, and for the six month period increased $3.1 million, or 55%.  Sales growth was strongest in Latin America. Sales outside North America represented 12% of our total timber harvesting equipment sales in the three months ended June 30, 2007 and 14% for the six month period.  Sales of our rotational bearings and swing drive products were also lower compared to last year, with lower unit volumes of $1.5 million and $2.9 million, respectively, for the three and six month periods of 2007 compared to 2006.  Order backlog for the segment was $22.2 million at June 30, 2007 compared to $18.5 million at December 31, 2006.

Three month segment contribution to operating income decreased $2.1 million to 6.1% of sales compared to 9.3% of sales last year.  For the six month period, segment contribution to operating income decreased $5.2 million to 3.7% of sales compared to 8.0% last year.  For both the three and six month periods, lower sales volume was partially offset by improvements in selling prices, product mix and the reduction of plant overhead, partially resulting from the closure of one of the segment’s manufacturing plants in 2006.  In addition, year over year product development expenses for materials and contract engineers have been reduced.  Steel prices were unfavorable against comparable periods last year, with an estimated effect of $0.5 million for both the three and six month periods.

Corporate Expense.  Corporate expense for the three and six month periods ended June 30, 2007 was $4.5 million and $10.3 million, respectively, representing an increase of $0.7 million compared to both periods last year.  Stock-based compensation expense was $0.6 million and $2.7 million, respectively, for the three and six month periods, $0.2 million and $0.5 million higher than the same periods last year.  The year over year increase in stock-based compensation expense is largely the result of adding expense for new 2007 grants to the ongoing period expense of awards granted in 2006.  Awards typically vest over three years and the expense is weighted more heavily in the period of grant because of the number of grantees who are retirement-eligible at the grant date.  Under SFAS No. 123(R), the fair value of stock awards must be expensed immediately at the grant date for retirement-eligible grantees.  Annual stock-based compensation expense for 2007 is expected to be approximately $3.8 million compared to $3.3 million for the year 2006.  Salaries and performance-based compensation increased $0.3 million and $0.4 million year over year for the three and six month periods, reflecting annual wage increases and additional staff.  Benefit expenses increased $0.4 million during the quarter, but have decreased $0.2 million for the six months.   Expenses for professional services decreased $0.5 million and $0.2 million, respectively, for the three and six month periods due to a decrease in compliance-related services.

Financial Condition, Liquidity and Capital Resources

Total debt at June 30, 2007 was $360.1 million compared to $350.9 million at December 31, 2006.  As of June 30, 2007, outstanding debt consisted of a revolving credit facility balance of $37.0 million, a term loan of $148.1 million and 8 7/8% senior subordinated notes of $175.0 million.  The net funds borrowed during the first six months of 2007 were used to support capital spending, increases in working capital and to make contributions to our domestic pension plan.

Interest expense was $16.8 million in the six months ended June 30, 2007, a decrease of $1.5 million compared to the same period of 2006.  The decrease reflects the favorable effect from a reduction in the average principal amount of debt outstanding.  Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The interest rate is fixed on the senior subordinated notes.  Our weighted average interest rate on all debt was 7.95% as of June 30, 2007 compared to 7.99% as of December 31, 2006.  Cash paid for interest in the first six months of 2007 was $14.6 million compared to $17.1 million in the same period of 2006.

2006 Amendment to Credit Facilities.  On March 23, 2006, we amended certain terms of our senior credit facilities.  This amendment included the following changes to the term notes and revolving credit facility:

•                  Maximum availability under the revolving credit facility was increased from $100.0 million to $150.0 million.

•                  Variable interest rates were reduced by 0.75% for the term loan and by 1.00% for the revolving credit facility.

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

The revolving credit facility provides total available borrowings up to $150.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio.  As of June 30, 2007, we had the ability to borrow an additional $96.8 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowings and at the individual maturity dates for any LIBOR-based term borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment requirements related to the sale of our assets or the issuance of stock under certain circumstances, and upon the Company’s annual generation of excess cash flow as determined under the credit agreement.  These credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness and the sale of stock or assets.  The Company was in compliance with all debt covenants as of June 30, 2007.

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

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months with expected cash flows generated from operations.  We expect our remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures for at least the next twelve months.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs.

Cash and cash equivalents at June 30, 2007 were $34.1 million compared to $27.6 million at December 31, 2006.  The $6.5 million increase in our cash balance during the first six months of 2007 compares to a decrease of $2.3 million during the same period of 2006.

Cash flows from operating activities is summarized in the following table:

	Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Income from continuing operations	$15,901	$18,733
Non-cash items	18,618	16,441
Subtotal	34,519	35,174
Changes in assets and liabilities, net	(26,147)	(31,168)
Discontinued operations, net	(1,150)	(379)
Cash provided by operating activities	$7,222	$3,627

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization and other non-cash charges; stock compensation expense; deferred income taxes; and the tax benefit from exercise of stock options.

Cash provided by operating activities during the six months ended June 30, 2007 of $7.2 million included the following:

•                  Income from continuing operations decreased $2.8 million from the prior year, resulting primarily from a decrease in sales.

•                  Non-cash items increased $2.2 million and included:

•                  Depreciation expense of $9.2 million.

•                  Amortization of deferred financing costs of $2.0 million.

•                  Stock-based compensation expense of $2.7 million.

•                  Deferred income taxes of $4.8 million.

•                  Changes in assets and liabilities, net, included the following items:

•                  A $7.1 million increase in receivables.

•                  A $12.4 million increase in inventories.

•                  A combined increase in accounts payable and accrued expenses of $2.7 million.

•                  A $6.2 million decrease in other liabilities, including contributions of $7.3 million to our funded pension plans.

•                  A $3.1 million increase in other assets.

•                  Discontinued operations used $1.2 million in cash.

Cash provided by operating activities during the six months ended June 30, 2006 of $3.6 million included the following:

•                  Income from continuing operations of $18.7 million.

•                  Non-cash items were $16.4 million and included the following:

•                  Depreciation expense of $8.3 million.

•                  Amortization of deferred financing costs of $1.8 million.

•                  Stock-based compensation expense of $2.2 million.

•                  Deferred income taxes of $5.6 million.

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

•                  A decrease in other liabilities of $13.0 million, primarily due to contributions made to our funded pension plans.

•                  Discontinued operations used $0.4 million in net cash.

Cash taxes paid during the first six months of 2007 were $8.9 million compared to $5.7 million for the same period in 2006.  We expect cash tax payments to increase in the future now that we have fully utilized our U.S. federal net operating loss carryforwards.

Cash flows from investing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Proceeds from sale of property, plant and equipment	$4	$89
Acquisition of business	—	(503)
Purchases of property, plant and equipment	(10,213)	(9,714)
Discontinued operations	—	(109)
Cash used in investing activities	$(10,209)	$(10,237)

Purchases of property, plant and equipment are primarily for productivity improvements and expanded manufacturing capacity, but also include routine replacement of equipment. During the second quarter of 2006, we purchased Votec Engineering AB, a European manufacturer of harvester heads, for $0.5 million.   During 2007, we expect to invest $20.0 million to $23.0 million in available cash for capital expenditures, primarily for ongoing productivity and cost improvements in our manufacturing processes, routine replacement of machinery and equipment, replacement of tooling used in production processes and capacity expansion.  For the six months ended June 30, 2007, we also spent $2.2 million related to consolidation of North American logistics in our Outdoor Products segment.

Cash flows from financing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Net increase in debt	$9,250	$3,902
Issuance costs related to debt	—	(700)
Proceeds and tax benefits from the exercise of stock options	241	1,080
Cash provided by financing activities	$9,491	$4,282

Cash provided by financing activities in the first six months of 2007 was $9.5 million compared to $4.3 million in the comparable period of 2006.  The 2007 activity included the following transactions:

•                  Net borrowing of $10.0 million on our revolving credit facility to support operations.

•                  Required repayments of $0.8 million on our term loan.

•                  Exercise of stock options that generated $0.2 million.

The 2006 activity included the following transactions:

•                  A net draw down of $87.0 million on our revolving credit facility to fund the reduction of term loan debt as part of the amendment to our senior credit facilities that occurred in March 2006 and to support operations.

•                  Payments of $83.1 million of principal on our term loan debt, which included $1.0 million of scheduled payments and $82.1 million related to the March 2006 amendment of our senior credit facilities.

•                  Expenditures of $0.7 million incurred in connection with the March 2006 amendment to our senior credit facilities.

•                  Exercise of stock options that generated $1.1 million, consisting of $0.6 million of proceeds from the exercise of stock options and a related $0.5 million of tax benefit from these exercises.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2006, except as follows:

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for the Company on January 1, 2008.  We are currently evaluating the impact of the provisions of SFAS No. 157.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates, foreign currency exchange rates and commodity prices, including raw materials such as steel. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes. See also, the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K for further discussion of market risk.

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

PART II     OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were taken at our annual meeting of stockholders, which was held on May 24, 2007:

1.  The stockholders elected the eight nominees for director to our Board of Directors.  The eight directors elected, along with the voting results, are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
R. Eugene Cartledge	42,946,970	2,564,615
Joshua L. Collins	39,534,474	5,977,111
Eliot M. Fried	42,948,385	2,563,200
Thomas J. Fruechtel	42,948,672	2,562,913
E. Daniel James	39,599,802	5,911,783
Robert D. Kennedy	45,073,191	438,394
Harold E. Layman	39,906,931	5,604,654
James S. Osterman	39,755,841	5,755,744

2.  The stockholders ratified the appointment by our Audit Committee of PricewaterhouseCoopers LLP as the Corporation’s independent auditors.  The vote was as follows:

For	42,485,130
Against	3,019,180
Abstain	7,275

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

Dated: August 8, 2007