Form 10-Q
period 2007-09-30
BLOUNT INTERNATIONAL INC
filed 2007-11-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

                                          Yes ☐                                             No ☒

The number of shares outstanding of $0.01 par value common stock as of November 2, 2007 was 47,291,658 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Sales	$166,910	$164,097	$481,349	$492,993
Cost of sales	115,683	114,910	331,603	339,982
Gross profit	51,227	49,187	149,746	153,011
Selling, general and administrative expenses	28,632	25,728	86,929	83,253
Retirement plan redesign	—	3,747	—	3,747
Plant closure costs	—	1,055	—	1,055
Operating income	22,595	18,657	62,817	64,956
Interest income	375	80	872	244
Interest expense	(8,455)	(8,941)	(25,260)	(27,229)
Other income (expense), net	655	(302)	715	797
Income from continuing operations before income taxes	15,170	9,494	39,144	38,768
Provision (benefit) for income taxes	5,727	(640)	13,800	9,901
Income from continuing operations	9,443	10,134	25,344	28,867
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(6)	12,799	(89)	12,238
Income tax provision (benefit)	(6)	7,809	(36)	7,597
Income (loss) from discontinued operations	—	4,990	(53)	4,641
Net income	$9,443	$15,124	$25,291	$33,508

Basic income (loss) per share:
Continuing operations	$0.20	$0.21	$0.53	$0.61
Discontinued operations	0.00	0.11	0.00	0.10
Net income	$0.20	$0.32	$0.53	$0.71

Diluted income (loss) per share:
Continuing operations	$0.20	$0.21	$0.53	$0.60
Discontinued operations	0.00	0.11	0.00	0.10
Net income	$0.20	$0.32	$0.53	$0.70

Weighted average shares used in per share calculations:
Basic	47,288	47,161	47,276	47,121
Diluted	48,113	47,841	48,068	47,889

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share data)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$33,623	$27,636
Accounts receivable, net of allowance for doubtful accounts of $2,877 and $2,545, respectively	93,887	82,748
Inventories, net	90,262	77,833
Deferred income taxes	14,925	20,122
Other current assets	11,938	8,342
Total current assets	244,635	216,681
Property, plant and equipment, net	99,835	99,665
Goodwill	71,892	71,892
Deferred financing costs	11,633	14,574
Deferred income taxes	18,688	17,318
Assets held for sale	1,500	2,700
Other assets	24,240	7,636
Total Assets	$472,423	$430,466

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	38,657	34,982
Accrued expenses	64,266	62,140
Deferred income taxes	126	197
Total current liabilities	104,549	98,819
Long-term debt, excluding current maturities	353,500	349,375
Deferred income taxes	898	791
Employee benefit obligations	58,649	71,724
Other liabilities	32,915	15,048
Total liabilities	550,511	535,757
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,290,647 and 47,242,925 outstanding, respectively	473	472
Capital in excess of par value of stock	575,286	571,683
Accumulated deficit	(635,713)	(661,004)
Accumulated other comprehensive loss	(18,134)	(16,442)
Total stockholders’ deficit	(78,088)	(105,291)
Total Liabilities and Stockholders’ Deficit	$472,423	$430,466

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:
Income from continuing operations	$25,344	$28,867
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	14,206	12,656
Amortization, stock compensation and other non-cash charges	6,234	8,866
Excess tax benefit from share-based compensation	(106)	(532)
Deferred income taxes	4,711	4,013
(Gain) loss on disposal of property, plant, and equipment	(520)	598
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,428)	(10,795)
(Increase) decrease in inventories	(12,429)	(5,338)
(Increase) decrease in other assets	(2,909)	(22)
Increase (decrease) in accounts payable	3,675	(5,549)
Increase (decrease) in accrued expenses	3,485	(8,148)
Increase (decrease) in other liabilities	(14,810)	(8,797)
Discontinued operations, net	(1,294)	(3,668)
Net cash provided by operating activities	14,159	12,151

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,750	104
Acquisition of business	—	(503)
Purchases of property, plant and equipment	(14,358)	(15,563)
Discontinued operations, net	—	32,644
Net cash provided by (used in) investing activities	(12,608)	16,682

Cash flows from financing activities:
Net borrowings under revolving credit facility	5,250	53,000
Repayment of term loan principal	(1,125)	(83,473)
Debt agreement amendment costs	—	(700)
Excess tax benefit from share-based compensation	106	532
Proceeds from exercise of stock options	205	665
Net cash provided by (used in) financing activities	4,436	(29,976)

Net increase (decrease) in cash and cash equivalents	5,987	(1,143)
Cash and cash equivalents at beginning of period	27,636	12,937
Cash and cash equivalents at end of period	$33,623	$11,794

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000’s)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2006	47,243	$472	$571,683	$(661,004)	$(16,442)	$(105,291)

Net income				25,291		25,291
Other comprehensive income (loss):
Foreign currency translation adjustment					1,142	1,142
Unrealized losses					(25)	(25)
Pension liability adjustment, net of tax					(2,809)	(2,809)
Comprehensive loss, net						(1,692)
Exercise of stock options	48	1	310			311
Stock compensation expense			3,293			3,293
Balance September 30, 2007	47,291	$473	$575,286	$(635,713)	$(18,134)	$(78,088)

Other comprehensive income for the three months ended September 30, 2007 was $1.1 million.  Other comprehensive income for the three and nine months ended September 30, 2006 was $0.2 million and $1.0 million, respectively.

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

The accompanying financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2:  DISCONTINUED OPERATIONS

Discontinued Lawnmower Segment.  On July 27, 2006, the Company sold certain of the assets and liabilities of Dixon Industries, Inc. (“Dixon”) to Husqvarna Professional Outdoor Products, Inc. (“Husqvarna”), a wholly-owned subsidiary of Husqvarna AB (Sweden).  Dixon had previously been reported as the Company’s Lawnmower segment.  In the fourth quarter of 2006, the final selling price was settled at $33.1 million after adjustment as specified in the related asset purchase agreement. The Company used the proceeds from this sale to reduce the outstanding principal balance of the Company’s revolving credit facility.  The sale included the disposition of Dixon’s recorded goodwill in the amount of $5.0 million.  Certain liabilities of Dixon, as well as the land, building, building improvements, certain machinery and equipment and various other assets related to its Coffeyville, Kansas facility, were retained by the Company by merger of Dixon with and into 4520 Corp. Inc., an indirect wholly-owned subsidiary of the Company.   The net property, plant and equipment associated with the discontinued operations of Dixon were carried at their estimated fair value and included in assets held for sale in the consolidated balance sheet as of December 31, 2006.  These assets were sold in September 2007 for net cash proceeds of $1.6 million.  The resulting gain of $0.4 million is included in other income and expense for the three and nine months ended September 30, 2007.

See also Note 14:  Subsequent Events.

NOTE 3:  INVENTORIES, NET

Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2007	2006
Raw materials and supplies	$25,546	$24,213
Work in progress	16,278	14,034
Finished goods	48,438	39,586
Total inventories, net	$90,262	$77,833

NOTE 4:  LONG TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2007	2006
Revolving credit facility	$32,250	$27,000
Term loans	147,750	148,875
8 7/8% senior subordinated notes	175,000	175,000
Total debt	355,000	350,875
Less current maturities	(1,500)	(1,500)
Long-term debt	$353,500	$349,375

The weighted average interest rate on outstanding debt as of September 30, 2007 was 8.08%.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and a first lien credit facilities leverage ratio. As of September 30, 2007, the Company had the ability to borrow an additional $102.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

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

The revolving credit facility and term loans are governed by the terms of amended and restated senior credit facilities.  Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc.  Blount, Inc. has also pledged 65% of the stock of each of its wholly-owned non-domestic subsidiaries as additional collateral. See also Note 14: Subsequent Events.

The senior credit facilities contain financial covenants relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness and the sale of stock or assets.  The Company was in compliance with all debt covenants as of September 30, 2007.

The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are issued by Blount, Inc. and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.

NOTE 5:  INCOME TAXES

The Company is using its various federal and state net operating loss and tax credit carryforwards to reduce the amount of cash tax payments required in 2007.  During the nine months ended September 30, 2007, the federal net operating loss carryforward was fully used to offset U.S. taxable income.  Accordingly, as of September 30, 2007, the Company has no remaining U.S. federal net operating loss carryforward.  The tax provision for the three and nine months ended September 30, 2006 was reduced by the year-to-date effect of implementing tax planning initiatives with higher anticipated deductions and exclusions.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). There was no material adjustment to the net liability for uncertain tax positions as a result of the adoption of FIN No. 48 on January 1, 2007.  However, uncertain tax positions that were previously netted on the balance sheet are reported separately at September 30, 2007.  At the adoption of FIN No. 48, the Company had $27.3 million of unrecognized tax benefits of which $12.4 million, if recognized, would affect the effective tax rate.  Also, as of the adoption date, the Company had accrued interest and penalties of $2.8 million related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.  The tax years 2001 to 2006 remain open to examination by the major taxing jurisdictions applicable to the Company.

NOTE 6:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium.  The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees.  Effective January 1, 2007, the Company implemented a redesign of its domestic retirement plans, including a freeze of its defined benefit pension plan and an associated nonqualified plan.  As of January 1, 2007, employees who had been participating in the plans ceased accruing benefits and new employees are not eligible to participate.  All retirement benefits accrued up to the time of the freeze were preserved.  Accordingly, the Company recorded a pension curtailment charge of $3.2 million in the three months ended September 30, 2006, which represented the immediate recognition of the unamortized prior service cost for U.S. employees.  The Company expects to contribute a total of approximately $20.0 million to its funded pension plans during 2007, of which approximately $19.0 million has been contributed through September 30, 2007.

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2007	2006	2007	2006
Service cost	$907	$1,470	$95	$86
Interest cost	2,572	2,518	526	428
Expected return on plan assets	(3,287)	(2,900)	0	(4)
Immediate recognition and amortization of prior service cost	(2)	3,636	2	3
Amortization of net actuarial loss	371	396	243	143
Total net periodic benefit cost	$561	$5,120	$866	$656

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2007	2006	2007	2006
Service cost	$2,721	$4,867	$285	$258
Interest cost	7,715	7,691	1,577	1,284
Expected return on plan assets	(9,861)	(8,692)	0	(12)
Immediate recognition and amortization of prior service cost	(6)	3,813	6	7
Amortization of net actuarial loss	1,113	2,076	729	430
Total net periodic benefit cost	$1,682	$9,755	$2,597	$1,967

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company adopted SFAS No. 158 effective December 31, 2006, and recognized an increase in liabilities of $16.2 million and a charge to accumulated other comprehensive loss, net of deferred income taxes, of $12.3 million, based on preliminary actuarially estimated valuations of the Company’s various plans.  In the nine months ended September 30, 2007, the Company recognized an additional $4.5 million in liabilities and a charge to other comprehensive loss, net of deferred income taxes, of $2.8 million, reflecting the updated estimates of the 2006 actuarially determined valuations of the various plans.

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

September 30,
(Amounts in thousands)	2007
Warranty reserve	$2,774
Letters of credit outstanding	5,505
Guarantees of third party financing agreements for customer equipment purchases	2,087

Changes in the warranty reserve are as follows:

(Amounts in thousands)	2007
Balance at December 31, 2006	$3,269
Accrued warranty expense	1,163
Payments made (in cash or in-kind)	(1,658)
Balance at September 30, 2007	$2,774

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

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. The Company does not accrue a charge to income for a matter deemed by management and its counsel to be a reasonably possible loss contingency in light of all such current circumstances.

NOTE 8:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2007	2006	2007	2006
Shares for basic income per share computation — weighted average common shares outstanding	47,288	47,161	47,276	47,121
Dilutive effect of common stock equivalents	825	680	792	768
Shares for diluted income per share computation	48,113	47,841	48,068	47,889
Options and stock appreciation rights excluded from computation as anti-dilutive because they are out-of-the-money	1,727	1,945	1,727	1,831

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

The Company made the following awards during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In 000’s	2007	2006	2007	2006
Stock appreciation rights granted	n/a	n/a	380	612
Aggregate fair value of SARs granted	n/a	n/a	$1,617	$3,518
Restricted stock and RSUs granted	n/a	35	181	35
Aggregate fair value of restricted stock and RSUs granted	n/a	$318	$2,138	$318

The restricted stock and RSUs generally vest over a three year period.  The effect of applying accelerated amortization of expense recognized for those employees that were retirement eligible or become retirement eligible prior to the completion of the vesting period, compared to straight-line amortization over the vesting period, was a decrease in stock-based compensation expense of $0.4 million and an increase of $0.1 million for the three months ended September 30, 2007 and 2006, respectively.  The effect of applying accelerated amortization of expense recognized for those employees that were retirement eligible or become retirement eligible prior to the completion of the vesting period, compared to straight-line amortization over the vesting period, was an increase in stock-based compensation expense of $0.6 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.

The following assumptions were used to estimate the fair value of SARs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Estimated average life	n/a	n/a	6 years	6 years
Risk-free interest rate	n/a	n/a	4.5%	4.6%
Expected volatility	n/a	n/a	29.1 - 29.5%	26.7%
Weighted average volatility	n/a	n/a	29.3%	26.7%
Dividend yield	n/a	n/a	0.0%	0.0%
Weighted average grant date fair value	n/a	n/a	$4.50	$6.09

As of September 30, 2007, the total unrecognized stock-based compensation expense related to previously granted awards was $2.4 million. The weighted-average period over which this expense is expected to be recognized is 1.1 years.  The Company’s policy upon the exercise of options, RSUs or SARs has been to issue new shares into the market place.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2007	2006	2007	2006
Sales:
Outdoor Products	$122,112	$111,481	$361,085	$340,400
Industrial and Power Equipment	44,984	52,747	120,789	153,226
Inter-segment elimination	(186)	(131)	(525)	(633)
Total sales	$166,910	$164,097	$481,349	$492,993

Operating income:
Outdoor Products	$23,667	$23,532	$71,401	$71,437
Industrial and Power Equipment	2,831	3,949	5,617	11,980
Inter-segment elimination	—	56	—	29
Contribution from segments	26,498	27,537	77,018	83,446
Corporate expenses	(3,903)	(4,078)	(14,201)	(13,688)
Retirement plan redesign	—	(3,747)	—	(3,747)
Plant closure costs	—	(1,055)	—	(1,055)
Operating income	$22,595	$18,657	$62,817	$64,956

NOTE 11:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Interest paid	$27,145	$29,255
Income taxes paid, net	10,544	6,871

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

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

For the Three Months Ended September 30, 2007
Sales		$129,801	$12,145	$78,864	$(53,900)	$166,910
Cost of sales		90,237	9,921	70,218	(54,693)	115,683
Gross profit		39,564	2,224	8,646	793	51,227
Operating expenses		19,667	878	8,001	86	28,632
Operating income		19,897	1,346	645	707	22,595
Other income (expense), net	$(5,782)	(1,839)	506	(310)		(7,425)
Income (loss) from continuing operations before income taxes	(5,782)	18,058	1,852	335	707	15,170
Provision (benefit) for income taxes	31	5,582	602	(488)		5,727
Income (loss) from continuing operations	(5,813)	12,476	1,250	823	707	9,443
Equity in earnings (losses) of affiliated companies	15,256	2,780	(99)		(17,937)
Net income	$9,443	$15,256	$1,151	$823	$(17,230)	$9,443

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

For the Nine Months Ended September 30, 2007
Sales		$374,639	$35,766	$234,242	$(163,298)	$481,349
Cost of sales		270,255	29,460	194,278	(162,390)	331,603
Gross profit		104,384	6,306	39,964	(908)	149,746
Operating expenses		60,677	3,069	23,183		86,929
Operating income		43,707	3,237	16,781	(908)	62,817
Other income (expense), net	$(17,566)	(5,500)	782	(1,389)		(23,673)
Income (loss) from continuing operations before income taxes	(17,566)	38,207	4,019	15,392	(908)	39,144
Provision (benefit) for income taxes	(3,937)	14,805	1,417	1,515		13,800
Income (loss) from continuing operations	(13,629)	23,402	2,602	13,877	(908)	25,344
Loss from discontinued operations			(53)			(53)
Equity in earnings of affiliated companies	38,920	15,518	141		(54,579)
Net income	$25,291	$38,920	$2,690	$13,877	$(55,487)	$25,291

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Three Months Ended September 30, 2006
Sales		$114,885	$24,061	$71,935	$(46,784)	$164,097
Cost of sales		78,681	15,255	53,132	(32,158)	114,910
Gross profit		36,204	8,806	18,803	(14,626)	49,187
Selling, general and administrative expenses		21,362	2,038	7,130		30,530
Operating income		14,842	6,768	11,673	(14,626)	18,657
Other income (expense), net	$(5,896)	$(4,471)	678	526		(9,163)
Income (loss) from continuing operations before income taxes	(5,896)	10,371	7,446	12,199	(14,626)	9,494
Provision (benefit) for income taxes	(2,393)	(4,715)	5,255	1,213		(640)
Income (loss) from continuing operations	(3,503)	15,086	2,191	10,986	(14,626)	10,134
Income from discontinued operations			4,990			4,990
Equity in earnings of affiliated companies	18,627	3,541	88		(22,256)
Net income	$15,124	$18,627	$7,269	$10,986	$(36,882)	$15,124

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

For the Nine Months Ended September 30, 2006
Sales		$349,771	$79,608	$211,547	$(147,933)	$492,993
Cost of sales		254,792	58,898	160,963	(134,671)	339,982
Gross profit		94,979	20,710	50,584	(13,262)	153,011
Selling, general and administrative expenses		60,169	6,079	21,807		88,055
Operating income		34,810	14,631	28,777	(13,262)	64,956
Other income (expense), net	$(16,923)	(9,591)	347	(21)		(26,188)
Income (loss) from continuing operations before income taxes	(16,923)	25,219	14,978	28,756	(13,262)	38,768
Provision (benefit) for income taxes	(6,363)	4,398	5,632	6,234		9,901
Income (loss) from continuing operations	(10,560)	20,821	9,346	22,522	(13,262)	28,867
Income from discontinued operations			4,641			4,641
Equity in earnings of affiliated companies	44,068	23,247	294		(67,609)
Net income	$33,508	$44,068	$14,281	$22,522	$(80,871)	$33,508

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

September 30, 2007

Assets

Cash and cash equivalents			$40	$38,180	$(4,597)	$33,623
Accounts receivable, net		$52,481	5,756	35,650		93,887
Intercompany receivables		173,574	86,879	4,269	(264,722)
Inventories		61,248	5,710	24,497	(1,193)	90,262
Deferred income taxes		14,713		212		14,925
Other current assets		6,083	54	5,801		11,938
Total current assets		308,099	98,439	108,609	(270,512)	244,635
Investments in affiliated companies	$187,849	247,030	673	248	(435,800)
Property, plant and equipment, net		40,332	10,717	48,786		99,835
Assets held for sale		1,500				1,500
Goodwill and other assets		103,390	11,893	13,029	(1,859)	126,453
Total Assets	$187,849	$700,351	$121,722	$170,672	$(708,171)	$472,423

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		30,033	$3,830	$9,391	$(4,597)	38,657
Intercompany payables	$264,722				(264,722)
Other current liabilities		42,566	3,624	18,202		64,392
Total current liabilities	264,722	74,099	7,454	27,593	(269,319)	104,549
Long-term debt, excluding current maturities		353,500				353,500
Other liabilities	1,215	84,903		8,203	(1,859)	92,462
Total liabilities	265,937	512,502	7,454	35,796	(271,178)	550,511
Stockholders’ equity (deficit)	(78,088)	187,849	114,268	134,876	(436,993)	(78,088)
Total Liabilities and Stockholders’ Equity (Deficit)	$187,849	$700,351	$121,722	$170,672	$(708,171)	$472,423

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2006

Assets

Cash and cash equivalents			$90	$29,398	$(1,852)	$27,636
Accounts receivable, net		$51,660	5,817	25,271		82,748
Intercompany receivables		153,923	83,240	17,415	(254,578)
Inventories		56,823	5,519	17,754	(2,263)	77,833
Deferred income taxes		20,035		87		20,122
Other current assets		2,926	297	5,119		8,342
Total current assets		285,367	94,963	95,044	(258,693)	216,681
Investments in affiliated companies	$150,652	229,533	532	248	(380,965)
Property, plant and equipment, net		41,370	10,421	47,874		99,665
Goodwill and other assets		89,986	13,089	12,823	(1,778)	114,120
Total Assets	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt		$1,500				$1,500
Accounts payable		23,319	$4,312	$9,203	$(1,852)	34,982
Intercompany payables	$254,578				(254,578)
Other current liabilities		41,815	4,820	15,702		62,337
Total current liabilities	254,578	66,634	9,132	24,905	(256,430)	98,819
Long-term debt, excluding current maturities		349,375				349,375
Other liabilities	1,365	79,595		8,381	(1,778)	87,563
Total liabilities	255,943	495,604	9,132	33,286	(258,208)	535,757
Stockholders equity (deficit)	(105,291)	150,652	109,873	122,703	(383,228)	(105,291)
Total Liabilities and Stockholders’ Equity (Deficit)	$150,652	$646,256	$119,005	$155,989	$(641,436)	$430,466

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
For the Nine Months Ended September 30, 2007

Net cash provided by (used in) operating activities	$3,920	$(936)	$590	$13,330	$(2,745)	$14,159

Purchase of property, plant and equipment		(8,377)	(1,397)	(4,584)		(14,358)
Other		152	1,562	36		1,750
Net cash used in investing activities	—	(8,225)	165	(4,548)	—	(12,608)

Net borrowings under revolving credit facility		5,250				5,250
Repayment of term loan principal		(1,125)				(1,125)
Advances from (to) affiliates	(4,231)	5,036	(805)
Other	311					311
Net cash provided by (used in) financing activities	(3,920)	9,161	(805)	—	—	4,436

Net increase (decrease) in cash and cash equivalents			(50)	8,782	(2,745)	5,987
Cash and cash equivalents at beginning of period	—	—	90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$—	$—	$40	$38,180	$(4,597)	$33,623

For the Nine Months Ended September 30, 2006

Net cash provided by (used in) operating activities	$6,347	$(2,917)	$(1,274)	$12,830	$(2,835)	$12,151

Purchase of property, plant and equipment		(8,055)	(1,509)	(5,999)		(15,563)
Discontinued operations			32,644			32,644
Other		43	1	(443)		(399)
Net cash provided by (used in) investing activities	—	(8,012)	31,136	(6,442)	—	16,682

Net borrowings under revolving credit facility		53,000				53,000
Repayment of term loan principal		(78,820)		(4,653)		(83,473)
Advances from (to) affiliates	(7,544)	37,406	(29,862)
Other	1,197	(700)				497
Net cash provided by (used in) financing activities	(6,347)	10,886	(29,862)	(4,653)	—	(29,976)

Net increase (decrease) in cash and cash equivalents		(43)		1,735	(2,835)	(1,143)
Cash and cash equivalents at beginning of period		43		13,731	(837)	12,937
Cash and cash equivalents at end of period	$—	$—	$—	$15,466	$(3,672)	$11,794

NOTE 14:  SUBSEQUENT EVENTS

Discontinued Forestry Division.  On November 5, 2007, the Company sold its Forestry Division to Caterpillar Forest Products Inc., a wholly-owned subsidiary of Caterpillar Inc. The Company received consideration of $77.3 million for the sale.  Proceeds received upon completion of the transaction are subject to certain post-closing adjustments and will be utilized to reduce debt and pay applicable taxes and transaction fees.

The Company’s Forestry Division manufactured and distributed purpose-built timber harvesting equipment, industrial tractors and loaders. The Forestry Division is included in the Industrial and Power Equipment Segment in the accompanying financial statements. The Forestry Division will be reported as discontinued operations in subsequent financial statements.  Selected financial data for the Forestry Division included in the consolidated statement of income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Sales	$37,851	$45,278	$99,761	$131,193
Contribution to operating income	2,275	2,708	3,838	9,946
Plant closure costs	—	1,055	—	1,055

Total assets of the Forestry Division, included in the consolidated balance sheets, were $71.7 million at September 30, 2007 and $65.9 million at December 31, 2006.

The Company will recognize a gain on the sale from this transaction in the fourth quarter of this year. It is estimated that the gain on sale will be between $10 million and $12 million. Net cash proceeds after payment of taxes, fees and escrow requirements are estimated to be between $46 and $48 million.

2007 Amendment of Credit Agreements.  Effective November 5, 2007, the Company amended the terms of its senior credit facility agreements to provide the following:

•                  Permit the sale of the Forestry Division;

•                  Permit one-time exclusions related to the sale of the Forestry Division and related restructuring events with respect to certain covenant ratios;

•                  Authorize permitted acquisitions up to $100 million per acquisition, not to exceed $200 million over the term of the Agreement; and

•                  Reduce the maximum permitted Senior Leverage Ratio from 2.75 to 2.50 times trailing 12-month adjusted EBITDA.

In conjunction with this amendment, the Company paid its Senior Credit Facility lenders a $0.6 million fee, which will be recorded as deferred financing costs in the fourth quarter of 2007 and amortized over the remaining term of the agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Three months and nine months ended September 30, 2007 compared to three months and nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Sales	$166,910	$164,097	$481,349	$492,993
Gross profit	51,227	49,187	149,746	153,011
Operating income	22,595	18,657	62,817	64,956
Income from continuing operations	9,443	10,134	25,344	28,867
Income (loss) from discontinued operations	—	4,990	(53)	4,641
Net income	9,443	15,124	25,291	33,508

Income from continuing operations per diluted share	0.20	0.21	0.53	0.60
Income from discontinued operations per diluted share	0.00	0.11	0.00	0.10
Net income per diluted share	0.20	0.32	0.53	0.70

Sales in the three months ended September 30, 2007 increased $2.8 million, or 2%, from the same period in 2006. For the nine month period, sales decreased year-over-year by $11.6 million, or 2%.  During 2007, sales of the Company’s products to international markets have increased from the comparable periods in 2006.  Sales outside North America increased 20% in the three month period and 17% in the nine month period.  These stronger international sales were offset by declines in North American markets, primarily due to lower sales of timber harvesting equipment.  Demand for timber products and timber harvesting equipment continues to be weak in North America, due in part to the decline in housing starts.  Sales for the three month and nine month periods in North America declined by 14% and 17%, respectively, from the comparable periods in 2006.

Consolidated order backlog at September 30, 2007 was $91.2 million, compared to $73.3 million at December 31, 2006 and $93.5 million at September 30, 2006.

Gross profit increased by $2.0 million, or 4%, for the three month period, but decreased by $3.3 million, or 2%, for the nine month period.  As a percent of sales, gross margin increased to 30.7% for the three months compared to 30.0% for the same period in 2006.  Gross margin was 31.1% for the first nine months of 2007, compared to 31.0% for the first nine months of 2006.

The year-over-year change in consolidated gross profit is presented in the following table:

(Amounts in millions)	Three months Ended September 30	Nine months Ended September 30
2006 gross profit	$49.2	$153.0
Increase (decrease)
Sales volume	1.3	(2.5)
Price, cost and mix	0.7	(1.8)
Foreign currency translation	—	1.0
2007 gross profit	$51.2	$149.7

The changes attributed to sales volume reflect increases in unit sales outside of North America, offset by decreases in the U.S. and Canadian markets.  The combined effect of product price, cost and mix was favorable for the three month period, but was unfavorable for the nine month period, as cost increases outpaced productivity gains.  Changes in price and product mix have generally been favorable, but have been offset by higher costs.  Changes in steel prices were neutral for the three month period, but had an unfavorable effect estimated at $0.9 million for the nine month period compared to last year.  Higher costs in the current year also included increases for freight which were driven, in part, by higher energy costs.  In addition, the nine month period of 2007 includes $1.0 million of non-recurring expense related to consolidation within our logistics operations.

Selling, general and administrative (“SG&A”) expense was $28.6 million and $86.9 million for the three and nine month periods of 2007, respectively.  As a percent of sales, in 2007 SG&A increased to 17.2% for the three month period and to 18.1% for the nine month period compared to 15.7% and 16.9% for the respective periods in 2006.  The year-over-year increases of $2.9 million, or 11%, for the three months, and $3.7 million, or 4%, for the nine month period include $0.7 million and $1.6 million of additional expense in our foreign offices (primarily in Europe) as a result of movement in currency exchange rates.  Other year-over-year increases for the three and nine month periods include higher wages of $0.3 million and $0.8 million, respectively, and increases in performance-based compensation of $0.4 million and $1.0 million, respectively.  Stock-based compensation expense was $0.1 million lower for the three months, but was $0.4 million higher for the nine month period compared to the same periods last year.  Professional expenses have increased $0.7 million and $0.3 million during the three month and nine month periods, primarily due to higher legal expenses, partially offset by reductions in compliance-related audit fees.  Advertising expense has decreased year-over-year by $0.2 million for the three months and $0.5 million for the nine months.  For the nine month period, expense for R&D materials decreased $0.6 million.

Operating income increased $3.9 million for the three month period, with an operating margin of 13.5% compared to 11.4% in the three month period last year.  For the nine month period, operating income decreased by $2.1 million compared to the same period in 2006, with an operating margin of 13.1% compared to 13.2% last year.  Included in last year’s three and nine month periods were $4.8 million of nonrecurring expenses related to the redesign of U.S. retirement plans and plant closure costs.  Excluding these nonrecurring expenses in 2006, the comparable operating margin would have been 14.3% and 14.1% for the three and nine month periods, respectively.

Interest expense was $8.5 million and $25.3 million during the three months and nine months ended September 30, 2007, respectively, compared to $8.9 million and $27.2 million during the same periods in 2006.  The decreases in interest expense were due primarily to lower average outstanding debt balances.  Interest income of $0.4 million and $0.9 million for the three and nine month periods, respectively, was approximately four times last year’s levels due to the increase in cash balances at our foreign subsidiaries.

Other income was $0.7 million for the three and nine months of 2007 and was primarily attributable to gains on the sale of assets, including $0.4 million for a former manufacturing facility in Coffeyville, Kansas.  This compares to other expense of $0.3 million and other income of $0.8 million during the same periods of 2006, respectively.  Included in the nine month period of 2006 were proceeds from two insurance settlements.

The provision for income taxes on continuing operations was $5.7 million, with an effective tax rate of 37.8% on pre-tax book income, and $13.8 million, with an effective rate of 35.3%, respectively, in the three and nine month periods ended September 30, 2007.  For the three and nine month periods last year we recorded a tax benefit of $0.6 million and a tax provision of $9.9 million, respectively.  Last year’s three month period reflected the nine month effect of implementing tax planning initiatives with higher anticipated deductions and exclusions, and the effective tax rate for the nine month period was 25.5%.  During the nine months ended September 30, 2007, the federal net operating loss carryforward was fully used to offset U.S. taxable income and hence U.S. income taxes for subsequent periods, including the three months ended September 30, 2007, will require settlement in cash.  We utilized available net operating loss and tax credit carryforwards to offset cash taxes payable in the U.S. during all other periods presented.

Discontinued operations consisted entirely of our former Lawnmower segment, which operated through July 26, 2006.  In the current year, the loss from discontinued operations was $0.1 million for the nine month period.  This loss primarily reflects costs of continuing to own the idle manufacturing facility for this segment while it was being marketed for sale.  This facility was sold in September 2007 for cash proceeds of $1.6 million.  Income of $5.0 million ($0.11 per diluted share) and $4.6 million ($0.10 per diluted share), respectively, was recognized for the three and nine month periods in 2006.  The 2006 pre-tax income of $12.8 million and $12.2 million, respectively, included a $17.7 million pre-tax gain on the disposal of net assets, partially offset by severance and pension curtailment costs related to the impending plant closure associated with the sale of the business announced on June 30, 2006.

Segment Results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2007	2006	2007	2006
Sales:
Outdoor Products	$122,112	$111,481	$361,085	$340,400
Industrial and Power Equipment	44,984	52,747	120,789	153,226
Inter-Segment elimination	(186)	(131)	(525)	(633)
Total sales	$166,910	$164,097	$481,349	$492,993

Operating income:
Outdoor Products	$23,667	$23,532	$71,401	$71,437
Industrial and Power Equipment	2,831	3,949	5,617	11,980
Inter-Segment elimination	—	56	—	29
Contribution from segments	26,498	27,537	77,018	83,446
Corporate expenses	(3,903)	(4,078)	(14,201)	(13,688)
Retirement plan redesign	—	(3,747)	—	(3,747)
Plant closure costs	—	(1,055)	—	(1,055)
Operating income	$22,595	$18,657	$62,817	$64,956

Outdoor Products Segment.  Sales for the Outdoor Products segment in the three months ended September 30, 2007 increased $10.6 million, or 10%, compared to the same period of 2006.  Sales for the segment in the nine months ended September 30, 2007 increased $20.7 million, or 6%, compared to the same period of 2006.

Strong international market conditions led to year-over-year increases in unit volume across most product categories.  This volume increase resulted in an increase in sales of $6.1 million for the three month period and $10.4 million for the nine month period compared to the same periods last year.  Compared to last year, improvements in average selling prices generated additional sales revenue of $2.5 million for the quarter and $4.7 million for the nine month period.  Additionally, the year-over-year effect from foreign currency translation on sales, due primarily to movement of exchange rates involving European currencies, was $2.0 million favorable for the three month period and $5.6 million favorable for the nine month period.  Geographically, sales grew outside the U.S. by 14% and 12% for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006.  Sales within the U.S. were flat for the three month period on a year-over-year basis, but were 5% lower for the nine month period due to lower volume in the first quarter.  Sales of outdoor care parts and accessories increased 28% in the third quarter compared to last year and were 8% higher on a year to date basis.  Sales of chainsaw components and accessories increased by 8% and 6% for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods of 2006.  Sales of concrete cutting products increased by 3% for the comparable three month period and were 5% higher than the nine month period last year.  Order backlog for the segment was $67.6 million at September 30, 2007 compared to $54.8 million at December 31, 2006 and $64.8 million at September 30, 2006.

Segment contribution to operating income increased $0.1 million for the three month period and was flat for the nine month period compared to the same periods last year.  For the three month period, the operating margin was 19.4% compared to 21.1% last year.  For the nine month period the operating margin was 19.8% of sales compared to 21.0% for the same period in 2006.  The increase in sales volume generated an additional $3.1 million of income for the three month period and an increase of $5.7 million for the nine month period compared to last year. For both periods, the favorable effect of higher sales volumes was largely offset by the unfavorable net effects from price and cost, product mix and foreign exchange rates.  The net effect of changes in selling price, cost and mix had an unfavorable effect of $0.3 million and $3.4 million, respectively, compared to the three and nine month periods in 2006, with increases in freight costs being a primary factor.  Segment contribution for the nine month period in 2007 also included a non-recurring expense related to consolidation of logistics operations in the U.S., which is expected to improve customer service and reduce future logistical expenses.  The net effect of foreign exchange was unfavorable $0.6 million and $0.5 million, respectively, for the three and nine month periods.  During both periods of 2007, the U.S. dollar was weaker compared to European currencies during the same periods of 2006, providing a positive effect on sales.  However, the favorable effect on sales was more than offset by the negative effect from the weaker U.S. dollar that resulted in increased product costs and operating expenses, after translation to U.S. Dollars, for our European sales offices and in our Brazilian and Canadian manufacturing plants.  SG&A expense increased $2.7 million and $3.4 million, respectively, largely due to increases in compensation costs and higher legal fees.

Industrial and Power Equipment Segment.  Sales for the Industrial and Power Equipment segment decreased $7.8 million, or 15%, and $32.4 million, or 21%, respectively, in the three and nine month periods ended September 30, 2007, compared to the same periods of 2006.

The year-over-year sales decline was caused primarily by lower unit sales volume of our timber harvesting equipment, with negative impacts of $8.0 million and $33.7 million for the three and nine month periods.  The volume decrease occurred across most product lines.  Geographically, sales in North America decreased 24% and 27% year-over-year for the three and nine month periods, respectively.  Weaker timber markets, caused in part by a decline in U.S. housing starts, were the primary reason for the market decline in these products, and shipments in the first quarter of 2007 were further impacted by an inventory reduction at the dealer level.  These decreases were partially offset by an increase in sales volume outside North America and by improvements in price and mix.  Compared to last year, sales of timber harvesting equipment outside North America increased $4.0 million, or 122%, and $7.2 million, or 80%, for the three and nine month periods, and were strongest in Latin America.  Sales outside North America represented 19% of our total timber harvesting equipment sales in the three months ended September 30, 2007 and 16% for the nine month period of 2007.  Sales of our rotational bearings and swing drive products were also lower compared to last year, with lower unit volumes of $0.8 million and $3.7 million, respectively, for the three and nine month periods of 2007 compared to 2006.  These decreases in sales volume of gear components were partially offset by improvements in price and product mix.  Order backlog for the segment was $23.6 million at September 30, 2007 compared to $18.5 million at December 31, 2006 and $28.7 million at September 30, 2006.

Three month segment contribution to operating income decreased $1.1 million, to 6.3% of sales, compared to 7.5% of sales last year.  For the nine month period, segment contribution to operating income decreased $6.4 million, to 4.7% of sales, compared to 7.8% last year.  For both the three and nine month periods, lower sales volume was partially offset by improvements in selling prices, product mix and the reduction of plant overhead, partially resulting from the closure of one of the segment’s manufacturing plants in 2006.  The effect of changes in steel prices was minimal year-over-year for the three month period, but had an estimated adverse effect of $0.6 million for the nine months.

Corporate Expense.  Corporate expense for the three and nine month periods ended September 30, 2007 was $3.9 million and $14.2 million, respectively, representing a decrease of $0.2 million for the three months and an increase of $0.5 million for the nine months compared to both periods last year.  Stock-based compensation expense was $0.6 million and $3.3 million, respectively, for the three and nine month periods, $0.1 million lower and $0.4 million higher than the same periods last year.  Awards typically vest over three years and the expense is weighted more heavily in the period of grant because of the number of grantees who are retirement-eligible at the grant date.  Under SFAS No. 123(R), the fair value of stock awards must be expensed immediately at the grant date for retirement-eligible grantees.  The year-over-year decrease for the three months ended September 30, 2007 was due to prior year grant activity receiving this accelerated expense treatment.  Generally, however, our stock-based compensation expense is expected to increase during the three year period ending December 31, 2008, largely as a result of adding expense for new grants to the ongoing period expense of awards made since the adoption of SFAS No. 123(R) in 2006.  Stock-based compensation expense for the fiscal year 2007 is expected to be approximately $3.8 million compared to $3.3 million for the year 2006.  Salaries and performance-based compensation increased $0.2 million and $0.6 million year-over-year for the three and nine month periods, respectively, reflecting annual wage increases and additional staffing.  Benefit expenses decreased $0.2 million and $0.4 million during the three and nine month periods.   Expenses for professional services decreased $0.2 million and $0.3 million, respectively, for the three and nine month periods due to a decrease in compliance-related audit services.

Financial Condition, Liquidity and Capital Resources

Total debt at September 30, 2007 was $355.0 million compared to $350.9 million at December 31, 2006.  As of September 30, 2007, outstanding debt consisted of a revolving credit facility balance of $32.3 million, a term loan of $147.8 million and senior subordinated notes of $175.0 million.  The net funds borrowed during the first nine months of 2007 were used to support capital spending and increases in working capital, and to make contributions to our domestic pension plan.

Interest expense was $25.3 million in the nine months ended September 30, 2007, a decrease of $2.0 million compared to the same period of 2006.  The decrease primarily reflects the favorable effect from a reduction in the average principal amount of debt outstanding.  Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The interest rate is fixed at 8 7/8% on the senior subordinated notes.  Our weighted average interest rate on all debt was 8.08% as of September 30, 2007 compared to 7.99% as of December 31, 2006.  Cash paid for interest in the first nine months of 2007 was $27.1 million compared to $29.3 million in the same period of 2006.

2006 Amendment to Credit Facilities.  On March 23, 2006, we amended certain terms of our senior credit facilities.  This amendment included the following changes to the term notes and revolving credit facility:

•                  Maximum availability under the revolving credit facility was increased from $100.0 million to $150.0 million;

•                  Variable interest rates were reduced by 0.75% for the term loan and by 1.00% for the revolving credit facility, letter of credit fees were reduced by 0.75%, and unused line fees were reduced by 0.125%;

•                  Certain financial covenants were modified, including increases to the amounts that may be expended for acquisitions, dividends and purchase of Company stock, as well as modifications to certain financial ratio requirements; and

•                  The Company incurred fees and third party costs of $0.7 million related to the amendment.

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

The revolving credit facility provides total available borrowings up to $150.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio.  As of September 30, 2007, we had the ability to borrow an additional $102.9 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowings and at the individual maturity dates for any LIBOR-based term borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.4 million, with a final payment of $143.3 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment requirements related to the sale of our assets or the issuance of stock under certain circumstances, and upon the Company’s annual generation of excess cash flow as determined under the credit agreement.  These credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness and the sale of stock or assets.  The Company was in compliance with all debt covenants as of September 30, 2007.

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

Cash and cash equivalents at September 30, 2007 were $33.6 million compared to $27.6 million at December 31, 2006.  The $6.0 million increase in our cash balance during the first nine months of 2007 compares to a decrease of $1.1 million during the same period of 2006.

Cash flows from operating activities are summarized in the following table:

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Income from continuing operations	$25,344	$28,867
Non-cash items	24,525	25,601
Subtotal	49,869	54,468
Changes in assets and liabilities, net	(34,416)	(38,649)
Discontinued operations, net	(1,294)	(3,668)
Cash provided by operating activities	$14,159	$12,151

Non-cash items consist of expenses for depreciation of property, plant and equipment, amortization and other non-cash charges, stock compensation expense, deferred income taxes and the tax benefit from exercise of stock options.

Cash provided by operating activities during the nine months ended September 30, 2007 of $14.2 million included the following:

•                  Income from continuing operations decreased $3.5 million from the prior year.

•                  Non-cash items decreased $1.1 million, primarily due to last year’s unusual non-cash pension curtailment expense.  This year’s non-cash items also included:

•                  Depreciation expense of $14.2 million, representing an increase of 12% compared to last year

•                  Amortization of deferred financing costs of $2.9 million

•                  Stock-based compensation expense of $3.3 million

•                  Deferred income taxes of $4.7 million

•                  Changes in assets and liabilities, net, included the following items:

•                  An $11.4 million increase in receivables

•                  A $12.4 million increase in inventories

•                  A combined increase in accounts payable and accrued expenses of $7.2 million

•                  A $14.8 million decrease in other liabilities, including contributions of $18.8 million to our funded pension plans

•                  A $2.9 million increase in other assets

•                  Discontinued operations used $1.3 million in cash.

Cash provided by operating activities during the nine months ended September 30, 2006 of $12.2 million included the following:

•                  Income from continuing operations of $28.9 million.

•                  Non-cash items were $25.6 million and included the following:

•                  Depreciation expense of $12.7 million

•                  Amortization of deferred financing costs of $2.7 million

•                  Stock-based compensation expense of $2.9 million

•                  Pension curtailment charges of $3.2 million

•                  Deferred income taxes of $4.0 million

•                  Changes in assets and liabilities, net, included the following items:

•                  A $10.8 million increase in receivables

•                  A $5.3 million increase in inventories

•                  A combined decrease in accounts payable and accrued expenses of $13.7 million, reflecting a decrease in the purchase of raw materials and other inventory, and an increase in accrued interest expense primarily due to our debt securities

•                  A decrease in other liabilities of $8.8 million, primarily due to contributions made to our funded pension plans

•                  Discontinued operations used $3.7 million in net cash.

Cash taxes paid during the first nine months of 2007 were $10.5 million compared to $6.9 million for the same period in 2006.  As of June 2007, our U.S. federal net operating loss carryforwards were fully utilized, resulting in a year-over-year increase of cash tax payments.

Cash flows from investing activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Proceeds from sale of property, plant and equipment	$1,750	$104
Acquisition of business	—	(503)
Purchases of property, plant and equipment	(14,358)	(15,563)
Discontinued operations	—	32,644
Cash provided by (used in) investing activities	$(12,608)	$16,682

Cash used in investing activities in the first nine months of 2007 was $12.6 million and included the following:

•                  Proceeds from the sale of property, plant and equipment includes $1.6 million from the sale of a former manufacturing facility in Coffeyville, Kansas.

•                  Purchases of property, plant and equipment primarily represents expanded manufacturing capacity and productivity improvements, but also include routine replacement of equipment.  In the nine months ended September 30, 2007, we spent $7.2 million related to capacity, including $2.7 million for our plant in China.  We also spent $2.7 million related to consolidation of North American logistics in our Outdoor Products segment.  During 2007, we expect to invest $20.0 million to $23.0 million in available cash for capital expenditures, primarily capacity expansion, ongoing productivity and cost improvements in our manufacturing processes, routine replacement of machinery and equipment and replacement of tooling used in production processes.

The 2006 activity includes the following:

•                  The purchase of Votec Engineering AB, a European manufacturer of harvester heads, for $0.5 million.

•                  Purchases of property, plant and equipment of $15.6 million.  This included $9.2 million related to capacity, with $4.8 million invested at our manufacturing facility in China, primarily for the installation of equipment to ramp up production capacity.

•                  Cash provided from discontinued operations was $32.6 million.  On July 27, 2006, we sold certain assets and liabilities of Dixon to Husqvarna.  Blount received preliminary proceeds of $33.9 million upon the closing of the transaction, which were used to reduce debt, fund the closure of Dixon’s Coffeyville, Kansas facility and pay transition costs and transaction fees.  The preliminary proceeds received were subject to certain post-closing adjustments under the terms of the related asset purchase agreement.

Cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Net increase (decrease) in debt	$4,125	$(30,473)
Debt agreement amendment costs	—	(700)
Proceeds and tax benefits from the exercise of stock options	311	1,197
Cash provided by (used in) financing activities	$4,436	$(29,976)

Cash provided by financing activities in the first nine months of 2007 was $4.4 million compared to $30.0 million of cash used in the comparable period of 2006.  The 2007 activity included the following:

•                  Net borrowing of $5.3 million on our revolving credit facility to support operations

•                  Required repayments of $1.1 million on our term loan

•                  Exercise of stock options that generated $0.3 million

The 2006 activity included the following:

•                  A net draw down of $53.0 million on our revolving credit facility.  Draw downs were necessary to fund the reduction of term loan debt as part of the amendment to our senior credit facilities that occurred in March 2006 and to support operations, and were partially offset by repayments using proceeds from the sale of our Lawnmower segment;

•                  Payments of $83.5 million of principal on our term loan debt, which included $1.3 million of scheduled payments and $82.1 million related to the March 2006 amendment of our senior credit facilities;

•                  Expenditures of $0.7 million incurred in connection with the March 2006 amendment to our senior credit facilities; and

•                  Exercise of stock options that generated $1.2 million, consisting of $0.7 million of proceeds from the exercise of stock options and a related $0.5 million of tax benefit from these exercises.

Subsequent Events

Discontinued Forestry Division.  On November 5, 2007, the Company sold its Forestry Division to Caterpillar Forest Products Inc., a wholly-owned subsidiary of Caterpillar Inc. The Company received consideration of $77.3 million for the sale.  Proceeds received upon completion of the transaction are subject to certain post-closing adjustments and will be utilized to reduce debt and pay applicable taxes and transaction fees.

Our Forestry Division manufactured and distributed purpose-built timber harvesting equipment, industrial tractors and loaders. The Forestry Division is included in the Industrial and Power Equipment Segment in the accompanying financial statements. The Forestry Division will be reported as discontinued operations in subsequent financial statements.  Selected financial data for the Forestry Division included in the consolidated statement of income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Sales	$37,851	$45,278	$99,761	$131,193
Contribution to operating income	2,275	2,708	3,838	9,946
Plant closure costs	—	1,055	—	1,055

Total assets of the Forestry Division, included in the consolidated balance sheets, were $71.7 million at September 30, 2007 and $65.9 million at December 31, 2006.

The Company will recognize a gain on the sale from this transaction in the fourth quarter of this year. It is estimated that the gain on sale will be between $10 million and $12 million. Net cash proceeds after payment of taxes, fees and escrow requirements are estimated to be between $46 and $48 million.

2007 Amendment of Credit Agreements.  Effective November 5, 2007, we amended the terms of our senior credit facility agreements to provide the following:

•                  Permit the sale of the Forestry Division;

•                  Permit one-time exclusions related to the sale of the Forestry Division and related restructuring events with respect to certain covenant ratios;

•                  Authorize permitted acquisitions up to $100 million per acquisition, not to exceed $200 million over the term of the Agreement; and

•                  Reduce the maximum permitted Senior Leverage Ratio from 2.75 to 2.50 times trailing 12-month adjusted EBITDA.

In conjunction with this amendment, the Company paid its Senior Credit Facility lenders a $0.6 million fee, which will be recorded as deferred financing costs in the fourth quarter of 2007 and amortized over the remaining term of the agreements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2006, except as follows:

Effective January 1, 2007, we account for uncertain tax positions in accordance with FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many assumptions and judgments regarding our income tax exposures.  Interpretations of income tax laws and regulations and guidance surrounding them change over time.  Changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.  See Note 5 to the consolidated financial statements for additional information on our uncertain tax positions and the impact of adopting FIN No. 48.

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

Dated: November 9, 2007