Form 10-Q
period 2008-03-31
BLOUNT INTERNATIONAL INC
filed 2008-05-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of $0.01 par value common stock as of April 28, 2008 was 47,385,482 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2008	2007

Sales	$133,207	$118,316
Cost of sales	90,729	78,261
Gross profit	42,478	40,055
Selling, general and administrative expenses	25,809	23,860
Operating income	16,669	16,195
Interest income	342	219
Interest expense	(6,812)	(8,276)
Other income, net	87	72
Income from continuing operations before income taxes	10,286	8,210
Provision for income taxes	3,397	3,046
Income from continuing operations	6,889	5,164
Discontinued operations:
Loss before taxes from discontinued operations	(85)	(806)
Income tax benefit	(32)	(308)
Loss from discontinued operations	(53)	(498)
Net income	$6,836	$4,666

Basic income (loss) per share:
Continuing operations	$0.14	$0.11
Discontinued operations	—	(0.01)
Net income	$0.14	$0.10

Diluted income (loss) per share:
Continuing operations	$0.14	$0.11
Discontinued operations	—	(0.01)
Net income	$0.14	$0.10

Weighted average shares used in per share calculations:
Basic	47,303	47,273
Diluted	48,096	48,015

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$42,455	$57,589
Accounts receivable, net of allowance for doubtful accounts of $2,408 and $2,181, respectively	73,374	67,818
Inventories, net	75,370	70,273
Deferred income taxes	6,000	5,536
Other current assets	15,490	16,393
Total current assets	212,689	217,609
Property, plant and equipment, net	90,684	89,729
Goodwill	48,984	48,984
Deferred financing costs	9,693	10,698
Deferred income taxes	15,289	14,849
Other assets	30,141	30,080
Total Assets	$407,480	$411,949

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,242	$1,242
Accounts payable	26,459	29,799
Accrued expenses	46,296	57,447
Deferred income taxes	571	533
Total current liabilities	74,568	89,021
Long-term debt, excluding current maturities	295,448	295,758
Employee benefit obligations	48,784	48,948
Other liabilities	32,486	32,368
Total liabilities	451,286	466,095
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,332,749 and 47,291,647 outstanding, respectively	473	473
Capital in excess of par value of stock	577,559	575,595
Accumulated deficit	(611,311)	(618,147)
Accumulated other comprehensive loss	(10,527)	(12,067)
Total stockholders’ deficit	(43,806)	(54,146)
Total Liabilities and Stockholders’ Deficit	$407,480	$411,949

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Income from continuing operations	$6,889	$5,164
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation of property, plant and equipment	4,964	3,958
Amortization, stock compensation and other non-cash charges	2,779	2,747
Excess tax benefit from share-based compensation	(76)	(39)
Deferred income taxes	15	641
Loss on disposal of property, plant, and equipment	4	3
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,662)	2,982
(Increase) decrease in inventories	(5,097)	(10,553)
(Increase) decrease in other assets	757	1,877
Increase (decrease) in accounts payable	(3,340)	126
Increase (decrease) in accrued expenses	(9,675)	(10,508)
Increase (decrease) in other liabilities	1,496	(1,230)
Discontinued operations	(907)	(7,722)
Net cash used in operating activities	(10,853)	(12,554)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	3
Purchases of property, plant and equipment	(5,886)	(5,272)
Discontinued operations	1,725	(228)
Net cash used in investing activities	(4,161)	(5,497)

Cash flows from financing activities:
Net borrowings under revolving credit facility	—	17,025
Repayment of term loan principal	(310)	(375)
Excess tax benefit from share-based compensation	76	39
Proceeds from exercise of stock options	114	139
Net cash (used in) provided by financing activities	(120)	16,828

Net decrease in cash and cash equivalents	(15,134)	(1,223)
Cash and cash equivalents at beginning of period	57,589	27,636
Cash and cash equivalents at end of period	$42,455	$26,413

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2007	47,292	$473	$575,595	$(618,147)	$(12,067)	$(54,146)

Net income				6,836		6,836
Other comprehensive income (loss):
Foreign currency translation adjustment					1,577	1,577
Unrealized losses					(36)	(36)
Pension liability adjustment					(1)	(1)
Comprehensive income, net						8,376
Stock options, stock appreciation rights and restricted stock	41		191			191
Stock compensation expense			1,773			1,773
Balance March 31, 2008	47,333	$473	$577,559	$(611,311)	$(10,527)	$(43,806)

Other comprehensive income was $1.5 million for the three months ended March 31, 2008 and $39 thousand for the three months ended March 31, 2007.

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

The accompanying financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2:  DISCONTINUED OPERATIONS

Discontinued Forestry Division.  On November 5, 2007, we sold our Forestry Division, which constituted the majority of our Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million.  Under the terms of the related purchase agreement, $8.8 million of the gross proceeds are initially held in escrow for up to three years from the transaction date.  We recognized a pretax gain of $26.0 million net of related transaction expenses on the sale in 2007.  Prior to its treatment as discontinued operations, this division accounted for 18% of our consolidated sales for the first three months of 2007.  The Forestry Division is reported as discontinued operations for all periods presented.  This division was headquartered in Zebulon, North Carolina and manufactured and marketed timber harvesting and handling equipment and industrial tractors and loaders.  The division had manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; and Söderhamn, Sweden.  The sale included the disposition of the Forestry Division’s recorded goodwill in the amount of $22.9 million.  The Company retained certain liabilities related to the business, as well as an idle manufacturing facility located in Menominee, Michigan.  In December 2007, the land and building in Menominee, Michigan were sold for net cash proceeds of $0.5 million.

Discontinued operations are summarized as follows:

	Three months ended March 31,
(Amounts in thousands)	2008	2007
Sales	$—	$26,252
Operating loss before taxes from discontinued operations	(85)	(806)
Income tax benefit	(32)	(308)
Loss from discontinued operations	$(53)	$(498)

NOTE 3:  INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2008	2007
Raw materials and supplies	$9,674	$9,297
Work in progress	13,341	14,701
Finished goods	52,355	46,275
Total inventories	$75,370	$70,273

NOTE 4:  LONG TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2008	2007
Revolving credit facility	$—	$—
Term loans	121,690	122,000
8 7/8% senior subordinated notes	175,000	175,000
Total debt	296,690	297,000
Less current maturities	(1,242)	(1,242)
Long-term debt	$295,448	$295,758

The weighted average interest rate on outstanding debt as of March 31, 2008 was 7.23%.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at any time after August 1, 2008 at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100.000% August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 13.

Senior Credit Facilities.  The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003.  The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments.  The senior credit facilities consist of a revolving credit facility and a term loan facility.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2008, the Company had the ability to borrow an additional $145.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $118.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of March 31, 2008.

The amended and restated senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement.

Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities.  The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc.  Blount, Inc. has also pledged 65% of the stock of each of its non-domestic subsidiaries as additional collateral.

NOTE 5:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium.  The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees.  The components of net periodic benefit cost for these plans, including amounts recognized both in continuing and discontinued operations, are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2008	2007	2008	2007
Service cost	$996	$907	$72	$95
Interest cost	2,740	2,569	539	479
Expected return on plan assets	(3,565)	(3,218)	—	—
Amortization of prior service cost	(2)	(3)	2	2
Amortization of net actuarial losses	255	384	222	188
Total net periodic benefit cost	$424	$639	$835	$764

As of December 31, 2006, the Company implemented a redesign of its domestic retirement plans, including a freeze of its defined benefit pension plan and the associated nonqualified plan.  Effective January 1, 2007, employees who currently participate in the plans ceased accruing benefits and new employees are not eligible to participate.  All retirement benefits accrued up to the time of the freeze were preserved.  The Company expects to contribute a total of approximately $3 million to $4 million to its funded pension plans during 2008.

The Company also sponsors a defined contribution 401(k) plan covering most employees in the U.S.  In conjunction with the redesign of its domestic retirement plans, the defined contribution 401 (k) plan was amended to provide for an additional annual Company contribution of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service.  The new contribution is made whether or not the employee contributes to the plan.  In addition, the Company intends to continue to match employee contributions to 401(k) accounts up to 4.5% of base compensation.

NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

March 31,
(Amounts in thousands)	2008
Warranty reserve	$145
Letters of credit outstanding	4,800
Third party financing agreements (1)	1,630
Total guarantees and other commercial commitments	$6,575

(1)  Represents contingent guarantees under various third party financing agreements.

Changes in the warranty reserve are as follows:

March 31,
(Amounts in thousands)	2008
Balance at December 31, 2007	$160
Accrued warranty expense	87
Payments made (in cash or in-kind)	(102)
Balance at March 31, 2008	$145

The warranty reserve is included in accrued expenses on the consolidated balance sheet.  In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Notes 4 and 13).

The Company is a defendant in a number of product liability lawsuits involving both continuing operations and certain discontinued operations, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters and intellectual property rights.  In some instances, the Company is the plaintiff and is seeking recovery of damages. In others, the Company is a defendant against whom damages are being sought.  While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

NOTE 7:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
(Shares in thousands)	2008	2007
Shares for basic per share computation – weighted average common shares outstanding	47,303	47,273
Dilutive effect of common stock equivalents	793	742
Shares for diluted per share computation	48,096	48,015
Options and stock appreciation rights excluded from computation as anti-dilutive because they are out-of-the-money	2,101	1,766

NOTE 8:  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123(R), ‘‘Share-Based Payment’’ (“FAS No. 123(R)”).  The fair value of options and Stock Appreciation Rights (“SARs”) was estimated on the respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs was derived from the “simplified” method described in SEC Staff Accounting Bulletin No. 107 (“SAB 107”).  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life.  The expected volatility factors used are based on the historical volatility of the Company’s stock.  The expected dividend yield is based on historical information and management estimate.

The SARs, restricted stock and Restricted Stock Units (“RSUs”) generally vest ratably over a three year period.  Under certain conditions, stock options, SARs, RSUs and restricted stock granted by the Company are eligible for continued vesting after retirement of the employee.  FAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are retirement eligible prior to the completion of the vesting period.

The Company made the following awards during the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Stock appreciation rights granted	305	378
Shares of restricted stock granted	54	45
Restricted stock units granted	118	136

Aggregate fair value of SARs granted	$1,259	$1,605
Aggregate fair value of restricted stock and RSUs Granted	$2,052	$2,138
Effect of accelerated expense recognition due to grantee retirement-eligible status	$1,114	$1,378

The following assumptions were used to estimate the fair value of SARs:

	Three Months Ended March 31,
	2008	2007
Estimated average life	6 years	6 years
Risk-free interest rate	2.7%	4.5%
Expected volatility	32.4%	29.1%-29.3%
Weighted average volatility	32.4%	29.3%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$4.37	$4.50

As of March 31, 2008, the total unrecognized stock-based compensation expense related to previously granted awards was $3.3 million. The weighted-average period over which this expense is expected to be recognized is 1.3 years.  The Company’s policy upon the exercise of options, restricted stock awards, RSUs or SARs has been to issue new shares into the market place.

NOTE 9:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has one operating and reportable segment: Outdoor Products.  The corporate and other category includes centralized administrative functions and a gear components manufacturing business.  See also Note 2 regarding the disposition of the primary operating unit making up the Company’s former Industrial and Power Equipment segment. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment, lawnmower blades and accessories for yard care equipment.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three months ended March 31,
(Amounts in thousands)	2008	2007
Sales:
Outdoor Products	$126,227	$110,867
Other	6,980	7,449
Total sales	$133,207	$118,316

Operating income:
Outdoor Products	$21,739	$21,070
Other and central administration expenses	(5,070)	(4,875)
Operating income	$16,669	$16,195

NOTE 10:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Interest paid	$9,752	$11,000
Income taxes paid, net	2,835	2,639

NOTE 11:  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements.  The Company adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements.  As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In February 2008, FASB issued Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. FAS 157-1”).  The Company also adopted FSP No. FAS 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008.  Therefore, the adoption of  FAS No. 159 on January 1, 2008, had no immediate effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”).  FAS No. 141(R) replaces FAS No. 141, Business Combinations, and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The provisions of FAS No. 141(R) are effective for the Company on January 1, 2009.  The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”).  FAS No 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The provisions of FAS No. 160 are effective for the Company on January 1, 2009.    Earlier adoption is prohibited.  The adoption of FAS No. 160 is not anticipated to have a material impact on the financial position and results of operations of the Company.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The provisions of FAS No. 161 are effective for the Company on January 1, 2009.

NOTE 12:  ACQUISITION OF CARLTON HOLDINGS, INC.

On May 2, 2008, the Company acquired all of the voting and non-voting stock of Carlton Holdings, Inc. (“Carlton”) from its private shareholders.  Blount paid $64.7 million in cash for the stock, primarily funded through the Company’s revolving credit facility.  Carlton is a manufacturer of saw chain.  Carlton employs approximately 400 employees, most at its Oregon manufacturing facility, and distributes the majority of its products to international markets.  Carlton’s sales, operating income and depreciation and amortization for the last twelve months were approximately $57.1 million, $4.9 million and $2.2 million, respectively.

NOTE 13:  CONSOLIDATING FINANCIAL INFORMATION

See Note 4 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2008
Sales	$—	$94,683	$10,444	$61,941	$(33,861)	$133,207
Cost of sales	—	68,490	8,880	46,387	(33,028)	90,729
Gross profit	—	26,193	1,564	15,554	(833)	42,478
Selling, general and administrative expenses	—	15,976	1,013	8,820	—	25,809
Operating income	—	10,217	551	6,734	(833)	16,669
Other, net	(4,550)	(1,788)	136	(181)	—	(6,383)
Income (loss) from continuing operations before income taxes	(4,550)	8,429	687	6,553	(833)	10,286
Provision (benefit) for income taxes	(2,162)	3,754	326	1,479	—	3,397
Income (loss) from continuing operations	(2,388)	4,675	361	5,074	(833)	6,889
Loss from discontinued operations	—	(53)	—	—	—	(53)
Equity in earnings of affiliated companies	9,224	4,602	25	—	(13,851)	—
Net income	$6,836	$9,224	$386	$5,074	$(14,684)	$6,836

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2007
Sales	$—	$84,592	$11,774	$74,799	$(52,849)	$118,316
Cost of sales	—	61,321	9,728	59,210	(51,998)	78,261
Gross profit	—	23,271	2,046	15,589	(851)	40,055
Selling, general and administrative expenses	—	15,159	1,129	7,572	—	23,860
Operating income	—	8,112	917	8,017	(851)	16,195
Other, net	(5,859)	(2,509)	144	239	—	(7,985)
Income (loss) from continuing operations before income taxes	(5,859)	5,603	1,061	8,256	(851)	8,210
Provision (benefit) for income taxes	(2,168)	2,741	399	2,074	—	3,046
Income (loss) from continuing operations	(3,691)	2,862	662	6,182	(851)	5,164
Income (loss) from discontinued operations	—	(699)	(34)	235	—	(498)
Equity in earnings of affiliated companies	8,357	6,194	68	—	(14,619)	—
Net income	$4,666	$8,357	$696	$6,417	$(15,470)	$4,666

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

March 31, 2008

Assets

Cash and cash equivalents	$—	$1,585	$—	$40,870	$—	$42,455
Accounts receivable, net	—	35,193	5,683	32,498	—	73,374
Intercompany receivables	—	174,642	81,665	11,035	(267,342)	—
Inventories	—	45,985	7,131	23,434	(1,180)	75,370
Other current assets	—	12,906	190	8,394	—	21,490
Total current assets	—	270,311	94,669	116,231	(268,522)	212,689
Investments in affiliated companies	224,713	250,464	827	—	(476,004)	—
Property, plant and equipment, net	—	32,948	10,603	47,133	—	90,684
Goodwill and other assets	—	81,507	11,884	12,632	(1,916)	104,107
Total Assets	$224,713	$635,230	$117,983	$175,996	$(746,442)	$407,480

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$1,242	$—	$—	$—	$1,242
Accounts payable	—	12,400	2,883	11,176	—	26,459
Intercompany payables	267,342	—	—	—	(267,342)	—
Other current liabilities	—	29,851	3,333	13,683	—	46,867
Total current liabilities	267,342	43,493	6,216	24,859	(267,342)	74,568
Long-term debt, excluding current maturities	—	295,448	—	—	—	295,448
Other liabilities	1,177	71,576	—	10,433	(1,916)	81,270
Total liabilities	268,519	410,517	6,216	35,292	(269,258)	451,286
Stockholders’ equity (deficit)	(43,806)	224,713	111,767	140,704	(477,184)	(43,806)
Total Liabilities and Stockholders’ Equity (Deficit)	$224,713	$635,230	$117,983	$175,996	$(746,442)	$407,480

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2007

Assets

Cash and cash equivalents	$—	$10,512	$121	$46,956	$—	$57,589
Accounts receivable, net	—	34,885	4,881	28,052	—	67,818
Intercompany receivables	—	179,631	82,438	4,838	(266,907)	—
Inventories	—	41,877	6,860	21,884	(348)	70,273
Other current assets	—	13,843	216	7,870	—	21,929
Total current assets	—	280,748	94,516	109,600	(267,255)	217,609
Investments in affiliated companies	213,950	243,745	852	248	(458,795)	—
Property, plant and equipment, net	—	31,345	10,330	48,054	—	89,729
Goodwill and other assets	—	82,046	11,893	12,559	(1,887)	104,611
Total Assets	$213,950	$637,884	$117,591	$170,461	$(727,937)	$411,949

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$1,242	$—	$—	$—	$1,242
Accounts payable	—	15,835	3,857	10,107	—	29,799
Intercompany payables	266,907	—	—	—	(266,907)	—
Other current liabilities	—	39,264	3,568	15,148	—	57,980
Total current liabilities	266,907	56,341	7,425	25,255	(266,907)	89,021
Long-term debt, excluding current maturities	—	295,758	—	—	—	295,758
Other liabilities	1,189	71,835	—	10,179	(1,887)	81,316
Total liabilities	268,096	423,934	7,425	35,434	(268,794)	466,095
Stockholders equity (deficit)	(54,146)	213,950	110,166	135,027	(459,143)	(54,146)
Total Liabilities and Stockholders’ Equity (Deficit)	$213,950	$637,884	$117,591	$170,461	$(727,937)	$411,949

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2008

Net cash provided by (used in) operating activities	$2,151	$(7,506)	$(91)	$(5,407)	$—	$(10,853)

Purchase of property, plant and equipment	—	(3,676)	(660)	(1,550)	—	(5,886)
Discontinued operations	—	1,725	—	—	—	1,725
Net cash used in investing activities	—	(1,951)	(660)	(1,550)	—	(4,161)

Repayment of term loan principal	—	(310)	—	—	—	(310)
Advances from (to) affiliates	(2,341)	840	630	871	—	—
Other	190	—	—	—	—	190
Net cash provided by (used in) financing activities	(2,151)	530	630	871	—	(120)

Net decrease in cash and cash equivalents	—	(8,927)	(121)	(6,086)	—	(15,134)
Cash and cash equivalents at beginning of period	—	10,512	121	46,956	—	57,589
Cash and cash equivalents at end of period	$—	$1,585	$—	$40,870	$—	$42,455

Three Months Ended March 31, 2007

Net cash provided by (used in) operating activities	$2,137	$(17,502)	$(1,054)	$6,019	$(2,154)	$(12,554)

Purchase of property, plant and equipment	—	(3,449)	(274)	(1,549)	—	(5,272)
Discontinued operations	—	(191)	—	(37)	—	(228)
Other	—	—	—	3	—	3
Net cash used in investing activities	—	(3,640)	(274)	(1,583)	—	(5,497)

Net borrowings under revolving credit facility	—	17,025	—	—	—	17,025
Repayment of term loan principal	—	(375)	—	—	—	(375)
Advances from (to) affiliates	(2,315)	4,492	1,238	(3,415)	—	—
Other	178	—	—	—	—	178
Net cash provided by (used in) financing activities	(2,137)	21,142	1,238	(3,415)	—	16,828

Net increase (decrease) in cash and cash equivalents	—	—	(90)	1,021	(2,154)	(1,223)
Cash and cash equivalents at beginning of period	—	—	90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$—	$—	$—	$30,419	$(4,006)	$26,413

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months ended March 31, 2008 (unaudited) compared to three months ended March 31, 2007 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year over year change.

	Three months ended
	March 31,
(Amounts in millions)	2008	2007	Change		Contributing Factor

Sales	$133.2	$118.3	$14.9
				$10.2	Sales volume
				1.7	Selling price and mix
				3.0	Foreign currency translation

Gross profit	42.5	40.1	2.4
Gross margin	31.9%	33.9%		5.0	Sales volume
				1.7	Selling price and mix
				(3.6)	Product cost and mix
				0.9	Warehouse consolidation costs
				(1.6)	Foreign currency translation

Selling, general and administrative expenses (“SG&A”)	25.8	23.9	1.9
				0.6	Compensation expense
				0.9	Severance costs
				(0.8)	Professional services
				1.2	Foreign currency translation

Operating income	16.7	16.2	0.5
Operating margin	12.5%	13.7%		2.4	Increase in gross profit
				(1.9)	Increase in SG&A

Income from continuing operations	6.9	5.2	1.7
				0.5	Increase in operating income
				1.6	Decrease in net interest expense
				(0.4)	Increase in income tax provision

Loss from discontinued operations	(0.1)	(0.5)	0.4
				0.7	Increase in operating results
				(0.3)	Decrease in income tax benefit

Net income	$6.8	$4.7	$2.1

Sales in the three months ended March 31, 2008 increased by $14.9 million (13%) from the same period in 2007.  This sales increase was primarily due to increased sales volume, as well as price increases and the favorable effect of translation of foreign currency denominated sales transactions, given the weaker U.S. Dollar in comparison to 2007.  The Outdoor Products segment experienced a $15.4 million (14%) increase in sales during the first quarter of 2008 compared to 2007, while sales of gear components decreased $0.5 million (6%) during the same period.  International sales increased $12.7 million (17%) and domestic sales increased $2.1 million (5%).  The increase in international sales reflected continued strength in international markets as well as the $3.0 million favorable impact from movement in foreign currency exchange rates compared to 2007.  The increase in U.S. sales is attributed to increased sales volume for chainsaw components and outdoor care products, partially offset by lower domestic sales of concrete cutting and gear-related products.

Consolidated order backlog at March 31, 2008 was $92.0 million compared to $69.3 million at December 31, 2007 and $80.6 million at March 31, 2007.  Backlog in the Outdoor Products segment increased $20.1 million, while the backlog for gear components increased by $2.6 million during the first quarter of 2008.

Gross profit increased $2.4 million (6%) from the first quarter of 2007 to the first quarter of 2008.  Gross margin in 2008 was 31.9% of sales compared to 33.9% in 2007.  Higher sales volume and improved pricing were partially offset by increases in product costs and the unfavorable net effects of movement in foreign currency exchange rates.  The higher product costs were attributable to higher steel costs, estimated at $0.7 million, as well as increased shipping and freight costs related to higher energy prices.  In addition, in the first quarter of 2007 we incurred $0.9 million of costs to consolidate our North American distribution centers.

Fluctuations in currency exchange rates decreased our gross profit in the first quarter of 2008 compared to 2007 by $1.6 million on a consolidated basis.  The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher manufacturing costs in Brazil and Canada, where local currencies strengthened compared to the U.S. Dollar, which were only partially offset by higher translated sales in Europe.

SG&A was $25.8 million in the first quarter of 2008, compared to $23.9 million in the first quarter of 2007, representing an increase of $1.9 million (8%).  As a percentage of sales, SG&A dropped from 20.2% in 2007 to 19.4% in 2008.  Compensation expense increased by $0.6 million year-over-year, reflecting annual merit increases for our employees. Stock-based compensation expense was relatively flat year-over-year.  During the first quarter of 2008, we incurred $0.9 million in severance costs and benefits related to a reorganization in our Portland headquarters, as well as actions taken in Europe.  Professional services expense decreased $0.8 million due to lower legal and audit costs.  International operating expenses increased $1.2 million from the prior year due to the weaker U.S. Dollar and its effect on the translation of foreign expenses.

Operating income increased by $0.5 million from the first quarter of 2007 to the first quarter of 2008, resulting in an operating margin for 2008 of 12.5% of sales compared to 13.7% for 2007. The increase was due to higher gross profit, partially offset by increased SG&A expenses.

Interest expense was $6.8 million in the first quarter of 2008 compared to $8.3 million in the first quarter of 2007.  The decrease was due to lower average outstanding debt balances and lower average interest rates.

The following table summarizes our income tax provision for continuing operations in 2008 and 2007:

	Three months ended March 31,
(Amounts in thousands)	2008	2007

Income from continuing operations before income taxes	$10,286	$8,210
Provision for income taxes	3,397	3,046
Income from continuing operations	$6,889	$5,164
Effective tax rate	33.0%	37.1%

The decrease in our effective tax rate from 2007 to 2008 is largely due to the increase in proportionate pre-tax income earned at our manufacturing facility in China.  Our operation in China is currently operating under a tax holiday, resulting in an effective tax rate for this operation of zero percent.  As we have increased production at this facility, now in its fourth year of operation, the proportion of our total pre-tax income earned in China has increased, thus driving our consolidated effective tax rate lower.  The tax holiday for our facility in China is set to expire after 2008, at which time the rate will increase to 12.5% for three years, and then to 25% thereafter.  We expect our consolidated effective tax rate to increase accordingly.

Our U.S. federal Net Operating Loss (“NOL”) carryforward was fully utilized during 2007.  We estimate our state NOL carryforwards were $30.3 million as of December 31, 2007.  These carryforwards expire at various dates from 2008 through 2024.  Additionally, we have a foreign tax credit carryforward of approximately $1.7 million that expires in 2010.  We also have state tax credit carryforwards of approximately $0.2 million that expire at various dates from 2008 through 2021.  Our federal research credits and alternative minimum tax credits are fully utilized as of December 31, 2007.  The state NOL and other carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of the state NOL carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can all be fully utilized.

Income from continuing operations in the first quarter of 2008 was $6.9 million, or $0.14 per diluted share, compared to $5.2 million, or $0.11 per diluted share, in the first quarter of 2007.

The loss from discontinued operations in the first quarter of 2008 was $0.1 million compared to $0.5 million, or $0.01 per diluted share, in the first quarter of 2007.  The 2008 results consisted solely of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.  Results for the first quarter of 2007 reflect the activities of the Forestry Division prior to the sale, as well as wind-down and exit activities related to our discontinued Lawnmower segment.

Discontinued operations are summarized as follows:

	Three months ended March 31,
(Amounts in thousands)	2008	2007
Sales	$—	$26,252
Operating loss before taxes from discontinued operations	(85)	(806)
Income tax provision	(32)	(308)
Loss from discontinued operations	$(53)	$(498)

The Forestry Division reported $26.3 million of sales and a loss before taxes of $0.8 million in the first quarter of 2007.  The loss in the 2007 period was primarily due to reduced sales volume amid a deepening of the cyclical downturn in the North American timber harvesting equipment market in 2007.

Segment Results.  The following table reflects segment sales and operating results for 2008 and 2007:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007	2008 as a % of 2007
Sales:
Outdoor Products	$126,227	$110,867	114%
Other	6,980	7,449	94%
Total sales	$133,207	$118,316	113%
Operating income:
Outdoor Products	$21,739	$21,070	103%
Other and central administration expenses	(5,070)	(4,875)	104%
Operating income	$16,669	$16,195	103%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased $15.4 million (14%) in the first quarter of 2008 compared to the first quarter of 2007.  Of this increase, $10.9 million was due to additional sales volume, primarily from an increase in sales of wood-cutting saw chain and outdoor equipment parts.  Sales of concrete-cutting products were relatively flat for the comparable periods.  Improved price and product mix also contributed $1.4 million to the year-over-year sales increase.  Fluctuations in foreign currency exchange rates added another $3.0 million to segment sales in the first quarter of 2008 compared to 2007.  International sales grew 17% for the three month comparable periods, while domestic sales increased 7%.  Sales to OEM customers decreased by

5%, while replacement sales increased 21%.  Order backlog increased by $20.1 million, to $83.4 million, at March 31, 2008.

Segment contribution to operating income increased $0.7 million (3%) in the first quarter of 2008 compared to the first quarter of 2007.  The favorable effects of increased sales volume ($5.1 million), improved price and mix ($1.4 million) and the non-recurrence of $0.9 million in warehouse consolidation costs incurred in the first quarter of 2007 were partially offset by higher product cost and mix ($3.3 million), higher SG&A expenses ($0.8 million) and the net unfavorable effect of fluctuations in foreign currency translation rates ($2.7 million).  The higher product cost and mix, excluding the foreign currency exchange effect, includes inflationary pressures of higher wages and other conversion costs, higher freight and shipping costs, increased energy costs and $0.5 million in higher steel costs.  The operating margin of 17.2% in 2008 compares to 19.0% in 2007.

Other and Central Administration Expenses.  The other and corporate expense category includes the activity of our gear components business, as well as the costs of certain centralized management and administrative functions.  Sales of gear-related products decreased 6% from the first quarter of 2007 to the first quarter of 2008.  Lower volume of $0.8 million was partially offset by the $0.3 million favorable effect of price increases. The contribution to operating income from our gear components business decreased $0.1 million (16%) year-over-year due to the lower sales volume and revenue.  Central administrative expenses were up $0.1 million (2%), with severance costs partially offset by lower legal and audit expenses.

Financial Condition, Liquidity and Capital Resources

Total debt at March 31, 2008 was $296.7 million, compared to $297.0 million at December 31, 2007 and to $350.9 million at December 31, 2006.  As of March 31, 2008, our debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2008	2007
Revolving credit facility	$—	$—
Term loans	121,690	122,000
8 7/8% senior subordinated notes	175,000	175,000
Total debt	296,690	297,000
Less current maturities	(1,242)	(1,242)
Long-term debt	$295,448	$295,758

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at any time after August 1, 2008 at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100.000% August 1, 2010 and thereafter.  These notes are issued by Blount, Inc. and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.

Senior Credit Facilities.  The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003.  The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments.  The senior credit facilities consist of a revolving credit facility and a term loan facility.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2008, the Company had the ability to borrow an additional $145.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $118.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  We were in compliance with all debt covenants as of March 31, 2008.

The amended and restated senior credit facilities may be prepaid at any time.  There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement.

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

Interest expense was $6.8 million in the first quarter of 2008, a decrease of $1.5 million compared to the first quarter of 2007.  The decrease reflects the favorable effect from a reduction in the average principal amount of debt outstanding, as well as reduced interest rates on our variable rate debt.  Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The interest rate is fixed on the senior subordinated notes.  Our weighted average interest rate on all debt was 7.23% as of March 31, 2008, compared to 8.11% as of December 31, 2007.  Cash paid for interest in the first three months of 2008 was $9.8 million, compared to $11.0 million in the same period of 2007.

We have significantly reduced our debt outstanding over the past several years.  However, our debt continues to be significant, and future debt service payments continue to represent substantial obligations.  This degree of leverage may adversely affect our operations and could have important adverse consequences.

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

Cash and cash equivalents at March 31, 2008 were $42.5 million compared to $57.6 million at December 31, 2007.  At March 31, 2008, $40.9 million of the cash balance was held at our foreign operations.

Cash used in operating activities is summarized in the following table:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Income from continuing operations	$6,889	$5,164
Non-cash items	7,686	7,310
Subtotal	14,575	12,474
Changes in assets and liabilities, net	(24,521)	(17,306)
Discontinued operations, net	(907)	(7,722)
Cash used in operating activities	$(10,853)	$(12,554)

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization and other non-cash charges; stock compensation expense; the tax benefit from exercise of stock options; deferred income taxes; and gain or loss on disposal of property, plant and equipment.

During the first three months of 2008, operating activities used $10.9 million of cash.  Historically, our cash flows from operating activities have been negative in the first quarter, as first quarter income is offset by the pay-down of year-end accrued liabilities and an increase in working capital.  Income from continuing operations plus non-cash items totaled $14.6 million in the first quarter of 2008, reflecting improved operating results and higher depreciation expense when compared with the first quarter of 2007.  Increased capital investment over the last several years has resulted in increased depreciation charges.  The positive operating cash flow from these items was more than offset by the net increase in working capital and other assets and liabilities during the period.  An increase in accounts receivable of $8.7 million and an increase in inventories of $5.1 million, together with the reduction in accounts payable and accrued expenses of $13.0 million, resulted in the negative cash flow from operations for the first quarter of 2008.  Discontinued operations used $0.9 million in cash during the first quarter of 2008 as certain obligations and liabilities related to the sale were paid in early 2008.  Cash payments during the quarter also included $9.8 million for interest and $2.8 million for income taxes.

During the first three months of 2007, operating activities used $12.6 million of cash.  Income from continuing operations plus non-cash items totaled $12.5 million in the first quarter of 2007.  The positive operating cash flow from these items was more than offset by the net increase in working capital and other assets and liabilities during the period.  An increase in inventories of $10.6 million, together with reductions in accrued expenses of $10.4 million and other liabilities of $1.2 million, used a combined total of $22.2 million in the first quarter of 2007.  These cash uses were partially offset by a decrease in accounts receivable of $3.0 million and in other assets of $1.9 million. In addition, discontinued operations used $7.7 million in cash during the first quarter of 2007, reflecting an operating loss and increases in working capital components.  Cash payments during the quarter also included $11.0 million for interest, $2.6 million for income taxes and $3.2 million for defined benefit pension plans.

Cash used in investing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Proceeds from sale of property, plant and equipment	$—	$3
Purchases of property, plant and equipment	(5,886)	(5,272)
Discontinued operations	1,725	(228)
Cash used in investing activities	$(4,161)	$(5,497)

Purchases of property plant and equipment are primarily for productivity improvements and expanded manufacturing capacity, but also include routine replacement of aging equipment, tooling and dies. For the three months ended March 31, 2007, we also spent $1.4 million related to consolidation of North American logistics in our Outdoor Products segment. During 2008, we expect to invest $24 million to $26 million in available cash for capital expenditures, primarily for ongoing productivity and cost improvements in our manufacturing processes, routine replacement of machinery and equipment, replacement of tooling that is consumed in the production process and incremental capacity expansion.

Discontinued operations provided net cash from investing activities of $1.7 million in the first quarter of 2008, as we collected the final purchase price adjustment from the sale of our Forestry Division.  In the first quarter of 2007, discontinued operations used $0.2 million in investing activities for the purchase of machinery and equipment.

Cash provided by financing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Net increase (decrease) in debt principal outstanding	$(310)	$16,650
Proceeds and tax benefits from the exercise of stock options	190	178
Cash provided by (used in) financing activities	$(120)	$16,828

Cash used in financing activities in the first quarter of 2008 consisted of the scheduled quarterly principal payment on our term debt facility, partially offset by the net proceeds and tax benefits from the exercise of stock options.  Cash provided by financing activities in the first three months of 2007 was $16.8 million, consisting of net borrowings of $17.0 million under our revolving credit facility, the scheduled quarterly principal payment of $0.4 million on our term debt facility and the net proceeds and tax benefits from the exercise of stock options.

On May 2, 2008, we purchased Carlton Holdings, Inc. (“Carlton”) from its private shareholders.  We paid $64.7 million in cash for the stock, primarily funded through our revolving credit facility.  Carlton is a manufacturer of saw chain, located in Oregon.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements.  We adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements.  As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In February 2008, FASB issued Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. FAS 157-1”).  We also adopted FSP No. FAS 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008.  Therefore, the adoption of  FAS No. 159 on January 1, 2008, had no immediate effect on our consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”).  FAS No 141(R) replaces FSAS No. 141, Business Combinations, and improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The provisions of FAS No. 141(R) are effective for us on January 1, 2009.  The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”).  FAS No 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The provisions of FAS No. 160 are effective for us on January 1, 2009.    Earlier adoption is prohibited.  The adoption of FAS No. 160 is not anticipated to have a material impact on our financial position and results of operations.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The provisions of FAS No. 161 are effective for the Company on January 1, 2009.   The adoption of FAS No. 161 is not anticipated to have a material impact on our financial position and results of operations.

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

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) Exhibits:

**2.1 Stock Purchase Agreement among Blount International Inc., Blount, Inc., Carlton Holdings, Inc., The Shareholders of Carlton Holdings, Inc. and Jerry A. Parsons and Richard L. Hawkins, as the Shareholders’ Representative dated as of May 2, 2008.

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

BLOUNT INTERNATIONAL, INC.
Registrant

/s/ Calvin E. Jenness	/s/ Mark V. Allred
Calvin E. Jenness	Mark V. Allred
Senior Vice President and	Vice President - Corporate Controller
Chief Financial Officer	(Principal Accounting Officer)

Dated: May 9, 2008