Form 10-Q
period 2008-06-30
BLOUNT INTERNATIONAL INC
filed 2008-08-08
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

The number of shares outstanding of $0.01 par value common stock as of August 1, 2008 was 47,436,315 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007

Sales	$155,052	$135,580	$288,259	$253,896
Cost of sales	105,730	89,304	196,459	167,565
Gross profit	49,322	46,276	91,800	86,331
Selling, general and administrative expenses	27,702	23,613	53,511	47,473
Operating income	21,620	22,663	38,289	38,858
Interest income	389	275	731	494
Interest expense	(6,848)	(8,529)	(13,660)	(16,805)
Other income/(expense), net	684	(8)	771	64
Income from continuing operations before income taxes	15,845	14,401	26,131	22,611
Provision for income taxes	5,628	4,504	9,025	7,550
Income from continuing operations	10,217	9,897	17,106	15,061
Discontinued operations:
Income (loss) before taxes from discontinued operations	(195)	2,086	(280)	1,280
Provision (benefit) for income taxes	(74)	801	(106)	493
Income (loss) from discontinued operations	(121)	1,285	(174)	787
Net income	$10,096	$11,182	$16,932	$15,848

Basic income per share:
Continuing operations	$0.21	$0.21	$0.36	$0.32
Discontinued operations	—	0.03	—	0.02
Net income	$0.21	$0.24	$0.36	$0.34

Diluted income per share:
Continuing operations	$0.21	$0.21	$0.35	$0.31
Discontinued operations	—	0.02	—	0.02
Net income	$0.21	$0.23	$0.35	$0.33

Weighted average shares used in per share calculations:
Basic	47,392	47,288	47,348	47,280
Diluted	48,347	48,124	48,241	48,062

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$42,781	$57,589
Accounts receivable, net of allowance for doubtful accounts of $3,013 and $2,181, respectively	89,624	67,818
Inventories, net	84,854	70,273
Deferred income taxes	6,073	5,536
Current intangible asset, net	915	—
Other current assets	14,493	16,393
Total current assets	238,740	217,609
Property, plant and equipment, net	118,556	89,729
Deferred financing costs	8,688	10,698
Deferred income taxes	7,081	14,849
Noncurrent intangible assets, net	13,984	—
Goodwill	65,279	48,984
Other assets	29,971	30,080
Total Assets	$482,299	$411,949

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,232	$1,242
Accounts payable	33,468	29,799
Accrued expenses	55,917	57,447
Deferred income taxes	568	533
Total current liabilities	91,185	89,021
Long-term debt, excluding current maturities	339,155	295,758
Employee benefit obligations	49,247	48,948
Other liabilities	35,998	32,368
Total liabilities	515,585	466,095
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,436,315 and 47,291,647 outstanding, respectively	474	473
Capital in excess of par value of stock	578,988	575,595
Accumulated deficit	(601,215)	(618,147)
Accumulated other comprehensive loss	(11,533)	(12,067)
Total stockholders’ deficit	(33,286)	(54,146)
Total Liabilities and Stockholders’ Deficit	$482,299	$411,949

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Income from continuing operations	$17,106	$15,061
Adjustments to reconcile income from continuing operations to net cash provided in operating activities:
Depreciation of property, plant and equipment	10,344	8,216
Amortization, stock compensation and other non-cash charges	6,304	4,247
Excess tax benefit from share-based compensation	(421)	(68)
Deferred income taxes	(589)	4,795
(Gain) loss on disposal of assets	(641)	18
Changes in assets and liabilities, net of impact of acquisition:
(Increase) decrease in accounts receivable	(8,268)	(4,149)
(Increase) decrease in inventories	(6,071)	(10,449)
(Increase) decrease in other assets	1,527	(3,581)
Increase (decrease) in accounts payable	(2,717)	222
Increase (decrease) in accrued expenses	(998)	356
Increase (decrease) in other liabilities	1,825	(6,165)
Discontinued operations	(2,892)	(1,281)
Net cash provided by operating activities	14,509	7,222

Cash flows from investing activities:
Proceeds from sale of assets	691	3
Purchases of property, plant and equipment	(11,800)	(9,795)
Acquisition of Carlton Holdings, Inc., net of cash acquired	(64,314)	—
Discontinued operations	1,725	(417)
Net cash used in investing activities	(73,698)	(10,209)

Cash flows from financing activities:
Net borrowings under revolving credit facility	45,000	10,000
Repayment of term loan principal	(1,613)	(750)
Excess tax benefit from share-based compensation	421	68
Proceeds from exercise of stock options	573	173
Net cash provided by financing activities	44,381	9,491

Net increase (decrease) in cash and cash equivalents	(14,808)	6,504
Cash and cash equivalents at beginning of period	57,589	27,636
Cash and cash equivalents at end of period	$42,781	$34,140

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2007	47,292	$473	$575,595	$(618,147)	$(12,067)	$(54,146)

Net income				16,932		16,932
Other comprehensive income (loss):
Foreign currency translation Adjustment					1,155	1,155
Unrealized losses					(621)	(621)
Comprehensive income, net						17,466
Stock options, stock appreciation rights and restricted stock	144	1	993			994
Stock compensation expense			2,400			2,400
Balance June 30, 2008	47,436	$474	$578,988	$(601,215)	$(11,533)	$(33,286)

Other comprehensive income (loss) for the three and six months ended June 30, 2008 was $(1.0) million and $0.5 million, respectively.  Other comprehensive loss for the three and six months ended June 30, 2007 was $2.8 million.

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

The accompanying financial data as of June 30, 2008 and for the three and six months ended June 30, 2008  and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2:  ACQUISITION OF CARLTON HOLDINGS, INC.

On May 2, 2008, the Company acquired all of the outstanding stock of Carlton Holdings, Inc. (“Carlton”), a manufacturer of cutting chain for chainsaws located near Portland, Oregon.  The Company paid a total of $66.1 million in cash for Carlton, including related acquisition costs of $1.4 million, and assumed liabilities totaling $21.6 million.  Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.3 million for the acquisition.  The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under the Company’s revolving credit facility.  As of June 30, 2008, Carlton is a wholly-owned subsidiary of Blount, Inc. and the operating results of Carlton are included in the Company’s consolidated financial statements from May 2, 2008 forward.

The Company accounted for the acquisition in accordance with Financial Accounting Standard (“FAS”) No. 141, “Business Combinations” (“FAS No. 141”).  Accordingly, Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.  The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values.  The Company estimated the fair value of liabilities assumed considering the historical book values, experience subsequent to the purchase date and projected future cash flows.  The Company is in the process of completing and refining its estimates of fair value for certain assets and liabilities; therefore, the allocation of the purchase price is subject to further refinement and adjustment.  A summary of the acquisition date balance sheet of Carlton, reflecting the preliminary purchase price allocation, is as follows:

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,000	15,397
Inventories	9,958
Current intangible asset subject to amortization	1,220
Other current assets	193
Total current assets	28,569
Property, plant and equipment, net	27,432
Noncurrent intangible assets subject to amortization	8,590
Goodwill and other intangible assets not subject to amortization	21,795
Deferred income tax asset	1,283
Total assets	87,669

Current liabilities	7,615
Non-current liabilities	3,430
Deferred income tax liability	10,509
Total liabilities assumed	21,554
Cash paid for acquisition, excluding cash acquired	$66,115

Reflected in the consolidated results of operations for the three and six months ended June 30, 2008 are non-cash charges totaling $1.9 million for amortization of intangible assets, depreciation of the step-up to fair value for property, plant and equipment and expensing of the step-up to fair value related to inventories.  In addition, a charge of $0.1 million was recognized for severance costs related to eliminated positions.

The following table summarizes the Company’s intangible assets:

		June 30, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill, Carlton acquisition	Indefinite	$16,295	$—	$—	$—
Goodwill, other	Indefinite	48,984	—	48,984	—
Total goodwill		65,279	—	48,984

Trademarks and trade names	Indefinite	5,500	—	—	—
Backlog	0.7	1,220	(305)	—	—
Covenant not to compete	3	590	(33)	—	—
Customer relationships	10	8,000	(73)	—	—
Total intangible assets		$80,589	$(411)	$48,984	$—

Amortization expense was $0.4 million for the three and six months ended June 30, 2008 and no amortization expense was incurred for the three and six months ended June 30, 2007.  Amortization expense for these intangible assets is expected to total $1.6 million in 2008; $1.5 million in 2009 and 2010; $1.3 million in 2011; $1.1 million in 2012 and $0.9 million in 2013.

The following pro forma results present the estimated effect as if the acquisition had occurred on the first day of each period presented.  The pro forma results include the historical results of Carlton, pro forma purchase accounting effects for the three and six month periods, the pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects.  In addition to the pro forma amortization of tangible and intangible asset adjustments to fair value, the pro forma results for all periods presented include a charge of $1.7 million to expense the adjustment of inventory to estimated fair value.

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Amounts in thousands)	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$155,052	$160,463	$288,259	$308,402
Net income	10,096	9,832	16,932	16,650
Basic earnings per share	0.21	0.20	0.36	0.36
Diluted earnings per share	0.21	0.20	0.35	0.35

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
(Amounts in thousands)	As Reported	Pro- Forma	As Reported	Pro- Forma

Sales	$135,580	$148,595	$253,896	$280,278
Net income	11,182	9,657	15,848	13,962
Basic earnings per share	0.24	0.21	0.34	0.30
Diluted earnings per share	0.23	0.20	0.33	0.29

NOTE 3:  DISCONTINUED OPERATIONS

Discontinued Forestry Division.  On November 5, 2007, the Company sold its Forestry Division, which constituted the majority of our Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million.  Under the terms of the related purchase agreement, $8.8 million of the gross proceeds are initially held in escrow for up to three years from the transaction date.  The Company recognized a pretax gain of $26.0 million net of related transaction expenses on the sale in 2007.  Prior to its treatment as discontinued operations, this division accounted for 20% of our consolidated sales for the first six months of 2007.  The Forestry Division is reported as discontinued operations for all periods presented.  This division was headquartered in Zebulon, North Carolina, and manufactured and marketed timber harvesting and handling equipment and industrial tractors and loaders.  The division had manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; and Söderhamn, Sweden.  The sale included the disposition of the Forestry Division’s recorded goodwill in the amount of $22.9 million.  The Company retained certain liabilities related to the business, as well as an idle manufacturing facility located in Menominee, Michigan.  In December 2007, the land and building in Menominee, Michigan were sold for net cash proceeds of $0.5 million.

Discontinued operations are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Sales	$—	$61,910
Operating income (loss) before taxes from discontinued operations	(280)	1,280
Income tax provision (benefit)	(106)	493
Income (loss) from discontinued operations	$(174)	$787

NOTE 4:  INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2008	2007
Raw materials and supplies	$13,218	$9,297
Work in progress	14,368	14,701
Finished goods	57,268	46,275
Total inventories	$84,854	$70,273

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2008	2007
Land	$7,937	$4,882
Buildings and improvements	60,826	51,251
Machinery and equipment	203,217	186,076
Furniture, fixtures and office equipment	29,736	28,419
Transportation equipment	777	662
Construction in progress	11,645	5,491
Accumulated depreciation	(195,582)	(187,052)
Total property, plant and equipment, net	$118,556	$89,729

NOTE 6:  LONG TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2008	2007
Revolving credit facility	$45,000	$—
Term loans	120,387	122,000
8 7/8% senior subordinated notes	175,000	175,000
Total debt	340,387	297,000
Less current maturities	(1,232)	(1,242)
Long-term debt	$339,155	$295,758

The weighted average interest rate on outstanding debt as of June 30, 2008 was 6.62%.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at any time after August 1, 2008 at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100.000% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 14.

Senior Credit Facilities.  The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003.  The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments.  The senior credit facilities consist of a revolving credit facility and a term loan facility.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of June 30, 2008, the Company had the ability to borrow an additional $100.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of June 30, 2008.

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

NOTE 7:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium.  The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees.  The components of net periodic benefit cost for these plans, including amounts recognized both in continuing and discontinued operations are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2008	2007	2008	2007
Service cost	$987	$907	$63	$95
Interest cost	2,765	2,572	538	526
Expected return on plan assets	(3,565)	(3,223)	—	—
Amortization of prior service cost	(2)	(2)	2	2
Amortization of net actuarial losses	288	371	208	243
Total net periodic benefit cost	$473	$625	$811	$866

	Six Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2008	2007	2008	2007
Service cost	$1,974	$1,814	$126	$189
Interest cost	5,530	5,144	1,076	1,051
Expected return on plan assets	(7,130)	(6,446)	—	—
Amortization of prior service cost	(4)	(5)	4	4
Amortization of net actuarial losses	576	743	416	487
Total net periodic benefit cost	$946	$1,250	$1,622	$1,731

As of December 31, 2006, the Company implemented a redesign of its domestic retirement plans, including a freeze of its defined benefit pension plan and the associated nonqualified plan.  Effective January 1, 2007, employees who were an active participant in the plans ceased accruing benefits and new employees are not eligible to participate.  All retirement benefits accrued up to the time of the freeze were preserved.  The Company expects to contribute a total of approximately $3 million to $4 million to its funded pension plans during 2008.

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

NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

(Amounts in thousands)	June 30, 2008
Warranty reserve	$147
Letters of credit outstanding	4,800
Third party financing agreements (1)	1,364
Total guarantees and other commercial commitments	$6,311

(1)  Represents contingent guarantees under various third party financing agreements.

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Notes 6 and 14).

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

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site (“OII Site”) in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site.  The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified that there would be further delays.  On July 21, 2008, the Company received a request from the OII Site Steering Committee to extend the Company’s tolling agreement with the companies participating in the clean-up on the understanding that the EPA’s offer to settle would be forthcoming in late 2008.  The Company agreed to maintain the parties’ status quo for an additional period.

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

With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that in 1989, contamination of soil and groundwater by trichloroethylene (“TCE”) and other volatile organic compounds (“VOCs”) was discovered at Carlton’s facility located in Milwaukie, Oregon (the “Carlton Site”) in connection with the removal of two underground storage tanks.  On November, 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997 and 2000, pursuant to which the Company continues to investigate, remediate and monitor the contamination under the supervision of the DEQ.  The Company has accrued an amount based upon the current estimated potential remediation costs of the clean-up at the Carlton Site through the year 2028.  Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a materially adverse effect on its consolidated financial position, operating results or cash flows.

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

NOTE 9:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2008	2007	2008	2007
Shares for basic per share computation – weighted average common shares outstanding	47,392	47,288	47,348	47,280
Dilutive effect of common stock equivalents	955	836	893	782
Shares for diluted per share computation	48,347	48,124	48,241	48,062

Options and stock appreciation rights excluded from computation as anti-dilutive because they are out-of-the-money	1,675	1,765	1,677	1,765

NOTE 10:  STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards during the periods indicated:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Stock appreciation rights (“SARs”) granted	305	380
Restricted stock shares granted	54	45
Restricted stock units (“RSUs”) granted	125	136

Aggregate fair value of SARs granted	$1,259	$1,617
Aggregate fair value of restricted stock and RSUs granted	$2,148	$2,138
Effect of accelerated expense recognition due to grantee retirement-eligible status	$897	$1,001

The following assumptions were used to estimate the fair value of SARs:

	Six Months Ended June 30,
	2008	2007
Estimated average life	6 years	6 years
Risk-free interest rate	2.7%	4.5%
Expected volatility	32.4%	29.1-29.5%
Weighted average volatility	32.4%	29.3%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$4.37	$4.50

As of June 30, 2008, the total unrecognized stock-based compensation expense related to previously granted awards was $2.8 million. The weighted-average period over which this expense is expected to be recognized is 1.3 years.  The Company’s policy upon the exercise of options, restricted stock awards, RSUs or SARs has been to issue new shares into the market place.

NOTE 11:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has one operating and reportable segment: Outdoor Products.  The corporate and other category includes centralized administrative functions and a gear components manufacturing business.  See also Note 3 regarding the disposition of the primary operating unit making up the Company’s former Industrial and Power Equipment segment. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment, lawnmower blades and accessories for yard care equipment.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

(Amounts in thousands)	June 30, 2008	December 31, 2007
Assets:
Outdoor Products	$413,277	$316,834
Other and corporate	60,073	84,163

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2008	2007	2008	2007
Sales:
Outdoor Products	$146,356	$128,106	$272,583	$238,973
Other	8,696	7,474	15,676	14,923
Total sales	$155,052	$135,580	$288,259	$253,896

Operating income:
Outdoor Products	$24,612	$26,664	$46,351	$47,734
Other and corporate expenses	(2,992)	(4,001)	(8,062)	(8,876)
Operating income	$21,620	$22,663	$38,289	$38,858

NOTE 12:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Interest paid	$11,508	$14,586
Income taxes paid	8,214	8,938

NOTE 13:  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  The Company adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements.  As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In February 2008, FASB issued Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That

Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”).  The Company also adopted FSP No. 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements.

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

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”).  FAS No. 141(R) replaces FAS No. 141, Business Combinations, and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The provisions of FAS No. 141(R) are effective for the Company beginning January 1, 2009.  The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The provisions of FAS No. 161 are effective for the Company on January 1, 2009.   The adoption of FAS No. 161 is not anticipated to have a material impact on the financial position and results of operations of the Company.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  This FASB Staff Position amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets”. The provisions of FSP No. 142-3 are effective for the Company on January 1, 2009 and early adoption is prohibited.  The adoption of FSP No. 142-3 is not anticipated to have a material impact on the financial position and results of operations of the Company.

NOTE 14:  CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended June 30, 2008
Sales	$—	$99,770	$23,427	$116,884	$(85,029)	$155,052
Cost of sales	—	69,208	20,175	100,908	(84,561)	105,730
Gross profit	—	30,562	3,252	15,976	(468)	49,322
Selling, general and administrative expenses	—	14,856	2,864	9,982	—	27,702
Operating income	—	15,706	388	5,994	(468)	21,620
Other, net	(4,250)	(2,380)	153	702	—	(5,775)
Income (loss) from continuing operations before income taxes	(4,250)	13,326	541	6,696	(468)	15,845
Provision (benefit) for income taxes	(1,754)	5,580	221	1,581	—	5,628
Income (loss) from continuing operations	(2,496)	7,746	320	5,115	(468)	10,217
Loss from discontinued operations	—	(121)	—	—	—	(121)
Equity in earnings of affiliated companies	12,592	4,967	53	—	(17,612)	—
Net income	$10,096	$12,592	$373	$5,115	$(18,080)	$10,096

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2008
Sales	$—	$194,453	$33,871	$178,825	$(118,890)	$288,259
Cost of sales	—	137,698	29,055	147,295	(117,589)	196,459
Gross profit	—	56,755	4,816	31,530	(1,301)	91,800
Selling, general and administrative expenses	—	30,832	3,877	18,802	—	53,511
Operating income	—	25,923	939	12,728	(1,301)	38,289
Other, net	(8,800)	(4,168)	289	521	—	(12,158)
Income (loss) from continuing operations before income taxes	(8,800)	21,755	1,228	13,249	(1,301)	26,131
Provision (benefit) for income taxes	(3,916)	9,334	547	3,060	—	9,025
Income (loss) from continuing operations	(4,884)	12,421	681	10,189	(1,301)	17,106
Loss from discontinued operations	—	(174)	—	—	—	(174)
Equity in earnings of affiliated companies	21,816	9,569	78	—	(31,463)	—
Net income	$16,932	$21,816	$759	$10,189	$(32,764)	$16,932

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended June 30, 2007
Sales	$—	$98,769	$11,847	$79,613	$(54,649)	$135,580
Cost of sales	—	69,520	9,811	63,614	(53,641)	89,304
Gross profit	—	29,249	2,036	15,999	(1,008)	46,276
Selling, general and administrative expenses	—	14,711	1,062	7,850	(10)	23,613
Operating income	—	14,538	974	8,149	(998)	22,663
Other, net	(5,925)	(1,154)	132	(1,315)	—	(8,262)
Income (loss) from continuing operations before income taxes	(5,925)	13,384	1,106	6,834	(998)	14,401
Provision (benefit) for income taxes	(1,800)	5,959	416	(71)	—	4,504
Income (loss) from continuing operations	(4,125)	7,425	690	6,905	(998)	9,897
Income (loss) from discontinued operations	—	1,572	(19)	(268)	—	1,285
Equity in earnings of affiliated companies	15,307	6,310	172	—	(21,789)	—
Net income	$11,182	$15,307	$843	$6,637	$(22,787)	$11,182

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2007
Sales	$—	$183,361	$23,621	$154,412	$(107,498)	$253,896
Cost of sales	—	130,841	19,539	122,824	(105,639)	167,565
Gross profit	—	52,520	4,082	31,588	(1,859)	86,331
Selling, general and administrative expenses	—	29,870	2,191	15,422	(10)	47,473
Operating income	—	22,650	1,891	16,166	(1,849)	38,858
Other, net	(11,784)	(3,663)	276	(1,076)	—	(16,247)
Income (loss) from continuing operations before income taxes	(11,784)	18,987	2,167	15,090	(1,849)	22,611
Provision (benefit) for income taxes	(3,968)	8,700	815	2,003	—	7,550
Income (loss) from continuing operations	(7,816)	10,287	1,352	13,087	(1,849)	15,061
Income (loss) from discontinued operations	—	873	(53)	(33)	—	787
Equity in earnings of affiliated companies	23,664	12,504	240	—	(36,408)	—
Net income	$15,848	$23,664	$1,539	$13,054	$(38,257)	$15,848

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

June 30, 2008

Assets

Cash and cash equivalents	$—	$—	$565	$42,216	$—	$42,781
Accounts receivable, net	—	36,223	22,224	31,150	27	89,624
Intercompany receivables	—	167,139	83,562	17,763	(268,464)	—
Inventories	—	48,335	14,924	23,244	(1,649)	84,854
Other current assets	—	11,836	1,105	8,540	—	21,481
Total current assets	—	263,533	122,380	122,913	(270,086)	238,740
Investments in affiliated companies	236,299	319,399	(131,298)	—	(424,400)	—
Property, plant and equipment, net	—	33,333	38,370	46,853	—	118,556
Goodwill and other assets	—	70,311	43,335	13,302	(1,945)	125,003
Total Assets	$236,299	$686,576	$72,787	$183,068	$(696,431)	$482,299

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$1,232	$—	$—	$—	$1,232
Accounts payable	—	13,735	8,778	10,955	—	33,468
Intercompany payables	268,437	—	—	—	(268,437)	—
Other current liabilities	—	34,941	4,498	17,046	—	56,485
Total current liabilities	268,437	49,908	13,276	28,001	(268,437)	91,185
Long-term debt, excluding current maturities	—	339,155	—	—	—	339,155
Other liabilities	1,148	61,214	13,820	11,008	(1,945)	85,245
Total liabilities	269,585	450,277	27,096	39,009	(270,382)	515,585
Stockholders’ equity (deficit)	(33,286)	236,299	45,691	144,059	(426,049)	(33,286)
Total Liabilities and Stockholders’ Equity (Deficit)	$236,299	$686,576	$72,787	$183,068	$(696,431)	$482,299

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2007

Assets

Cash and cash equivalents	$—	$10,512	$121	$46,956	$—	$57,589
Accounts receivable, net	—	34,885	4,881	28,052	—	67,818
Intercompany receivables	—	179,631	82,438	4,838	(266,907)	—
Inventories	—	41,877	6,860	21,884	(348)	70,273
Other current assets	—	13,843	216	7,870	—	21,929
Total current assets	—	280,748	94,516	109,600	(267,255)	217,609
Investments in affiliated companies	213,950	243,745	852	248	(458,795)	—
Property, plant and equipment, net	—	31,345	10,330	48,054	—	89,729
Goodwill and other assets	—	82,046	11,893	12,559	(1,887)	104,611
Total Assets	$213,950	$637,884	$117,591	$170,461	$(727,937)	$411,949

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$1,242	$—	$—	$—	$1,242
Accounts payable	—	15,835	3,857	10,107	—	29,799
Intercompany payables	266,907	—	—	—	(266,907)	—
Other current liabilities	—	39,264	3,568	15,148	—	57,980
Total current liabilities	266,907	56,341	7,425	25,255	(266,907)	89,021
Long-term debt, excluding current maturities	—	295,758	—	—	—	295,758
Other liabilities	1,189	71,835	—	10,179	(1,887)	81,316
Total liabilities	268,096	423,934	7,425	35,434	(268,794)	466,095
Stockholders equity (deficit)	(54,146)	213,950	110,166	135,027	(459,143)	(54,146)
Total Liabilities and Stockholders’ Equity (Deficit)	$213,950	$637,884	$117,591	$170,461	$(727,937)	$411,949

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2008

Net cash provided by (used in) operating activities	$3,876	$9,069	$3,000	$(1,436)	$—	$14,509

Proceeds from sale of assets	—	682	9	—	—	691
Purchase of property, plant and equipment	—	(6,196)	(1,786)	(3,818)	—	(11,800)
Acquisition of Carlton Holdings, Inc.	—	(64,314)	—	—	—	(64,314)
Discontinued operations	—	1,725	—	—	—	1,725
Net cash used in investing activities	—	(68,103)	(1,777)	(3,818)	—	(73,698)

Net borrowings under revolving credit facility	—	45,000	—	—	—	45,000
Repayment of term loan principal	—	(1,613)	—	—	—	(1,613)
Advances from (to) affiliates	(4,870)	5,135	(779)	514	—	—
Other	994	—	—	—	—	994
Net cash provided by (used in) financing activities	(3,876)	48,522	(779)	514	—	44,381

Net increase (decrease) in cash and cash equivalents	—	(10,512)	444	(4,740)	—	(14,808)
Cash and cash equivalents at beginning of period	—	10,512	121	46,956	—	57,589
Cash and cash equivalents at end of period	$—	$—	$565	$42,216	$—	$42,781

Six Months Ended June 30, 2007

Net cash provided by (used in) operating activities	$3,922	$(6,180)	$519	$7,186	$1,775	$7,222

Purchase of property, plant and equipment	—	(6,198)	(798)	(2,799)	—	(9,795)
Other	—	(377)	—	(37)	—	(414)
Net cash used in investing activities	—	(6,575)	(798)	(2,836)	—	(10,209)

Net borrowings under revolving credit facility	—	10,000	—	—	—	10,000
Repayment of term loan principal	—	(750)	—	—	—	(750)
Advances from (to) affiliates	(4,163)	3,974	189	—	—	—
Other	241	—	—	—	—	241
Net cash provided by (used in) financing activities	(3,922)	13,224	189	—	—	9,491

Net increase (decrease) in cash and cash equivalents	—	469	(90)	4,350	1,775	6,504
Cash and cash equivalents at beginning of period	—	—	90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$—	$469	$—	$33,748	$(77)	$34,140

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

On May 2, 2008, we acquired all of the outstanding stock of Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon.  We paid a total of $66.1 million in cash for Carlton, including related acquisition costs, and assumed liabilities totaling $21.6 million.  Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.3 million for the acquisition.  The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under our revolving credit facility.  As of June 30, 2008, Carlton is a wholly-owned subsidiary of Blount, Inc. and the operating results of Carlton are included in our consolidated financial statements from May 2, 2008 forward.

We accounted for the acquisition in accordance with FAS No. 141, “Business Combinations” (“FAS No. 141”).  Accordingly, Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.  We estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values.  We estimated the fair value of liabilities assumed considering the historical book values, experience subsequent to the purchase date and projected future cash flows.  We are in the process of completing and refining our estimates of fair value for certain assets and liabilities; therefore, the allocation of the purchase price is subject to further refinement and adjustment.

Operating Results

Three months ended June 30, 2008 (unaudited) compared to three months ended June 30, 2007 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year over year change.

	Three months ended June 30,

(Amounts in millions)	2008	2007	Change		Contributing Factor

Sales	$155.1	$135.6	$19.5
				$2.8	Sales volume
				3.4	Selling price and mix
				3.0	Foreign currency translation
				10.3	Carlton operations

Gross profit	49.3	46.3	3.0
Gross margin	31.8%	34.1%		1.1	Sales volume
				3.4	Selling price and mix
				(1.7)	Product cost and mix
				(0.7)	Foreign currency translation
				0.9	Carlton operations

Selling, general and administrative expenses (“SG&A”)	27.7	23.6	4.1
				0.9	Compensation expense
				1.3	Foreign currency translation
				1.8	Carlton operations
				0.1	Other

Operating income	21.6	22.7	(1.1)
Operating margin	13.9%	16.7%		3.0	Increase in gross profit
				(4.1)	Increase in SG&A

Income from continuing operations	10.2	9.9	0.3
				(1.1)	Decrease in operating income
				1.8	Decrease in net interest expense
				(1.1)	Increase in income tax provision
				0.7	Increase in other income

Income (loss) from discontinued operations	(0.1)	1.3	(1.4)
				(2.3)	Decrease in operating results
				0.9	Change in income tax provision

Net income	$10.1	$11.2	$(1.1)

Sales in the three months ended June 30, 2008 increased by $19.5 million (14%) from the same period in 2007.  This sales increase was primarily due to $10.3 million of sales from Carlton, which was acquired on May 2, 2008.  Additional factors include increased sales volume, price increases and the favorable effect of translation of foreign currency denominated sales transactions, given the weaker U.S. Dollar, in comparison to 2007.  The Outdoor Products segment experienced an $18.3 million (14%) increase in sales during the three months ended June 30, 2008 compared to the same period in 2007, while sales of gear components increased $1.2 million (16%) during the same period.  International sales increased $22.1 million (27%) and domestic sales decreased $2.7 million (5%).  The increase in international sales is attributed to new sales from the Carlton acquisition and continued strength in international markets, as well as the $3.0 million favorable impact from movement in foreign currency exchange rates compared to 2007.  The decrease in U.S. sales is a result of higher domestic sales of gear-related products offset by lower sales volume for chainsaw components and outdoor care products and lower domestic sales of concrete cutting products.

Consolidated order backlog at June 30, 2008 was $131.1 million compared to $69.3 million at December 31, 2007 and $78.1 million at June 30, 2007.  Backlog in the Outdoor Products segment increased $58.3 million from December 31, 2007, of which $24.6 million relates to Carlton.  The backlog for gear components increased by $3.5 million during the six months ended June 30, 2008.

Gross profit increased $3.0 million (7%) from the second quarter of 2007 to the second quarter of 2008.  Gross margin for the three months ended June 30, 2008 was 31.8% of sales compared to 34.1% for the same period in 2007.  Higher sales volume and improved pricing were partially offset by increases in product costs and the unfavorable net effects of movement in foreign currency exchange rates.  The higher product costs were attributable to higher steel costs, estimated at $1.0 million, as well as increased shipping and freight costs.  Gross profit was also adversely affected by charges totaling $1.9 million related to purchase accounting for the Carlton acquisition.

Fluctuations in currency exchange rates decreased our gross profit in the second quarter of 2008 compared to 2007 by $0.7 million on a consolidated basis.  The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher manufacturing costs in Brazil and Canada, where local currencies strengthened compared to the U.S. Dollar.  These higher manufacturing costs were only partially offset by higher translated sales in Europe.

SG&A was $27.7 million for the three month period ending June 30, 2008, compared to $23.6 million for the same period in 2007, representing an increase of $4.1 million (17%).  As a percentage of sales, SG&A increased from 17.4% in 2007 to 17.9% in 2008.  The SG&A increase included $1.8 million from the addition of Carlton operations and $1.3 million from the effect of currency exchange rates on international based expenses.  In addition, compensation expense increased by $0.9 million year-over-year, reflecting annual merit increases for our employees as well as slightly higher stock compensation and incentive compensation expenses.

Operating income decreased by $1.1 million from the second quarter of 2007 to the second quarter of 2008, resulting in an operating margin for 2008 of 13.9% of sales compared to 16.7% for 2007. The decrease in operating income was due to higher sales and the related gross profit offset by the adverse effects of changes in foreign currency exchange rates and purchase accounting effects related to the acquisition of Carlton.

Interest expense was $6.8 million for the three month period ending June 30, 2008 compared to $8.5 million for the same period in 2007.  The decrease was due to lower average outstanding debt balances and lower average interest rates.

The following table summarizes our income tax provision for continuing operations in 2008 and 2007:

	Three months ended June 30,
(Amounts in thousands)	2008	2007

Income from continuing operations before income taxes	$15,845	$14,401
Provision for income taxes	5,628	4,504
Income from continuing operations	$10,217	$9,897
Effective tax rate	35.5%	31.3%

The increase in our effective tax rate from the second quarter of 2007 to the second quarter of 2008 is largely due to shifts in the relative proportion of pre-tax income earned in foreign versus domestic locations, and the various tax rates that apply to our foreign locations, which can differ significantly from our domestic rate.

Income from continuing operations in the three months ended June 30, 2008 was $10.2 million, or $0.21 per diluted share, compared to $9.9 million, or $0.21 per diluted share, for the same period in 2007.

The loss from discontinued operations in the three months ended June 30, 2008 was $0.1 million compared to income from discontinued operations of $1.3 million, or $0.02 per diluted share, for the same period in 2007.  The

2008 results consisted solely of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.  Results for the second quarter of 2007 reflect the activities of the Forestry Division prior to the sale, as well as wind-down and exit activities related to our discontinued Lawnmower segment, which was sold in 2006.

Discontinued operations are summarized as follows:

	Three months ended June 30,
(Amounts in thousands)	2008	2007
Sales	$—	$35,658
Operating income (loss) before taxes from discontinued operations	(195)	2,086
Income tax provision (benefit)	(74)	801
Income (loss) from discontinued operations	$(121)	$1,285

The Forestry Division reported $35.7 million of sales and income before taxes of $2.1 million in the second quarter of 2007.  The operating results in the 2007 period reflect reduced sales volume amid a deepening of the cyclical downturn in the North American timber harvesting equipment market in 2007.

Segment Results.  The following table reflects segment sales and operating results for 2008 and 2007:

	Three Months Ended June 30,
(Amounts in thousands)	2008	2007	2008 as a % of 2007
Sales:
Outdoor Products	$146,356	$128,106	114%
Other	8,696	7,474	116%
Total sales	$155,052	$135,580	114%
Operating income:
Outdoor Products	$24,612	$26,664	92%
Other and corporate expenses	(2,992)	(4,001)	75%
Operating income	$21,620	$22,663	95%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased $18.3 million (14%) in the three months ended June 30, 2008 compared to the same period in 2007.  Of this increase, Carlton sales contributed $10.3 million, and $2.5 million was due to additional sales volume, primarily from an increase in sales of wood-cutting saw chain and outdoor equipment parts that was offset by lower sales of concrete-cutting products than for the comparable period in 2007.  Improved price and product mix also contributed $2.4 million to the year-over-year sales increase.  Fluctuations in foreign currency exchange rates added another $3.0 million to segment sales in the second quarter of 2008 compared to 2007.  Exclusive of the effects of the Carlton sales, international sales grew 15% for the three month comparable periods, while domestic sales decreased 10%, sales to OEM customers decreased 10% and replacement sales increased 13%.  Order backlog increased by $58.3 million from December 31, 2007 to $121.6 million at June 30, 2008, of which $24.6 million relates to Carlton.

Segment contribution to operating income decreased $2.1 million (8%) in the second quarter of 2008 compared to the second quarter of 2007.  The favorable effects of increased sales volume, ($1.9 million, including Carlton sales), and improved price and mix ($2.4 million) were partially offset by higher product cost and mix ($1.2 million), higher SG&A expenses ($3.3 million, including Carlton), and the net unfavorable effect of fluctuations in foreign currency translation rates ($1.9 million).  Included in segment contribution to operating income for the second quarter of 2008 are purchase accounting charges totaling $2.0 million.  The higher product cost and mix, excluding the foreign currency exchange effect, includes inflationary pressures of higher wages and other conversion costs, higher freight and shipping costs, increased energy costs and $0.6 million in higher steel costs.  The operating margin of 16.8% in 2008 compares to 20.8% in 2007.

Other and Corporate Expenses.  The other and corporate expense category includes the activity of our gear components business, as well as the costs of certain centralized management and administrative functions.  Sales of gear-related products increased 16% from the second quarter of 2007 to the second quarter of 2008.  This increase was a result of higher volume of $0.3 million and a $1.0 million favorable effect of price increases. The contribution to operating income from our gear components business increased $0.5 million (148%) year-over-year due to the higher revenue, partially offset by higher product cost and mix.  Corporate expenses were down $0.5 million (11%).

Six months ended June 30, 2008 (unaudited) compared to six months ended June 30, 2007 (unaudited).

Six months ended June 30,

(Amounts in millions)	2008	2007	Change		Contributing Factor

Sales	$288.3	$253.9	$34.4
				$13.0	Sales volume
				5.1	Selling price and mix
				6.0	Foreign currency translation
				10.3	Carlton operations

Gross profit	91.8	86.3	5.5
Gross margin	31.8%	34.0%		6.1	Sales volume
				5.1	Selling price and mix
				(4.4)	Product cost and mix
				(2.2)	Foreign currency translation
				0.9	Carlton operations

Selling, general and administrative expenses (“SG&A”)	53.5	47.5	6.0
				1.2	Compensation expense
				0.9	Severance costs
				(1.1)	Professional services
				1.8	Carlton operations
				2.4	Foreign currency translation
				0.4	Pension expense
				0.4	Other

Operating income	38.3	38.9	(0.6)
Operating margin	13.3%	15.3%		5.5	Increase in gross profit
				(6.0)	Increase in SG&A

Income from continuing operations	17.1	15.1	2.0
				(0.5)	Decrease in operating income
				3.3	Decrease in net interest expense
				(1.5)	Increase in income tax provision
				0.7	Increase in other income

Income (loss) from discontinued operations	(0.2)	0.8	(1.0)
				(1.6)	Decrease in operating results
				0.6	Increase in income tax benefit

Net income	$16.9	$15.9	$1.0

Sales in the six months ended June 30, 2008 increased by $34.4 million (14%) from the same period in 2007.  Increased sales volume ($13.0 million), higher average selling prices ($5.1 million) and the favorable effect of translation of foreign currency denominated sales transactions ($6.0 million), given the weaker U.S. Dollar in comparison to 2007, contributed to the increase.  In addition, the acquisition of Carlton on May 2, 2008 contributed $10.3 million of the sales increase.  The Outdoor Products segment experienced a $33.6 million (14%) increase in sales during the six months ended June 30, 2008 compared to the same period in 2007, while sales of gear components increased $0.8 million (5%) during the same period.  International sales increased $34.9 million (22%), while domestic sales decreased $0.6 million (1%).  The increase in international sales reflected Carlton international sales of $9.4 million, along with continued strength in international markets, as well as the $6.0 million favorable impact from movement in foreign currency exchange rates compared to 2007.  The decrease in U.S. sales is attributed to lower sales volume for chainsaw components and outdoor care products and lower domestic sales of concrete cutting products, partially offset by higher domestic sales of gear-related products.

Gross profit increased $5.5 million (6%) from the first six months of 2007 to the same period in 2008.  Gross margin for the six months ended June 30, 2008 was 31.8% of sales compared to 34.0% for the same period in 2007.    Higher sales volume and improved pricing were partially offset by increases in product costs and the unfavorable net effect of movement in foreign currency exchange rates.  The higher product costs were attributable to higher steel costs, estimated at $1.7 million, as well as increased shipping and freight costs related to higher energy prices.  In addition, in the first six months of 2007 we incurred $1.0 million of costs to consolidate our North American distribution centers.  The six months ended June 30, 2008 also include charges to cost of sales totaling $1.9 million related to purchase accounting for the Carlton acquisition.

Fluctuations in currency exchange rates decreased our gross profit in the six months ended June 30, 2008 compared to 2007 by $2.2 million on a consolidated basis.  The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher manufacturing costs in Brazil and Canada, where local currencies strengthened compared to the U.S. Dollar, and were only partially offset by higher translated sales in Europe.

SG&A was $53.5 million for the six month period ending June 30, 2008, compared to $47.5 million for the same period in 2007, representing an increase of $6.0 million (13%).  As a percentage of sales, SG&A remained relatively flat, decreasing from 18.7% in 2007 to 18.6% in 2008.  International operating expenses increased $2.4 million from the prior year primarily due to the weaker U.S. Dollar and its effect on the translation of foreign expenses. The effect of the Carlton acquisition increased SG&A by $1.8 million.  Compensation expense increased by $1.2 million year-over-year, reflecting annual merit increases for our employees and a slight increase in stock compensation expense.  Severance costs and benefits related to a reorganization at our Portland headquarters, as well as similar actions taken in Europe, accounted for $0.9 million of the increase.  Professional services expense decreased $1.1 million due to lower legal and audit costs.

Operating income decreased by $0.6 million from the six months ended June 30, 2007 to the same period in 2008, resulting in an operating margin for 2008 of 13.3% of sales compared to 15.3% for 2007. The decrease was due to increased SG&A expenses and a total of $2.0 million in purchase accounting charges related to the acquisition of Carlton, partially offset by higher gross profit.

Interest expense was $13.7 million for the six month period ending June 30, 2008 compared to $16.8 million for the same period in 2007.  The decrease was due to lower average outstanding debt balances and lower average interest rates.

The following table summarizes our income tax provision for continuing operations in 2008 and 2007:

	Six months ended June 30,
(Amounts in thousands)	2008	2007

Income from continuing operations before income taxes	$26,131	$22,611
Provision for income taxes	9,025	7,550
Income from continuing operations	$17,106	$15,061
Effective tax rate	34.5%	33.4%

The increase in our effective tax rate from 2007 to 2008 is largely due to to shifts in the relative proportion of pre-tax income earned in foreign versus domestic locations, and the various tax rates that apply to our foreign locations, which can differ significantly from our domestic rate.

Our U.S. federal Net Operating Loss (“NOL”) carryforward was fully utilized during 2007.  We estimate our state NOL carryforwards were $30.3 million as of December 31, 2007.  These carryforwards expire at various dates from 2008 through 2024.  Additionally, we have a foreign tax credit carryforward of approximately $1.7 million as of December 31, 2007 that expires in 2010.  We also have state tax credit carryforwards of approximately $0.2 million that expire at various dates from 2008 through 2021.  Our federal research credits and alternative minimum tax credits are fully utilized as of December 31, 2007.  The state NOL and other carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of the state NOL carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can all be fully utilized.

Income from continuing operations in the six months ended June 30, 2008 was $17.1 million, or $0.35 per diluted share, compared to $15.1 million, or $0.31 per diluted share, for the same period in 2007.

The loss from discontinued operations in the six months ended June 30, 2008 was $0.2 million compared to income from discontinued operations of $0.8 million, or $0.02 per diluted share, for the same period in 2007.  The 2008 results consisted solely of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.  Results for the six month period ending June 30, 2007 reflect the activities of the Forestry Division prior to the sale, as well as wind-down and exit activities related to our discontinued Lawnmower segment which was sold in 2006.

Discontinued operations are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Sales	$—	$61,910
Operating income (loss) before taxes from discontinued operations	(280)	1,280
Income tax provision (benefit)	(106)	493
Income (loss) from discontinued operations	$(174)	$787

The Forestry Division reported sales of $61.9 million and income before taxes of $1.3 million in the six months ended June 30, 2007.  The operating results in the 2007 period reflected reduced sales volume amid a deepening of the cyclical downturn in the North American timber harvesting equipment market in 2007.

Segment Results.  The following table reflects segment sales and operating results for 2008 and 2007:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007	2008 as a % of 2007
Sales:
Outdoor Products	$272,583	$238,973	114%
Other	15,676	14,923	105%
Total sales	$288,259	$253,896	114%
Operating income:
Outdoor Products	$46,351	$47,734	97%
Other and corporate expenses	(8,062)	(8,876)	91%
Operating income	$38,289	$38,858	99%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased $33.6 million (14%) in the six months ended June 30, 2008 compared to the same period in 2007.  Of this increase, Carlton sales contributed $10.3 million, and $13.5 million was due to additional sales volume, primarily from an increase in sales of wood-cutting saw chain and outdoor equipment parts, which was offset by lower sales of concrete-cutting products than for the comparable period in 2007.  Higher average selling prices and improved product mix also contributed $3.8 million to the year-over-year sales increase.  Fluctuations in foreign currency exchange rates added another $6.0 million to segment sales in the six months ended June 30, 2008 compared to 2007.  Including $9.4 million for Carlton, international sales grew by $34.7 million, or 22% for the six month comparable periods, while domestic sales decreased 1%.  Sales to OEM customers decreased by 8% in our base operations, while replacement sales increased 17%.

Segment contribution to operating income decreased $1.4 million (3%) in the six months ended June 30, 2008 compared to the comparable period in 2007.  Higher product cost and mix ($3.5 million), higher SG&A expenses, excluding Carlton ($2.3 million), the net unfavorable effect of fluctuations in foreign currency translation rates ($4.6 million) and the unfavorable effects of Carlton ($0.9 million) were partially offset by increased sales volume ($6.1 million) and improved price and mix ($3.8 million).  Carlton’s results were negatively impacted by charges of $2.0 million related to purchase accounting.  The higher product cost and mix, excluding the foreign currency exchange effect, includes inflationary pressures of higher wages and other conversion costs, higher freight and shipping costs, increased energy costs and $1.1 million in higher steel costs.  The operating margin of 17.0% in 2008 compares to 20.0% in 2007.

Other and Corporate Expenses.  The other and corporate expense category includes the activity of our gear components business, as well as the costs of certain centralized management and administrative functions.  Sales of gear-related products increased 5% from the six months ended June 30, 2007 to the same period in 2008.  This increase was a result of a $1.3 million favorable effect of price increases, offset by lower volume of $0.5 million.  The contribution to operating income from our gear components business increased $0.4 million (46%) year-over-year due to the higher sales price and mix, partially offset by higher product cost and mix.  Corporate expenses were down $0.4 million (4%), with severance costs partially offset by lower legal and audit expenses.

Financial Condition, Liquidity and Capital Resources

Total debt at June 30, 2008 was $340.4 million, compared to $297.0 million at December 31, 2007.  The increase in debt during the first half of 2008 is attributable to borrowings under the revolving credit facility to fund the acquisition of Carlton on May 2, 2008.  As of June 30, 2008, our debt consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2008	2007
Revolving credit facility	$45,000	$—
Term loans	120,387	122,000
8 7/8% senior subordinated notes	175,000	175,000
Total debt	340,387	297,000
Less current maturities	(1,232)	(1,242)
Long-term debt	$339,155	$295,758

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at any time after August 1, 2008 at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100.000% August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 14.

Senior Credit Facilities.  The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003.  The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments.  The senior credit facilities consist of a revolving credit facility and a term loan facility.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of June 30, 2008, the Company had the ability to borrow an additional $100.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of June 30, 2008.

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

Interest expense was $13.7 million in the six months ended June 30, 2008; a decrease of $3.1 million compared to the six months ended June 30, 2007.  The decrease reflects the favorable effects of lower average debt outstanding, as well as reduced interest rates on our variable rate debt.  Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The interest rate is fixed on the senior subordinated notes.  Our weighted average interest rate on all debt was 6.62% as of June 30, 2008, compared to 8.11% as of December 31, 2007.  Cash paid for interest in the first six months of 2008 was $11.5 million, compared to $14.6 million in the same period of 2007.

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

Cash and cash equivalents at June 30, 2008 were $42.8 million compared to $57.6 million at December 31, 2007.  At June 30, 2008, $42.2 million of the cash balance was held at our foreign operations.

Cash provided by operating activities is summarized in the following table:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Income from continuing operations	$17,106	$15,061
Non-cash items	14,997	17,208
Subtotal	32,103	32,269
Changes in assets and liabilities, net	(14,702)	(23,766)
Discontinued operations, net	(2,892)	(1,281)
Cash provided by operating activities	$14,509	$7,222

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization and other non-cash charges; stock compensation expense; the tax benefit from exercise of stock options; deferred income taxes; non-cash purchase accounting effects and gain or loss on disposal of assets.

During the six months ended June 30, 2008, operating activities provided $14.5 million of cash.  Income from continuing operations plus non-cash items totaled $32.1 million in the first six months of 2008, reflecting improved operating results offset by a lower amount of non-cash items.  The reduction in non-cash items reflects higher depreciation and amortization expenses offset by fluctuations in the deferred income tax provision when compared with the six months of 2007.  In addition, purchase accounting for the Carlton acquisition resulted in non-cash charges of $1.9 million recognized in the first six months of 2008.  We expect non-cash charges related to the Carlton acquisition purchase accounting to total $3.5 million for 2008, and approximately $1.8 million in each of 2009 and 2010.  The positive operating cash flow from these items was partially offset by the net increase in working capital and other assets and liabilities during the period, including an increase in accounts receivable of $8.3 million, an increase in inventories of $6.1 million and a reduction in accounts payable and accrued expenses of $3.7 million.  Discontinued operations used $2.9 million in cash during the first six months of 2008 as certain obligations and liabilities related to the sale of our Forestry Division were paid in 2008.  Cash payments during the first six months of 2008 also included $11.5 million for interest and $8.2 million for income taxes.

During the first six months of 2007, operating activities provided $7.2 million of cash.  Income from continuing operations plus non-cash items totaled $32.3 million.  The positive operating cash flow from these items exceeded the net increase in working capital and other assets and liabilities during the period.  An increase in accounts receivable of $4.1 million, inventories of $10.4 million, other assets of $3.6 million and other liabilities of $6.2 million used a combined total of $24.3 million in the first six months of 2007.  These cash uses were partially offset by reductions in accounts payable and accrued expenses of $0.6 million.  In addition, discontinued operations used $1.3 million in cash during the first six months of 2007, reflecting increases in working capital components.  Cash payments during the first half of 2007 also included $14.6 million for interest, $8.9 million for income taxes and $7.3 million for defined benefit pension plans.

Cash used in investing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Proceeds from sale of assets	$691	$3
Purchases of property, plant and equipment	(11,800)	(9,795)
Acquisition of Carlton Holdings, Inc.	(64,314)	—
Discontinued operations	1,725	(417)
Cash used in investing activities	$(73,698)	$(10,209)

During 2008, we expect to invest $25 million to $27 million in available cash for capital expenditures, primarily for ongoing productivity and cost improvements in our manufacturing processes, routine replacement of machinery and equipment, replacement of tooling that is consumed in the production process and incremental capacity expansion.

For the six months ended June 30, 2007, we also spent $1.0 million related to consolidation of North American logistics in our Outdoor Products segment.

In the first six months of 2007, discontinued operations used $0.4 million in investing activities for the purchase of machinery and equipment.

Cash provided by financing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Net increase in debt principal outstanding	$43,387	$9,250
Proceeds and tax benefits from the exercise of stock options	994	241
Cash provided by financing activities	$44,381	$9,491

Cash provided by financing activities in the first six months of 2008 consisted of net borrowings of $45.0 million under our revolving credit facility for the acquisition of Carlton Holdings, Inc. and net proceeds and tax benefits from the exercise of stock options of $1.0 million, partially offset by the scheduled quarterly principal payment on our term debt facility of $1.6 million.  Cash provided by financing activities in the first six months of 2007 was $9.5 million, consisting of net borrowings of $10.0 million under our revolving credit facility and the net proceeds and tax benefits from the exercise of stock options, partially offset by the scheduled quarterly principal payment of $0.8 million on our term debt facility.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  We adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements.  As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In February 2008, FASB issued Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”).  We also adopted FSP No. 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  We chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008.  Therefore, the adoption of  FAS No. 159 on January 1, 2008, had no immediate effect on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  This FASB Staff Position amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets”. The provisions of FSP No. 142-3 are effective for the Company on January 1, 2009.  Early adoption is prohibited.  The adoption of FSP No. 142-3 is not anticipated to have a material impact on the financial position and results of operations of the Company.

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

PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were taken at our annual meeting of stockholders, which was held on May 20, 2008:

1.  The stockholders elected the eight nominees for director to our Board of Directors.  The eight directors elected, along with the voting results, are as follows:

	No. of Shares	No. of Shares
Name	Voting For	Withheld Voting
R. Eugene Cartledge	25,941,153	5,852,377
Joshua L. Collins	31,491,808	301,722
Eliot M. Fried	25,941,671	5,851,859
Thomas J. Fruechtel	31,496,569	296,961
E. Daniel James	25,939,084	5,854,446
Robert D. Kennedy	25,942,448	5,851,082
Harold E. Layman	24,791,736	7,001,794
James S. Osterman	31,347,737	445,793

2.  The stockholders ratified the appointment by our Audit Committee of PricewaterhouseCoopers LLP as the Corporation’s independent auditors.  The vote was as follows:

For	31,268,896
Against	521,935
Abstain	2,699

ITEM 6.  EXHIBITS

(a) Exhibits:

**10.1  Amended and Restated Employment Agreement with Richard H. Irving, III as Senior Vice President, General Counsel and Secretary of Blount dated July 14, 2008.

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

Dated: August 8, 2008