Form 10-Q
period 2008-09-30
BLOUNT INTERNATIONAL INC
filed 2008-11-10
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

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

The number of shares outstanding of $0.01 par value common stock as of October 30, 2008 was 47,608,570 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007

Sales	$175,006	$129,853	$463,265	$383,749
Cost of sales	118,470	85,927	314,929	253,492
Gross profit	56,536	43,926	148,336	130,257
Selling, general and administrative expenses	26,526	23,327	80,037	70,800
Operating income	30,010	20,599	68,299	59,457
Interest income	301	325	1,032	819
Interest expense	(6,873)	(8,454)	(20,533)	(25,259)
Other income, net	690	651	1,461	715
Income from continuing operations before income taxes	24,128	13,121	50,259	35,732
Provision for income taxes	9,146	4,940	18,171	12,490
Income from continuing operations	14,982	8,181	32,088	23,242
Discontinued operations:
Income (loss) before taxes	(87)	2,043	(367)	3,323
Provision for income taxes	145	781	39	1,274
Income (loss) from discontinued operations	(232)	1,262	(406)	2,049
Net income	$14,750	$9,443	$31,682	$25,291

Basic income (loss) per share:
Continuing operations	$0.31	$0.17	$0.68	$0.49
Discontinued operations	0.00	0.03	(0.01)	0.04
Net income	$0.31	$0.20	$0.67	$0.53

Diluted income (loss) per share:
Continuing operations	$0.31	$0.17	$0.67	$0.48
Discontinued operations	0.00	0.03	(0.01)	0.04
Net income	$0.31	$0.20	$0.66	$0.52

Weighted average shares used in per share calculations:
Basic	47,624	47,288	47,440	47,276
Diluted	48,248	48,113	48,079	48,068

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

(Amounts in thousands, except share data)	September 30, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$53,577	$57,589
Accounts receivable, net of allowance for doubtful accounts of $3,740 and $2,181, respectively	91,454	67,818
Inventories, net	81,363	70,273
Deferred income taxes	5,640	5,536
Current intangible asset, net	465	—
Other current assets	13,176	16,393
Total current assets	245,675	217,609
Property, plant and equipment, net	116,582	89,729
Deferred financing costs	7,684	10,698
Deferred income taxes	3,380	14,849
Goodwill and noncurrent intangible assets, net	80,053	48,984
Assets held for sale	1,476	—
Other assets	30,430	30,080
Total Assets	$485,280	$411,949

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$38,232	$1,242
Accounts payable	34,084	29,799
Accrued expenses	53,779	57,447
Deferred income taxes	505	533
Total current liabilities	126,600	89,021
Long-term debt, excluding current maturities	293,847	295,758
Employee benefit obligations	48,429	48,948
Other liabilities	36,491	32,368
Total liabilities	505,367	466,095
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,607,570 and 47,291,647 outstanding, respectively	476	473
Capital in excess of par value of stock	579,468	575,595
Accumulated deficit	(586,465)	(618,147)
Accumulated other comprehensive loss	(13,566)	(12,067)
Total stockholders’ deficit	(20,087)	(54,146)
Total Liabilities and Stockholders’ Deficit	$485,280	$411,949

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Income from continuing operations	$32,088	$23,242
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	15,974	12,742
Amortization, stock compensation and other non-cash charges	8,563	5,730
Excess tax benefit from share-based compensation	(459)	(106)
Deferred income taxes	285	4,711
Gain on disposal of assets	(1,287)	(517)
Changes in assets and liabilities, net of impact of acquisitions:
(Increase) decrease in accounts receivable	(10,642)	(5,962)
(Increase) decrease in inventories	(2,798)	(10,126)
(Increase) decrease in other assets	1,956	(3,494)
Increase (decrease) in accounts payable	(2,101)	971
Increase (decrease) in accrued expenses	1,580	3,518
Increase (decrease) in other liabilities	(103)	(14,978)
Discontinued operations	(4,199)	(1,572)
Net cash provided by operating activities	38,857	14,159

Cash flows from investing activities:
Proceeds from sale of assets	1,349	184
Purchases of property, plant and equipment	(17,675)	(13,760)
Acquisition of Carlton Holdings, Inc., net of cash acquired	(64,381)	—
Discontinued operations	1,725	968
Net cash used in investing activities	(78,982)	(12,608)

Cash flows from financing activities:
Net borrowings under revolving credit facility	37,000	5,250
Repayment of term loan principal	(1,921)	(1,125)
Excess tax benefit from share-based compensation	459	106
Proceeds from exercise of stock options	575	205
Net cash provided by financing activities	36,113	4,436

Net increase (decrease) in cash and cash equivalents	(4,012)	5,987
Cash and cash equivalents at beginning of period	57,589	27,636
Cash and cash equivalents at end of period	$53,577	$33,623

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2007	47,292	$473	$575,595	$(618,147)	$(12,067)	$(54,146)

Net income				31,682		31,682
Other comprehensive income (loss):
Foreign currency translation adjustment					(495)	(495)
Unrealized losses					(1,004)	(1,004)
Comprehensive income, net						30,183
Stock options, stock appreciation rights and restricted stock	316	3	1,031			1,034
Stock compensation expense			2,842			2,842
Balance September 30, 2008	47,608	$476	$579,468	$(586,465)	$(13,566)	$(20,087)

Other comprehensive loss for the three and nine months ended September 30, 2008 was $2.0 million and $1.5 million, respectively.  Other comprehensive income (loss) for the three and nine months ended September 30, 2007 was $1.1 million and $(1.7) million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries (“Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U. S.”).  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows and changes in stockholders’ deficit for the periods presented.

The accompanying financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008  and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U. S. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Income Taxes.  The effective tax rate differs from the U. S. federal statutory rate of 35% due to the inclusion of various state income taxes incurred in the U. S. and the effect of various tax rates that apply to our foreign locations, which can differ significantly from our U. S. federal tax rate.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Management is continually evaluating and updating these estimates and it is reasonably possible that these estimates will change in the near term.

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications have no effect on previously reported net income or net stockholders’ deficit.

NOTE 2:  ACQUISITION OF CARLTON HOLDINGS, INC.

On May 2, 2008, the Company acquired all of the outstanding stock of Carlton Holdings, Inc. and its subsidiaries (“Carlton”), a manufacturer of cutting chain for chainsaws located near Portland, Oregon.  The Company paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and also assumed liabilities totaling $21.4 million.  Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition.  The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under the Company’s revolving credit facility.  The operating results of Carlton are included in the Company’s consolidated financial statements from May 2, 2008 forward.

The Company accounted for the acquisition in accordance with Financial Accounting Standard (“FAS”) No. 141, “Business Combinations” (“FAS No. 141”).  Accordingly, Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.  The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values.  The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows. A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of certain items, including final determination of post-closing purchase price adjustments, and for uncertain tax positions under FIN 48 and deferred tax positions under FAS No. 109.

Summary of Carlton Preliminary Purchase Price Allocation

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,590	14,808
Inventories	9,958
Current intangible asset subject to amortization	1,240
Other current assets	413
Total current assets	28,220
Property, plant and equipment, net	26,703
Noncurrent intangible assets subject to amortization	8,790
Goodwill and other intangible assets not subject to amortization	22,545
Non-current deferred tax asset	1,283
Total assets	87,541

Current liabilities	7,615
Non-current liabilities	3,430
Deferred income tax liability	10,315
Total liabilities assumed	21,360
Cash paid for acquisition, excluding cash acquired	$66,181

Reflected in the consolidated results of operations for the three and nine months ended September 30, 2008 are non-cash charges totaling $0.9 million and $2.8 million, respectively, for amortization of intangible assets, depreciation of the step-up to fair value for property, plant and equipment and expensing of the step-up to fair value related to inventories.

The following table summarizes the Company’s intangible assets:

		September 30, 2008		December 31, 2007
(Amounts in thousands)	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill, Carlton acquisition	Indefinite	$17,045	$—	$—	$—
Goodwill, other	Indefinite	48,984	—	48,984	—
Total goodwill		66,029	—	48,984

Trademarks and trade names	Indefinite	5,500	—	—	—
Backlog	0.7	1,240	(775)	—	—
Covenant not to compete	3	590	(82)	—	—
Customer relationships	10	8,200	(184)	—	—
Total intangible assets		$81,559	$(1,041)	$48,984	$—

Amortization expense was $0.6 million and $1.0 million, respectively, for the three and nine months ended September 30, 2008.  No amortization expense was incurred for the three and nine months ended September 30, 2007.  Amortization expense for these intangible assets is expected to total $1.7 million in 2008; $1.5 million in each of 2009 and 2010; $1.3 million in 2011; $1.1 million in 2012 and $1.0 million in 2013.

The following pro forma results present the estimated effect as if the acquisition had occurred on the first day of each period presented.   The pro forma results include the historical results of Carlton, pro forma purchase accounting effects for the three and nine month periods, the pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects.  In addition to the pro forma amortization of tangible and intangible asset adjustments to fair value, the pro forma results for each period presented include a charge of $1.7 million to expense the adjustment of inventory to estimated fair value.

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Amounts in thousands)	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$175,006	$175,006	$463,265	$483,408
Net income	14,750	13,777	31,682	31,546
Basic earnings per share	0.31	0.29	0.67	0.66
Diluted earnings per share	0.31	0.29	0.66	0.65

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Amounts in thousands)	As Reported	Pro- Forma	As Reported	Pro- Forma

Sales	$129,853	$143.892	$383,749	$424,169
Net income	9,443	8,860	25,291	23,838
Basic earnings per share	0.20	0.19	0.53	0.50
Diluted earnings per share	0.20	0.19	0.52	0.49

NOTE 3:  DISCONTINUED OPERATIONS

Discontinued Forestry Division.  On November 5, 2007, the Company sold its Forestry Division, which constituted the majority of its Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million.  Under the terms of the related purchase agreement, $8.8 million of the gross proceeds were initially held in escrow for up to three years from the transaction date.  The Company recognized a pretax gain of $26.0 million net of related transaction expenses on the sale in the fourth quarter of 2007.  Prior to its treatment as discontinued operations, this division accounted for 21% of the Company’s consolidated sales for the first nine months of 2007.  The Forestry Division is reported as discontinued operations for all periods presented.  This division was headquartered in Zebulon, North Carolina, and manufactured and marketed timber harvesting and handling equipment and industrial tractors and loaders.  The division had manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; and Söderhamn, Sweden.  The sale included the disposition of the Forestry Division’s recorded goodwill in the amount of $22.9 million.  The Company retained certain liabilities related to the business, as well as an idle manufacturing facility located in Menominee, Michigan.  In December 2007, the land and building in Menominee, Michigan were sold for net cash proceeds of $0.5 million.

Discontinued operations are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Sales	$—	$99,761
Operating income (loss) before taxes from discontinued operations	(367)	3,323
Income tax provision	39	1,274
Income (loss) from discontinued operations	$(406)	$2,049

NOTE 4:  INVENTORIES, NET

Inventories consisted of the following:

(Amounts in thousands)	September 30, 2008	December 31, 2007
Raw materials and supplies	$15,301	$9,297
Work in progress	14,612	14,701
Finished goods	51,450	46,275
Total inventories	$81,363	$70,273

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

(Amounts in thousands)	September 30, 2008	December 31, 2007
Land	$7,469	$4,882
Buildings and improvements	56,830	51,251
Machinery and equipment	206,913	186,076
Furniture, fixtures and office equipment	29,679	28,419
Transportation equipment	832	662
Construction in progress	12,477	5,491
Accumulated depreciation	(197,618)	(187,052)
Total property, plant and equipment, net	$116,582	$89,729

NOTE 6:  LONG TERM DEBT

Long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2008	December 31, 2007
Revolving credit facility	$37,000	$—
Term loans	120,079	122,000
8 7/8% senior subordinated notes	175,000	175,000
Total debt	332,079	297,000
Less current maturities	(38,232)	(1,242)
Long-term debt	$293,847	$295,758

The weighted average interest rate on outstanding debt as of September 30, 2008 was 6.69%.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at any time after August 1, 2008 at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100.000% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 15.

Senior Credit Facilities.  The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003.  The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments.  The senior credit facilities consist of a revolving credit facility and a term loan facility.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of September 30, 2008, the Company had the ability to borrow an additional $108.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.  The entire balance outstanding under the revolving credit facility is classified as a current liability on the September 30, 2008 balance sheet.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of September 30, 2008.

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

NOTE 7:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U. S., Canada and Belgium.  The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees.  The components of net periodic benefit cost for these plans, including amounts recognized both in continuing and discontinued operations are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2008	2007	2008	2007
Service cost	$987	$907	$63	$95
Interest cost	2,765	2,572	538	526
Expected return on plan assets	(3,565)	(3,287)	—	—
Amortization of prior service cost	(2)	(2)	2	2
Amortization of net actuarial losses	288	371	208	243
Total net periodic benefit cost	$473	$561	$811	$866

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2008	2007	2008	2007
Service cost	$2,961	$2,721	$189	$285
Interest cost	8,295	7,715	1,614	1,577
Expected return on plan assets	(10,695)	(9,861)	—	—
Amortization of prior service cost	(6)	(6)	6	6
Amortization of net actuarial losses	864	1,113	624	729
Total net periodic benefit cost	$1,419	$1,682	$2,433	$2,597

As of December 31, 2006, the Company implemented a redesign of its domestic retirement plans, including a freeze of its defined benefit pension plan and the associated nonqualified plan.  Effective January 1, 2007, employees who were active participants in the plans ceased accruing benefits and new employees are not eligible to participate.  All retirement benefits accrued up to the time of the freeze were preserved.  The Company expects to contribute a total of approximately $3 million to $4 million to its funded pension plans during 2008.

The Company also sponsors a defined contribution 401(k) plan covering most employees in the U. S.  In conjunction with the redesign of its domestic retirement plans, the defined contribution 401 (k) plan was amended to provide for an additional annual Company contribution of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service.  The new contribution is made whether or not the employee contributes to the plan.

At September 30, 2008, the fair value of the assets of the Company’s pension plans was estimated at $142.1 million, down from $176.8 million at December 31, 2007.  The significant decline was mainly due to the drop in global stock prices.  Based on the decline in fair value of the assets as of September 30, 2008, the net pension expense in 2009 would be approximately $4.5 million to $5.5 million higher than in 2008.  Any change in the fair value of pension assets during the three month period ending December 31, 2008 will further affect this estimated effect.  This decline is not expected to significantly impact 2009 funding requirements but may increase the required contributions to the plans in future years.

NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees and other commercial commitments are summarized in the following table:

(Amounts in thousands)	September 30, 2008
Letters of credit outstanding	4,800
Contingent guarantees under various third party financing agreements	821

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries (see Notes 6 and 15).

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

With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that, in 1989, contamination of soil and groundwater by trichloroethylene (“TCE”) and other volatile organic compounds (“VOCs”) was discovered at Carlton’s facility located in Milwaukie, Oregon (the “Carlton Site”) in connection with the removal of two underground storage tanks.  On November, 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997 and 2000, pursuant to which the Company continues to investigate, remediate and monitor the contamination under the supervision of the DEQ.  The Company has accrued an amount based upon the current estimated potential remediation costs of the clean-up at the Carlton Site through the year 2028.  Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows.

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

NOTE 9:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2008	2007	2008	2007
Shares for basic per share computation – weighted average common shares outstanding	47,624	47,288	47,440	47,276
Dilutive effect of common stock equivalents	624	825	639	792
Shares for diluted per share computation	48,248	48,113	48,079	48,068
Options and stock appreciation rights excluded from computation as anti-dilutive because they are out-of-the-money	2,299	1,727	1,677	1,727

NOTE 10:  STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Stock appreciation rights (“SARs”) granted	305	380
Restricted stock (“RS”) shares granted	54	45
Restricted stock units (“RSUs”) granted	125	136

Aggregate fair value, SARs granted	$1,259	$1,617
Aggregate fair value, RS & RSUs granted	$2,148	$2,138
Effect of accelerated expense recognition due to grantee retirement-eligible status	$491	$609

The following assumptions were used to estimate the fair value of SARs:

	Nine Months Ended September 30,
	2008	2007
Estimated average life	6 years	6 years
Risk-free interest rate	2.7%	4.5%
Expected volatility	32.4%	29.1% - 29.5%
Weighted average volatility	32.4%	29.3%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$4.37	$4.50

As of September 30, 2008, the total unrecognized stock-based compensation expense related to previously granted awards was $2.3 million. The weighted-average period over which this expense is expected to be recognized is 1.2 years.  The Company’s policy upon the exercise of options, RS awards, RSUs or SARs has been to issue new shares into the market place.

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

Certain financial information by segment is presented in the tables below:

(Amounts in thousands)	September 30, 2008	December 31, 2007
Assets:
Outdoor Products	$416,363	$316,834
Other and corporate	68,917	95,115

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2008	2007	2008	2007
Sales:
Outdoor Products	$166,217	$122,112	$438,800	$361,085
Other	8,789	7,741	24,465	22,664
Total sales	$175,006	$129,853	$463,265	$383,749

Operating income:
Outdoor Products	$34,131	$23,667	$80,482	$71,401
Other and corporate expenses	(4,121)	(3,068)	(12,183)	(11,944)
Operating income	$30,010	$20,599	$68,299	$59,457

NOTE 12:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Cash paid for interest	$21,654	$27,145
Cash paid for income taxes	11,846	10,544

NOTE 13:  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U. S., and expands disclosures about fair value measurements.  The Company adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements.  As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In February 2008, the FASB issued Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”).  The Company also adopted FSP No. 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements.  In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”).  The Company adopted FSP No. 157-3 on October 1, 2008, with no immediate effect on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted subsequent to that date.  Therefore, the adoption of FAS No. 159 on January 1, 2008 had no immediate effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”).  FAS No. 141(R) replaces FAS No. 141, Business Combinations.  The provisions of FAS No. 141(R) are effective for the Company beginning January 1, 2009.  The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of any business combinations completed after the effective date.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”).  FAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements.  The provisions of FAS No. 160 are effective for the Company on January 1, 2009.    Earlier adoption is prohibited.  The adoption of FAS No. 160 is not anticipated to have a material impact on the financial position and results of operations of the Company.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  The provisions of FAS No. 161 are effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  This FASB Staff Position amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets”. The provisions of FSP No. 142-3 are effective for the Company on January 1, 2009 and early adoption is prohibited.  The impact of adopting FSP No. 142-3 will depend on the nature, terms and size of any business combinations completed after the effective date.

NOTE 14:  EUROPEAN DISTRIBUTION CENTER

Blount Europe S.A. (“Blount Europe”), a subsidiary of Blount Inc., has entered into contracts to lease new office and warehouse space and will relocate its administrative offices and distribution center to the new locations in the first half of 2009. The new European office will be located in Mont-Saint-Guibert, Belgium, and the new European distribution center will be in Courcelles, Belgium.  Blount Europe has also entered into a contract to sell its current facility in Nivelles, Belgium, subject to satisfactory completion of various contingent items.  The leases for the two new facilities require aggregate annual payments of $1.1 million and have lease terms of fifteen years.  The existing facilities in Belgium are classified as assets held for sale in the September 30, 2008 consolidated balance sheet.

NOTE 15:  CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended September 30, 2008
Sales	$—	$125,855	$12,979	$96,446	$(60,274)	$175,006
Cost of sales	—	91,113	10,561	79,273	(62,477)	118,470
Gross profit	—	34,742	2,418	17,173	2,203	56,536
Selling, general and administrative expenses	—	16,560	1,039	8,927	—	26,526
Operating income	—	18,182	1,379	8,246	2,203	30,010
Other, net	(4,093)	(1,578)	141	(352)	—	(5,882)
Income (loss) from continuing operations before income taxes	(4,093)	16,604	1,520	7,894	2,203	24,128
Provision (benefit) for income taxes	(1,431)	7,066	637	2,874	—	9,146
Income (loss) from continuing operations	(2,662)	9,538	883	5,020	2,203	14,982
Loss from discontinued operations	—	(196)	(36)	—	—	(232)
Equity in earnings of affiliated companies	17,412	8,070	50	—	(25,532)	—
Net income	$14,750	$17,412	$897	$5,020	$(23,329)	$14,750

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Nine Months Ended September 30, 2008
Sales	$—	$330,653	$36,505	$275,271	$(179,164)	$463,265
Cost of sales	—	238,244	30,183	226,568	(180,066)	314,929
Gross profit	—	92,409	6,322	48,703	902	148,336
Selling, general and administrative expenses	—	49,166	3,142	27,729	—	80,037
Operating income	—	43,243	3,180	20,974	902	68,299
Other, net	(12,893)	(5,747)	431	169	—	(18,040)
Income (loss) from continuing operations before income taxes	(12,893)	37,496	3,611	21,143	902	50,259
Provision (benefit) for income taxes	(5,347)	16,016	1,568	5,934	—	18,171
Income (loss) from continuing operations	(7,546)	21,480	2,043	15,209	902	32,088
Loss from discontinued operations	—	(370)	(36)	—	—	(406)
Equity in earnings of affiliated companies	39,228	18,118	128	—	(57,474)	—
Net income	$31,682	$39,228	$2,135	$15,209	$(56,572)	$31,682

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended September 30, 2007
Sales	$—	$92,252	$12,145	$78,518	$(53,062)	$129,853
Cost of sales	—	60,459	9,921	69,534	(53,987)	85,927
Gross profit	—	31,793	2,224	8,984	925	43,926
Selling, general and administrative expenses	—	14,600	878	7,839	(10)	23,327
Operating income	—	17,193	1,346	1,145	915	20,599
Other, net	(5,782)	(1,893)	506	(309)	—	(7,478)
Income (loss) from continuing operations before income taxes	(5,782)	15,300	1,852	836	915	13,121
Provision (benefit) for income taxes	(2,224)	7,070	602	(508)	—	4,940
Income (loss) from continuing operations	(3,558)	8,230	1,250	1,344	915	8,181
Income (loss) from discontinued operations	—	1,783	—	(521)	—	1,262
Equity in earnings of affiliated companies	13,001	2,988	(99)	—	(15,890)	—
Net income	$9,443	$13,001	$1,151	$823	$(14,975)	$9,443

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Nine Months Ended September 30, 2007
Sales	$—	$275,613	$35,766	$232,930	$(160,560)	$383,749
Cost of sales	—	191,300	29,460	192,358	(159,626)	253,492
Gross profit	—	84,313	6,306	40,572	(934)	130,257
Selling, general and administrative expenses	—	44,470	3,069	23,261	—	70,800
Operating income	—	39,843	3,237	17,311	(934)	59,457
Other, net	(17,566)	(5,556)	782	(1,385)	—	(23,725)
Income (loss) from continuing operations before income taxes	(17,566)	34,287	4,019	15,926	(934)	35,732
Provision (benefit) for income taxes	(6,192)	15,770	1,417	1,495	—	12,490
Income (loss) from continuing operations	(11,374)	18,517	2,602	14,431	(934)	23,242
Income (loss) from discontinued operations	—	2,656	(53)	(554)	—	2,049
Equity in earnings of affiliated companies	36,665	15,492	141	—	(52,298)	—
Net income	$25,291	$36,665	$2,690	$13,877	$(53,232)	$25,291

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

September 30, 2008

Assets

Cash and cash equivalents	$—	$3,177	$—	$50,400	$—	$53,577
Accounts receivable, net	—	50,476	5,583	35,389	6	91,454
Intercompany receivables	—	181,859	77,953	10,814	(270,626)	—
Inventories	—	52,789	5,945	22,075	554	81,363
Other current assets	—	11,098	43	8,140	—	19,281
Total current assets	—	299,399	89,524	126,818	(270,066)	245,675
Investments in affiliated companies	251,678	252,365	980	—	(505,023)	—
Property, plant and equipment, net	—	58,242	11,546	46,794	—	116,582
Goodwill and other assets	—	99,569	11,884	13,544	(1,974)	123,023
Total Assets	$251,678	$709,575	$113,934	$187,156	$(777,063)	$485,280

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$38,232	$—	$—	$—	$38,232
Accounts payable	—	17,932	4,514	11,638	—	34,084
Intercompany payables	270,620	—	—	—	(270,620)	—
Other current liabilities	—	32,906	3,256	18,122	—	54,284
Total current liabilities	270,620	89,070	7,770	29,760	(270,620)	126,600
Long-term debt, excluding current maturities	—	293,847	—	—	—	293,847
Other liabilities	1,145	74,980	—	10,769	(1,974)	84,920
Total liabilities	271,765	457,897	7,770	40,529	(272,594)	505,367
Stockholders’ equity (deficit)	(20,087)	251,678	106,164	146,627	(504,469)	(20,087)
Total Liabilities and Stockholders’ Equity (Deficit)	$251,678	$709,575	$113,934	$187,156	$(777,063)	$485,280

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2007

Assets

Cash and cash equivalents	$—	$10,512	$121	$46,956	$—	$57,589
Accounts receivable, net	—	34,885	4,881	28,052	—	67,818
Intercompany receivables	—	179,631	82,438	4,838	(266,907)	—
Inventories	—	41,877	6,860	21,884	(348)	70,273
Other current assets	—	13,843	216	7,870	—	21,929
Total current assets	—	280,748	94,516	109,600	(267,255)	217,609
Investments in affiliated companies	213,950	243,745	852	248	(458,795)	—
Property, plant and equipment, net	—	31,345	10,330	48,054	—	89,729
Goodwill and other assets	—	82,046	11,893	12,559	(1,887)	104,611
Total Assets	$213,950	$637,884	$117,591	$170,461	$(727,937)	$411,949

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$1,242	$—	$—	$—	$1,242
Accounts payable	—	15,835	3,857	10,107	—	29,799
Intercompany payables	266,907	—	—	—	(266,907)	—
Other current liabilities	—	39,264	3,568	15,148	—	57,980
Total current liabilities	266,907	56,341	7,425	25,255	(266,907)	89,021
Long-term debt, excluding current maturities	—	295,758	—	—	—	295,758
Other liabilities	1,189	71,835	—	10,179	(1,887)	81,316
Total liabilities	268,096	423,934	7,425	35,434	(268,794)	466,095
Stockholders equity (deficit)	(54,146)	213,950	110,166	135,027	(459,143)	(54,146)
Total Liabilities and Stockholders’ Equity (Deficit)	$213,950	$637,884	$117,591	$170,461	$(727,937)	$411,949

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Nine Months Ended September 30, 2008

Net cash provided by (used in) operating activities	$5,304	$20,605	$(3,084)	$16,032	$—	$38,857

Proceeds from sale of assets	—	1,333	16	—	—	1,349
Purchase of property, plant and equipment	—	(9,777)	(2,110)	(5,788)	—	(17,675)
Acquisition of Carlton Holdings, Inc.	—	(64,381)	—	—	—	(64,381)
Discontinued operations	—	1,725	—	—	—	1,725
Net cash used in investing activities	—	(71,100)	(2,094)	(5,788)	—	(78,982)

Net borrowings under revolving credit facility	—	37,000	—	—	—	37,000
Repayment of term loan principal	—	(1,921)	—	—	—	(1,921)
Advances from (to) affiliates	(6,338)	8,081	5,057	(6,800)	—	—
Other	1,034	—	—	—	—	1,034
Net cash provided by (used in) financing activities	(5,304)	43,160	5,057	(6,800)	—	36,113

Net increase (decrease) in cash and cash equivalents	—	(7,335)	(121)	3,444	—	(4,012)
Cash and cash equivalents at beginning of period	—	10,512	121	46,956	—	57,589
Cash and cash equivalents at end of period	$—	$3,177	$—	$50,400	$—	$53,577

Nine Months Ended September 30, 2007

Net cash provided by (used in) operating activities	$3,920	$(936)	$590	$13,330	$(2,745)	$14,159

Purchase of property, plant and equipment	—	(7,816)	(1,397)	(4,547)	—	(13,760)
Other	—	147	1	36	—	184
Discontinued operations		(556)	1,561	(37)		968
Net cash provided by (used) in investing activities	—	(8,225)	165	(4,548)	—	(12,608)

Net borrowings under revolving credit facility	—	5,250	—	—	—	5,250
Repayment of term loan principal	—	(1,125)	—	—	—	(1,125)
Advances from (to) affiliates	(4,231)	5,036	(805)	—	—	—
Other	311	—	—	—	—	311
Net cash provided by (used in) financing activities	(3,920)	9,161	(805)	—	—	4,436

Net increase (decrease) in cash and cash equivalents	—	—	(50)	8,782	(2,745)	5,987
Cash and cash equivalents at beginning of period	—	—	90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$—	$—	$40	$38,180	$(4,597)	$33,623

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Acquisition of Carlton

On May 2, 2008, we acquired all of the outstanding stock of Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon.  We paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and we also assumed liabilities totaling $21.4 million.  Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition.  The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under our revolving credit facility.  The operating results of Carlton are included in our consolidated financial statements from May 2, 2008 forward.

We accounted for the acquisition in accordance with FAS No. 141.  Accordingly, Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.  We estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values.  We estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows.  A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of acquisition is presented below.  The purchase price allocation is preliminary and is subject to the completion of certain items, including final determination of post-closing purchase price adjustments, and for uncertain tax positions under FIN 48 and deferred tax positions under FAS No. 109.

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,590	14,808
Inventories	9,958
Current intangible asset subject to amortization	1,240
Other current assets	413
Total current assets	28,220
Property, plant and equipment, net	26,703
Noncurrent intangible assets subject to amortization	8,790
Goodwill and other intangible assets not subject to amortization	22,545
Non-current deferred tax asset	1,283
Total assets	87,541

Current liabilities	7,615
Non-current liabilities	3,430
Deferred income tax liability	10,315
Total liabilities assumed	21,360
Cash paid for acquisition, excluding cash acquired	$66,181

Reflected in the consolidated results of operations for the three and nine months ended September 30, 2008 are non-cash charges totaling $0.9 million and $2.8 million, respectively, for amortization of intangible assets, depreciation of the step-up to fair value for property, plant and equipment and expensing of the step-up to fair value related to inventories.  In addition, a charge of $0.1 million was recognized for severance costs related to positions eliminated after the transaction.

Operating Results

Three months ended September 30, 2008 (unaudited) compared to three months ended September 30, 2007 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year over year change.

	Three Months Ended September 30,

(Amounts in millions)*	2008	2007	Change		Contributing Factor

Sales	$175.0	$129.9	$45.1
				$22.9	Sales volume
				3.5	Selling price and mix
				2.8	Foreign currency translation
				15.9	Carlton operations

Gross profit	56.5	43.9	12.6
Gross margin	32.3%	33.8%		8.0	Sales volume
				3.5	Selling price and mix
				0.9	Product cost and mix
				(1.9)	Foreign currency translation
				2.1	Carlton operations

Selling, general and administrative expenses (“SG&A”)	26.5	23.3	3.2
As a percent of sales	15.2%	18.0%		1.6	Compensation and other benefits
				0.9	Foreign currency translation
				0.7	Carlton operations

Operating income	30.0	20.6	9.4
Operating margin	17.1%	15.9%		12.6	Increase in gross profit
				(3.2)	Increase in SG&A

Income from continuing operations	15.0	8.2	6.8
				9.4	Increase in operating income
				1.6	Decrease in net interest expense
				(4.2)	Increase in income tax provision

Discontinued operations	(0.2)	1.3	(1.5)
				(2.1)	Change in operating results
				0.6	Change in income tax provision

Net income	$14.8	$9.4	$5.3

*Amounts may not foot due to rounding.

Sales in the three months ended September 30, 2008 increased by $45.1 million (35%) from the same period in 2007.  This sales increase was primarily due to a $22.9 million increase in sales volume and $15.9 million of sales from Carlton (acquired on May 2, 2008).  Additional factors included price increases and the favorable effect of translation of foreign currency denominated sales transactions, given the weaker U. S. dollar in comparison to 2007.  The Outdoor Products segment, including the results of Carlton, experienced a $44.1 million (36%) increase in sales during the three months ended September 30, 2008 compared to the same period in 2007.  Sales of gear components increased $1.0 million (14%) during the same period.  International sales increased $30.5 million (36%) and domestic sales increased $14.6 million (33%).  The increase in international sales is attributed to the Carlton acquisition and continued strength in international markets, as well as the $2.8 million favorable impact from movement in foreign currency exchange rates compared to 2007.  The increase in U. S. sales is a result of higher domestic sales volume for chainsaw components and outdoor care products and increased sales of gear-related products, partially offset by slightly lower domestic sales of concrete cutting products.

Consolidated order backlog at September 30, 2008 was $104.3 million compared to $69.3 million at December 31, 2007 and $72.7 million at September 30, 2007.  Backlog in the Outdoor Products segment increased $34.4 million from December 31, 2007, of which $23.5 million relates to Carlton.  The backlog for gear components increased by $0.5 million during the nine months ended September 30, 2008.

Gross profit increased $12.6 million (29%) in the third quarter of 2008 compared to the third quarter of 2007.  Gross margin for the three months ended September 30, 2008 was 32.3% of sales compared to 33.8% for the same period in 2007.  Higher sales volume and improved pricing were partially offset by the unfavorable net effects of movement in foreign currency exchange rates estimated at $1.9 million, and higher product costs, including steel costs estimated at $2.2 million.  Gross profit from Carlton of $2.1 million reflects charges of $0.9 million in purchase accounting effects.

Fluctuations in currency exchange rates decreased our gross profit in the third quarter of 2008 compared to 2007 by an estimated $1.9 million on a consolidated basis.  Translation of stronger foreign currencies into a weaker U. S. dollar resulted in higher manufacturing costs, as well as other cost of sales elements, with our Brazil operations being the largest component.  Increases in these higher manufacturing costs were only partially offset by higher translated sales in Europe.

SG&A was $26.5 million for the three month period ending September 30, 2008, compared to $23.3 million for the same period in 2007, representing an increase of $3.2 million (14%).  As a percentage of sales, SG&A decreased from 18.0% in the third quarter of 2007 to 15.2% in the same period of 2008, reflecting improved leverage on higher sales revenue.  The SG&A increase included $0.7 million from the addition of Carlton operations and $0.9 million from the effect of currency exchange rates on international-based expenses.  In addition, compensation expense increased by $1.6 million year-over-year, reflecting annual merit increases for our employees, as well as increased accruals for incentive compensation expenses based on improved operating performance.

Operating income increased by $9.4 million from the third quarter of 2007 to the third quarter of 2008, resulting in an operating margin for 2008 of 17.1% of sales compared to 15.9% for 2007. The increase in operating income was due to higher sales and the related gross profit, partially offset by the increase in SG&A expenses.

Interest expense was $6.9 million for the three months ended September 30, 2008 compared to $8.5 million for the same period in 2007.  The decrease in interest expense was due to lower average outstanding debt balances and lower average interest rates.

The following table summarizes our income tax provision for continuing operations in 2008 and 2007:

	Three months ended September 30,
(Amounts in thousands)	2008	2007

Income from continuing operations before income taxes	$24,128	$13,121
Provision for income taxes	9,146	4,940
Income from continuing operations	$14,982	$8,181
Effective tax rate	37.9%	37.6%

The effective tax rate for the two periods has remained consistent.  The effective tax rate differs from the U. S. federal statutory rate of 35% due to the inclusion of various state income taxes incurred in the U. S. and the effect of various tax rates that apply to our foreign locations, which can differ significantly from our U. S. federal tax rate.

Income from continuing operations in the three months ended September 30, 2008 was $15.0 million, or $0.31 per diluted share, compared to $8.2 million, or $0.17 per diluted share, for the same period in 2007.

Loss from discontinued operations in the three months ended September 30, 2008 was $0.2 million compared to income from discontinued operations of $1.3 million, or $0.03 per diluted share, for the same period in 2007.  Results for the third quarter of 2008 consisted of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007, as well as an adjustment to the tax provision related to the finalization of the 2007 tax return.  Results for the third quarter of 2007 reflect the operations of our Forestry Division prior to the sale, as well as wind-down and exit activities related to our discontinued Lawnmower segment, which was sold in 2006.

Discontinued operations are summarized as follows:

	Three Months Ended September 30,
(Amounts in thousands)	2008	2007
Sales	$—	$37,851
Income (loss) before taxes from discontinued operations	(87)	2,043
Income tax provision	145	781
Income (loss) from discontinued operations	$(232)	$1,262

Segment Results.  The following table reflects segment sales and operating results for 2008 and 2007:

	Three Months Ended September 30,
(Amounts in thousands)	2008	2007	2008 as a % of 2007
Sales:
Outdoor Products	$166,217	$122,112	136%
Other	8,789	7,741	114%
Total sales	$175,006	$129,853	135%
Operating income:
Outdoor Products	$34,131	$23,667	144%
Other and corporate expenses	(4,121)	(3,068)	134%
Operating income	$30,010	$20,599	146%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased $44.1 million (36%) in the three months ended September 30, 2008 compared to the same period in 2007.  Of this increase, Carlton sales contributed $15.9 million, and $23.3 million was due to additional sales volume, primarily from an increase in sales of wood-cutting saw chain and outdoor equipment parts that was partially offset by slightly lower sales of concrete-cutting products.  Fluctuations in foreign currency exchange rates added $2.8 million to segment sales in the third quarter of 2008 compared to 2007.  Excluding the effects of Carlton, international sales grew 20% for the three month comparable periods and domestic sales increased 30%.  Domestic sales were stimulated, in part, by hurricane activity along the U. S. Gulf Coast.  Sales to OEM customers increased 18% and replacement sales increased 25% in the comparable periods, excluding the effects of Carlton.  Order backlog increased by $34.4 million from December 31, 2007 to $97.7 million at September 30, 2008, of which $23.5 million relates to Carlton.

Segment contribution to operating income increased $10.5 million (44%) in the third quarter of 2008 compared to the third quarter of 2007.  The favorable effects of increased sales volume of $10.1 million (including Carlton), favorable selling price and mix of $2.2 million and improved product cost and mix of $1.9 million, were partially offset by higher SG&A expenses of $1.0 million and the net unfavorable effect of fluctuations in foreign currency translation rates of $2.8 million.  The improved product cost and mix, excluding the foreign currency exchange effect, includes increased leverage on our factories from higher production volumes, partially offset by $1.1 million in higher steel costs.  The operating margin of 20.5% in 2008 compares to 19.4% in 2007.

Other and Corporate Expenses.  The other and corporate expense category includes the activity of our gear components business, as well as the costs of certain centralized management and administrative functions.  Sales of gear-related products increased 14% from the third quarter of 2007 to the third quarter of 2008.  This increase was a result of $1.3 million favorable effect of price increases and product mix partially offset by decreased volume of $0.3 million.  The contribution to operating income from our gear components business increased $0.1 million (16%) year-over-year due to the higher revenue, partially offset by higher product cost and mix.  Corporate expenses increased $1.2 million (33%), reflecting increased accruals for incentive compensation expenses based on improved operating performance.

Nine months ended September 30, 2008 (unaudited) compared to nine months ended September 30, 2007 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year over year change.

	Nine months ended September 30,

(Amounts in millions)*	2008	2007	Change		Contributing Factor

Sales	$463.3	$383.7	$79.5
				$37.6	Sales volume
				6.9	Selling price and mix
				8.8	Foreign currency translation
				26.2	Carlton operations

Gross profit	148.3	130.3	18.1
Gross margin	32.0%	33.9%		15.7	Sales volume
				6.9	Selling price and mix
				(3.5)	Product cost and mix
				(4.1)	Foreign currency translation
				3.1	Carlton operations

SG&A	80.0	70.8	9.2
As a percent of sales	17.3%	18.4%		3.5	Compensation and other benefits
				0.9	Severance costs
				(1.8)	Professional services
				2.5	Carlton operations
				3.3	Foreign currency translation
				0.9	Other

Operating income	68.3	59.5	8.8
Operating margin	14.7%	15.5%		18.1	Increase in gross profit
				(9.2)	Increase in SG&A

Income from continuing operations	32.1	23.2	8.8
				8.8	Increase in operating income
				4.9	Decrease in net interest expense
				(5.7)	Increase in income tax provision
				0.8	Increase in other income

Discontinued operations	(0.4)	2.0	(2.5)
				(3.7)	Change in operating results
				1.2	Change in income tax provision

Net income	$31.7	$25.3	$6.4

*Amounts may not foot due to rounding.

Sales in the nine months ended September 30, 2008 increased by $79.5 million (21%) from the same period in 2007.  Increased sales volume ($37.6 million), higher average selling prices and product mix ($6.9 million), and the favorable effect of translation of foreign currency denominated sales transactions ($8.8 million), given the weaker U. S. dollar in comparison to 2007, contributed to the increase.  In addition, the acquisition of Carlton on May 2, 2008 contributed $26.2 million of the sales increase.  The Outdoor Products segment experienced a $77.7 million (22%) increase in sales during the nine months ended September 30, 2008 compared to the same period in 2007, while sales of gear components increased $1.8 million (8%) during the same period.  International sales increased $65.4 million (27%), while domestic sales increased $14.1 million (10%).  The increase in international sales reflected Carlton international sales of $22.5 million, along with continued strength in international markets, as well as the $8.8 million favorable impact from movement in foreign currency exchange rates compared to 2007.  The increase in U. S. sales is attributed to increased sales volume for chainsaw components and outdoor care products, as well as increased domestic sales of gear-related products, partially offset by slightly lower sales of concrete-cutting products.

Gross profit increased $18.1 million (14%) from the first nine months of 2007 to the same period in 2008.  Gross margin for the nine months ended September 30, 2008 was 32.0% of sales compared to 33.9% for the same period in 2007.  Higher sales volume and improved pricing were partially offset by increases in product costs and the unfavorable net effect of movement in foreign currency exchange rates.  The higher product costs were attributable to higher steel costs, estimated at $3.8 million, as well as increased shipping and freight costs related to higher energy prices.  In addition, in the first nine months of 2007, we incurred $1.0 million in costs to consolidate certain North American distribution functions.  The nine months ended September 30, 2008 also include charges to cost of sales totaling $2.8 million related to purchase accounting for the Carlton acquisition.

Fluctuations in currency exchange rates decreased our gross profit in the nine months ended September 30, 2008 compared to 2007 by $4.1 million on a consolidated basis.  The year to date trend of translation of stronger foreign currencies into a weaker U. S. dollar continued, resulting in higher manufacturing costs in Brazil and Canada, where local currencies strengthened compared to the U. S. dollar, partially offset by higher translated sales in Europe.

SG&A was $80.0 million for the nine month period ending September 30, 2008, compared to $70.8 million for the same period in 2007, representing an increase of $9.2 million (13%).  As a percentage of sales, SG&A decreased from 18.4% in 2007 to 17.3% in 2008, reflecting improved leverage on higher sales revenue.  International operating expenses increased $3.3 million from the prior year due to the weaker U. S. dollar and its effect on the translation of foreign expenses.  The effect of the Carlton acquisition increased SG&A by $2.5 million.  Compensation and other benefits expense increased by $3.5 million year-over-year, reflecting annual merit increases, higher incentive compensation expenses based on improved operating performance and increased post-employment benefit expenses.  Severance costs and benefits related to a reorganization at our Portland headquarters, as well as similar actions taken in Europe, accounted for $0.9 million of the increase.  Professional services expense decreased $1.8 million due to lower legal and audit costs.

Operating income increased by $8.8 million from the nine months ended September 30, 2007 to the same period in 2008; however, the operating margin for 2008 was 14.7% of sales compared to 15.5% for 2007.  The decrease in operating margin was due to increased SG&A expenses and a total of $2.9 million in purchase accounting charges related to the acquisition of Carlton, partially offset by higher gross profit.

Interest expense was $20.5 million for the nine month period ending September 30, 2008 compared to $25.3 million for the same period in 2007.  The decrease was due to lower average outstanding debt balances and lower average interest rates.

The following table summarizes our income tax provision for continuing operations in 2008 and 2007:

	Nine months ended September 30,
(Amounts in thousands)	2008	2007

Income from continuing operations before income taxes	$50,259	$35,732
Provision for income taxes	18,171	12,490
Income from continuing operations	$32,088	$23,242
Effective tax rate	36.2%	35.0%

The increase in our effective tax rate from 2007 to 2008 is largely due to shifts in the relative proportion of pre-tax income earned in foreign versus domestic locations, and the various tax rates that apply to our foreign locations, which can differ significantly from our domestic income tax rate.

Our U. S. federal Net Operating Loss (“NOL”) carryforward was fully utilized during 2007.  We estimate our state NOL carryforwards were $30.3 million as of December 31, 2007.  These carryforwards expire at various dates from 2008 through 2024.  Additionally, we have a foreign tax credit carryforward of approximately $1.7 million as of December 31, 2007 that expires in 2010.  We also have state tax credit carryforwards of approximately $0.2 million that expire at various dates from 2008 through 2021.  Our federal research credits and alternative minimum tax credits were fully utilized as of December 31, 2007.  The state NOL and other carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of the state NOL carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can be fully utilized.

Income from continuing operations in the nine months ended September 30, 2008 was $32.1 million, or $0.67 per diluted share, compared to $23.2 million, or $0.48 per diluted share, for the same period in 2007.

Loss from discontinued operations in the nine months ended September 30, 2008 was $0.4 million or $0.01 per diluted share compared to income from discontinued operations of $2.0 million, or $0.04 per diluted share, for the same period in 2007.  The 2008 results consisted solely of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.  Results for the nine month period ending September 30, 2007 reflect the activities of the Forestry Division prior to the sale, as well as wind-down and exit activities related to our discontinued Lawnmower segment, which was sold in 2006.

Discontinued operations are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Sales	$—	$99,761
Operating income (loss) before taxes from discontinued operations	(367)	3,323
Income tax provision	39	1,274
Income (loss) from discontinued operations	$(406)	$2,049

Segment Results.  The following table reflects segment sales and operating results for 2008 and 2007:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007	2008 as a % of 2007
Sales:
Outdoor Products	$438,800	$361,085	122%
Other	24,465	22,664	108%
Total sales	$463,265	$383,749	121%
Operating income:
Outdoor Products	$80,482	$71,401	113%
Other and corporate expenses	(12,183)	(11,944)	102%
Operating income	$68,299	$59,457	115%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased $77.7 million (22%) in the nine months ended September 30, 2008 compared to the same period in 2007.  Of this increase, Carlton sales contributed $26.2 million. Additional sales volume provided $38.4 million, primarily from an increase in sales of wood-cutting saw chain and outdoor equipment parts, which was partially offset by slightly lower sales of concrete-cutting products.  Higher average selling prices and improved product mix also contributed $4.4 million to the year-over-year sales increase.  Fluctuations in foreign currency exchange rates added another $8.8 million to segment sales in the nine months ended September 30, 2008 compared to 2007.  Excluding the effects of Carlton, international sales grew 18% for the nine month comparable periods, domestic sales increased 8%, sales to OEM customers increased 1% and replacement sales increased 20%.

Segment contribution to operating income increased $9.1 million (13%) in the nine months ended September 30, 2008 compared to the corresponding period in 2007.  Increased sales volume ($15.7 million), improved price and mix ($4.4 million) and the inclusion of Carlton ($0.5 million) were partially offset by higher product cost and mix ($1.6 million), higher SG&A expenses ($2.5 million) and the net unfavorable effect of fluctuations in foreign currency translation rates ($7.4 million).  Carlton’s results were negatively impacted by non-cash charges of $2.8 million related to purchase accounting.  The higher product cost and mix, excluding the foreign currency exchange effect, includes inflationary pressures of higher wages and other conversion costs, higher freight and shipping costs, increased energy costs and an estimated $2.2 million in higher steel costs.  The operating margin of 18.3% in 2008 compares to 19.8% in 2007.

Other and Corporate Expenses.  The other and corporate expense category includes the activity of our gear components business, as well as the costs of certain centralized management and administrative functions.  Sales of gear-related products increased 8% from the nine months ended September 30, 2007 to the same period in 2008.  This increase was a result of a $2.6 million favorable effect of price and mix improvements, partially offset by lower volume of $0.8 million.  The contribution to operating income from our gear components business increased $0.6 million (35%) year-over-year due to the higher sales, partially offset by higher product cost and mix.  Corporate expenses increased $0.9 million (6%), with severance costs and higher accrued variable compensation expense partially offset by lower legal and audit expenses.

Financial Condition, Liquidity and Capital Resources

Total debt at September 30, 2008 was $332.1 million, compared to $297.0 million at December 31, 2007.  The increase in debt during 2008 is attributable to borrowings of $58.5 million under the revolving credit facility to fund the acquisition of Carlton on May 2, 2008, partially offset by repayment of $21.5 million of such borrowings from net cash flows.  As of September 30, 2008, our debt consisted of the following:

(Amounts in thousands)	September 30, 2008	December 31, 2007

Revolving credit facility	$37,000	$—
Term loans	120,079	122,000
8 7/8% senior subordinated notes	175,000	175,000
Total debt	332,079	297,000
Less current maturities	(38,232)	(1,242)
Long-term debt	$293,847	$295,758

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

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of September 30, 2008, the Company had the ability to borrow an additional $108.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009.  Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.  The entire balance outstanding at September 30, 2008 is classified as a current liability because the facility matures in less than twelve months.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants as of September 30, 2008.

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

Interest expense was $20.5 million in the nine months ended September 30, 2008, a decrease of $4.7 million compared to the nine months ended September 30, 2007.  The decrease reflects the favorable effects of lower average debt outstanding, as well as reduced interest rates on our variable rate debt.  Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The interest rate is fixed on the senior subordinated notes.  Our weighted average interest rate on all debt was 6.69% as of September 30, 2008 compared to 8.11% as of December 31, 2007.

Our debt continues to be significant, and future debt service payments continue to represent substantial obligations.  This degree of leverage may adversely affect our operations and could have important adverse consequences.

We intend to fund working capital, capital expenditures and debt service requirements for the next twelve months, including the August 2009 maturity of the revolving credit facility, through expected cash flows generated from operations.  We expect our remaining resources will be sufficient to cover any additional increases in working capital and capital expenditures for at least the next twelve months.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs, including the potential extension of the revolving credit facility beyond its maturity date.  However, any such extension may result in amendment fees, higher borrowing costs and other changes in terms and conditions, particularly in light of recent developments in the world-wide credit markets.

At September 30, 2008, the fair value of the assets of our pension plans was estimated at $142.1 million, down from $176.8 million at December 31, 2007.  The significant decline was mainly due to the drop in global stock prices.  Based on the decline in fair value of the assets as of September 30, 2008, the net pension expense in 2009 would be approximately $4.5 million to $5.5 million higher than in 2008.  Any change in the fair value of pension assets during the three month period ending December 31, 2008 will further affect this estimated effect.  This decline is not expected to significantly impact 2009 funding requirements but may increase the required contributions to the plans in future years.

Cash and cash equivalents at September 30, 2008 were $53.6 million compared to $57.6 million at December 31, 2007.  At September 30, 2008, $50.4 million of the cash balance was held at our foreign operations.

Cash provided by operating activities is summarized in the following table:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Income from continuing operations	$32,088	$23,242
Non-cash items	23,076	22,560
Subtotal	55,164	45,802
Changes in assets and liabilities, net	(12,108)	(30,071)
Discontinued operations, net	(4,199)	(1,572)
Cash provided by operating activities	$38,857	$14,159

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization; stock compensation expense; other non-cash charges; the tax benefit from exercise of stock options; deferred income taxes; non-cash purchase accounting effects and gain or loss on disposal of assets.

During the nine months ended September 30, 2008, operating activities provided $38.9 million of cash.  Income from continuing operations plus non-cash items totaled $55.2 million in the first nine months of 2008, reflecting improved operating results and a net increase in non-cash items.  The increase in non-cash items reflects higher depreciation and amortization expenses, offset by fluctuations in the deferred income tax provision when compared to the first nine months of 2007.  In addition, purchase accounting for the Carlton acquisition resulted in non-cash charges of $2.8 million recognized in the first nine months of 2008.  We expect non-cash charges related to the Carlton acquisition purchase accounting to total $3.5 million for 2008, and approximately $1.7 million in 2009 and $1.8 million in 2010.  The positive operating cash flow from these items was partially offset by the net increase in working capital and other assets and liabilities during the period, including an increase in accounts receivable of $10.6 million and an increase in inventories of $2.8 million.  Discontinued operations used $4.2 million in cash during the first nine months of 2008 as certain obligations and liabilities related to the sale of our Forestry Division were paid in 2008.  Cash payments during the first nine months of 2008 also included $21.7 million for interest and $11.8 million for income taxes.

During the first nine months of 2007, operating activities provided $14.2 million of cash.  Income from continuing operations plus non-cash items totaled $45.8 million.  The positive operating cash flow from these items was partially offset by the net increase in working capital and other assets and liabilities during the period.   An increase in accounts receivable of $6.0 million, inventories of $10.1 million, other assets of $3.5 million and a net decrease in liabilities of $10.5 million used a combined total of $30.1 million in the first nine months of 2007. In addition, discontinued operations used $1.6 million of cash during the first nine months of 2007, reflecting increases in working capital components.  Cash payments during the first nine months of 2007 also included $27.1 million for interest, $10.5 million for income taxes and $19.0 million for contributions to defined benefit pension plans.

Cash used in investing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Proceeds from sale of assets	$1,349	$184
Purchases of property, plant and equipment	(17,675)	(13,760)
Acquisition of Carlton Holdings, Inc.	(64,381)	—
Discontinued operations	1,725	968
Cash used in investing activities	$(78,982)	$(12,608)

During 2008, we expect to invest $24 million to $26 million in available cash for capital expenditures, primarily for ongoing productivity and cost improvements in our manufacturing processes, routine replacement of machinery and equipment, replacement of tooling that is consumed in the production process and incremental capacity expansion.

Cash provided by financing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Net increase in debt principal outstanding	$35,079	$4,125
Proceeds and tax benefits from the exercise of stock options	1,034	311
Cash provided by financing activities	$36,113	$4,436

Cash provided by financing activities in the first nine months of 2008 consisted of net borrowings of $35.1 million under our credit facilities.  These net borrowings include $58.5 million borrowed under our revolving credit facility for the acquisition of Carlton Holdings, Inc., partially offset by scheduled principal repayments of $1.9 million on our term loans and payments against the revolver balance from cash generated during the period. Net proceeds and tax benefits from the exercise of stock options totaled $1.0 million during the first nine months of 2008. Cash provided by financing activities in the first nine months of 2007 was $4.4 million, consisting of net borrowings of $4.1 million under our revolving credit facility and term loans, and the net proceeds and tax benefits from the exercise of stock options.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U. S., and expands disclosures about fair value measurements.  We adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements.  As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In February 2008, the FASB issued Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”).  We also adopted FSP No. 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements.  In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”).  We adopted FSP No. 157-3 on October 1, 2008, with no immediate effect on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  We chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted subsequent to that date.  Therefore, the adoption of  FAS No. 159 on January 1, 2008 had no immediate effect on our consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”).  FAS No. 141(R) replaces FAS No. 141, Business Combinations. The provisions of FAS No. 141(R) are effective for the Company on January 1, 2009.  The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of any business combinations completed after the effective date.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”).  FAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FAS No. 160 are effective for the Company on January 1, 2009.    Earlier adoption is prohibited.  The adoption of FAS No. 160 is not anticipated to have a material impact on the financial position and results of operations of the Company.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  The provisions of FAS No. 161 are effective for the Company on January 1, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  This FASB Staff Position amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets”. The provisions of FSP No. 142-3 are effective for the Company on January 1, 2009.  Early adoption is prohibited.  The impact of adopting FSP No. 142-3 will depend on the nature, terms and size of any business combinations completed after the effective date.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,”  “beliefs,” “plans,” “indications,”

“estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, the state of global financial markets and the anticipated effects of discontinued operations involve certain estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

Although the recent events in the world-wide economy and credit markets have not significantly affected our business to date, they could impact our business in the future, including the following effects:

•                  Our ability to obtain new financing facilities and to refinance our existing debt could be impacted if credit markets do not improve by the maturity dates of our existing facilities.  New credit facilities could carry higher interest rates, increased fees and more restrictive terms and conditions compared to our current credit facilities.

•                  The expected world-wide recession could adversely affect our customers businesses, and thereby affect the demand for our products.  For the nine months ended September 30, 2008, our sales were 67% international and 23% domestic.

•                  Our customers’ ability to pay their accounts receivable to us may be adversely affected by recent changes in currency exchange rates.  For example, accounts receivable denominated in U. S. dollars owed by international customers may be harder for them to pay if the U. S. dollar strengthens against their currencies while the balance is outstanding.

•                  Our defined benefit pension plans may require increased funding and may result in increased expense given the recent decline in fair value of the related pension assets.

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

Dated: November 10, 2008