Form 10-K
period 2008-12-31
BLOUNT INTERNATIONAL INC
filed 2009-03-11
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008.

or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from_______________________ to ______________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ] Yes  [X] No

At June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($11.61) as reported by the New York Stock Exchange, was $228,705,854 (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant's Common Stock).

The number of shares outstanding of $0.01 par value common stock as of February 27, 2009 was 47,637,436 shares.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of stockholders to be held on May 28, 2009, are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

BLOUNT INTERNATIONAL, INC.

PART I

ITEM 1. BUSINESS

Blount International, Inc. ("Blount" or the "Company") is an international industrial company with one business segment: Outdoor Products. We also wholly-own and operate a manufacturer of gear-related products. Our products are sold in over 100 countries and approximately 66% of our 2008 sales were outside of the United States of America ("U.S."). Our Company is headquartered in Portland, Oregon. We have manufacturing operations in the U.S., Canada, Brazil and the People's Republic of China ("China"). Additionally, we operate marketing, sales and distribution centers in other parts of the world.

Oregon®, Carlton®, Windsor®, Tiger®, Power-Match®, INTENZ®, Jet-Fit®, Fusion®, Gator Mulcher®, Magnum Edger (TM), ICS®, FORCE4(TM), SealPro® and SpeedHook® are registered or pending trademarks of Blount and its subsidiaries. Some forms of Windsor® are used under license from affiliates of Snap-On, Inc.

During 2006, we sold our lawnmower segment. During 2007, we sold our Forestry Division, which constituted the majority of our other remaining business segment at that time. During 2008, we purchased Carlton Holdings, Inc. and its subsidiaries ("Carlton"), a manufacturer of cutting chain for chainsaws located near Portland, Oregon.

Outdoor Products Segment

Overview. Our Outdoor Products segment accounted for 95% of our sales from continuing operations in 2008. This segment manufactures and markets cutting chain, guide bars, sprockets and accessories for chainsaw use, concrete-cutting equipment and accessories and lawnmower blades. This segment also markets branded parts and accessories for the lawn and garden equipment market. The segment's products are sold to original equipment manufacturers ("OEMs") for use on new chainsaws and yard care equipment, and to the retail replacement market through distributors, dealers and mass merchants. Chainsaw cutting chain, guide bars and other items are currently sold to most of the chainsaw OEMs in the world, and many of these products are also privately branded for our OEM customers. During 2008, approximately 24% of the segment's sales were to OEMs, with the remainder sold into the replacement market. Approximately 69% of the segment's sales were outside of the U.S. in 2008.

The segment is headquartered in Portland, Oregon. Marketing personnel are located throughout the U.S. and in a number of foreign countries. Segment products are manufactured in Portland, Oregon; Milwaukie, Oregon; Milan, Tennessee; Kansas City, Missouri; Guelph, Ontario, Canada; Curitiba, Parana, Brazil; and in Fuzhou, Fujian Province, China. A portion of our accessories and spare parts, as well as our concrete-cutting saws, are sourced from vendors in various locations around the world. In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee during the second quarter of 2009.

Chainsaw Cutting Chain, Bars, Sprockets and Accessories. These products are sold under the Oregon, Carlton, Windsor, and Tiger brands, as well as private labels for OEM customers. Product lines include a broad range of cutting chain, chainsaw guide bars, cutting chain drive sprockets and maintenance tools used primarily on portable gasoline and electric chainsaws and mechanical timber harvesting equipment.

Outdoor Care Products. These products are sold under the Oregon brand name, as well as private labels for OEM customers. The product line includes various cutting attachments, spare parts and accessories to service the lawn and garden industry. These lawn and garden equipment parts include lawnmower blades to fit a variety of machines and cutting conditions, as well as replacement parts that meet product specifications of OEMs.

ICS Products. The ICS product line includes specialized concrete-cutting equipment for construction markets. The principal product is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered saws and equipment. ICS also markets and distributes branded gasoline and hydraulic powered concrete-cutting chainsaws and circular saws to its customers. The power heads for these saws are manufactured by a third party.

Industry Overview. We believe we are the world leader in the production of cutting chain. Oregon, Carlton, Windsor and Tiger branded cutting chain and related products are used by professional loggers, farmers, arborists and homeowners. Additionally, the Oregon line of lawnmower-related parts and accessories are used by commercial landscape companies and homeowners. Our ICS products are used by contractors, concrete-cutting specialists and tool rental companies. Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, we believe that we are able to produce durable, high quality cutting chain and guide bars more efficiently than most of our competitors. We also work with our OEM customers to improve the design and specifications of cutting chain and guide bars used as original equipment on their chainsaws.

Weather and natural disasters can influence our sales cycle. For example, severe weather patterns and events, such as hurricanes, tornadoes and storms, generally result in greater chainsaw use and, therefore, stronger sales of cutting chain and guide bars. Seasonal rainfall plays a role in demand for our lawnmower blades and yard care-related products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products.

The Outdoor Products segment's principal raw material, cold-rolled strip steel, is purchased from multiple

BLOUNT INTERNATIONAL, INC.

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

The segment's competitors include Stihl, Tri-Link, Rotary, Stens and most major outdoor power equipment manufacturers, such as Briggs & Stratton, MTD and John Deere. In addition, new and existing competitors are expanding capacity or contracting with suppliers in China and other low cost manufacturing locations. We also supply products or components to some of our competitors.

Gear Components

Our wholly-owned subsidiary, Gear Products, Inc. ("Gear Products"), manufactures rotation bearings, worm gear reducers, hydraulic pump drives, swing drives and winches. These products represented 5% of our consolidated sales in 2008, and are used by heavy equipment OEMs for the construction, utility, environmental and forestry industries. We also sell these products in the replacement parts market in addition to our sales to OEMs. For 2008, approximately 90% of Gear Products' sales were to OEMs and approximately 96% of sales were made to customers within the U.S.

Discontinued Forestry Equipment Division

On November 5, 2007, we sold our Forestry Division, which constituted the majority of our Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc. ("Caterpillar"), for gross proceeds of $79.1 million. We recognized a pretax gain of $26.0 million net of related transaction expenses on the sale in 2007. This division accounted for 26% of our sales in 2006 and 21% of our sales in the first nine months of 2007. The Forestry Division is reported as discontinued operations for all periods presented. This division was headquartered in Zebulon, North Carolina and manufactured and marketed timber harvesting and handling equipment and industrial tractors and loaders. The division had manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; and Söderhamn, Sweden. We retained certain liabilities related to the business, as well as a dormant manufacturing facility located in Menominee, Michigan. In December 2007, we sold the land and building in Menominee, Michigan for net cash proceeds of $0.5 million.

Discontinued Lawnmower Segment

On July 27, 2006, we sold the business of our wholly-owned subsidiary Dixon Industries, Inc. ("Dixon"), which constituted our entire Lawnmower segment, to Husqvarna Professional Outdoor Products Inc. ("Husqvarna Professional Outdoor Products") for gross proceeds of $33.1 million. We recognized a pretax gain of $17.4 million net of related transaction expenses on the sale in 2006. This segment accounted for 7% of our sales in the first six months of 2006. The Lawnmower segment is reported as discontinued operations for all periods presented. Dixon was located in Coffeyville, Kansas, and manufactured zero-turn radius riding lawnmowers and related attachments. We retained certain liabilities related to the business, as well as the land and buildings in Coffeyville, Kansas, following the sale. In September 2007, we sold the land and buildings in Coffeyville, Kansas for net cash proceeds of $1.5 million.

Capacity Utilization

Based on a five-day, three-shift work week, capacity utilization for the year ended December 31, 2008 was as follows:

% of Capacity
Outdoor Products segment	98%
Gear components	83%

Capacity for the Outdoor Products segment has been expanded in recent years with the purchase of Carlton in 2008 and the establishment of our manufacturing plant in Fuzhou, Fujian Province, China in 2005. In addition, investments in new machinery and equipment for the manufacturing plants in Portland, Oregon; Kansas City, Missouri; Guelph, Ontario Canada; and Curitiba, Parana, Brazil have increased manufacturing capacity. In January 2009, we announced our intention to close our manufacturing plant in Milan, Tennessee during the second quarter of 2009. Products currently manufactured in that facility will be produced in our other manufacturing facilities after the closure. For 2008, approximately 5% of the production output of our Outdoor Products segment was manufactured in the Milan, Tennessee plant. To meet the fluctuation in demand for its products, this segment operates on an expanded work week basis from time to time at certain locations.

Backlog

The backlog for our continuing operations was as follows:

	December 31,
(Amounts in thousands)	2008	2007	2006
Outdoor Products segment	$98,882	$63,289	$54,785
Gear components	4,647	6,029	6,524
Total backlog	$103,529	$69,318	$61,309

The backlog as of December 31, 2008 includes $31.2 million attributable to Carlton. The total backlog as of December 31, 2008 is expected to be completed and shipped within twelve months.

BLOUNT INTERNATIONAL, INC.

Employees

At December 31, 2008, we employed approximately 3,600 individuals. None of our domestic employees belong to a union. The number of foreign employees who belong to unions is not significant. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years with the exception of a one week period in June, 2007 at our Curitiba, Parana, Brazil location.

Environmental Matters

The Company's operations are subject to comprehensive U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air, ground and water, the management and disposal of hazardous substances and the cleanup of contaminated sites. Permits and environmental controls are required for certain of those operations, including those required to prevent or reduce air and water pollution, and our permits are subject to modification, renewal and revocation by issuing authorities.

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations. In 2008, we spent approximately $2.6 million for environmental compliance, including approximately $1.1 million in capital expenditures. We expect to spend approximately $1.4 million to $1.6 million per year in capital and operating costs in the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.

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

For additional information regarding certain environmental matters, see Note 13 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For financial information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 16 of Notes to Consolidated Financial Statements.

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

BLOUNT INTERNATIONAL, INC.

ITEM 1A. RISK FACTORS

Substantial Leverage—Due to our substantial leverage, we may have difficulty operating our business and satisfying our debt obligations.

As of December 31, 2008, we have $543.2 million of total liabilities, $325.5 million of total debt and a stockholders' deficit of $43.5 million. While we have reduced our total debt from $407.7 million at the beginning of 2006, our debt remains significant. This substantial leverage may have important consequences for us, including the following:

■  Our ability to obtain additional or replacement financing for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on terms favorable to us, particularly in light of the current global market conditions for credit. Our revolving credit facility matures on August 9, 2009, our term loan matures on August 9, 2010 and our 8 7/8% senior subordinated notes are due on August 1, 2012.

■  A significant portion of our cash flow from operations is dedicated to the payment of interest expense, which reduces the funds that would otherwise be available to fund operations and future business opportunities.

■  A substantial decrease in net operating income and cash flows or an increase in expenses may make it difficult for us to meet our debt service requirements or force us to modify our operations.

■  Our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

The agreements governing our senior credit facilities and the indenture for our 8 7/8% senior subordinated notes contain restrictions that affect our operations, including our and certain of our subsidiaries' ability to incur indebtedness or make acquisitions or capital expenditures. However, these restrictions do not fully prohibit us or our subsidiaries from incurring additional indebtedness or making certain types of acquisitions. In addition, we have available borrowing capacity under the revolving portion of our existing senior credit facilities of $115.2 million as of December 31, 2008, although the revolving credit facility matures on August 9, 2009. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and product development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our business may not be able to generate sufficient cash flow from our operations or future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. An inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, alternative strategies may not be feasible at the time or may not prove adequate, which could cause us to default on our obligations and would impair our liquidity. Also, some alternative strategies would require the prior consent of our secured lenders, which we may not be able to obtain. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restrictive Covenants—The terms of our indebtedness contain a number of restrictive covenants, the breach of which could result in acceleration of payment of our senior credit facilities and our 8 7/8% senior subordinated notes.

The terms of our indebtedness contain a number of restrictive covenants, the breach of which could result in acceleration of our obligations to repay amounts owed under our senior credit facilities and our 8 7/8% senior subordinated notes. An acceleration of our repayment obligations under our senior credit facilities could result in a payment or distribution of substantially all of our assets to our secured lenders, which would materially impair our ability to operate our business as a going concern. The indenture and our senior credit facilities, among other things, restrict and/or limit our and certain of our subsidiaries' ability to:

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

The senior credit facilities also restrict our ability to prepay principal in respect of the 8 7/8% senior subordinated notes and restrict our ability to engage in any business or operations other than those that are incidental to our ownership of the capital stock of Blount, Inc., our wholly-owned operating subsidiary. In addition, the senior credit facilities require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require that we take actions to reduce debt or to act in a manner contrary to our business objectives. Our ability to meet

BLOUNT INTERNATIONAL, INC.

those financial ratios and tests could be affected by events beyond our control, and there can be no assurance that we will meet those ratios and tests. A breach of any of these covenants could, if uncured, constitute an event of default or a default under the indenture for the notes or the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities, together with any accrued interest and commitment fees, to be immediately due and payable. If we and certain of our subsidiaries were unable to repay those amounts, the lenders under the senior credit facilities could enforce the guarantees from Blount, Inc. and the guarantors and proceed against the collateral securing the senior credit facilities. The assets of Blount, Inc. and the applicable guarantors could be insufficient to repay in full that indebtedness and our other indebtedness.

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

In 2008, $84.4 million (14.1%) of our sales were to one customer (Husqvarna AB) and our top five customers accounted for $138.2 million (23.2%) of our sales. Aside from our top customer, no other customer individually accounted for more than 3.2% of our sales. While we expect these business relationships to continue, the loss of any of these customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income and cash flows.

Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

We purchase important materials and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality and a possible loss of sales in the near term. In 2008, we purchased approximately $14.3 million of raw materials from our largest supplier.

Some of these raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. We have not hedged against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short term through increased pricing. For example, we estimate that a 10% change in the price of steel would have affected 2008 income from continuing operations before taxes by $8.2 million.

BLOUNT INTERNATIONAL, INC.

Key Employees—The loss of key employees could adversely affect our manufacturing efficiency.

Many of our manufacturing processes require a high level of expertise. For example, we build our own complex dies for use in cutting and shaping steel into components for our products. The design and manufacture of such dies are highly dependent on the expertise of key employees. We have also developed numerous proprietary manufacturing techniques that rely on the expertise of key employees. Our manufacturing efficiency and cost could be adversely affected if we are unable to retain these key employees or continue to train them or their replacements.

Foreign Sales and Operations—We have substantial foreign sales and operations, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in currency exchange rates, unexpected changes in regulatory environments or potentially adverse tax consequences.

In 2008, approximately 66% of our sales by country of destination occurred outside of the U.S. International sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales. Some of our sales and expenses are denominated in local currencies that can be affected by fluctuations in currency exchange rates in relation to the U.S. Dollar. Historically, our principal exposures have been related to local currency manufacturing costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have reduced our operating income by $5.8 million and a 10% stronger Brazilian Real in relation to the U.S. Dollar would have reduced our operating income by $2.6 million in 2008. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $6.1 million and operating income by $2.2 million in 2008. We estimate that the year-over-year movement of foreign exchange rates reduced our operating income by $5.2 million in 2008.

Also, approximately 61% of our foreign sales are denominated in U.S. Dollars. We may see a decline in revenues during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. Furthermore, if the U.S. Dollar strengthens against foreign currencies, as it did during the latter half of 2008, it becomes more costly for foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, our bad debts expense may increase.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2008, 639,730 square feet, or 44% of the total square feet of our owned facilities, were located outside of the U.S. and 32% of our leased square footage is located outside the U.S. This foreign-based property, plant and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing capabilities, and would result in reduced sales, operating income and cash flows.

Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.

Sales of many of our products, such as yard care parts and accessories, including lawnmower blades, are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for yard care products. Natural disasters such as hurricanes, typhoons, and ice and wind storms that knock down trees can stimulate demand for our chainsaw-related products. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

General Economic Factors—We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales and net income and an increase in our interest or other expenses.

Our business is subject to a number of general economic factors, many of which are largely out of our control, that may, among other effects, result in a decrease in sales and net income and an increase in our interest or other expenses. These include recessionary economic cycles and downturns in customers' business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers' business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowances. Current world-wide economic conditions have contributed to a slowdown in orders for our products and may adversely affect our business results. Current world-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture our products. Our senior credit facility borrowings are at variable interest rates. Increases in interest rates could increase our

BLOUNT INTERNATIONAL, INC.

interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate a one hundred basis point higher average level of interest rates on our variable rate debt would have increased our interest expense in 2008 by $1.5 million. In addition, the global reduction in market values of equity and debt securities has adversely affected the funding status of our defined benefit post-retirement plans. The expense and future funding requirements for these plans may increase in the near term as a result of the reduced values of the plan assets. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

Litigation—We may have litigation liabilities that could result in significant costs to us.

Our historical and current business operations, including discontinued operations, have resulted in a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products. Certain of these liabilities relating to certain of our discontinued operations were retained by us under terms of the relevant divestiture agreements. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance and other related costs could result in future liabilities that are significant and that could significantly reduce our cash flows and cash balances. See "Business—Legal Proceedings."

Environmental Matters—We face potential exposure to environmental liabilities and costs.

We are subject to various U.S. and foreign environmental laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated sites. Violations of, or liabilities incurred under, these laws and regulations could result in an assessment of significant costs to us, including civil or criminal penalties, claims by third parties for personal injury or property damage, requirements to investigate and remediate contamination and the imposition of natural resource damages. Furthermore, under certain environmental laws, current and former owners and operators of contaminated property or parties who sent waste to the contaminated site can be held liable for cleanup, regardless of fault or the lawfulness of the disposal activity at the time it was performed. This potential exposure to environmental liabilities and costs can apply to both our current and former operating facilities, including those related to our discontinued operations.

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at ours or others' sites, changes in existing environmental laws or their interpretation and more rigorous enforcement by regulatory authorities may require additional expenditures by us to modify operations, install pollution control equipment, clean contaminated sites or curtail our operations. These expenditures could significantly reduce our net income and cash flows. See "Business—Environmental Matters" and "Business—Legal Proceedings."

Dividends—We may not pay dividends on our common stock in the future.

We have not paid dividends on our common stock since 1999. We intend to retain future earnings for debt service and for funding growth; therefore, we do not expect to pay any dividends in the near term. In addition, our senior credit facilities and the terms of our 8 7/8% senior subordinated notes restrict our ability to pay dividends. See "Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.

Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2008, approximately 65% of our outstanding common stock was owned or controlled by our five largest stockholders. Furthermore, our former majority owner, Lehman Brothers Merchant Banking Partners II, L.P. and its affiliates ("Lehman Brothers"), which controls or manages equity investment funds that currently own 8.9 million shares of our common stock, is currently operating under Chapter 11 bankruptcy protection. Lehman Brothers may sell or lose control of the funds that hold these shares, which may result in the sale of a substantial number of the shares those funds own or control in a secondary stock offering or distribution of some or all of the shares to investors in one or more of the investment funds they manage. We may sell additional shares of common stock in subsequent public offerings, or other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales

BLOUNT INTERNATIONAL, INC.

could occur, may adversely affect the prevailing market price of our common stock.

Common Stock Price —The price of our common stock may fluctuate significantly, and stockholders could lose all or part of their investment.

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

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the two preceding calendar years, our highest closing stock price has exceeded our lowest closing stock price by 104% in 2008 and by 33% in 2007. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

ITEM 2. PROPERTIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain, guidebar and accessories manufacturing plants are located in Portland, Oregon; Milwaukie, Oregon; Milan, Tennessee; Guelph, Ontario, Canada; Curitiba, Parana, Brazil; and Fuzhou, Fujian Province, China. Lawnmower blade manufacturing facilities are located in Kansas City, Missouri. Sales offices and distribution centers are located in Kansas City, Missouri; Milwaukie, Oregon; Europe, Japan, Australia and Russia. Rotation bearings, worm gear reducers, hydraulic pump drives, swing drives and winches are manufactured in Tulsa, Oklahoma.

All of these facilities are in relatively good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2008 is as follows:

	Area in Square Feet
	Owned	Leased
Outdoor Products segment	1,358,211	244,994
Corporate and other	103,500	–
Total	1,461,711	244,994

We have entered into new agreements to lease office and warehouse space in Belgium for our European headquarters and distribution center. We intend to move into these new leased facilities and to sell our existing facilities in Belgium during 2009. This change in location will have the effect of reducing the square feet of owned facilities in the Outdoor Products segment shown in the preceding table by about 82,000 square feet, with an increase in the corresponding leased facilities of about 134,500 square feet. In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee and move production of the products manufactured there to our other facilities. The facility in Milan, Tennessee accounts for 68,000 of the square feet of owned space above in the Outdoor Products segment.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 13 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

BLOUNT INTERNATIONAL, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (ticker "BLT"). The following table presents the quarterly high and low closing prices for the Company's common stock for the last two years. Cash dividends have not been declared for the Company's common stock since 1999. The Company's senior credit facility and 8 7/8% senior subordinated note agreements limit our ability to pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion. The Company had approximately 9,200 stockholders of record as of December 31, 2008.

	Common Stock
	High	Low
Year Ended December 31, 2008:
First quarter	$13.04	$10.83
Second quarter	14.13	11.61
Third quarter	13.05	10.18
Fourth quarter	10.65	6.93
Year Ended December 31, 2007:
First quarter	$13.50	$11.36
Second quarter	14.30	12.58
Third quarter	14.00	11.36
Fourth quarter	13.19	10.76

Our outstanding shares of common stock do not include 382,380 shares held as treasury stock, which we have accounted for as constructively retired in the consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Existing Plans or Programs
June 28, 2005	382,380	$16.05	382,380	0

BLOUNT INTERNATIONAL, INC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands except per share data)	2008	2007	2006	2005	2004
Statement of Income Data:	(1)			(2)	(3)
Sales	$597,035	$515,535	$487,494	$478,829	$445,340
Operating income	87,480	80,700	80,460	91,628	89,265
Interest expense, net of interest income	25,705	31,706	35,404	36,707	59,019
Income (loss) from continuing operations before taxes	63,588	48,173	46,391	53,958	(13,399)
Income (loss) from continuing operations	38,843	32,143	32,645	88,214	(11,533)
Income (loss) from discontinued operations	(244)	10,714	9,901	18,401	17,802
Net income	38,599	42,857	42,546	106,615	6,269
Earnings per share:
Basic income (loss) per share:
Continuing operations	0.82	0.68	0.69	1.91	(0.32)
Discontinued operations	(0.01)	0.23	0.21	0.40	0.49
Net income	0.81	0.91	0.90	2.31	0.17
Diluted income (loss) per share:
Continuing operations	0.81	0.67	0.68	1.86	(0.30)
Discontinued operations	(0.01)	0.22	0.21	0.38	0.46
Net income	0.80	0.89	0.89	2.24	0.16
Shares used in earnings per share computations:
Basic	47,510	47,280	47,145	46,094	36,413
Diluted	48,130	48,078	47,868	47,535	38,474

	Year Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$58,275	$57,589	$27,636	$12,937	$48,570
Working capital	127,986	128,588	117,862	112,214	97,986
Property, plant and equipment, net	119,749	89,729	99,665	101,538	97,929
Total assets	499,684	411,949	430,466	455,192	424,742
Long-term debt	293,539	295,758	349,375	405,363	491,012
Total debt	325,520	297,000	350,875	407,723	494,211
Stockholders' deficit	(43,520)	(54,146)	(105,291)	(145,187)	(256,154)

The table above gives effect to the sale of the Company's Forestry Division on November 5, 2007 and the sale of the Company's Lawnmower segment on July 27, 2006 and their treatment as discontinued operations for all periods presented, as well as the acquisition of Carlton on May 2, 2008 and inclusion of its operations for the period from May 2 through December 31, 2008.

(1)  Income from continuing operations in 2008 includes non-recurring charges of $2.9 million related to purchase accounting from the acquisition of Carlton.

(2)  Income from continuing operations in 2005 includes a $55.5 million tax benefit from the reversal of a valuation allowance against deferred tax assets related to U.S. federal NOL carryforwards.

(3)  Loss from continuing operations before taxes in 2004 includes charges totaling $47.0 million related to refinancing transactions.

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

We have one operating and reporting segment, Outdoor Products, which accounted for 95% of our revenue in 2008. This segment manufactures and markets forestry-related cutting chain, guide bars, sprockets and accessories for chainsaw use, concrete-cutting equipment and accessories, and outdoor equipment parts that include lawnmower blades and other replacement parts and accessories. The segment's products are sold to OEMs for use on new chainsaws and landscaping equipment and to the retail replacement market through distributors, dealers and mass merchants. During 2008, approximately 24% of the segment's sales were to OEMs, with the remainder sold into the replacement market. Approximately 69% of the segment's sales were outside of the U.S. in 2008, up from 68% in 2007 and 65% in 2006.

The Outdoor Products segment's performance can be impacted by trends in the forestry industry, weather patterns and natural disasters, including wind and ice storms, foreign currency fluctuations and general economic conditions. The segment faces price pressure from competitors on a worldwide basis. The maintenance of competitive selling prices is dependent on the segment's ability to manufacture its products efficiently and to market newly developed products successfully, such as our replacement chain and bars and concrete-cutting saws. This segment operates four manufacturing plants in the U.S., one in Canada, one in Brazil and one in China, all of which pursue continuous cost improvement. The Chinese facility was constructed in 2004, and manufacturing at this facility commenced in 2005. Production capacity in the Chinese facility was increased during 2006, 2007 and 2008, with further expansion expected in 2009. Timely capital investment into this segment's manufacturing plants for added capacity and cost reductions, as well as effectively sourcing critical raw materials at favorable prices, is required for us to remain competitive.

We also own and operate a gear components business specializing in the manufacture of mobile equipment rotation bearings, worm gear reducers, hydraulic pump drives, swing drives and winches. Sales in this business accounted for about 5% of our total sales in 2008. In 2008, 90% of these sales were made to OEMs, and 96% were to customers in the U.S. Customers of this business supply equipment primarily to the utility, construction, environmental and forestry equipment markets. The performance of this unit is closely aligned with general economic trends and more specifically with business conditions for these industries in North America.

We maintain a centralized administrative staff at our headquarters in Portland, Oregon. This centralized administrative staff provides the accounting, finance and information technology functions, administers various health and welfare plans, supervises the Company's capital structure, and overseas the regulatory, compliance and legal functions.

In January 2009 we announced our intent to close our manufacturing facility in Milan, Tennessee during the second quarter of 2009. Products currently manufactured in that facility will be produced in our other manufacturing facilities after the closure. We also took actions in early 2009 to reduce the number of employees we have in certain of our other locations. We expect to record charges of between $6.0 million and $7.0 million during the first quarter of 2009 for the costs of the Milan closure and move, including asset disposal and impairment charges, as well as employee severance benefits related to Milan and other locations.

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

Our capital structure has experienced significant changes over the past three years. We began 2006 with $407.7 million in total debt. In 2006 and 2007, we made significant reductions in outstanding debt by utilizing cash generated from operations and the proceeds from the sale of our discontinued businesses. We borrowed an additional $58.5 million under our revolving credit facility in May 2008 to fund the acquisition of Carlton. Debt outstanding at the end of 2008 was $325.5 million, representing a net reduction of $82.2 million over the preceding three-year period.

Acquisition of Carlton

On May 2, 2008, we acquired all of the outstanding stock of Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon. We paid a total of

BLOUNT INTERNATIONAL, INC.

$66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and we also assumed liabilities totaling $21.3 million. Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition. The acquisition was financed with a combination of cash on hand and borrowings under our revolving credit facility. The operating results of Carlton are included in our consolidated financial statements from May 2, 2008 forward. Included in these Carlton operating results for 2008 are non-cash charges totaling $3.5 million for amortization of intangible assets, depreciation of the step-up to fair value for property, plant and equipment and expensing of the step-up to fair value related to inventories.

Carlton's sales, operating income and depreciation and amortization for the twelve months ended April 30, 2008 were approximately $58.1 million, $4.9 million and $2.3 million, respectively. The acquisition of Carlton is consistent with our intention to invest in and grow our core business, the Outdoor Products segment. We expect to benefit from the added capacity and potential operating synergies as a result of the acquisition of Carlton. Carlton's sales have historically been more than 80% to international markets.

We accounted for the acquisition in accordance with Financial Accounting Standards ("FAS") No. 141, "Business Combinations" ("FAS No. 141"). Accordingly, Carlton's assets and liabilities were recorded at their estimated fair values on the date of acquisition. We estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions and historical book values. We estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing process and the normal gross profit margin typically associated with its sale. We estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows. A summary of the purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of acquisition is presented below.

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,590	14,808
Inventories	9,958
Current intangible asset subject to amortization	1,240
Other current assets	348
Property, plant and equipment, net	26,703
Noncurrent intangible assets subject to amortization	8,790
Goodwill and other intangible assets not subject to amortization	22,587
Non-current deferred tax asset	1,267
Total assets	87,502
Current liabilities	7,645
Non-current liabilities	3,430
Deferred income tax liability	10,227
Total liabilities assumed	21,302
Cash paid for acquisition, before consideration of cash acquired	$66,200

BLOUNT INTERNATIONAL, INC.

Operating Results

Year ended December 31, 2008 compared to year ended December 31, 2007

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

(Amounts in millions)	2008	2007	Change	Contributing Factor
(Amounts may not foot due to rounding)
Sales	$597.0	$515.5	$81.5
				$18.9	Sales volume
				15.0	Selling price and mix
				6.7	Foreign currency translation
				40.9	Carlton operations
Gross profit	192.8	175.0	17.8
Gross margin	32.3%	33.9%		7.6	Sales volume
				15.0	Selling price and mix
				(7.8)	Product cost and mix
				(2.7)	Foreign currency translation
				5.7	Carlton operations
Selling, general and administrative expenses ("SG&A")	105.3	94.3	11.0
As a percent of sales	17.6%	18.3%		3.1	Compensation and other benefits
				1.5	Severance
				(1.3)	Professional services
				2.4	Foreign currency translation
				4.4	Carlton operations
				0.9	Other, net
Operating income	87.5	80.7	6.8
Operating margin	14.7%	15.7%		17.8	Increase in gross profit
				(11.0)	Increase in SG&A
Income from continuing operations	38.8	32.1	6.7
				6.8	Increase in operating income
				6.0	Decrease in net interest expense
				2.6	Change in other income (expense)
				(8.7)	Increase in income tax provision
Income (loss) from discontinued operations	(0.2)	10.7	(11.0)
				(26.0)	2007 gain on sale of net assets
				(0.4)	Decrease in operating results
				15.4	Decrease in income tax provision
Net income	$38.6	$42.9	$(4.3)

Sales in 2008 increased $81.5 million (15.8%) from 2007, due to higher sales volume, price and mix improvements, favorable effects of translation of foreign currency denominated sales transactions into U.S. Dollars and the acquisition of Carlton in May of 2008. The Outdoor Products segment experienced a $78.8 million (16.2%) increase in sales during 2008 compared to 2007, and sales of our gear-related products increased by $2.7 million (9.3%) from 2007 to 2008. International sales increased $63.6 million (19.3%), while domestic sales increased $17.9 million (9.6%). Included in the international increase is the $6.7 million favorable impact from movement in foreign currency exchange rates compared to 2007. The growth in both international and domestic sales includes sales of Carlton products for the last eight months of 2008. By product line, sales of cutting chain, guide bars, sprockets and accessories increased 19.5%, driven by increased demand for our products and selling price increases, as well as the addition of the Carlton business during 2008. Excluding Carlton, year-over-year growth in revenues from these products was 8.8%. Sales of outdoor equipment parts were up 10.8%. Sales of concrete-cutting products decreased 9.1% from 2007 to 2008, due to weakness in the construction equipment markets in both Europe and North America.

Consolidated order backlog at December 31, 2008 was $103.5 million compared to $69.3 million at December 31, 2007. The year-over-year increase primarily occurred in the Outdoor Products segment, including the addition of $31.2 million in backlog related to Carlton.

Gross profit increased $17.8 million (10.2%) from 2007 to 2008. Gross margin in 2008 was 32.3% of sales compared to 33.9% in 2007. Higher sales volume, improved

BLOUNT INTERNATIONAL, INC.

price and product mix and the addition of Carlton's operations added to our gross profit in 2008. Increases in product costs, as well as the net unfavorable effect of movement in foreign currency exchange rates, partially offset these increases. Purchase accounting charges of $3.5 million related to the Carlton acquisition reduced the gross margin by 0.6 percentage points. These first year purchase accounting charges include non-recurring expenses of $1.7 million for the adjustment of inventory to fair value at the acquisition date. We anticipate purchase accounting charges related to Carlton to approximate $1.7 million in each of the next two years before beginning to gradually decline in 2011 and subsequent years. The higher product cost and mix, excluding the foreign currency exchange effect from translating foreign operating costs into weaker U.S. Dollars, is primarily driven by higher year-over-year steel costs of $7.9 million, as well as inflationary pressures from higher wages and other conversion costs, partially offset by improved efficiencies and cost absorption resulting from higher production volumes compared to the prior year. Our steel costs rose sharply during the first nine months of 2008, before stabilizing in the fourth quarter. The impact of these steel price increases affected our results primarily in the second half of 2008, because we had purchased additional steel ahead of the price increases and because of the inherent delay for raw material to be manufactured into products and then sold and recognized as cost of sales.

Fluctuations in currency exchange rates decreased our gross profit in 2008 compared to 2007 by $2.7 million on a consolidated basis. The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher reported manufacturing costs in Brazil and Canada, where local currencies strengthened compared to the U.S. Dollar. These cost increases were only partially offset by the positive effect of translating sales in Europe to U.S. Dollars with a stronger Euro.

SG&A was $105.3 million in 2008 compared to $94.3 million in 2007, representing a year-over-year increase of $11.0 million (11.7%). As a percent of sales, SG&A declined to 17.6% in 2008, compared to 18.3% in 2007, reflecting the benefit of leveraging higher sales revenue on the semi-fixed nature of certain SG&A expenses. Carlton operations added $4.4 million to SG&A expenses in 2008. Compensation and other benefits expense increased by $3.1 million, year-over-year, reflecting annual merit increases for our employees, higher variable compensation expenses based on improved operating performance and increased post-employment benefit expenses. Stock-based compensation expense was flat and we expect it to remain relatively flat as we are past the phase-in effect from implementing the new expensing requirements of FAS 123(R). Future levels of stock-based compensation expense will depend on many factors, including the quantity, type, vesting schedule and timing of future grants, the price of our stock, the volatility of our stock and risk-free interest rates. Severance costs and benefits related to a reorganization at our Portland headquarters, as well as similar actions taken in Europe, accounted for $1.5 million of the increase. Professional services decreased $1.3 million, primarily due to lower fees for legal and audit services. International SG&A increased $2.4 million from the prior year due to the translation effect of converting foreign expenses into weaker U.S. Dollars.

We maintain defined benefit pension plans for substantially all employees and retirees in the U.S., Canada and Belgium. In addition, we maintain post-retirement medical and other defined benefit plans covering the majority of our employees and retirees in the U.S. The costs of these benefit plans are included in cost of goods sold and SG&A. The accounting effects and funding requirements for these plans are subject to actuarial estimates, actual plan experience and the assumptions we make regarding future trends and expectations. See further discussion below of these key assumptions and estimates under "Critical Accounting Policies and Estimates". Total expense recognized for these pension plans and other defined benefit post-retirement plans was $5.4 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively. These amounts, which include amounts charged to both continuing and discontinued operations, also include pension curtailment charges of $0.2 million in 2007 related to our discontinued Forestry Division. At December 31, 2008, we have $52.9 million of accumulated other comprehensive losses, related to our pension and other post-employment benefit plans, that will be amortized to expense over future years, including $4.9 million to be expensed in 2009. We expect a $6.5 million to $7.5 million increase in expense for these plans in 2009 compared to 2008, as the sharp decline in value of the defined benefit pension assets during the latter part of 2008 will result in a reduced return on assets and increased amortization of actuarial losses recognized in 2009.

Operating income increased by $6.8 million (8.4%) from 2007 to 2008, resulting in an operating margin for 2008 of 14.7% of sales compared to 15.7% for 2007. The increase in operating income was due to higher gross profit, partially offset by higher SG&A expenses in 2008.

Interest expense was $27.1 million in 2008 compared to $33.1 million in 2007. The decrease was due to lower variable interest rates and lower average debt balances, despite an increase in borrowing following the acquisition of Carlton in May 2008. Interest income was $1.4 million in both 2008 and 2007. Interest income in 2008 reflects higher average balances of cash and cash equivalents but lower average interest rates, compared to 2007.

BLOUNT INTERNATIONAL, INC.

Other income was $1.8 million in 2008 compared to other expense of $0.8 million in 2007. The income in 2008 is largely attributable to gains on the sale of marketable securities, while the net expense in 2007 reflects losses on the sale of idle real estate, as well as the write-off of deferred financing costs from the prepayment of principal on our term loans.

The following table summarizes our income tax provision for continuing operations in 2008 and 2007:

	Year Ended December 31,
(Amounts in thousands)	2008	2007
Income from continuing operations before income taxes	$63,588	$48,173
Provision for income taxes	24,745	16,030
Income from continuing operations	$38,843	$32,143
Effective tax rate	38.9%	33.3%

The effective income tax rate increased from 33.3% in 2007 to 38.9% in 2008 primarily due to taxable foreign currency gains at foreign subsidiaries driven by the stronger U.S. Dollar. We also experienced a significant shift in the relative proportion of pre-tax income earned in foreign locations compared to domestic locations. The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate. These increases were partially offset by tax benefits received by our subsidiary in China, which is currently operating under a tax holiday.

Our U.S. federal Net Operating Loss ("NOL") carryforward was fully utilized during 2007. We estimate our state NOL carryforwards are $23.6 million as of December 31, 2008. These carryforwards expire at various dates from 2011 through 2024. Additionally, we have a foreign tax credit carryforward of approximately $1.7 million that expires in 2010. We also have state tax credit carryforwards of approximately $0.2 million that expire at various dates from 2009 through 2021. The state NOL and other carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of these carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can all be fully utilized.

Income from continuing operations in 2008 was $38.8 million, or $0.81 per diluted share, compared to $32.1 million, or $0.67 per diluted share, in 2007.

Loss from discontinued operations in 2008 was $0.2 million, or $0.01 per diluted share, compared to income of $10.7 million, or $0.22 per diluted share in 2007. The 2008 results consist of wind down and wrap up activities related primarily to our discontinued Forestry Division. The 2007 results consisted of our discontinued Forestry Division operations through the disposition date of November 5, 2007, and the related gain on disposition net of taxes.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in millions)	2008	2007
Sales	–	$111,934
Operating loss	$(589)	(195)
Gain on disposition of net assets	–	25,989
Income (loss) before taxes from discontinued operations	(589)	25,794
Income tax provision (benefit)	(345)	15,080
Income (loss) from discontinued operations	$(244)	$10,714

Sales by the Forestry Division were $111.9 million in 2007 and the net operating loss was $0.2 million. The poor operating results were primarily due to a deepening of the cyclical downturn in the North American forest products equipment market in 2007, as well as charges of $4.5 million incurred in 2007 for employee severance, employee benefits, transition and closure costs related to the disposition of this business. The 2007 results reflect the $26.0 million pretax gain on the disposal of the Forestry Division's net assets. The net cash proceeds received in 2007 from the sale of the Forestry Division were approximately $68.3 million and were used to reduce outstanding debt.

Segment Results. The following table reflects segment sales and operating income for 2008 and 2007:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	Increase
Sales:
Outdoor Products	$565,557	$486,739	$78,818
Corporate and other	31,478	28,796	2,682
Total sales	$597,035	$515,535	$81,500
Operating income (loss)
Outdoor Products	$102,601	$95,932	$6,669
Corporate and other	(15,121)	(15,232)	111
Operating income	$87,480	$80,700	$6,780

BLOUNT INTERNATIONAL, INC.

Outdoor Products Segment. Sales for the Outdoor Products segment increased $78.8 million (16.2%) in 2008 compared to 2007. Of this increase, $40.9 million was attributable to the operations of Carlton, acquired in May 2008, and $19.6 million was due to additional sales volume, primarily from an increase in sales of wood-cutting saw chain and outdoor equipment parts, driven by strong global demand for these products. Domestic sales were stimulated, in part, by hurricane activity along the U.S. Gulf Coast. Improved selling price and product mix also contributed $11.5 million to the year-over-year sales increase. Fluctuations in foreign currency exchange rates added another $6.7 million to segment sales in 2008 compared to 2007. International sales grew 19.2% year-over-year, including the favorable effects of movements in foreign currency exchange rates, while domestic sales increased 9.9%. Excluding the effects of Carlton, replacement market sales increased by 10.6% while sales to OEMs were flat. Sales of concrete-cutting products decreased by $2.8 million (9.1%), primarily driven by lower volume due to weakness in the domestic and European construction equipment markets. Segment order backlog increased by $35.6 million to $98.9 million at December 31, 2008, of which $31.2 million was attributable to Carlton-related backlog.

Segment contribution to operating income increased $6.7 million (7.0%) in 2008 compared to 2007. The favorable effects of increased sales volume ($7.6 million), improved selling price and mix ($11.5 million) and the addition of Carlton's operating results were partially offset by higher product cost and mix ($5.5 million), higher SG&A expenses ($3.1 million) and the net unfavorable effect of fluctuations in foreign currency translation rates ($5.2 million). In addition, we recognized purchase accounting charges totaling $3.5 million in 2008 related to the acquisition of Carlton. The higher product cost and mix, excluding the foreign currency exchange effect from translating foreign operating costs into weaker U.S. Dollars, is primarily driven by higher year-over-year steel costs of $6.4 million, as well as inflationary pressures from higher wages and other conversion costs. These higher costs were partially offset by improved efficiencies and cost absorption resulting from higher production volumes compared to the prior year. The increase in SG&A expenses includes higher compensation and benefit expenses partially offset by reduced legal fees. The operating margin of 18.1% in 2008 compares to 19.7% in 2007.

Corporate and Other. The corporate and other category includes the activity of our gear components business, as well as the costs of certain centralized management and administrative functions. Sales of gear-related products increased 9.3% from 2007 to 2008, with improved selling price and mix of $3.4 million partially offset by lower volume of $0.7 million. Weak market conditions in the construction and forestry equipment markets in the U.S. were partially offset by increased business in the utility and environmental equipment markets. The contribution to operating income from our gear components business increased $1.2 million (60%) year-over-year to $3.2 million due to higher sales revenue driven by increased pricing. Central administrative expenses were up $1.1 million year-over-year, with an increase in variable compensation costs of $0.5 million and severance costs of $0.8 million partially offset by reduced professional fees.

BLOUNT INTERNATIONAL, INC.

Year ended December 31, 2007 compared to year ended December 31, 2006

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

( Amounts in millions)	2007	2006	Change	Contributing Factor
(Amounts may not foot due to rounding)
Sales	$515.5	$487.5	$28.0
				$10.0	Sales volume
				10.0	Selling price and mix
				8.0	Foreign currency translation
Gross profit	175.0	173.7	1.3
Gross margin	33.9%	35.6%		6.3	Sales volume
				10.0	Selling price and mix
				(13.2)	Product cost and mix
				(1.1)	Warehouse consolidation expenses
				(0.7)	Foreign currency translation
Selling, general and administrative expenses ("SG&A")	94.3	89.5	4.8
As a percent of sales	18.3%	18.3%		2.0	Cash compensation expense
				0.7	Stock compensation expense
				0.8	Professional services
				(1.2)	Retirement benefits expense
				2.6	Foreign currency translation
				(0.1)	Other, net
Operating income	80.7	80.5	0.2
Operating margin	15.7%	16.5%		1.3	Increase in gross profit
				(4.8)	Increase in SG&A
				3.7	2006 retirement plan redesign
Income from continuing operations	32.1	32.6	(0.5)
				0.2	Increase in operating income
				3.7	Decrease in net interest expense
				(2.1)	Change in other income (expense)
				(2.3)	Increase in income tax provision
Income from discontinued operations	10.7	9.9	0.8
				8.6	Increase in gain on sale of net assets
				(2.9)	Decrease in operating results
				(4.9)	Increase in income tax provision
Net income	$42.9	$42.5	$0.4

Sales in 2007 increased $28.0 million (5.8%) from 2006, due to higher sales volume, price and mix improvements and the favorable effect of translation of foreign currency denominated sales transactions, given the weaker U.S. Dollar in comparison to 2006, particularly in relation to the Euro. The Outdoor Products segment experienced a $31.7 million (7.0%) increase in sales during 2007 compared to 2006, while sales of our gear-related products decreased $3.7 million (11.4%) from 2006 to 2007. International sales increased $34.6 million (11.7%), but domestic sales declined $6.5 million (3.4%). Included in the international increase is the $8.0 million favorable impact from movement in foreign currency exchange rates compared to 2006. The decline in U.S. sales is attributed to weaker market conditions in the lawn care, forestry and construction industries. By product line, sales of cutting chain, guide bars, sprockets and accessories increased 6.0% and sales of outdoor equipment parts were up 14.5%. Sales of concrete-cutting products increased 2.7% from 2006 to 2007, lead by strength in Europe.

Consolidated order backlog for continuing operations at December 31, 2007 was $69.3 million compared to $61.3 million at December 31, 2006. The year-over-year increase primarily occurred in the Outdoor Products segment.

Gross profit increased $1.3 million (0.7%) from 2006 to 2007. Gross margin in 2007 was 33.9% of sales compared to 35.6% in 2006. Higher sales volume and improved price and product mix were largely offset by increases in product costs, including higher freight and distribution costs, and $1.1 million incurred to consolidate our North American distribution centers. The increases in product costs include the effects of higher energy costs for utilities, annual wage increases to our manufacturing employees, $1.0 million in higher steel costs and the effects of inflation on other cost elements.

BLOUNT INTERNATIONAL, INC.

Fluctuations in currency exchange rates decreased our gross profit in 2007 compared to 2006 by $0.7 million on a consolidated basis. The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher manufacturing costs in Brazil and Canada, where local currencies strengthened compared to the U.S. Dollar, which were only partially offset by higher foreign exchange rates for sales in Europe.

SG&A was $94.3 million in 2007 compared to $89.5 million in 2006, representing a year-over-year increase of $4.8 million (5.3%). As a percent of sales, SG&A remained at 18.3% in both 2007 and 2006. Cash-based compensation increased by $2.0 million year-over-year, reflecting annual merit increases for our employees and higher variable compensation expenses. Stock-based compensation expense increased $0.7 million in 2007 as we continued to expense stock compensation granted in 2006 over the three year vesting periods, as well as recognizing expense on 2007 grants. Professional services expense increased $0.8 million, primarily due to higher legal costs. Employee benefit expenses decreased $1.2 million primarily due to the redesign of the Company's U.S. retirement plans effective January 1, 2007. International operating expenses increased $2.6 million from the prior year due to the weaker U.S. Dollar and its effect on the translation of foreign expenses.

Total expense recognized for pension and other post-retirement defined benefit plans was $14.3 million and $5.8 million for the years ended December 31, 2006 and 2007, respectively. These amounts, which include amounts charged to both continuing and discontinued operations, also include pension curtailment charges of $0.2 million in 2007 related to our discontinued Forestry Division, and $3.6 million in 2006 to reflect the freezing of our U.S. defined benefit pension plan effective December 31, 2006.

Operating income increased slightly by $0.2 million from 2006 to 2007, resulting in an operating margin for 2007 of 15.7% of sales compared to 16.5% for 2006. The increase was due to higher gross profit and the non-recurrence of a $3.7 million charge to continuing operations in 2006 for the redesign of our U.S. retirement plans, partially offset by higher SG&A expenses in 2007.

Interest expense was $33.1 million in 2007 compared to $35.8 million in 2006. The decrease was largely due to lower average outstanding debt balances. Interest income increased by $1.0 million from 2006 to 2007, reflecting higher average balances of cash and cash equivalents.

Other expense was $0.8 million in 2007 compared to other income of $1.3 million in 2006. The net expense in 2007 reflects losses on the sale of idle real estate, as well as the write-off of deferred financing costs from the prepayment of principal on our term loans. The income in 2006 is largely due to proceeds from insurance settlements.

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

Income from discontinued operations in 2007 was $10.7 million, or $0.22 per diluted share, compared to $9.9 million, or $0.21 per diluted share in 2006. The 2007 results consisted solely of our discontinued Forestry Division through the disposition date of November 5, 2007. Results for 2006 include both the full year of activity of our Forestry Division and activity of our discontinued Lawnmower segment through July 26, 2006. The Lawnmower segment, consisting of our former wholly-owned subsidiary, Dixon, was sold on July 27, 2006.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in millions)	2007	2006
Sales	$111,934	$196,826
Operating income (loss)	(195)	2,689
Gain on disposition of net assets	25,989	17,366
Income before taxes from discontinued operations	25,794	20,055
Income tax provision	15,080	10,154
Income from discontinued operations	$10,714	$9,901

Sales by the Forestry Division were $111.9 million in 2007 and $167.3 million in 2006. The Forestry Division incurred a net loss of $0.2 million in 2007 and contributed $8.5 million to operating income in 2006. The decline in year-over-year sales and earnings was primarily due to a deepening of the cyclical downturn in the North American forest products equipment market in 2007, as well as charges of $4.5 million incurred in 2007 for employee severance, employee benefits, transition and closure costs related to the sale of the division. Included in operating income from the Forestry Division in 2006 is a charge of

BLOUNT INTERNATIONAL, INC.

$1.2 million for costs to shut down one of the Forestry Division's three manufacturing plants. The 2007 results reflect the $26.0 million pretax gain on the disposal of the Forestry Division's net assets. The net cash proceeds received in 2007 from the sale of the Forestry Division were approximately $68.3 million and were used to reduce outstanding debt. We expect to incur cash expenditures of approximately $15.0 million in 2008 for the payment of income taxes on the gain, as well as other liabilities associated with the discontinued business.

Sales by the Lawnmower segment for the partial 2006 year were $29.5 million. The Lawnmower segment recognized a loss from operations in 2006 of $5.3 million. The 2006 loss from operations was primarily due to expenses necessary to finalize the closure of the facility, including the termination of the majority of the Lawnmower segment employees, and to facilitate the transfer of assets sold to the buyer. These results included compensation, severance and benefit costs, a charge to write down assets we retained (primarily the land and building) and other expenses. The 2006 results reflect the $17.4 million pretax gain on the disposal of the segment's net assets. The net cash proceeds from the sale of the Lawnmower segment were approximately $32.4 million and were used to reduce outstanding debt.

Segment Results. The following table reflects segment sales and operating income for 2007 and 2006:

	Year Ended December 31,
(Amounts in thousands)	2007	2006	Increase (Decrease)
Sales:
Outdoor Products	$486,739	$455,009	$31,730
Corporate and other	28,796	32,485	(3,689)
Total sales	$515,535	$487,494	$28,041
Operating income
Outdoor Products	$95,932	$97,805	$(1,873)
Corporate and other	(15,232)	(13,598)	(1,634)
Retirement plan redesign	–	(3,747)	3,747
Operating income	$80,700	$80,460	$240

Outdoor Products Segment. Sales for the Outdoor Products segment increased $31.7 million (7.0%) in 2007 compared to 2006. Of this increase, $15.7 million was due to additional sales volume, primarily from an increase in sales of wood-cutting saw chain and outdoor equipment parts and, to a lesser extent, concrete-cutting saw chain. Improved price and product mix also contributed $7.9 million to the year-over-year sales increase. Fluctuations in foreign currency exchange rates added another $8.0 million to segment sales in 2007 compared to 2006. International sales grew 11.8% year-over-year, while domestic sales decreased by 1.8%. Sales to OEMs increased by 3.7%, while replacement sales increased 4.7%. Sales of concrete-cutting products increased $0.8 million (2.7%). Order backlog increased by $8.5 million to $63.3 million at December 31, 2007.

Segment contribution to operating income decreased $1.9 million (1.9%) in 2007 compared to 2006. The favorable effects of increased sales volume ($7.9 million) and improved price and mix ($7.9 million) were offset by higher product cost and mix ($12.4 million), higher SG&A expenses ($2.0 million) and the net unfavorable effect of fluctuations in foreign currency translation rates ($3.3 million). The higher product cost and mix, excluding the foreign currency exchange effect, includes inflationary pressures of higher wages and other conversion costs, higher freight and shipping costs, $1.1 million incurred to consolidate the North American distribution center and $0.5 million in higher steel costs. The operating margin of 19.7% in 2007 compares to 21.5% in 2006.

Corporate and Other. The corporate and other category includes the activity of our gear components business, as well as the costs of certain centralized management and administrative functions. Sales of gear-related products decreased 11.4% from 2006 to 2007, with lower volume of $5.7 million partially offset by improved price and mix of $2.0 million. Weak market conditions in the construction and forestry equipment markets in the U.S. were partially offset by increased business in the utility equipment market. The contribution to operating income from our gear components business decreased $1.7 million (45.1%) year-over-year due to lower sales revenue. Corporate expense was flat year-over-year, with higher stock compensation costs ($0.7 million) and merit wage increases offset by reduced legal and compliance costs.

Financial Condition, Liquidity and Capital Resources

During 2006 and 2007, we significantly reduced our debt, using cash flow from operations and the net proceeds from the sale of our Lawnmower segment in 2006 and the sale of our Forestry Division in 2007. In 2008, debt increased primarily from additional borrowing of $58.5 million to fund the acquisition of Carlton in May of 2008, partially

BLOUNT INTERNATIONAL, INC.

offset by debt repayments from operating cash flows. Total debt was $325.5 million at December 31, 2008 and $297.0 million at December 31, 2007, representing a net increase of $28.5 million during 2008. Outstanding debt as of December 31, 2008 consisted of a term loan balance of $119.8 million, a revolving credit facility balance of $30.7 million and 8 7/8% senior subordinated notes of $175.0 million.

8 7/8% Senior Subordinated Notes. We have one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012. These notes are subject to redemption at any time at our option, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter. These notes are issued by our wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of our existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes.

Senior Credit Facilities. We first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003. The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments. The senior credit facilities consist of a term loan facility and a revolving credit facility.

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

2007 Amendment to Credit Facilities. On November 5, 2007, we amended certain terms of the senior credit facilities. No changes were made to the interest rates, principal amounts, maturity dates or payment schedules of the debt or to the availability of credit under the agreement. This amendment included the following changes:

■  The agreement was modified to allow the Company to sell the Forestry Division on the same day as the effective date of the amendment.

■  Certain covenants, terms and conditions were modified in the credit agreement, including an increased allowance for acquisitions, reduced reporting requirements and a reduction in the required senior leverage ratio.

■  The Company incurred fees and third party costs of $0.7 million related to the amendment.

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of December 31, 2008, the Company had the ability to borrow an additional $115.2 million under the terms of the revolving credit agreement. The revolving credit facility matures on August 9, 2009 and bears interest at the LIBOR rate plus 1.75%, or at the prime rate, at our option. Interest is payable monthly in arrears on any prime rate borrowing and at individual maturity dates for any LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date. The entire balance is classified as a current liability on the December 31, 2008 balance sheet because the maturity date is less than 12 months from the balance sheet date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, at our option, and matures on August 9, 2010. The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenants relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. For the year ended December 31, 2008, the Company's fixed charge coverage ratio, as calculated under terms of the credit facilities, was 1.85 compared to the required minimum of 1.15. In addition, there are covenants or restrictions relating to, among other categories, investments, loans and advances, indebtedness, dividends on our stock and the sale of stock or assets. We were in compliance

BLOUNT INTERNATIONAL, INC.

with all debt covenants as of December 31, 2008. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets. Such non-compliance, if any, could also result in an event of default under the indenture agreement related to the 8 7/8% senior subordinated notes. Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

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

Interest expense was $27.1 million in 2008, $33.1 million in 2007 and $35.8 million in 2006. The reduction in interest expense from 2006 to 2007 is primarily a result of the reduction in the principal amount of long-term debt. Interest expense has been further affected by changes in interest rates on our variable rate debt. The reduction in interest expense from 2007 to 2008 is due to lower variable interest rates and a $32.3 million lower average principal balance outstanding. The weighted average of our variable interest rates decreased by 343 basis points during 2008, and decreased by 11 basis points during 2007 and 42 basis points during 2006. Our annual interest expense may continue to vary in the future because the senior credit facility interest rates are not fixed. The weighted average interest rate on all our outstanding debt as of December 31, 2008 was 6.42%, compared with 8.11% as of December 31, 2007.

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

Our revolving credit facility matures on August 9, 2009, and our term debt facility matures on August 9, 2010. Before these facilities mature, we will need to obtain replacement financing. In the current global financial markets, credit facilities are generally more difficult to obtain and terms are less favorable to borrowers, than comparable market conditions existing at the time these facilities were established and amended. In addition, our liquidity, capital structure and credit profile has improved significantly during the terms of these agreements. We have begun preliminary discussions with financial institutions and advisors concerning potential replacement financing options that may be available to us. However, given the conditions of the global credit markets, any replacement financing will likely be more expensive and may contain more restrictive terms than our existing facilities.

We intend to fund working capital, capital expenditures, debt service requirements and obligations under our post-retirement benefit plans for the next twelve months through expected cash flows generated from operations and the amounts available under our revolving credit agreement through its maturity date and any a replacement facility or extended facility thereafter. Interest on our debt is payable in arrears according to varying interest rates and periods. We expect our financial resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that these resources will be sufficient to meet our needs. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-retirement benefit plans, the postponement of capital expenditures, restructuring of our credit facilities and issuance of new debt or equity securities.

Cash and cash equivalents at December 31, 2008 were $58.3 million compared to $57.6 million at December 31, 2007.

BLOUNT INTERNATIONAL, INC.

Cash provided by operating activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Income from continuing operations	$38,843	$32,143	$32,645
Non-cash items included in net income	33,880	35,082	35,432
Subtotal	72,723	67,225	68,077
Changes in assets and liabilities, net	(7,201)	(32,838)	(13,807)
Discontinued operations	(4,318)	(5,209)	4,345
Cash provided by operating activities	$61,204	$29,178	$58,615

Non-cash items consist of expense from the early extinguishment of debt, depreciation of property, plant and equipment, amortization, stock compensation, deferred income taxes, (gain) loss on disposal of assets, the effect of exchange rate changes on beginning cash balances and other non-cash charges. Changes in assets and liabilities, net, consists of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2008 cash provided by operating activities of $61.2 million reflected the following significant items:

■  Income from continuing operations of $38.8 million, an increase of $6.7 million over 2007.

■  Non-cash items of $33.9 million, which included the following:

0  Depreciation expense of $21.2 million, increased over the prior year due to capital expenditure levels in excess of depreciation over the last several years, as well as the addition of assets acquired with the acquisition of Carlton;

0  Amortization of $7.4 million, increased over the prior year due to the amortization of purchase accounting intangibles from the acquisition of Carlton;

0  Stock compensation costs of $3.3 million, comparable to 2007 levels;

0  A deferred income tax provision of $3.2 million; and

0  Gain on disposal of assets of $1.5 million from the sale of marketable securities.

■  Changes in assets and liabilities reduced cash flow from operations by $7.2 million, including the following items:

0  A decrease in accounts receivable of $5.9 million, reflecting a lower level of sales in the last two months of 2008 compared to the last two months of 2007;

0  An increase in inventory of $11.0 million, as production volumes exceeded shipments during the last few months of 2008, and higher steel costs increased year end inventory values by approximately $4.1 million;

0  A decrease in other assets of $4.5 million, primarily due to the collection of a portion of the sales price for our 2007 sale of the Forestry Division, which was held in escrow;

0  A decrease in accounts payable of $7.3 million, resulting from the timing of payments to vendors;

0  An increase in accrued expenses of $2.0 million, primarily resulting from an increase in the accruals for various customer rebate and coop advertising programs, which were higher due to the higher level of sales in 2008 compared to 2007.

■  Discontinued operations used $4.3 million in 2008 as we paid accrued liabilities for employee severance, advisor fees and other liabilities in connection with our sale of the Forestry Division in November 2007.

2007 cash provided by operating activities of $29.2 million reflected the following significant items:

■  Income from continuing operations of $32.1 million, a decrease of $0.5 million from 2006.

■  Non-cash items of $35.1 million, which included the following:

0  Depreciation expense of $17.6 million, up from the prior year due to capital expenditure levels in excess of deprecation over the last several years;

0  Amortization and write-off of deferred financing costs of $4.6 million;

0  Stock compensation costs of $3.2 million, an increase of $0.7 million from 2006;

0  A deferred income tax provision of $11.1 million; and

0  A net loss of $0.7 million related to the disposal of assets.

■  Changes in assets and liabilities reduced cash flow from operations by $32.8 million, including the following items:

0  A decrease in accounts receivable of $3.6 million;

0  An increase in inventories of $13.4 million as we ramped up production and inventory on hand in response to increasing orders;

0  An increase in other assets of $3.6 million, primarily related to income tax refunds receivable;

0  An increase in accounts payable of $4.7 million;

0  A reduction in accrued expenses of $7.5 million primarily related to payment of accrued income taxes; and

0  A reduction in other liabilities of $16.6 million, primarily related to pension funding in excess of the amount charged to expense.

■  Discontinued operations used $5.2 million, primarily for transition costs incurred in selling the Forestry Division.

BLOUNT INTERNATIONAL, INC.

2006 cash provided by operating activities of $58.6 million reflected the following significant items:

■  Income from continuing operations of $32.6 million;

■  Non-cash items of $35.4 million, which included the following:

0  Depreciation expense of $15.1 million;

0  Amortization of deferred financing costs of $3.7 million;

0  A pension curtailment charge of $3.2 million;

0  Stock compensation costs of $2.6 million;

0  A deferred income tax provision of $13.0 million; and

0  A net gain of $0.8 million related to the disposal of assets.

■  Changes in assets and liabilities reduced cash flow from operations by $13.8 million, including the following items:

0  Decreases in accounts receivable of $1.3 million;

0  A decrease in inventories of $2.7 million;

0  An increase in other assets of $3.8 million, largely due to income tax refunds receivable;

0  An increase in accounts payable of $2.6 million;

0  A reduction in accrued expenses of $7.1 million primarily related to payment of accrued income taxes; and

0  A reduction in other liabilities of $9.6 million, primarily related to pension funding in excess of the amount charged to expense.

■  Discontinued operations provided $4.3 million, primarily due to the full-year operating activities of our Forestry Division partially offset by transition costs incurred in selling the Lawnmower segment.

Cash contributions for all pension and post-retirement defined benefit plans were $7.1 million in 2008, $23.4 million in 2007 and $21.7 million in 2006. Funding requirements for post-retirement benefit plans fluctuate significantly from year to year. See further discussion following under "Critical Accounting Policies and Estimates." The Company intends to make contributions to our funded pension plans in 2009 of approximately $12 million to $14 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets. The obligations under our other post-retirement benefit plans are made on a pay-as-you-go basis and we expect to pay between $2.5 million and $3.5 million in 2009 for these plans. We also make cash contributions to our U.S. 401(k) plan. We contributed $5.0 million in 2008, $2.6 million in 2007 and $2.7 million in 2006 to this plan. We expect to contribute between $4.5 million and $5.0 million to the 401(k) plan in 2009. The higher level of contributions made in 2008 and expected in 2009 reflects the additional contribution implemented as part of our U.S. retirement plan restructuring and the freeze of our U.S. defined benefit pension plan undertaken in 2006.

Net cash income tax payments were $13.2 million in 2008, $20.8 million in 2007 and $9.9 million in 2006. Income tax payments prior to 2007 have been primarily the result of our foreign tax liability, with a portion also for state and local taxes and alternative minimum tax. In the years prior to 2007, U.S. taxable income has been offset by our domestic net operating loss carryforwards. As expected, we began paying cash income taxes in the U.S. during 2007, and expect to continue to do so as we have fully utilized our U.S. net operating loss carryforwards.

Cash flows from investing activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Proceeds from sale of assets	$1,632	$2,309	$1,244
Purchases of property, plant and equipment	(26,058)	(18,517)	(21,653)
Acquisition of Carlton, net of cash acquired	(64,399)	–	–
Discontinued operations	1,725	69,071	30,900
Cash provided by (used in) investing activities	$(87,100)	$52,863	$10,491

In 2008 we used $87.1 million of cash in investing activities. Sale of marketable securities yielded $1.6 million in proceeds during the year. We paid $66.2 million in cash for Carlton, but the purchase included Carlton's $1.8 million of cash at the acquisition date, leaving a net cash outflow of $64.4 million for the acquisition. Discontinued operations provided $1.7 million of cash during 2008 as we collected the final payment related to the November 2007 sale of our Forestry Division.

In 2007 we generated $52.9 million of cash from investing activities, inclusive of $69.1 million of net activity from discontinued operations. Discontinued operations in 2007 included net proceeds from the sale of our Forestry Division, reduced by amounts held in escrow and capital expenditures made by the Forestry Division prior to the sale on November 5, 2007. Proceeds from the sale of assets of $2.3 million reflect the sale of idle land and buildings retained following the disposition of our Lawnmower segment in 2006 and our Forestry Division in 2007.

In 2006, we generated $10.5 million from investing activities, inclusive of $30.9 million of net activity from discontinued operations. Discontinued operations in 2006 included net proceeds from the sale of our Lawnmower segment, reduced by capital expenditures of our Forestry Division. Proceeds from the sale of assets reflect the receipt of insurance proceeds from fire damage we experienced in one of our manufacturing plants.

Purchases of property, plant and equipment for all three years presented are primarily for productivity improvements, expanded manufacturing capacity and replacement of consumable tooling and equipment. Generally one third of our

BLOUNT INTERNATIONAL, INC.

capital spending represents replacement of consumable tooling and existing equipment with the rest devoted to capacity and productivity improvements. The increase in 2008 expenditures compared to 2007 and 2006 levels reflects an effort to accelerate the replacement of older equipment, as well as the incremental effect from adding Carlton's capital expenditures from May to the end of the year. Over the three year period, we have invested $15.5 million for construction and equipment at our facility in China, with $4.0 million of the total expended in 2008. In 2009, we expect to invest between $25 million and $28 million for property plant and equipment, primarily for ongoing productivity and cost improvements in our manufacturing processes and routine replacement of machinery and equipment, including tooling that is consumed in the production process, as well as incremental capacity expansion.

Cash flows from financing activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Net borrowing (reduction) of debt principle	$28,520	$(53,875)	$(56,848)
Issuance, modification and redemption costs	–	(700)	(700)
Proceeds and tax benefits of share-based compensation	1,069	324	1,740
Cash provided by (used in) financing activities	$29,589	$(54,251)	$(55,808)

2008 activity included the following:

■  Net borrowings during the year of $28.5 million consisting of :

0  Borrowing of $58.5 million under our revolving credit facility for the purchase of Carlton; and

0  Repayment of $30.0 million of principle on the revolving credit facility and term loans from available cash flows.

■  $0.6 million of proceeds from the exercise of stock options and a $0.5 million tax benefit that is recognized as a financing activity under FAS No. 123(R), "Share-Based Payment" ("FAS No. 123(R)").

2007 activity included the following:

■  Net debt reduction of $53.9 million, primarily funded with proceeds from the sale of our Forestry Division;

■  Expenditures of $0.7 million incurred with the November, 2007 amendment to our senior credit facilities; and

■  $0.2 million of proceeds from the exercise of stock options and a $0.1 million tax benefit that is recognized as a financing activity under FAS No. 123(R).

2006 activity included the following:

■  Net debt reduction of $56.8 million, partially funded with proceeds from the sale of our Lawnmower segment, as well as cash flow from operations;

■  Expenditures of $0.7 million incurred with the March 2006 amendment to our senior credit facilities; and

■  $1.0 million of proceeds from the exercise of stock options and a $0.7 million tax benefit that is recognized as a financing activity under FAS No. 123(R).

As of December 31, 2008, our contractual and estimated obligations are as follows (in thousands):

(Amounts in thousands)	Total	2009	2010-2011	2012-2013	Thereafter
Debt obligations (1)	$325,520	$31,981	$118,539	$175,000	–
Estimated interest payments (2)	68,221	19,595	33,095	15,531	–
Purchase commitments (3)	100	100	–	–	–
Operating lease obligations (4)	24,856	2,886	5,631	3,803	$12,536
Defined benefit pension obligations (5)	2,731	2,731	–	–	–
Other post-retirement obligations (6)	16,325	1,739	2,624	2,328	9,634
Other long-term liabilities (7)	500	25	450	25	–
Total contractual obligations	$438,253	$59,057	$160,339	$196,687	$22,170

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

(4) See also Note 12 to Consolidated Financial Statements.

(5) Current minimum funding requirements for defined benefit pension plans. Does not include estimated future funding requirements for defined benefit pension plans of approximately $7.7 million in 2010 and each year thereafter. Actual funding requirements may vary significantly from these estimates based on actual return on assets, changes in assumptions, plan modifications and actuarial gains and losses. See additional discussion of these key assumptions and estimates under "Critical Accounting Policies and Estimates" below. Additional voluntary funding payments may also be made, and the Company intends to contribute between $12 and $14 million to these plans in 2009.

(6) Estimated payments for various non-qualified retirement benefits. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See also Note 11 to Consolidated Financial Statements.

(7) Advisory and consulting fees for certain current and former officers and directors of the Company.

BLOUNT INTERNATIONAL, INC.

As of December 31, 2008, our recorded liability for uncertain tax positions was $31.8 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.

Off Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations is based on the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the U. S.

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

We record reductions to selling prices as products are shipped. These reductions are based on competitive and market conditions, in addition to specific customer contracts in some instances. Some reductions are determined based on sales volumes or other measurements not yet finalized at the time of shipment. These reductions are estimated and recorded at the time of shipment either through a reduction to the invoice total or the establishment of a reserve or an accrual for settlement at a later date. The amount reserved or accrued may increase or decrease prior to payment due to customer performance and market conditions.

We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review of customer payments against terms and a review of customers' financial statements and conditions through monitoring services. Based on these reviews, the allowance is adjusted in the appropriate period. Additional allowances may be required based on future events or as we obtain new information about our customers credit and financial situations.

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

We perform an annual analysis for impairment of goodwill at the reporting unit level. We also perform an impairment analysis of goodwill whenever circumstances indicate that impairment may have occurred. The impairment tests are performed by estimating the fair values of the reporting units using a discounted projected cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. For the analysis performed in the year ended December 31, 2008, we used a discount rate of 11.3% based on our actual weighted average interest rate for debt financing and an assumed 15% return on equity, and we projected future cash flows for twelve years forward with no consideration of terminal value. The sum of the fair values of the reporting units is reconciled to our current market capitalization plus an estimated control premium. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows, which could result in the recognition of future impairments.

We incur expenses in connection with product liability claims as a result of alleged product malfunctions or defects. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, to defend or settle product liability claims for products manufactured during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated non-insured obligations. We estimate our product liability obligations on a case by case basis, in addition to a review of product performance trends and consideration of the potential liability for claims incurred but not yet reported. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

We incur expenses in connection with compliance with environmental laws and regulations for investigation, monitoring and, in certain circumstances, remediation of environmental contamination at our current and certain of our

BLOUNT INTERNATIONAL, INC.

former operating locations. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for certain environmental claims for any contamination determined to have occurred during our ownership period for certain discontinued operations. In certain limited circumstances, we maintain insurance coverage for a portion of this exposure. We record a liability for our estimated non-insured obligations. We estimate our environmental remediation obligations on a situation by situation basis. These estimated obligations may be increased or decreased as more information on specific situations becomes available.

We incur expenses in connection with our self-insured program for workers' compensation costs. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for workers' compensation claims for injuries that occurred during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated non-insured obligations. We estimate our workers' compensation obligations on a case by case basis, in addition to consideration of the potential liability for claims incurred but not yet reported. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

In 2006, we implemented FAS No. 123(R) under the modified prospective approach. We expect to continue to incur significant stock compensation expense in future periods. Prior to 2006, we accounted for stock-based compensation under FAS No. 123 and provided pro-forma disclosure, but did not expense the majority of our stock-based compensation. Under the modified prospective application method, the results for prior periods have not been restated. None of our outstanding stock awards were modified in anticipation of the adoption of FAS No. 123(R). We determine the fair value of stock based awards using the Black-Scholes model. We use the simplified method described in SEC Staff Accounting Bulletin No. 110 ("SAB 110") for estimated lives of stock options and SARs. Assumptions for the risk-free interest rate, expected volatility and dividend yield are based on historical information and management estimates.

We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated inflation trend in future health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, applicable indices, historical results, changes in regulations, as well as to the requirements of FAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS No. 158").

The net post-retirement obligation is included in employee benefit obligations on the Consolidated Balance Sheets. The total post-retirement obligations are reduced by the fair value of investment assets held in the related pension plan trusts. These pension assets consist of ownership interests in various mutual and comingled investment funds, which in turn hold investments in marketable debt and equity instruments and other investment assets. The fair value of these pension assets is determined in accordance with FAS No. 157, "Fair Value Measurements" ("FAS No. 157"). As specified in FAS No. 157, we determine the fair value of these assets by reference to quoted prices in active markets for identical assets and liabilities where available (level 1). Where level 1 market prices are not available, we utilize significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable (level 2). Finally, if level 2 measurements are not available, we utilize significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities (level 3) to determine the fair values of such pension assets.

The weighted average assumed rate of return on pension plan assets was 8.3% for 2008. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our current weighting, which is 55% equity securities and 45% debt securities for the U.S. plan, and 60% equities and 40% debt securities for the Canadian plan. To validate this assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most common results between the 25th and 75th percentiles. We believe this assumed rate of return is reasonable given the asset composition, long-term historic trends and current economic and financial market conditions. We anticipate using a slightly lower assumed rate of return in 2009 and beyond, reflecting management's intent to implement a slightly more conservative investment mix in the pension plan assets.

A weighted average discount rate assumption of 6.1% was used to determine our plan liabilities at December 31, 2008, consisting of 5.75% for the U.S. plan and 7.50% for the Canadian plan. The difference in discount rates between the two plans is attributable to differences in the relevant bond indices and market conditions between the U.S. and Canada as of December 31, 2008. We believe these discount rates are reasonable given comparable rates

BLOUNT INTERNATIONAL, INC.

for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption, we obtained published indices for such bonds and our assumed discount rate is consistent with these indices. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on a hypothetical customized bond portfolio that more closely matches the expected cash outflows of our benefit obligation. Our assumed discount rate is consistent with this customized bond portfolio rate of return and with the relevant indices for similar debt securities.

We have assumed that health care costs will increase by 9% in 2009, 8% in 2010, 7% in 2011, 6% in 2012 and 5% in 2013 and beyond. This assumption is based on historical rates of inflation for health care costs and expectations for future increases in health care costs.

Our annual post-retirement expenses can be significantly impacted by changes in these assumptions. A 1% change in the return on assets assumption would change annual pension expense by $1.2 million in 2009. A 1% decrease in the discount rate would increase pension expense by $2.1 million in 2009, and a 1% increase in the discount rate would decrease pension expense by $1.8 million in 2009. A 1% increase in the health care cost trend assumption for 2009 and beyond would increase annual post-retirement medical costs by approximately $0.3 million per year and a 1% decrease in the health care cost trend assumption for 2009 and beyond would decrease annual post-retirement medical costs by approximately $0.2 million a year.

Effective January 1, 2007, we account for uncertain tax positions in accordance with FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many assumptions and judgments regarding our income tax exposures. Interpretations of income tax laws and regulations and guidance surrounding them change over time. Changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See Note 9 to the consolidated financial statements for additional information on our uncertain tax positions and the impact of adopting FIN No. 48.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2008, we have a deferred tax asset valuation allowance of $2.3 million, primarily related to foreign tax credit carryforwards and state tax net operating loss carryforwards.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS No. 157"). FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U. S., and expands disclosures about fair value measurements. We adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements. As permitted by FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP No. 157-1"). We also adopted FSP No. 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements. In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP No. 157-3"). We adopted FSP No. 157-3 on October 1, 2008, with no immediate effect on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("FAS No. 159"). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted subsequent to that date. Therefore, FAS No. 159 has had no effect on our consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R), "Business Combinations" ("FAS No. 141(R)"). FAS No. 141(R) replaces FAS No. 141, "Business Combinations" ("FAS No. 141"). The provisions of FAS No. 141(R) are effective for us on January 1, 2009.

BLOUNT INTERNATIONAL, INC.

The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of any business combinations completed after the effective date. In addition, certain transaction-related expenses that would have been capitalized as part of a transaction under FAS No. 141, will be expensed as incurred under FAS No. 141(R) beginning January 1, 2009.

In December 2007, the FASB issued FAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("FAS No. 160"). FAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FAS No. 160 are effective for us on January 1, 2009. Earlier adoption is prohibited. The adoption of FAS No. 160 is not anticipated to have a material impact on our financial position and results of operations.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("FAS No. 161"). FAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. The provisions of FAS No. 161 are effective for us on January 1, 2009, and will result in expanded disclosures about our derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. 142-3"). This FASB Staff Position amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS 142, "Goodwill and Other Intangible Assets". The provisions of FSP No. 142-3 are effective for us on January 1, 2009 and earlier adoption is prohibited. The impact of adopting FSP No. 142-3 will depend on the nature, terms and size of any business combinations completed after the effective date.

In December 2008 the FASB issued FASB Staff Position No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP No. 132(R)-1"). This FASB Staff Position amends FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The provisions of FSP No. 132(R)-1 will be effective for us in our 2009 Form 10-K, and will result in expanded disclosures in our financial statements.

Forward Looking Statements

"Forward looking statements," as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our "outlook," "guidance," "expectations," "beliefs," "plans," "indications," "estimates," "anticipations," and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties, including those set forth in Item 1A, "Risk Factors", and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates and rates of return and the anticipated effects of discontinued operations involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. A hypothetical 10% increase in interest rates would decrease the fair value of our fixed rate long-term debt outstanding by $5.5 million. A hypothetical 100 basis point increase in the interest rates on our variable rate debt for the duration of one year would have increased interest expense by approximately $1.5 million in 2008. At December 31, 2008 and 2007, no derivative financial instruments were outstanding to hedge interest rate risk on debt. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments. At December 31, 2008 and 2007, we had derivative financial instruments outstanding representing variable-to-fixed interest rate swaps on cash equivalents in Brazil to protect the return on those investments. These contracts were not designated as hedging instruments. The total notional amount of such instruments was $10.3 million at December 31, 2008 and $10.8 million at December 31, 2007.

Foreign Currency Exchange Risk. Approximately 17% of our sales and 26% of our operating costs and expenses were transacted in foreign currencies in 2008. As a result,

BLOUNT INTERNATIONAL, INC.

fluctuations in exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada, Brazil and China, and local currency sales and expenses in Europe and Japan. During 2008 and 2007, we used derivative instruments to protect the U.S. Dollar value of cash equivalents held in Brazil. At December 31, 2008 we had contracts outstanding to protect those investments from fluctuations in foreign currency. In the fourth quarter of 2008, we entered into several contracts to hedge our currency exposure to Canadian Dollar based production costs and operating expenses. We may also, in the future, decide to manage some of our other exposures to currency exchange rate fluctuations through derivative products.

We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. ("Blount Canada") for contract manufacturing services performed on our behalf. In the latter part of 2008, we selectively hedged a portion of the anticipated payment transactions with Blount Canada that were subject to foreign exchange exposure using zero cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero cost collar instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value. The effective portion of the contracts' gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method under FAS No. 133, as amended by FAS 138 and FAS 149, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") to determine the hedge effectiveness of our zero cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates. As of December 31, 2008, the total notional amount of such contracts outstanding was $51.4 million. As of December 31, 2008 we did not have any zero cost collars mature which would result in reclassification of accumulated other comprehensive income into earnings and we had not recognized any amount in earnings due to ineffectiveness of the hedging instruments.

As of December 31, 2008, approximately 67% of our total accounts receivable were owed to us by foreign customers. If the U.S. Dollar strengthens against foreign currencies, as it did during the latter half of 2008, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, our bad debts expense may increase.

The table below illustrates the estimated effect on our 2008 operating results of a hypothetical 10% change in major currencies (defined for us as the Euro, Canadian Dollar, Brazilian Real, Chinese RMB, Swiss Franc, Japanese Yen and Swedish Krona):

	Effect of 10% Weaker U.S. Dollar
(Amounts in thousands)	Sales	Cost of Sales	Operating Income
Euro	$6,076	$(2,049)	$2,202
Canadian Dollar	1,068	(6,315)	(5,752)
Brazilian Real	–	(2,158)	(2,602)
Chinese RMB	–	(856)	(959)
Swiss Franc	–	(1,195)	(1,195)
Japanese Yen	900	(71)	688
Swedish Krona	859	(76)	582

Commodity Price Risk. We secure raw materials through purchasing functions at each of our manufacturing locations. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not hedged against the price volatility of any raw materials by using any derivative instruments during 2008, 2007 or 2006.

Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing, where prices rose sharply in 2004 before moderating somewhat in 2005 and 2006, rose somewhat in 2007 and rose sharply in 2008. We purchased approximately $82.4 million of steel in 2008, our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $8.2 million effect on pre-tax income in 2008. We utilize multiple suppliers to purchase steel. We estimate the impact of price changes on our cost of purchased steel were a decrease in costs of $1.0 million from 2005 to 2006, an increase of $1.0 million from 2006 to 2007, and an increase of $7.9 million from 2007 to 2008. Some selling prices to our customers have been increased, in part to offset the increase in steel commodity costs. We source many of our outdoor care products from Asia through brokers, and we anticipate expanding this practice in the future. For example, we believe that we can source certain components for gear-related products at a lower cost from international locations. Historically, we have not incurred any significant issues in sourcing internationally, in part due to the fact that there are multiple suppliers for each of the products we purchase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management of Blount International, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in

BLOUNT INTERNATIONAL, INC.

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

BLOUNT INTERNATIONAL, INC.

Management's Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management excluded the internal controls over financial reporting of Carlton, which was acquired by the Company during 2008 in a purchase business combination, from its assessment of the Company's internal control over financial reporting as of December 31, 2008. The acquired Carlton business represented approximately 17% of the Company's total assets as of December 31, 2008 and approximately 7% of its consolidated net revenues for the year then ended.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited the consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in their report which appears herein.

/s/ James S. Osterman	/s/ Calvin E. Jenness

Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BLOUNT INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Blount International Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007. As discussed in Notes 10 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post-retirement benefit plans as of December 31, 2006.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded its Carlton operations from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Carlton from our audit of internal control over financial reporting. Carlton's total assets and total net revenues represent approximately 17% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 10, 2009

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2008	2007	2006
Sales	$597,035	$515,535	$487,494
Cost of sales	404,263	340,578	313,815
Gross profit	192,772	174,957	173,679
Selling, general and administrative expenses	105,292	94,257	89,472
Retirement plan redesign	–	–	3,747
Operating income	87,480	80,700	80,460
Interest income	1,389	1,360	378
Interest expense	(27,094)	(33,066)	(35,782)
Other income (expense), net	1,813	(821)	1,335
Income from continuing operations before income taxes	63,588	48,173	46,391
Provision for income taxes	24,745	16,030	13,746
Income from continuing operations	38,843	32,143	32,645
Discontinued operations:
Income (loss) from discontinued operations before taxes	(589)	25,794	20,055
Income tax provision (benefit)	(345)	15,080	10,154
Income (loss) from discontinued operations	(244)	10,714	9,901
Net income	$38,599	$42,857	$42,546
Basic income (loss) per share:
Continuing operations	$0.82	$0.68	$0.69
Discontinued operations	(0.01)	0.23	0.21
Net income	$0.81	$0.91	$0.90
Diluted income (loss) per share:
Continuing operations	$0.81	$0.67	$0.68
Discontinued operations	(0.01)	0.22	0.21
Net income	$0.80	$0.89	$0.89
Weighted average shares used in per share calculation:
Basic	47,510	47,280	47,145
Diluted	48,130	48,078	47,868

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$58,275	$57,589
Accounts receivable, net of allowance for doubtful accounts of $3,800 and $2,181 respectively	75,555	67,818
Inventories, net	90,302	70,273
Deferred income taxes	5,492	5,536
Other current assets	14,940	16,393
Total current assets	244,564	217,609
Property, plant and equipment, net	119,749	89,729
Deferred financing costs	6,679	10,698
Deferred income taxes	21,679	14,849
Intangible assets	13,864	–
Assets held for sale	1,429	–
Goodwill	66,071	48,984
Other assets	25,649	30,080
Total Assets	$499,684	$411,949
Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$31,981	$1,242
Accounts payable	28,864	29,799
Accrued expenses	55,235	57,447
Deferred income taxes	498	533
Total current liabilities	116,578	89,021
Long-term debt, excluding current maturities	293,539	295,758
Deferred income taxes	2,223	–
Employee benefit obligations	93,898	48,948
Other liabilities	36,966	32,368
Total liabilities	543,204	466,095
Commitments and contingent liabilities
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,614,236 and 47,291,647 outstanding, respectively	476	473
Capital in excess of par value of stock	579,930	575,595
Accumulated deficit	(579,548)	(618,147)
Accumulated other comprehensive loss	(44,378)	(12,067)
Total stockholders' (deficit)	(43,520)	(54,146)
Total Liabilities and Stockholders' (Deficit)	$499,684	$411,949

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Cash flows from operating activities:
Income from continuing operations	$38,843	$32,143	$32,645
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Early extinguishment of debt	–	625	1
Depreciation of property, plant and equipment	21,212	17,641	15,058
Amortization	7,351	3,951	3,729
Stock compensation and other non-cash charges	4,157	1,245	5,140
Excess tax benefit from share-based compensation	(463)	(114)	(747)
Deferred income taxes	3,166	11,059	13,025
Loss (gain) on disposal of assets	(1,543)	675	(774)
Changes in assets and liabilities, net of impact of acquisitions:
(Increase) decrease in accounts receivable	5,945	3,585	1,337
(Increase) decrease in inventories	(10,986)	(13,409)	2,749
(Increase) decrease in other assets	4,461	(3,672)	(3,750)
Increase (decrease) in accounts payable	(7,286)	4,680	2,601
Increase (decrease) in accrued expenses	1,995	(7,451)	(7,145)
Increase (decrease) in other liabilities	(1,330)	(16,571)	(9,599)
Discontinued operations	(4,318)	(5,209)	4,345
Net cash provided by operating activities	61,204	29,178	58,615
Cash flows from investing activities:
Proceeds from sale of assets	1,632	2,309	1,244
Purchases of property, plant and equipment	(26,058)	(18,517)	(21,653)
Acquisition of Carlton, net of cash acquired	(64,399)	–	–
Discontinued operations	1,725	69,071	30,900
Net cash provided by (used in) investing activities	(87,100)	52,863	10,491
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	30,750	(27,000)	27,000
Repayment of term debt principal	(2,230)	(26,875)	(83,848)
Issuance costs related to debt	–	(700)	(700)
Excess tax benefit from share-based compensation	463	114	747
Proceeds from exercise of stock options and warrants	606	210	993
Net cash provided by (used in) financing activities	29,589	(54,251)	(55,808)
Effect of exchange rate changes	(3,007)	2,163	1,401
Net increase in cash and cash equivalents	686	29,953	14,699
Cash and cash equivalents at beginning of year	57,589	27,636	12,937
Cash and cash equivalents at end of year	$58,275	$57,589	$27,636

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000's)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2005	47,004	$470	$566,692	$(703,550)	$(8,799)	$(145,187)
Net income	–	–	–	42,546	–	42,546
Other comprehensive income (loss):
Foreign currency translation adjustment	–	–	–	–	1,682	1,682
Unrealized losses	–	–	–	–	(27)	(27)
Minimum pension liability adjustment	–	–	–	–	2,957	2,957
Comprehensive income, net	–	–	–	–	–	47,158
Cumulative effect of adopting FAS No. 158	–	–	–	–	(12,255)	(12,255)
Exercise of stock options	239	2	1,738	–	–	1,740
Stock compensation expense	–	–	3,253	–	–	3,253
Balance December 31, 2006	47,243	472	571,683	(661,004)	(16,442)	(105,291)
Net income	–	–	–	42,857	–	42,857
Other comprehensive income (loss):
Foreign currency translation adjustment	–	–	–	–	1,718	1,718
Unrealized gains	–	–	–	–	1,315	1,315
Pension liability adjustment	–	–	–	–	1,342	1,342
Comprehensive income, net	–	–	–	–	–	47,232
Exercise of stock options	49	1	323	–	–	324
Stock compensation expense	–	–	3,589	–	–	3,589
Balance December 31, 2007	47,292	473	575,595	(618,147)	(12,067)	(54,146)
Net income	–	–	–	38,599	–	38,599
Other comprehensive income (loss):
Foreign currency translation adjustment	–	–	–	–	(1,574)	(1,574)
Unrealized losses	–	–	–	–	(2,524)	(2,524)
Pension liability adjustment	–	–	–	–	(28,213)	(28,213)
Comprehensive income, net	–	–	–	–	–	6,288
Exercise of stock options	322	3	1,066	–	–	1,069
Stock compensation expense	–	–	3,269	–	–	3,269
Balance December 31, 2008	47,614	$476	$579,930	$(579,548)	$(44,378)	$(43,520)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blount International, Inc. and Subsidiaries

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Headquartered in Portland, Oregon, Blount International, Inc. and its subsidiaries (the "Company") is a manufacturer of equipment, accessories and replacement parts to the global forestry, yard care and general contractor industries. The Company manufactures and markets branded products in focused end markets, serving professional loggers, construction workers, homeowners, equipment dealers and distributors and original equipment manufacturers ("OEMs"). The Company's products include cutting chain, guide bars, sprockets and accessories for chainsaws, lawnmower blades and other accessories for lawn and garden equipment, concrete-cutting equipment and accessories, mobile equipment rotational bearings, worm gear reducers and swing drives. The Company maintains manufacturing facilities in the U.S., Canada, Brazil and China.

Basis of Presentation. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2008 and 2007, and the results of operations and cash flows for each of the three years in the period ended December 31, 2008.

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

Cash and Cash Equivalents. The Company considers cash equivalents to be all highly liquid temporary cash investments, with original maturities of 90 days or less, that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates.

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

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended December 31, 2008.

Goodwill and Other Intangible Assets with Indefinite Useful Lives. The Company accounts for goodwill, and other intangible assets with indefinite useful lives, under Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and other Intangible Assets" ("FAS No. 142"). Under the provisions of FAS No. 142, the Company performs an annual review for impairment at the reporting unit level. The Company also performs an impairment analysis whenever circumstances indicate that an impairment may have occurred. The impairment tests are performed by estimating the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The sum of the fair values of the reporting units is reconciled to the Company's current market capitalization plus an estimated control premium. If the fair value

BLOUNT INTERNATIONAL, INC.

of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit's fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows that would create future impairments. No goodwill impairments have been recognized in 2008, 2007 or 2006.

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

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. During 2006, the Company recognized an impairment charge of $1.5 million on property, plant and equipment formerly used by its discontinued Lawnmower segment. Also in 2006, the Company recognized an impairment charge of $0.8 million on property, plant and equipment in Menominee, Michigan formerly used by its Industrial and Power Equipment segment. No impairment charges were recognized in 2007 or 2008.

Income Taxes. In accordance with FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The American Jobs Creation Act of 2004 includes a deduction of up to 9 percent (when fully phased-in) of "qualified production activities income," as defined in the law and subject to certain limitations. The benefit of this deduction is accounted for as a special deduction when realized in accordance with FASB Staff Position No. 109-1.

Effective January 1, 2007, the Company adopted FIN No. 48. There was no material adjustment to the net liability for uncertain tax positions as a result of the adoption of FIN No. 48. However, uncertain tax positions that were previously netted on the balance sheet have been reported separately since January 1, 2007. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.

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

Insurance Accruals. It is the Company's policy to retain a portion of expected losses related to general and product liability, workers' compensation and vehicle liability losses through retentions or deductibles under its risk management and insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the ultimate undiscounted aggregate liabilities for claims incurred.

Warranty. The Company offers certain warranties with the sale of its products. An estimate of warranty costs is recognized at the time the related revenue is recognized and the warranty obligation is recorded as a charge to cost of sales and as a liability on the balance sheet. Warranty cost is estimated using historical customer claims, supplier performance and new product performance.

Derivative Financial Instruments. The Company accounts for derivative financial instruments in accordance with FAS No. 133. The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices. The Company's risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate, and commodity price exposures prudently. The policy specifies that derivatives are not to be used for speculative purposes. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2008 and 2007, derivatives consisted of foreign currency hedge instruments and interest rate swaps. See also Note 18. Changes in the fair value of non-hedging derivative instruments are reported in current earnings. Changes in the

BLOUNT INTERNATIONAL, INC.

fair value of hedging derivative instruments are recognized in other comprehensive income, until the instrument is settled, at which time the gain or loss is recognized in current earnings.

Revenue Recognition. Revenue is recognized when persuasive evidence that a sales arrangement exists, title and risk of loss have passed, the price to the customer is fixed or determinable and collectability is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company's sales transactions. There are an insignificant amount of shipments with FOB destination or similar shipping terms, for which revenue is not recognized until delivery has occurred.

Shipping and Handling Costs. The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company in accordance with the Emerging Issues Task Force's Issue (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs".

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

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are accrued over the period the revenues are recognized. Advertising costs from continuing operations were $5.4 million, $5.0 million and $4.7 million for 2008, 2007 and 2006, respectively.

Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials and outside services. These costs were $8.4 million, $6.5 million and $6.6 million for 2008, 2007, and 2006, respectively.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income or net stockholders' deficit.

Due to increased cash balances at the Company's foreign subsidiaries, and increased volatility in the movement of foreign currency exchange rates, the Company has presented the effect of exchange rate changes as a separate component on the Consolidated Statements of Cash Flows. Previously, the effect of exchange rate changes on cash flows was embedded within the cash flows from operating activities section of the Consolidated Statements of Cash Flows; however, such amounts were not material. The presentation of cash flows for prior years has been corrected to the current year presentation.

NOTE 2: ACQUISITION OF CARLTON HOLDINGS, INC.

On May 2, 2008, the Company acquired all of the outstanding stock of Carlton Holdings, Inc. and its subsidiaries ("Carlton"), a manufacturer of cutting chain for chainsaws located near Portland, Oregon. The Company paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and also assumed liabilities totaling $21.3 million. Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition. The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under the Company's revolving credit facility. The operating results of Carlton are included in the Company's consolidated financial statements from May 2, 2008 forward.

The Company accounted for the acquisition in accordance with FAS No. 141. Accordingly, Carlton's assets and liabilities were recorded at their estimated fair values on the date of acquisition. The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing process and the normal gross profit margin typically associated with its sale. The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows. A summary of the purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below.

Summary of Carlton Preliminary Purchase Price Allocation

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,590	14,808
Inventories	9,958
Current intangible asset subject to amortization	1,240
Other current assets	348
Property, plant and equipment, net	26,703
Noncurrent intangible assets subject to amortization	8,790
Goodwill and other intangible assets not subject to amortization	22,587
Non-current deferred tax asset	1,267
Total assets	87,502
Current liabilities	7,645
Non-current liabilities	3,430
Deferred income tax liability	10,227
Total liabilities assumed	21,302
Cash paid for acquisition, before consideration of cash acquired	$66,200

Reflected in the consolidated results of operations for 2008 are non-cash charges totaling $3.5 million for amortization of intangible assets, depreciation of the step-up to fair value for property, plant and equipment and expensing of the step-up to fair value related to inventories.

BLOUNT INTERNATIONAL, INC.

The following table summarizes the Company's intangible assets:

		December 31, 2008		December 31, 2007
(Amounts in thousands)	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill, Carlton acquisition	Indefinite	$17,087	–	–	–
Goodwill, previous acquisitions	Indefinite	48,984	–	$48,984	–
Total goodwill		66,071	–	48,984	–
Trademarks and trade names	Indefinite	5,500	–	–	–
Backlog	0.7	1,240	$1,240	–	–
Covenant not to compete	3	590	131	–	–
Customer relationships	10	8,200	295	–	–
Total intangible assets		$81,601	$1,666	$48,984	–

Amortization expense was $1.7 million for the year ended December 31, 2008. No amortization expense was incurred in 2006 or 2007. Amortization expense for these intangible assets is expected to total $1.5 million in each of 2009 and 2010; $1.3 million in 2011; $1.1 million in 2012 and $1.0 million in 2013.

The following unaudited pro forma results present the estimated effect as if the acquisition had occurred on the first day of each period presented. The unaudited pro forma results include the historical results of Carlton, pro forma purchase accounting effects for the years ended December 31, 2008 and 2007, the pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects. In addition to the pro forma amortization of tangible and intangible asset adjustments to fair value, the unaudited pro forma results for each period presented include a charge of $1.7 million to expense the adjustment of inventory to estimated fair value.

	2008		2007
(Amounts in thousands)	As Reported	Pro Forma (Unaudited)	As Reported	Pro Forma (Unaudited)
Sales	$597,035	$617,178	$515,535	$571,302
Net income	38,599	38,830	42,857	40,594
Basic income per share	$0.81	$0.82	$0.91	$0.86
Diluted income per share	0.80	0.81	0.89	0.84

NOTE 3: DISCONTINUED OPERATIONS

Discontinued Forestry Division. On November 5, 2007, the Company sold its Forestry Division, which constituted the majority of the Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million. Under the terms of the related purchase agreement, $8.8 million of the gross proceeds are initially held in escrow for up to three years from the transaction date. The Company recognized a pretax gain of $26.0 million net of related transaction expenses on the sale in 2007. This division accounted for 26% of 2006 consolidated sales and 21% of consolidated sales for the first nine months of 2007. The Forestry Division is reported as discontinued operations for all periods presented. This division was headquartered in Zebulon, North Carolina and manufactured and marketed timber harvesting and handling equipment and industrial tractors and loaders. The division had manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; and Söderhamn, Sweden. The sale included the disposition of the Forestry Division's recorded goodwill in the amount of $22.9 million. The Company retained certain liabilities related to the business, as well as an idle manufacturing facility located in Menominee, Michigan. In December 2007, the land and building in Menominee, Michigan were sold for net cash proceeds of $0.5 million.

Discontinued Lawnmower Segment. On July 27, 2006, the Company sold certain of the assets and liabilities of Dixon Industries, Inc. ("Dixon") to Husqvarna Professional Outdoor Products, a wholly-owned subsidiary of Husqvarna AB. Dixon had previously been reported as the Company's Lawnmower segment. The Company received gross proceeds of $33.1 million and recognized a pretax gain of $17.4 million net of related transaction expenses on the sale in 2006. The Lawnmower segment accounted for 7.5% of consolidated sales for the first six months of 2006. The Lawnmower segment is reported as discontinued operations for all periods presented. Dixon was located in Coffeyville, Kansas, and manufactured zero-turn radius riding lawnmowers and related attachments. The sale included the disposition of Dixon's recorded goodwill in the amount of $5.0 million. Certain liabilities of Dixon, as well as the land, building, building improvements, certain machinery and equipment

BLOUNT INTERNATIONAL, INC.

and various other assets related to its Coffeyville, Kansas facility, were retained by the Company by merger of Dixon with and into 4520 Corp. Inc., an indirect wholly-owned subsidiary of the Company. The land and building were sold in September 2007 for net cash proceeds of $1.5 million.

Discontinued operations are summarized as follows:

	December 31,
(Amounts in thousands)	2008	2007	2006
Sales	–	$111,934	$196,826
Operating income (loss)	$(589)	(195)	2,689
Gain on disposition of net assets	–	25,989	17,366
Income (loss) before taxes from discontinued operations	(589)	25,794	20,055
Income tax provision (benefit)	(345)	15,080	10,154
Income (loss) from discontinued operations	$(244)	$10,714	$9,901

The 2008 results consist of wind down and wrap up activities related primarily to the discontinued Forestry Division. Included in the operating loss for 2007 are charges totaling $4.5 million for employee severance, employee benefits, transition costs and closure costs. Included in the operating income for 2006 are charges totaling $8.0 million for employee severance and benefits costs, impairment of assets and closure costs.

NOTE 4: INVENTORIES

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2008	2007
Raw materials and supplies	$14,260	$9,297
Work in progress	14,169	14,701
Finished goods	61,873	46,275
Total inventories	$90,302	$70,273

The balance at December 31, 2008 includes $10.6 million related to Carlton.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(Amounts in thousands)	2008	2007
Land	$7,469	$4,882
Buildings and improvements	57,782	51,251
Machinery and equipment	210,683	186,076
Furniture, fixtures and office equipment	29,537	28,419
Transportation equipment	865	662
Construction in progress	14,267	5,491
Accumulated depreciation	(200,854)	(187,052)
Total property, plant and equipment, net	$119,749	$89,729

The balance at December 31, 2008 includes $26.0 million related to Carlton.

NOTE 6: DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company's debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding term loan. See also Note 8. During the year ended December 31, 2008, the following occurred:

(Amounts in thousands)
Balance at December 31, 2007	$10,698
Amortization during period	(4,019)
Balance at December 31, 2008	$6,679

Scheduled amortization, assuming no further cost deferrals or prepayments of principal, is as follows:

(Amounts in thousands)	Estimated Annual Amortization
2009	$3,262
2010	1,729
2011	1,067
2012	621
Total amortization	$6,679

NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(Amounts in thousands)	2008	2007
Salaries, wages and related withholdings	$22,923	$26,455
Accrued interest	6,908	7,205
Employee benefits	5,526	4,467
Advertising	4,530	2,985
Accrued customer incentive programs	4,684	4,261
Product liability	2,820	3,506
Unrealized loss on foreign currency hedges	1,837	–
Accrued professional services fees	1,795	1,605
Accrued taxes	785	1,550
Other	3,427	5,413
Total accrued expenses	$55,235	$57,447

BLOUNT INTERNATIONAL, INC.

NOTE 8: DEBT AND FINANCING AGREEMENTS

Long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2008	2007
Revolving credit facility borrowings	$30,750	–
Term loans	119,770	$122,000
8 7/8% Senior subordinated notes	175,000	175,000
Total debt	325,520	297,000
Less current maturities	(31,981)	(1,242)
Total long-term debt	$293,539	$295,758

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2009	$31,981
2010	118,539
2011	–
2012	175,000
Total debt	$325,520

The weighted average interest rate on outstanding debt as of December 31, 2008 was 6.42%.

8 7/8% Senior Subordinated Notes. The Company has one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012. These notes are subject to redemption at any time at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter. These notes are issued by the Company's wholly-owned subsidiary, Blount, Inc. and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount's existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes. See also Note 19.

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

The revolving credit facility provides for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of December 31, 2008, the Company had the ability to borrow an additional $115.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2009. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date.

BLOUNT INTERNATIONAL, INC.

Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants and restrictions relating to, among other categories, investments, loans and advances, indebtedness, dividends on our stock and the sale of stock or assets. The Company was in compliance with all debt covenants as of December 31, 2008.

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

NOTE 9: INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Current
Federal	$10,717	$15,155	$1,609
State	(6)	1,436	1,747
Foreign	9,797	1,511	7,520
Deferred
Federal	3,081	11,711	10,100
State	794	1,891	1,844
Foreign	17	(594)	1,080
Provision for income taxes	24,400	31,110	23,900
The provision (benefit) is reported as follows:
Continuing operations	24,745	16,030	13,746
Discontinued operations	(345)	15,080	10,154
Provision for income taxes	$24,400	$31,110	$23,900

The Company also recorded the following deferred tax amounts directly to the components of stockholders' equity (deficit):

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Pension liability adjustment	$17,286	$(2,896)	$9,319
Change in unrealized losses/gains	246	785	91
Stock options exercised	463	114	747

Income from continuing operations before income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Income before income taxes:
Domestic	$34,506	$33,943	$13,481
Foreign	29,082	14,230	32,910
Total	$63,588	$48,173	$46,391

A reconciliation of the provision (benefit) for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes was as follows:

	% of income (loss) before tax
	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	(0.6)	(8.4)	(6.1)
Repatriation of foreign earnings	2.3	1.3	1.4
Federal and state research tax credits	(0.7)	(0.2)	(0.3)
State income taxes, net of federal tax benefit	1.0	3.8	4.2
Permanent differences	1.3	(0.9)	(10.6)
Change in estimated contingencies	2.0	2.3	7.6
Other	(1.4)	1.1	(0.5)
Effective income tax rate before valuation allowance	38.9	34.0	30.7
Valuation allowance	–	(0.7)	(1.1)
Effective income tax rate after valuation allowance	38.9%	33.3%	29.6%

The effective income tax rate increased from 33.3% in 2007 to 38.9% in 2008 primarily due to taxable foreign currency gains at foreign subsidiaries driven by the stronger U.S. Dollar. The Company also experienced a significant shift in the relative proportion of pre-tax income earned in foreign locations compared to domestic locations. These increases were partially offset by a lower state effective income tax rate. The effective income tax rate increased in 2007 to 33.3%, from 29.6% in 2006, primarily due to the discontinued special deduction for U.S. export sales, partially offset by the domestic activities production deduction. The effective income tax rate

BLOUNT INTERNATIONAL, INC.

in 2006 was 29.6%, reflecting benefits derived from an adjustment to the tax rate applied to deferred tax items, partially offset by increases in estimated contingencies.

The components of deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2008 and 2007 are as follows:

	December 31,
(Amounts in thousands)	2008	2007
Deferred tax assets:
Employee benefits and compensation	$38,358	$22,547
Other accrued expenses	6,077	4,282
Net operating loss, capital loss and credit carryforwards	2,854	3,158
Other	437	–
Foreign	1,374	2,138
Gross deferred tax assets	49,100	32,125
Less valuation allowance	(2,348)	(2,318)
Deferred tax assets net of valuation allowance	46,752	29,807
Deferred tax liabilities:
Property, plant and equipment and intangible asset basis differences	(19,580)	(8,603)
Foreign	(2,720)	(533)
Other	–	(819)
Total deferred tax liabilities	(22,300)	(9,955)
Net deferred tax asset	$24,450	$19,852

As of December 31, 2008, the Company had no remaining U.S. NOL carryforwards but had state NOL carryforwards estimated at $23.6 million that expire at various dates from 2011 through 2024. Additionally, the Company has a foreign tax credit carryforward of approximately $1.7 million that expires in 2010. The Company also has state research and other tax credit carryforwards of approximately $0.2 million that expire at various dates from 2009 through 2021.

The Company had recorded valuation allowances of $2.3 million as of December 31, 2008 and 2007, pertaining to certain tax credit and state NOL carryforwards, which are not expected to be realized before they expire.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management's intention is to reinvest these earnings indefinitely. As of December 31, 2008, undistributed earnings of international subsidiaries were approximately $126.5 million. Repatriation of foreign earnings in 2008, 2007 and 2006 pertained to current earnings of one foreign subsidiary.

The periods from 2001 through 2007 remain open for review by the Internal Revenue Service. The U.S. Internal Revenue Service is currently examining our U.S. income tax return for the year ended December 31, 2005. In 2005, the Company entered into a Bilateral Advance Pricing Agreement ("BAPA") negotiation with the Canada Revenue Agency ("CRA") and the Internal Revenue Service. This negotiation, now expected to take an additional six to twelve months to complete, is intended to eliminate taxation of the same profits by both governments. The Company is pursuing the BAPA in order to bring certainty with respect to transfer pricing between the U.S. and Canada. The BAPA agreement will cover the years 2002 through 2011. For this reason, the Company released its reserve for contingency related to this matter in 2004.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007
Balance at beginning of period	$28,024	$27,264
Increases (decreases) for tax positions taken during a prior period	566	(1,890)
Increases for tax positions taken during the current period	–	2,650
Settlements	–	–
Statute of limitations expirations	–	–
Balance at end of period	$28,590	$28,024

Unrecognized tax benefits are included in other assets and other liabilities on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, the Company had recorded $3.2 million and $2.5 million of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company's effective tax rate if recognized is $12.6 million as of December 31, 2008 and $12.0 million as of December 31, 2007. It is reasonably possible that unrecognized tax benefits could change significantly during 2009. The Company estimates that up to $0.7 million of unrecognized tax benefits could reverse during 2009.

NOTE 10: RETIREMENT PLANS

Funded Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2008 and 2007 were as follows:

	Pension Benefits
(Amounts in thousands)	2008	2007
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(184,024)	$(177,699)
Service cost	(3,767)	(3,694)
Interest cost	(10,618)	(10,085)
Actuarial gains (losses)	17,517	(1,764)
Benefits and plan expenses paid	9,329	9,424
Divestitures	–	(206)
Projected benefit obligations at end of year	$(171,563)	$(184,024)

BLOUNT INTERNATIONAL, INC.

	Pension Benefits
(Amounts in thousands)	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$176,849	$148,177
Actual return on plan assets	(47,529)	18,478
Company contributions	3,115	19,618
Benefits and plan expenses paid	(9,329)	(9,424)
Fair value of plan assets at end of year	123,106	176,849
Net funded status at end of year	$(48,457)	$(7,175)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	–	$2,284
Non-current liabilities	$(48,457)	(9,459)
Net liability recognized in Consolidated Balance Sheets	$(48,457)	$(7,175)

The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2008 and 2007 totaled $160.2 million and $163.4 million, respectively.

The projected benefit payments for these plans over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Benefit Payments
2009	$8,012
2010	8,499
2011	9,794
2012	9,658
2013	9,556
2014 – 2018	62,455
Total estimated benefit payments over next ten years	$107,974

The Company expects to contribute approximately $12 million to $14 million to its funded pension plans in 2009.

Domestic Benefit Plans

The Company recorded pension curtailment charges of $0.2 million and $0.3 million, respectively, in discontinued operations in 2007 and 2006, representing the portion of unamortized prior service cost related to the former employees of the discontinued operations.

As of December 31, 2006, the Company implemented a redesign of its U.S. defined benefit pension plan and the associated nonqualified plan. As of January 1, 2007, employees who were participants in the plans on that date ceased accruing benefits and new employees are not eligible to participate. All retirement benefits accrued up to the time of the freeze were preserved. Accordingly, the Company recorded a pension curtailment charge of $3.2 million in 2006 that represented the immediate recognition of the unamortized prior service cost for U.S. employees. The Company also incurred a total of approximately $0.5 million for related fees and costs associated with the changes to its retirement plans.

Unfunded Supplemental Non-Qualified Plans

The Company sponsors various supplemental non-qualified retirement plans covering certain employees and former employees in the U.S. The changes in benefit obligations and funded status of these plans for the years ended December 31, 2008 and 2007 were as follows:

	Unfunded Retirement Plans
(Amounts in thousands)	2008	2007
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(5,314)	$(5,448)
Service cost	–	(67)
Interest cost	(327)	(310)
Actuarial gains (losses)	(290)	47
Benefits and plan expenses paid	483	464
Recognized loss due to special termination benefits	(392)	–
Projected benefit obligations at end of year	(5,840)	(5,314)
Net funded status at end of year	$(5,840)	$(5,314)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(526)	$(450)
Non-current liabilities	(5,314)	(4,864)
Net liability recognized in Consolidated Balance Sheets	$(5,840)	$(5,314)

The Company accounts for its defined benefit pension plans in accordance with FAS No. 87, "Employers' Accounting for Pensions ("FAS No. 87") and FAS No. 158. FAS No. 158 was effective December 31, 2006 and requires the recognition of the funded status of the pension benefit plans in the Company's Consolidated Balance Sheet. The implementation of FAS No. 158 on December 31, 2006 resulted in an $8.5 million charge to accumulated other comprehensive income. The net obligation for the Company's pension plans is included in employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Income

The components of net periodic benefit cost and other comprehensive income and the weighted average

BLOUNT INTERNATIONAL, INC.

assumptions used in accounting for funded and unfunded pension benefits follow:

	Pension Benefits Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$3,767	$3,761	$6,629
Interest cost	10,945	10,395	10,315
Expected return on plan assets	(14,074)	(13,297)	(11,776)
Amortization of actuarial losses	1,103	1,411	2,398
Amortization of prior service cost	(6)	(10)	195
Recognized loss due to special termination benefits	392	–	–
Net curtailment loss, including discontinued operations	–	206	3,570
Total net periodic benefit cost	$2,127	$2,466	$11,331
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$45,158	$(5,909)	$34,613
Prior service cost	6	10	(46)
Total recognized in accumulated other comprehensive loss	$45,164	$(5,899)	$34,567
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	6.1%	5.7%	5.5%
Discount rate used to determine year end benefit obligations	6.1%	6.0%	5.7%
Expected return on plan assets used to determine net periodic benefit cost	8.3%	8.5%	8.9%
Rate of compensation increase	3.5%	3.5%	3.5%

The Company annually evaluates and selects the discount rates to be used for its pension plans. Consideration is given to relevant indices for high quality fixed rate debt securities, as well as comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for the respective plans, as of the measurement date. The expected long-term rate of return on assets was chosen from the range of likely results of compound average annual returns based on the current investment policies. The expected return and volatility for each asset class was based on historical equity, bond and cash returns over a twenty year time horizon, based on repetitive modeling of outcomes using an extended period of historical actual results. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The weighted average target allocation for 2008 was equity securities 56% and debt securities 44%. The weighted average target allocation for 2007 was equity securities 62%, debt securities 37% and other 1%. The weighted average target allocation for 2006 was equity securities 64%, debt securities 35% and other 1%.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2009 are actuarial losses of $4.9 million and prior service costs of $6 thousand.

Defined Contribution Plan

The Company also sponsors a defined contribution 401(k) plan (the "401(k) Plan") covering substantially all U.S. employees and matches a portion of employee contributions. The 401(k) Plan was amended in August, 2006 to provide an additional annual Company contribution, effective January 1, 2007, of 3%, 4% or 5% of base compensation, depending upon the participant's years of service. The new contributions are made whether or not the employee contributes to the plan. Total expense recognized for the 401(k) Plan was $2.7 million in 2006, $4.9 million in 2007 and $5.2 million in 2008.

NOTE 11: OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors various unfunded supplemental retirement and post-retirement medical programs covering many of its current and former employees. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2008 and 2007, were as follows:

	Other Post-Retirement Benefits
(Amounts in thousands)	2008	2007
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(35,976)	$(33,805)
Service cost	(253)	(358)
Interest cost	(2,155)	(2,082)
Participant contributions	(1,992)	(1,295)
Actuarial gains (losses)	(1,464)	(5,019)
Benefits and plan expenses paid	3,769	4,184
Divestitures	–	2,399
Projected benefit obligations at end of year	$(38,071)	$(35,976)

BLOUNT INTERNATIONAL, INC.

	Other Post-Retirement Benefits
(Amounts in thousands)	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	–	$111
Actual return on plan assets	–	1
Company contributions	$1,776	2,776
Participant contributions	1,992	1,295
Benefits and plan expenses paid	(3,768)	(4,183)
Fair value of plan assets at end of year	–	–
Net funded status at end of year	$(38,071)	$(35,976)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,801)	$(2,779)
Non-current liabilities	(35,270)	(33,197)
Net liability recognized in consolidated balance sheets	$(38,071)	$(35,976)

The projected benefit payments for these plans, net of the estimated Medicare Part D subsidy expected to be received by the Company, over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2009	$3,167	$286	$2,881
2010	3,209	309	2,900
2011	3,220	329	2,891
2012	3,202	349	2,853
2013	3,174	361	2,813
2014 – 2018	15,344	1,909	13,435
Total estimated benefit payments over next ten years	$31,316	$3,543	$27,773

The Company expects to meet funding requirements for its unfunded post-retirement medical and other benefit plans on a pay-as-you-go basis during 2009.

The Company accounts for post-retirement medical plans in accordance with FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106") and FAS No. 158. The Company adopted FAS No. 158 effective December 31, 2006. FAS No. 158 requires the recognition of the funded status of other post-retirement benefit plans in the Company's statement of financial position. The implementation of FAS No. 158 on December 31, 2006 resulted in a $3.8 million charge to accumulated other comprehensive loss. The obligation for the other post-retirement benefit plans is reported in employee benefit obligations in the Consolidated Balance Sheets.

Periodic Benefit Costs and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other post-retirement benefits follow:

	Other Post-Retirement Benefits Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$253	$358	$376
Interest cost	2,154	2,082	1,840
Expected return on plan assets	–	–	(16)
Amortization of actuarial losses	831	932	742
Amortization of prior service cost	7	8	9
Curtailment cost	–	3	–
Total net periodic benefit cost	$3,245	$3,383	$2,951
Amount recognized in accumulated other comprehensive loss:
Actuarial losses	$627	$1,675	$10,843
Prior service cost	–	–	18
Total recognized in accumulated other comprehensive loss	$627	$1,675	$10,861
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	6.3%	5.8%	5.5%
Discount rate used to determine year end benefit obligations	5.8%	6.3%	5.8%
Expected return on plan assets	n/a	2.0%	9.0%

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2009 is $1.0 million in actuarial losses.

The Company annually evaluates and selects the discount rates to be used for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 9% in 2006, 8% in 2007, 10% in 2008, 9% in 2009, 8% in 2010, 7% in 2011, 6% in 2012 and 5% thereafter. A 1% change in assumed health care cost trend rates would have had the following effects for 2008:

(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$239	$(198)
Effect on other post-retirement benefit obligations	3,035	(2,555)

BLOUNT INTERNATIONAL, INC.

NOTE 12: COMMITMENTS

The Company leases office space and equipment under operating leases expiring in one to 15 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008, are as follows: 2009: $2.9 million; 2010: $3.1 million; 2011: $2.5 million; 2012: $2.3 million; 2013: $1.5 million; 2014 and beyond: $12.5 million. Rentals charged to costs and expenses for continuing operations under cancelable and non-cancelable lease arrangements were $2.2 million, $2.0 million and $2.5 million in 2008, 2007 and 2006, respectively. As of December 31, 2008 the Company did not have any material capital leases.

Guarantees and other commercial commitments include the following:

(Amounts in thousands)	December 31, 2008
Product warranty	$136
Letters of credit outstanding	4,175
Other financial guarantees (1)	905
Total from continuing operations	$5,216

(1) Includes $0.2 million of guarantees to third party financing companies under financing arrangements pertaining to our discontinued operations, for which the Company remains contingently liable. These guarantees have not had a material adverse effect on the Company's operating results or cash flows in the past, nor does the Company expect to incur any material charges related to these agreements in the future based on past experience.

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See also Notes 8 and 19.

Changes in the warranty reserve were as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Balance at beginning of period	$160	$3,269	$4,888
Warranty reserve related to discontinued operations	–	(2,496)	(976)
Accrued warranty expense	317	1,536	2,778
Payments made (in cash or in-kind)	(341)	(2,149)	(3,421)
Balance at end of period	$136	$160	$3,269

The warranty reserve is included in accrued expenses on the Consolidated Balance Sheets. The warranty reserve related to the discontinued Forestry Division was assumed by Caterpillar in 2007 as part of the sale of the Forestry Division, and the warranty reserve related to the discontinued Lawnmower segment was assumed by Husqvarna Professional Outdoor Products in 2006 as part of the sale of Dixon Industries. See also Note 3.

Other guarantees and claims arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. See also Note 13.

NOTE 13: CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2008 and December 31, 2007, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. During 2007 and 2008, WDOE requested that the participating PLPs conduct further study and prepare a new "scope of work." It is likely that such new scope of

BLOUNT INTERNATIONAL, INC.

work, once proposed by the participating PLPs and approved by WDOE, will result in additional work and costs in the future. The Company may or may not be required to contribute to the cost of this new or any subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. As of December 31, 2008 and 2007, the Company had accrued $0.1 million for the potential costs of any clean-up at the Site. The Company incurred no costs during the years ended December 31, 2008, 2007 and 2006 in connection with the remediation efforts at the Site.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process. The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge as to which of its units, if any, was involved at the site, or the amounts, if any, that were sent there. However, based upon its current knowledge of the site, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a materially adverse effect on its consolidated financial position, operating results or cash flows. The Company has received no further notice or explanation from Region IX of the EPA as of December 31, 2008.

With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that, in 1989, contamination of soil and groundwater by trichloroethylene ("TCE") and other volatile organic compounds ("VOCs") was discovered at Carlton's facility located in Milwaukie, Oregon (the "Carlton Site") in connection with the removal of two underground storage tanks. On November, 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality ("DEQ"), which was amended in 1996, 1997 and 2000, pursuant to which the Company continues to investigate, remediate and monitor the contamination under the supervision of the DEQ. The Company has accrued an amount based upon the current estimated potential remediation costs of the clean-up at the Carlton Site through the year 2028. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. Some of these lawsuits arise out of the Company's duty to indemnify certain purchasers of the Company's discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters and intellectual property rights. In some instances the Company is the plaintiff, and is seeking recovery of damages. In others, the Company is a defendant against whom damages are being sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows. The Company recognized $0.7 million in other income related to legal settlements in 2006.

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

NOTE 14: CAPITAL STOCK AND EARNINGS PER SHARE DATA

The number of shares used in the denominators of the basic and diluted income per share computations was as follows:

Weighted Average Common Shares	Year Ended December 31,
(In thousands)	2008	2007	2006
Shares for basic income per share computation – weighted average common shares outstanding	47,510	47,280	47,145
Dilutive effect of stock options, stock appreciation rights and warrants	620	798	723
Shares for diluted income per share computation	48,130	48,078	47,868
Options and stock appreciation rights excluded from computation as anti-dilutive	2,113	1,676	1,687

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

BLOUNT INTERNATIONAL, INC.

NOTE 15: STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with FAS No. 123(R). FAS No. 123(R) requires all share-based compensation to employees, directors and others who perform services for the Company to be valued at fair value on the date of grant and to be expensed over the applicable service period.

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

The fair value of options and SARs was estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2006, 2007 and 2008 was derived from the "simplified" method described in SAB 110. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company's stock. The expected dividend yield is based on historical information and management estimate. The expense recognized for each stock award is reduced by an estimated forfeiture rate of 5.6%. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the life of the stock awards accounted for under FAS No. 123(R).

The following assumptions were used to estimate fair value of stock options and SARs:

	Year Ended December 31,
	2008	2007		2006
Estimated average lives	6 years	6 years		6 years
Risk-free interest rate	2.7%	4.5%		4.6%
Expected volatility	32.4%	29.1	%-29.5%	26.7%
Weighted average volatility	32.4%	29.3%		26.7%
Dividend yield	0.0%	0.0%		0.0%
Weighted average grant date fair value	$4.37	$4.50		$6.09

A summary of stock option and stock-settled SARs activity for the year December 31, 2008 is presented in the following tables:

	Year Ended December 31, 2008
	Shares (in 000's)	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding options and SARs at beginning of period	3,322	$11.01	–	–
SARs granted	305	11.93	–	–
Options exercised	(136)	4.43	–	–
Options forfeited	(94)	15.40	–	–
SARs forfeited	(53)	14.22	–	–
Outstanding options and SARs at end of period	3,344	11.19	4.8	$5,955
Outstanding options at end of period	2,224	9.71	3.1	5,955
Outstanding SARs at end of period	1,120	14.13	8.0	–
Options exercisable at end of period	2,224	9.71	3.1	5,955
SARs exercisable at end of period	446	15.64	7.4	–

BLOUNT INTERNATIONAL, INC.

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Intrinsic value of options exercised	$1,181	$436	$2,410
Estimated fair value of options and SARs that vested	1,515	2,310	1,357
Share-based compensation cost recognized in income	3,269	3,589	3,253
Total tax benefit related to share-based compensation recognized	1,031	1,168	1,179
Total amount of cash received from options exercised	606	210	993
Tax benefit realized from options exercised	463	114	747
Cash used to settle equity instruments	–	–	–

As of December 31, 2008, the total compensation cost related to awards not yet recognized was $1.9 million. The weighted average period over which this expense is expected to be recognized is one year. The Company's policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, stock options, SARs, restricted stock and restricted stock units ("RSUs") granted by the Company are eligible for continued vesting upon a qualified retirement of the employee. FAS No. 123(R) clarifies that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are eligible for a qualified retirement prior to the completion of the vesting period. The net effect of applying accelerated amortization of expense recognized for those employees who were eligible or became eligible for a qualified retirement within the vesting period was an increase of $0.8 million during the year ended December 31, 2006, an increase of $0.3 million during the year ended December 31, 2007 and an increase of $0.1 million during the year ended December 31, 2008.

Restricted Stock Awards. Under the 2006 equity compensation plan, the Company from time to time issues restricted stock and RSUs. The following activity occurred in the periods indicated.

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Restricted stock shares awarded	54	45	35
RSUs awarded	125	136	–
Total fair value of restricted stock and RSUs awarded	$2,148	$2,138	$318
Total expense recognized for restricted stock and RSUs	$1,789	$1,715	$318

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with FAS No. 123(R). Tax attributes are determined under the tax law ordering method.

NOTE 16: SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility. The Company has one operating and reportable segment: Outdoor Products. The corporate and other category includes centralized administrative functions and a gear components manufacturing business. See also Note 3 regarding the disposition of the primary operating unit making up the Company's former Industrial and Power Equipment segment, and the disposition of the former Lawnmower segment. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment, lawnmower blades and accessories for yard care equipment.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Sales:
Outdoor Products	$565,557	$486,739	$455,009
Corporate and other	31,478	28,796	32,485
Total sales	$597,035	$515,535	$487,494
Operating income (expense):
Outdoor Products	$102,601	$95,932	$97,805
Corporate and other	(15,121)	(15,232)	(17,345)
Total operating income	$87,480	$80,700	$80,460

BLOUNT INTERNATIONAL, INC.

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Depreciation and amortization:
Outdoor Products	$23,617	$16,796	$14,212
Corporate and other	4,946	4,796	4,575
Total depreciation and amortization	$28,563	$21,592	$18,787
Capital expenditures:
Outdoor Products	$24,091	$17,155	$20,630
Corporate and other	1,967	1,362	1,023
Total capital expenditures	$26,058	$18,517	$21,653
Sales by major product line:
Chainsaw components and accessories	$455,485	$381,839	$360,332
Outdoor equipment parts and accessories	82,242	74,276	64,856
All others, less than 10% each	59,308	59,420	62,306
Total sales	$597,035	$515,535	$487,494
Sales by geographic region:
United States	$203,714	$185,793	$192,322
European Union	163,601	160,375	143,838
Brazil	29,792	24,735	20,659
Russian Federation	30,417	18,426	14,403
Canada	16,746	17,526	18,199
All others, less than 5% each	152,765	108,680	98,073
Total sales	$597,035	$515,535	$487,494

The geographic sales information is by country of destination. One customer, Husqvarna AB, accounted for approximately 14% of sales in 2008, 2007 and 2006. While we expect this business relationship to continue, the loss of this customer could significantly affect our operations. No other single customer represented more than 3.5% of sales in any of the preceding three years.

	December 31,
(Amounts in thousands)	2008	2007
Identifiable assets:
Outdoor Products	$354,305	$316,834
Corporate and other	145,280	84,163
Total assets from continuing operations	499,585	400,997
Discontinued operations	99	10,952
Total assets	$499,684	$411,949
Goodwill:
Outdoor Products	$60,906	$43,819
Corporate and other	5,165	5,165
Total goodwill	$66,071	$48,984
Property, plant and equipment, net:
United States	$69,739	$41,673
Canada	19,384	18,240
China	17,351	15,310
Brazil	12,091	11,201
European Union	654	2,970
All others, less than 1% each	530	335
Total property, plant and equipment, net	$119,749	$89,729

Property, plant and equipment is shown net of accumulated depreciation. The European headquarters land and building is classified as assets held for sale on the Consolidated Balance Sheet as of December 31, 2008. Each of our business units purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative

BLOUNT INTERNATIONAL, INC.

sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Interest paid	$23,638	$31,264	$33,044
Income taxes paid, net	13,189	20,753	9,873

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Australia, Brazil, Canada, China, Europe, Japan, Russia and the U.S. The Company sells to customers in these locations and other countries throughout the world. At December 31, 2008, approximately 33% of accounts receivable were from customers within the U.S. One customer accounted for 13.2% and 10.3% at December 31, 2008 and 2007, respectively, of the accounts receivable balance. No other customer accounted for 10% or more of accounts receivable at December 31, 2008 or 2007. Accounts receivable are principally from dealers, distributors, mass merchants, chainsaw manufacturers and other OEMs, and are normally not collateralized.

The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The carrying amount of the revolving credit facility approximates fair value because the interest rate is variable and the maturity period is relatively short. The fair value of the term loans is determined by reference to prices of recent transactions. The fair value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices. The carrying amount of other financial instruments approximates fair value because of the short term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at December 31, 2008 and 2007 are presented below. See also Note 7.

	2008		2007
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$119,770	$107,194	$122,000	$118,950
8 7/8% senior subordinated notes	175,000	$159,478	175,000	$175,438

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company's practice is to use foreign currency and interest rate swap agreements to manage exposure to foreign currency and interest rate changes. The objective is to minimize earnings volatility resulting from conversion and the re-measurement of foreign currency balance sheet positions to U.S. Dollars. Changes in the fair value of non-derivative instruments are reported in current earnings as a component of interest income and were a gain of $0.4 million in 2008 and a loss of $0.1 million in 2007. There were no such instruments used in 2006.

As of December 31, 2008, approximately 67% of the total accounts receivable on the Consolidated Balance Sheet were owed to the Company by foreign customers. If the U.S. Dollar strengthens against foreign currencies, as it did during the latter half of 2008, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, the Company's bad debts expense may increase.

Derivative Financial Instruments and Foreign Currency Hedging. The Company makes regular payments to its wholly-owned subsidiary in Canada, Blount Canada Ltd. ("Blount Canada") for contract manufacturing services performed by Blount Canada on behalf of the Company. The Company is exposed to changes in Canadian Dollar to U.S. Dollar exchange rates from these transactions, which may adversely affect its results of operations and financial position.

Beginning in October, 2008 the Company began managing a portion of Canadian Dollar exchange rate exposures with derivative financial instruments. These derivatives are zero cost collar option combinations consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. Each pair of contracts constituting a collar has the same maturity date in a monthly ladder extending out 12 months. Each month, the Company intends to extend the ladder one more month, on a rolling basis, so that a 12 month rolling hedge is maintained. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into cost of goods sold when the Company settles the hedged payment to Blount Canada. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

BLOUNT INTERNATIONAL, INC.

As of December 31, 2008, the fair value of these open Canadian Dollar contracts was an unrealized pre-tax loss of $1.8 million, included in other comprehensive loss and accrued expenses on the Consolidated Balance Sheets. During 2008, none of these contracts matured and no amounts were recognized in the Consolidated Statements of Income. The Company also did not recognize any amount from these contracts in earnings due to ineffectiveness. As of December 31, 2008, the aggregate notional amount of these Canadian Dollar contracts outstanding was $51.4 million.

As of December 31, 2008 the fair values of derivatives held by the Company are:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative financial assets	$446	$446	–	$446	–
Derivative financial liabilities	(1,837)	(1,837)	–	(1,837)	–

As specified in FAS No. 157, the framework for measuring fair value is based on independent observable inputs of market data and is based on the following hierarchy:

Level 1—Quoted prices in active markets for identical assets and liabilities.

Level 2—Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable.

Level 3—Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

When developing fair value measurements, it is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs. Derivative contracts outstanding at December 31, 2008 were measured at fair value using models or other market-accepted valuation methodologies derived from observable market data. These quoted prices are primarily industry-standard models that consider various inputs including currency rates, market interest rates, time value and volatility factors, as well as other relevant economic measures.

In accordance with SFAS No. 157, the Company includes nonperformance risk in calculating fair value adjustments. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2008.

NOTE 19: CONSOLIDATING FINANCIAL INFORMATION

See Note 8 for a discussion of the Company's guarantor subsidiaries. The following consolidating financial information sets forth condensed Consolidating Statements of Operations, Balance Sheets and of Cash Flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2008
Sales	–	$436,351	$47,470	$342,865	$(229,651)	$597,035
Cost of sales	–	312,961	39,068	282,088	(229,854)	404,263
Gross profit	–	123,390	8,402	60,777	203	192,772
Operating expenses	–	65,387	4,214	35,691	–	105,292
Operating income	–	58,003	4,188	25,086	203	87,480
Other, net	$(16,131)	(9,399)	(1,446)	3,084	–	(23,892)
Income (loss) from continuing operations before income taxes	(16,131)	48,604	2,742	28,170	203	63,588
Provision (benefit) for income taxes	(6,980)	20,725	1,186	9,814	–	24,745
Income (loss) from continuing operations	(9,151)	27,879	1,556	18,356	203	38,843
Loss from discontinued operations	–	(100)	(144)	–	–	(244)
Equity in earnings of affiliated companies	47,750	19,971	–	–	(67,721)	–
Net income	$38,599	$47,750	$1,412	$18,356	$(67,518)	$38,599

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Statement of Operations Information — Continued

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2007
Sales	–	$375,561	$45,258	$327,975	$ (233,259)	$515,535
Cost of sales	–	252,626	37,745	282,272	(232,065)	340,578
Gross profit	–	122,935	7,513	45,703	(1,194)	174,957
Operating expenses	–	57,912	3,947	32,398	–	94,257
Operating income	–	65,023	3,566	13,305	(1,194)	80,700
Other, net	$(23,015)	(10,202)	(729)	1,419	–	(32,527)
Income (loss) from continuing operations before income taxes	(23,015)	54,821	2,837	14,724	(1,194)	48,173
Provision (benefit) for income taxes	(7,634)	21,478	1,267	919	–	16,030
Income (loss) from continuing operations	(15,381)	33,343	1,570	13,805	(1,194)	32,143
Income (loss) from discontinued operations	–	11,477	(70)	(693)	–	10,714
Equity in earnings of affiliated companies	58,238	13,418	–	–	(71,656)	–
Net income	$42,857	$58,238	$1,500	$13,112	$(72,850)	$42,857

For the Year Ended December 31, 2006
Sales	–	$347,982	$49,088	$284,634	$(194,210)	$487,494
Cost of sales	–	245,617	40,478	220,565	(192,845)	313,815
Gross profit	–	102,365	8,610	64,069	(1,365)	173,679
Operating expenses	–	60,400	3,653	29,166	–	93,219
Operating income	–	41,965	4,957	34,903	(1,365)	80,460
Other, net	$(22,818)	(10,703)	(525)	(23)	–	(34,069)
Income (loss) from continuing operations before income taxes	(22,818)	31,262	4,432	34,880	(1,365)	46,391
Provision (benefit) for income taxes	(8,671)	11,880	1,666	8,871	–	13,746
Income (loss) from continuing operations	(14,147)	19,382	2,766	26,009	(1,365)	32,645
Income (loss) from discontinued operations	–	5,829	4,479	(407)	–	9,901
Equity in earnings of affiliated companies	56,693	31,482	–	–	(88,175)	–
Net income	$42,546	$56,693	$7,245	$25,602	$(89,540)	$42,546

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	–	$185	–	$59,158	$(1,068)	$58,275
Accounts receivable, net	–	47,155	$4,367	24,033	–	75,555
Intercompany receivables	–	189,459	77,478	5,022	(271,959)	–
Inventories	–	58,143	5,568	26,736	(145)	90,302
Deferred income taxes	–	4,729	–	763	–	5,492
Other current assets	–	9,461	162	5,317	–	14,940
Total current assets	–	309,132	87,575	121,029	(273,172)	244,564
Investments in affiliated companies	$229,389	256,374	–	–	(485,763)	–
Property, plant and equipment, net	–	58,093	11,646	50,010	–	119,749
Goodwill and other assets	–	111,983	11,883	13,509	(2,004)	135,371
Total Assets	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet Information — Continued

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholders' Equity (Deficit)
Current maturities of long-term debt	–	$31,981	–	–	–	$31,981
Accounts payable	–	16,358	$3,656	$9,918	$(1,068)	28,864
Intercompany payables	$271,959	–	–	–	(271,959)	–
Other current liabilities	–	35,714	3,052	16,967	–	55,733
Total current liabilities	271,959	84,053	6,708	26,885	(273,027)	116,578
Long-term debt, excluding current maturities	–	293,539	–	–	–	293,539
Other liabilities	950	128,601	–	5,540	(2,004)	133,087
Total liabilities	272,909	506,193	6,708	32,425	(275,031)	543,204
Stockholders' equity (deficit)	(43,520)	229,389	104,396	152,123	(485,908)	(43,520)
Total Liabilities and Stockholders' Equity (Deficit)	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684
December 31, 2007
Assets
Cash and cash equivalents	–	$10,512	$121	$46,956	–	$57,589
Accounts receivable, net	–	34,885	4,881	28,052	–	67,818
Intercompany receivables	–	179,631	82,438	4,838	$(266,907)	–
Inventories	–	42,107	6,849	22,664	(1,347)	70,273
Deferred income taxes	–	5,137	–	399	–	5,536
Other current assets	–	8,706	216	7,471	–	16,393
Total current assets	–	280,978	94,505	110,380	(268,254)	217,609
Investments in affiliated companies	$213,950	243,515	–	248	(457,713)	–
Property, plant and equipment, net	–	31,345	10,330	48,054	–	89,729
Goodwill and other assets	–	82,046	11,893	12,559	(1,887)	104,611
Total Assets	$213,950	$637,884	$116,728	$171,241	$(727,854)	$411,949
Liabilities and Stockholders' Equity (Deficit)
Current maturities of long-term debt	–	$1,242	–	–	–	$1,242
Accounts payable	–	15,835	$3,857	$10,107	–	29,799
Intercompany payables	$266,907	–	–	–	$(266,907)	–
Other current liabilities	–	39,264	3,568	15,148	–	57,980
Total current liabilities	266,907	56,341	7,425	25,255	(266,907)	89,021
Long-term debt, excluding current maturities	–	295,758	–	–	–	295,758
Other liabilities	1,189	71,835	–	10,179	(1,887)	81,316
Total liabilities	268,096	423,934	7,425	35,434	(268,794)	466,095
Stockholders' equity (deficit)	(54,146)	213,950	109,303	135,807	(459,060)	(54,146)
Total Liabilities and Stockholders' Equity (Deficit)	$213,950	$637,884	$116,728	$171,241	$(727,854)	$411,949

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
For the Year Ended December 31, 2008
Net cash provided by (used in) operating activities	$6,741	$25,243	$(2,373)	$32,661	$(1,068)	$61,204
Proceeds from sale of assets	–	1,605	16	11	–	1,632
Purchases of property, plant and equipment	–	(13,081)	(2,227)	(10,750)	–	(26,058)
Acquisition of Carlton, net of cash acquired	–	(64,399)	–	–	–	(64,399)
Discontinued operations	–	1,725	–	–	–	1,725
Net cash used in investing activities	–	(74,150)	(2,211)	(10,739)	–	(87,100)
Net borrowings under revolving credit facility	–	30,750	–	–	–	30,750
Repayment of long-term debt	–	(2,230)	–	–	–	(2,230)
Advances from (to) affiliates	(7,810)	10,060	4,463	(6,713)	–	–
Other	1,069	–	–	–	–	1,069
Net cash provided by (used in) financing activities	(6,741)	38,580	4,463	(6,713)	–	29,589
Effect of exchange rate changes	–	–	–	(3,007)	–	(3,007)
Net increase (decrease) in cash and cash equivalents	–	(10,327)	(121)	12,202	(1,068)	686
Cash and cash equivalents at beginning of period	–	10,512	121	46,956	–	57,589
Cash and cash equivalents at end of period	$–	$185	$–	$59,158	$(1,068)	$58,275
For the Year Ended December 31, 2007
Net cash provided by (used in) operating activities	$6,875	$(3,145)	$(1,765)	$25,361	$1,852	$29,178
Proceeds from sale of property, plant & equipment	–	411	1,623	275	–	2,309
Purchases of property, plant and equipment	–	(10,717)	(1,496)	(6,304)	–	(18,517)
Discontinued operations	–	69,071	–	–	–	69,071
Net cash provided by (used in) investing activities	–	58,765	127	(6,029)	–	52,863
Net borrowings under revolving credit facility	–	(27,000)	–	–	–	(27,000)
Repayment of long-term debt	–	(26,875)	–	–	–	(26,875)
Advances from (to) affiliates	(7,199)	9,467	1,669	(3,937)	–	–
Other	324	(700)	–	–	–	(376)
Net cash provided by (used in) financing activities	(6,875)	(45,108)	1,669	(3,937)	–	(54,251)
Effect of exchange rate changes	–	–	–	2,163	–	2,163
Net increase in cash and cash equivalents	–	10,512	31	17,558	1,852	29,953
Cash and cash equivalents at beginning of period	–	–	90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$–	$10,512	$121	$46,956	$–	$57,589
For the Year Ended December 31, 2006
Net cash provided by (used in) operating activities	$6,997	$31,265	$(5,512)	$26,880	$(1,015)	$58,615
Proceeds from sale of property, plant & equipment	–	41	1	1,202	–	1,244
Purchases of property, plant and equipment	–	(11,229)	(1,104)	(9,320)	–	(21,653)
Discontinued operations	–	(919)	32,322	(503)	–	30,900
Net cash provided by (used in) investing activities	–	(12,107)	31,219	(8,621)	–	10,491
Net borrowings under revolving credit facility	–	27,000	–	–	–	27,000
Repayment of long-term debt	–	(79,195)	–	(4,653)	–	(83,848)
Advances from (to) affiliates	(8,737)	33,694	(25,617)	660	–	–
Other	1,740	(700)	–	–	–	1,040
Net cash used in financing activities	(6,997)	(19,201)	(25,617)	(3,993)	–	(55,808)
Effect of exchange rate changes	–	–	–	1,401	–	1,401
Net increase (decrease) in cash and cash equivalents	–	(43)	90	15,667	(1,015)	14,699
Cash and cash equivalents at beginning of period	–	43	–	13,731	(837)	12,937
Cash and cash equivalents at end of period	$–	$–	$90	$29,398	$(1,852)	$27,636

BLOUNT INTERNATIONAL, INC.

NOTE 20: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS No. 157. FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U. S., and expands disclosures about fair value measurements. The Company adopted FAS No. 157 for financial assets and liabilities on January 1, 2008, with no immediate effect on the consolidated financial statements. As permitted by FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP No. 157-1"). The Company also adopted FSP No. 157-1 on January 1, 2008, with no immediate effect on the consolidated financial statements. In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP No. 157-3"). The Company adopted FSP No. 157-3 on October 1, 2008, with no immediate effect on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159. FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted subsequent to that date. Therefore, FAS No. 159 has had no effect on the Company's consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R). FAS No. 141(R) replaces FAS No. 141. The provisions of FAS No. 141(R) are effective for the Company beginning January 1, 2009. The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of any business combinations completed after the effective date. In addition, certain transaction-related expenses that would have been capitalized as part of a transaction under FAS No. 141, will be expensed as incurred under FAS No. 141(R) beginning January 1, 2009.

In December 2007, the FASB issued FAS No. 160. FAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FAS No. 160 are effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of FAS No. 160 is not anticipated to have a material impact on the financial position and results of operations of the Company.

In March 2008, the FASB issued FAS No. 161. FAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. The provisions of FAS No. 161 are effective for the Company on January 1, 2009, and will result in expanded disclosures about the Company's derivative instruments and hedging activities.

In April 2008, the FASB issued FSP No. 142-3. This FASB Staff Position amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS 142, "Goodwill and Other Intangible Assets". The provisions of FSP No. 142-3 are effective for the Company on January 1, 2009 and earlier adoption is prohibited. The impact of adopting FSP No. 142-3 will depend on the nature, terms and size of any business combinations completed after the effective date.

In December 2008 the FASB issued FSP No. 132(R)-1. This FASB Staff Position amends FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The provisions of FSP No. 132(R)-1 will be effective for us in our 2009 Form 10-K, and will result in expanded disclosures in our financial statements.

NOTE 21: PLANNED CLOSURE OF FACILITY AND OTHER RESTRUCTURING ACTIONS

In January 2009, the Company announced its intent to close its manufacturing facility in Milan, Tennessee, during the second quarter of 2009. Products currently manufactured in that facility will be produced in the Company's other manufacturing facilities after the closure. The Company also took actions in early 2009 to reduce the number of employees at certain of its other locations. The Company expects to record charges of between $6.0 million and $7.0 million during the first quarter of 2009 for the costs of the Milan closure and move, including asset disposal and impairment charges, as well as employee severance benefits related to Milan and other locations. The closure and move related to the Milan facility is expected to be completed during the second quarter of 2009.

BLOUNT INTERNATIONAL, INC.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2008 and 2007. Consistent with the reclassifications on our Consolidated Statements of Cash Flows discussed in Note 1 to the Consolidated Financial Statements, presented below is the effect of exchange rate changes on cash flows for each of the quarters in 2007 and 2008.

2008 results were as follows:

(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2008
Sales	$133,207	$155,052	$175,006	$133,770	$597,035
Gross profit	42,478	49,322	56,536	44,436	192,772
Net income	6,836	10,096	14,750	6,917	38,599
Net income per share:
Basic	$0.14	$0.21	$0.31	$0.15	$0.81
Diluted	0.14	0.21	0.31	0.14	0.80
Net cash provided by (used in) operating activities	$(11,939)	$25,212	$26,436	$21,495	$61,204
Effect of exchange rate changes on cash	1,086	150	(2,088)	(2,155)	(3,007)

Net income in the fourth quarter of 2008 reflects the year-to-date impact of $1.1 million, after tax, from a change in the effective tax rate compared to the effective tax rate recognized through the third quarter of 2008. In addition, the Company acquired Carlton on May 2, 2008. Accordingly, Carlton's operating results are included in the above results for the second, third and fourth quarters. Pretax purchase accounting effects from the acquisition of Carlton were $1.9 million in the second quarter, $0.9 million in the third quarter and $0.7 million in the fourth quarter.

2007 results were as follows:

(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2007
Sales	$118,316	$135,580	$129,853	$131,786	$515,535
Gross profit	40,055	46,276	43,926	44,700	174,957
Net income	4,666	11,182	9,443	17,566	42,857
Net income per share:
Basic	$0.10	$0.24	$0.20	$0.37	$0.91
Diluted	0.10	0.23	0.20	0.37	0.89
Net cash provided by (used in) operating activities	$(12,725)	$19,507	$5,961	$16,435	$29,178
Effect of exchange rate changes on cash	171	269	976	747	2,163

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

BLOUNT INTERNATIONAL, INC.

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

None.

BLOUNT INTERNATIONAL, INC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the "Election of Directors", "Executive Officers", "Audit Committee Disclosure" and "Filing Disclosure" sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the "Executive Compensation", "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Employment Contracts" sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the "Principal Stockholders" and "Equity Compensation Plan Information" sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of our Proxy Statement for the 2009 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the "Ratify the Appointment of Independent Auditors" section of our Proxy Statement for the 2009 Annual Meeting of Stockholders, which section is incorporated herein by reference.

BLOUNT INTERNATIONAL, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference

(A)  Certain documents filed as part of Form 10-K

(1)  Financial Statements and Supplementary Data

(2)  Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	68

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

  *10(b)  Written description of the Blount International, Inc. 2006 Executive Management Annual Incentive Plan, effective as of January 1, 2006, filed as Exhibit A to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549).

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

  *10(e)  Blount, Inc. Benefits Protection Trust Agreement and Amendment To Add Assumption of Blount, Inc. Benefits Protection Trust which were filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

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

  *10(i)  Employee Stockholder Agreement dated as of August 19, 1999, among Blount International, Inc., Lehman Brothers Merchant Banking Partners II L.P. and Certain Employee Stockholders.

  *10(j)  Amended and Restated Employment Agreement of James S. Osterman dated October 17, 2007, filed as Exhibit 10.1 to Form 8-K dated October 17, 2007.

  *10(k)  Amendment No. 1, dated November 10, 2008, to the Amended and Restated Employment Agreement of James S. Osterman, filed as Exhibit 10.1 to Form 8-K dated November 10, 2008.

  *10(l)  Amended and Restated Employment Agreement with Richard H. Irving, III, as Senior Vice President, General Counsel and Secretary of Blount dated July 14, 2008, filed as Exhibit 10.1 to Form 10-Q dated August 8, 2008.

  *10(m)  Amended and Restated Employment Agreement between Blount International, Inc. and Calvin E. Jenness dated March 1, 2004 filed as Exhibit 10(u) to Form 10-K dated March 7, 2005.

  *10(n)  Employment Agreement between Blount, Inc. and Kenneth O. Saito dated June 1, 1999.

  *10(o)  Amendment to Employment Agreement between Blount Inc. and Kenneth O. Saito dated August 16, 2002.

  **10(p)  Employment Agreement between Blount, Inc. and Russell L. German dated April 30, 2008.

  **10(q)  Employment Agreement between Blount, Inc. and James Lee VanderZanden dated October 1, 2002.

  **10(r)  Employment Agreement between Blount, Inc. and Cyrille Benoit Michel dated June 1, 1999.

  *10(s)  Stock Purchase Agreement among Blount International, Inc., Blount, Inc., Carlton Holdings, Inc., The Shareholders of Carlton Holdings, Inc. and Jerry A. Parsons and Richard L. Hawkins, as the Shareholders' Representative dated as of May 2, 2008, filed as Exhibit 2.1 to Form 10-Q for the quarterly period ended March 31, 2008.

  *10(t)  Asset Purchase Agreement by and among Caterpillar Forest Products Inc., Caterpillar Inc. and the Caterpillar Subsidiaries set forth therein and Blount, Inc., Blount International, Inc. and the Blount Subsidiaries set forth therein dated November 5, 2007, filed as Exhibit 10(q) to Form 10-K dated March 13, 2008.

  *14  Code of Ethics for Covered Officers as approved by Audit Committee on February 2, 2004.

  21  A list of the significant subsidiaries of Blount International, Inc. included herein on page 69.

  23  Consent of Independent Registered Public Accounting Firm included herein on page 69.

  31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by James O. Osterman, Chief Executive Officer included herein on page 70.

  31.2  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness Chief Financial Officer included herein on page 71.

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

BLOUNT INTERNATIONAL, INC.

Dated: March 10, 2009

By: /s/ Calvin E. Jenness Calvin E. Jenness Senior Vice President and Chief Financial Officer	/s/ Mark V. Allred Mark V. Allred Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 10, 2009

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

Robert D. Kennedy

BLOUNT INTERNATIONAL, INC.

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Blount International, Inc. and Subsidiaries

(Dollar amounts in millions)
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions and Dispositions	(Deductions) and Recoveries	Balance at End of Period
Year Ended December 31, 2008:
Allowance for doubtful accounts receivable	$2,181	$685	$1,590	$ (656)	$3,800
Valuation allowance for deferred tax assets	2,318	30	–	–	2,348
Year Ended December 31, 2007:
Allowance for doubtful accounts receivable	2,545	(428)	(163)	227	2,181
Valuation allowance for deferred tax assets	2,667	(349)	–	–	2,318
Year Ended December 31, 2006:
Allowance for doubtful accounts receivable	2,239	245	(44)	105	2,545
Valuation allowance for deferred tax assets	2,907	(240)	–	–	2,667

BLOUNT INTERNATIONAL, INC.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

At December 31, 2008, consolidated, directly or indirectly, wholly-owned Significant Subsidiaries of Blount International, Inc. were deemed as follows:

NAME OF SUBSIDIARY	PLACE OF INCORPORATION
Blount, Inc.	Delaware
Blount Canada Ltd.	Canada
Blount Europe, S.A.	Belgium
Blount Holdings Ltd.	Canada
Blount Industrial Ltda	Brazil
Blount Industries Company Ltd.	China

The names of certain subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a "Significant Subsidiary" as of December 31, 2008.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-132024) and Form S-8 (No. 333-149584) of Blount International, Inc. of our report dated March 10, 2009 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Portland, Oregon
March 10, 2009

BLOUNT INTERNATIONAL, INC.

EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James S. Osterman, certify that:

  1.  I have reviewed this annual report on Form 10-K for the period ended December 31, 2008 of Blount International, Inc.;

  2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 10, 2009

/s/ James S. Osterman

James S. Osterman Chairman and Chief Executive Officer

BLOUNT INTERNATIONAL, INC.

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Calvin E. Jenness, certify that:

  1.  I have reviewed this annual report on Form 10-K for the period ended December 31, 2008 of Blount International, Inc.;

  2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 10, 2009

/s/ Calvin E. Jenness

Calvin E. Jenness Senior Vice President and Chief Financial Officer

BLOUNT INTERNATIONAL, INC.

The graph below matches Blount International, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index, and two customized peer groups of companies that includes the old peer group of eight companies, which are: Actuant Corp., Kaydon Corp., Kennametal Inc, Lincoln Electric Holdings Inc, Regal Beloit Corp., Snap-On Inc, Terex Corp. and The Toro Company; and another new peer group of eight companies which are Briggs & Stratton Corp., Husqvarna AB, Illinois Tool Works Inc, Kennametal Inc, Snap-On Inc, Stanley Works, The Black & Decker Corp. and The Toro Company. The graph assumes that the value of the investment in our common stock, in each of the peer groups, and the index (including reinvestment of dividends) was $100 on 12/31/2003 and tracks it through 12/31/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Blount International, Inc., The NYSE Composite Index,
An Old Peer Group and a New Peer Group

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Blount International, Inc.	100.00	221.35	202.41	171.03	156.42	120.46
NYSE Composite	100.00	114.97	125.73	151.46	164.89	100.16
Old Peer Group	100.00	139.87	157.44	224.63	252.53	142.02
New Peer Group	100.00	123.22	121.56	127.32	140.64	93.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

BLOUNT INTERNATIONAL, INC.