Form 10-Q
period 2009-03-31
BLOUNT INTERNATIONAL INC
filed 2009-05-07
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
OR
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	63 0780521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4909 SE International Way, Portland, Oregon	97222-4679
(Address of principal executive offices)	(Zip Code)

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

Yes ☐           No ☒

The number of shares outstanding of $0.01 par value common stock as of April 30, 2009 was 47,680,324 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Index

Index

PART I           FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries
	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2009	2008

Sales	$116,524	$133,207
Cost of sales	78,734	90,729
Gross profit	37,790	42,478
Selling, general and administrative expenses	25,171	24,856
Plant closure and severance costs	5,039	953
Operating income	7,580	16,669
Interest income	104	342
Interest expense	(5,933)	(6,812)
Other income (expense), net	(13)	87
Income from continuing operations before income taxes	1,738	10,286
Provision for income taxes	781	3,397
Income from continuing operations	957	6,889
Discontinued operations:
Loss before taxes	-	(85)
Income tax benefit	-	(32)
Loss from discontinued operations	-	(53)
Net income	$957	$6,836

Basic income per share:
Continuing operations	$0.02	$0.14
Discontinued operations	-	-
Net income	$0.02	$0.14

Diluted income per share:
Continuing operations	$0.02	$0.14
Discontinued operations	-	-
Net income	$0.02	$0.14

Weighted average shares used in per share calculations:
Basic	47,739	47,303
Diluted	48,180	48,096

The accompanying notes are an integral part of these consolidated financial statements.

Index

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$59,404	$58,275
Accounts receivable, net of allowance for doubtful accounts of $3,895 and $3,800 respectively	68,283	75,555
Inventories, net	95,136	90,302
Deferred income taxes	7,434	5,492
Other current assets	14,550	14,940
Total current assets	244,807	244,564
Property, plant and equipment, net	116,857	119,749
Deferred financing costs	5,675	6,679
Deferred income taxes	24,803	21,679
Intangible assets	13,491	13,864
Assets held for sale	2,324	1,429
Goodwill	66,071	66,071
Other assets	25,638	25,649
Total Assets	$499,666	$499,684

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,231	$31,981
Accounts payable	21,669	28,864
Accrued expenses	46,423	55,235
Deferred income taxes	452	498
Total current liabilities	69,775	116,578
Long-term debt, excluding current maturities	338,731	293,539
Deferred income taxes	2,175	2,223
Employee benefit obligations	96,236	93,898
Other liabilities	36,630	36,966
Total liabilities	543,547	543,204
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,680,324 and 47,614,236 outstanding, respectively	477	476
Capital in excess of par value of stock	580,273	579,930
Accumulated deficit	(578,591)	(579,548)
Accumulated other comprehensive loss	(46,040)	(44,378)
Total stockholders’ deficit	(43,881)	(43,520)
Total Liabilities and Stockholders’ Deficit	$499,666	$499,684

The accompanying notes are an integral part of these consolidated financial statements.

Index

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Income from continuing operations	$957	$6,889
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation of property, plant and equipment	4,862	4,964
Amortization	1,377	1,005
Stock compensation and other non-cash charges	1,463	697
Asset impairment charges	1,978	-
Excess tax (benefit) expense from share-based compensation	97	(76)
Deferred income tax (benefit) expense	(674)	15
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,282	(8,664)
(Increase) decrease in inventories	(4,833)	(5,097)
(Increase) decrease in other assets	413	757
Increase (decrease) in accounts payable	(7,151)	(3,341)
Increase (decrease) in accrued expenses	(12,850)	(9,675)
Increase (decrease) in other liabilities	338	1,494
Discontinued operations	(470)	(907)
Net cash used in operating activities	(7,211)	(11,939)

Cash flows from investing activities:
Purchases of property, plant and equipment, net of proceeds from sales	(4,923)	(5,886)
Discontinued operations	-	1,725
Net cash used in investing activities	(4,923)	(4,161)

Cash flows from financing activities:
Net borrowings under revolving credit facility	14,750	-
Repayment of term loan principal	(308)	(310)
Excess tax benefit (expense) from share-based compensation	(97)	76
Proceeds from exercise of stock options	91	114
Net cash provided by (used in) financing activities	14,436	(120)

Effect of exchange rate changes	(1,173)	1,086

Net increase (decrease) in cash and cash equivalents	1,129	(15,134)
Cash and cash equivalents at beginning of period	58,275	57,589
Cash and cash equivalents at end of period	$59,404	$42,455

The accompanying notes are an integral part of these consolidated financial statements.

Index

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2008	47,614	$476	$579,930	$(579,548)	$(44,378)	$(43,520)

Net income				957		957
Other comprehensive loss:
Foreign currency translation adjustment					(1,386)	(1,386)
Unrealized losses					(276)	(276)
Comprehensive loss, net						(705)
Stock options, stock appreciation rights and restricted stock	66	1	(7)			(6)
Stock compensation expense			350			350
Balance March 31, 2009	47,680	$477	$580,273	$(578,591)	$(46,040)	$(43,881)

Other comprehensive loss was $1.7 million for the three months ended March 31, 2009. Other comprehensive income was $1.5 million for the three months ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

Index

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        BASIS OF PRESENTATION

Basis of Presentation. The unaudited consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries (“Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) for the periods presented.

The accompanying financial data as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We base our estimates on various assumptions that are believed to be reasonable under the circumstances. Management is continually evaluating and updating these estimates and it is reasonably possible that these estimates will change in the near term.

Reclassifications. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported net income or net stockholders' deficit.

NOTE 2:        ACQUISITION OF CARLTON HOLDINGS, INC.

On May 2, 2008, we acquired all of the outstanding stock of Carlton Holdings, Inc. and its subsidiaries (“Carlton”), a manufacturer of cutting chain for chainsaws located near Portland, Oregon. The Company paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and also assumed liabilities totaling $21.3 million. Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition. The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under our revolving credit facility. The operating results of Carlton are included in the consolidated financial statements from May 2, 2008 forward. We accounted for the acquisition in accordance with Financial Accounting Standards (“FAS”) No. 141, “Business Combinations” (“FAS No. 141”). Accordingly, Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.

The following unaudited pro forma results present the estimated effect as if the acquisition had occurred on the first day of the period presented. The unaudited pro forma results include the historical results of Carlton, pro forma purchase accounting effects, the pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects. In addition to the pro forma amortization of tangible and intangible asset adjustments to fair value, the unaudited pro forma results for the period presented include a charge of $1.7 million to expense the adjustment of inventory to estimated fair value.

Index

	Three Months Ended March 31, 2008
(Amounts in thousands)	As Reported	Pro Forma
Sales	$133,207	$147,940
Net income	6,836	5,606
Basic income per share	$0.14	$0.12
Diluted income per share	$0.14	$0.12

NOTE 3:        DISCONTINUED OPERATIONS

Discontinued Forestry Division. On November 5, 2007, we sold our Forestry Division, which constituted the majority of our Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million. Under the terms of the related asset purchase agreement, $8.8 million of the gross proceeds was initially held in escrow for up to three years from the transaction date. We recognized a pretax gain of $26.0 million, net of related transaction expenses, on the sale in 2007. The Forestry Division is reported as discontinued operations for all periods presented.

Discontinued operations are summarized as follows:

	Three months ended March 31,
(Amounts in thousands)	2009	2008
Sales	$-	$-
Operating loss before taxes from discontinued operations	-	(85)
Income tax benefit	-	(32)
Loss from discontinued operations	$-	$(53)

NOTE 4:        PLANT CLOSURE AND SEVERANCE COSTS

In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee, during the second quarter of 2009. Products previously manufactured in that facility will be produced in our other manufacturing facilities after the closure. During the first quarter of 2009, we recognized a total of $3.3 million in charges related to this plant closure, consisting of $2.0 million in asset impairment charges, $1.1 million in employee severance and benefit costs and $0.2 million in other expenses. Of these charges, $0.2 million are recognized in cost of goods sold on the Consolidated Statements of Income. The land and building are currently being marketed for sale, and are included in assets held for sale on the Consolidated Balance Sheets.

We also took actions in early 2009 to reduce the number of employees at certain of our other locations. We recognized $1.9 million in severance charges related to this reduction in force during the first quarter of 2009. Since December 31, 2008, we have reduced our number of employees by approximately 400 positions, or 11% of our total workforce. Completion of the Milan plant closure in the second quarter of 2009 will eliminate approximately 80 additional positions. We recognized severance charges of $1.0 million during the first quarter of 2008 for similar actions involving a fewer number of employees.

Index

NOTE 5:        INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2009	2008
Raw materials and supplies	$13,676	$14,260
Work in progress	15,744	14,169
Finished goods	65,716	61,873
Total inventories, net	$95,136	$90,302

NOTE 6:        LONG-TERM DEBT

Long-term debt consisted of the following:
	March 31,	December 31,
(Amounts in thousands)	2009	2008
Revolving credit facility	$45,500	$30,750
Term loans	119,462	119,770
8 7/8% senior subordinated notes	175,000	175,000
Total debt	339,962	325,520
Less current maturities	(1,231)	(31,981)
Long-term debt	$338,731	$293,539

The weighted average interest rate on outstanding debt as of March 31, 2009 was 5.69%.

8 7/8% Senior Subordinated Notes. The Company has one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012. These notes are subject to redemption at any time after August 1, 2008 at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter. These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes. See also Note 16.

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation (“GECC”) as Agent on May 15, 2003. The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments. The senior credit facilities consist of a revolving credit facility and a term loan facility.

As of March 31, 2009, the revolving credit facility provided for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2009, the Company had the ability to borrow an additional $100.4 million under the terms of the revolving credit agreement. The revolving credit facility bore interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and was scheduled to mature on August 9, 2009.

Index

April 2009 Amendment to Revolving Credit Facility. On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

●	The maturity date was extended to August 9, 2010;
●	We reduced total availability under the revolver from $150.0 million to $90.0 million;
●	The interest rate was increased to the LIBOR rate plus 5.0%, or U.S. prime interest rate plus 3.25%, with a minimum rate of 7.5%, on all outstanding principal; and
●	The commitment fee on unused borrowing capacity was increased to 1.0%.

We paid fees and expenses of $1.9 million to amend the revolving credit facility. The revolving credit facility principal balance outstanding is classified as long-term on the March 31, 2009 consolidated balance sheet because the new maturity date is more than 12 months from the balance sheet date. There were no changes to financial covenants, nor did this amendment affect the term loan facility.

Under the reduced borrowing capacity from the April Amendment, and considering additional borrowings we made in April 2009, including $11.1 million borrowed to make a pre-payment on the term loan principal, as of April 30, 2009, the Company had the ability to borrow an additional $31.5 million under the terms of the agreement. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date of August 9, 2010.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants relating, among other categories, to investments, acquisitions, loans and advances, indebtedness, and the sale of stock or assets. The Company was in compliance with all debt covenants as of March 31, 2009.

The amended and restated senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company's annual generation of excess cash flow, as determined under the credit agreement.

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

The revolving credit facility and the term loan facility mature on August 9, 2010. Before these facilities mature, we will need to obtain replacement financing. Our liquidity, capital structure and credit profile have changed significantly during the terms of these agreements. In the current global financial markets, credit facilities are generally more difficult to obtain and terms are generally less favorable to borrowers than in comparable market conditions existing at the time these facilities were established. We are continuing our discussions with various financial institutions regarding the potential replacement of our credit facilities prior to the August 2010 maturity date. However, given the conditions in global credit markets, any replacement financing will likely be more expensive and may contain more restrictive terms than our existing credit facilities.

Index

NOTE 7:        PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its employees in the U.S., Canada and Belgium. The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees. The U.S. defined benefit pension plan and the associated nonqualified plan are frozen. Employees who currently participate in these U.S. plans no longer accrue benefits and new employees are not eligible to participate. All retirement benefits accrued up to the time of the freeze were preserved. The components of net periodic benefit cost for these plans, including amounts recognized both in continuing and discontinued operations are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2009	2008	2009	2008
Service cost	$548	$996	$71	$72
Interest cost	2,638	2,740	522	539
Expected return on plan assets	(2,448)	(3,565)	-	-
Amortization of prior service cost	(2)	(2)	-	2
Amortization of net actuarial losses	1,239	255	248	222
Total net periodic benefit cost	$1,975	$424	$841	$835

The Company expects to contribute a total of approximately $12 million to $14 million to its funded pension plans during 2009.

The Company also sponsors a defined contribution 401(k) plan covering most employees in the U.S.

NOTE 8:        COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:
March 31,
(Amounts in thousands)	2009
Letters of credit outstanding	$4,117
Other financial guarantees	1,117
Total financial guarantees and commitments	$5,234

NOTE 9:        CONTINGENT LIABILITIES

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters and intellectual property rights. In some instances the Company is the plaintiff, and is seeking recovery of damages. In others, the Company is a defendant against whom damages are being sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

Index

NOTE 10:      EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
(Shares in thousands)	2009	2008
Shares for basic per share computation – weighted average common shares outstanding	47,739	47,303
Dilutive effect of common stock equivalents	441	793
Shares for diluted per share computation	48,180	48,096
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	2,216	2,101
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	190	328

The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 11:      STOCK-BASED COMPENSATION

The Company did not make any stock-based compensation awards during the three months ended March 31, 2009, but did make the following awards during the three months ended March 31, 2008:

(Amounts in thousands)	2008
Stock appreciation rights granted	305
Shares of restricted stock granted	54
RSUs	118

Aggregate fair value of SARs granted	$1,259
Aggregate fair value of restricted stock and RSUs granted	$2,052
Effect of accelerated expense recognition due to grantee retirement-eligible status	$1,114

Under terms of the Company’s stock compensation plans, employee grantees that are retirement eligible receive continued vesting after retirement. In such circumstances, stock-based compensation expense is recognized on an accelerated basis. The effect of such accelerated expense recognition for 2009 is to reduce the expense by $0.3 million that otherwise would have been recognized in 2009 on stock compensation grants made in earlier years because the expense was already recognized on an accelerated basis in those earlier years.

The following assumptions were used to estimate the fair value of SARs in the three months ended March 31, 2008:

2008
Estimated average life	6 years
Risk-free interest rate	2.7%
Expected volatility	32.4%
Weighted average volatility	32.4%
Dividend yield	0.0%
Weighted average grant date fair value	$4.37

Index

As of March 31, 2009, the total unrecognized stock-based compensation expense related to previously granted awards was $1.6 million. The weighted average period over which this expense is expected to be recognized is one year. The Company’s policy upon the exercise of options, restricted stock awards, RSUs or SARs has been to issue new shares into the market place.

NOTE 12:      SEGMENT INFORMATION

The Company identifies operating segments primarily based on management responsibility and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). The Company has one operating and reportable segment: Outdoor Products. The other category includes centralized administrative functions, a gear components manufacturing business, and plant closure and other severance costs that were not allocated to the Outdoor Products segment. See also Note 2 regarding the disposition of the primary operating unit making up the Company’s former Industrial and Power Equipment segment. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment, lawnmower blades and accessories for yard care equipment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three months ended March 31,
(Amounts in thousands)	2009	2008
Sales:
Outdoor Products	$111,419	$126,227
Other	5,105	6,980
Total sales	$116,524	$133,207

Operating income:
Outdoor Products	$16,490	$22,051
Other	(8,910)	(5,382)
Operating income	$7,580	$16,669

NOTE 13:      SUPPLEMENTAL CASH FLOWS INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Interest paid	$8,810	$9,752
Income taxes paid, net	3,684	2,835

NOTE 14:      FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Australia, Brazil, Canada, China, Europe, Japan, Russia and the U.S. The Company sells to customers in these locations and other countries throughout the world. At March 31, 2009, approximately 73% of accounts receivable were from customers outside the U.S. If the U.S. Dollar strengthens against foreign currencies, as it did during the latter half of 2008, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, the Company’s bad debt expense may increase. Accounts receivable are principally from distributors, dealers, mass merchants, chainsaw manufacturers and other OEMs, and are normally not collateralized.

The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The carrying amount of the revolving credit facility approximates fair value because the interest rate is variable and the maturity period is relatively short. The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans. The fair value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices. The carrying amount of other financial instruments approximates fair value because of the short term maturity periods and variable interest rates associated with the instruments.

Index

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at March 31, 2009 and December 31, 2008 are presented below. See also Note 6.

	March 31, 2009		December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$119,462	$111,100	$119,770	$107,194
8 7/8% senior subordinated notes	175,000	168,219	175,000	159,478

Derivative Financial Instruments and Foreign Currency Hedging. The Company makes regular payments to its wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”) for contract manufacturing services performed by Blount Canada for conversion of raw materials into finished goods. We are exposed to changes in Canadian Dollar to U.S. Dollar exchange rates from these transactions since most conversion costs are incurred in Canadian Dollars. Changes in the Canadian Dollar to U.S. Dollar exchange rates may adversely affect our results of operations and financial position.

Beginning in October, 2008, we have managed a portion of Canadian Dollar exchange rate exposures with derivative financial instruments. These derivatives are zero cost collar option combinations consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars.

As of March 31, 2009, the fair value of these open Canadian Dollar contracts was an unrealized pre-tax loss of $2.3 million, included in other comprehensive loss and accrued expenses on the Consolidated Balance Sheets. During the three months ended March 31, 2009, a loss of $0.8 million was recognized in cost of goods sold on the Consolidated Statement of Income for the maturity of such contracts. During 2008, none of these contracts matured and no amounts were recognized in the Consolidated Statements of Income. To date, the Company has not recognized any amount from these contracts in earnings due to their ineffectiveness. As of March 31, 2009, the aggregate notional amount of these Canadian Dollar contracts outstanding was $61.5 million.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements. As of March 31, 2009, the fair value of these open interest rate swaps was an unrealized pre-tax loss of $0.3 million. The change in fair value of these instruments is recognized in interest income on the consolidated statements of income. The consolidated statements of income include expense of $0.3 million in the three months ended March 31, 2009 and $37 thousand in the three months ended March 31, 2008 related to these interest rate swap contracts.

As of December 31, 2008, the fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Interest rate swaps; included in current assets on the Consolidated Balance Sheets	$446	$446	-	$446	-
Foreign currency zero cost collar forward contracts; included in current liabilities on the Consolidated Balance Sheets	(1,837)	(1,837)	-	(1,837)	-

Index

As of March 31, 2009, the fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Liabilities on Balance Sheet	Liabilities Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Interest rate swaps; included in current liabilities on the Consolidated Balance Sheets	$(283)	$(283)	-	$(283)	-
Foreign currency zero cost collar forward contracts; included in current liabilities on the Consolidated Balance Sheets	(2,277)	(2,277)	-	(2,277)	-

As specified in FAS No. 157, "Fair Value Measurements" ("FAS No. 157"), the framework for measuring fair value is based on independent observable inputs of market data and is based on the following hierarchy:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable.

Level 3 – Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

NOTE 15:      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) replaces FAS No. 141. The provisions of FAS No. 141(R) were effective for us on January 1, 2009. The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of any business combinations completed after the effective date. In addition, certain transaction-related expenses that would have been capitalized as part of a transaction under FAS No. 141 are expensed as incurred under FAS No. 141(R) beginning January 1, 2009.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”). FAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FAS No. 160 were effective for us on January 1, 2009. The adoption of FAS No. 160 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The provisions of FAS No. 161 were effective for us on January 1, 2009, and have resulted in expanded disclosures about our derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets”. The provisions of FSP No. 142-3 were effective for us on January 1, 2009. The impact of adopting FSP No. 142-3 depends on the nature, terms and size of any business combinations completed after the effective date.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. The provisions of this FSP were effective for us on January 1, 2009. There was no impact on the calculation of earnings per share as a result of the adoption of this FSP.

Index

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 amends FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The provisions of FSP No. 132(R)-1 will be effective for us in our 2009 Form 10-K, and will result in expanded disclosures in the notes to our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim periods. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We have elected to adopt this FSP effective for the reporting period ending March 31, 2009. With this early adoption, we have also elected to adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The impact of adopting these various FSPs resulted in expanded disclosures in the notes to our consolidated financial statements.

NOTE 16:      CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries. The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries:

Index

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2009
Sales	$-	$84,154	$8,783	$67,142	$(43,555)	$116,524
Cost of sales	-	58,429	7,542	55,879	(43,116)	78,734
Gross profit	-	25,725	1,241	11,263	(439)	37,790
Operating expenses	-	18,231	4,262	7,717	-	30,210
Operating income (loss)	-	7,494	(3,021)	3,546	(439)	7,580
Other income (expense), net	(2,867)	(3,004)	145	(116)	-	(5,842)
Income (loss) from continuing operations before income taxes	(2,867)	4,490	(2,876)	3,430	(439)	1,738
Provision (benefit) for income taxes	(1,458)	2,283	(1,462)	1,418	-	781
Income (loss) from continuing operations	(1,409)	2,207	(1,414)	2,012	(439)	957
Equity in earnings of affiliated companies	2,366	159	-	-	(2,525)	-
Net income (loss)	$957	$2,366	$(1,414)	$2,012	$(2,964)	$957

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2008
Sales	$-	$94,683	$10,444	$61,941	$(33,861)	$133,207
Cost of sales	-	68,490	8,880	46,387	(33,028)	90,729
Gross profit	-	26,193	1,564	15,554	(833)	42,478
Operating expenses	-	15,976	1,013	8,820	-	25,809
Operating income	-	10,217	551	6,734	(833)	16,669
Other income (expense), net	(4,550)	(1,788)	136	(181)	-	(6,383)
Income (loss) from continuing operations before income taxes	(4,550)	8,429	687	6,553	(833)	10,286
Provision (benefit) for income taxes	(2,162)	3,754	326	1,479	-	3,397
Income (loss) from continuing operations	(2,388)	4,675	361	5,074	(833)	6,889
Loss from discontinued operations	-	(53)	-	-	-	(53)
Equity in earnings of affiliated companies	9,224	4,602	25	-	(13,851)	-
Net income	$6,836	$9,224	$386	$5,074	$(14,684)	$6,836

Index

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

March 31, 2009

Assets

Cash and cash equivalents	$-	$1,517	$-	$57,990	$(103)	$59,404
Accounts receivable, net	-	36,397	3,633	28,253	-	68,283
Intercompany receivables	-	232,540	76,854	18,703	(328,097)	-
Inventories, net	-	64,860	4,659	26,155	(538)	95,136
Other current assets	-	15,564	123	6,297	-	21,984
Total current assets	-	350,878	85,269	137,398	(328,738)	244,807
Investments in affiliated companies	230,093	251,103	-	-	(481,196)	-
Property, plant and equipment, net	-	58,336	7,827	50,694	-	116,857
Goodwill and other assets	-	113,118	12,784	14,134	(2,034)	138,002
Total Assets	$230,093	$773,435	$105,880	$202,226	$(811,968)	$499,666

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$-	$1,231	$-	$-	$-	$1,231
Accounts payable	-	42,422	3,640	30,754	(55,147)	21,669
Intercompany payables	273,053	-	-	-	(273,053)	-
Other current liabilities	-	30,659	4,053	12,163	-	46,875
Total current liabilities	273,053	74,312	7,693	42,917	(328,200)	69,775
Long-term debt, excluding current maturities	-	338,731	-	-	-	338,731
Other liabilities	921	130,299	-	5,855	(2,034)	135,041
Total liabilities	273,974	543,342	7,693	48,772	(330,234)	543,547
Stockholders’ equity (deficit)	(43,881)	230,093	98,187	153,454	(481,734)	(43,881)
Total Liabilities and Stockholders’ Equity (Deficit)	$230,093	$773,435	$105,880	$202,226	$(811,968)	$499,666

Index

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2008

Assets

Cash and cash equivalents	$-	$185	$-	$59,158	$(1,068)	$58,275
Accounts receivable, net	-	47,155	4,367	24,033	-	75,555
Intercompany receivables	-	189,459	77,478	5,022	(271,959)	-
Inventories, net	-	58,143	5,568	26,736	(145)	90,302
Deferred income taxes	-	4,729	-	763	-	5,492
Other current assets	-	9,461	162	5,317	-	14,940
Total current assets	-	309,132	87,575	121,029	(273,172)	244,564
Investments in affiliated companies	229,389	256,374	-	-	(485,763)	-
Property, plant and equipment, net	-	58,093	11,646	50,010	-	119,749
Goodwill and other assets	-	111,983	11,883	13,509	(2,004)	135,371
Total Assets	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$-	$31,981	$-	$-	$-	$31,981
Accounts payable	-	16,358	3,656	9,918	(1,068)	28,864
Intercompany payables	271,959	-	-	-	(271,959)	-
Other current liabilities	-	35,714	3,052	16,967	-	55,733
Total current liabilities	271,959	84,053	6,708	26,885	(273,027)	116,578
Long-term debt, excluding current maturities	-	293,539	-	-	-	293,539
Other liabilities	950	128,601	-	5,540	(2,004)	133,087
Total liabilities	272,909	506,193	6,708	32,425	(275,031)	543,204
Stockholders’ equity (deficit)	(43,520)	229,389	104,396	152,123	(485,908)	(43,520)
Total Liabilities and Stockholders’ Equity (Deficit)	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

Index

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2009

Net cash provided by (used in) operating activities	$1,192	$(12,841)	$(5,270)	$8,743	$965	$(7,211)

Purchase of property, plant & equipment, net	-	(2,274)	(326)	(2,323)	-	(4,923)
Net cash used in investing activities	-	(2,274)	(326)	(2,323)	-	(4,923)

Net borrowings under revolving credit facility	-	14,750	-	-	-	14,750
Repayment of term loan principal	-	(308)	-	-	-	(308)
Advances from (to) affiliates	(1,186)	2,005	5,596	(6,415)	-	-
Other	(6)	-	-	-	-	(6)
Net cash provided by (used in) financing activities	(1,192)	16,447	5,596	(6,415)	-	14,436

Effect of exchange rate changes	-	-	-	(1,173)	-	(1,173)

Net increase (decrease) in cash and cash equivalents	-	1,332	-	(1,168)	965	1,129
Cash and cash equivalents at beginning of period	-	185	-	59,158	(1,068)	58,275
Cash and cash equivalents at end of period	$-	$1,517	$-	$57,990	$(103)	$59,404

Three Months Ended March 31, 2008

Net cash provided by (used in) operating activities	$2,151	$(7,506)	$(91)	$(6,493)	$-	$(11,939)

Purchase of property, plant and equipment	-	(3,676)	(660)	(1,550)	-	(5,886)
Discontinued operations	-	1,725	-	-	-	1,725
Net cash used in investing activities	-	(1,951)	(660)	(1,550)	-	(4,161)

Repayment of term loan principal	-	(310)	-	-	-	(310)
Advances from (to) affiliates	(2,341)	840	630	871	-	-
Other	190	-	-	-	-	190
Net cash provided by (used in) financing activities	(2,151)	530	630	871	-	(120)

Effect of exchange rate changes	-	-	-	1,086	-	1,086

Net decrease in cash and cash equivalents	-	(8,927)	(121)	(6,086)	-	(15,134)
Cash and cash equivalents at beginning of period	-	10,512	121	46,956	-	57,589
Cash and cash equivalents at end of period	$-	$1,585	$-	$40,870	$-	$42,455

Index

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months ended March 31, 2009 (unaudited) compared to three months ended March 31, 2008 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Three months ended
	March 31,
(Amounts in millions)	2009	2008	Change		Contributing Factor
(Amounts may not foot due to rounding)

Sales	$116.5	$133.2	$(16.7)
				(21.7)	Sales volume
				7.9	Selling price and mix
				(2.9)	Foreign currency translation

Gross profit	37.8	42.5	(4.7)
Gross margin	32.4%	31.9%		(11.0)	Sales volume
				7.9	Selling price and mix
				(2.2)	Product cost and mix
				0.6	Foreign currency translation

Operating expenses	30.2	25.8	4.4
				3.2	Plant closure costs
				0.9	Other severance costs
				1.8	Professional services
				1.0	Employee benefit plans
				(1.8)	Compensation expense
				(1.2)	Foreign currency translation
				0.5	Other

Operating income	7.6	16.7	(9.1)
Operating margin	6.5%	12.5%		(4.7)	Decrease in gross profit
				(4.1)	Plant closure and severance costs
				(0.3)	Increase in Selling, General & Administration (“SG&A”)

Income from continuing operations	1.0	6.9	(5.9)
				(9.1)	Decrease in operating income
				0.6	Decrease in net interest expense
				2.6	Decrease in income tax provision

Loss from discontinued operations	-	(0.1)	0.1
				0.1	Decrease in operating loss

Net income	$1.0	$6.8	(5.8)

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

Index

Sales in the three months ended March 31, 2009 decreased by $16.7 million (12.5%) from the same period in 2008. This sales decrease was primarily due to decreased unit volume of $21.7 million, notwithstanding the inclusion of $10.4 million in sales from Carlton in the first quarter of 2009 compared to no Carlton sales in the first quarter of 2008 which was prior to the acquisition. Partially offsetting this volume-related decrease in sales was $7.9 million of selling price and mix improvements. The translation of foreign currency-denominated sales transactions, given the stronger U.S. Dollar in comparison to the first quarter of 2008, reduced sales by $2.9 million in the comparative period. The Outdoor Products segment, including Carlton in the first quarter of 2009, experienced a $14.8 million (11.7%) decrease in sales during the first quarter of 2009 compared to 2008, while sales of gear components decreased $1.9 million (26.9%) during the same period. International sales decreased by $14.1 million (16.0%) and domestic sales decreased by $2.6 million (5.8%). The decrease in international sales reflected worldwide weakness in demand and poor market conditions, as well as the $2.9 million unfavorable impact to reported sales compared to 2008. The stronger U.S. Dollar has also contributed to a slowdown in orders from our international customers. The decrease in U.S. sales is attributed to poor economic conditions and weakness in demand for our products. We believe that most of our customers have reduced or delayed orders for our products, and reduced their existing inventories of our products, over their concerns about the state of the economy and lower order rates from their customers.

Consolidated order backlog at March 31, 2009 was $84.1 million compared to $103.5 million at December 31, 2008. Backlog in the Outdoor Products segment decreased $17.5 million, while the backlog for gear components decreased by $1.9 million during the first quarter of 2009.

Gross profit decreased $4.7 million (11%) from the first quarter of 2008 to the first quarter of 2009. Much lower sales volumes and increases in product costs were partially offset by improved pricing and the net favorable effects of movement in foreign currency exchange rates. The higher product costs were attributable to higher steel costs, estimated at $4.1 million, partially offset by other cost reductions. Gross margin in 2009 was 32.4% of sales compared to 31.9% in 2008. Gross margin was favorably affected by improved pricing and mix, as well as the net favorable foreign exchange effects, which more than offset the negative gross margin impact of lower volumes and higher steel costs.

Fluctuations in currency exchange rates increased our gross profit in the first quarter of 2009 compared to 2008 by $0.6 million on a consolidated basis. The translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported sales revenue from our sales in Europe, offset by lower manufacturing costs in Brazil and Canada.

SG&A was $25.2 million in the first quarter of 2009, compared to $24.9 million in the first quarter of 2008, representing an increase of $0.3 million (1%). As a percentage of sales, SG&A increased from 18.7% in 2008 to 21.6% in 2009, largely due to the sharp decrease in sales revenue. Professional services expense increased by $1.6 million due primarily to higher legal costs. Employee benefit expenses increased by $1.0 million, primarily due to higher costs for our U.S. and Canadian defined benefit pension plans. Expense for these plans is higher in 2009 than it was in 2008 due to increased amortization of actuarial losses and reduced return on plan assets following the significant market-related decrease in the value of the related pension assets. We expect 2009 pension expense to be from $6.5 million to $7.5 million higher in 2009 than it was in 2008. Compensation expense decreased by $1.8 million year-over-year, reflecting reductions in staffing levels implemented in the first quarter of 2009 and a $1.4 million decrease in stock compensation expense because no awards were granted in the first quarter of 2009. Additionally, annual merit increases traditionally implemented in the first quarter of the fiscal year were deferred for most of our salaried employees. International operating expenses decreased $1.2 million from the prior year due to the stronger U.S. Dollar and its effect on the translation of foreign expenses.

Index

In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee, during the second quarter of 2009. Products previously manufactured in that facility will be produced in our other manufacturing facilities after the closure. During the first quarter of 2009, we recognized a total of $3.3 million in charges related to this plant closure, consisting of $2.0 million in asset impairment charges, $1.1 million in employee severance and benefit costs and $0.2 million in other expenses. Of these charges, $0.2 million are recognized in cost of goods sold on the Consolidated Statements of Income. The land and building are currently being marketed for sale, and are included in assets held for sale on the Consolidated Balance Sheets. The plant closure is expected to be consummated early in the second quarter of 2009, and we anticipate incurring additional charges of $0.5 million to $1.0 million related to the closure of our Milan facility.

We also took actions in early 2009 to reduce the number of employees at certain of our other locations. We recognized $1.9 million in severance charges related to this reduction in force during the first quarter of 2009. Since December 31, 2008, the Company’s number of employees has been reduced by approximately 400 positions, or 11% of our total workforce. Completion of the Milan plant closure in the second quarter of 2009 will eliminate approximately 80 additional positions. We recognized severance charges of $1.0 million during the first quarter of 2008 for similar actions involving a fewer number of employees.

Operating income decreased by $9.1 million from the first quarter of 2008 to the first quarter of 2009, resulting in an operating margin for 2009 of 6.5% of sales compared to 12.5% for 2008. The decrease was due to lower sales and gross profit as well as plant closure and severance costs incurred in 2009.

Interest expense was $5.9 million in the first quarter of 2009 compared to $6.8 million in the first quarter of 2008. The decrease was due to lower average interest rates on our variable rate debt, partially offset by higher average outstanding debt balances.

The following table summarizes our income tax provision for continuing operations in 2009 and 2008:

	Three months ended March 31,
(Amounts in thousands)	2009	2008
Income from continuing operations before income taxes	$1,738	$10,286
Provision for income taxes	781	3,397
Income from continuing operations	$957	$6,889
Effective tax rate	44.9%	33.0%

The increase in our effective tax rate from 2008 to 2009 is largely due to the relatively low amount of pre-tax income in the three months ended March 31, 2009, and the impact that small tax adjustments have on this relatively small amount. Additionally, income earned at our manufacturing facility in China is subject to a tax rate of 12.5% in 2009, following a zero percent tax rate during 2008 under our tax holiday in that country. Under this tax holiday for our facility in China, the rate was zero through 2008, 12.5% for the three years 2009 through 2011, and then will increase to 25% thereafter. We expect our consolidated effective tax rate to increase in the future, due to the impact of this increased tax rate in China.

Income from continuing operations in the first quarter of 2008 was $1.0 million, or $0.02 per diluted share, compared to $6.9 million, or $0.14 per diluted share, in the first quarter of 2008.

Discontinued operations are summarized as follows:

	Three months ended March 31,
(Amounts in thousands)	2009	2008
Sales	$-	$-
Operating loss before taxes from discontinued operations	-	(85)
Income tax benefit	-	(32)
Loss from discontinued operations	$-	$(53)

The 2008 results consisted of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.

Index

Segment Results. The following table reflects segment sales and operating results for 2009 and 2008:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008	2009 as a % of 2008
Sales:
Outdoor Products	$111,419	$126,227	88.3%
Other	5,105	6,980	73.1%
Total sales	$116,524	$133,207	87.5%
Operating income:
Outdoor Products	$16,490	$22,051	74.8%
Other	(8,910)	(5,382)	165.6%
Operating income	$7,580	$16,669	45.5%

Outdoor Products Segment. Sales for the Outdoor Products segment decreased $14.8 million (11.7%) in the first quarter of 2009 compared to the first quarter of 2008. Of the decrease, $25.2 million was due to lower sales volume, excluding Carlton, reflecting weak market conditions and lower shipments for all product lines, geographic regions and sales channels. Improved price and product mix of $7.1 million and $10.4 million in sales from Carlton, acquired in May of 2008, partially offset the volume decline. Fluctuations in foreign currency exchange rates further reduced reported segment sales revenue by $2.9 million compared to the first quarter of 2008. Excluding Carlton, sales of wood-cutting chainsaw components were down 20.0% and sales of outdoor care products were down 14.1%. Sales of concrete-cutting products were down 35.8% due to continued weak market conditions in the construction equipment industry. Excluding the effects of Carlton, sales to OEM customers decreased by 14.9%, while replacement market sales decreased by 21.4%. Excluding Carlton, international sales declined 25.9% for the three month comparable periods, while domestic sales decreased 6.3%. Order backlog decreased from year-end by $17.5 million, to $81.4 million, as of March 31, 2009.

Segment contribution to operating income decreased $5.6 million (25.2%) in the first quarter of 2009 compared to the first quarter of 2008. The favorable effects of improved price and mix ($7.1 million) and the positive effects of fluctuations in foreign currency translation rates ($1.7 million) were offset by lower sales volume ($10.0 million), higher product cost and mix ($2.3 million) and higher SG&A expenses ($2.0 million). The higher product cost and mix, excluding the foreign currency exchange effect, includes $4.1 million in higher steel costs on a year-over-year basis. The increase in SG&A expense is largely attributable to the addition of Carlton and increased costs for our defined benefit pension plans.

Other. The other category includes centralized administrative functions, the activity of our gear components manufacturing business, and plant closure and severance costs not allocated to the Outdoor Products segment. Sales of gear-related products decreased 26.9% from the first quarter of 2008 to the first quarter of 2009. Lower volume of $2.7 million was partially offset by a $0.8 million favorable effect of price increases. The contribution to operating income from our gear components business decreased $0.1 million (15.4%) year-over-year due to the lower sales volume and revenue. Central administrative expenses were down $0.6 million for the comparable periods, largely due to lower compensation expense, partially offset by higher legal expenses. Plant closure and severance costs were $5.0 million in the first quarter of 2009 compared to $1.0 in the first quarter of 2008.

Index

Financial Condition, Liquidity and Capital Resources

Total debt at March 31, 2009 was $340.0 million, compared to $325.5 million at December 31, 2008:

	March 31,	December 31,
(Amounts in thousands)	2009	2008
Revolving credit facility	$45,500	$30,750
Term loans	119,462	119,770
8 7/8% senior subordinated notes	175,000	175,000
Total debt	339,962	325,520
Less current maturities	(1,231)	(31,981)
Long-term debt	$338,731	$293,539

8 7/8% Senior Subordinated Notes. We have one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012. These notes are subject to redemption at any time at our option, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter. These notes are issued by our wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of our existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with GECC as Agent on May 15, 2003. The agreement was amended and restated on August 9, 2004, and has had several subsequent amendments. The senior credit facilities consist of a revolving credit facility and a term loan facility.

As of March 31, 2009, the revolving credit facility provided for total available borrowings up to $150.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of March 31, 2009, the Company had the ability to borrow an additional $100.4 million under the terms of the revolving credit agreement. The revolving credit facility bore interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and was scheduled to mature on August 9, 2009.

April 2009 Amendment to Revolving Credit Facility. On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

—	The maturity date was extended to August 9, 2010;
—	We reduced total availability under the revolver from $150.0 million to $90.0 million;
—	The interest rate was increased to the LIBOR rate plus 5.0%, or U.S. prime interest rate plus 3.25%, with a minimum rate of 7.5%, on all outstanding principal; and
—	The commitment fee on unused borrowing capacity was increased to 1.0%.

We paid fees and expenses of $1.9 million to amend the revolving credit facility. There were no changes to financial covenants, nor does this amendment affect the term loan facility.

Under the reduced borrowing capacity from the April Amendment, and considering additional borrowings we made in April 2009, including $11.1 million borrowed to make a prepayment on the term loan principal, as of April 30, 2009, the Company had the ability to borrow an additional $31.5 million under the terms of the agreement. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date of August 9, 2010.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and matures on August 9, 2010. The term loan facility requires quarterly payments of $0.3 million, with a final payment of $117.6 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

Index

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio. In addition, there are covenants relating, among other categories, to investments, acquisitions, loans and advances, indebtedness, and the sale of stock or assets. The Company was in compliance with all debt covenants as of March 31, 2009.

The amended and restated senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company's annual generation of excess cash flow, as determined under the credit agreement.

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

The revolving credit facility and the term loan facility mature on August 9, 2010. Before these facilities mature, we will need to obtain replacement financing. Our liquidity, capital structure and credit profile have changed significantly during the terms of these agreements. In the current global financial markets, credit facilities are generally more difficult to obtain and terms are generally less favorable to borrowers than in comparable market conditions existing at the time these facilities were established. We are continuing our discussions with various financial institutions regarding the potential replacement of our credit facilities prior to the August 2010 maturity date. However, given the conditions in the global credit markets, any replacement financing will likely be more expensive and may contain more restrictive terms than our existing credit facilities.

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There was no change to these ratings during the three months ended March 31, 2009. As of March 31, 2009, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB	Ba1
Senior subordinated notes	B	B2
General credit rating	BB- /Stable	Ba3

We intend to fund working capital, capital expenditures, debt service requirements and obligations under our postretirement benefit plans for the next twelve months through cash flows generated from operations and the amounts available under our revolving credit facility. We expect our financial resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that these resources will be sufficient to meet our needs. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to postretirement benefit plans, the postponement of capital expenditures, restructuring of our credit facilities and issuance of new debt or equity securities.

Interest expense was $5.9 million in the first quarter of 2009, a decrease from $6.8 million in the first quarter of 2008. The decrease reflects reduced interest rates on our variable rate debt, partially offset by increased average borrowings during the comparable periods. Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. In addition, given the current condition of credit markets, any replacement financing will likely involve a higher interest rate premium over benchmark interest rates than we currently pay. The interest rate is fixed on the senior subordinated notes. Our weighted average interest rate on all debt was 5.69% as of March 31, 2009, compared to 6.42% as of December 31, 2008.

Index

Cash and cash equivalents at March 31, 2009 were $59.4 million compared to $58.3 million at December 31, 2008. As of March 31, 2009, $58.0 million of the cash balance was held at our foreign operations.

Cash used in operating activities is summarized in the following table:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Income from continuing operations	$957	$6,889
Non-cash items	9,103	6,605
Subtotal	10,060	13,494
Changes in assets and liabilities, net	(16,801)	(24,526)
Discontinued operations, net	(470)	(907)
Cash used in operating activities	$(7,211)	$(11,939)

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization; stock compensation and other non-cash charges; asset impairment charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gain or loss on disposal of property, plant and equipment.

During the first three months of 2009, operating activities used $7.2 million of cash. Historically, our cash flows from operating activities have been negative in the first quarter when first quarter income is offset by the pay-down of year-end accrued liabilities and an increase in working capital components. Income from continuing operations plus non-cash items totaled $10.1 million in the first quarter of 2009, reflecting reduced income partially offset by increased amortization expense related to Carlton when compared with the first quarter of 2008, as well as an asset impairment charge related to the closure of our Milan facility. The positive operating cash flow from these items was more than offset by the net increase in working capital and other assets and liabilities during the period. An increase in inventories of $4.8 million, together with the reduction in accounts payable and accrued expenses of $20.0 million, partially offset by a reduction in accounts receivable of $7.3 million, negatively impacted cash flow from operations for the first quarter of 2009. Discontinued operations used $0.5 million in cash during the first quarter of 2009 as certain accrued obligations and liabilities related to these former operations were paid in early 2009. Cash payments during the quarter also included $8.8 million for interest and $3.7 million for income taxes.

During the first three months of 2008, operating activities used $11.9 million of cash. Income from continuing operations plus non-cash items totaled $13.5 million in the first quarter of 2008, reflecting higher operating results and lower non-cash charges compared to the first quarter of 2009. The positive operating cash flow from these items was more than offset by the net increase in working capital and other assets and liabilities during the period. An increase in accounts receivable of $8.7 million and an increase in inventories of $5.1 million, together with the reduction in accounts payable and accrued expenses of $13.0 million, negatively impacted cash flow from operations for the first quarter of 2008. Discontinued operations used $0.9 million in cash during the first quarter of 2008 as certain accrued obligations and liabilities related to the sale were paid in early 2008. Cash payments during the quarter also included $9.8 million for interest and $2.8 million for income taxes.

Cash used in investing activities is summarized as follows:
	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Purchases of property, plant and equipment, net	$(4,923)	$(5,886)
Discontinued operations	-	1,725
Cash used in investing activities	$(4,923)	$(4,161)

Purchases of property plant and equipment are primarily for productivity improvements, expanded manufacturing capacity and replacement of consumable tooling and equipment. Generally, about one third of our capital spending represents replacement of consumable tooling, dies and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2009, we expect to invest $18 million to $21 million in available cash for capital expenditures, compared to $26.1 million for the full year in 2008.

Index

Discontinued operations provided net cash from investing activities of $1.7 million in the first quarter of 2008, as we collected the final purchase price adjustment from the sale of our Forestry Division.

Cash provided by financing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Net increase (decrease) in debt principal outstanding	$14,442	$(310)
Proceeds and tax effects from the exercise of stock options	(6)	190
Cash provided by (used in) financing activities	$14,436	$(120)

Cash provided by financing activities in the first quarter of 2009 consisted of $14.8 million in net borrowings under our revolving credit facility, partially offset by $0.3 million in regularly scheduled quarterly principal payments under our term loan facility. Cash used in financing activities in the first quarter of 2008 consisted of the scheduled quarterly principal payment on our term debt facility, partially offset by the net proceeds and tax benefits from the exercise of stock options.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R). FAS No. 141(R) replaces FAS No. 141. The provisions of FAS No. 141(R) were effective for us on January 1, 2009. The impact of adopting FAS No. 141(R) will depend on the nature, terms and size of any business combinations completed after the effective date. In addition, certain transaction-related expenses that would have been capitalized as part of a transaction under FAS No. 141 are expensed as incurred under FAS No. 141(R) beginning January 1, 2009.

In December 2007, the FASB issued FAS No. 160. FAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FAS No. 160 were effective for us on January 1, 2009. The adoption of FAS No. 160 did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued FAS No. 161. FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The provisions of FAS No. 161 were effective for us on January 1, 2009, and have resulted in expanded disclosures about our derivative instruments and hedging activities.

In April 2008, the FASB issued FSP No. 142-3. FSP No. 142-3 amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets”. The provisions of FSP No. 142-3 were effective for us on January 1, 2009. The impact of adopting FSP No. 142-3 will depend on the nature, terms and size of any business combinations completed after the effective date.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. The provisions of this FSP were effective for us on January 1, 2009. There was no impact on the calculation of earnings per share as a result of the adoption of this FSP.

In December 2008 the FASB issued FSP No. 132(R)-1. FSP No. 132(R)-1 amends FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The provisions of FSP No. 132(R)-1 will be effective for us in our 2009 Form 10-K, and will result in expanded disclosures in our financial statements.

Index

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim periods. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We have elected to adopt this FSP effective for the reporting period ending March 31, 2009. With this early adoption, we have also elected to adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The impact of adopting these various FSPs resulted in expanded disclosures in the notes to our consolidated financial statements.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,” “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning availability and estimated costs of financing, the global economic climate, foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates and the anticipated effects of discontinued operations involve certain estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

Index

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

Index

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

Dated: May 7, 2009