Form 10-Q
period 2009-06-30
BLOUNT INTERNATIONAL INC
filed 2009-08-07
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of $0.01 par value common stock as of August 4, 2009 was 47,691,829 shares.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Sales	$114,001	$155,052	$230,525	$288,259
Cost of sales	79,362	105,730	158,096	196,459
Gross profit	34,639	49,322	72,429	91,800
Selling, general and administrative expenses	24,015	27,592	49,186	52,438
Gain on sale of land and building	2,701	—	2,701	—
Plant closure and severance costs	1,365	110	6,404	1,073
Operating income	11,960	21,620	19,540	38,289
Interest income	52	389	155	731
Interest expense	(6,425)	(6,848)	(12,356)	(13,660)
Other income, net	52	684	38	771
Income from continuing operations before income taxes	5,639	15,845	7,377	26,131
Provision for income taxes	1,407	5,628	2,188	9,025
Income from continuing operations	4,232	10,217	5,189	17,106
Discontinued operations:
Loss before income taxes	—	(195)	—	(280)
Income tax benefit	—	(74)	—	(106)
Loss from discontinued operations	—	(121)	—	(174)
Net income	$4,232	$10,096	$5,189	$16,932

Basic income per share:
Continuing operations	$0.09	$0.21	$0.11	$0.36
Discontinued operations	—	—	—	—
Net income	$0.09	$0.21	$0.11	$0.36

Diluted income per share:
Continuing operations	$0.09	$0.21	$0.11	$0.35
Discontinued operations	—	—	—	—
Net income	$0.09	$0.21	$0.11	$0.35

Weighted average shares used in per share calculations:
Basic	47,747	47,392	47,743	47,348
Diluted	48,183	48,347	48,181	48,241

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$48,752	$58,275
Accounts receivable, net of allowance for doubtful accounts of $4,353 and $3,800 respectively	63,923	75,555
Inventories, net	85,726	90,302
Deferred income taxes	6,687	5,492
Other current assets	15,076	14,940
Total current assets	220,164	244,564
Property, plant and equipment, net	116,277	119,749
Deferred financing costs	6,444	6,679
Deferred income taxes	25,547	21,679
Intangible assets	13,118	13,864
Assets held for sale	900	1,429
Goodwill	66,071	66,071
Other assets	25,756	25,649
Total Assets	$474,277	$499,684

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,117	$31,981
Accounts payable	20,380	28,864
Accrued expenses	46,342	55,235
Deferred income taxes	498	498
Total current liabilities	68,337	116,578
Long-term debt, excluding current maturities	305,657	293,539
Deferred income taxes	2,320	2,223
Employee benefit obligations	97,527	93,898
Other liabilities	36,860	36,966
Total liabilities	510,701	543,204
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,681,829 and 47,614,236 outstanding, respectively	477	476
Capital in excess of par value of stock	580,241	579,930
Accumulated deficit	(574,359)	(579,548)
Accumulated other comprehensive loss	(42,783)	(44,378)
Total stockholders’ deficit	(36,424)	(43,520)
Total Liabilities and Stockholders’ Deficit	$474,277	$499,684

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008

Cash flows from operating activities:
Income from continuing operations	$5,189	$17,106
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation of property, plant and equipment	9,843	10,344
Amortization	2,881	3,904
Stock compensation and other non-cash charges	1,758	1,161
Asset impairment charges	1,987	—
Excess tax (benefit) expense from share-based compensation	149	(421)
Deferred income tax benefit	(1,142)	(589)
Gain on sale of assets	(2,587)	(641)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	12,064	(8,268)
(Increase) decrease in inventories	4,641	(6,071)
(Increase) decrease in other assets	2,583	1,528
Increase (decrease) in accounts payable	(8,567)	(2,717)
Increase (decrease) in accrued expenses	(13,477)	(994)
Increase (decrease) in other liabilities	3,285	1,823
Discontinued operations	(534)	(2,892)
Net cash provided by operating activities	18,073	13,273

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,511)	(11,800)
Proceeds from sale of assets	3,256	691
Acquisition of Carlton Holdings, Inc.	—	(64,314)
Discontinued operations	—	1,725
Net cash used in investing activities	(5,255)	(73,698)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(7,000)	45,000
Repayment of term loan principal	(11,746)	(1,613)
Issuance costs related to debt	(1,900)	—
Excess tax benefit (expense) from share-based compensation	(149)	421
Proceeds from exercise of stock options	91	573
Taxes paid on restricted stock units	(290)	—
Net cash provided by (used in) financing activities	(20,994)	44,381

Effect of exchange rate changes	(1,347)	1,236

Net decrease in cash and cash equivalents	(9,523)	(14,808)
Cash and cash equivalents at beginning of period	58,275	57,589
Cash and cash equivalents at end of period	$48,752	$42,781

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2008	47,614	$476	$579,930	$(579,548)	$(44,378)	$(43,520)

Net income				5,189		5,189
Other comprehensive income:
Foreign currency translation adjustment					(8)	(8)
Unrealized gains					1,603	1,603
Comprehensive income, net						6,784
Stock options, stock appreciation rights and restricted stock	68	1	(349)			(348)
Stock compensation expense			660			660
Balance June 30, 2009	47,682	$477	$580,241	$(574,359)	$(42,783)	$(36,424)

Other comprehensive income for the three and six months ended June 30, 2009 was $3.3 million and $1.6 million, respectively.  Other comprehensive income (loss) for the three and six months ended June 30, 2008 was $(1.0) million and $0.5 million, respectively.

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

The accompanying financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Subsequent Events Review.  We have performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

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

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Amounts in thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$155,052	$160,463	$288,259	$308,402
Net income	10,096	9,832	16,932	16,650
Basic income per share	$0.21	$0.20	$0.36	$0.36
Diluted income per share	$0.21	$0.20	$0.35	$0.35

NOTE 3:  DISCONTINUED OPERATIONS

On November 5, 2007, we sold our Forestry Division, which constituted the majority of our Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million.  Under the terms of the related asset purchase agreement, $8.8 million of the gross proceeds was initially held in escrow for up to three years from the transaction date.  As of June 30, 2009, $6.1 million of these proceeds remain in escrow.  We recognized a pretax gain of $26.0 million, net of related transaction expenses, on the sale in 2007.  The Forestry Division is reported as discontinued operations for all periods presented.  The 2008 results consist of wind-down and exit activities related to this business.

Discontinued operations are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Sales	$—	$—
Operating loss before taxes from discontinued operations	—	(280)
Income tax benefit	—	(106)
Loss from discontinued operations	$—	$(174)

NOTE 4:  RESTRUCTURING ACTIVITIES

Gain on Sale of Land and Building.  On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations have been moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.

Plant Closure Costs.  In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee during the second quarter of 2009.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  During the three months ended June 30, 2009, we recognized a total of $0.5 million in plant closure costs.  For the six months ended June 30, 2009, we have recognized a total of $3.8 million in charges related to this plant closure, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs and $0.8 million in other expenses.  Of these charges, $0.1 million and $0.2 million, respectively, are recognized in cost of goods sold on the Consolidated Statements of Income for the three and six months ended June 30, 2009.  The land and building are currently being marketed for sale, and are included in assets held for sale on the Consolidated Balance Sheets.

Severance Costs.  We took actions during the first half of 2009 to reduce the number of employees at certain of our other locations.  During the three and six months ended June 30, 2009, we recognized a total of $1.0 million and $2.8 million, respectively, in severance charges related to this reduction in force.  Since December 31, 2008, we have reduced our number of employees by approximately 600 positions, or 17% of our total workforce.  We recognized severance charges of $0.1 million and $1.1 million, respectively, during the three and six months ended June 30, 2008 for similar actions involving a fewer number of employees.

NOTE 5:  INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2009	2008
Raw materials and supplies	$11,809	$14,260
Work in progress	14,078	14,169
Finished goods	59,839	61,873
Total inventories, net	$85,726	$90,302

NOTE 6:  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2009	2008
Revolving credit facility	$23,750	$30,750
Term loans	108,024	119,770
8 7/8% senior subordinated notes	175,000	175,000
Total debt	306,774	325,520
Less current maturities	(1,117)	(31,981)
Long-term debt	$305,657	$293,539

The weighted average interest rate on outstanding debt as of June 30, 2009 was 6.37%.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 16.

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

April 2009 Amendment to Revolving Credit Facility.  On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

•                  The maturity date was extended to August 9, 2010;

•                  We reduced total availability under the revolver from $150.0 million to $90.0 million;

•                  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate plus 5.0%, or U.S. prime interest rate plus 3.25%, with a minimum rate of 7.5%, on all outstanding principal; and

•                  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.0%.

We paid fees and expenses of $1.9 million to amend the revolving credit facility. The revolving credit facility principal balance outstanding was classified as current on the December 31, 2008 Consolidated Balance Sheet because before the maturity date was extended by the amendment, the maturity date was less than 12 months from the balance sheet date at the time.  There were no changes to financial covenants, nor did this amendment affect the term loan facility.

As of June 30, 2009, the revolving credit facility provided for total borrowing capacity up to $90.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of June 30, 2009, the Company had the ability to borrow an additional $62.2 million under the terms of the revolving credit agreement. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date of August 9, 2010.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and also matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $106.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, acquisitions, loans and advances, indebtedness and the sale of stock or assets.  The Company was in compliance with all debt covenants through June 30, 2009.

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

The components of net periodic benefit cost for these plans, including amounts recognized both in continuing and discontinued operations are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2009	2008	2009	2008
Service cost	$548	$987	$66	$63
Interest cost	2,656	2,765	505	538
Expected return on plan assets	(2,447)	(3,565)	—	—
Amortization of prior service cost	(2)	(2)	—	2
Amortization of net actuarial losses	1,261	288	192	208
Total net periodic benefit cost	$2,016	$473	$763	$811

	Six Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2009	2008	2009	2008
Service cost	$1,096	$1,974	$132	$126
Interest cost	5,312	5,530	1,010	1,076
Expected return on plan assets	(4,894)	(7,130)	—	—
Amortization of prior service cost	(4)	(4)	—	4
Amortization of net actuarial losses	2,522	576	384	416
Total net periodic benefit cost	$4,032	$946	$1,526	$1,622

The Company expects to contribute a total of approximately $12 million to $14 million to its funded pension plans during 2009.

The Company also sponsors a defined contribution 401(k) plan covering most employees in the U.S.

NOTE 8:  COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:

June 30,
(Amounts in thousands)	2009
Letters of credit outstanding	$4,123
Other financial guarantees	1,088
Total financial guarantees and commitments	$5,211

NOTE 9:  CONTINGENT LIABILITIES

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of these businesses.  In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, intellectual property rights and other matters.  In some instances the Company is the plaintiff, and is seeking recovery of damages. In others, the Company is a defendant against whom damages are being sought.  While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 10:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2009	2008	2009	2008
Shares for basic per share computation — weighted average common shares outstanding	47,747	47,392	47,743	47,348
Dilutive effect of common stock equivalents	436	955	438	893
Shares for diluted per share computation	48,183	48,347	48,181	48,241
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	2,207	1,675	2,207	1,677

The amount of unvested restricted stock and restricted stock units (“RSUs”) considered participating securities at June 30, 2008 and June 30, 2009 was 335 thousand and 188 thousand, respectively.  The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 11:  STOCK-BASED COMPENSATION

The Company did not make any stock-based compensation awards during the six months ended June 30, 2009, but did make the following awards during the six months ended June 30, 2008:

(Amounts in thousands)	2008
SARs granted	305
Shares of restricted stock granted	54
RSUs granted	125

Aggregate fair value of SARs granted	$1,259
Aggregate fair value of restricted stock and RSUs granted	$2,148
Effect of accelerated expense recognition due to grantee retirement-eligible status	$897

Under terms of the Company’s stock compensation plans, employee grantees who are retirement eligible receive continued vesting after retirement.  In such circumstances, stock-based compensation expense is recognized on an accelerated basis.  The effect of such accelerated expense recognition for 2009 was to reduce by $0.7 million the expense that otherwise would have been recognized in 2009 on stock compensation grants made and expensed in earlier years.

The following assumptions were used to estimate the fair value of SARs in the six months ended June 30, 2008:

2008
Estimated average life	6 years
Risk-free interest rate	2.7%
Expected volatility	32.4%
Weighted average volatility	32.4%
Dividend yield	0.0%
Weighted average grant date fair value	$4.37

As of June 30, 2009, the total unrecognized stock-based compensation expense related to previously granted awards was $1.3 million. The weighted average period over which this expense is expected to be recognized is 11 months.  The Company’s policy upon the exercise of options, restricted stock awards, RSUs or SARs has been to issue new shares into the market place.

NOTE 12:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). The Company has one reportable segment: Outdoor Products.  The other category includes centralized administrative functions, a gear component manufacturing business, gain on sale of land and buildings and plant closure and other severance costs.  See also Note 3 regarding the disposition of the primary operating unit making up the Company’s former Industrial and Power Equipment segment. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment and lawnmower blades and accessories for yard care equipment.  The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Sales:
Outdoor Products	$110,131	$146,356	$221,550	$272,583
Other	3,870	8,696	8,975	15,676
Total sales	$114,001	$155,052	$230,525	$288,259

Operating income:
Outdoor Products	$14,044	$24,631	$30,513	$46,692
Other	(2,084)	(3,011)	(10,973)	(8,403)
Operating income	$11,960	$21,620	$19,540	$38,289

NOTE 13:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Interest paid	$10,096	$11,508
Income taxes paid, net	7,289	8,214

NOTE 14:  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia and the U.S. The Company sells to customers in these locations and other countries throughout the world. At June 30, 2009, approximately 70% of accounts receivable were from customers outside the U.S. If the U.S. Dollar strengthens against foreign currencies, as it did during the latter half of 2008, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed.  They may have difficulty in repaying these amounts, and in turn, the Company’s bad debt expense may increase.  Accounts receivable are principally from distributors, dealers, mass merchants, chainsaw manufacturers and other Original Equipment Manufacturers (“OEMs”) and are normally not collateralized.

The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts.  The carrying amount of the revolving credit facility approximates fair value because the applicable interest rates are variable and the maturity period is relatively short.  The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans.  The fair value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices.  The carrying amount of other financial instruments approximates fair value because of the short term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at June 30, 2009 and December 31, 2008 are presented below.  See also Note 6.

	June 30, 2009		December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$108,024	$103,703	$119,770	$107,194
8 7/8% senior subordinated notes	175,000	175,730	175,000	159,478

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

Since October, 2008, we have managed a portion of Canadian Dollar exchange rate exposures with derivative financial instruments.  These derivative financial instruments are zero-cost collar option combinations, consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. We apply cash flow hedge accounting to our Canadian Dollar-related derivative financial instruments and therefore defer the gains or losses on those instruments in Accumulated Other Comprehensive Income until maturity.

During the three and six months ended June 30, 2009, losses of $0.2 million and $1.0 million, respectively, were recognized in cost of goods sold on the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments.  Gains and losses on these Canadian Dollar derivative financial instruments are offset in cost of goods sold by the currency exchange rate effects on the underlying transactions.  During 2008, none of these contracts matured and no amounts were recognized in the Consolidated Statements of Income.  Through June 30, 2009, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness.  As of June 30, 2009, the aggregate notional amount of these Canadian Dollar contracts outstanding was $44.0 million.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements.  The change in fair value of these instruments is recognized in interest income on the Consolidated Statements of Income.  Any change in fair value on these derivative contracts is fully offset by the change in fair value of the underlying investments.  The Consolidated Statements of Income include expense of $1.0 million and $1.6 million, respectively, for the three and six months ended June 30, 2009, and $0.6 million and $0.5 million, respectively, for the three and six months ended June 30, 2008 from the change in fair value of these interest rate swap contracts.

As of December 31, 2008, the fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Interest rate swaps included in cash and cash equivalents on the Consolidated Balance Sheets	$446	$446	—	$446	—
Foreign currency zero-cost collar forward contracts included in current liabilities on the Consolidated Balance Sheets	(1,837)	(1,837)	—	(1,837)	—

As of June 30, 2009, the fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Interest rate swaps included in cash and cash equivalents on the Consolidated Balance Sheets	$(1,393)	$(1,393)	—	$(1,393)	—
Foreign currency zero-cost collar forward contracts included in current assets on the Consolidated Balance Sheets	714	714	—	714	—

As specified in FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), the framework for measuring fair value is based on independent observable inputs of market data and is based on the following hierarchy:

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim periods.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted.  We have elected to adopt this FSP effective with the first quarter of 2009. With this early adoption, we have also elected to adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  The impact of adopting these various FSPs resulted in expanded disclosures in the notes to our consolidated financial statements.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS No. 165”).  FAS No. 165 sets out general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FAS No. 165 requires disclosure of the date through which subsequent events have been evaluated, the nature of any event and an estimate of its financial effect or disclosure that such estimate cannot be made.  The provisions of FAS No. 165 were adopted by us in the quarter ended June 30, 2009 and have resulted in additional disclosure regarding subsequent events.

NOTE 16:  CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries:

Condensed Consolidating Statement of Income Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended June 30, 2009
Sales	$—	$81,829	$5,091	$60,348	$(33,267)	$114,001
Cost of sales	—	60,448	4,704	48,399	(34,189)	79,362
Gross profit	—	21,381	387	11,949	922	34,639
Operating expenses, net	—	16,661	1,060	4,958	—	22,679
Operating income (loss)	—	4,720	(673)	6,991	922	11,960
Other income (expense), net	(2,899)	(3,229)	97	(290)	—	(6,321)
Income (loss) from continuing operations before income taxes	(2,899)	1,491	(576)	6,701	922	5,639
Provision (benefit) for income taxes	(892)	1,628	81	590	—	1,407
Income (loss) from continuing operations	(2,007)	(137)	(657)	6,111	922	4,232
Equity in earnings of affiliated companies	6,239	6,376	—	—	(12,615)	—
Net income	$4,232	$6,239	$(657)	$6,111	$(11,693)	$4,232

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2009
Sales	$—	$165,983	$13,874	$127,490	$(76,822)	$230,525
Cost of sales	—	118,877	12,246	104,278	(77,305)	158,096
Gross profit	—	47,106	1,628	23,212	483	72,429
Operating expenses	—	34,892	5,322	12,675	—	52,889
Operating income (loss)	—	12,214	(3,694)	10,537	483	19,540
Other income (expense), net	(5,766)	(6,233)	242	(406)	—	(12,163)
Income (loss) from continuing operations before income taxes	(5,766)	5,981	(3,452)	10,131	483	7,377
Provision (benefit) for income taxes	(2,350)	3,911	(1,381)	2,008	—	2,188
Income (loss) from continuing operations	(3,416)	2,070	(2,071)	8,123	483	5,189
Equity in earnings of affiliated companies	8,605	6,535	—	—	(15,140)	—
Net income	$5,189	$8,605	$(2,071)	$8,123	$(14,657)	$5,189

Condensed Consolidating Statement of Income Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended June 30, 2008
Sales	$—	$99,770	$23,427	$116,884	$(85,029)	$155,052
Cost of sales	—	69,208	20,175	100,908	(84,561)	105,730
Gross profit	—	30,562	3,252	15,976	(468)	49,322
Operating expenses	—	14,856	2,864	9,982	—	27,702
Operating income	—	15,706	388	5,994	(468)	21,620
Other income (expense), net	(4,250)	(2,380)	153	702	—	(5,775)
Income (loss) from continuing operations before income taxes	(4,250)	13,326	541	6,696	(468)	15,845
Provision (benefit) for income taxes	(1,754)	5,580	221	1,581	—	5,628
Income (loss) from continuing operations	(2,496)	7,746	320	5,115	(468)	10,217
Loss from discontinued operations	—	(121)	—	—	—	(121)
Equity in earnings of affiliated companies	12,592	4,967	53	—	(17,612)	—
Net income	$10,096	$12,592	$373	$5,115	$(18,080)	$10,096

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2008
Sales	$—	$194,453	$33,871	$178,825	$(118,890)	$288,259
Cost of sales	—	137,698	29,055	147,295	(117,589)	196,459
Gross profit	—	56,755	4,816	31,530	(1,301)	91,800
Operating expenses	—	30,832	3,877	18,802	—	53,511
Operating income	—	25,923	939	12,728	(1,301)	38,289
Other income (expense), net	(8,800)	(4,168)	289	521	—	(12,158)
Income (loss) from continuing operations before income taxes	(8,800)	21,755	1,228	13,249	(1,301)	26,131
Provision (benefit) for income taxes	(3,916)	9,334	547	3,060	—	9,025
Income (loss) from continuing operations	(4,884)	12,421	681	10,189	(1,301)	17,106
Loss from discontinued operations	—	(174)	—	—	—	(174)
Equity in earnings of affiliated companies	21,816	9,569	78	—	(31,463)	—
Net income	$16,932	$21,816	$759	$10,189	$(32,764)	$16,932

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

June 30, 2009

Assets

Cash and cash equivalents	$—	$—	$—	$49,601	$(849)	$48,752
Accounts receivable, net	—	37,742	1,853	24,328	—	63,923
Intercompany receivables	—	219,124	81,403	33,323	(333,850)	—
Inventories, net	—	59,214	2,650	23,478	384	85,726
Other current assets	—	14,679	67	7,017	—	21,763
Total current assets	—	330,759	85,973	137,747	(334,315)	220,164
Investments in affiliated companies	239,588	261,862	—	—	(501,450)	—
Property, plant and equipment, net	—	58,076	6,938	51,263	—	116,277
Goodwill and other assets	—	113,919	12,784	11,133	—	137,836
Total Assets	$239,588	$764,616	$105,695	$200,143	$(835,765)	$474,277

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$1,117	$—	$—	$—	$1,117
Accounts payable	—	14,649	(317)	6,897	(849)	20,380
Intercompany payables	275,094	40,609	564	17,583	(333,850)	—
Other current liabilities	—	31,163	2,377	13,300	—	46,840
Total current liabilities	275,094	87,538	2,624	37,780	(334,699)	68,337
Long-term debt, excluding current maturities	—	305,657	—	—	—	305,657
Other liabilities	918	131,833	—	3,956	—	136,707
Total liabilities	276,012	525,028	2,624	41,736	(334,699)	510,701
Stockholders’ equity (deficit)	(36,424)	239,588	103,071	158,407	(501,066)	(36,424)
Total Liabilities and Stockholders’ Equity (Deficit)	$239,588	$764,616	$105,695	$200,143	$(835,765)	$474,277

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2008

Assets

Cash and cash equivalents	$—	$185	$—	$59,158	$(1,068)	$58,275
Accounts receivable, net	—	47,155	4,367	24,033	—	75,555
Intercompany receivables	—	189,459	77,478	5,022	(271,959)	—
Inventories, net	—	58,143	5,568	26,736	(145)	90,302
Deferred income taxes	—	4,729	—	763	—	5,492
Other current assets	—	9,461	162	5,317	—	14,940
Total current assets	—	309,132	87,575	121,029	(273,172)	244,564
Investments in affiliated companies	229,389	256,374	—	—	(485,763)	—
Property, plant and equipment, net	—	58,093	11,646	50,010	—	119,749
Goodwill and other assets	—	111,983	11,883	13,509	(2,004)	135,371
Total Assets	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$31,981	$—	$—	$—	$31,981
Accounts payable	—	16,358	3,656	9,918	(1,068)	28,864
Intercompany payables	271,959	—	—	—	(271,959)	—
Other current liabilities	—	35,714	3,052	16,967	—	55,733
Total current liabilities	271,959	84,053	6,708	26,885	(273,027)	116,578
Long-term debt, excluding current maturities	—	293,539	—	—	—	293,539
Other liabilities	950	128,601	—	5,540	(2,004)	133,087
Total liabilities	272,909	506,193	6,708	32,425	(275,031)	543,204
Stockholders’ equity (deficit)	(43,520)	229,389	104,396	152,123	(485,908)	(43,520)
Total Liabilities and Stockholders’ Equity (Deficit)	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2009

Net cash provided by (used in) operating activities	$2,319	$389	$3,799	$11,347	$219	$18,073

Purchase of property, plant & equipment	—	(3,857)	(391)	(4,263)	—	(8,511)
Proceeds from sale of assets	—	—	42	3,214	—	3,256
Net cash used in investing activities	—	(3,857)	(349)	(1,049)	—	(5,255)

Net borrowings under revolving credit facility	—	(7,000)	—	—	—	(7,000)
Repayment of term loan principal	—	(11,746)	—	—	—	(11,746)
Issuance costs related to debt	—	(1,900)	—	—	—	(1,900)
Advances from (to) affiliates	(1,971)	23,929	(3,450)	(18,508)	—	—
Other	(348)	—	—	—	—	(348)
Net cash provided by (used in) financing activities	(2,319)	3,283	(3,450)	(18,508)	—	(20,994)

Effect of exchange rate changes	—	—	—	(1,347)	—	(1,347)
Net increase (decrease) in cash and cash equivalents	—	(185)	—	(9,557)	219	(9,523)
Cash and cash equivalents at beginning of period	—	185	—	59,158	(1,068)	58,275
Cash and cash equivalents at end of period	$—	$—	$—	$49,601	$(849)	$48,752

Six Months Ended June 30, 2008

Net cash provided by (used in) operating activities	$3,876	$9,069	$3,000	$(1,713)	$(959)	$13,273

Purchase of property, plant and equipment, net of proceeds from sales	—	(5,514)	(1,777)	(3,818)		(11,109)
Acquisition of Carlton	—	(64,314)	—	—	—	(64,314)
Discontinued operations	—	1,725	—	—	—	1,725
Net cash used in investing activities	—	(68,103)	(1,777)	(3,818)	—	(73,698)

Net borrowings under revolving credit facility	—	45,000	—	—	—	45,000
Repayment of term loan principal	—	(1,613)	—	—	—	(1,613)
Advances from (to) affiliates	(4,870)	5,135	(779)	514	—	—
Other	994	—	—	—	—	994
Net cash provided by (used in) financing activities	(3,876)	48,522	(779)	514	—	44,381

Effect of exchange rate changes	—	—	—	1,236	—	1,236
Net increase (decrease) in cash and cash equivalents	—	(10,512)	444	(3,781)	(959)	(14,808)
Cash and cash equivalents at beginning of period	—	10,512	121	46,956	—	57,589
Cash and cash equivalents at end of period	$—	$—	$565	$43,175	$(959)	$42,781

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months ended June 30, 2009 (unaudited) compared to three months ended June 30, 2008 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

Three Months Ended June 30,
(Amounts in millions)	2009	2008	Change		Contributing Factor
(Amounts may not foot due to rounding)

Sales	$114.0	$155.1	$(41.1)
				(44.3)	Sales volume
				6.6	Selling price and mix
				(3.4)	Foreign currency translation

Gross profit	34.6	49.3	(14.7)
Gross margin	30.4%	31.8%		(15.6)	Sales volume
				6.6	Selling price and mix
				(6.2)	Product cost and mix
				0.5	Foreign currency translation

Operating expenses	22.7	27.7	(5.0)
				(2.7)	Gain on sale of land and building
				1.3	Plant closure and severance costs
				(2.2)	Compensation expense
				1.1	Employee benefit plans
				0.8	Provision for bad debts
				(0.9)	Depreciation
				(0.9)	Advertising
				(1.3)	Foreign currency translation
				(0.2)	Other

Operating income	12.0	21.6	(9.7)
Operating margin	10.5%	13.9%		(14.7)	Decrease in gross profit
				2.7	Gain on sale of land and building
				(1.3)	Plant closure and severance costs
				3.6	Decrease in Selling, General & Administration (“SG&A”)

Income from continuing operations	4.2	10.2	(6.0)
				(9.7)	Decrease in operating income
				0.1	Decrease in net interest expense
				(0.6)	Decrease in other income
				4.2	Decrease in income tax provision

Loss from discontinued operations	—	(0.1)	0.1
				0.2	Decrease in operating loss
				(0.1)	Decrease in tax benefit

Net income	$4.2	$10.1	$(5.9)

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

Sales in the three months ended June 30, 2009 decreased by $41.1 million (26.5%) from the same period in 2008.  This sales decrease was primarily due to decreased unit volume of $44.3 million.  $6.6 million of selling price and mix improvements partially offset this volume-related decrease in sales.  The translation of foreign currency-denominated sales transactions, given the stronger U.S. Dollar in comparison to the second quarter of 2008, reduced consolidated sales by $3.4 million in the comparative period.  International sales decreased by $32.6 million (30.9%) and domestic sales decreased by $8.4 million (17.0%).  The decrease in international sales reflected worldwide weakness in demand and poor market conditions related to the global recession, as well as the unfavorable effects from movement in foreign currency exchange rates compared to 2008.  We have continued to be cautious about extending credit to certain higher risk geographical areas during the current global recession, which we believe has contributed to a slowdown in sales and orders from our international customer base.  The decrease in U.S. sales is attributed to poor economic conditions and weakness in demand for our products.  We believe that most of our customers have reduced or delayed orders for our products, and reduced their existing inventories of our products, over their concerns about the state of the economy and lower order rates from their customers.

Consolidated order backlog at June 30, 2009 was $80.5 million compared to $84.1 million at March 31, 2009.  Backlog in the Outdoor Products segment decreased $2.8 million, while the backlog for gear components decreased by $0.8 million during the second quarter of 2009.

Gross profit decreased $14.7 million (29.8%) from the second quarter of 2008 to the second quarter of 2009.  Much lower sales volume and increases in product costs were partially offset by improved pricing and mix and the net favorable effects of movement in foreign currency exchange rates.  The higher product costs included higher year-over-year steel costs, estimated at $1.2 million, which represent a moderated pace compared to our first quarter 2009 experience.  Our manufacturing costs were also adversely affected during the second quarter of 2009 by lower production volumes, including a higher number of idle manufacturing days, which caused lower absorption rates and higher period expenses for fixed and semi-variable manufacturing costs.  Gross margin in the second quarter of 2009 was 30.4% of sales compared to 31.8% in 2008.  Gross margin was favorably affected by improved pricing and mix, as well as the net favorable foreign exchange effects, offset by the negative gross margin impact of lower production levels.

Fluctuations in currency exchange rates increased our gross profit in the second quarter of 2009 compared to 2008 by $0.5 million on a consolidated basis.  The translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported sales revenue from our sales in Europe, offset by lower reported manufacturing costs in Brazil and Canada.

SG&A was $24.0 million in the second quarter of 2009, compared to $27.6 million in the second quarter of 2008, representing a decrease of $3.6 million (13.0%).  As a percentage of sales, SG&A increased from 17.8% in the second quarter of 2008 to 21.1% in the second quarter of 2009.  This increase as a percent of sales was due to the sharp decrease in sales revenue.  Compensation expense decreased by $2.2 million year-over-year, reflecting reductions in staffing levels implemented in the first half of 2009 and a $0.3 million decrease in stock compensation expense because no awards have been granted to date in 2009.  Additionally, annual merit increases traditionally implemented in the first quarter of the fiscal year were deferred for many of our employees.  Employee benefit expenses increased by $1.1 million, primarily due to higher costs for our U.S. and Canadian defined benefit pension plans.  Expense for these plans is higher in 2009 than it was in 2008 due to increased amortization of actuarial losses and reduced return on plan assets following the significant market-related decrease in the value of the related pension assets experienced during 2008.  Our provision for bad debts increased by $0.8 million in the comparable quarterly periods, as the global recession has adversely affected our expectations for the collectability of some of our receivables.  Depreciation expense was $0.9 million lower in 2009 than in the comparable quarter, primarily because our enterprise resource planning software system became fully depreciated in the third quarter of 2008.  Advertising expense decreased by $0.9 million as we have reduced or deferred expenditures based on the slowdown in our business.  International operating expenses decreased $1.3 million from the prior year due to the stronger U.S. Dollar and its effect on the translation of foreign expenses.

On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations have moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.

In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee, during the second quarter of 2009.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  During the three months ended June 30, 2009, we recognized a total of $0.5 million in plant closure costs.  Of these charges, $0.1 million are recognized in cost of goods sold on the Consolidated Statements of Income for the three months ended June 30, 2009.  The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheets.

We also took actions during the first half of 2009 to reduce the number of employees at certain of our other locations.  During the three months ended June 30, 2009, we recognized a total of $1.0 million in severance charges related to this reduction in force.  We recognized severance charges of $0.1 million during the three months ended June 30, 2008 for similar actions involving a fewer number of employees.

Operating income decreased by $9.7 million from the second quarter of 2008 to the second quarter of 2009, resulting in an operating margin for 2009 of 10.5% of sales compared to 13.9% for 2008. The decrease was due to lower sales and gross profit, as well as plant closure and severance costs incurred in 2009, partially offset by the gain on sale of the land and building in Belgium.

Interest expense was $6.4 million in the second quarter of 2009 compared to $6.8 million in the second quarter of 2008.  The decrease was due to slightly lower average outstanding debt balances in the comparable periods, as well as slightly lower average interest rates on our variable rate debt.  However, the variable interest rate on our revolver balance increased significantly when we extended the maturity date by one year with an amendment signed on April 30, 2009.

Other income decreased $0.6 million.  Other income in 2008 included a gain on the sale of temporary cash investments.

The following table summarizes our income tax provision for continuing operations in 2009 and 2008:

	Three Months Ended June 30,
(Amounts in thousands)	2009	2008
Income from continuing operations before income taxes	$5,639	$15,845
Provision for income taxes	1,407	5,628
Effective tax rate	25.0%	35.5%

The effective tax rate for the second quarter of 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations.  Taxes on our foreign operations are lower due to increased deductions for tax purposes which are not recognized as expenses for book purposes.  Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits.  Partially offsetting these tax rate reductions were additional tax expenses recognized on interest and dividends from certain of our foreign locations.  The effective tax rate in the second quarter of 2008 was reduced from the federal statutory rate by the impact of lower tax rates on our foreign operations.

Income from continuing operations in the second quarter of 2009 was $4.2 million, or $0.09 per diluted share, compared to $10.2 million, or $0.21 per diluted share, in the second quarter of 2008.

Discontinued operations are summarized as follows:

	Three Months Ended June 30,
(Amounts in thousands)	2009	2008
Sales	$—	$—
Operating loss before taxes from discontinued operations	—	(195)
Income tax benefit	—	(74)
Loss from discontinued operations	$—	$(121)

The 2008 results consisted of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.

Segment Results.  The following table reflects segment sales and operating results for 2009 and 2008:

	Three Months Ended June 30,
(Amounts in thousands)	2009	2008	Percent Change
Sales:
Outdoor Products	$110,131	$146,356	(24.8)%
Other	3,870	8,696	(55.5)
Total sales	$114,001	$155,052	(26.5)%
Operating income:
Outdoor Products	$14,044	$24,631	(43.0)%
Other	(2,084)	(3,011)	(30.8)
Operating income	$11,960	$21,620	(44.7)%

Outdoor Products Segment.  Sales for the Outdoor Products segment decreased $36.2 million (24.8%) in the second quarter of 2009 compared to the second quarter of 2008.  Sales volume decreased by $39.3 million, reflecting weak market conditions and lower shipments for all product lines, geographic regions and sales channels.  Improved price and product mix of $6.4 million partially offset the volume decline.  Fluctuations in foreign currency exchange rates further reduced reported segment sales revenue by $3.4 million compared to the second quarter of 2008.  Sales of wood-cutting chainsaw components were down 27.8% and sales of outdoor care products were down 6.8%.  Sales of concrete-cutting products were down 35.7% due to continued weak market conditions in the construction equipment industry.  Sales to OEM customers decreased by 25.7%, while replacement market sales declined by 24.5%.  International sales decreased 30.9% for the three month comparable periods, while domestic sales declined by 9.1%.

Segment contribution to operating income decreased $10.6 million (43.0%) in the second quarter of 2009 compared to the second quarter of 2008.  The favorable effects of improved price and mix ($6.4 million), the positive effects of fluctuations in foreign currency translation rates ($1.8 million) and lower SG&A expenses ($2.0 million) were offset by lower sales volume ($13.8 million) and higher product cost and mix ($7.1 million).  The higher product cost and mix, excluding the foreign currency exchange effect, include $1.6 million in higher steel costs on a year-over-year basis and the unfavorable effects of lower production volumes.  Our manufacturing costs were adversely affected during the second quarter of 2009 by lower production volumes, including a higher number of idle manufacturing days, which caused lower absorption rates and higher period expenses for fixed and semi-variable manufacturing costs.  The decrease in SG&A expense is largely attributable to the effects of cost-cutting measures we implemented in the first half of 2009 to reduce head count and operating expenses.  These cost reductions were partially offset by increased legal costs, higher expenses for our defined benefit pension plans and an increase in the provision for bad debts.

Other.  The other category includes centralized administrative functions, the activity of our gear components manufacturing business, gain on sale of land and building and plant closure and severance costs.  Sales of gear-related products decreased 55.5% from the second quarter of 2008 to the second quarter of 2009.  Lower volume of $5.0 million was partially offset by a $0.2 million favorable effect of price and mix improvements. The contribution to operating income from our gear components business decreased $0.5 million (53.0%) year-over-year due to the lower sales volume, partially offset by reduced expenses from cost cutting actions taken during 2009.  Central administrative expenses were unchanged for the comparable periods, largely due to lower compensation expense, partially offset by higher costs for our employee benefit plans.  We recognized a gain on the sale of property in Belgium of $2.7 million in the second quarter of 2009.  Plant closure and severance costs were $1.4 million in the second quarter of 2009 compared to $0.1 million for severance expenses recognized in the second quarter of 2008.

Six months ended June 30, 2009 (unaudited) compared to six months ended June 30, 2008 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change:

Six Months Ended June 30,
(Amounts in millions)	2009	2008	Change		Contributing Factor
(Amounts may not foot due to rounding)

Sales	$230.5	$288.3	$(57.7)
				(66.0)	Sales volume
				14.5	Selling price and mix
				(6.3)	Foreign currency translation

Gross profit	72.4	91.8	(19.4)
Gross margin	31.4%	31.8%		(26.5)	Sales volume
				14.5	Selling price and mix
				(8.4)	Product cost and mix
				1.0	Foreign currency translation

Operating expenses	52.9	53.5	(0.6)
				(2.7)	Gain on sale of land and building
				3.6	Plant closure costs
				1.7	Increase in other severance costs
				(3.5)	Compensation expense
				2.2	Employee benefit plans
				2.5	Professional services
				0.8	Provision for bad debts
				(1.4)	Depreciation
				(0.9)	Advertising
				(2.5)	Foreign currency translation
				(0.4)	Other

Operating income	19.5	38.3	(18.7)
Operating margin	8.5%	13.3%		(19.4)	Decrease in gross profit
				2.7	Gain on sale of land and building
				(5.3)	Plant closure and severance costs
				3.3	Decrease in SG&A

Income from continuing operations	5.2	17.1	(11.9)
				(18.7)	Decrease in operating income
				0.7	Decrease in net interest expense
				(0.7)	Decrease in other income
				6.8	Decrease in income tax provision

Loss from discontinued operations	—	(0.2)	0.2
				0.3	Decrease in operating loss
				(0.1)	Decrease in tax benefit

Net income	$5.2	$16.9	$(11.7)

Sales in the six months ended June 30, 2009 decreased by $57.7 million (20.0%) from the same period in 2008.  This sales decrease was primarily due to decreased unit volume of $66.0 million.  This volume-related decrease was partially mitigated by the inclusion of Carlton sales for six months of 2009 and only 2 months of 2008.  Partially offsetting the volume decrease was $14.5 million of selling price and mix improvements.  The translation of foreign currency-denominated sales transactions, given the stronger U.S. Dollar in comparison to the second quarter of 2008, reduced consolidated sales by $6.3 million in the comparative period.  International sales decreased by $46.7 million (24.1%) and domestic sales decreased by $11.0 million (11.7%).  The decrease in international sales reflected worldwide weakness in demand and poor market conditions related to the global recession, as well as the $6.3 million unfavorable foreign currency exchange rate impact on reported sales compared to 2008.  We have continued to be cautious about extending credit to certain higher risk geographical areas during the current global recession, which we believe has contributed to a slowdown in sales and orders from our international customer base.  The decrease in U.S. sales is attributed to poor economic conditions related to the U.S. recession and weakness in demand for our products.  We believe that most of our customers have reduced or delayed orders for our products, and reduced their existing inventories of our products, over their concerns about the state of the economy and lower order rates from their customers.

Consolidated order backlog at June 30, 2009 was $80.5 million compared to $103.5 million at December 31, 2008.  Backlog in the Outdoor Products segment decreased $20.3 million, while the backlog for gear components decreased by $2.7 million during the first half of 2009.

Gross profit decreased $19.4 million (21.1%) from the first half of 2008 to the first half of 2009.  Much lower sales volumes and increases in product costs were partially offset by improved pricing and the net favorable effects of movement in foreign currency exchange rates.  The higher product costs were attributable to higher steel costs, estimated at $5.3 million, along with other cost increases.  Our manufacturing costs were adversely affected during the first half of 2009 by lower production volumes, including a higher number of idle manufacturing days, which caused lower absorption rates and higher period expenses for fixed and semi-variable manufacturing costs.  Gross margin in the first half of 2009 was 31.4% of sales compared to 31.8% in the first half of 2008.  Gross margin was favorably affected by improved pricing and mix, as well as the net favorable foreign exchange effects, offset by the negative gross margin impact of lower volumes and higher steel costs.

Fluctuations in currency exchange rates increased our gross profit year-to-date in 2009 compared to the first half of 2008 by $1.0 million on a consolidated basis.  The translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported sales revenue from our sales in Europe, offset by lower reported manufacturing costs in Brazil and Canada.

SG&A was $49.2 million in the first half of 2009, compared to $52.4 million in the first half of 2008, representing a decrease of $3.2 million (6.2%).  As a percentage of sales, SG&A increased from 18.2% in the first half of 2008 to 21.3% in the first half of 2009.  This increase in percent of sales was largely due to the sharp decrease in sales revenue.  Compensation expense decreased by $3.5 million year-over-year, reflecting reductions in staffing levels implemented in the first half of 2009 and a $1.7 million decrease in stock compensation expense because no awards have been granted to date in 2009.  Additionally, annual merit increases traditionally implemented in the first quarter of the fiscal year were deferred for most of our salaried employees.  Employee benefit expenses increased by $2.2 million, primarily due to higher costs for our U.S. and Canadian defined benefit pension plans.  Expense for these plans is higher in 2009 than it was in 2008 due to increased amortization of actuarial losses and reduced return on plan assets following the significant market-related decrease in the value of the related pension assets.  We expect 2009 pension expense to be $6.0 million to $6.5 million higher than it was in 2008.  Professional services expense increased by $2.5 million due primarily to higher legal costs.  The provision for bad debts increased by $0.8 million in the first half of 2009 compared to the first half of 2008, as the global recession has adversely affected our expectations for the collectability of some of our receivables.  Depreciation expense was $1.4 million lower in the first half of 2009 than in the comparable 2008 period primarily because our enterprise resource planning software system became fully depreciated in the third quarter of 2008.  Advertising expense decreased by $0.9 million, as we have reduced or deferred expenditures based on the slowdown in our business.  International operating expenses decreased $2.5 million from the prior year due to the stronger U.S. Dollar in comparison to the first half of 2008 and its effect on the translation of foreign expenses.

On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations have moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.

During the first half of 2009, we recognized a total of $3.8 million in charges related to the closure of our manufacturing plant in Milan, Tennessee, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs and $0.8 million in other expenses.  Of these charges, $0.2 million are recognized in cost of goods sold on the Consolidated Statements of Income for the six months ended June 30, 2009.

We also took actions during the first half of 2009 to reduce the number of employees at certain of our other locations.  During the six months ended June 30, 2009, we recognized a total of $2.8 million in severance charges related to this reduction in force.  Since December 31, 2008, we have reduced our number of employees by approximately 600 positions, or 17% of our total workforce.  We recognized severance charges of $1.1 million during the six months ended June 30, 2008 for similar actions involving a fewer number of employees.  We expect to incur a total of $7.0 million to $8.0 million of plant closure and severance costs for 2009.

Operating income decreased by $18.7  million from the first half of 2008 to the first half of 2009, resulting in an operating margin for 2009 of 8.5% of sales compared to 13.3% for 2008. The decrease was due to lower sales and gross profit, as well as increased plant closure and severance costs, partially offset by reduced SG&A expenses and the gain on sale of property in Belgium.

Interest expense was $12.4 million in the first half of 2009 compared to $13.7 million in the first half of 2008.  The decrease was due to lower average interest rates on our variable rate debt, partially offset by higher average outstanding debt balances.

Other income decreased $0.7 million reflecting the sale in 2008 of temporary cash investments.

The following table summarizes our income tax provision for continuing operations in 2009 and 2008:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Income from continuing operations before income taxes	$7,377	$26,131
Provision for income taxes	2,188	9,025
Effective tax rate	29.7%	34.5%

The effective tax rate for the first half of 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations.  Taxes on our foreign operations are lower due to increased deductions for tax purposes which are not recognized as expense for book purposes.  Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits.  Partially offsetting these tax rate reductions were additional tax expenses recognized on interest and dividends from certain of our foreign locations.  The effective tax rate in the first half of 2008 was also reduced from the federal statutory rate by the impact of lower tax rates on our foreign operations.

Income from continuing operations in the first half of 2009 was $5.2 million, or $0.11 per diluted share, compared to $17.1 million, or $0.35 per diluted share, in the first half of 2008.

Discontinued operations are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Sales	$—	$—
Operating loss before taxes from discontinued operations	—	(280)
Income tax benefit	—	(106)
Loss from discontinued operations	$—	$(174)

The 2008 results consisted of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.

Segment Results.  The following table reflects segment sales and operating results for 2009 and 2008:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008	Percent Change
Sales:
Outdoor Products	$221,550	$272,583	(18.7)%
Other	8,975	15,676	(42.7)
Total sales	$230,525	$288,259	(20.0)%
Operating income:
Outdoor Products	$30,513	$46,692	(34.7)%
Other	(10,973)	(8,403)	30.6
Operating income	$19,540	$38,289	(49.0)%

Outdoor Products Segment.  Sales for the Outdoor Products segment decreased $51.0 million (18.7%) in the first half of 2009 compared to the first half of 2008.  Lower sales volume reduced sales by $58.2 million, despite an increase in sales of Carlton products during the six months of 2009 compared with only two months of 2008.  This lower sales volume reflected weak market conditions and lower shipments for all product lines, geographic regions and sales channels due to the global recession.  Improved price and product mix of $13.5 million partially offset the volume decline.  Fluctuations in foreign currency exchange rates further reduced reported segment sales revenue by $6.3 million compared to the first half of 2008.  Sales of wood-cutting chainsaw components were down 19.3% and sales of outdoor care products were down 10.3%.  Sales of concrete-cutting products were down 35.8% due to continued weak market conditions in the construction equipment industry.  Sales to OEM customers decreased by 18.2%, while replacement market sales decreased by 18.9%.  International sales declined 24.1% for the first half comparable periods, while domestic sales decreased 5.7%.

Segment contribution to operating income decreased $16.2 million (34.7%) in the first half of 2009 compared to the first half of 2008.  The favorable effects of improved price and mix ($13.5 million) and the positive effects of fluctuations in foreign currency translation rates ($3.5 million) were offset by lower sales volume ($23.8 million) and higher product cost and mix ($9.4 million).  The higher product cost and mix include $5.7 million in higher steel costs on a year-over-year basis. Higher professional services costs, primarily legal fees, were offset by reduced compensation costs and lower depreciation charges.

Other.  The other category includes centralized administrative functions, the activity of our gear components manufacturing business, gain on sale of land and building and plant closure and severance costs.  Sales of gear-related products decreased 42.7% from the first half of 2008 to the first half of 2009.  Lower volume of $7.7 million was partially offset by a $1.0 million favorable effect of price and mix improvements. The contribution to operating income from our gear components business decreased $0.6 million (40.1%) year-over-year due to the lower sales volume, partially offset by reduced expenses from cost cutting actions taken during 2009.  Central administrative expenses were down $0.6 million (7.2%) for the comparable periods, largely due to lower compensation and audit expenses, partially offset by higher costs for employee benefit plans.  We recognized a pre-tax gain of $2.7 million on the sale of property in Belgium during the first half of 2009.  Plant closure and severance costs were $6.4 million in the first half of 2009 compared to $1.1 million in the first half of 2008.

Financial Condition, Liquidity and Capital Resources

Total debt at June 30, 2009 was $306.8 million compared to $325.5 million at December 31, 2008:

	June 30,	December 31,
(Amounts in thousands)	2009	2008
Revolving credit facility	$23,750	$30,750
Term loans	108,024	119,770
8 7/8% senior subordinated notes	175,000	175,000
Total debt	306,774	325,520
Less current maturities	(1,117)	(31,981)
Long-term debt	$305,657	$293,539

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 104.438% through July 31, 2009; 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 16.

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

April 2009 Amendment to Revolving Credit Facility.  On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

•                  The maturity date was extended to August 9, 2010;

•                  We reduced total availability under the revolver from $150.0 million to $90.0 million;

•                  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate plus 5.0%, or U.S. prime interest rate plus 3.25%, with a minimum rate of 7.5%, on all outstanding principal; and

•                  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.0%.

We paid fees and expenses of $1.9 million to amend the revolving credit facility. The revolving credit facility principal balance outstanding was classified as current on the December 31, 2008 Consolidated Balance Sheet because before the maturity date was extended by the amendment, the maturity date was less than 12 months from the balance sheet date at the time.  There were no changes to financial covenants, nor did this amendment affect the term loan facility.

As of June 30, 2009, the revolving credit facility provided for total available borrowings up to $90.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of June 30, 2009, the Company had the ability to borrow an additional $62.2 million under the terms of the revolving credit agreement. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date of August 9, 2010.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and also matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $106.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant requirements relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, acquisitions, loans and advances, indebtedness, and the sale of stock or assets.  The Company was in compliance with all debt covenants through June 30, 2009.  While management expects the Company to remain in compliance with all debt covenants, a further decline in operating results could make remaining in compliance more difficult in the future.

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

The revolving credit facility and the term loan facility mature on August 9, 2010.  Before these facilities mature, we will need to obtain replacement financing.  Our liquidity, capital structure and credit profile have changed significantly during the term of these agreements.   In the current global financial markets, credit facilities are generally more difficult to obtain and terms are generally less favorable to borrowers than in comparable market conditions existing at the time these facilities were established.  We are continuing our discussions with various financial institutions regarding the potential replacement of our credit facilities prior to the August 2010 maturity date.  However, given the conditions in global credit markets, any replacement financing will likely be more expensive and may contain more restrictive terms than our existing credit facilities.

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s.  There were no changes to these ratings during the three or six months ended June 30, 2009.  As of June 30, 2009, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB	Ba1
Senior subordinated notes	B	B2
General credit rating	BB- /Stable	Ba3

We intend to fund working capital, capital expenditures, debt service requirements and obligations under our pos-employment benefit plans for the next twelve months through cash flows generated from operations and the amounts available under our revolving credit facility.  We expect our financial resources will be sufficient to cover any additional increases in working capital and capital expenditures.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities and issuance of new debt or equity securities.

Interest expense was $12.4 million in the first half of 2009 compared to $13.7 million in the first half of 2008.  The decrease was due to lower average interest rates on our variable rate debt, partially offset by higher average outstanding debt balances.  Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. In addition, given the current condition of credit markets, any replacement financing will likely involve a higher interest rate premium over benchmark interest rates than we currently pay. The interest rate is fixed on the senior subordinated notes.  Our weighted average interest rate on all debt was 6.37% as of June 30, 2009 compared to 6.42% as of December 31, 2008. Cash and cash equivalents at June 30, 2009 were $48.8 million compared to $58.3 million at December 31, 2008.  As of June 30, 2009, all of our cash was held at our foreign operations.

Cash provided by operating activities is summarized in the following table:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Income from continuing operations	$5,189	$17,106
Non-cash items	12,889	13,758
Subtotal	18,078	30,864
Changes in assets and liabilities, net	529	(14,699)
Discontinued operations, net	(534)	(2,892)
Cash provided by operating activities	$18,073	$13,273

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization; stock compensation and other non-cash charges; asset impairment charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gains or losses on disposal of property, plant and equipment.

During the first six months of 2009, operating activities provided $18.1 million of cash.  Income from continuing operations plus non-cash items totaled $18.1 million in the first half of 2009, reflecting reduced income compared with the first half of 2008. The net change in working capital components and other assets and liabilities during the period provided $0.5 million in cash flow from operating activities.  Decreases in accounts receivable of $12.1 million, inventories of $4.6 million and other assets of $2.6 million, together with an increase in other liabilities of $3.3 million, all positively affected cash flows from operating activities.  These positive effects were partially offset by reductions in accounts payable and accrued expenses of $22.0 million.  Discontinued operations used $0.5 million in cash during the first half of 2009 as certain accrued obligations and liabilities related to these former operations were paid.  Cash payments during the first half of 2009 also included $10.1 million for interest and $7.3 million for income taxes. We expect to contribute a total of approximately $12 to $14 million to our funded pension plans during 2009, with the majority of it expected to be paid in the second half of the year.

During the six months ended June 30, 2008, operating activities provided $13.3 million of cash.  Income from continuing operations plus non-cash items totaled $30.9 million in the first six months of 2008, reflecting improved operating results offset by a lower amount of non-cash items.  The reduction in non-cash items reflects higher depreciation and amortization expenses offset by fluctuations in the deferred income tax provision.  In addition, purchase accounting for the Carlton acquisition resulted in non-cash charges of $1.9 million recognized in the first six months of 2008.  Non-cash charges related to the Carlton acquisition purchase accounting totaled $3.5 million for 2008, and we expect will approximate $1.8 million in each of 2009 and 2010.  The positive operating cash flow from these items was partially offset by the net increase in working capital and other assets and liabilities during the period, including an increase in accounts receivable of $8.3 million, an increase in inventories of $6.1 million and a reduction in accounts payable and accrued expenses of $3.7 million.  Discontinued operations used $2.9 million in cash during the first six months of 2008, as certain obligations and liabilities related to the sale of our Forestry Division were paid in 2008.  Cash payments during the first six months of 2008 also included $11.5 million for interest and $8.2 million for income taxes.

Cash used in investing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Proceeds from sale of assets	$3,256	$691
Purchases of property, plant and equipment	(8,511)	(11,800)
Acquisition of Carlton	—	(64,314)
Discontinued operations	—	1,725
Cash used in investing activities	$(5,255)	$(73,698)

In June 2009, we sold property in Belgium for proceeds of $3.2 million and moved our European headquarters and distribution center to new leased facilities nearby.  Purchases of property plant and equipment are primarily for productivity improvements, expanded manufacturing capacity and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies and existing equipment, with the remainder devoted to capacity and productivity improvements.  During 2009, we expect to invest $17 million to $20 million in available cash for capital expenditures compared to $26.1 million for the full year in 2008.

Discontinued operations provided net cash from investing activities of $1.7 million in the first half of 2008, as we collected the final purchase price adjustment from the sale of our Forestry Division.

Cash provided by (used in) financing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Net increase (decrease) in debt principal outstanding	$(18,746)	$43,387
Issuance costs related to debt	(1,900)	—
Proceeds and tax effects from stock-based compensation	(348)	994
Cash provided by (used in) financing activities	$(20,994)	$44,381

Cash used in financing activities in the first half of 2009 consisted of $18.7 million in net repayments of principal on our revolving credit and term debt facilities.  We also incurred $1.9 million in costs to amend and extend the maturity date of our revolving credit facility.  Cash provided by financing activities in the first half of 2008 consisted of net borrowing under our revolving credit facility, primarily to fund the acquisition of Carlton, partially offset by scheduled quarterly principal payments on our term debt facility.  Activity under our stock compensation plans, including the related income tax effects, used $0.3 million of cash during the first half of 2009 and provided $1.0 million in cash during the first half of 2008.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim periods.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted.  We have elected to adopt this FSP effective for the quarter ended March 31, 2009.  With this early adoption, we have also elected to adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  The impact of adopting these various FSPs resulted in expanded disclosures in the notes to our consolidated financial statements.

In May 2009, the FASB issued FAS No. 165.  FAS No. 165 sets out general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FAS No. 165 requires disclosure of the date through which subsequent events have been evaluated, the nature of any event and an estimate of its financial effect or disclosure that such estimate cannot be made.  The provisions of FAS No. 165 were adopted by us in the quarter ended June 30, 2009 and have resulted in additional disclosure regarding subsequent events.

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

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Our 8 7/8% senior subordinated notes carry a fixed interest rate.  The interest rates are variable on our term and revolver loans and we are subject to market risk from movement in benchmark rates.  When we amended the revolving credit facility in April 2009, the interest rate on our revolving credit facility was increased significantly.  Given the current global economic environment and global credit markets, we will continue to be subject to market risk and will likely incur higher interest expense and borrowing costs on any replacement financing we obtain.

See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K, filed with the SEC on March 10, 2009, for further discussion of market risk.

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

PART II   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were taken at our annual meeting of stockholders, which was held on May 28, 2009:

1.  The stockholders elected the eight nominees for director to our Board of Directors.  The eight directors elected, along with the voting results, are as follows:

	No. of Shares	No. of Shares
Name	Voting For	Withheld Voting

R. Eugene Cartledge	25,420,517	19,474,254
Joshua L. Collins	43,946,159	948,612
Eliot M. Fried	25,418,775	19,475,997
Thomas J. Fruechtel	44,309,996	584,776
E. Daniel James	25,378,196	19,516,575
Robert D. Kennedy	25,417,341	19,477,430
Harold E. Layman	23,425,387	21,469,385
James S. Osterman	43,997,405	897,367

2.  The stockholders ratified the appointment by our Audit Committee of PricewaterhouseCoopers LLP as the Corporation’s independent auditors.  The vote was as follows:

For	44,526,115
Against	354,903
Abstain	13,753

ITEM 6.  EXHIBITS

(a) Exhibits:

**10.01 Sixth Amendment to Amended and Restated Credit Agreement dated April 30, 2009.

**10.02 Sixth Amendment Fee Letter dated April 30, 2009.

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

BLOUNT INTERNATIONAL, INC.

Registrant

/s/ Calvin E. Jenness	/s/ Mark V. Allred
Calvin E. Jenness	Mark V. Allred
Senior Vice President and	Vice President and Corporate Controller
Chief Financial Officer	(Principal Accounting Officer)

Dated: August 7, 2009