Form 10-Q
period 2009-09-30
BLOUNT INTERNATIONAL INC
filed 2009-11-06
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 3, 2009 there were 47,714,461 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Sales	$130,361	$175,006	$360,886	$463,265
Cost of sales	85,513	118,470	243,609	314,929
Gross profit	44,848	56,536	117,277	148,336
Selling, general and administrative expenses	23,581	26,080	72,767	78,518
Gain on sale of land and building	—	—	(2,701)	—
Plant closure and severance costs	482	446	6,886	1,519
Operating income	20,785	30,010	40,325	68,299
Interest income	35	301	190	1,032
Interest expense	(6,160)	(6,873)	(18,516)	(20,533)
Other income, net	369	690	406	1,461
Income from continuing operations before income taxes	15,029	24,128	22,405	50,259
Provision for income taxes	3,687	9,146	5,874	18,171
Income from continuing operations	11,342	14,982	16,531	32,088
Discontinued operations:
Loss before income taxes	—	(87)	—	(367)
Income tax provision	—	145	—	39
Loss from discontinued operations	—	(232)	—	(406)
Net income	$11,342	$14,750	$16,531	$31,682

Basic income per share:
Continuing operations	$0.24	$0.31	$0.35	$0.68
Discontinued operations	—	—	—	(0.01)
Net income	$0.24	$0.31	$0.35	$0.67

Diluted income per share:
Continuing operations	$0.23	$0.31	$0.34	$0.67
Discontinued operations	—	—	—	(0.01)
Net income	$0.23	$0.31	$0.34	$0.66

Weighted average shares used in per share calculations:
Basic	47,766	47,624	47,751	47,440
Diluted	48,271	48,248	48,210	48,079

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$58,140	$58,275
Accounts receivable, net of allowance for doubtful accounts of $4,166 and $3,800 respectively	72,759	75,555
Inventories, net	81,225	90,302
Deferred income taxes	5,851	5,492
Other current assets	18,787	14,940
Total current assets	236,762	244,564
Property, plant and equipment, net	115,717	119,749
Deferred financing costs	5,449	6,679
Deferred income taxes	23,720	21,679
Intangible assets	12,744	13,864
Assets held for sale	900	1,429
Goodwill	66,071	66,071
Other assets	26,486	25,649
Total Assets	$487,849	$499,684

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$135,244	$31,981
Accounts payable	25,085	28,864
Accrued expenses	46,424	55,235
Deferred income taxes	517	498
Total current liabilities	207,270	116,578
Long-term debt, excluding current maturities	175,000	293,539
Deferred income taxes	2,470	2,223
Employee benefit obligations	86,847	93,898
Other liabilities	38,416	36,966
Total liabilities	510,003	543,204
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,714,461 and 47,614,236 outstanding, respectively	477	476
Capital in excess of par value of stock	580,732	579,930
Accumulated deficit	(563,017)	(579,548)
Accumulated other comprehensive loss	(40,346)	(44,378)
Total stockholders’ deficit	(22,154)	(43,520)
Total Liabilities and Stockholders’ Deficit	$487,849	$499,684

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008

Cash flows from operating activities:
Income from continuing operations	$16,531	$32,088
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation of property, plant and equipment	14,983	15,974
Amortization	4,250	5,721
Stock compensation and other non-cash charges	2,066	2,919
Asset impairment charges	1,960	—
Excess tax expense (benefit) from share-based compensation	68	(459)
Deferred income tax (benefit) expense	(1,730)	285
Gain on sale of assets	(2,552)	(1,287)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,951	(10,340)
(Increase) decrease in inventories	10,155	(2,715)
(Increase) decrease in other assets	836	2,072
Increase (decrease) in accounts payable	(4,367)	(2,081)
Increase (decrease) in accrued expenses	(12,358)	(994)
Increase (decrease) in other liabilities	(5,832)	2,725
Discontinued operations	(106)	(4,199)
Net cash provided by operating activities	28,855	39,709

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,069)	(17,675)
Proceeds from sale of assets	3,282	1,349
Acquisition of Carlton Holdings, Inc.	—	(64,381)
Discontinued operations	—	1,725
Net cash used in investing activities	(9,787)	(78,982)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(3,250)	37,000
Repayment of term loan principal	(12,026)	(1,921)
Issuance costs related to debt	(1,900)	—
Excess tax benefit (expense) from share-based compensation	(68)	459
Proceeds from share-based compensation activity	231	575
Taxes paid on restricted stock units	(328)	—
Net cash provided by (used in) financing activities	(17,341)	36,113

Effect of exchange rate changes	(1,862)	(852)

Net decrease in cash and cash equivalents	(135)	(4,012)
Cash and cash equivalents at beginning of period	58,275	57,589
Cash and cash equivalents at end of period	$58,140	$53,577

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2008	47,614	$476	$579,930	$(579,548)	$(44,378)	$(43,520)

Net income				16,531		16,531
Other comprehensive income:
Foreign currency translation adjustment					923	923
Unrealized gains					3,109	3,109
Comprehensive income, net						20,563
Stock options, stock appreciation rights and restricted stock	100	1	(166)			(165)
Stock compensation expense			968			968

Balance September 30, 2009	47,714	$477	$580,732	$(563,017)	$(40,346)	$(22,154)

Other comprehensive income for the three and nine months ended September 30, 2009 was $2.4 million and $4.0 million, respectively.  Other comprehensive loss for the three and nine months ended September 30, 2008 was $2.0 million and $1.5 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited consolidated financial statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”).  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows and changes in stockholders’ deficit for the periods presented.

The accompanying financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Subsequent Events Review.  We have performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

Accounting Standards Codification.  The Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (the “ASC”) in June 2009 effective for reporting periods ending after September 15, 2009.  The ASC is now the single source for all authoritative accounting standards generally accepted in the U.S.  The ASC has been applied to this report on Form 10-Q and any references to authoritative accounting standards have been modified accordingly.  Implementation of the ASC had no effect on our results of operations or financial condition.

NOTE 2:  ACQUISITION OF CARLTON HOLDINGS, INC.

On May 2, 2008, we acquired all of the outstanding stock of Carlton Holdings, Inc. and its subsidiaries (collectively, “Carlton”), a manufacturer of cutting chain for chainsaws located near Portland, Oregon.  The Company paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and also assumed liabilities totaling $21.3 million.  Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition.  The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under our revolving credit facility.  The operating results of Carlton are included in the consolidated financial statements from May 2, 2008 forward.  We accounted for the acquisition in accordance with ASC 805.  Accordingly, Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.

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

NOTE 3:  DISCONTINUED OPERATIONS

On November 5, 2007, we sold our Forestry Division, which constituted the majority of our Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million.  Under the terms of the related asset purchase agreement, $8.8 million of the gross proceeds was initially held in escrow for up to three years from the transaction date.  As of September 30, 2009, $6.1 million of these proceeds remain in escrow.  We recognized a pretax gain of $26.0 million, net of related transaction expenses, on the sale in 2007.  The Forestry Division is reported as discontinued operations for all periods presented.  The 2008 results consist of wind-down and exit activities related to this business.

Discontinued operations are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008

Sales	$—	$—
Operating loss before taxes from discontinued operations	—	(367)
Income tax provision	—	39
Loss from discontinued operations	$—	$(406)

NOTE 4:  RESTRUCTURING ACTIVITIES

Gain on Sale of Land and Building.  On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations have been moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.

Plant Closure Costs.  In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee during the second quarter of 2009.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  For the nine months ended September 30, 2009, we have recognized a total of $3.8 million in charges related to this plant closure, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs and $0.8 million in other expenses.  Of these charges, $0.3 million is recognized in cost of goods sold on the Consolidated Statements of Income for the nine months ended September 30, 2009.  The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheets.

Severance Costs.  We have taken actions during 2008 and 2009 to reduce the number of employees at certain of our other locations.  During the three and nine months ended September 30, 2009, we recognized a total of $0.5 million and $3.4 million, respectively, in severance charges related to this reduction in force.  Since December 31, 2008, we have reduced our number of employees by more than 600 positions, or 17% of our total workforce.  We recognized severance charges of $0.4 million and $1.5 million, respectively, during the three and nine months ended September 30, 2008 for similar actions.

NOTE 5:  INVENTORIES, NET

Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2009	2008
Raw materials and supplies	$10,373	$14,260
Work in progress	13,737	14,169
Finished goods	57,115	61,873
Total inventories, net	$81,225	$90,302

NOTE 6:  LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2009	2008
Revolving credit facility	$27,500	$30,750
Term loans	107,744	119,770
8 7/8% senior subordinated notes	175,000	175,000
Total debt	310,244	325,520

Less current maturities	(135,244)	(31,981)
Long-term debt	$175,000	$293,539

The weighted average interest rate on outstanding debt as of September 30, 2009 was 6.37%.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 16.

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

•                 The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate plus 5.0% or U.S. prime interest rate plus 3.25%, with a minimum rate of 7.5%, on all outstanding principal; and

•                 The commitment fee on unused borrowing capacity was increased from 0.375% to 1.0%.

We paid fees and expenses of $1.9 million to amend the revolving credit facility in April 2009. The revolving credit facility principal balance outstanding was classified as current on the December 31, 2008 Consolidated Balance Sheet because, before the maturity date was extended by the amendment, the maturity date was less than 12 months from the balance sheet date at the time.  There were no changes to financial covenants, nor did this amendment affect the term loan facility.

As of September 30, 2009, the revolving credit facility provided for total borrowing capacity up to $90.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of September 30, 2009, the Company had the ability to borrow an additional $45.9 million under the terms of the revolving credit agreement. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date of August 9, 2010.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and also matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $106.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant calculations relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, acquisitions, loans and advances, indebtedness and the sale of stock or assets.  The Company was in compliance with all debt covenants through September 30, 2009.

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

The revolving credit facility and the term loan facility mature on August 9, 2010 and are therefore classified as current liabilities on the balance sheet as of September 30, 2009.  Before these facilities mature, we plan to obtain replacement financing.  We are currently in negotiations with GECC to amend and extend these senior credit facilities.  If successful, we expect to complete the amendment and extension by the end of 2009.  The proposed terms include an extension of the maturity date, an increase in the interest rate applicable to the term loans and a reduction in the borrowing capacity of the revolving credit facility.  However, given the conditions in global credit markets, we may not be successful in consummating the proposed agreements.

NOTE 7:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in the U.S., Canada and Belgium.  The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees.  The U.S. defined benefit pension plan and the associated nonqualified plan have been frozen since December 31, 2006.  Employees who currently participate in these U.S. plans no longer accrue benefits and new employees hired since December 31, 2006 are not eligible to participate.  All retirement benefits accrued up to the time of the freeze were preserved.

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2009	2008	2009	2008
Service cost	$548	$987	$66	$63
Interest cost	2,656	2,765	505	538
Expected return on plan assets	(2,504)	(3,565)	—	—
Amortization of prior service cost	(2)	(2)	—	2
Amortization of net actuarial losses	1,261	288	192	208
Total net periodic benefit cost	$1,959	$473	$763	$811

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2009	2008	2009	2008
Service cost	$1,644	$2,961	$198	$189
Interest cost	7,968	8,295	1,515	1,614
Expected return on plan assets	(7,512)	(10,695)	—	—
Amortization of prior service cost	(6)	(6)	—	6
Amortization of net actuarial losses	3,783	864	576	624
Total net periodic benefit cost	$5,877	$1,419	$2,289	$2,433

In September 2009, we made a contribution of $10 million to the U.S. defined benefit pension plan.  We expect to contribute a total of approximately $14 million to $15 million to our funded pension plans during 2009.

The Company also sponsors a defined contribution 401(k) plan covering most employees in the U.S.

NOTE 8:  COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:

September 30,
(Amounts in thousands)	2009
Letters of credit outstanding	$4,168
Other financial guarantees	1,163
Total financial guarantees and commitments	$5,331

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

NOTE 10:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2009	2008	2009	2008
Shares for basic per share computation – weighted average common shares outstanding	47,766	47,624	47,751	47,440
Dilutive effect of common stock equivalents	505	624	459	639
Shares for diluted per share computation	48,271	48,248	48,210	48,079
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	1,547	2,299	1,607	1,677

The amount of unvested restricted stock and restricted stock units (“RSUs”) considered participating securities at September 30, 2008 and September 30, 2009 was 305,000 and 176,000, respectively.  The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 11:  STOCK-BASED COMPENSATION

The Company did not make any stock-based compensation awards during the nine months ended September 30, 2009, but did make the following awards during the nine months ended September 30, 2008:

(Amounts in thousands)	2008
SARs granted	305
Shares of restricted stock granted	54
RSUs granted	125

Aggregate fair value of SARs granted	$1,259
Aggregate fair value of restricted stock and RSUs granted	$2,148
Effect of accelerated expense recognition due to grantee retirement-eligible status	$491

On October 19, 2009, the Company granted 750,000 stock options to its President, Chief Operating Officer and CEO Designate.  These options vest ratably over a three-year period, and have a total fair value of $3.2 million, which will be recognized as compensation expense over the vesting period beginning in the fourth quarter of 2009.

Under terms of the Company’s stock compensation plans, employee grantees who are retirement eligible generally receive continued vesting after retirement.  In such circumstances, stock-based compensation expense is recognized on an accelerated basis.  The effect of such accelerated expense recognition for 2009 was to reduce by $1.0 million the expense that otherwise would have been recognized in 2009 on stock compensation grants made and expensed in earlier years.

The following assumptions were used to estimate the fair value of SARs in the nine months ended September 30, 2008:

2008
Estimated average life	6 years
Risk-free interest rate	2.7%
Expected volatility	32.4%
Weighted average volatility	32.4%
Dividend yield	0.0%
Weighted average grant date fair value	$4.37

As of September 30, 2009, the total unrecognized stock-based compensation expense related to previously granted awards was $1.0 million. The weighted average period over which this expense is expected to be recognized is 10 months.  The Company’s policy upon the exercise of options, restricted stock awards, RSUs or SARs has been to issue new shares into the market place.

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

Certain financial information by segment is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Sales:
Outdoor Products	$126,923	$166,217	$348,473	$438,800
Other	3,438	8,789	12,413	24,465
Total sales	$130,361	$175,006	$360,886	$463,265

Operating income:
Outdoor Products	$25,506	$34,552	$56,020	$81,244
Other	(4,721)	(4,542)	(15,695)	(12,945)
Operating income	$20,785	$30,010	$40,325	$68,299

NOTE 13:  SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Interest paid	$19,674	$21,654
Income taxes paid, net	9,932	11,846

NOTE 14:  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia and the U.S. The Company sells to customers in these locations and other countries throughout the world. At September 30, 2009, approximately 74% of accounts receivable were from customers outside the U.S. If the U.S. Dollar strengthens against foreign currencies, as it did during the latter half of 2008, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed.  They may have difficulty in repaying these amounts, and in turn, the Company’s bad debt expense may increase.  Accounts receivable are principally from distributors, dealers, mass merchants, chainsaw manufacturers and other original equipment manufacturers (“OEMs”) and are normally not collateralized.

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

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at September 30, 2009 and December 31, 2008 are presented below.  See also Note 6.

	September 30, 2009		December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$107,744	$103,434	$119,770	$107,194
8 7/8% senior subordinated notes	175,000	179,375	175,000	159,478

Derivative Financial Instruments and Foreign Currency Hedging.  The Company makes regular payments to its wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”), for contract manufacturing services performed by Blount Canada for conversion of raw materials into finished goods. We are exposed to changes in Canadian Dollar to U.S. Dollar exchange rates from these transactions since most conversion costs are incurred in Canadian Dollars.  Changes in the Canadian Dollar to U.S. Dollar exchange rates may adversely affect our results of operations and financial position.

Since October, 2008, we have managed a portion of Canadian Dollar exchange rate exposures with derivative financial instruments.  These derivative financial instruments are zero-cost collar option combinations, consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. We apply cash flow hedge accounting to our Canadian Dollar-related derivative financial instruments and therefore defer the gains or losses on those instruments in accumulated other comprehensive loss on the Consolidated Balance Sheets until maturity.

During the three and nine months ended September 30, 2009, a gain of $0.4 million and a loss of $0.6 million, respectively, were recognized in cost of goods sold on the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments.  Gains and losses on these Canadian Dollar derivative financial instruments are offset in cost of goods sold by the effects of currency exchange rate changes on the underlying transactions.  During 2008, none of these contracts matured and no amounts were recognized in the Consolidated Statements of Income.  Through September 30, 2009, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness.  The aggregate notional amount of these Canadian Dollar contracts outstanding was $35.3 million at September 30, 2009 and $51.4 million at December 31, 2008.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements.  The change in fair value of these instruments is recognized in interest income on the Consolidated Statements of Income.  Any change in fair value on these derivative contracts is fully offset by the change in fair value of the underlying investments.  The Consolidated Statements of Income include income of $0.7 million and expense of $1.0 million, respectively, for the three and nine months ended September 30, 2009, and income of $2.2 million and $1.6 million, respectively, for the three and nine months ended September 30, 2008 from the change in fair value of these interest rate swap contracts. The aggregate notional amount of these interest rate swap agreements outstanding was $12.0 million at September 30, 2009 and $10.3 million at December 31, 2008.

As of December 31, 2008, the fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Interest rate swaps included in cash and cash equivalents on the Consolidated Balance Sheets	$446	$446	$—	$446	$—
Foreign currency zero-cost collar forward contracts included in current liabilities and accumulated other comprehensive loss on the Consolidated Balance Sheets	(1,837)	(1,837)	—	(1,837)	—

As of September 30, 2009, the fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Interest rate swaps included in cash and cash equivalents on the Consolidated Balance Sheets	$(856)	$(856)	$—	$(856)	$—
Foreign currency zero-cost collar forward contracts included in current assets and accumulated other comprehensive loss on the Consolidated Balance Sheets	3,103	3,103	—	3,103	—

The amounts included in accumulated other comprehensive loss on the Consolidated Balance Sheets are expected to be reclassified to the Consolidated Income Statement within the next twelve months.

As specified in ASC 820.10, the framework for measuring fair value is based on independent observable inputs of market data and is based on the following hierarchy:

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

NOTE 15:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB revised the authoritative guidance for business combinations.  The revised guidance was effective for us on January 1, 2009.  The impact of this revised guidance will depend on the nature, terms and size of any business combinations completed after the effective date.  In addition, certain transaction-related expenses that would have been capitalized as part of a transaction under previous authoritative guidance are expensed as incurred under the revised guidance beginning January 1, 2009.

In December 2007, the FASB issued authoritative guidance on non-controlling interests in consolidated financial statements.  The new authoritative guidance was effective for us on January 1, 2009 and did not have a material impact on our financial position or results of operations.

In April 2008, the FASB revised authoritative guidance regarding the determination of the useful life of intangible assets.  This revised authoritative guidance amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets. The revised authoritative guidance was effective for us on January 1, 2009.  The impact of adopting this revised authoritative guidance depends on the nature, terms and size of any business combinations completed after the effective date.

In June 2008, the FASB issued new authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraph 45-60B of ASC 260.10.45.  This authoritative guidance was effective for us on January 1, 2009 and had no impact on the calculation of earnings per share.

In December 2008, the FASB revised authoritative guidance regarding employers’ disclosures about postretirement benefit plan assets to require expanded disclosures about plan assets of a defined benefit pension or other postretirement plan.  In September 2009, the FASB further revised the authoritative guidance for fair value measurements and disclosures to permit a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment.  This revised authoritative guidance will be effective for us in our 2009 Form 10-K, and will result in expanded disclosures in the notes to our consolidated financial statements.

In April 2009, the FASB revised authoritative guidance regarding interim disclosures about fair value of financial instruments.  This revised authoritative guidance requires expanded disclosures about fair value of financial instruments for interim periods and also requires those disclosures in summarized financial information at interim reporting periods.  We adopted this revised authoritative guidance in the first quarter of 2009. With this adoption, we also adopted new authoritative guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly and recognition and presentation of other-than-temporary impairments.  The impact of adopting this authoritative guidance resulted in expanded disclosures in the notes to our consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance on subsequent events that sets out general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This authoritative guidance requires disclosure of the date through which subsequent events have been evaluated, the nature of any event and an estimate of its financial effect or disclosure that such estimate cannot be made.  We adopted this authoritative guidance in the quarter ended June 30, 2009 and such adoption resulted in additional disclosure regarding subsequent events.

In August 2009, the FASB revised the authoritative guidance on fair value measurements and disclosures for liabilities.  This revised authoritative guidance was effective for us in the quarter ended September 30, 2009 and did not have a material impact on our financial position, results of operations or fair value disclosures.

NOTE 16:  CONSOLIDATING FINANCIAL INFORMATION

See Note 6 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed consolidating statements of operations, balance sheets and statements of cash flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries:

Condensed Consolidating Statement of Income Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended September 30, 2009
Sales	$—	$101,484	$3,436	$75,187	$(49,746)	$130,361
Cost of sales	—	68,934	2,645	62,782	(48,848)	85,513
Gross profit	—	32,550	791	12,405	(898)	44,848
Operating expenses, net	—	16,193	526	7,344	—	24,063
Operating income	—	16,357	265	5,061	(898)	20,785
Other income (expense), net	(2,931)	(2,562)	145	(408)	—	(5,756)
Income (loss) from continuing operations before income taxes	(2,931)	13,795	410	4,653	(898)	15,029
Provision (benefit) for income taxes	(1,702)	5,304	(37)	122	—	3,687
Income (loss) from continuing operations	(1,229)	8,491	447	4,531	(898)	11,342
Equity in earnings of affiliated companies	12,571	4,080	—	—	(16,651)	—
Net income	$11,342	$12,571	$447	$4,531	$(17,549)	$11,342

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Nine Months Ended September 30, 2009
Sales	$—	$267,467	$17,310	$202,677	$(126,568)	$360,886
Cost of sales	—	187,811	14,891	167,060	(126,153)	243,609
Gross profit	—	79,656	2,419	35,617	(415)	117,277
Operating expenses	—	51,085	5,848	20,019	—	76,952
Operating income (loss)	—	28,571	(3,429)	15,598	(415)	40,325
Other income (expense), net	(8,697)	(8,796)	387	(814)	—	(17,920)
Income (loss) from continuing operations before income taxes	(8,697)	19,775	(3,042)	14,784	(415)	22,405
Provision (benefit) for income taxes	(4,052)	9,214	(1,418)	2,130	—	5,874
Income (loss) from continuing operations	(4,645)	10,561	(1,624)	12,654	(415)	16,531
Equity in earnings of affiliated companies	21,176	10,615	—	—	(31,791)	—
Net income	$16,531	$21,176	$(1,624)	$12,654	$(32,206)	$16,531

Condensed Consolidating Statement of Income Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended September 30, 2008
Sales	$—	$125,855	$12,979	$96,446	$(60,274)	$175,006
Cost of sales	—	91,113	10,561	79,273	(62,477)	118,470
Gross profit	—	34,742	2,418	17,173	2,203	56,536
Operating expenses	—	16,560	1,039	8,927	—	26,526
Operating income	—	18,182	1,379	8,246	2,203	30,010
Other income (expense), net	(4,093)	(1,578)	141	(352)	—	(5,882)
Income (loss) from continuing operations before income taxes	(4,093)	16,604	1,520	7,894	2,203	24,128
Provision (benefit) for income taxes	(1,431)	7,066	637	2,874	—	9,146
Income (loss) from continuing operations	(2,662)	9,538	883	5,020	2,203	14,982
Loss from discontinued operations	—	(196)	(36)	—	—	(232)
Equity in earnings of affiliated companies	17,412	8,070	50	—	(25,532)	—
Net income	$14,750	$17,412	$897	$5,020	$(23,329)	$14,750

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Nine Months Ended September 30, 2008
Sales	$—	$330,653	$36,505	$275,271	$(179,164)	$463,265
Cost of sales	—	238,244	30,183	226,568	(180,066)	314,929
Gross profit	—	92,409	6,322	48,703	902	148,336
Operating expenses	—	49,166	3,142	27,729	—	80,037
Operating income	—	43,243	3,180	20,974	902	68,299
Other income (expense), net	(12,893)	(5,747)	431	169	—	(18,040)
Income (loss) from continuing operations before income taxes	(12,893)	37,496	3,611	21,143	902	50,259
Provision (benefit) for income taxes	(5,347)	16,016	1,568	5,934	—	18,171
Income (loss) from continuing operations	(7,546)	21,480	2,043	15,209	902	32,088
Loss from discontinued operations	—	(370)	(36)	—	—	(406)
Equity in earnings of affiliated companies	39,228	18,118	128	—	(57,474)	—
Net income	$31,682	$39,228	$2,135	$15,209	$(56,572)	$31,682

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

September 30, 2009

Assets

Cash and cash equivalents	$—	$1,911	$—	$56,334	$(105)	$58,140
Accounts receivable, net	—	38,367	1,575	32,817	—	72,759
Intercompany receivables	—	222,862	89,990	30,789	(343,641)	—
Inventories, net	—	54,600	2,462	24,574	(411)	81,225
Other current assets	—	16,452	1,455	8,149	(1,418)	24,638
Total current assets	—	334,192	95,482	152,663	(345,575)	236,762
Investments in affiliated companies	254,596	273,954	—	—	(528,550)	—
Property, plant and equipment, net	—	57,346	6,686	51,685	—	115,717
Goodwill and other assets	—	110,761	12,784	11,825	—	135,370
Total Assets	$254,596	$776,253	$114,952	$216,173	$(874,125)	$487,849

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$135,244	$—	$—	$—	$135,244
Accounts payable	—	16,588	825	9,195	(1,523)	25,085
Intercompany payables	275,836	42,032	23	25,750	(343,641)	—
Other current liabilities	—	30,264	2,590	14,087	—	46,941
Total current liabilities	275,836	224,128	3,438	49,032	(345,164)	207,270
Long-term debt, excluding current maturities	—	175,000	—	—	—	175,000
Other liabilities	914	122,529	—	4,290	—	127,733
Total liabilities	276,750	521,657	3,438	53,322	(345,164)	$510,003
Stockholders’ equity (deficit)	(22,154)	254,596	111,514	162,851	(528,961)	(22,154)
Total Liabilities and Stockholders’ Equity (Deficit)	$254,596	$776,253	$114,952	$216,173	$(874,125)	$487,849

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2008

Assets

Cash and cash equivalents	$—	$185	$—	$59,158	$(1,068)	$58,275
Accounts receivable, net	—	47,155	4,367	24,033	—	75,555
Intercompany receivables	—	189,459	77,478	5,022	(271,959)	—
Inventories, net	—	58,143	5,568	26,736	(145)	90,302
Deferred income taxes	—	4,729	—	763	—	5,492
Other current assets	—	9,461	162	5,317	—	14,940
Total current assets	—	309,132	87,575	121,029	(273,172)	244,564
Investments in affiliated companies	229,389	256,374	—	—	(485,763)	—
Property, plant and equipment, net	—	58,093	11,646	50,010	—	119,749
Goodwill and other assets	—	111,983	11,883	13,509	(2,004)	135,371
Total Assets	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$31,981	$—	$—	$—	$31,981
Accounts payable	—	16,358	3,656	9,918	(1,068)	28,864
Intercompany payables	271,959	—	—	—	(271,959)	—
Other current liabilities	—	35,714	3,052	16,967	—	55,733
Total current liabilities	271,959	84,053	6,708	26,885	(273,027)	116,578
Long-term debt, excluding current maturities	—	293,539	—	—	—	293,539
Other liabilities	950	128,601	—	5,540	(2,004)	133,087
Total liabilities	272,909	506,193	6,708	32,425	(275,031)	543,204
Stockholders’ equity (deficit)	(43,520)	229,389	104,396	152,123	(485,908)	(43,520)
Total Liabilities and Stockholders’ Equity (Deficit)	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Nine Months Ended September 30, 2009

Net cash provided by operating activities	$4,018	$(1,215)	$12,774	$12,315	$963	$28,855

Purchases of property, plant & equipment	—	(5,764)	(412)	(6,893)	—	(13,069)
Proceeds from sale of assets	—	—	42	3,240	—	3,282
Net cash used in investing activities	—	(5,764)	(370)	(3,653)	—	(9,787)

Net repayments under revolving credit facility	—	(3,250)	—	—	—	(3,250)
Repayment of term loan principal	—	(12,026)	—	—	—	(12,026)
Issuance costs related to debt	—	(1,900)	—	—	—	(1,900)
Advances from (to) affiliates	(3,853)	25,881	(12,404)	(9,624)	—	—
Other	(165)	—	—	—	—	(165)
Net cash provided by (used in) financing activities	(4,018)	8,705	(12,404)	(9,624)	—	(17,341)

Effect of exchange rate changes	—	—	—	(1,862)	—	(1,862)
Net increase (decrease) in cash and cash equivalents	—	1,726	—	(2,824)	963	(135)
Cash and cash equivalents at beginning of period	—	185	—	59,158	(1,068)	58,275
Cash and cash equivalents at end of period	$—	$1,911	$—	$56,334	$(105)	$58,140

Nine Months Ended September 30, 2008

Net cash provided by (used in) operating activities	$5,304	$20,605	$(3,084)	$16,884	$—	$39,709

Purchases of property, plant and equipment, net of proceeds from sales	—	(8,444)	(2,094)	(5,788)	—	(16,326)
Acquisition of Carlton	—	(64,381)	—	—	—	(64,381)
Discontinued operations	—	1,725	—	—	—	1,725
Net cash used in investing activities	—	(71,100)	(2,094)	(5,788)	—	(78,982)

Net borrowings under revolving credit facility	—	37,000	—	—	—	37,000
Repayment of term loan principal	—	(1,921)	—	—	—	(1,921)
Advances from (to) affiliates	(6,338)	8,081	5,057	(6,800)	—	—
Other	1,034	—	—	—	—	1,034
Net cash provided by (used in) financing activities	(5,304)	43,160	5,057	(6,800)	—	36,113

Effect of exchange rate changes	—	—	—	(852)	—	(852)
Net increase (decrease) in cash and cash equivalents	—	(7,335)	(121)	3,444	—	(4,012)
Cash and cash equivalents at beginning of period	—	10,512	121	46,956	—	57,589
Cash and cash equivalents at end of period	$—	$3,177	$—	$50,400	$—	$53,577

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report.

Operating Results

Three months ended September 30, 2009 (unaudited) compared to three months ended September 30, 2008 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Three Months Ended September 30,
(Amounts in millions)	2009	2008	Change		Contributing Factor
(Amounts may not foot due to rounding)

Sales	$130.4	$175.0	$(44.6)
				(46.5)	Sales volume
				4.3	Selling price and mix
				(2.5)	Foreign currency translation

Gross profit	44.8	56.5	(11.7)
Gross margin	34.4%	32.3%		(15.0)	Sales volume
				4.3	Selling price and mix
				(2.6)	Product cost and mix
				1.6	Foreign currency translation

Selling, General & Administration (“SG&A”)	23.6	26.1	(2.5)
				(2.0)	Compensation expense
				1.6	Employee benefit plans
				(0.5)	Professional services
				(0.3)	Depreciation
				(0.4)	Advertising
				(0.7)	Foreign currency translation
				(0.2)	Other

Plant closure and severance costs	0.5	0.4	0.1

Operating income	20.8	30.0	(9.2)
Operating margin	15.9%	17.1%		(11.7)	Decrease in gross profit
				2.5	Decrease in SG&A

Income from continuing operations	11.3	15.0	(3.6)
				(9.2)	Decrease in operating income
				0.4	Decrease in net interest expense
				(0.3)	Decrease in other income
				5.5	Decrease in income tax provision

Loss from discontinued operations	—	(0.2)	0.2
				0.1	Decrease in operating loss
				0.1	Decrease in tax provision

Net income	$11.3	$14.8	$(3.4)

Sales in the three months ended September 30, 2009 decreased by $44.6 million (25.5%) from the same period in 2008.  This sales decrease was primarily due to decreased unit volume of $46.5 million.  Selling price and mix improvements of $4.3 million partially offset the volume-related decrease in sales.  The translation of foreign currency-denominated sales transactions, given the stronger U.S. Dollar in comparison to the third quarter of 2008, reduced consolidated sales by $2.5 million in the comparative period.  International sales decreased by $24.7 million (21.3%) and domestic sales decreased by $20.0 million (33.8%).  The decrease in international sales reflected worldwide weakness in demand and poor market conditions related to the global recession, as well as the unfavorable effects from movement in foreign currency exchange rates compared to 2008.  We have continued to be cautious about extending credit to certain higher risk geographical areas during the current global recession, which we believe has contributed to a slowdown in sales and orders from portions of our international customer base.  The decrease in U.S. sales is attributed to poor economic conditions and weakness in demand for our products in the third quarter of 2009, compared to the strong domestic market conditions that prevailed during the third quarter of 2008, attributed in part to increased severe storm activity in the prior year.  While orders and sales in the third quarter of 2009 are up compared to the first two quarters of 2009, we believe that many of our customers have reduced or delayed orders for our products, and reduced their inventories of our products, over their concerns about the state of the economy and lower order rates from their customers.

Consolidated order backlog at September 30, 2009 was $81.7 million compared to $80.5 million at June 30, 2009.  Backlog in the Outdoor Products segment increased $1.8 million, while the backlog for gear components decreased by $0.6 million during the third quarter of 2009.

Gross profit decreased $11.7 million (20.7%) from the third quarter of 2008 to the third quarter of 2009.  Much lower sales volume and moderate increases in product costs were partially offset by improved pricing and mix and the net favorable effects of movement in foreign currency exchange rates.  Year-over-year steel costs are estimated to be $0.3 million lower for the comparable third quarter periods, reversing the steel cost increases we have experienced in the first two quarters of 2009 compared to 2008.  Our manufacturing costs were adversely affected during the third quarter of 2009 by lower production volumes, including a higher number of idle manufacturing days, which caused lower absorption rates and higher period expenses for fixed and semi-variable manufacturing costs when compared to the third quarter of 2008.  Our production and shipment volumes were at record levels in the year-ago third quarter.  Gross margin in the third quarter of 2009 was 34.4% of sales compared to 32.3% in the third quarter of 2008.

Fluctuations in currency exchange rates increased our gross profit in the third quarter of 2009 compared to 2008 by $1.6 million on a consolidated basis.  The translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported sales revenue from our sales outside the U.S. (primarily in Europe). However, lower reported manufacturing costs in Brazil and Canada, as a result of weaker currencies in those countries, more than offset the unfavorable impact that translation of weaker foreign currencies had on sales.

SG&A was $23.6 million in the third quarter of 2009, compared to $26.1 million in the third quarter of 2008, representing a decrease of $2.5 million (9.6%).  As a percentage of sales, SG&A increased from 14.9% in the third quarter of 2008 to 18.1% in the third quarter of 2009 primarily due to the sharp decrease in sales revenue, which outpaced the reduction in SG&A spending.  Compensation expense for the quarter decreased by $2.0 million on a year-over-year basis, reflecting reductions in staffing levels implemented during 2009 and the deferral of annual merit increases for many of our employees.  Employee benefit expenses increased by $1.6 million, primarily due to higher costs for our U.S. and Canadian defined benefit pension plans.  Expense for these plans is higher in 2009 than it was in 2008 due to increased amortization of actuarial losses and reduced return on plan assets following the significant market-related decrease in the value of the related pension assets experienced during 2008.  Professional services expenses were $0.5 million lower in the third quarter of 2009 than in the third quarter of 2008.  Depreciation expense was $0.3 million lower in the third quarter of 2009 than in the comparable quarter of 2008, primarily because our enterprise resource planning software system became fully depreciated during the third quarter of 2008.  Advertising expense decreased by $0.4 million as we have reduced or deferred expenditures based on the slowdown in our business.  International operating expenses decreased $0.7 million from the prior year due to the stronger U.S. Dollar and its effect on the translation of foreign expenses.

We have taken actions during 2009 to reduce the number of employees at certain of our locations.  During the three months ended September 30, 2009, we recognized a total of $0.5 million in severance charges related to this reduction in force.  We recognized severance charges of $0.4 million during the three months ended September 30, 2008 for similar actions involving a fewer number of employees.

Operating income decreased by $9.2 million from the third quarter of 2008 to the third quarter of 2009, resulting in an operating margin for 2009 of 15.9% of sales compared to 17.1% for the third quarter of 2008. The decrease was due to lower sales and gross profit, partially offset by reduced SG&A expenses.

Interest expense was $6.2 million in the third quarter of 2009 compared to $6.9 million in the third quarter of 2008.  The decrease was due to lower average outstanding debt balances in the comparable periods, partially offset by higher average interest rates on our variable rate debt.  The variable interest rate on our revolver balance increased significantly when we extended the maturity date to August 9, 2010 with an amendment signed on April 30, 2009.  The variable rate on our term loans was unaffected by the amendment.

The following table summarizes our income tax provision for continuing operations in 2009 and 2008:

	Three Months Ended September 30,
(Amounts in thousands)	2009	2008
Income from continuing operations before income taxes	$15,029	$24,128
Provision for income taxes	3,687	9,146
Effective tax rate	24.5%	37.9%

The effective tax rate for the third quarter of 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations and the positive effect from finalization of our advanced pricing agreement (“APA”) with Canada and the U.S.  Finalization of the APA resulted in the recognition of interest on refunds from prior years.  Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes.  Partially offsetting these tax rate reductions were additional tax expenses recognized on interest and dividends repatriated from certain of our foreign locations.

Income from continuing operations in the third quarter of 2009 was $11.3 million, or $0.23 per diluted share, compared to $15.0 million, or $0.31 per diluted share, in the third quarter of 2008.

Discontinued operations, consisting of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007, are summarized as follows:

	Three Months Ended September 30,
(Amounts in thousands)	2009	2008
Sales	$—	$—
Operating loss before taxes from discontinued operations	—	(87)
Income tax provision	—	145
Loss from discontinued operations	$—	$(232)

Segment Results.  The following table reflects segment sales and operating results for 2009 and 2008:

	Three Months Ended September 30,
(Amounts in thousands)	2009	2008	Percent Change
Sales:
Outdoor Products	$126,923	$166,217	(23.6)%
Other	3,438	8,789	(60.9)
Total sales	$130,361	$175,006	(25.5)%
Operating income:
Outdoor Products	$25,506	$34,552	(26.2)%
Other	(4,721)	(4,542)	(3.9)
Operating income	$20,785	$30,010	(30.7)%

Outdoor Products Segment.  Sales for the Outdoor Products segment decreased $39.3 million (23.6%) in the third quarter of 2009 compared to the third quarter of 2008.  Sales unit volume decreased by $41.7 million, reflecting weak market conditions and lower shipments for all geographic regions and sales channels and most product lines, compared to the same period in 2008.  Improved price and product mix of $4.9 million partially offset the volume decline.  Fluctuations in foreign currency exchange rates further reduced reported segment sales revenue by $2.5 million compared to the third quarter of 2008.  Sales of wood-cutting chainsaw components were down 26.5% and sales of outdoor care products were up by 1.5%.  Sales of our outdoor care products were affected by weather conditions in the Midwest and East Coast areas of the U.S., which stimulated demand for such products, and by the positive market reception of promotional activities that we implemented.  Sales of concrete-cutting products were down 29.6% due to continued weak market conditions in the construction equipment industry.  Sales to OEM customers decreased by 35.5%, while replacement market sales declined by 19.6%.  International sales decreased 21.1% for the three month comparable periods, while domestic sales declined by 29.4%.

Segment contribution to operating income decreased $9.0 million (26.2%) in the third quarter of 2009 compared to the third quarter of 2008.  The favorable effects of improved price and mix ($4.9 million), fluctuations in foreign currency translation rates ($2.3 million) and lower SG&A expenses ($1.2 million) were offset by the net effects of lower sales volume ($13.2 million) and higher product cost and mix ($4.3 million).  Our product costs were adversely affected during the third quarter of 2009 compared to the third quarter of 2008 by lower production volumes, including a higher number of idle manufacturing days, which caused lower absorption rates and higher period expenses for fixed and semi-variable manufacturing costs.  Steel costs on a year-over-year basis were essentially flat for the segment. The decrease in SG&A expense is largely attributable to the effects of cost-cutting measures we implemented in the first nine months of 2009 to reduce head count and operating expenses.  These SG&A cost reductions were partially offset by higher expenses for our defined benefit pension plans and an increase in the provision for bad debts.

Other.  The other category includes centralized administrative functions, the results of our gear components manufacturing business, a gain on the sale of land and building and plant closure and severance costs.  Sales of gear-related products decreased 60.9% from the third quarter of 2008 to the third quarter of 2009.  The sales decrease included lower volume of $4.8 million and a $0.5 million unfavorable effect of mix changes.  During the current quarter, a greater proportion of smaller-sized and lower-priced gear components were sold compared with the third quarter of 2008.  The contribution to operating income from our gear components business decreased $0.4 million (43.7%) year-over-year due to the lower sales volume, partially offset by reduced expenses from cost-cutting actions taken during 2009.  Central administrative expenses were down $0.2 million for the comparable period, largely due to lower compensation expense partially offset by higher costs for our employee benefit plans.  Severance costs were $0.5 million in the third quarter of 2009 as we continued with our restructuring and cost-cutting activities.  Similar actions were taken in the third quarter of 2008 resulting in the recognition of $0.4 million in severance costs.

Nine months ended September 30, 2009 (unaudited) compared to nine months ended September 30, 2008 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change:

Nine Months Ended September 30,
(Amounts in millions)	2009	2008	Change		Contributing Factor
(Amounts may not foot due to rounding)

Sales	$360.9	$463.3	$(102.4)
				(112.5)	Sales volume
				18.9	Selling price and mix
				(8.8)	Foreign currency translation

Gross profit	117.3	148.3	(31.1)
Gross margin	32.5%	32.0%		(41.5)	Sales volume
				18.9	Selling price and mix
				(11.0)	Product cost and mix
				2.6	Foreign currency translation

Operating expenses	77.0	80.0	(3.1)
				(2.7)	Gain on sale of land and building
				3.5	Plant closure costs
				1.9	Increase in other severance costs
				(5.3)	Compensation expense
				3.8	Employee benefit plans
				1.0	Provision for bad debts
				(1.6)	Depreciation
				(3.2)	Foreign currency translation
				(0.5)	Other

Operating income	40.3	68.3	(28.0)
Operating margin	11.1%	14.7%		(31.1)	Decrease in gross profit
				2.7	Gain on sale of land and building
				(5.4)	Plant closure and severance costs
				5.8	Decrease in SG&A

Income from continuing operations	16.5	32.1	(15.6)
				(28.0)	Decrease in operating income
				1.2	Decrease in net interest expense
				(1.1)	Decrease in other income
				12.3	Decrease in income tax provision

Loss from discontinued operations	—	(0.4)	0.4
				0.4	Decrease in operating loss

Net income	$16.5	$31.7	$(15.2)

On May 2, 2008, we acquired all of the outstanding stock of Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon.  We paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and also assumed liabilities totaling $21.3 million.  Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition.  The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under the Company’s revolving credit facility.  The operating results of Carlton are included in the Company’s consolidated financial statements from May 2, 2008 forward.  The Company accounted for the acquisition in accordance with ASC 805.  Accordingly, Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.

Sales in the nine months ended September 30, 2009 decreased by $102.4 million (22.1%) from the same period in 2008.  This sales decrease was primarily due to decreased unit volume of $112.5 million.  This volume-related decrease was partially mitigated by the inclusion of Carlton sales for nine months of 2009 and only 5 months of 2008.  Partially offsetting the volume decrease was $18.9 million of selling price and mix improvements.  The translation of foreign currency-denominated sales transactions, given the stronger U.S. Dollar in comparison to the first nine months of 2008, reduced consolidated sales by $8.8 million in the comparative period.  International sales decreased by $71.4 million (23.0%) and domestic sales decreased by $31.0 million (20.2%).  The decrease in international sales reflected worldwide weakness in demand and poor market conditions related to the global recession, as well as the $8.8 million unfavorable foreign currency exchange rate impact on reported sales compared to 2008.  We have continued to be cautious about extending credit to certain higher risk geographical areas during the current global recession, which we believe has contributed to a slowdown in sales and orders from portions of our international customer base.  The decrease in U.S. sales is attributed to poor economic conditions related to the U.S. recession and weakness in demand for our products.  We believe that many of our customers have reduced or delayed orders for our products in the first half of 2009, and reduced their inventories of our products, over their concerns about the state of the economy and lower order rates from their customers.

Consolidated order backlog at September 30, 2009 was $81.7 million compared to $103.5 million at December 31, 2008.  Backlog in the Outdoor Products segment decreased $18.5 million, while the backlog for gear components decreased by $3.3 million during the first nine months of 2009.

Gross profit decreased $31.1 million (20.9%) from the first nine months of 2008 to the first nine months of 2009.  Much lower sales volume and increases in product costs were partially offset by improved pricing and mix and the net favorable effects of movement in foreign currency exchange rates.  Our manufacturing costs were adversely affected during the first nine months of 2009 by lower production volumes, including a higher number of idle manufacturing days, which caused lower absorption rates and higher period expenses for fixed and semi-variable manufacturing costs.  Steel costs are also estimated to be $5.0 million higher in 2009 on a year-over-year basis for the comparable nine-month periods.  Gross margin in the first nine months of 2009 was 32.5% of sales compared to 32.0% in the first nine months of 2008.

Fluctuations in currency exchange rates increased our gross profit year-to-date in 2009 compared to the first nine months of 2008 by $2.6 million on a consolidated basis.  The translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported sales revenue from our sales outside the U.S. (primarily in Europe). However, lower reported manufacturing costs in Brazil and Canada as a result of weaker currencies in those countries more than offset the unfavorable impact that translation of weaker foreign currencies had on sales.

SG&A was $72.8 million in the first nine months of 2009, compared to $78.5 million in the first nine months of 2008, representing a decrease of $5.8 million (7.3%).  As a percentage of sales, SG&A increased from 16.9% in the first nine months of 2008 to 20.2% in the first nine months of 2009 due to the sharp decrease in sales revenue, which has outpaced the reduction in SG&A spending.  Compensation expense decreased by $5.3 million year-over-year, reflecting reductions in staffing levels implemented during 2009 and a $1.9 million decrease in stock compensation expense because no awards have been granted to date in 2009.  Stock compensation expense is expected to increase in the future as additional awards are granted, including 750,000 stock options granted in October 2009 to the President, Chief Operating Officer and CEO Designate.  Additionally, annual merit increases, traditionally implemented in the first quarter of the fiscal year, were deferred for most of our salaried employees in 2009.  Employee benefit expenses increased by $3.8 million, primarily due to higher costs for our U.S. and Canadian defined benefit pension plans.  Expense for these plans is higher in 2009 than it was in 2008 due to increased amortization of actuarial losses and reduced return on plan assets following the significant market-related decrease in the value of the related pension assets.  We expect 2009 pension expense to be approximately $6.0 million higher than it was in 2008.  The provision for bad debts increased by $1.0 million in the first nine months of 2009 compared to the first nine months of 2008, as the global recession has adversely affected our expectations for the collectability of some of our receivables.  Depreciation expense was $1.6 million lower in the first nine months of 2009 than in the comparable 2008 period primarily because our enterprise resource planning software system became fully depreciated during the third quarter of 2008.  International operating expenses decreased $3.2 million from the prior year due to the stronger U.S. Dollar in the first nine months of 2009 compared to the prior year and its effect on the translation of foreign expenses.

On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations have moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.

In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee, during the second quarter of 2009.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  During the first nine months of 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs and $0.8 million in other expenses.  Of these charges, $0.3 million are recognized in cost of goods sold on the Consolidated Statements of Income for the nine months ended September 30, 2009.  The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheet as of September 30, 2009.

We have taken actions during 2008 and 2009 to reduce the number of employees at certain of our other locations.  During the nine months ended September 30, 2009, we recognized a total of $3.4 million in severance charges related to this reduction in force.  Since December 31, 2008, we have reduced our number of employees by over 600 positions, or 17% of our total workforce.  We recognized severance charges of $1.5 million during the nine months ended September 30, 2008 for similar actions.  We expect to incur a total of approximately $7.0 million of plant closure and severance costs for 2009.

Operating income decreased by $28.0 million from the first nine months of 2008 to the first nine months of 2009, resulting in an operating margin for 2009 of 11.2% of sales compared to 14.7% for the first nine months of 2008. The decrease was due to lower sales and gross profit, as well as increased plant closure and severance costs, partially offset by reduced SG&A expenses and the gain on the sale of property in Belgium.

Interest expense was $18.5 million in the first nine months of 2009 compared to $20.5 million in the first nine months of 2008.  The decrease was due to lower average interest rates on our variable rate debt.  Although the interest rate on our revolver borrowings was increased as a result of the April 2009 amendment of that credit facility, the amendment did not apply to the variable interest rate we pay on our term loans, which has been lower during the first nine months of 2009 compared to the first nine months of 2008.

Other income decreased $1.1 million reflecting the sale in 2008 of temporary investments and no similar activity in 2009.

The following table summarizes our income tax provision for continuing operations in 2009 and 2008:

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Income from continuing operations before income taxes	$22,405	$50,259
Provision for income taxes	5,874	18,171
Effective tax rate	26.2%	36.2%

The effective tax rate for the first nine months of 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations and the positive effect from finalization of our APA with Canada and the U.S.  Finalization of the APA resulted in the recognition of interest on refunds from prior years.  Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes.  Partially offsetting these tax rate reductions were additional tax expenses recognized on interest and dividends repatriated from certain of our foreign locations.  The effective tax rate in the first nine months of 2008 was also reduced from the federal statutory rate by the impact of lower tax rates on our foreign operations.

Income from continuing operations in the first nine months of 2009 was $16.5 million, or $0.34 per diluted share, compared to $32.1 million, or $0.67 per diluted share, in the first nine months of 2008.

Discontinued operations are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Sales	$—	$—
Operating loss before taxes from discontinued operations	—	(367)
Income tax provision	—	39
Loss from discontinued operations	$—	$(406)

The 2008 results consisted of wind-down and exit activities related to our discontinued Forestry Division, which was sold on November 5, 2007.

Segment Results.  The following table reflects segment sales and operating results for 2009 and 2008:

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	Percent Change
Sales:
Outdoor Products	$348,473	$438,800	(20.6)%
Other	12,413	24,465	(49.3)
Total sales	$360,886	$463,265	(22.1)%
Operating income:
Outdoor Products	$56,020	$81,244	(31.0)%
Other	(15,695)	(12,945)	(21.2)
Operating income	$40,325	$68,299	(41.0)%

Outdoor Products Segment.  Sales for the Outdoor Products segment decreased $90.3 million (20.6%) in the first nine months of 2009 compared to the first nine months of 2008.  Lower sales volume reduced sales by $99.9 million, reflecting weak market conditions and lower shipments for all product lines, geographic regions and sales channels due to the global recession.  Improved price and product mix of $18.4 million partially offset the volume decline.  Fluctuations in foreign currency exchange rates further reduced reported segment sales revenue by $8.8 million compared to the first nine months of 2008.  Sales of wood-cutting chainsaw components were down 22.2% and sales of outdoor care products were down 7.0%.  Sales of concrete-cutting products were down 33.8% due to continued weak market conditions in the construction equipment industry.  Sales to OEM customers decreased by 25.1%, while replacement market sales decreased by 19.2%.  International sales declined 23.0% for the first nine month comparable periods, while domestic sales decreased 14.9%.

Segment contribution to operating income decreased $25.2 million (31.0%) in the first nine months of 2009 compared to the first nine months of 2008.  The favorable effects of improved price and mix ($18.4 million), lower SG&A costs ($1.2 million) and the positive effects of fluctuations in foreign currency translation rates ($5.8 million) were offset by the net effects of lower sales volume ($37.0 million) and higher product cost and mix ($13.6 million).  The higher product cost and mix includes $5.6 million in higher steel costs on a year-over-year basis. The reduction in segment SG&A expenses included lower compensation, depreciation and advertising costs, partially offset by higher legal fees and charges for bad debts.

Other.  The other category includes centralized administrative functions, the results of our gear components manufacturing business, a gain on sale of land and building and plant closure and severance costs.  Sales of gear-related products decreased 49.3% from the first nine months of 2008 to the first nine months of 2009.  Lower volume of $12.6 million was partially offset by a $0.5 million favorable effect of price and mix improvements. The contribution to operating income from our gear components business decreased $1.0 million (41.6%) year-over-year due to the lower sales volume, partially offset by reduced expenses from cost-cutting actions taken during 2009.  Central administrative expenses decreased $0.9 million (6.6%) for the comparable periods, largely due to lower compensation and audit expenses, partially offset by higher costs for employee benefit plans.  We recognized a pre-tax gain of $2.7 million on the sale of property in Belgium during the second quarter of 2009.  Plant closure and severance costs were $6.9 million in the first nine months of 2009 compared to $1.5 million in the first nine months of 2008.

Financial Condition, Liquidity and Capital Resources

Total debt at September 30, 2009 was $310.2 million compared to $325.5 million at December 31, 2008:

	September 30,	December 31,
(Amounts in thousands)	2009	2008
Revolving credit facility	$27,500	$30,750
Term loans	107,744	119,770
8 7/8% senior subordinated notes	175,000	175,000
Total debt	310,244	325,520

Less current maturities	(135,244)	(31,981)
Long-term debt	$175,000	$293,539

The revolving credit facility and the term loan facility mature on August 9, 2010 and are therefore classified as current liabilities on the balance sheet as of September 30, 2009.  Before these facilities mature, we plan to obtain replacement financing.  We are currently in negotiations with GECC to amend and extend these senior credit facilities.  If successful, we expect to complete the amendment and extension by the end of 2009.  The proposed terms include an extension of the maturity date, an increase in the interest rate applicable to the term loans and a reduction in the borrowing capacity of the revolving credit facility.  However, given the conditions in global credit markets, we may not be successful in consummating the proposed agreements.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 102.219% from August 1, 2009 through July 31, 2010; and at 100% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 16.

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

We paid fees and expenses of $1.9 million to amend the revolving credit facility in April 2009. The revolving credit facility principal balance outstanding was classified as current on the December 31, 2008 Consolidated Balance Sheet because, before the maturity date was extended by the amendment, the maturity date was less than 12 months from the balance sheet date at that time.  There were no changes to financial covenants, nor did this amendment affect the term loan facility.

As of September 30, 2009, the revolving credit facility provided for total available borrowings up to $90.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and first lien credit facilities leverage ratio. As of September 30, 2009, the Company had the ability to borrow an additional $45.9 million under the terms of the revolving credit agreement. Interest is payable monthly in arrears on any prime rate borrowing and at the individual maturity dates for any LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date of August 9, 2010.

The term loan facility bears interest at the LIBOR rate plus 1.75%, or at the prime rate, depending on the type of loan, and also matures on August 9, 2010.  The term loan facility requires quarterly payments of $0.3 million, with a final payment of $106.6 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenant requirements relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum first lien credit facilities leverage ratio.  In addition, there are covenants relating, among other categories, to investments, acquisitions, loans and advances, indebtedness and the sale of stock or assets.  The Company was in compliance with all debt covenants through September 30, 2009.  While management expects the Company to remain in compliance with all debt covenants, a further decline in operating results could make remaining in compliance more difficult in the future.

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

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s.  There were no changes to these ratings during the three or nine months ended September 30, 2009.  As of September 30, 2009, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB	Ba1
Senior subordinated notes	B	B2
General credit rating	BB- /Stable	Ba3

We intend to fund working capital, capital expenditures, debt service requirements and obligations under our post-employment benefit plans for the next twelve months through cash flows generated from operations and the amounts available under our revolving credit facility and any replacement revolving credit facility.  We expect our financial resources will be sufficient to cover any additional increases in working capital and capital expenditures.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. In addition, any replacement financing for the term loan is expected to involve a higher interest rate premium over benchmark interest rates than we currently pay. The interest rate is fixed on the senior subordinated notes.  Our weighted average interest rate on all debt was 6.37% as of September 30, 2009 compared to 6.42% as of December 31, 2008.

Cash and cash equivalents at September 30, 2009 were $58.1 million compared to $58.3 million at December 31, 2008.  As of September 30, 2009, most of our cash was held at our foreign operations.

Cash provided by operating activities is summarized in the following table:

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Income from continuing operations	$16,531	$32,088
Non-cash items	19,045	23,153
Subtotal	35,576	55,241
Changes in assets and liabilities, net	(6,615)	(11,333)
Discontinued operations, net	(106)	(4,199)
Cash provided by operating activities	$28,855	$39,709

Non-cash items consist of expenses for depreciation of property, plant and equipment; amortization; stock compensation and other non-cash charges; asset impairment charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gains or losses on disposal of property, plant and equipment.

During the first nine months of 2009, operating activities provided $28.9 million of cash.  Income from continuing operations, plus non-cash items, totaled $35.6 million in the first nine months of 2009, reflecting reduced income compared with the first nine months of 2008, as well as lower non-cash items. The change in non-cash items is primarily due to the inclusion in 2009 of the $2.7 million gain on sale of our land and building in Belgium.  The net change in working capital components and other assets and liabilities during the period used $6.6 million in cash flow from operating activities.  Decreases in accounts receivable of $5.0 million, inventories of $10.2 million and other assets of $0.8 million all positively affected cash flows from operating activities.  These positive effects were offset by reductions in accounts payable and accrued expenses of $16.7 million and a reduction in other liabilities of $5.8 million.  Discontinued operations used $0.1 million in cash during the first nine months of 2009 as certain accrued obligations and liabilities related to these former operations were paid.  Cash payments during the first nine months of 2009 also included $19.7 million for interest and $9.9 million for income taxes. In September 2009, we made a $10 million cash contribution to our U.S. defined benefit pension plan.  We expect to contribute a total of approximately $14 to $15 million to our funded pension plans during 2009.

During the nine months ended September 30, 2008, operating activities provided $39.7 million of cash.  Income from continuing operations, plus non-cash items, totaled $55.2 million in the first nine months of 2008, reflecting improved operating results and larger non-cash items.  The non-cash items reflect higher depreciation and amortization expenses offset by fluctuations in the deferred income tax provision.  In addition, purchase accounting for the Carlton acquisition resulted in non-cash charges of $2.8 million, which was recognized in the first nine months of 2008.  The positive operating cash flow from these items was partially offset by the net increase in working capital and other assets and liabilities during the period, including an increase in accounts receivable of $10.3 million and an increase in inventories of $2.7 million.  Discontinued operations used $4.2 million in cash during the first nine months of 2008 as certain obligations and liabilities related to the sale of our Forestry Division were paid in 2008.  Cash payments during the first nine months of 2008 also included $21.7 million for interest and $11.8 million for income taxes.

Cash used in investing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Proceeds from sale of assets	$3,282	$1,349
Purchases of property, plant and equipment	(13,069)	(17,675)
Acquisition of Carlton	—	(64,381)
Discontinued operations	—	1,725
Cash used in investing activities	$(9,787)	$(78,982)

In June 2009, we sold property in Belgium for proceeds of $3.2 million and moved our European headquarters and distribution center to new leased facilities nearby.  Purchases of property, plant and equipment are primarily for productivity improvements, expanded manufacturing capacity and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies and existing equipment, with the remainder devoted to capacity and productivity improvements.  During 2009, we expect to invest $17 million to $19 million in available cash for capital expenditures compared to $26.1 million for the full year in 2008.

Discontinued operations provided net cash from investing activities of $1.7 million in the first nine months of 2008, as we collected a purchase price adjustment from the sale of our Forestry Division.

Cash provided by (used in) financing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Net increase (decrease) in debt principal outstanding	$(15,276)	$35,079
Issuance costs related to debt	(1,900)	—
Proceeds and tax effects from stock-based compensation	(165)	1,034
Cash provided by (used in) financing activities	$(17,341)	$36,113

Cash used in financing activities in the first nine months of 2009 consisted of $15.3 million in net repayments of principal on our revolving credit and term debt facilities.  We also incurred $1.9 million in costs to amend and extend the maturity date of our revolving credit facility in April of this year.  Cash provided by financing activities in the first nine months of 2008 consisted of net borrowing under our revolving credit facility, primarily to fund the acquisition of Carlton, partially offset by scheduled quarterly principal payments on our term debt facility.  Activity under our stock compensation plans, including the related income tax effects, used $0.2 million of cash during the first nine months of 2009 and provided $1.0 million in cash during the first nine months of 2008.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB revised the authoritative guidance for business combinations.  The revised guidance was effective for us on January 1, 2009.  The impact of this revised guidance will depend on the nature, terms and size of any business combinations completed after the effective date.  In addition, certain transaction-related expenses that would have been capitalized as part of a transaction under previous authoritative guidance are expensed as incurred under the revised guidance beginning January 1, 2009.

In December 2007, the FASB issued authoritative guidance on non-controlling interests in consolidated financial statements.  The new authoritative guidance was effective for us on January 1, 2009 and did not have a material impact on our financial position or results of operations.

In April 2008, the FASB revised authoritative guidance regarding the determination of the useful life of intangible assets.  This revised authoritative guidance amends the factors that should be considered in developing assumptions used to determine useful lives of recognized intangible assets. The revised authoritative guidance was effective for us on January 1, 2009.  The impact of adopting this revised authoritative guidance depends on the nature, terms and size of any business combinations completed after the effective date.

In June 2008, the FASB issued new authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraph 45-60B of ASC 260.10.45.  This authoritative guidance was effective for us on January 1, 2009 and had no impact on the calculation of earnings per share.

In December 2008, the FASB revised authoritative guidance regarding employers’ disclosures about postretirement benefit plan assets to require expanded disclosures about plan assets of a defined benefit pension or other postretirement plan.  In September 2009, the FASB further revised the authoritative guidance for fair value measurements and disclosures to permit a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment.  This revised authoritative guidance will be effective for us in our 2009 Form 10-K, and will result in expanded disclosures in the notes to our consolidated financial statements.

In April 2009, the FASB revised authoritative guidance regarding interim disclosures about fair value of financial instruments.  This revised authoritative guidance requires expanded disclosures about fair value of financial instruments for interim periods and also requires those disclosures in summarized financial information at interim reporting periods.  We adopted this revised authoritative guidance in the first quarter of 2009. With this adoption, we also adopted new authoritative guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly and recognition and presentation of other-than-temporary impairments.  The impact of adopting this authoritative guidance resulted in expanded disclosures in the notes to our consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance on subsequent events that sets out general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This authoritative guidance requires disclosure of the date through which subsequent events have been evaluated, the nature of any event and an estimate of its financial effect or disclosure that such estimate cannot be made.  We adopted this authoritative guidance in the quarter ended June 30, 2009 and such adoption resulted in additional disclosure regarding subsequent events.

In August 2009, the FASB revised the authoritative guidance on fair value measurements and disclosures for liabilities.  This revised authoritative guidance was effective for us in the quarter ended September 30, 2009 and did not have a material impact on our financial position, results of operations or fair value disclosures.

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

PART II     OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On October 1, 2009, Blount filed a report on Form 8-K which, among other things, announced the selection of Joshua L. Collins as President, Chief Operating Officer and CEO Designate and attached the press release that the Company issued in connection with Mr. Collins’ selection and Mr. Collins’ Executive Employment Agreement as exhibits to the report.  At that time, it was contemplated that Mr. Collins would report to Blount on October 15, 2009.

Subsequently, due both to travel schedules and the timing of certain orientation programs, it was decided that the starting date for Mr. Collins to report to work should be postponed to Monday, October 19, 2009 for all purposes. As a consequence, October 19, 2009 became the “Effective Date” for Mr. Collins’ employment agreement, as defined therein.

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

Dated: November 6, 2009