Form 10-K
period 2009-12-31
BLOUNT INTERNATIONAL INC
filed 2010-03-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009.

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
[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ] Yes  [X] No

At June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($8.61) as reported by the New York Stock Exchange, was $229,609,586 (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant's Common Stock).

The number of shares outstanding of $0.01 par value common stock as of March 1, 2010 was 47,766,331 shares.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of stockholders to be held on May 27, 2010 are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

BLOUNT INTERNATIONAL, INC.

PART I

ITEM 1. BUSINESS

Blount International, Inc. ("Blount" or the "Company") is an international industrial company with one business segment, the Outdoor Products segment, which accounted for 97% of our 2009 sales. We also wholly-own and operate a manufacturer of gear-related products. Our products are sold in over 100 countries and approximately 67% of our 2009 sales were outside of the United States of America ("U.S."). Our Company is headquartered in Portland, Oregon. We have manufacturing operations in the U.S., Canada, Brazil and the People's Republic of China ("China"). Additionally, we operate marketing, sales and distribution centers in other parts of the world.

Oregon®, Carlton®, Windsor®, Tiger®, PowerSharp®, Power-Match®, INTENZ®, Jet-Fit®, Fusion®, Gator Mulcher®, Magnum Edger (TM), ICS®, PowerGrit(TM), RentMAX(TM), EuroMAX(TM), FORCE4(TM), SealPro® and SpeedHook® are registered or pending trademarks of Blount and its subsidiaries. Some forms of Windsor® are used under license from affiliates of Snap-On, Inc.

During 2007, we sold our Forestry Division, which constituted the majority of our other remaining business segment at that time. During 2008, we purchased Carlton Holdings, Inc. and its subsidiaries ("Carlton"), a manufacturer of cutting chain for chainsaws located near Portland, Oregon.

Outdoor Products Segment

Overview. This segment manufactures and markets cutting chain, guide bars, sprockets and accessories for chainsaw use, concrete-cutting equipment and accessories and lawnmower blades. This segment also markets branded parts and accessories for the lawn and garden equipment market, such as cutting line for line trimmers, lubricants and small engine replacement parts. The segment's products are sold to original equipment manufacturers ("OEMs") for use on new chainsaws and lawn and garden equipment, and to the retail replacement market through distributors, dealers and mass merchants. Chainsaw cutting chain, guide bars and other items are currently sold under our brand names to most of the chainsaw OEMs in the world and many of these products are also privately branded for our OEM customers. During 2009, approximately 22% of the segment's sales were to OEMs, with the remainder sold into the replacement market. Approximately 69% of the segment's 2009 sales were made outside the U.S.

The segment is headquartered in Portland, Oregon. Marketing personnel are located throughout the U.S. and in a number of foreign countries. Segment products are manufactured in Portland, Oregon; Milwaukie, Oregon; Kansas City, Missouri; Guelph, Ontario Canada; Curitiba, Parana, Brazil; and in Fuzhou, Fujian Province, China. A portion of our accessories and spare parts, as well as our concrete-cutting saws, are sourced from vendors in various locations around the world. In the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee and the products previously manufactured in that location are now produced in our other facilities.

Chainsaw Cutting Chain, Bars, Sprockets and Accessories. These products are sold under the Oregon, Carlton, Windsor, and Tiger brands, as well as private labels for some of our OEM customers. Product lines include a broad range of cutting chain, chainsaw guide bars, cutting chain drive sprockets and maintenance tools used primarily on portable gasoline and electric chainsaws and mechanical timber harvesting equipment.

Lawn and Garden Products. These products are sold under the Oregon brand name, as well as private labels for some of our OEM customers. The product line includes various cutting attachments, spare parts and accessories to service the lawn and garden industry. We manufacture lawnmower and edger cutting blades. These lawn and garden equipment parts include lawnmower blades to fit a variety of machines and cutting conditions, as well as replacement parts that meet product specifications of OEMs.

Construction Products. The ICS product line includes specialized concrete-cutting equipment for construction markets. The principal product is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered saws and equipment. ICS also markets and distributes branded gasoline and hydraulic powered concrete-cutting chainsaws and circular saws to its customers. The power heads for these saws are manufactured by a third party.

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

Weather and natural disasters can influence our sales cycle. For example, severe weather patterns and events, such as hurricanes, tornadoes and storms, generally result in greater chainsaw use and, therefore, stronger sales of cutting chain and guide bars. Seasonal rainfall plays a role in demand for our lawnmower blades and other lawn and garden equipment products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products.

BLOUNT INTERNATIONAL, INC.

The Outdoor Products segment's principal raw material, cold-rolled strip steel, is purchased from multiple intermediate steel processors and can be obtained from other sources. Changes in the price of steel can have a significant effect on the manufactured cost of our products and on the gross margin we earn from the sale of these products, particularly in the short term.

The segment's profitability is also affected by changes in currency exchange rates, changes in economic and political conditions in the various markets in which we operate and changes in the regulatory environment in various jurisdictions.

The segment's competitors include Stihl, Tri-Link, Rotary, Stens, Husqvarna and most major outdoor power equipment manufacturers, such as Briggs & Stratton, MTD and John Deere. In addition, new and existing competitors are expanding capacity or contracting with suppliers in China and other low-cost manufacturing locations. We also supply products or components to some of our competitors.

Gear Products

Our wholly-owned subsidiary, Gear Products, Inc. ("Gear Products"), manufactures rotation bearings, worm gear reducers, hydraulic pump drives, swing drives and winches. These products represented 3% of our consolidated sales in 2009, and are used by heavy equipment OEMs for the construction, utility, environmental and forestry industries. We also sell these products in the replacement parts market in addition to our sales to OEMs. For 2009, approximately 88% of Gear Products' sales were to OEMs and approximately 96% of sales were made to customers within the U.S.

Discontinued Forestry Equipment Division

On November 5, 2007, we sold our Forestry Division, which constituted the majority of our Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc. ("Caterpillar"), for gross proceeds of $79.1 million. We recognized a pretax gain of $26.0 million net of related transaction expenses on the sale in 2007. This division accounted for 21% of our sales in the first nine months of 2007. The Forestry Division is reported as discontinued operations for all periods presented. This division manufactured and marketed timber harvesting and handling equipment and industrial tractors and loaders. The division was headquartered in North Carolina and had manufacturing facilities in Minnesota, Wisconsin and Sweden. We retained certain liabilities related to the business, as well as a dormant manufacturing facility located in Michigan. In December 2007, we sold the land and building in Michigan for net cash proceeds of $0.5 million.

Capacity Utilization

Based on a five-day, three-shift work week, capacity utilization for the year ended December 31, 2009 was as follows:

% of Capacity
Outdoor Products segment	68%
Gear components	40%

Historically, the Company has operated its Outdoor Products segment facilities at higher capacity utilization levels. During 2009, production volume was significantly reduced due to the decreases in sales volume and capacity utilization dropped by approximately 24 percent. Capacity for the Outdoor Products segment has been expanded in recent years with the purchase of Carlton in 2008 and the establishment of our manufacturing plant in Fuzhou, Fujian Province, China in 2005. The Company expects to meet future sales demand by expanding capacity at existing facilities through both productivity enhancements and capital investment. In the second quarter of 2009, we closed our manufacturing plant in Milan, Tennessee and moved the production of products previously manufactured in that facility to our other manufacturing facilities. For 2008, approximately 5% of the production output of our Outdoor Products segment was manufactured in the Milan, Tennessee plant.

Backlog

Our sales order backlog was as follows:

	December 31,
(Amounts in thousands)	2009	2008	2007
Outdoor Products segment	$78,069	$98,882	$63,289
Gear components	1,614	4,647	6,029
Total backlog	$79,683	$103,529	$69,318

The total backlog as of December 31, 2009 is expected to be completed and shipped within twelve months.

Employees

At December 31, 2009, we employed approximately 3,100 individuals. None of our domestic employees belong to a union. The number of foreign employees who belong to unions is not significant. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years, with the exception of a one week period in June, 2007 at our Curitiba, Parana, Brazil location.

Environmental Matters

The Company's operations are subject to comprehensive U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air, ground and water, the

BLOUNT INTERNATIONAL, INC.

management and disposal of hazardous substances and the cleanup of contaminated sites. Permits and environmental controls are required for certain of those operations, including those required to prevent or reduce air and water pollution, and our permits are subject to modification, renewal and revocation by issuing authorities.

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations. In 2009, we spent approximately $2.2 million for environmental compliance, including approximately $0.5 million in capital expenditures. We expect to spend approximately $2.3 million per year in capital and operating costs in the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.

Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. For certain of our former facilities, we retained responsibility for past environmental matters under certain conditions and pursuant to the terms of the agreements by which we sold the properties to third party purchasers. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring or remediating. We have recognized the estimated costs of remediation in the Consolidated Financial Statements for all known contaminations that require remediation by us. Management believes that costs incurred to investigate, monitor and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow. We cannot be sure, however, that we have identified all existing contamination on our current and former properties or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up contamination.

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

In recent years, climate change has been discussed in various political and other forums throughout the world. We do not believe that climate change has had a significant impact on our business operations or results to this point, but we cannot be sure of the potential effects to our business from any future changes in regulations or laws concerning climate change. Any new regulations limiting the amount of timber that could be harvested would most likely have a negative impact on our sales of chainsaw components and accessories.

For additional information regarding certain environmental matters, see Note 14 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For financial information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 17 of Notes to Consolidated Financial Statements.

Seasonality

The Company's operations are somewhat seasonal in nature. Year to year and quarter to quarter operating results are impacted by economic and business trends within the respective industries in which we compete, as well as by seasonal weather patterns and the occurrence of natural disasters and storms. See further discussion within the business descriptions above.

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

As of December 31, 2009, we have $490.3 million of total liabilities, $285.9 million of total debt and a stockholders' deficit of $6.7 million. While we have reduced our total debt in recent years, our debt remains significant. This substantial leverage may have important consequences for us, including the following:

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

■  Our ability to obtain additional or replacement financing for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on terms favorable to us, particularly in light of the current global market conditions for credit. Our revolving credit facility and the majority of our term loans mature on February 9, 2012, while our 8 7/8% senior subordinated notes are due on August 1, 2012.

We have available borrowing capacity under the revolving portion of our senior credit facilities of $53.3 million as of December 31, 2009. Our term loan facility does not allow the borrowing of additional principal amounts. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.

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

Restrictive Covenants—The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our senior credit facilities and our 8 7/8% senior subordinated notes.

A breach of any of our restrictive debt covenants could result in acceleration of our obligations to repay our debt. An acceleration of our repayment obligations under our senior credit facilities could result in a payment or distribution of substantially all of our assets to our secured lenders, which would materially impair our ability to operate our business as a going concern. In addition, the indenture on the 8 7/8% senior subordinated notes or our senior credit facility agreements, among other things, restrict and/or limit our and certain of our subsidiaries' ability to:

■  incur debt and issue preferred stock;

■  guarantee indebtedness of others;

■  pay dividends on our stock;

■  purchase our stock or the stock of our "restricted subsidiaries", a defined term;

■  pursue strategic acquisitions;

■  make certain types of investments;

■  use assets as security in other transactions;

■  sell certain assets or merge with or into other companies;

■  enter into sale and leaseback transactions;

■  enter into certain types of transactions with affiliates;

■  enter into certain new businesses; and

■  make certain payments in respect of subordinated indebtedness.

The senior credit facilities also restrict our ability to prepay principal on the 8 7/8% senior subordinated notes. In addition, the senior credit facilities require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require that we take actions to reduce debt or to act in a manner contrary to our business objectives. Our ability to meet those financial ratios and tests could be affected by events beyond our control, and there can be no assurance that we will continue to meet those ratios and tests. A breach of any of these covenants could, if uncured, constitute an event of default or a default under the indenture for the notes or the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities, together with any accrued interest and commitment fees, to be immediately due and payable. If we and certain of our subsidiaries were unable to repay those amounts, the

BLOUNT INTERNATIONAL, INC.

lenders under the senior credit facilities could enforce the guarantees from the guarantors and proceed against the collateral securing the senior credit facilities. The assets of Blount, Inc. and the applicable guarantors could be insufficient to repay in full that indebtedness and our other indebtedness.

Assets Pledged as Security on Credit Facilities—The majority of our assets and the capital stock of our wholly-owned subsidiary Blount, Inc. are pledged to secure obligations under our senior credit facilities.

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

Furthermore, our senior credit facilities provide that payments on the 8 7/8% notes and the guarantees thereof will be blocked in the event of a default under the senior credit facilities. In addition, upon any distribution to Blount, Inc.'s creditors or the creditors of the guarantors in a bankruptcy, liquidation, receivership, administration for the benefit of creditors or reorganization or similar proceeding relating to the property that constitutes security for the senior credit facilities, the lenders under the senior credit facilities will be entitled to be paid in full in cash before any payment may be made with respect to such notes or the guarantees related to such notes.

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

The markets in which we operate are competitive. We believe that design features, product quality, customer service, delivery lead times and price are the principal factors considered by our customers. Some of our competitors may have greater financial resources, lower costs, superior technology or more favorable operating conditions than we do. For example, our competitors are expanding capacity or contracting with suppliers located in China and other low-cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies may nevertheless be formidable and negatively affect our business. We may not be able to compete successfully with our existing or any new competitors, and the competitive pressures we face may result in decreased sales, operating income and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes.

General Economic Factors—We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales, net income and cash flows and an increase in our interest or other expenses.

Our business is subject to a number of general economic factors, many of which are largely out of our control, which may, among other effects, result in a decrease in sales, net income and cash flows and an increase in our interest or other expenses. These factors include recessionary economic cycles and downturns in customers' business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers' business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowance for bad debts. Current world-wide economic conditions contributed to a slowdown in orders for our products, particularly in late 2008 and the first half of 2009, and have adversely affected our business results. Current world-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture our products. Our senior credit facility borrowings are at variable interest rates. Increases in interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate that a one hundred basis point higher average level of interest rates on our variable rate debt would have increased our interest expense in 2009 by $1.2 million. In addition, the global reduction in market values of equity and debt securities has adversely affected the funding status of our defined benefit pension plans, although the resulting decrease in funding status improved during 2009. The expense and future funding requirements for these plans may increase in the near term as a result of the reduced values of the plan assets. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

BLOUNT INTERNATIONAL, INC.

Key Customers—Loss of one or more key customers would substantially decrease our sales.

In 2009, $62.7 million (12.5%) of our sales were to one customer (Husqvarna AB) and our top five customers accounted for $114.5 million (22.8%) of our total sales. Aside from our top customer, no other customer individually accounted for more than 3.8% of our total sales. While we expect these business relationships to continue, the loss of any of these customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income and cash flows.

Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

We purchase important materials and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality and a possible loss of sales in the short-term. In 2009, we purchased approximately $11.4 million of raw materials from our largest supplier.

Some of these raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. We have not hedged against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short-term through increased pricing. We estimate that a 10% change in the price of steel, without a corresponding increase in selling prices, would have reduced 2009 income from continuing operations before taxes by $5.4 million.

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

In 2009, approximately 67% of our sales by country of destination occurred outside of the U.S. International sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales. Some of our sales and expenses are denominated in local currencies that are affected by fluctuations in currency exchange rates in relation to the U.S. Dollar. Historically, our principal local currency exposures have been related to manufacturing costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have reduced our operating income by $3.7 million and a 10% stronger Brazilian Real in relation to the U.S. Dollar would have reduced our operating income by $2.1 million in 2009. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $5.3 million and operating income by $1.3 million in 2009. We estimate that the year-over-year movement of foreign exchange rates from 2008 to 2009, whereby the U.S. Dollar strengthened in relation to the Canadian Dollar, Brazilian Real and the Euro, reduced our sales by $7.5 million and increased our operating income by $5.5 million.

Also, approximately 57% of our foreign sales in 2009 were denominated in U.S. Dollars. We may see a decline in sales during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. Furthermore, if the U.S. Dollar strengthens against foreign currencies, as it did for the currencies most significant to our operations in 2009 compared to 2008, it becomes more costly for foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, our bad debt expense may increase.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2009, 557,902 square feet, or 42% of the total square feet of our owned facilities, are located outside of the U.S. and 58% of our leased square footage is located outside the U.S. This foreign-based property, plant and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing capabilities and would result in reduced sales, operating income and cash flows.

BLOUNT INTERNATIONAL, INC.

Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.

Sales of many of our products are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for yard care products, such as lawnmower blades, and conversely, plentiful rain conditions stimulate demand for these products. Natural disasters such as hurricanes, typhoons and ice and wind storms that knock down trees can stimulate demand for our chainsaw-related products. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

Litigation—We may have litigation liabilities that could result in significant costs to us.

Our historical and current business operations have resulted in a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products, and litigation involving alleged patent infringement. Certain of these liabilities relating to certain of our discontinued operations were retained by us under terms of the relevant divestiture agreements. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance and other related costs could result in future liabilities that are significant and that could significantly reduce our operating income, cash flows and cash balances. See "Business—Legal Proceedings."

Environmental Matters—We face potential exposure to environmental liabilities and costs.

We are subject to various U.S. and foreign environmental laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated sites. Violations of, or liabilities incurred under, these laws and regulations could result in an assessment of significant costs to us, including civil or criminal penalties, claims by third parties for personal injury or property damage, requirements to investigate and remediate contamination and the imposition of natural resource damages. Furthermore, under certain environmental laws, current and former owners and operators of contaminated property or parties who sent waste to a contaminated site can be held liable for cleanup, regardless of fault or the lawfulness of the disposal activity at the time it was performed. This potential exposure to environmental liabilities and costs can apply to both our current and former operating facilities, including those related to our discontinued operations.

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at ours or other sites affected by our actions, changes in existing environmental laws or their interpretation, including changes related to climate change, and more rigorous enforcement by regulatory authorities may require additional expenditures by us to modify operations, install pollution control equipment, investigate and monitor contamination at sites, clean contaminated sites or curtail our operations. These expenditures could significantly reduce our net income and cash flows. See "Business—Environmental Matters" and "Business—Legal Proceedings."

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

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the two preceding calendar years, our highest closing stock price has exceeded our lowest closing stock price by 188% in 2009 and by 104% in 2008. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.

BLOUNT INTERNATIONAL, INC.

Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.

Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2009, approximately 67% of our outstanding common stock was owned or controlled by our five largest stockholders. Furthermore, the ultimate controlling entity, Lehman Brothers Inc., of our former majority owner, Lehman Brothers Merchant Banking Partners II, L.P. and its affiliates ("Lehman Brothers"), which controls or manages equity investment funds that currently own 8.9 million shares of our common stock, is currently operating under Chapter 11 bankruptcy protection. Lehman Brothers may sell or lose control of the funds that hold these shares, which may result in the sale of a substantial number of the shares those funds own or control, in a secondary stock offering or distribution of some or all of the shares to investors in one or more of the investment funds they manage. We may sell additional shares of common stock in subsequent public offerings, or other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock.

ITEM 2. PROPERTIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. Cutting chain, guide bar and accessories manufacturing plants are located in Portland, Oregon; Milwaukie, Oregon; Curitiba, Parana, Brazil; Guelph, Ontario Canada and Fuzhou, Fujian Province, China. Lawnmower blade manufacturing facilities are located in Kansas City, Missouri. Sales offices and distribution centers are located in Curitiba, Parana, Brazil; Europe; Fuzhou, Fujian Province, China; Guelph, Ontario Canada; Japan; Kansas City, Missouri; Moscow, Russia and Portland, Oregon. Rotational bearings, worm gear reducers, hydraulic pump drives, swing drives and winches are manufactured in Tulsa, Oklahoma.

All of these facilities are in relatively good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2009 is as follows:

	Area in Square Feet
	Owned	Leased
Outdoor Products segment	1,213,435	392,837
Corporate and other	103,500	–
Total	1,316,935	392,837

In the second quarter of 2009 we closed our manufacturing facility in Milan, Tennessee. This facility, which consists of land and 68,000 square feet of manufacturing, warehouse and office space, is not included in the above table and is currently being marketed for sale. The property in Milan, Tennessee is included in assets held for sale as of December 31, 2009 on the Consolidated Balance Sheet.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 14 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2009.

BLOUNT INTERNATIONAL, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (ticker "BLT"). The following table presents the quarterly high and low closing prices for the Company's common stock for the last two years. Cash dividends have not been declared for the Company's common stock since 1999. The Company's senior credit facility and 8 7/8% senior subordinated note agreements limit our ability to pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion. The Company had approximately 7,300 stockholders of record as of December 31, 2009.

	Common Stock
	High	Low
Year Ended December 31, 2009:
First quarter	$9.90	$3.83
Second quarter	8.93	4.73
Third quarter	9.90	8.18
Fourth quarter	11.03	8.66
Year Ended December 31, 2008:
First quarter	$13.04	$10.83
Second quarter	14.13	11.61
Third quarter	13.05	10.18
Fourth quarter	10.65	6.93

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Statement of Income Data:	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
	(1)	(2)			(3)
Sales	$502,426	$597,035	$515,535	$487,494	$478,829
Operating income	56,193	87,480	80,700	80,460	91,628
Interest expense, net of interest income	24,501	25,705	31,706	35,404	36,707
Income from continuing operations before taxes	31,933	63,588	48,173	46,391	53,958
Income from continuing operations	22,993	38,843	32,143	32,645	88,214
Income (loss) from discontinued operations	–	(244)	10,714	9,901	18,401
Net income	22,993	38,599	42,857	42,546	106,615
Earnings per share:
Basic income (loss) per share:
Continuing operations	0.48	0.82	0.68	0.69	1.91
Discontinued operations	–	(0.01)	0.23	0.21	0.40
Net income	0.48	0.81	0.91	0.90	2.31
Diluted income (loss) per share:
Continuing operations	0.48	0.81	0.67	0.68	1.86
Discontinued operations	–	(0.01)	0.22	0.21	0.38
Net income	0.48	0.80	0.89	0.89	2.24
Shares used in earnings per share computations:
Basic	47,758	47,510	47,280	47,145	46,094
Diluted	48,274	48,130	48,078	47,868	47,535

BLOUNT INTERNATIONAL, INC.

Balance Sheet Data:	As of December 31,
(In thousands)	2009	2008	2007	2006	2005
Cash and cash equivalents	$55,070	$58,275	$57,589	$27,636	$12,937
Working capital	149,547	127,986	128,588	117,862	112,214
Property, plant and equipment, net	114,470	119,749	89,729	99,665	101,538
Total assets	483,566	499,684	411,949	430,466	455,192
Long-term debt	280,852	293,539	295,758	349,375	405,363
Total debt	285,865	325,520	297,000	350,875	407,723
Stockholders' deficit	(6,740)	(43,520)	(54,146)	(105,291)	(145,187)

The table above gives effect to the sale of the Company's Forestry Division on November 5, 2007 and the sale of the Company's Lawnmower segment on July 27, 2006 and their treatment as discontinued operations for all periods presented, as well as the acquisition of Carlton on May 2, 2008 and inclusion of its operations beginning May 2, 2008 and thereafter.

(1)  Operating income and income from continuing operations in 2009 includes pre-tax charges of $8.6 million for settlement of a litigation matter, fees associated with refinancing activities and costs associated with the transition of the Company's CEO; pre-tax charges of $7.2 million for plant closure and severance costs; and a pre-tax gain of $2.7 million on the sale of land and building in Europe.

(2)  Operating income and income from continuing operations in 2008 includes non-recurring pre-tax charges of $2.9 million related to purchase accounting from the acquisition of Carlton.

(3)  Income from continuing operations in 2005 includes a $55.5 million tax benefit from the reversal of a valuation allowance against deferred tax assets related to U.S. federal NOL carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report, as well as the information in Item 6, "Selected Consolidated Financial Data".

Overview

We are an international industrial company that manufactures and markets branded products to OEMs, professionals and consumers. Our products are sold in over 100 countries. We believe we are a global leader in the sale of cutting chain, guide bars and accessories for chainsaws. Approximately 67% of our sales were outside of the U.S. in 2009, compared to 66% in 2008 and 64% in 2007.

We have one operating and reporting segment, Outdoor Products, which accounted for 97% of our revenue in 2009. This segment manufactures and markets forestry-related cutting chain, guide bars, sprockets and accessories for chainsaw use, concrete-cutting equipment and accessories, and outdoor equipment parts that include lawnmower blades and other replacement parts and accessories. The segment's products are sold to OEMs for use on new chainsaws and landscaping equipment and to the retail replacement market through distributors, dealers and mass merchants. During 2009, approximately 22% of the segment's sales were to OEMs, with the remainder sold into the replacement market.

The Outdoor Products segment performance can be impacted by trends in the forestry industry, weather patterns and natural disasters, including wind and ice storms, foreign currency fluctuations and general economic conditions. The segment faces price pressure from competitors on a world-wide basis. The maintenance of competitive selling prices is dependent on the segment's ability to manufacture its products efficiently and to market newly developed products successfully, such as our replacement chain and bars and concrete-cutting saws. This segment operates four manufacturing plants in the U.S., one in Canada, one in Brazil and one in China, all of which pursue continuous cost improvement. The Chinese facility was constructed in 2004, and manufacturing at this facility commenced in 2005. Production capacity in the Chinese facility was increased since its construction, with further expansion expected in 2010. Timely capital investment into this segment's manufacturing plants for added capacity and cost reductions, as well as effectively sourcing critical raw materials at favorable prices, is required for us to remain competitive.

We also own and operate a gear components business specializing in the manufacture of rotational bearings, worm gear reducers, hydraulic pump drives, swing drives and winches. Sales in this business accounted for about 3% of our total sales in 2009. In 2009, 88% of these sales were made to OEMs, and 96% were to customers in the U.S. Customers of this business supply equipment

BLOUNT INTERNATIONAL, INC.

primarily to the utility, construction, environmental and forestry equipment markets. The performance of this unit is closely aligned with general economic trends and more specifically with business conditions for these industries in North America.

We maintain a centralized administrative staff at our headquarters in Portland, Oregon. This centralized administrative staff provides the accounting, finance and information technology functions, administers various health and welfare plans, supervises the Company's capital structure, and oversees the regulatory, compliance and legal functions.

During the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. We also took actions in early 2009 to reduce the number of employees we have in certain of our other locations. We recorded charges of $6.9 million during 2009 for the costs of the Milan closure and move, including asset disposal and impairment charges, as well as employee severance benefits related to Milan and other locations.

On May 2, 2008, we acquired Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon. We paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and we also assumed liabilities totaling $21.3 million. Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition. The acquisition was financed with a combination of cash on hand and borrowings under our revolving credit facility. The operating results of Carlton are included in our Consolidated Financial Statements from May 2, 2008 forward. Included in our operating results are non-cash charges totaling $1.7 million in 2009 and $3.5 million in 2008 for amortization of intangible assets, depreciation of the step-up to fair value for property, plant and equipment and expensing of the step-up to fair value for inventories. The acquisition of Carlton is consistent with our intention to invest in and grow our core business, the Outdoor Products segment. We expect to benefit from the added capacity and potential operating synergies as a result of the acquisition of Carlton.

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

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,590	14,808
Inventories	9,958
Current intangible assets subject to amortization	1,240
Other current assets	348
Property, plant and equipment, net	26,703
Non-current intangible assets subject to amortization	8,790
Goodwill and other intangible assets not subject to amortization	22,587
Non-current deferred tax asset	1,267
Total assets	87,502
Current liabilities	7,645
Non-current liabilities	3,430
Deferred income tax liability	10,227
Total liabilities assumed	21,302
Cash paid for acquisition, before consideration of cash acquired	$66,200

In November 2007, we sold our Forestry Division to Caterpillar. The Forestry Division constituted the majority of the operations comprising our former Industrial and Power Equipment segment. The Forestry Division manufactured timber harvesting equipment and industrial tractors and loaders and is reported as discontinued operations for all periods presented.

Our capital structure has experienced significant changes over the past three years. We began 2007 with $350.9 million in total debt. In 2007, we made significant reductions in outstanding debt by utilizing cash generated from operations and the proceeds from the sale of our discontinued Forestry Division. We borrowed an additional $58.5 million under our revolving credit facility in May 2008 to fund the acquisition of Carlton, and repaid a portion of that borrowing with cash generated from operations during 2008. In 2009 we have continued to reduce our outstanding debt utilizing cash generated from operations, including reductions in working capital components. We have executed several amendments of our senior credit facilities, and in December 2009 we amended these facilities and extended the maturity date until February 2012. At the end of 2009, our total debt was $285.9 million, representing a net reduction of $65.0 million over the preceding three-year period.

BLOUNT INTERNATIONAL, INC.

Operating Results

Year ended December 31, 2009 compared to year ended December 31, 2008

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

(Amounts in millions)	2009	2008	Change	Contributing Factor
(Amounts may not foot due to rounding)
Sales	$502.4	$597.0	$(94.6)
				$ (110.8)	Sales volume
				23.7	Selling price and mix
				(7.5)	Foreign currency translation
Gross profit	169.5	192.8	(23.3)
Gross margin	33.7%	32.3%		(43.8)	Sales volume
				23.7	Selling price and mix
				(6.1)	Product cost and mix
				2.9	Foreign currency translation
Selling, general and administrative expenses ("SG&A")	109.1	103.6	5.5
As a percent of sales	21.7%	17.4%		8.6	Litigation settlement, refinancing and CEO transition costs
				(4.6)	Compensation
				4.7	Employee benefits
				2.7	Professional services
				(1.9)	Depreciation
				(1.8)	Advertising
				(2.6)	Foreign currency translation
				0.4	Other, net
Other operating items	4.2	1.7	2.5
				5.2	Plant closure and severance costs
				(2.7)	Gain on sale of property
Operating income	56.2	87.5	(31.3)
Operating margin	11.2%	14.7%		(23.3)	Decrease in gross profit
				(5.5)	Increase in SG&A expenses
				(2.5)	Change in other operating items
Income from continuing operations	23.0	38.8	(15.8)
				(31.3)	Decrease in operating income
				1.2	Decrease in net interest expense
				(1.6)	Change in other income (expense)
				15.8	Decrease in income tax provision
Loss from discontinued operations	–	(0.2)	0.2
				0.6	Increase in operating results
				(0.3)	Decrease in income tax benefit
Net income	$23.0	$38.6	$(15.6)

Sales in 2009 decreased $94.6 million (15.8%) from 2008, due to lower sales volume and, to a lesser degree, unfavorable foreign currency effects, partially offset by price and mix improvements. The Outdoor Products segment experienced a $78.2 million (13.8%) decrease in sales during 2009 compared to 2008, and sales of our gear-related products decreased by $16.4 million (52.2%) from 2008 to 2009. Both of these decreases can be attributed to the world-wide economic downturn that was prevalent for the majority of 2009. International sales decreased $56.6 million (14.4%), while domestic sales decreased $38.0 million (18.7%). Included in the international decrease is the $7.5 million unfavorable impact from movement in foreign currency exchange rates compared to 2008. By product line, sales of cutting chain, guide bars, sprockets and accessories decreased 15.3%, driven by decreased demand for our products, partially offset by selling price increases. Sales of lawn and garden equipment parts were down only 0.3% as favorable weather patterns in the U.S. contributed to relatively stable year-over-year sales unit volumes. Sales of concrete-cutting construction products decreased 29.9% from 2008 to 2009, due to weakness in the construction equipment markets in both Europe and North America.

BLOUNT INTERNATIONAL, INC.

Consolidated order backlog at December 31, 2009 was $79.7 million compared to $103.5 million at December 31, 2008, reflecting reduced order levels attributable to the world-wide economic downturn.

Gross profit decreased $23.3 million (12.1%) from 2008 to 2009. Gross margin in 2009 was 33.7% of sales compared to 32.3% in 2008. Lower sales unit volume reduced gross profit by $43.8 million on a year-over-year basis. Improved average selling prices and product mix increased gross profit by $23.7 million and the net favorable effect of movement in foreign currency exchange rates added $2.9 million to gross profit. Higher product cost and mix, excluding the foreign currency exchange effect from translating foreign operating costs into weaker U.S. Dollars, reduced gross profit by $6.1 million year-over-year. The higher cost included higher year-over-year steel costs of $1.0 million, as well as inflationary pressures from higher wages and other conversion costs, along with reduced efficiencies and cost absorption resulting from sharply lower production volumes compared to the prior year. Cost of goods sold included purchase accounting charges related to Carlton of $1.7 million in 2009 and $3.5 million in 2008. We expect to recognize gradually decreasing amortization of purchase accounting adjustments related to Carlton of $1.7 million in 2010, $1.5 million in 2011 and $1.3 million in 2012.

Fluctuations in currency exchange rates increased our gross profit in 2009 compared to 2008 by $2.9 million on a consolidated basis. The translation of weaker foreign currencies in Brazil and Canada into a stronger U.S. Dollar resulted in lower reported manufacturing costs. These cost decreases were partially offset by the negative effect of translating sales in Europe to U.S. Dollars with a weaker year-over-year Euro.

SG&A was $109.1 million in 2009 compared to $103.6 million in 2008, representing a year-over-year increase of $5.5 million (5.3%). As a percent of sales, SG&A increased to 21.7% in 2009, compared to 17.4% in 2008, reflecting the effect of lower sales revenue on the semi-fixed nature of certain SG&A expenses. In addition, in the fourth quarter of 2009 we recorded incremental charges of $8.6 million for settlement of a litigation matter, fees associated with the Company's December refinancing activities and costs associated with the transition of the Company's Chief Executive Officer. Compensation expense decreased by $4.6 million, year-over-year, reflecting reductions in headcount, reduced variable compensation due to the downturn in our operating results and lower stock-based compensation expense as stock award grants were limited to new employees. Future levels of stock-based compensation expense will depend on many factors, including the quantity, type, vesting schedule and timing of future grants, the price of our stock, the volatility of our stock and risk-free interest rates. Employee benefits expense increased due to higher pension costs related to the decrease in fair value of pension assets experienced in 2008. Professional services increased $2.7 million, primarily due to higher legal and transaction costs, partially offset by reduced costs for audit and tax services. Depreciation expense reported in SG&A decreased by $1.9 million, primarily because our company-wide enterprise resource planning software became fully depreciated in 2008 and we transitioned from owned facilities to leased facilities at our European headquarters and distribution center. We reduced advertising expenses by $1.8 million year-over-year as part of our cost reduction actions for 2009. The translation of generally weaker foreign currencies into a stronger U.S. Dollar resulted in a decrease in international SG&A expenses of $2.6 million from the prior year.

We maintain defined benefit pension plans for substantially all employees and retirees in the U.S., Canada and Belgium. In addition, we maintain postretirement medical and other defined benefit plans covering the majority of our employees and retirees in the U.S. The costs of these benefit plans are included in cost of goods sold and SG&A. The accounting effects and funding requirements for these plans are subject to actuarial estimates, actual plan experience and the assumptions we make regarding future trends and expectations. See further discussion below of these key assumptions and estimates under "Critical Accounting Policies and Estimates". Total expense recognized for these pension plans and other defined benefit postretirement plans was $10.9 million in 2009 and $5.4 million in 2008. At December 31, 2009, we had $72.0 million of accumulated other comprehensive losses, related to our pension and other post-employment benefit plans, that will be amortized to expense over future years, including $3.8 million to be expensed in 2010. The asset values in these funded plans declined sharply in late 2008, then partially recovered during 2009. We also made a voluntary contribution to the U.S. defined benefit pension plan assets of $10.0 million in 2009.

During the second quarter of 2009, we closed our saw chain manufacturing plant in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. During 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs and $0.8 million in other expenses. Of these charges, $0.3 million is included in cost of goods sold within the Outdoor Products segment and $3.5 million is included in plant closure and severance costs on the 2009 Consolidated Statements of Income. The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheet as of December 31, 2009.

BLOUNT INTERNATIONAL, INC.

We have taken actions during 2008 and 2009 to reduce the number of employees at certain of our other locations. During 2009, we recognized a total of $3.4 million in severance charges related to this reduction in force. During the first nine months of 2009, we eliminated over 600 positions, or 17% of our total workforce. We recognized severance charges of $1.7 million during 2008 for similar actions.

On June 25, 2009, we sold the land and building formerly occupied by our European headquarters and distribution center. These operations have moved to new, nearby leased facilities. We recognized a pre-tax gain of $2.7 million on the sale.

Operating income decreased by $31.3 million (35.8%) from 2008 to 2009, resulting in an operating margin for 2009 of 11.2% of sales compared to 14.7% for 2008. The decrease in operating income was due to lower gross profit, increased SG&A expenses and increased plant closure and severance charges in 2009. Partially offsetting these decreases was the gain recognized on the sale of property in Europe.

Interest expense was $24.7 million in 2009 compared to $27.1 million in 2008. The decrease was primarily due to lower average debt balances in 2009 compared to 2008. Our variable interest rates increased during 2009 after the amendment of our revolving credit facility in April, and the amendment and restatement of our senior credit facilities in December. Interest income was $0.2 million in 2009 and $1.4 million in 2008. Interest income in 2009 reflects lower average balances of cash and cash equivalents and lower average interest rates compared to 2008.

Other income was $0.2 million in 2009 compared to $1.8 million in 2008. The net other income in 2008 is largely attributable to gains on the sale of marketable securities.

The following table summarizes our income tax provision for continuing operations in 2009 and 2008:

	Year Ended December 31,
(Amounts in thousands)	2009	2008
Income from continuing operations before income taxes	$31,933	$63,588
Provision for income taxes	8,940	24,745
Income from continuing operations	$22,993	$38,843
Effective tax rate	28.0%	38.9%

The effective income tax rate decreased from 38.9% in 2008 to 28.0% in 2009 primarily due to differences in foreign versus domestic tax rates and shifts in pre-tax income among jurisdictions. The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate. The taxable income earned by our subsidiary in China increased significantly from 2008 to 2009, and we are currently operating at a reduced tax rate in China during the phase-out period of our previous tax holiday. During 2009, the stronger U.S. Dollar contributed to generation of tax deductible foreign currency losses at foreign subsidiaries that are not recognized for book purposes, thus lowering the effective tax rate reported on our book income. During 2008, the U.S. Dollar was generally weaker than these same foreign currencies which produced taxable foreign currency gains at foreign subsidiaries that were not recognized for book purposes, thereby increasing the effective tax rate reported on book income.

Income from continuing operations in 2009 was $23.0 million, or $0.48 per diluted share, compared to $38.8 million, or $0.81 per diluted share, in 2008.

Loss from discontinued operations in 2008 was $0.2 million, or $0.01 per diluted share, representing the wrap-up activities related primarily to our discontinued Forestry Division.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008
Operating loss	$–	$(589)
Income tax benefit	–	(345)
Loss from discontinued operations	$–	$(244)

Segment Results. The following table reflects segment sales and operating income for 2009 and 2008:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	Change
Sales:
Outdoor Products	$487,366	$565,557	$(78,191)
Corporate and other	15,060	31,478	(16,418)
Total sales	$502,426	$597,035	$(94,609)
Operating income (loss)
Outdoor Products	$79,925	$103,446	$(23,521)
Corporate and other	(23,732)	(15,966)	(7,766)
Operating income	$56,193	$87,480	$(31,287)

BLOUNT INTERNATIONAL, INC.

Outdoor Products Segment. Sales for the Outdoor Products segment decreased $78.2 million (13.8%) in 2009 compared to 2008. Of this decrease, $93.9 million was attributable to reduced sales unit volume, primarily from a reduction in demand for our products attributable to the world-wide economic downturn. Fluctuations in foreign currency exchange rates further reduced segment sales by $7.5 million in 2009 compared to 2008. Improved average selling prices and product mix increased sales by $23.2 million on a year-over-year basis. International sales decreased by 14.2% year-over-year, including the unfavorable effects of movements in foreign currency exchange rates, while domestic sales decreased 12.9%. Replacement market sales decreased by 11.9%, while sales to OEMs were down 19.9%. We believe that in 2009 our OEM customers reduced their inventory levels, and also experienced reduced sales of their products, to a greater degree than did our replacement channel customers. Segment sales order backlog decreased by $20.8 million to $78.1 million at December 31, 2009.

Segment contribution to operating income decreased $23.5 million (22.7%) in 2009 compared to 2008. Lower sales unit volume reduced operating income by $37.5 million. Average selling price increases and improved product mix added $23.2 million to segment operating income, while increased product cost and mix lowered segment operating income by $9.7 million. Higher SG&A expenses of $5.1 million further reduced segment operating income. The net favorable effect of fluctuations in foreign currency translation rates increased segment operating income by $5.5 million. In addition, we recognized purchase accounting charges totaling $1.7 million in 2009 and $3.5 million in 2008 related to the acquisition of Carlton. The higher product cost and mix, excluding the foreign currency exchange effects, is driven by higher year-over-year steel costs of $1.8 million, as well as inflationary pressures from higher wages and other conversion costs, including reduced manufacturing efficiencies and cost absorption resulting from significantly lower production volumes compared to the prior year. The increase in SG&A expenses includes charges to settle a litigation matter, partially offset by reduced compensation, depreciation and advertising costs. The operating margin of 16.4% in 2009 compares to 18.3% in 2008.

Corporate and Other. The corporate and other category includes the activity of our gear components business, costs of certain centralized management and administrative functions, charges associated with restructuring activities and a gain on sale of land and building in Europe. Sales of gear-related products decreased 52.2% from 2008 to 2009, reflecting very weak market conditions for heavy equipment in the utility, construction, environmental and forestry industries. These weak market conditions resulted in $17.0 million in lower sales volume, which was partially offset by increased average selling prices and improved product mix of $0.6 million. The contribution to operating income from our gear components business decreased $1.5 million (47.6%) year-over-year to $1.7 million due to lower sales revenue driven by reduced unit volume, partially offset by increased average selling prices and decreased SG&A expenses. Central administrative expenses increased $6.2 million year-over-year including the following effects:

■  Increased costs of $3.6 million for employee benefits, primarily postretirement benefits.

■  Increased legal fees, partially offset by reduced audit and tax fees, for a net increase of $1.4 million.

■  Reduced stock compensation expense of $1.7 million.

■  Costs of $3.5 million to close the manufacturing plant in Milan, Tennessee.

■  Increased severance cost of $1.7 million reflecting a significant reduction in force implemented in 2009.

■  Gain on sale of building of $2.7 million in 2009 with no comparable amount in 2008.

BLOUNT INTERNATIONAL, INC.

Year ended December 31, 2008 compared to year ended December 31, 2007

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

(Amounts in millions)	2008	2007	Change	Contributing Factor
(Amounts may not foot due to rounding)
Sales	$597.0	$515.5	$81.5
				$ 18.9	Sales volume
				15.0	Selling price and mix
				6.7	Foreign currency translation
				40.9	Carlton operations
Gross profit	192.8	175.0	17.8
Gross margin	32.3%	33.9%		7.6	Sales volume
				15.0	Selling price and mix
				(7.8)	Product cost and mix
				(2.7)	Foreign currency translation
				5.7	Carlton operations
Selling, general and administrative expenses ("SG&A")	103.6	94.3	9.3
As a percent of sales	17.4%	18.3%		3.1	Compensation and other benefits
				(1.3)	Professional services
				2.4	Foreign currency translation
				4.4	Carlton operations
				0.7	Other, net
Severance costs	1.7	–	1.7		Reduction in force
Operating income	87.5	80.7	6.8
Operating margin	14.7%	15.7%		17.8	Increase in gross profit
				(11.0)	Increase in SG&A
Income from continuing operations	38.8	32.1	6.7
				6.8	Increase in operating income
				6.0	Decrease in net interest expense
				2.6	Change in other income (expense)
				(8.7)	Increase in income tax provision
Income (loss) from discontinued operations	(0.2)	10.7	(11.0)
				(26.0)	2007 gain on sale of net assets
				(0.4)	Decrease in operating results
				15.4	Decrease in income tax provision
Net income	$38.6	$42.9	$(4.3)

Sales in 2008 increased $81.5 million (15.8%) from 2007, due to higher sales volume, average selling price and mix improvements, favorable effects of translation of foreign currency denominated sales transactions into U.S. Dollars and the acquisition of Carlton in May of 2008. The Outdoor Products segment experienced a $78.8 million (16.2%) increase in sales during 2008 compared to 2007, and sales of our gear-related products increased by $2.7 million (9.3%) from 2007 to 2008. International sales increased $63.6 million (19.3%), while domestic sales increased $17.9 million (9.6%). Included in the international increase is the $6.7 million favorable impact from movement in foreign currency exchange rates compared to 2007. The growth in both international and domestic sales includes sales of Carlton products for the last eight months of 2008. By product line, sales of cutting chain, guide bars, sprockets and accessories increased 19.5%, driven by increased demand for our products and selling price increases, as well as the addition of the Carlton business during 2008. Year-over-year growth in revenues from these products was 8.8%, excluding the effects of Carlton. Sales of outdoor equipment parts were up 10.8%. Sales of concrete-cutting products decreased 9.1% from 2007 to 2008, due to weakness in the construction equipment markets in both Europe and North America.

Consolidated order backlog at December 31, 2008 was $103.5 million compared to $69.3 million at December 31, 2007. The year-over-year increase primarily occurred in the Outdoor Products segment, including the addition of $31.2 million in backlog related to Carlton.

Gross profit increased $17.8 million (10.2%) from 2007 to 2008. Gross margin in 2008 was 32.3% of sales compared to 33.9% in 2007. Higher sales volume, improved average selling prices and product mix and the addition of Carlton's operations added to our gross profit in 2008. Increases in product costs, as well as the net unfavorable

BLOUNT INTERNATIONAL, INC.

effect of movement in foreign currency exchange rates, partially offset these increases. Purchase accounting charges of $3.5 million related to the Carlton acquisition reduced the gross margin by 0.6 percentage points. These first year purchase accounting charges include non-recurring expenses of $1.7 million for the adjustment of inventory to fair value at the acquisition date. The higher product cost and mix, excluding the foreign currency exchange effect from translating foreign operating costs into weaker U.S. Dollars, is primarily driven by higher year-over-year steel costs of $7.9 million, as well as inflationary pressures from higher wages and other conversion costs, partially offset by improved efficiencies and cost absorption resulting from higher production volumes compared to the prior year. Our steel costs rose sharply during the first nine months of 2008, before stabilizing in the fourth quarter. The impact of these steel price increases affected our results primarily in the second half of 2008, because we had purchased additional steel ahead of the price increases and because of the inherent delay for raw material to be manufactured into products and then sold and recognized as cost of sales.

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

SG&A was $103.6 million in 2008 compared to $94.3 million in 2007, representing a year-over-year increase of $9.3 million (9.9%). As a percent of sales, SG&A declined to 17.4% in 2008, compared to 18.3% in 2007, reflecting the benefit of leveraging higher sales revenue on the semi-fixed nature of certain SG&A expenses. Carlton operations added $4.4 million to SG&A expenses in 2008. Compensation and other benefits expense increased by $3.1 million, year-over-year, reflecting annual merit increases for our employees, higher variable compensation expenses based on improved operating performance and increased post-employment benefit expenses. Stock-based compensation expense was flat year-over-year. Professional services decreased $1.3 million, primarily due to lower fees for legal and audit services. International SG&A increased $2.4 million from the prior year due to the translation effect of converting foreign expenses into weaker U.S. Dollars.

Severance costs and benefits related to a reorganization action at our Portland headquarters, as well as similar actions taken in Europe, were $1.7 million in 2008.

We maintain defined benefit pension plans for substantially all employees and retirees in the U.S., Canada and Belgium. In addition, we maintain postretirement medical and other defined benefit plans covering the majority of our employees and retirees in the U.S. The costs of these benefit plans are included in cost of goods sold and SG&A. The accounting effects and funding requirements for these plans are subject to actuarial estimates, actual plan experience and the assumptions we make regarding future trends and expectations. See further discussion below of these key assumptions and estimates under "Critical Accounting Policies and Estimates". Total expense recognized for these pension plans and other defined benefit postretirement plans was $5.4 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively. These amounts, which include amounts charged to both continuing and discontinued operations, also include pension curtailment charges of $0.2 million in 2007 related to our discontinued Forestry Division. At December 31, 2008, we had $52.9 million of accumulated other comprehensive losses, related to our pension and other post-employment benefit plans, that will be amortized to expense over future years, including $4.9 million expensed in 2009.

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

BLOUNT INTERNATIONAL, INC.

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

Loss from discontinued operations in 2008 was $0.2 million, or $0.01 per diluted share, compared to income of $10.7 million, or $0.22 per diluted share in 2007. The 2008 results consist of wrap-up activities related primarily to our discontinued Forestry Division. The 2007 results consisted of our discontinued Forestry Division operations through the disposition date of November 5, 2007, and the related gain on disposition net of taxes.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007
Sales	$–	$111,934
Operating loss	(589)	(195)
Gain on disposition of net assets	–	25,989
Income (loss) before taxes from discontinued operations	(589)	25,794
Income tax provision (benefit)	(345)	15,080
Income (loss) from discontinued operations	$(244)	$10,714

Sales by the Forestry Division were $111.9 million in 2007 and the net operating loss was $0.2 million. The poor operating results were primarily due to a deepening of the cyclical downturn in the North American forest products equipment market in 2007, as well as charges of $4.5 million incurred in 2007 for employee severance, employee benefits and transition and closure costs related to the disposition of this business. The 2007 results reflect the $26.0 million pretax gain on the disposal of the Forestry Division's net assets. The net cash proceeds received in 2007 from the sale of the Forestry Division were approximately $68.3 million and were used to reduce outstanding debt.

Segment Results. The following table reflects segment sales and operating income for 2008 and 2007:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	Increase
Sales:
Outdoor Products	$565,557	$486,739	$78,818
Corporate and other	31,478	28,796	2,682
Total sales	$597,035	$515,535	$81,500
Operating income (loss):
Outdoor Products	$103,446	$95,932	$7,514
Corporate and other	(15,966)	(15,232)	(734)
Operating income	$87,480	$80,700	$6,780

Outdoor Products Segment. Sales for the Outdoor Products segment increased $78.8 million (16.2%) in 2008 compared to 2007. Of this increase, $40.9 million was attributable to the operations of Carlton, acquired in May 2008, and $19.6 million was due to additional sales volume, primarily from an increase in sales of wood-cutting saw chain and lawn and garden equipment parts, driven by strong global demand for these products. Domestic sales were stimulated, in part, by hurricane activity along the U.S. Gulf Coast. Improved average selling prices and product mix also contributed $11.5 million to the year-over-year sales increase. Fluctuations in foreign currency exchange rates added another $6.7 million to segment sales in 2008 compared to 2007. International sales grew 19.2% year-over-year, including the favorable effects of movements in foreign currency exchange rates, while domestic sales increased 9.9%. Replacement market sales increased by 10.6%, while sales to OEMs were flat, excluding the effects of Carlton. Sales of concrete-cutting products decreased by $2.8 million (9.1%), primarily driven by

BLOUNT INTERNATIONAL, INC.

lower volume due to weakness in the domestic and European construction equipment markets. Segment sales order backlog increased by $35.6 million, to $98.9 million at December 31, 2008, of which $31.2 million was attributable to Carlton-related backlog.

Segment contribution to operating income increased $7.5 million (7.8%) in 2008 compared to 2007. The favorable effects of increased sales volume ($7.6 million), improved average selling prices and mix ($11.5 million) and the addition of Carlton's operating results were partially offset by higher product cost and mix ($5.5 million), higher SG&A expenses ($2.2 million) and the net unfavorable effect of fluctuations in foreign currency translation rates ($5.2 million). In addition, we recognized purchase accounting charges totaling $3.5 million in 2008 related to the acquisition of Carlton. The higher product cost and mix, excluding the foreign currency exchange effect from translating foreign operating costs into weaker U.S. Dollars, is primarily driven by higher year-over-year steel costs of $6.4 million, as well as inflationary pressures from higher wages and other conversion costs. These higher costs were partially offset by improved efficiencies and cost absorption resulting from higher production volumes compared to the prior year. The increase in SG&A expenses includes higher compensation and benefit expenses partially offset by reduced legal fees. The operating margin of 18.3% in 2008 compares to 19.7% in 2007.

Corporate and Other. The corporate and other category includes the activity of our gear components business, costs of certain centralized management and administrative functions and charges associated with restructuring activities. Sales of gear-related products increased 9.3% from 2007 to 2008, with improved average selling prices and mix of $3.4 million partially offset by lower volume of $0.7 million. Weak market conditions in the construction and forestry equipment markets in the U.S. were partially offset by increased business in the utility and environmental equipment markets. The contribution to operating income from our gear components business increased $1.2 million (60%) year-over-year to $3.2 million due to higher sales revenue driven by increased pricing. Central administrative expenses were up $1.9 million year-over-year, with an increase in variable compensation costs of $0.5 million and severance costs of $1.7 million, partially offset by reduced professional fees.

Financial Condition, Liquidity and Capital Resources

During 2007, we significantly reduced our debt, using cash flow from operations and the net proceeds from the sale of our Forestry Division. During 2008, our debt increased primarily due to additional borrowing of $58.5 million to fund the acquisition of Carlton in May of 2008, partially offset by debt repayments from operating cash flows. During 2009, we again reduced our debt using cash flow generated from operations. Total debt was $285.9 million at December 31, 2009 and $325.5 million at December 31, 2008, representing a net decrease of $39.7 million during 2009. Outstanding debt as of December 31, 2009 consisted of term loans of $107.5 million, a revolving credit facility balance of $3.4 million and 8 7/8% senior subordinated notes of $175.0 million.

8 7/8% Senior Subordinated Notes. We have one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012 and is payable semi-annually in arrears. These notes are subject to redemption at any time at our option, in whole or in part, at redemption prices of 102.219% through July 31, 2010; and at 100% on August 1, 2010 through the maturity date. These notes are issued by our wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of our existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes.

Senior Credit Facilities. We first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003. The agreement was amended and restated on August 9, 2004, underwent several subsequent amendments, and was amended and restated again on December 4, 2009. The senior credit facilities consist of a term loan facility and a revolving credit facility.

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

April 2009 Amendment to Revolving Credit Facility. On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

■   The maturity date was extended to August 9, 2010.

BLOUNT INTERNATIONAL, INC.

■  We reduced total availability under the revolver from $150.0 million to $90.0 million.

■  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate as defined in the credit agreement (the "LIBOR Rate") plus 5.00% or the U.S. index rate as defined in the credit agreement (the "U.S. Index Rate") plus 3.25%, with a minimum rate of 7.50%, on all outstanding principal.

■  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.0%.

■  The Company incurred fees and third party costs of $2.0 million related to the amendment.

The revolving credit facility principal balance outstanding was classified as current on the December 31, 2008 Consolidated Balance Sheet because, before the maturity date was extended by the amendment, the maturity date was less than 12 months from the balance sheet date at the time. There were no changes to financial covenants nor did this amendment affect the term loan facility.

December 2009 Amendment and Restatement of Credit Facilities. On December 4, 2009, the senior credit facility was amended and restated as follows:

■  The maturity date for both the revolving credit facility and the term loan facility was extended to February 9, 2012.

■  The total available borrowings under the revolving credit facility were reduced from $90.0 million to $60.0 million to better align with our credit needs.

■  The interest rate on the term loan facility was increased from LIBOR plus 1.75% or the U.S. prime interest rate to the LIBOR Rate plus 3.50%, or the index rate, as defined in the credit agreement (the "Index Rate") plus 2.50%, with a minimum rate of 5.50%.

■  The maximum allowed leverage ratio, as defined in the credit agreement, was increased from 4.25 to 4.50.

■  Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding were not affected by this amendment and restatement, and the terms for this portion of the term loans remain unchanged, including interest at the prime rate and a maturity date of August 9, 2010.

■  The Company incurred fees and third party costs of $3.3 million related to the amendment and restatement.

The revolving credit facility provides for total available borrowings up to $60.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and credit facility leverage ratio. As of December 31, 2009, the Company had the ability to borrow an additional $53.3 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR Rate plus 5.00%, or the Index Rate plus 3.25%, with a minimum interest rate of 7.50%, and matures on February 9, 2012. Interest is payable on the individual maturity dates for each LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, with a minimum interest rate of 5.50%, and matures on February 9, 2012. The term loan facility requires quarterly payments of $0.3 million, with a final payment of $101.1 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenants relating to:

■  Maximum capital expenditures.

■  Minimum fixed charge coverage ratio, defined as earnings from continuing operations before interest, taxes, depreciation, amortization and certain other items ("EBITDA") divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments and certain other items.

■  Maximum leverage ratio, defined as total debt divided by EBITDA.

■  Maximum credit facility leverage ratio, defined as principal outstanding under the senior credit facilities divided by EBITDA.

Financial Covenants	Requirement	As of December 31, 2009
Maximum capital expenditures	$32,500	$17,293
Minimum fixed charge coverage ratio	1.15	1.73
Maximum leverage ratio	4.50	3.31
Maximum credit facility leverage ratio	2.50	1.31

In addition, there are covenants or restrictions relating to, among other categories, investments, loans and advances, indebtedness, dividends on our stock and the sale of stock or assets. We were in compliance with all debt covenants as of December 31, 2009. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets. Such non-compliance, if any, could also result in an event of default under the indenture agreement related to the 8 7/8% senior subordinated notes. Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

The amended and restated senior credit facilities may be prepaid at any time. There can also be additional mandatory repayment requirements related to the sale of

BLOUNT INTERNATIONAL, INC.

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

Interest expense was $24.7 million in 2009, $27.1 million in 2008 and $33.1 million in 2007. The reduction in interest expense from 2008 to 2009 is primarily the result of a reduction in average principal outstanding. The reduction in interest expense from 2007 to 2008 is due to lower variable interest rates and a reduction in average principal outstanding. The weighted average of our variable interest rates decreased by 343 basis points during 2008. Our annual interest expense may continue to vary in the future because the senior credit facility interest rates are not fixed. The weighted average interest rate on all our outstanding debt as of December 31, 2009 was 7.54%, compared with 6.42% as of December 31, 2008.

We intend to fund working capital, capital expenditures, debt service requirements and obligations under our postretirement benefit plans for the next twelve months through expected cash flows generated from operations and the amounts available under our revolving credit agreement. Interest on our debt is payable in arrears according to varying interest rates and periods. We expect our financial resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that these resources will be sufficient to meet our needs. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to postretirement benefit plans, the postponement of capital expenditures, restructuring of our credit facilities and issuance of new debt or equity securities.

Cash and cash equivalents at December 31, 2009 were $55.1 million compared to $58.3 million at December 31, 2008.

Cash provided by operating activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Income from continuing operations	$22,993	$38,843	$32,143
Non-cash items included in net income	31,413	33,880	35,082
Subtotal	54,406	72,723	67,225
Changes in assets and liabilities, net	2,321	(7,201)	(32,838)
Discontinued operations	454	(4,318)	(5,209)
Cash provided by operating activities	$57,181	$61,204	$29,178

Non-cash items consist of depreciation of property, plant and equipment; amortization; stock compensation; asset impairment charges; deferred income taxes; (gain) loss on disposal of assets and other non-cash items. Changes in assets and liabilities, net, consists of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2009 cash provided by operating activities of $57.2 million reflected the following significant items:

■  Income from continuing operations of $23.0 million, a $15.9 million decrease from 2008.

■  Non-cash items of $31.4 million which consisted of the following:

0  Depreciation of $20.4 million, a reduction of $0.8 million from 2008 as certain older assets became fully depreciated and our rate of new capital expenditures decreased.

0  Amortization of $5.5 million, a reduction of $1.8 million from 2008, as amortization expense for purchase accounting adjustments related to Carlton was lower.

0  Stock compensation and other non-cash charges of $3.8 million, a decrease of $0.3 million from 2008 reflecting lower stock compensation expense, partially offset by costs incurred in 2009 for refinancing transactions.

0  An asset impairment charge of $2.0 million recognized when we closed our manufacturing plant in Milan, Tennessee.

BLOUNT INTERNATIONAL, INC.

0  Deferred income taxes of $2.1 million compared to $3.2 million recognized in 2008.

0  A gain on sale of property of $2.5 million compared with $1.5 million in 2008. The 2009 gain includes a $2.7 million gain on sale of land and building in Europe. The 2008 gain relates to sales of marketable securities.

■  The net change in assets and liabilities increased cash flows from operating activities by $2.3 million, including the following items:

0  A decrease in accounts receivable of $2.3 million, resulting from lower sales revenue.

0  A decrease in inventories of $12.8 million, resulting from reduced levels of production.

0  An increase in other assets of $1.8 million primarily due to higher income taxes receivable.

0  A decrease of $7.8 million in accounts payable and accrued expenses due to timing of payments.

0  A decrease of $3.2 million in other liabilities, primarily related to changes in our post-employment benefit plan obligations.

2008 cash provided by operating activities of $61.2 million reflected the following significant items:

■  Income from continuing operations of $38.8 million, an increase of $6.7 million over 2007.

■  Non-cash items of $33.9 million, which included the following:

0  Depreciation expense of $21.2 million, increased over the prior year due to capital expenditure levels in excess of depreciation over the last several years, as well as the addition of assets acquired with the acquisition of Carlton.

0  Amortization of $7.4 million, increased over the prior year due to the amortization of purchase accounting intangibles from the acquisition of Carlton.

0  Stock compensation costs of $3.3 million, comparable to 2007 levels.

0  A deferred income tax provision of $3.2 million.

0  Gain on disposal of assets of $1.5 million from the sale of marketable securities.

■  The net change in assets and liabilities reduced cash flow from operations by $7.2 million, including the following items:

0  A decrease in accounts receivable of $5.9 million, reflecting a lower level of sales in the last two months of 2008 compared to the last two months of 2007.

0  An increase in inventory of $11.0 million, as production volumes exceeded shipments during the last few months of 2008, and higher steel costs increased year-end inventory values by approximately $4.1 million.

0  A decrease in other assets of $4.5 million, primarily due to the collection of a portion of the sales price for our 2007 sale of the Forestry Division, which was held in escrow.

0  A decrease in accounts payable of $7.3 million, resulting from the timing of payments to vendors.

0  An increase in accrued expenses of $2.0 million, primarily resulting from an increase in the accruals for various customer rebate and cooperative advertising programs, which were higher due to the higher level of sales in 2008 compared to 2007.

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

■  Non-cash items of $35.1 million, which included the following:

0  Depreciation expense of $17.6 million, up from the prior year due to capital expenditure levels in excess of deprecation over the last several years.

0  Amortization and write-off of deferred financing costs of $4.6 million.

0  Stock compensation costs of $3.2 million, an increase of $0.7 million from 2006.

0  A deferred income tax provision of $11.1 million.

0  A net loss of $0.7 million related to the disposal of assets.

■  Changes in assets and liabilities reduced cash flow from operations by $32.8 million, including the following items:

0  A decrease in accounts receivable of $3.6 million.

0  An increase in inventories of $13.4 million as we ramped up production and inventory on hand in response to increasing orders.

0  An increase in other assets of $3.6 million, primarily related to income tax refunds receivable.

0  An increase in accounts payable of $4.7 million.

0  A reduction in accrued expenses of $7.5 million primarily related to payment of accrued income taxes.

0  A reduction in other liabilities of $16.6 million, primarily related to pension funding in excess of the amount charged to expense.

■  Discontinued operations used $5.2 million, primarily for transition costs incurred in selling the Forestry Division.

Cash contributions for pension and postretirement benefit plans were $18.5 million in 2009, $7.1 million in 2008

BLOUNT INTERNATIONAL, INC.

and $23.4 million in 2007. Funding requirements for postretirement benefit plans fluctuate significantly from year to year. See further discussion following under "Critical Accounting Policies and Estimates." The Company intends to make contributions to our pension plans in 2010 of approximately $14 million to $16 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets. The obligations under our other postretirement benefit plans are made on a pay-as-you-go basis and we expect to pay between $2.7 million and $3.5 million in 2010 for these plans. We also make cash contributions to our U.S. 401(k) plan. We contributed $4.7 million in 2009, $5.0 million in 2008 and $2.6 million in 2007 to this plan. We expect to contribute between $4.2 million and $5.0 million to the 401(k) plan in 2010. The higher level of contributions beginning in 2008 reflects the additional contribution implemented as part of our U.S. retirement plan restructuring and the freeze of our U.S. defined benefit pension plan undertaken in 2006.

Cash flows from investing activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Proceeds from sale of assets	$3,290	$1,632	$2,309
Purchases of property, plant and equipment	(17,293)	(26,058)	(18,517)
Acquisition of Carlton, net of cash acquired	–	(64,399)	–
Discontinued operations	–	1,725	69,071
Cash provided by (used in) investing activities	$(14,003)	$(87,100)	$52,863

In 2009 we used $14.0 million of cash in investing activities. Sale of assets, primarily land and building in Europe, yielded $3.2 million in proceeds during the year.

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

Purchases of property, plant and equipment for all three years presented are primarily for productivity improvements, expanded manufacturing capacity and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling and existing equipment with the rest devoted to capacity and productivity improvements, although in 2009 a greater proportion of the expenditures related to replacement activity. The decrease in 2009 expenditures compared to 2008 reflects an effort to conserve cash during the economic downturn and the reduction in operating cash flows we experienced. The increase in 2008 expenditures compared to 2007 reflects an effort to accelerate the replacement of older equipment, as well as the incremental effect from adding Carlton's capital expenditures from May to the end of the year. In 2010, we expect to invest between $23 million and $27 million for property plant and equipment, primarily for ongoing productivity and cost improvements in our manufacturing processes and routine replacement of machinery and equipment, including tooling that is consumed in the production process, as well as incremental capacity expansion.

Cash flows from financing activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Net borrowings (repayments) of debt principal	$(39,655)	$28,520	$(53,875)
Issuance, modification and redemption costs	(5,311)	–	(700)
Proceeds and taxes from stock-based compensation	(298)	1,069	324
Cash provided by (used in) financing activities	$(45,264)	$29,589	$(54,251)

2009 activity included the following:

■  Repayment of $27.4 million of revolver principal and $12.3 million of term loan principal, utilizing cash generated from operations.

■  $5.3 million spent on 2009 refinancing activities to amend and extend our senior credit facilities.

■  $0.3 million of net cash outflow for taxes on stock-based compensation, net of the related proceeds from exercises by employees.

2008 activity included the following:

■  Net borrowings during the year of $28.5 million, consisting of:

0  Borrowing of $58.5 million under our revolving credit facility for the purchase of Carlton.

BLOUNT INTERNATIONAL, INC.

0  Repayment of $30.0 million of principal on the revolving credit facility and term loans from available cash flows.

■  $0.6 million of proceeds from the exercise of stock options and a $0.5 million related tax benefit.

2007 activity included the following:

■  Net debt reduction of $53.9 million, primarily funded with proceeds from the sale of our Forestry Division.

■  Expenditures of $0.7 million incurred with the November 2007 amendment to our senior credit facilities.

■  $0.2 million of proceeds from the exercise of stock options and a $0.1 million related tax benefit.

As of December 31, 2009, our contractual and estimated obligations are as follows:

(Amounts in thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Debt obligations (1)	$285,865	$5,013	$280,852	$–	$–
Estimated interest payments (2)	61,513	22,154	39,359	–	–
Purchase commitments (3)	75	75	–	–	–
Operating lease obligations (4)	21,524	3,006	5,046	2,753	10,719
Defined benefit pension obligations (5)	4,848	4,848	–	–	–
Other postretirement obligations (6)	15,618	2,797	2,839	2,237	7,745
Other long-term liabilities (7)	508	239	256	13	–
Total contractual obligations	$389,951	$38,132	$328,352	$5,003	$18,464

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

(4) See also Note 13 to Consolidated Financial Statements.

(5) Current minimum funding requirements for defined benefit pension plans. These amounts do not include estimated future funding requirements for defined benefit pension plans of approximately $9.8 million in 2011 and each year thereafter. Actual funding requirements may vary significantly from these estimates based on actual return on assets, changes in assumptions, plan modifications and actuarial gains and losses. See additional discussion of these key assumptions and estimates under "Critical Accounting Policies and Estimates." Additional voluntary funding payments may also be made, and the Company intends to contribute between $14 and $16 million to these plans in 2010.

(6) Estimated payments for various non-qualified retirement benefits. The Company also has benefit payment obligations due under its postretirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See also Note 12 to Consolidated Financial Statements.

(7) Advisory and consulting fees for certain former officers and directors of the Company.

As of December 31, 2009, our recorded liability for uncertain tax positions was $33.8 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.

Off Balance Sheet Arrangements

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

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

BLOUNT INTERNATIONAL, INC.

decrease prior to payment due to customer performance and market conditions.

We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review of customer payments against terms and a review of customers' financial statements and conditions through monitoring services. Based on these reviews, the allowance is adjusted in the appropriate period. Additional allowances may be required based on future events or as we obtain new information about our customers' credit and financial situations.

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

We perform an annual analysis for impairment of goodwill at the reporting unit level. We also perform an impairment analysis of goodwill whenever circumstances indicate that impairment may have occurred. The impairment tests are performed by estimating the fair values of the reporting units using a discounted projected cash flow model. We believe the discounted projected cash flow model is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is generally used when valuing businesses in our industry. However, the projected future cash flows are subject to uncertainty and estimation and actual future cash flows may differ significantly from these projections. For example, many of the factors described in "Risk Factors" could have a material adverse affect on these businesses and their future cash flows. We compare the estimated fair values based on discounted projected cash flows to the carrying values of the reporting units, including goodwill. For the analysis performed in the year ended December 31, 2009, we used a discount rate of 11.5% based on our actual weighted average interest rate for debt financing and an assumed 15% return on equity, and we projected future cash flows for twelve years forward. The sum of the fair values of the reporting units is reconciled to our current market capitalization plus an estimated control premium. If the carrying amount of any reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows, which could result in the recognition of future impairments.

We incur expenses in connection with product liability claims as a result of alleged product malfunctions or defects. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, to defend or settle product liability claims for products manufactured during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated non-insured obligations. We estimate our product liability obligations on a case by case basis, in addition to a review of product performance trends and consideration of the potential liability for claims incurred but not yet reported or future claims on products we have previously manufactured. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

We incur expenses in connection with compliance with environmental laws and regulations for investigation, monitoring and, in certain circumstances, remediation of environmental contamination at our current and certain of our former operating locations. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for certain environmental claims for any contamination determined to have occurred during our ownership period for certain discontinued operations. In certain limited circumstances, we maintain insurance coverage for a portion of this exposure. We record a liability for our estimated non-insured obligations. We estimate our environmental remediation obligations on a situation by situation basis. These estimated obligations may be increased or decreased as more information on specific situations becomes available.

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

We determine the fair value of stock-based awards using the Black-Scholes model. We use the simplified method described in SEC Staff Accounting Bulletin No. 107 for estimated lives of stock options and SARs. Assumptions for the risk-free interest rate, expected volatility and dividend yield are based on historical information and management estimates.

BLOUNT INTERNATIONAL, INC.

We determine our postretirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated inflation trend in future health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, applicable indices, historical results, changes in regulations, as well as to the requirements of Accounting Standards Codification ("ASC") 715.

The net postretirement obligation is included in employee benefit obligations on the Consolidated Balance Sheets. The total postretirement obligations are reduced by the fair value of investment assets held in the related pension plan trusts. These pension assets consist of ownership interests in various mutual and commingled investment funds, which in turn hold investments in marketable debt and equity instruments and other investment assets. The fair value of these pension assets is determined in accordance with ASC 820. We determine the fair value of these assets by reference to quoted prices in active markets for identical assets and liabilities, where available (level 1). Where level 1 market prices are not available, we utilize significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable (level 2). Finally, if level 2 measurements are not available, we utilize significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities (level 3) to determine the fair values of such pension assets.

The weighted average assumed rate of return on pension plan assets was 8.2% for 2009. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our current weighting, which is 50% equity securities, 48% debt securities and 2% other for the U.S. plan, and 63% equities and 37% debt securities for the Canadian plan. To validate this assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most likely results. We believe this assumed rate of return is reasonable given the asset composition, long-term historic trends and current economic and financial market conditions. We expect to use a slightly lower assumed rate of return for 2010 and beyond, reflecting management's intent to implement a slightly more conservative investment mix in the pension plan assets.

A weighted average discount rate assumption of 6.0% was used to determine our plan liabilities at December 31, 2009, consisting of 5.75% for the U.S. plan and 7.00% for the Canadian plan. The difference in discount rates between the two plans is attributable to differences in the relevant bond indices and market conditions between the U.S. and Canada as of December 31, 2009. We believe these discount rates are reasonable given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption, we obtained published indices for such bonds and our assumed discount rate is consistent with these indices. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on a hypothetical customized bond portfolio that more closely matches the expected cash outflows of our benefit obligation. Our assumed discount rate is consistent with this customized bond portfolio rate of return and with the relevant indices for similar debt securities.

We have assumed that health care costs will increase by 10% in 2010, 9% in 2011, 8% in 2012, 7% in 2013, 6% in 2014 and 5% in 2015 and beyond. This assumption is based on historical rates of inflation for health care costs and expectations for future increases in health care costs.

Our annual postretirement expenses can be significantly impacted by changes in these assumptions. A 1% change in the return on assets assumption would change annual pension expense by $1.6 million in 2010. A 1% decrease in the discount rate would increase pension expense by $2.4 million in 2010, and a 1% increase in the discount rate would decrease pension expense by $2.0 million in 2010. A 1% increase in the health care cost trend assumption for 2010 and beyond would increase annual postretirement medical costs by approximately $0.3 million per year and a 1% decrease in the health care cost trend assumption for 2010 and beyond would decrease annual postretirement medical costs by approximately $0.2 million a year.

We account for uncertain tax positions in accordance with ASC 740-10, which clarifies the accounting for uncertainty in income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many assumptions and judgments regarding our income tax exposures. Interpretations of income tax laws and regulations and guidance surrounding them change over time. Changes in our assumptions and judgments can materially affect amounts recognized in the Consolidated Financial Statements.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets

BLOUNT INTERNATIONAL, INC.

and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2009, we have a deferred tax asset valuation allowance of $2.4 million, primarily related to foreign tax credit carryforwards and state tax net operating loss carryforwards.

Recent Accounting Pronouncements

In the opinion of management, there are currently no recent accounting pronouncements to be adopted that are expected to have a significant effect on our financial reporting.

Forward Looking Statements

"Forward looking statements," as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our "outlook," "guidance," "expectations," "beliefs," "plans," "indications," "estimates," "anticipations," and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties, including those set forth in Item 1A, "Risk Factors," and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates, rates of return and the anticipated effects of discontinued operations involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. A hypothetical 10% increase in interest rates would decrease the fair value of our fixed rate long-term debt outstanding by $3.2 million. A hypothetical 100 basis point increase in the interest rates on our variable rate debt for the duration of one year would have increased interest expense by approximately $1.2 million in 2009. At December 31, 2009 and 2008, no derivative financial instruments were outstanding to hedge interest rate risk on debt. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments. At December 31, 2009 and 2008, we had derivative financial instruments outstanding representing variable-to-fixed interest rate swaps on cash equivalents in Brazil to protect the return on those investments. These contracts were not designated as hedging instruments. The total notional amount of such instruments was $13.0 million at December 31, 2009 and $10.3 million at December 31, 2008.

Foreign Currency Exchange Risk. Approximately 19% of our sales and 25% of our operating costs and expenses were transacted in foreign currencies in 2009. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada, Brazil and China, and local currency sales and expenses in Europe and Japan. During 2009, 2008 and 2007, we used derivative instruments to protect the U.S. Dollar value of cash equivalents held in Brazil. At December 31, 2009, we had contracts outstanding to protect those investments from fluctuations in foreign currency. We may also, in the future, decide to manage some of our other exposures to currency exchange rate fluctuations through derivative products.

We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. ("Blount Canada") for contract manufacturing services performed on our behalf. Beginning in the fourth quarter of 2008, we selectively hedged a portion of the anticipated payment transactions with Blount Canada that were subject to foreign exchange exposure, using zero cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero cost collar instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value. The effective portion of the contracts' gains or losses due to changes in fair value is initially recorded as a component of accumulated other

BLOUNT INTERNATIONAL, INC.

comprehensive income and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method under ASC 815 to determine the hedge effectiveness of our zero cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates. As of December 31, 2009 and 2008, the total notional amount of such contracts outstanding was $30.3 million and $51.4 million, respectively. During 2009, we recognized a gain of $0.9 million in earnings from these contacts as they matured. During 2008, none of these contracts had matured and therefore we did not recognize any amount in earnings. We have not recognized any amount in earnings in the years ended December 31, 2009 or 2008 due to ineffectiveness of these hedging instruments.

The table below illustrates the estimated effect on our 2009 operating results of a hypothetical 10% change in major currencies (defined for us as the Euro, Canadian Dollar, Brazilian Real, Chinese RMB, Swiss Franc, Japanese Yen and Swedish Krona):

	Effect of 10% Weaker U.S. Dollar
(Amounts in thousands)	Sales	Cost of Sales	Operating Income
Euro	$5,333	$(2,467)	$1,282
Canadian Dollar	1,091	(4,442)	(3,741)
Brazilian Real	–	(1,747)	(2,121)
Chinese RMB	98	(706)	(732)
Swiss Franc	–	(1,026)	(1,026)
Japanese Yen	1,007	(89)	769
Swedish Krona	607	(118)	320

Commodity Price Risk. We secure raw materials through purchasing functions at each of our manufacturing locations. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not hedged against the price volatility of any raw materials by using any derivative instruments during 2009, 2008 or 2007.

Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing, where our costs rose in 2007 and then rose sharply again in 2008 and then rose slightly further in 2009. We purchased approximately $53.7 million of steel in 2009, which was our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $5.4 million effect on pre-tax income in 2009. We utilize multiple suppliers to purchase steel. We estimate the impact of changes on our cost of purchased steel was an increase of $1.0 million from 2006 to 2007, an increase of $7.9 million from 2007 to 2008, and an increase of $1.0 million from 2008 to 2009. Some selling prices to our customers have been increased, in part to offset the increase in steel commodity costs. We source many of our outdoor care products from Asia, in certain cases through brokers, and we anticipate expanding this practice in the future. Historically, we have not incurred any significant issues in sourcing internationally, in part due to the fact that there are multiple suppliers for each of the products we purchase.

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

BLOUNT INTERNATIONAL, INC.

Management's Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited the Consolidated Financial Statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in their report which appears herein.

/s/ Joshua L. Collins	/s/ Calvin E. Jenness

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BLOUNT INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.:

In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Blount International Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 9, 2010

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2009	2008	2007
Sales	$502,426	$597,035	$515,535
Cost of sales	332,931	404,263	340,578
Gross profit	169,495	192,772	174,957
Selling, general and administrative expenses	109,116	103,632	94,257
Gain on sale of land and building	(2,701)	–	–
Plant closure and severance costs	6,887	1,660	–
Operating income	56,193	87,480	80,700
Interest income	206	1,389	1,360
Interest expense	(24,707)	(27,094)	(33,066)
Other income (expense), net	241	1,813	(821)
Income from continuing operations before income taxes	31,933	63,588	48,173
Provision for income taxes	8,940	24,745	16,030
Income from continuing operations	22,993	38,843	32,143
Discontinued operations:
Income (loss) from discontinued operations before taxes	–	(589)	25,794
Income tax provision (benefit)	–	(345)	15,080
Income (loss) from discontinued operations	–	(244)	10,714
Net income	$22,993	$38,599	$42,857
Basic income (loss) per share:
Continuing operations	$0.48	$0.82	$0.68
Discontinued operations	–	(0.01)	0.23
Net income	$0.48	$0.81	$0.91
Diluted income (loss) per share:
Continuing operations	$0.48	$0.81	$0.67
Discontinued operations	–	(0.01)	0.22
Net income	$0.48	$0.80	$0.89
Weighted average shares used in per share calculation:
Basic	47,758	47,510	47,280
Diluted	48,274	48,130	48,078

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$55,070	$58,275
Accounts receivable, net of allowance for doubtful accounts of $3,339 and $3,800 respectively	74,475	75,555
Inventories, net	78,179	90,302
Deferred income taxes	5,528	5,492
Other current assets	23,962	14,940
Total current assets	237,214	244,564
Property, plant and equipment, net	114,470	119,749
Deferred income taxes	16,006	21,679
Intangible assets	12,371	13,864
Assets held for sale	900	1,429
Goodwill	66,071	66,071
Other assets	36,534	32,328
Total Assets	$483,566	$499,684
Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$5,013	$31,981
Accounts payable	31,539	28,864
Accrued expenses	50,614	55,235
Deferred income taxes	501	498
Total current liabilities	87,667	116,578
Long-term debt, excluding current maturities	280,852	293,539
Deferred income taxes	4,695	2,223
Employee benefit obligations	75,780	93,898
Other liabilities	41,312	36,966
Total liabilities	490,306	543,204
Commitments and contingent liabilities
Stockholders' equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,759,331 and 47,614,236 outstanding, respectively	478	476
Capital in excess of par value of stock	581,211	579,930
Accumulated deficit	(556,555)	(579,548)
Accumulated other comprehensive loss	(31,874)	(44,378)
Total stockholders' deficit	(6,740)	(43,520)
Total Liabilities and Stockholders' Deficit	$483,566	$499,684

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Cash flows from operating activities:
Income from continuing operations	$22,993	$38,843	$32,143
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	20,395	21,212	17,641
Amortization	5,548	7,351	3,951
Stock compensation and other non-cash charges	3,815	4,157	1,870
Asset impairment charges	1,960	–	–
Excess tax expense (benefit) from share-based compensation	73	(463)	(114)
Deferred income taxes	2,145	3,166	11,059
(Gain) loss on disposal of assets	(2,523)	(1,543)	675
Changes in assets and liabilities, net of impact of acquisitions:
(Increase) decrease in accounts receivable	2,317	5,945	3,585
(Increase) decrease in inventories	12,775	(10,986)	(13,409)
(Increase) decrease in other assets	(1,825)	4,461	(3,672)
Increase (decrease) in accounts payable	2,061	(7,286)	4,680
Increase (decrease) in accrued expenses	(9,833)	1,995	(7,451)
Increase (decrease) in other liabilities	(3,174)	(1,330)	(16,571)
Discontinued operations	454	(4,318)	(5,209)
Net cash provided by operating activities	57,181	61,204	29,178
Cash flows from investing activities:
Proceeds from sale of assets	3,290	1,632	2,309
Purchases of property, plant and equipment	(17,293)	(26,058)	(18,517)
Acquisition of Carlton, net of cash acquired	–	(64,399)	–
Discontinued operations	–	1,725	69,071
Net cash provided by (used in) investing activities	(14,003)	(87,100)	52,863
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(27,350)	30,750	(27,000)
Repayment of term debt principal	(12,305)	(2,230)	(26,875)
Issuance costs related to debt	(5,311)	–	(700)
Excess tax (expense) benefit from share-based compensation	(73)	463	114
Proceeds from share-based compensation activity	283	606	210
Taxes paid on restricted stock units	(508)	–	–
Net cash provided by (used in) financing activities	(45,264)	29,589	(54,251)
Effect of exchange rate changes	(1,119)	(3,007)	2,163
Net increase (decrease) in cash and cash equivalents	(3,205)	686	29,953
Cash and cash equivalents at beginning of year	58,275	57,589	27,636
Cash and cash equivalents at end of year	$55,070	$58,275	$57,589

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000's)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2006	47,243	$472	$571,683	$(661,004)	$(16,442)	$(105,291)
Net income	–	–	–	42,857	–	42,857
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	1,718	1,718
Unrealized gains	–	–	–	–	1,315	1,315
Pension liability adjustment	–	–	–	–	1,342	1,342
Comprehensive income, net	–	–	–	–	–	47,232
Exercise of stock options	49	1	323	–	–	324
Stock compensation expense	–	–	3,589	–	–	3,589
Balance December 31, 2007	47,292	473	575,595	(618,147)	(12,067)	(54,146)
Net income	–	–	–	38,599	–	38,599
Other comprehensive loss:
Foreign currency translation adjustment	–	–	–	–	(1,574)	(1,574)
Unrealized losses	–	–	–	–	(2,524)	(2,524)
Pension liability adjustment	–	–	–	–	(28,213)	(28,213)
Comprehensive income, net	–	–	–	–	–	6,288
Exercise of stock options	322	3	1,066	–	–	1,069
Stock compensation expense	–	–	3,269	–	–	3,269
Balance December 31, 2008	47,614	476	579,930	(579,548)	(44,378)	(43,520)
Net income	–	–	–	22,993	–	22,993
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	646	646
Unrealized gains	–	–	–	–	2,519	2,519
Pension liability adjustment	–	–	–	–	9,339	9,339
Comprehensive income, net	–	–	–	–	–	35,497
Stock options, stock appreciation rights and restricted stock	145	2	(301)	–	–	(299)
Stock compensation expense	–	–	1,582	–	–	1,582
Balance December 31, 2009	47,759	$478	$581,211	$(556,555)	$(31,874)	$(6,740)

The accompanying notes are an integral part of these consolidated financial statements.

BLOUNT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blount International, Inc. and Subsidiaries

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Headquartered in Portland, Oregon, Blount International, Inc. and its subsidiaries (the "Company") is a manufacturer of equipment, accessories and replacement parts to the global forestry, yard care and general contractor industries. The Company manufactures and markets branded products in focused end-markets, serving professional loggers, construction workers, homeowners, equipment dealers and distributors, and OEMs. The Company's products include cutting chain, guide bars, sprockets and accessories for chainsaws, lawnmower blades and other accessories for lawn and garden equipment, concrete-cutting equipment and accessories, mobile equipment rotational bearings, worm gear reducers, swing drives and winches. The Company maintains manufacturing facilities in the U.S., Canada, Brazil and China.

Basis of Presentation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the U. S. All significant intercompany balances and transactions have been eliminated.

Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. Dollars, monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as "other comprehensive income" in stockholders' equity (deficit). Foreign currency transaction gains and losses from settling transactions denominated in currencies other than the U.S. Dollar are recognized in the Consolidated Statements of Income when realized.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the components of equity and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liability reserves and related expenses, other legal proceedings, employee benefit plans, income taxes and deferred tax assets and liabilities, discontinued operations and contingencies. It is reasonably possible that actual results could differ materially from these estimates and assumptions and significant changes to estimates could occur in the near term.

Cash and Cash Equivalents. The Company considers cash equivalents to be all highly liquid temporary cash investments with maturities of 90 days or less at the date of investment that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates.

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

Interest cost incurred during the period of construction of plant and equipment is capitalized. Capitalized interest was $0.3 million in 2009, $0.2 million in 2008 and $0.4 million in 2007.

Goodwill and Other Intangible Assets with Indefinite Useful Lives. The Company accounts for goodwill and other intangible assets with indefinite useful lives under ASC 350. Under the provisions of ASC 350, the Company performs an annual review for impairment at the reporting unit level. The Company also performs an impairment analysis whenever circumstances indicate that impairment may have occurred. The impairment tests are performed by estimating the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the

BLOUNT INTERNATIONAL, INC.

carrying values of the reporting units, including goodwill. The sum of the fair values of the reporting units is reconciled to the Company's current market capitalization, plus an estimated control premium. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit's fair value were the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows that would create future impairments. No impairments have been recognized in 2009, 2008 or 2007 for goodwill or other intangible assets with indefinite useful lives.

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

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. During 2009, the Company recognized an impairment charge of $2.0 million for the closure of our manufacturing facility in Milan, Tennessee. No impairment charges were recognized in 2008 or 2007.

Income Taxes. In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The American Jobs Creation Act of 2004 includes a deduction of up to 9 percent (when fully phased-in) of "qualified production activities income," as defined in the law and subject to certain limitations. The benefit of this deduction is accounted for as a special deduction when realized in accordance with ASC 740-10, Section 55. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.

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

Derivative Financial Instruments. The Company accounts for derivative financial instruments in accordance with ASC 815. The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices. The Company's risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate and commodity price exposures. The policy specifies that derivatives are not to be used for speculative or trading purposes. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2009 and 2008, derivatives

BLOUNT INTERNATIONAL, INC.

consisted of foreign currency hedge instruments and interest rate swaps. Changes in the fair value of non-hedging derivative instruments are reported in current earnings. Changes in the fair value of hedging derivative instruments are recognized in other comprehensive income, until the instrument is settled, at which time the gain or loss is recognized in current earnings. See further information in Note 19.

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

Shipping and Handling Costs. The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company in accordance with ASC 605-45.

Sales Incentives. The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product and advertising allowances. The estimated cost of such expenses is recorded at the time of revenue recognition and recorded as a reduction to revenue, except that free product is recorded as cost of sales, in accordance with ASC 605-50.

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are accrued over the period the revenues are recognized. Advertising costs were $3.4 million, $5.4 million and $5.0 million for 2009, 2008 and 2007, respectively.

Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials and outside services. These costs were $8.5 million, $8.4 million and $6.5 million for 2009, 2008 and 2007, respectively.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income or net stockholders' deficit.

NOTE 2: ACQUISITION OF CARLTON

On May 2, 2008, the Company acquired all of the outstanding stock of Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon. The Company paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and also assumed liabilities totaling $21.3 million. Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition. The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under the Company's revolving credit facility. The operating results of Carlton are included in the Company's Consolidated Financial Statements from May 2, 2008 forward.

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

Summary of Carlton Preliminary Purchase Price Allocation

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,590	14,808
Inventories	9,958
Current intangible assets subject to amortization	1,240
Other current assets	348
Property, plant and equipment, net	26,703
Non-current intangible assets subject to amortization	8,790
Goodwill and other intangible assets not subject to amortization	22,587
Non-current deferred tax asset	1,267
Total assets	87,502
Current liabilities	7,645
Non-current liabilities	3,430
Deferred income tax liability	10,227
Total liabilities assumed	21,302
Cash paid for acquisition, before consideration of cash acquired	$66,200

Included in operating results for 2009 are non-cash charges totaling $1.7 million for amortization of intangible assets and depreciation of step-up to fair value for property, plant and equipment related to Carlton. Included in operating results for 2008 are non-cash charges totaling $3.5 million for amortization of intangible assets, depreciation of the step-up to fair value for property, plant and equipment and expensing of the step-up to fair value for inventories related to Carlton.

BLOUNT INTERNATIONAL, INC.

The following table summarizes the Company's intangible assets:

		December 31, 2009		December 31, 2008
(Amounts in thousands)	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill, Carlton acquisition	Indefinite	$17,087	$–	$17,087	$–
Goodwill, previous acquisitions	Indefinite	48,984	–	48,984	–
Total goodwill		66,071	–	66,071	–
Trademarks and trade names	Indefinite	5,500	–	5,500	–
Backlog	0.7	1,240	1,240	1,240	1,240
Covenant not to compete	3	590	328	590	131
Customer relationships	10	8,200	1,591	8,200	295
Total intangible assets		$81,601	$3,159	$81,601	$1,666

Amortization expense for intangible assets was $1.5 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively. No amortization expense was incurred in 2007. Amortization expense for these intangible assets is expected to total $1.5 million in 2010; $1.3 million in 2011, $1.1 million in 2012, $1.0 million in 2013 and $0.8 million in 2014.

Goodwill and indefinite-lived intangible assets are evaluated for impairment a minimum of once per year. Through December 31, 2009, no impairment of these assets has been recognized. Of the total recorded goodwill, $22.4 million is deductible for tax purposes, and is being amortized on the U.S. tax return. The accumulated tax amortization on this deductible goodwill was $17.3 million and $15.9 million at December 31, 2009 and 2008, respectively.

The following unaudited pro forma results present the estimated effect as if the acquisition had occurred on the first day of each period presented. The unaudited pro forma results include the historical results of Carlton, pro forma purchase accounting effects, pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects. In addition to the pro forma amortization of tangible and intangible asset adjustments to fair value, the unaudited pro forma results for both periods presented include a charge of $1.7 million to expense the adjustment of inventory to estimated fair value.

	2008		2007
(Amounts in thousands)	As Reported	Pro Forma (Unaudited)	As Reported	Pro Forma (Unaudited)
Sales	$597,035	$617,178	$515,535	$571,302
Net income	38,599	38,830	42,857	40,594
Basic income per share	$0.81	$0.82	$0.91	$0.86
Diluted income per share	0.80	0.81	0.89	0.84

NOTE 3: DISCONTINUED OPERATIONS

Discontinued Forestry Division. On November 5, 2007, the Company sold its Forestry Division, which constituted the majority of the Industrial and Power Equipment segment, to Caterpillar Forest Products Inc., a subsidiary of Caterpillar Inc., for gross proceeds of $79.1 million. Under the terms of the related purchase agreement, $8.8 million of the gross proceeds are initially held in escrow for up to three years from the transaction date. The Company recognized a pretax gain of $26.0 million net of related transaction expenses on the sale in 2007. This division accounted for 21% of consolidated sales for the first nine months of 2007. The Forestry Division is reported as discontinued operations for all periods presented. This division manufactured and marketed timber harvesting and handling equipment and industrial tractors and loaders. The division had manufacturing facilities in Owatonna, Minnesota; Prentice, Wisconsin; and Söderhamn, Sweden. The sale included the disposition of the Forestry Division's recorded goodwill in the amount of $22.9 million. The Company retained certain liabilities related to the business, as well as an idle manufacturing facility located in Menominee, Michigan. In December 2007, the land and building in Menominee, Michigan were sold for net cash proceeds of $0.5 million.

BLOUNT INTERNATIONAL, INC.

Discontinued operations are summarized as follows:

	December 31,
(Amounts in thousands)	2009	2008	2007
Sales	$–	$–	$111,934
Operating loss		(589)	(195)
Gain on disposition of net assets	–	–	25,989
Income (loss) before taxes from discontinued operations	–	(589)	25,794
Income tax provision (benefit)	–	(345)	15,080
Income (loss) from discontinued operations	$–	$(244)	$10,714

The 2008 results consist of wrap-up activities related to the discontinued Forestry Division. Included in the operating loss for 2007 are charges totaling $4.5 million for employee severance, employee benefits, transition costs and closure costs.

NOTE 4: RESTRUCTURING ACTIVITIES

Gain on Sale of Land and Building. On June 25, 2009, we sold the land and building formerly occupied by our European headquarters and distribution center. These operations have been moved to new, nearby leased facilities. We recognized a pre-tax gain of $2.7 million on the sale.

Plant Closure Costs. During the second quarter of 2009 we closed our manufacturing plant in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. During 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs and $0.8 million in other expenses. Of these charges, $0.3 million is included in cost of goods sold within the Outdoor Products segment and $3.5 million is included in plant closure and severance costs on the 2009 Consolidated Statements of Income. The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheet as of December 31, 2009.

Severance Costs. We have taken actions during 2008 and 2009 to reduce the number of employees at certain of our other locations. During 2009, we recognized and paid a total of $3.4 million in severance charges related to this reduction in force. During the first nine months of 2009, we reduced our number of employees by over 600 positions, or 17% of our total workforce. We recognized and paid severance charges of $1.7 million during 2008 for similar actions.

NOTE 5: INVENTORIES

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2009	2008
Raw materials and supplies	$11,510	$14,260
Work in progress	13,095	14,169
Finished goods	53,574	61,873
Total inventories	$78,179	$90,302

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(Amounts in thousands)	2009	2008
Land	$7,392	$7,469
Buildings and improvements	58,335	57,782
Machinery and equipment	222,545	210,683
Furniture, fixtures and office equipment	28,783	29,537
Transportation equipment	1,116	865
Construction in progress	6,345	14,267
Accumulated depreciation	(210,046)	(200,854)
Total property, plant and equipment, net	$114,470	$119,749

NOTE 7: DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company's debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding loan. See also Note 9. During the year ended December 31, 2009, the following activity occurred:

(Amounts in thousands)
Balance at December 31, 2008	$6,679
Financing costs deferred	4,453
Write off due to prepayments of principal	(141)
Amortization	(3,914)
Balance at December 31, 2009	$7,077

Scheduled amortization, assuming no further cost deferrals or prepayments of principal, is as follows:

(Amounts in thousands)	Estimated Annual Amortization
2010	$3,141
2011	3,141
2012	795
Total amortization	$7,077

BLOUNT INTERNATIONAL, INC.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(Amounts in thousands)	2009	2008
Salaries, wages and related withholdings	$19,070	$22,923
Accrued interest	6,983	6,908
Employee benefits	6,591	5,526
Product liability	3,841	2,820
Accrued customer incentive programs	3,635	4,684
Advertising	3,229	4,530
Accrued taxes	1,303	785
Accrued professional services fees	1,282	1,795
Unrealized loss on foreign currency hedges	–	1,837
Other	4,680	3,427
Total accrued expenses	$50,614	$55,235

NOTE 9: DEBT

Long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2009	2008
Revolving credit facility borrowings	$3,400	$30,750
Term loans	107,465	119,770
8 7/8% Senior subordinated notes	175,000	175,000
Total debt	285,865	325,520
Less current maturities	(5,013)	(31,981)
Long-term debt, net of current maturities	$280,852	$293,539

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2010	$5,013
2011	1,076
2012	279,776
Total debt	$285,865

The weighted average interest rate on outstanding debt was 7.54% as of December 31, 2009 and was 6.42% as of December 31, 2008.

8 7/8% Senior Subordinated Notes. We have one registered debt security, the 8 7/8% senior subordinated notes. The interest rate on these notes is fixed until their maturity on August 1, 2012 and payable semi-annually in arrears. These notes are subject to redemption at any time at our option, in whole or in part, at redemption prices of 102.219% through July 31, 2010; and at 100% on August 1, 2010 through the maturity date. These notes are issued by our wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries ("guarantor subsidiaries") other than Blount, Inc. All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company. While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of our existing foreign subsidiaries ("non-guarantor subsidiaries") guarantee these notes.

Senior Credit Facilities. We first entered into a credit agreement with General Electric Capital Corporation as Agent on May 15, 2003. The agreement was amended and restated on August 9, 2004, underwent several subsequent amendments, and was amended and restated again on December 4, 2009. The senior credit facilities consist of a term loan facility and a revolving credit facility.

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

April 2009 Amendment to Revolving Credit Facility. On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

■  The maturity date was extended to August 9, 2010.

■  We reduced total availability under the revolver from $150.0 million to $90.0 million.

■  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR Rate plus 5.00% or the U.S. Index Rate plus 3.25%, with a minimum rate of 7.50%, on all outstanding principal.

■  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.0%.

■  The Company incurred fees and third party costs of $2.0 million related to the amendment.

The revolving credit facility principal balance outstanding was classified as current on the December 31, 2008 Consolidated Balance Sheet because, before the maturity date was extended by the amendment, the maturity date was less than 12 months from the balance sheet date at the time. There were no changes to financial covenants, nor did this amendment affect the term loan facility.

December 2009 Amendment and Restatement of Credit Facilities. On December 4, 2009, the senior credit facility was amended and restated as follows:

■  The maturity date for both the revolving credit facility and the term loan facility was extended to February 9, 2012.

BLOUNT INTERNATIONAL, INC.

■  The total available borrowings under the revolving credit facility were reduced from $90.0 million to $60.0 million to better align with our credit needs.

■  The interest rate on the term loan facility was increased from LIBOR plus 1.75% or the U.S. prime rate to the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, with a minimum rate of 5.50%.

■  The maximum allowed leverage ratio, as defined in the credit agreement, was increased from 4.25 to 4.50.

■  Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding were not affected by this amendment and restatement, and the terms for this portion of the term loans remain unchanged including interest at the prime rate and a maturity date of August 9, 2010.

■  The Company incurred fees and third party costs of $3.3 million related to the amendment and restatement.

The revolving credit facility provides for total available borrowings up to $60.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and credit facility leverage ratio. As of December 31, 2009, the Company had the ability to borrow an additional $53.3 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR Rate plus 5.00%, or the Index Rate plus 3.25%, with a minimum interest rate of 7.50%, and matures on February 9, 2012. Interest is payable on the individual maturity dates for each LIBOR-based borrowing. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, with a minimum interest rate of 5.50%, and matures on February 9, 2012. The term loan facility requires quarterly payments of $0.3 million, with a final payment of $101.1 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenants relating to maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and maximum credit facility leverage ratio. In addition, there are covenants or restrictions relating to, among other categories, investments, loans and advances, indebtedness, dividends on our stock and the sale of stock or assets. In the opinion of management, the Company was in compliance with all debt covenants as of December 31, 2009. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets. Such non-compliance, if any, could also result in an event of default under the indenture agreement related to the 8 7/8% senior subordinated notes. Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

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

NOTE 10: INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Current
Federal	$2,343	$10,717	$15,155
State	186	(6)	1,436
Foreign	4,266	9,797	1,511
Deferred
Federal	2,257	3,081	11,711
State	89	794	1,891
Foreign	(201)	17	(594)
Provision for income taxes	8,940	24,400	31,110
The provision (benefit) is reported as follows:
Continuing operations	8,940	24,745	16,030
Discontinued operations	–	(345)	15,080
Provision for income taxes	$8,940	$24,400	$31,110

The Company also recorded the following deferred tax amounts directly to the components of stockholders' equity (deficit):

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Pension liability adjustment	$(5,680)	$17,286	$(2,896)
Change in unrealized losses (gains)	(1,000)	246	785
Stock options exercised	(73)	463	114

BLOUNT INTERNATIONAL, INC.

Income from continuing operations before income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Income before income taxes:
Domestic	$4,050	$34,506	$33,943
Foreign	27,883	29,082	14,230
Total	$31,933	$63,588	$48,173

A reconciliation of the provision (benefit) for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes was as follows:

	% of income (loss) before tax
	2009	2008	2007
Statutory tax rate	34.0%	35.0%	35.0%
Impact of earnings of foreign operations	(17.0)	(0.6)	(8.4)
Repatriation of foreign earnings	2.5	2.3	1.3
Federal and state research tax credits	(1.1)	(0.7)	(0.2)
State income taxes, net of federal tax benefit	0.3	1.0	3.8
Permanent differences	2.2	1.3	(0.9)
Change in estimated contingencies	5.2	2.0	2.3
Other	1.8	(1.4)	1.1
Effective income tax rate before valuation allowance	27.9	38.9	34.0
Valuation allowance	0.1	–	(0.7)
Effective income tax rate after valuation allowance	28.0%	38.9%	33.3%

The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate. For example, our subsidiary in China is currently taxed at a reduced tax rate during the phase-out period of our previous tax holiday. Under this tax holiday program, our tax rate was zero through 2008, is 12.5% for 2009, 2010 and 2011, and will revert to the full statutory rate of 25% beginning in 2012. Compared to the statutory tax rate in China, we estimate that our tax expense was reduced by $0.7 million or $0.01 per diluted share in 2009, $1.6 million or $0.03 per diluted share in 2008 and $0.5 million or $0.01 per diluted share in 2007. Also, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from year to year. Movements in currency exchange rates can generate tax deductible foreign currency losses and taxable foreign currency gains at our foreign subsidiaries that are not recognized for book purposes, thus impacting the effective tax rate reported on our book income. Different allocations in the proportional taxable income among jurisdictions from year to year can also affect the impact of state income taxes. Changes in estimated tax contingencies can also significantly impact our effective tax rate from year to year.

The components of deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2009 and 2008 are as follows:

	December 31,
(Amounts in thousands)	2009	2008
Deferred tax assets:
Employee benefits and compensation	$30,602	$38,358
Other accrued expenses	8,106	6,077
Net operating loss, capital loss and credit carryforwards	3,007	2,854
Other	–	437
Foreign	3,510	1,374
Gross deferred tax assets	45,225	49,100
Less valuation allowance	(2,366)	(2,348)
Deferred tax assets net of valuation allowance	42,859	46,752
Deferred tax liabilities:
Property, plant and equipment and intangible asset basis differences	(21,325)	(19,580)
Foreign	(5,196)	(2,720)
Total deferred tax liabilities	(26,521)	(22,300)
Net deferred tax asset	$16,338	$24,450

We currently have no federal Net Operating Loss ("NOL") carryforward. We estimate our state NOL carryforwards are $24.7 million as of December 31, 2009. These carryforwards expire at various dates from 2013 through 2024. Additionally, we have a foreign tax credit carryforward of approximately $1.7 million that expires in 2010. The state NOL and other carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of these tax credit and state NOL carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can all be fully utilized.

The periods from 2002 through 2009 remain open for review by the U. S. Internal Revenue Service ("IRS"). The IRS is currently examining our U.S. income tax return for the year ended December 31, 2005. In 2009, the Company entered into a Bilateral Advance Pricing Agreement ("BAPA") with the Canada Revenue Agency ("CRA") and the IRS. This BAPA brings certainty with respect to transfer pricing between the U.S. and Canada for the years 2002 through 2011.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management's intention is to reinvest these earnings indefinitely. As of December 31, 2009, undistributed earnings of international subsidiaries were approximately $158.1 million. Repatriation of foreign earnings in 2009, 2008 and 2007 pertained to current earnings of one foreign subsidiary.

BLOUNT INTERNATIONAL, INC.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Balance at beginning of period	$28,590	$28,024	$27,264
Increases (decrease) for tax positions taken during a prior period	91	566	(1,890)
Increases for tax positions taken during the current period	1,073	–	2,650
Settlements	–	–	–
Statute of limitations expirations	–	–	–
Balance at end of period	$29,754	$28,590	$28,024

These unrecognized tax benefits are included in other liabilities on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, the Company had recorded $4.1 million and $3.2 million of accrued interest and penalties related to uncertain tax positions, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company recognized $0.9 million, $0.7 million and $0.2 million of income tax expense for interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company's effective tax rate if recognized is $29.8 million as of December 31, 2009 and $28.6 million as of December 31, 2008. Based on current information, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax uncertainties could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Based on the potential outcome of these uncertainties or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, excluding changes to valuation allowances, are estimated to range between zero and $17 million.

NOTE 11: RETIREMENT PLANS

Funded Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans covering most of its employees in the U.S., Canada and Belgium. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2009 and 2008 were as follows:

	Pension Benefits
(Amounts in thousands)	2009	2008
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(171,563)	$(184,024)
Service cost	(2,268)	(3,767)
Interest cost	(10,400)	(10,618)
Actuarial gains (losses)	(8,224)	17,517
Benefits and plan expenses paid	10,415	9,329
Projected benefit obligations at end of year	(182,040)	(171,563)
Change in plan assets:
Fair value of plan assets at beginning of year	123,106	176,849
Actual return on plan assets	28,144	(47,529)
Company contributions	14,876	3,115
Benefits and plan expenses paid	(10,415)	(9,329)
Fair value of plan assets at end of year	155,711	123,106
Net funded status at end of year	$(26,329)	$(48,457)
Amounts recognized in the Consolidated Balance Sheets:
Non-current liabilities	$(26,329)	$(48,457)

BLOUNT INTERNATIONAL, INC.

The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2009 and 2008 totaled $171.6 million and $160.2 million, respectively.

The fair value of plan assets was as follows:

	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$217	$217	$–	$–
Guaranteed insurance contracts	2,681	–	2,681	–
U.S. large cap equity securities	36,895	–	36,895	–
U.S. small/mid cap equity securities	4,445	–	4,445	–
International equity securities	34,105	–	34,105	–
Emerging markets equity securities	3,114	–	3,114	–
U.S. debt securities	47,948	–	47,948	–
International debt securities	21,082	–	21,082	–
Hedge funds	5,224	–		5,224
Total fair value of plan assets	$155,711	$217	$150,270	$5,224

	December 31, 2008
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$1,109	$1,109	$–	$–
Guaranteed insurance contracts	2,288	–	2,288	–
U.S. large cap equity securities	32,966	–	32,966	–
U.S. small/mid cap equity securities	3,991	–	3,991	–
International equity securities	28,417	–	28,417	–
Emerging markets equity securities	4,470	–	4,470	–
U.S. debt securities	35,748	–	35,748	–
International debt securities	14,117	–	14,117	–
Total fair value of plan assets	$123,106	$1,109	$121,997	$–

As specified in ASC 820, the framework for measuring fair value is based on independent observable inputs of market data and follows the following hierarchy:

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

The money market mutual funds are valued by reference to quoted market prices.

The guaranteed insurance contracts are valued based on information provided by the investment custodians.

The U.S. large cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with large market capitalizations. These funds seek long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan's investment custodians.

The U.S. small/mid cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with small to medium market capitalizations. These funds seek higher rates of long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan's investment custodians.

The international equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of international companies in developed countries. These funds seek long-term growth and invest in diversified portfolios across multiple industries and geographic regions. These funds are valued based on information provided by the plan's investment custodians.

The emerging markets equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of international companies in developing countries with emerging economies. These funds seek higher rates of long-term growth and invest in diversified portfolios across multiple industries and geographic

BLOUNT INTERNATIONAL, INC.

regions. These funds are valued based on information provided by the plan's investment custodians.

The U.S. debt securities consist of mutual funds and commingled pooled funds that invest in debt securities of U.S. companies. These funds seek lower volatility than equity investments and invest in diversified portfolios across multiple industries and with varying maturity periods. These funds are valued based on information provided by the plan's investment custodians.

The international debt securities consist of mutual funds and commingled pooled funds that invest in debt securities of companies outside the U.S. These funds seek lower volatility than international equity investments and invest in diversified portfolios across multiple industries and geographies, as well as with varying maturity periods. These funds are valued based on information provided by the plan's investment custodians.

The hedge funds consist of investments in partnerships and other entities that in turn invest in portfolios of underlying securities. The fund manager seeks returns that move in the opposite direction of the securities to which they are hedged. These funds are valued based on information provided by the plan's investment custodians. The financial statements of the partnerships are audited annually by independent accountants. The value of the underlying investments is determined by the investment manager based on the estimated fair value of the various holdings of the portfolio as reported in the financial statements at net asset value. The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The assets of these plans are invested in various investment securities. There were no significant concentrations of investment risk in plan assets. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amount of the plan assets.

There were no significant transfers between assets in Level 1 and Level 2, except for amounts moved from Level 2 to money market mutual funds for the purpose of making cash disbursements for plan expenses and benefit payments. All Level 1 and Level 2 plan assets above may be redeemed with less than 30 days notice. The Level 3 plan assets above may not be redeemed until after the expiration of an initial restricted period ending in November 2010, and thereafter may be redeemed only with a minimum of 30 days notice and after certain other conditions are met.

The change in fair value of Level 3 plan assets for the year ended December 31, 2009 was as follows:

(Amounts in thousands)	2009
Fair value at beginning of year	$–
Actual return on assets:
Relating to assets still held at end of year	(25)
Relating to assets sold during the year	–
Purchases, sales and settlements	5,249
Transfers in/out of Level 3	–
Fair value at end of year	$5,224

The projected benefit payments for these plans over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Benefit Payments
2010	$7,950
2011	8,273
2012	8,797
2013	9,205
2014	10,026
2015 – 2019	60,030
Total estimated benefit payments over next ten years	$104,281

The Company expects to contribute approximately $14 million to $16 million to its funded pension plans in 2010, including $10 million of voluntary contribution to the U.S. defined benefit pension plan. The Company annually contributes the required minimum amounts required by pension funding regulations. From time to time, the Company also makes additional voluntary contributions to these plans in order to increase the funding levels and reduce the amount of required future contributions, as well as to reduce the amount of expense recognized for these plans.

Domestic Benefit Plans

As of January 1, 2007, employees who were participants in the U.S. defined benefit pension plan and the associated nonqualified plan on that date ceased accruing benefits and new employees are not eligible to participate. All retirement benefits accrued up to the time of the freeze were preserved. Accordingly, the Company recorded a pension curtailment charge of $3.2 million in 2006 that represented the immediate recognition of the unamortized prior service cost for U.S. employees.

The Company recorded a pension curtailment charge of $0.2 million in discontinued operations in 2007, representing the portion of unamortized prior service cost related to the former employees of the discontinued operations.

BLOUNT INTERNATIONAL, INC.

Unfunded Supplemental Non-Qualified Retirement Plans

The Company sponsors various supplemental non-qualified retirement plans covering certain employees and former employees in the U.S. The changes in benefit obligations and funded status of these plans for the years ended December 31, 2009 and 2008 were as follows:

	Unfunded Retirement Plans
(Amounts in thousands)	2009	2008
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(5,840)	$(5,314)
Service cost	–	–
Interest cost	(325)	(327)
Actuarial losses	(91)	(290)
Benefits and plan expenses paid	523	483
Recognized loss due to special termination benefits	–	(392)
Projected benefit obligations at end of year	(5,733)	(5,840)
Net funded status at end of year	$(5,733)	$(5,840)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(539)	$(526)
Non-current liabilities	(5,194)	(5,314)
Net liability recognized in Consolidated Balance Sheets	$(5,733)	$(5,840)

The Company accounts for its defined benefit pension plans in accordance with ASC 715. The net obligation for the Company's pension plans is included in employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for funded and unfunded pension benefits follow:

	Pension Benefits Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$2,268	$3,767	$3,761
Interest cost	10,725	10,945	10,395
Expected return on plan assets	(10,178)	(14,074)	(13,297)
Amortization of actuarial losses	5,055	1,103	1,411
Amortization of prior service cost	(6)	(6)	(10)
Recognized loss due to special termination benefits	–	392	–
Net curtailment loss included in discontinued operations	–	–	206
Total net periodic benefit cost recognized in income statement	$7,864	$2,127	$2,466

	Pension Benefits Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$(14,305)	$45,158	$(5,909)
Prior service cost	6	6	10
Total recognized in accumulated other comprehensive loss	$(14,299)	$45,164	$(5,899)
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	6.2%	6.1%	5.7%
Discount rate used to determine year end benefit obligations	6.0%	6.1%	6.0%
Expected return on assets used to determine net periodic benefit cost	8.2%	8.3%	8.5%
Rate of compensation increase	3.5%	3.5%	3.5%

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2010 are actuarial losses of $3.8 million and prior service costs of $6 thousand.

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

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. For the U.S. retirement plan the allocation of pension plan assets

BLOUNT INTERNATIONAL, INC.

as of December 31, 2009 and 2008 and target allocation as of December 31, 2009 are as follows:

	Percentage of Plan Assets December 31,		Target
	2009	2008	Allocation
Money market mutual fund	0.2%	1.3%	2.00%
U.S. large cap equity securities	28.1	32.2	26.25
U.S. small/mid cap equity securities	3.3	3.8	3.00
International equity securities	14.7	17.8	14.25
Emerging markets equity securities	1.6	3.9	1.50
U.S. debt securities	45.1	40.9	46.00
International debt securities	2.0	–	2.00
Hedge funds	4.9	–	5.00

For the Canadian retirement plan the allocation of pension plan assets as of December 31, 2009 and 2008 and target allocation as of December 31, 2009 are as follows:

	Percentage of Plan Assets December 31,		Target
	2009	2008	Allocation
U.S. large cap equity securities	15.0%	14.5%	15.00%
U.S. small/mid cap equity securities	2.0	1.9	2.00
International equity securities	39.5	38.4	39.00
Emerging markets equity securities	2.9	3.1	3.00
International debt securities	40.6	42.1	41.00

Defined Contribution Plan

The Company also sponsors a defined contribution 401(k) plan (the "401(k) Plan") covering substantially all U.S. employees and matches a portion of employee contributions. The 401(k) Plan was amended in August, 2006 to provide an additional annual Company contribution, effective January 1, 2007, of 3%, 4% or 5% of base compensation, depending upon the participant's years of service. The new contributions are made whether or not the employee contributes to the plan. Total expense recognized for the 401(k) Plan was $4.7 million in 2009, $5.2 million in 2008 and $4.9 million in 2007.

NOTE 12: OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors two unfunded postretirement medical programs covering many of its current and former employees in the U.S. and one postretirement death benefit plan covering a limited number of former employees. The changes in benefit obligations, plan assets and funded status of these plans for the years ended December 31, 2009 and 2008, were as follows:

	Other Postretirement Benefits
(Amounts in thousands)	2009	2008
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(38,071)	$(35,976)
Service cost	(266)	(253)
Interest cost	(2,021)	(2,155)
Participant contributions	(1,604)	(1,992)
Actuarial losses, net	(103)	(1,463)
Benefits and plan expenses paid	4,211	3,768
Projected benefit obligations at end of year	$(37,854)	$(38,071)
Change in plan assets:
Fair value of plan assets at beginning of year	–	–
Company contributions	$2,607	$1,776
Participant contributions	1,604	1,992
Benefits and plan expenses paid	(4,211)	(3,768)
Fair value of plans assets at end of year	–	–
Net funded status at end of year	$(37,854)	$(38,071)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(2,912)	$(2,801)
Non-current liabilities	(34,942)	(35,270)
Net liability recognized in Consolidated Balance Sheets	$(37,854)	$(38,071)

The projected benefit payments for these plans, net of the estimated Medicare Part D subsidy expected to be received by the Company over the next ten years, are estimated as follows:

(Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2010	$3,267	$273	$2,994
2011	3,085	297	2,788
2012	3,110	319	2,791
2013	3,132	336	2,796
2014	3,140	353	2,787
2015 – 2019	15,292	1,872	13,420
Total estimated benefit payments over next ten years	$31,026	$3,450	$27,576

The Company expects to meet funding requirements for its unfunded postretirement medical and other benefit plans on a pay-as-you-go basis during 2010.

BLOUNT INTERNATIONAL, INC.

The Company accounts for postretirement medical plans in accordance with ASC 712. The obligation for the other postretirement benefit plans is reported in employee benefit obligations in the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other postretirement benefits follow:

	Other Postretirement Benefits Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$266	$253	$358
Interest cost	2,021	2,155	2,082
Amortization of actuarial losses	765	830	932
Amortization of prior service cost	–	7	11
Total net periodic benefit cost recognized in income statement	$3,052	$3,245	$3,383
Amount recognized in accumulated other comprehensive loss:
Actuarial losses (gains)	$(663)	$627	$1,675
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	5.8%	6.3%	5.8%
Discount rate used to determine year end benefit obligations	5.8%	5.8%	6.3%

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2010 is $0.9 million in actuarial losses.

The Company annually evaluates and selects the discount rates to be used in accounting for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 8% in 2007, 10% in 2008 and 9% in 2009. As of December 31, 2009, the annual rate of increase in cost of health care benefits is assumed to be 10% in 2010, declining by 1% per year until 5% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2009:

(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$256	$(211)
Effect on other postretirement benefit obligations	3,433	(2,880)

NOTE 13: COMMITMENTS

The Company leases office space and equipment under operating leases expiring in one to 15 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009, are as follows: 2010: $3.0 million; 2011: $2.6 million; 2012: $2.5 million; 2013: $1.4 million; 2014: $1.4 million; 2015 and beyond: $10.7 million. Rentals charged to costs and expenses for continuing operations under cancelable and non-cancelable lease arrangements were $2.2 million, $2.2 million and $2.0 million in 2009, 2008 and 2007, respectively. As of December 31, 2009 the Company did not have any material capital leases.

Guarantees and other commercial commitments include the following:

(Amounts in thousands)	December 31, 2009
Product warranty	$125
Letters of credit outstanding	3,334
Other financial guarantees	872
Total	$4,331

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See also Notes 9 and 21.

Changes in the warranty reserve were as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Balance at beginning of period	$136	$160	$3,269
Warranty reserve related to discontinued operations	–	–	(2,496)
Accrued warranty expense	735	317	1,536
Payments made (in cash or in-kind)	(746)	(341)	(2,149)
Balance at end of period	$125	$136	$160

The warranty reserve is included in accrued expenses on the Consolidated Balance Sheets. The warranty reserve related to the discontinued Forestry Division was assumed by Caterpillar in 2007 as part of the sale of the Forestry Division. See also Note 3.

Other guarantees and claims arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability and other indemnification matters. The ultimate effect on future

BLOUNT INTERNATIONAL, INC.

financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. See also Note 14.

NOTE 14: CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2009 and December 31, 2008, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. During 2007 and 2008, WDOE requested that the participating PLPs conduct further study and prepare a new "scope of work." It is likely that such new scope of work, once proposed by the participating PLPs and approved by WDOE, will result in additional work and costs in the future. The Company may or may not be required to contribute to the cost of this new or any subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the years ended December 31, 2009, 2008 and 2007 in connection with the remediation efforts at the Site.

On September 12, 2003, the Company received a General Notice Letter as a Potentially Responsible De Minimis Party from Region IX of the EPA regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California. The notice stated that the EPA would submit an offer to settle and an explanation as to why it believes the Company or a predecessor unit is a de minimis participant at the site. The Company was subsequently informed by the EPA that its report would be delayed, and on September 17, 2004, was notified of further delay in the process. The EPA has indicated that its de minimis settlement offer will be based on volume of waste at a uniform per gallon price among all de minimis parties. The site was operated as a landfill from 1948 to 1984, and received wastes from over 4,000 generators. At the present time, the Company has no knowledge as to which of its units, if any, was involved at the site, or the amounts, if any, that were sent there. However, based upon its current knowledge of the site, and its alleged status as a Potentially Responsible De Minimis Party, the Company does not believe that any settlement or participation in any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows. The Company has received no further notice or explanation from Region IX of the EPA as of December 31, 2009, nor has it incurred any costs during the years ended December 31, 2009, 2008 or 2007 in connection with this matter.

With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that, in 1989, contamination of soil and groundwater by trichloroethylene ("TCE") and other volatile organic compounds ("VOCs") was discovered at Carlton's facility located in Milwaukie, Oregon (the "Carlton Site") in connection with the removal of two underground storage tanks. On November 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality ("DEQ"), which was amended in 1996, 1997 and 2000, pursuant to which the Company continues to investigate, remediate and monitor the contamination under the supervision of the DEQ. The Company has accrued an amount based upon the current estimated potential remediation costs of the clean-up at the Carlton Site through the year 2028. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows.

BLOUNT INTERNATIONAL, INC.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company's insurance policies. Some of these lawsuits arise out of the Company's duty to indemnify certain purchasers of the Company's discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters and intellectual property rights. In some instances the Company is the plaintiff, and is seeking recovery of damages. In others, the Company is a defendant against whom damages are being sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows in the future. However, during the year ended December 31, 2009, the Company recognized a total of $8.7 million in expense related to legal settlements, the majority of which pertained to a single case in which the Company was a defendant on a patent infringement claim.

The Company accrues, by a charge to income, an amount representing management's best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 15: EARNINGS PER SHARE DATA

The number of shares used in the denominators of the income per share computations was as follows:

Weighted Average Common Shares	Year Ended December 31,
(In thousands)	2009	2008	2007
Shares for basic income per share computation – weighted average common shares outstanding	47,758	47,510	47,280
Dilutive effect of common stock equivalents	516	620	798
Shares for diluted income per share computation	48,274	48,130	48,078
Common stock equivalents excluded from computation as anti-dilutive	1,696	2,113	1,676

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

NOTE 16: STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718. All share-based compensation to employees, directors and others who perform services for the Company is valued at fair value on the date of grant and expensed over the applicable service period.

On April 25, 2006, the Company's stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the "2006 Plan") and the 1999 and 2000 stock incentive plans were replaced at that time. The 2006 Plan provides for substantially similar terms and conditions of stock-based awards to the predecessor plans, but also provides for the use of restricted stock awards, restricted stock unit grants and other forms of equity instruments. Stock awards generally vest over a three year period and carry a ten year expiration term. The maximum number of shares that may be awarded under the 2006 Plan was initially set at 4,236,919, of which 736,919 represented shares that remained unused under the 1999 and 2000 plans that were transferred to the 2006 Plan. The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000. Outstanding stock-based awards issued under the 1999 and 2000 plans remain unaffected by the adoption of the 2006 Plan. Outstanding stock-based awards issued under the 1999 and 2000 plans are transferred to the 2006 Plan upon expiration or forfeiture for use in future grants.

The fair values of options and stock-settled stock appreciation rights ("SARs") were estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2007, 2008 and 2009 was derived from the "simplified" method. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company's stock. The expected dividend yield is based on historical information and management estimate. The Company generally applies an estimated average forfeiture rate on its broad-based stock awards granted to a diverse population of employees, which reduces the expense recognized. A zero percent forfeiture rate assumption was applied on the two stock grants made in 2009 to two new executive officers, as the Company estimates that such grants will not result in any forfeitures. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the life of the stock awards.

BLOUNT INTERNATIONAL, INC.

The following assumptions were used to estimate fair value of stock options and SARs:

	Year Ended December 31,
	2009	2008	2007
Estimated average lives	6 years	6 years	6 years
Risk-free interest rate	2.7%	2.7%	4.5%
Expected volatility	44.5%-44.9%	32.4%	29.1%-29.5%
Weighted average volatility	44.9%	32.4%	29.3%
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$ 4.26	$ 4.37	$ 4.50
Estimated forfeiture rate	0.0%	5.5%	5.6%

A summary of stock option and stock-settled SARs activity is presented in the following tables:

	Year Ended December 31, 2009
	Shares (in 000's)	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding options and SARs at beginning of period	3,344	$11.19
Options granted	850	9.18
Options exercised	72	3.90
Options forfeited	10	11.99
SARs forfeited	28	14.13
Options expired	600	15.00
Outstanding options and SARs at end of period	3,484	10.17	6.0	$6,998
Outstanding options at end of period	2,392	8.37	5.6	6,998
Outstanding SARs at end of period	1,092	14.13	7.0	–
Options exercisable at end of period	1,542	7.91	3.2	6,220
SARs exercisable at end of period	796	14.96	6.6	–

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Intrinsic value of options exercised	$418	$1,181	$436
Estimated fair value of options and SARs that vested	1,815	1,515	2,310
Share-based compensation cost recognized in income	1,582	3,269	3,589
Total tax benefit related to share-based compensation recognized	441	1,031	1,168
Total amount of cash received from options exercised	283	606	210
Tax (expense) benefit realized from options exercised	(73)	463	114
Cash used to settle equity instruments	–	–	–

As of December 31, 2009, the total compensation cost related to awards not yet recognized was $4.1 million. The weighted average period over which this expense is expected to be recognized is 15 months. The Company's policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, stock options, SARs, restricted stock and restricted stock units ("RSUs") granted by the Company are eligible for continued vesting upon a qualified retirement of the employee. ASC Section 718 requires that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are eligible for a qualified retirement prior to the completion of the vesting period. The net effect of applying accelerated amortization of expense recognized for those employees who were eligible or became eligible for a qualified retirement within the vesting period was a decrease of $1.2 million during the year ended December 31, 2009, an increase of $0.1 million during the year ended December 31, 2008 and an increase of $0.3 million during the year ended December 31, 2007.

BLOUNT INTERNATIONAL, INC.

Restricted Stock Awards. The following activity occurred in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Restricted stock shares awarded	–	54	45
RSUs awarded	–	125	136
Total fair value of restricted stock and RSUs awarded	$–	$2,148	$2,138
Total expense recognized for restricted stock and RSUs	$465	$1,789	$1,715

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with ASC 718. Tax attributes are determined under the tax law ordering method.

NOTE 17: SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). The Company has one operating and reportable segment: Outdoor Products. The corporate and other category includes centralized administrative functions and a gear components manufacturing business. See also Note 3 regarding the disposition of the primary operating unit making up the Company's former Industrial and Power Equipment segment. Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment, lawnmower blades and accessories for yard care equipment.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Sales:
Outdoor Products	$487,366	$565,557	$486,739
Corporate and other	15,060	31,478	28,796
Total sales	$502,426	$597,035	$515,535
Operating income (expense):
Outdoor Products	$79,925	$103,446	$95,932
Corporate and other	(23,732)	(15,966)	(15,232)
Total operating income	$56,193	$87,480	$80,700
Depreciation and amortization:
Outdoor Products	$20,942	$23,617	$16,796
Corporate and other	5,000	4,946	4,796
Total depreciation and amortization	$25,942	$28,563	$21,592
Capital expenditures:
Outdoor Products	$16,718	$24,091	$17,155
Corporate and other	575	1,967	1,362
Total capital expenditures	$17,293	$26,058	$18,517
Sales by major product line:
Chainsaw components and accessories	$385,888	$455,485	$381,839
Outdoor equipment parts and accessories	81,957	82,242	74,276
All others, less than 10% each	34,581	59,308	59,420
Total sales	$502,426	$597,035	$515,535
Sales by geographic region:
United States	$165,698	$203,714	$185,793
European Union	147,947	163,601	160,375
Brazil	22,372	29,792	24,735
Russian Federation	14,352	30,417	18,426
Canada	15,982	16,746	17,526
All others, less than 5% each	136,075	152,765	108,680
Total sales	$502,426	$597,035	$515,535

The geographic sales information is by country of destination. One customer, Husqvarna AB, accounted for approximately 12.5% of sales in 2009 and approximately 14% of sales in 2008 and 2007. While we expect this business relationship to continue, the loss of this customer could significantly affect our operations. No other single customer represented more than 4% of sales in any of the preceding three years.

BLOUNT INTERNATIONAL, INC.

	December 31,
(Amounts in thousands)	2009	2008
Identifiable assets:
Outdoor Products	$405,957	$420,505
Corporate and other	77,588	79,080
Total assets from continuing operations	483,545	499,585
Discontinued operations	21	99
Total assets	$483,566	$499,684
Goodwill:
Outdoor Products	$60,906	$60,906
Corporate and other	5,165	5,165
Total goodwill	$66,071	$66,071
Property, plant and equipment, net:
United States	$63,440	$69,739
Canada	20,020	19,384
China	16,482	17,351
Brazil	11,045	12,091
European Union	3,005	654
All others, less than 1% each	478	530
Total property, plant and equipment, net	$114,470	$119,749

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

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Interest paid	$20,800	$23,638	$31,264
Income taxes paid, net	11,114	13,189	20,753

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia and the U.S. The Company sells to customers in these locations and other countries throughout the world. At December 31, 2009, approximately 62% of accounts receivable were from customers outside the U.S. One customer accounted for 15.3% and 13.2% at December 31, 2009 and 2008, respectively, of the total accounts receivable balance. No other customer accounted for more than 6% of accounts receivable at December 31, 2009 or 2008. Accounts receivable are principally from dealers, distributors, mass merchants, chainsaw manufacturers and other OEMs, and are normally not collateralized.

The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. Derivative financial instruments are marked to market and carried at fair value at each balance sheet date. The carrying amount of the revolving credit facility approximates fair value because the interest rate is variable and the maturity period is relatively short. The fair value of the term loans is determined by reference to prices of recent transactions whereby portions of the term loans are bought and sold among financial institutions. The fair value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices. The carrying amount of other financial instruments approximates fair value because of the short term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at December 31, 2009 and 2008 are presented below. See also Note 9.

	2009		2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$107,465	$107,734	$119,770	$107,194
8 7/8% senior subordinated notes	175,000	178,500	175,000	159,478

BLOUNT INTERNATIONAL, INC.

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company's practice is to use foreign currency and interest rate swap agreements to manage exposure to foreign currency and interest rate changes on cash held in foreign locations. The objective is to minimize earnings volatility resulting from conversion and the re-measurement of foreign currency cash balances to U.S. Dollars. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are reported in current earnings as a component of interest income and were a loss of $0.1 million in 2009, a gain of $0.4 million in 2008 and a loss of $0.1 million in 2007.

Derivative Financial Instruments and Foreign Currency Hedging. The Company makes regular payments to its wholly-owned subsidiary in Canada, Blount Canada Ltd. ("Blount Canada"), for contract manufacturing services performed by Blount Canada on behalf of the Company. The Company is exposed to changes in Canadian Dollar to U.S. Dollar exchange rates from these transactions, which may adversely affect its results of operations and financial position.

Beginning in October, 2008, the Company began managing a portion of Canadian Dollar exchange rate exposures with derivative financial instruments. These derivatives are zero cost collar option combinations consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. Each pair of contracts constituting a collar has the same maturity date in a monthly ladder extending out 12 months. Each month, the Company intends to extend the ladder one more month, on a rolling basis, so that a 12 month rolling hedge is maintained. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into cost of goods sold when the contracts mature and the Company settles the hedged payment to Blount Canada. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

As of December 31, 2009, the fair value of these open Canadian Dollar contracts was an unrealized pre-tax gain of $2.2 million which was included in other comprehensive loss and other current assets on the Consolidated Balance Sheets. As of December 31, 2008, the fair value of these open Canadian Dollar contracts was an unrealized pre-tax loss of $1.8 million which was included in other comprehensive loss and accrued expenses on the Consolidated Balance Sheets. During 2009, a gain of $0.9 million was recognized in the Consolidated Statements of Income from the maturity of these contracts. During 2008, none of these contracts matured and no amounts were recognized in the Consolidated Statements of Income. The Company also did not recognize any amount from these contracts in earnings due to ineffectiveness during either year ended December 31, 2009 or 2008. As of December 31, 2009 and 2008, the aggregate notional amount of these Canadian Dollar contracts outstanding was $30.3 million and $51.4 million, respectively.

The fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2009:
Derivative financial assets	$2,052	$2,052	$–	$2,052	$–
December 31, 2008:
Derivative financial assets	446	446	–	446	–
Derivative financial liabilities	(1,837)	(1,837)	–	(1,837)	–

See Note 11 for a description of the framework for measuring fair value and Levels 1, 2 and 3.

Derivative contracts outstanding at December 31, 2009 and 2008 were measured at fair value using models or other market-accepted valuation methodologies derived from observable market data. These quoted prices are primarily industry-standard models that consider various inputs including currency rates, market interest rates, time value and volatility factors, as well as other relevant economic measures.

In accordance with ASC 820, the Company includes nonperformance risk in calculating fair value adjustments. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2009 and 2008.

NOTE 20: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued new guidance requiring enhanced disclosures about an entity's derivative and hedging activities effective for the Company on January 1, 2009. This new guidance has resulted in expanded footnote

BLOUNT INTERNATIONAL, INC.

disclosures about the Company's derivative instruments and hedging activities.

In December 2008, the FASB issued new guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This new guidance was effective for the Company in our 2009 Form 10-K and has resulted in expanded footnote disclosures about the assets held in our defined benefit pension plans.

NOTE 21: CONSOLIDATING FINANCIAL INFORMATION

See Note 9 for a discussion of the Company's guarantor subsidiaries. The following consolidating financial information sets forth condensed Consolidating Statements of Operations, Balance Sheets and of Cash Flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Statement of Operations Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2009
Sales	$–	$373,403	$19,955	$287,700	$(178,632)	$502,426
Cost of sales	–	261,663	16,892	232,843	(178,467)	332,931
Gross profit	–	111,740	3,063	54,857	(165)	169,495
Operating expenses	–	78,793	6,323	28,186	–	113,302
Operating income	–	32,947	(3,260)	26,671	(165)	56,193
Other, net	(11,627)	(12,825)	(1,316)	1,508	–	(24,260)
Income (loss) from continuing operations before income taxes	(11,627)	20,122	(4,576)	28,179	(165)	31,933
Provision (benefit) for income taxes	(14,371)	24,846	(5,656)	4,153	(32)	8,940
Income (loss) from continuing operations	2,744	(4,724)	1,080	24,026	(133)	22,993
Equity in earnings of affiliated companies	20,249	24,973	–	–	(45,222)	–
Net income	$22,993	$20,249	$1,080	$24,026	$(45,355)	$22,993

Year Ended December 31, 2008

Sales	$–	$436,351	$47,470	$342,865	$(229,651)	$597,035
Cost of sales	–	312,961	39,068	282,088	(229,854)	404,263
Gross profit	–	123,390	8,402	60,777	203	192,772
Operating expenses	–	65,387	4,214	35,691	–	105,292
Operating income	–	58,003	4,188	25,086	203	87,480
Other, net	(16,131)	(9,399)	(1,446)	3,084	–	(23,892)
Income (loss) from continuing operations before income taxes	(16,131)	48,604	2,742	28,170	203	63,588
Provision (benefit) for income taxes	(6,980)	20,725	1,186	9,814	–	24,745
Income (loss) from continuing operations	(9,151)	27,879	1,556	18,356	203	38,843
Loss from discontinued operations	–	(100)	(144)	–	–	(244)
Equity in earnings of affiliated companies	47,750	19,971	–	–	(67,721)	–
Net income	$38,599	$47,750	$1,412	$18,356	$(67,518)	$38,599

Year Ended December 31, 2007

Sales	$–	$375,561	$45,258	$327,975	$(233,259)	$515,535
Cost of sales	–	252,626	37,745	282,272	(232,065)	340,578
Gross profit	–	122,935	7,513	45,703	(1,194)	174,957
Operating expenses	–	57,912	3,947	32,398	–	94,257
Operating income	–	65,023	3,566	13,305	(1,194)	80,700
Other, net	(23,015)	(10,202)	(729)	1,419	–	(32,527)
Income (loss) from continuing operations before income taxes	(23,015)	54,821	2,837	14,724	(1,194)	48,173
Provision (benefit) for income taxes	(7,634)	21,478	1,267	919	–	16,030
Income (loss) from continuing operations	(15,381)	33,343	1,570	13,805	(1,194)	32,143
Income (loss) from discontinued operations	–	11,477	(70)	(693)	–	10,714
Equity in earnings of affiliated companies	58,238	13,418	–	–	(71,656)	–
Net income	$42,857	$58,238	$1,500	$13,112	$(72,850)	$42,857

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2009
Assets
Cash and cash equivalents	$–	$–	$–	$55,314	$(244)	$55,070
Accounts receivable, net	–	46,172	1,212	27,091	–	74,475
Intercompany receivables	–	203,935	87,710	45,712	(337,357)	–
Inventories	–	53,475	2,539	22,409	(244)	78,179
Deferred income taxes	–	4,274	–	1,254	–	5,528
Other current assets	–	15,787	5,754	8,077	(5,656)	23,962
Total current assets	–	323,643	97,215	159,857	(343,501)	237,214
Investments in affiliated companies	262,141	291,517	–	–	(553,658)	–
Property, plant and equipment, net	–	56,807	6,633	51,030	–	114,470
Goodwill and other assets	–	103,501	12,784	15,597	–	131,882
Total Assets	$262,141	$775,468	$116,632	$226,484	$(897,159)	$483,566
Liabilities and Stockholders' Deficit
Current maturities of long-term debt	$–	$5,013	$–	$–	$–	$5,013
Accounts payable	–	28,797	629	8,013	(5,900)	31,539
Intercompany payables	267,989	49,940	(544)	19,972	(337,357)	–
Other current liabilities	–	35,129	2,001	13,985	–	51,115
Total current liabilities	267,989	118,879	2,086	41,970	(343,257)	87,667
Long-term debt, excluding current maturities	–	280,852	–	–	–	280,852
Other liabilities	892	113,596	324	6,975	–	121,787
Total liabilities	268,881	513,327	2,410	48,945	(343,257)	490,306
Stockholders' equity (deficit)	(6,740)	262,141	114,222	177,539	(553,902)	(6,740)
Total Liabilities and Stockholders' Deficit	$262,141	$775,468	$116,632	$226,484	$(897,159)	$483,566

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet Information — Continued

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	$–	$185	$–	$59,158	$(1,068)	$58,275
Accounts receivable, net	–	47,155	4,367	24,033	–	75,555
Intercompany receivables	–	189,459	77,478	5,022	(271,959)	–
Inventories	–	58,143	5,568	26,736	(145)	90,302
Deferred income taxes	–	4,729	–	763	–	5,492
Other current assets	–	9,461	162	5,317	–	14,940
Total current assets	–	309,132	87,575	121,029	(273,172)	244,564
Investments in affiliated companies	229,389	256,374	–	–	(485,763)	–
Property, plant and equipment, net	–	58,093	11,646	50,010	–	119,749
Goodwill and other assets	–	111,983	11,883	13,509	(2,004)	135,371
Total Assets	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684
Liabilities and Stockholders' Deficit
Current maturities of long-term debt	$–	$31,981	$–	$–	$–	$31,981
Accounts payable	–	16,358	3,656	9,918	(1,068)	28,864
Intercompany payables	271,959	–	–	–	(271,959)	–
Other current liabilities	–	35,714	3,052	16,967	–	55,733
Total current liabilities	271,959	84,053	6,708	26,885	(273,027)	116,578
Long-term debt, excluding current maturities	–	293,539	–	–	–	293,539
Other liabilities	950	128,601	–	5,540	(2,004)	133,087
Total liabilities	272,909	506,193	6,708	32,425	(275,031)	543,204
Stockholders' equity (deficit)	(43,520)	229,389	104,396	152,123	(485,908)	(43,520)
Total Liabilities and Stockholders' Deficit	$229,389	$735,582	$111,104	$184,548	$(760,939)	$499,684

BLOUNT INTERNATIONAL, INC.

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2009
Net cash provided by operating activities	$14,314	$13,506	$12,913	$15,624	$824	$57,181
Proceeds from sale of assets	–	–	42	3,248	–	3,290
Purchases of property, plant and equipment	–	(7,837)	(654)	(8,802)	–	(17,293)
Net cash used in investing activities	–	(7,837)	(612)	(5,554)	–	(14,003)
Net borrowings under revolving credit facility	–	(27,350)	–	–	–	(27,350)
Repayment of long-term debt	–	(12,305)	–	–	–	(12,305)
Issuance costs related to debt	–	(5,311)	–	–	–	(5,311)
Advances from (to) affiliates	(14,016)	39,112	(12,301)	(12,795)	–	–
Other	(298)	–	–	–	–	(298)
Net cash used in financing activities	(14,314)	(5,854)	(12,301)	(12,795)	–	(45,264)
Effect of exchange rate changes	–	–	–	(1,119)	–	(1,119)
Net decrease in cash and cash equivalents	–	(185)	–	(3,844)	824	(3,205)
Cash and cash equivalents at beginning of period	–	185	–	59,158	(1,068)	58,275
Cash and cash equivalents at end of period	$–	$–	$–	$55,314	$(244)	$55,070

Year Ended December 31, 2008

Net cash provided by (used in) operating activities	$6,741	$25,243	$(2,373)	$32,661	$(1,068)	$61,204
Proceeds from sale of assets	–	1,605	16	11	–	1,632
Purchases of property, plant and equipment	–	(13,081)	(2,227)	(10,750)	–	(26,058)
Acquisition of Carlton, net of cash acquired	–	(64,399)	–	–	–	(64,399)
Discontinued operations	–	1,725	–	–	–	1,725
Net cash used in investing activities	–	(74,150)	(2,211)	(10,739)	–	(87,100)
Net borrowings under revolving credit facility	–	30,750	–	–	–	30,750
Repayment of long-term debt	–	(2,230)	–	–	–	(2,230)
Advances from (to) affiliates	(7,810)	10,060	4,463	(6,713)	–	–
Other	1,069	–	–	–	–	1,069
Net cash provided by (used in) financing activities	(6,741)	38,580	4,463	(6,713)	–	29,589
Effect of exchange rate changes	–	–	–	(3,007)	–	(3,007)
Net increase (decrease) in cash and cash equivalents	–	(10,327)	(121)	12,202	(1,068)	686
Cash and cash equivalents at beginning of period	–	10,512	121	46,956	–	57,589
Cash and cash equivalents at end of period	$–	$185	$–	$59,158	$(1,068)	$58,275

Year Ended December 31, 2007

Net cash provided by (used in) operating activities	$6,875	$(3,145)	$(1,765)	$25,361	$1,852	$29,178
Proceeds from sale of property, plant & equipment	–	411	1,623	275	–	2,309
Purchases of property, plant and equipment	–	(10,717)	(1,496)	(6,304)	–	(18,517)
Discontinued operations	–	69,071	–	–	–	69,071
Net cash provided by (used in) investing activities	–	58,765	127	(6,029)	–	52,863
Net borrowings under revolving credit facility	–	(27,000)	–	–	–	(27,000)
Repayment of long-term debt	–	(26,875)	–	–	–	(26,875)
Advances from (to) affiliates	(7,199)	9,467	1,669	(3,937)	–	–
Other	324	(700)	–	–	–	(376)
Net cash provided by (used in) financing activities	(6,875)	(45,108)	1,669	(3,937)	–	(54,251)
Effect of exchange rate changes	–	–	–	2,163	–	2,163
Net increase in cash and cash equivalents	–	10,512	31	17,558	1,852	29,953
Cash and cash equivalents at beginning of period	–	–	90	29,398	(1,852)	27,636
Cash and cash equivalents at end of period	$–	$10,512	$121	$46,956	$–	$57,589

BLOUNT INTERNATIONAL, INC.

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2009 and 2008.

2009 results were as follows:

(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2009
(Amounts may not foot due to rounding)
Sales	$116,524	$114,001	$130,361	$141,540	$502,426
Gross profit	37,790	34,639	44,848	52,218	169,495
Net income	957	4,232	11,342	6,462	22,993
Net income per share:
Basic	$0.02	$0.09	$0.24	$0.14	$0.48
Diluted	0.02	0.09	0.23	0.13	0.48

Net income in the first quarter of 2009 includes charges of $5.0 million for plant closure and severance costs related to the closure of our manufacturing facility in Milan, Tennessee and reductions in force at other locations. Net income in the second quarter of 2009 reflects charges of $1.4 million for plant closure and severance costs, and a gain of $2.7 million on the sale of land and building in Europe. Net income in the fourth quarter of 2009 reflects charges of $8.6 million related to settlement of a certain litigation matter, costs of refinancing the Company's senior credit facilities and costs associated with transition to a new Chief Executive Officer.

2008 results were as follows:

(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2008
(Amounts may not foot due to rounding)
Sales	$133,207	$155,052	$175,006	$133,770	$597,035
Gross profit	42,478	49,322	56,536	44,436	192,772
Net income	6,836	10,096	14,750	6,917	38,599
Net income per share:
Basic	$0.14	$0.21	$0.31	$0.15	$0.81
Diluted	0.14	0.21	0.31	0.14	0.80

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

BLOUNT INTERNATIONAL, INC.

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

Management's report on internal control over financial reporting and the audit report of PricewaterhouseCoopers LLP are included in Item 8 of this Report.

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

None.

BLOUNT INTERNATIONAL, INC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the "Election of Directors", "Executive Officers", "Audit Committee Disclosure" and "Filing Disclosure" sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the "Executive Compensation", "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Employment Contracts" sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the "Principal Stockholders" and "Equity Compensation Plan Information" sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of our Proxy Statement for the 2010 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the "Ratify the Appointment of Independent Auditors" section of our Proxy Statement for the 2010 Annual Meeting of Stockholders, which section is incorporated herein by reference.

BLOUNT INTERNATIONAL, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference

(A)  Certain documents filed as part of Form 10-K

(1)  Financial Statements and Supplementary Data

(2)  Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007	68

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

BLOUNT INTERNATIONAL, INC.

  **4(d)  Second Amended and Restated Credit Agreement dated as of December 4, 2009 among Blount Inc., Gear Products, Inc., Omark Properties, Inc., Windsor Forestry Tools LLC, the other credit parties signatory thereto, General Electric Capital Corporation, and the other Lenders party thereto.

  *4(e)  Registration Statement on Form S-1 (Reg. No. 333-114840) with respect to the 8 7/8% Senior Subordinated Notes of Blount, Inc. which are guaranteed by BI, LLC, Omark Properties, Inc., 4520 Corp., Inc., Gear Products, Inc., Dixon Industries, Inc., Frederick Manufacturing Corporation, Fabtek Corporation and Windsor Forestry Tools LLC and 10,000,000 shares of common stock of Blount International, Inc. including amendments and exhibits, which became effective on August 3, 2004.

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

  *10(j)  Employment Agreement of Joshua L. Collins dated September 28, 2009, filed as Exhibit 10.1 to Form 8-K dated September 28, 2009.

  *10(k)  Amended and Restated Employment Agreement with Richard H. Irving, III, as Senior Vice President, General Counsel and Secretary of Blount dated July 14, 2008, filed as Exhibit 10.1 to Form 10-Q dated August 8, 2008.

  *10(l)  Amended and Restated Employment Agreement between Blount International, Inc. and Calvin E. Jenness dated March 1, 2004 filed as Exhibit 10(u) to Form 10-K dated March 7, 2005.

  *10(m)  Employment Agreement between Blount, Inc. and Kenneth O. Saito dated June 1, 1999.

  *10(n)  Amendment to Employment Agreement between Blount Inc. and Kenneth O. Saito dated August 16, 2002.

  *10(o)  Employment Agreement between Blount, Inc. and Russell L. German dated April 30, 2008.

BLOUNT INTERNATIONAL, INC.

  *10(p)  Employment Agreement between Blount, Inc. and James Lee VanderZanden dated October 1, 2002.

  *10(q)  Employment Agreement between Blount, Inc. and Cyrille Benoit Michel dated June 1, 1999.

  *10(r)  Consulting Agreement of James S. Osterman dated September 28, 2009, filed as Exhibit 10.1 to Form 8-K dated September 28, 2009.

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

  23  Consent of Independent Registered Public Accounting Firm included herein on page 69.

  31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, President and Chief Executive Officer included herein on page 70.

  31.2  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer included herein on page 71.

  **32.1  Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, President and Chief Executive Officer.

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

BLOUNT INTERNATIONAL, INC.

Dated: March 9, 2010

/s/ Calvin E. Jenness Calvin E. Jenness Senior Vice President and Chief Financial Officer	/s/ Mark V. Allred Mark V. Allred Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 9, 2010

/s/	Robert E. Beasley, Jr.	Director

Robert E. Beasley, Jr.

/s/	Joshua L. Collins	President and Chief Executive Officer

	Joshua L. Collins	Director

/s/	E. Daniel James	Director

E. Daniel James

/s/	Harold E. Layman	Director

Harold E. Layman

/s/	R. Eugene Cartledge	Director

R. Eugene Cartledge

/s/	Thomas J. Fruechtel	Director

Thomas J. Fruechtel

/s/	Robert D. Kennedy	Director

Robert D. Kennedy

/s/	James S. Osterman	Chairman

	James S. Osterman	Director

BLOUNT INTERNATIONAL, INC.

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Blount International, Inc. and Subsidiaries

(Amounts in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions (Dispositions)	(Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts receivable	$3,800	$1,052	$–	$(1,513)	$3,339
Valuation allowance for deferred tax assets	2,348	18	–	–	2,366
Year Ended December 31, 2008:
Allowance for doubtful accounts receivable	2,181	685	1,590	(656)	3,800
Valuation allowance for deferred tax assets	2,318	30	–	–	2,348
Year Ended December 31, 2007:
Allowance for doubtful accounts receivable	2,545	(428)	(163)	227	2,181
Valuation allowance for deferred tax assets	2,667	(349)	–	–	2,318

BLOUNT INTERNATIONAL, INC.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

At December 31, 2009, consolidated, directly or indirectly, wholly-owned Significant Subsidiaries of Blount International, Inc. were deemed as follows:

NAME OF SUBSIDIARY	PLACE OF INCORPORATION
Blount, Inc.	Delaware
Blount Canada Ltd.	Canada
Blount Europe, S.A.	Belgium
Blount Holdings Ltd.	Canada
Blount Industrial Ltda	Brazil
Blount Industries Company Ltd.	China

The names of certain subsidiaries have been omitted because when considered in the aggregate or as a single subsidiary they would not constitute a "Significant Subsidiary" as of December 31, 2009.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-149584) of Blount International, Inc. of our report dated March 9, 2010 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 9, 2010

BLOUNT INTERNATIONAL, INC.

EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joshua L. Collins, certify that:

  1.  I have reviewed this annual report on Form 10-K for the period ended December 31, 2009 of Blount International, Inc.;

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

Date: March 9, 2010

/s/ Joshua L. Collins

Joshua L. Collins President and Chief Executive Officer

BLOUNT INTERNATIONAL, INC.

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Calvin E. Jenness, certify that:

  1.  I have reviewed this annual report on Form 10-K for the period ended December 31, 2009 of Blount International, Inc.;

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

Date: March 9, 2010

/s/ Calvin E. Jenness

Calvin E. Jenness Senior Vice President and Chief Financial Officer

BLOUNT INTERNATIONAL, INC.

The graph below matches the cumulative 5-year total return of holders of Blount International, Inc.'s common stock with the cumulative total returns of the NYSE Composite index, and a customized peer group of eight companies that includes: Briggs & Stratton Corp., Husqvarna AB, Illinois Tool Works Inc, Kennametal Inc, Snap-On Inc, Stanley Works, The Black & Decker Corp. and The Toro Company. The graph assumes that the value of the investment in the Company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2004 and tracks it through 12/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Blount International, Inc., The NYSE Composite Index
And A Peer Group

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
Blount International, Inc.	100.00	91.45	77.27	70.67	54.42	57.98
NYSE Composite	100.00	109.36	131.74	143.42	87.12	111.76
Peer Group	100.00	98.66	103.33	114.14	75.77	106.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

BLOUNT INTERNATIONAL, INC.