Form 10-Q
period 2010-03-31
BLOUNT INTERNATIONAL INC
filed 2010-05-06
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010.

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

As of May 4, 2010 there were 47,834,981 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2010	2009

Sales	$136,684	$116,524
Cost of sales	86,668	78,734
Gross profit	50,016	37,790
Selling, general, and administrative expenses	28,256	25,171
Plant closure and severance costs	—	5,039
Operating income	21,760	7,580
Interest income	25	104
Interest expense	(6,520)	(5,933)
Other expense, net	(13)	(13)
Income before income taxes	15,252	1,738
Provision for income taxes	6,469	781
Net income	$8,783	$957

Basic income per share	$0.18	$0.02

Diluted income per share	$0.18	$0.02

Weighted average shares used in per share calculations:
Basic	47,789	47,739
Diluted	48,379	48,180

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$54,484	$55,070
Accounts receivable, net of allowance for doubtful accounts of $3,625 and $3,339 respectively	73,465	74,475
Inventories, net	80,728	78,179
Deferred income taxes	6,802	5,528
Other current assets	19,803	23,962
Total current assets	235,282	237,214
Property, plant, and equipment, net	112,583	114,470
Deferred income taxes	12,856	16,006
Intangible assets	11,990	12,371
Assets held for sale	900	900
Goodwill	66,071	66,071
Other assets	36,153	36,534
Total Assets	$475,835	$483,566

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$5,003	$5,013
Accounts payable	28,369	31,539
Accrued expenses	43,337	50,614
Deferred income taxes	496	501
Total current liabilities	77,205	87,667
Long-term debt, excluding current maturities	277,183	280,852
Deferred income taxes	4,834	4,695
Employee benefit obligations	76,387	75,780
Other liabilities	39,030	41,312
Total liabilities	474,639	490,306
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,826,981 and 47,759,331 outstanding, respectively	478	478
Capital in excess of par value of stock	581,861	581,211
Accumulated deficit	(547,772)	(556,555)
Accumulated other comprehensive loss	(33,371)	(31,874)
Total stockholders’ equity (deficit)	1,196	(6,740)
Total Liabilities and Stockholders’ Equity (Deficit)	$475,835	$483,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009

Cash flows from operating activities:
Income from continuing operations	$8,783	$957
Adjustments to reconcile income from continuing operations to net cash Provided by (used in) operating activities:
Depreciation of property, plant, and equipment	5,482	4,862
Amortization	1,166	1,377
Stock compensation and other non-cash charges	679	1,448
Asset impairment charges	—	1,978
Excess tax expense (benefit) from share-based compensation	(86)	97
Deferred income tax (benefit) expense	265	(674)
Loss on disposal of assets	85	15
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	199	7,282
(Increase) decrease in inventories	(3,358)	(4,833)
(Increase) decrease in other assets	3,945	413
Increase (decrease) in accounts payable	(3,017)	(7,151)
Increase (decrease) in accrued expenses	(5,328)	(12,850)
Increase (decrease) in other liabilities	(2,494)	338
Discontinued operations	(153)	(470)
Net cash provided by (used in) operating activities	6,168	(7,211)

Cash flows from investing activities:
Purchases of property, plant, and equipment, net of proceeds from sales	(3,690)	(4,923)
Net cash used in investing activities	(3,690)	(4,923)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(3,400)	14,750
Repayment of term loan principal	(279)	(308)
Excess tax benefit (expense) from share-based compensation	86	(97)
Proceeds from share-based compensation activity	235	91
Taxes paid on restricted stock units	(325)	—
Net cash (used in) provided by financing activities	(3,683)	14,436

Effect of exchange rate changes	619	(1,173)

Net (decrease) increase in cash and cash equivalents	(586)	1,129
Cash and cash equivalents at beginning of period	55,070	58,275
Cash and cash equivalents at end of period	$54,484	$59,404

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2009	47,759	$478	$581,211	$(556,555)	$(31,874)	$(6,740)

Net income				8,783		8,783
Other comprehensive income:
Foreign currency translation adjustment					(976)	(976)
Unrealized losses					(521)	(521)
Comprehensive income, net						7,286
Stock options, stock appreciation rights, and restricted stock	68		(4)			(4)
Stock compensation expense			654			654

Balance March 31, 2010	47,827	$478	$581,861	$(547,772)	$(33,371)	$1,196

Other comprehensive loss, net of a deferred tax benefit of $0.3 million, was $1.5 million for the three months ended March 31, 2010. Other comprehensive loss, net of a deferred tax benefit $0.2 million, was $1.7 million for the three months ended March 31, 2009.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation.  The unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”).  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and changes in stockholders’ equity (deficit) for the periods presented.

The accompanying financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications have no effect on previously reported net income, cash flows, or net stockholders’ equity (deficit).

NOTE 2:  RESTRUCTURING ACTIVITIES

Plant Closure Costs.  In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee during the second quarter of 2009.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  During the first quarter of 2009, we recognized a total of $3.3 million in charges related to this plant closure, consisting of $2.0 million in asset impairment charges, $1.1 million in employee severance and benefit costs, and $0.2 million in other expenses.  Of these charges, $0.2 million is recognized in cost of goods sold on the Consolidated Statements of Income for the three months ended March 31, 2009.  The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheets.

Severance Costs.  We took actions during 2009 to reduce the number of employees at certain of our other locations.  During the three months ended March 31, 2009, we recognized $1.9 million in severance charges related to this reduction in force.  From December 31, 2008 to March 31, 2009, the Company eliminated approximately 390 positions, or 11%, of its previous work force.

NOTE 3:  INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2010	2009
Raw materials and supplies	$11,057	$11,510
Work in progress	12,884	13,095
Finished goods	56,787	53,574
Total inventories, net	$80,728	$78,179

NOTE 4:  LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility	$—	$3,400
Term loans	107,186	107,465
8 7/8% senior subordinated notes	175,000	175,000
Total debt	282,186	285,865
Less current maturities	(5,003)	(5,013)
Long-term debt	$277,183	$280,852

The weighted average interest rate on outstanding debt as of March 31, 2010 was 7.56%.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 102.219% through July 31, 2010; and at 100% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 14.

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

April 2009 Amendment to Revolving Credit Facility.  On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

•                  The maturity date was extended to August 9, 2010.

•                  We reduced total availability under the revolving credit facility from $150.0 million to $90.0 million.

•                  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate as defined in the credit agreement (the “LIBOR Rate”) plus 5.00% or the U.S. index rate as defined in the credit agreement (the “U.S. Index Rate”) plus 3.25%, with a minimum rate of 7.50%, on all outstanding principal.

•                  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.0%.

•                  The Company incurred fees and third party costs of $2.0 million related to the amendment.

December 2009 Amendment and Restatement of Credit Facilities.  On December 4, 2009, the senior credit facility was amended and restated as follows:

•                  The maturity date for both the revolving credit facility and the term loan facility was extended to February 9, 2012.

•                  We reduced total availability under the revolving credit facility from $90.0 million to $60.0 million.

•                  The interest rate on the term loan facility was increased from LIBOR plus 1.75% or the U.S. prime rate to the LIBOR Rate plus 3.50%, or the index rate as defined in the credit agreement (the “Index Rate”) plus 2.50%, with a minimum rate of 5.50%.

•                  The maximum allowed leverage ratio, as defined in the credit agreement, was increased from 4.25 to 4.50.

•                  Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding were not affected by this amendment and restatement, and the terms for this portion of the term loans remain unchanged, including interest at the prime rate and a maturity date of August 9, 2010.  The principal amount of these unchanged term loans is included in current maturities of long-term debt on the Consolidated Balance Sheet.

•                  The Company incurred fees and third party costs of $3.3 million related to the amendment and restatement.

The revolving credit facility provides for total available borrowings up to $60.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and credit facility leverage ratio. As of March 31, 2010, the Company had the ability to borrow an additional $56.7 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR Rate plus 5.00%, or the U.S. Index Rate plus 3.25%, with a minimum interest rate of 7.50%, and matures on February 9, 2012.  Interest is payable on the individual maturity dates for each LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, with a minimum interest rate of 5.50%, and matures on February 9, 2012.  The term loan facility requires quarterly principal payments of $0.3 million and an additional principal payment of $3.9 million on August 9, 2010, with a final payment of $101.1 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenants relating to:

•                  Maximum capital expenditures.

•                  Minimum fixed charge coverage ratio, defined as earnings from continuing operations before interest, taxes, depreciation, amortization, and certain other items (“EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items.

•                  Maximum leverage ratio, defined as total debt divided by EBITDA.

•                  Maximum credit facility leverage ratio, defined as principal outstanding under the senior credit facilities divided by EBITDA.

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets.  We were in compliance with all debt covenants as of March 31, 2010.  Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets.  Such non-compliance, if any, could also result in an event of default under the indenture agreement related to the 8 7/8% senior subordinated notes.  Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

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

NOTE 5:  PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in the U.S., Canada, and Belgium.  The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees.  The U.S. defined benefit pension plan and the associated nonqualified plan have been frozen since December 31, 2006.  Employees who currently participate in these U.S. plans no longer accrue benefits and new employees hired since December 31, 2006, are not eligible to participate.  All retirement benefits accrued up to the time of the freeze were preserved.

The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Amounts in thousands)	2010	2009	2010	2009
Service cost	$624	$548	$71	$71
Interest cost	2,743	2,638	526	522
Expected return on plan assets	(2,988)	(2,448)	—	—
Amortization of prior service cost	(1)	(2)	—	—
Amortization of net actuarial losses	972	1,239	228	248
Total net periodic benefit cost	$1,350	$1,975	$825	$841

The Company expects to contribute a total of approximately $14 million to $16 million to its funded pension plans during 2010.

The Company receives a Medicare Part D subsidy for a portion of the cost of providing prescription drug benefits under its retiree medical benefit plan.  In March of 2010, new legislation was signed into law in the U.S. that makes this subsidy fully subject to federal income tax beginning in 2013.  Previously, this subsidy was essentially exempt from federal income tax.  Accordingly, the Company recognized a charge of $1.7 million to income tax expense in the three months ended March 31, 2010, reflecting the write-off of the deferred tax asset related to this subsidy.

NOTE 6:  FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:

March 31,
(Amounts in thousands)	2010
Letters of credit outstanding	$3,385
Other financial guarantees	1,073
Total financial guarantees and commitments	$4,458

See also Note 4 above.

NOTE 7:  CONTINGENT LIABILITIES

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of these businesses.  In addition, the Company is a party to a number of other lawsuits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, intellectual property rights and other matters.  In some instances the Company is the plaintiff and is seeking recovery of damages. In other instances, the Company is a defendant against whom damages are being sought.  While there can be no assurance as to the ultimate outcome of these lawsuits, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

In March 2010, the Company received an offer from Region IV of the Environmental Protection Agency of the U.S. to resolve its potential liability regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California, involving a subsidiary of the former Omark Industries, Inc., which merged with the Company in 1985. The Company submitted its consent to enter into an administrative settlement agreement for the Company’s pro rata share of the site’s clean-up costs, as a de minimis participant.  Accordingly, the Company recognized a charge of $0.1 million in the three months ended March 31, 2010 in settlement of this matter.  However, the settlement agreement is subject to a public comment period of 30 days and other procedures pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 8:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
(Shares in thousands)	2010	2009
Shares for basic per share computation – weighted average common shares outstanding	47,789	47,739
Dilutive effect of common stock equivalents	590	441
Shares for diluted per share computation	48,379	48,180
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	1,654	2,216
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	162	190

The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 9:  STOCK-BASED COMPENSATION

The Company did not grant any stock-based compensation awards during the three months ended March 31, 2009 but did grant the following awards during the three months ended March 31, 2010:

(Amounts in thousands)	2010
SARs granted	549
RSUs granted	118

Aggregate fair value of SARs granted	$2,737
Aggregate fair value of RSUs granted	$1,322

The SARs and RSUs granted in the three months ended March 31, 2010 vest quarterly over a three-year period and are restricted from exercise, sale, or other transfer until March 31, 2013.  The SARs granted have a ten-year term.

The following assumptions were used to estimate the fair value of SARs in the three months ended March 31, 2010:

2010
Estimated average life	6 years
Risk-free interest rate	2.8%
Expected volatility	49.7%
Weighted average volatility	49.7%
Dividend yield	0.0%
Weighted average grant date fair value	$5.28

As of March 31, 2010, the total unrecognized stock-based compensation expense related to previously granted awards was $7.6 million. The weighted average period over which this expense is expected to be recognized is 17 months.  The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market from the stockholder-approved 2006 Equity Incentive Plan.

NOTE 10:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer).  The Company has one reportable segment: Outdoor Products.  The Other category includes centralized administrative functions, a gear component manufacturing business, and plant closure and other severance costs.  Outdoor Products manufactures and markets cutting chain, bars, sprockets and accessories for chainsaw use, concrete-cutting equipment, and lawnmower blades and accessories for yard care equipment.  The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Sales:
Outdoor Products	$133,129	$111,419
Other	3,555	5,105
Total sales	$136,684	$116,524

Operating income:
Outdoor Products	$27,779	$16,490
Other	(6,019)	(8,910)
Operating income	$21,760	$7,580

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Interest paid	$9,149	$8,810
Income taxes paid, net	2,903	3,684

NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world.  At March 31, 2010, approximately 70% of accounts receivable were from customers outside the U.S.  If the U.S. Dollar strengthens against foreign currencies, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed.  They may have difficulty in repaying these amounts, and in turn, the Company’s bad debt expense may increase.  Accounts receivable are principally from distributors, dealers, mass merchants, chainsaw manufacturers, and other original equipment manufacturers (“OEMs”), and are normally not collateralized.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts.  The carrying amount of any principal outstanding on the revolving credit facility approximates fair value because the applicable interest rates are variable and the maturity period is relatively short.  The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans.  The fair value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices.  Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value.  The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at March 31, 2010 and December 31, 2009 are presented below.

	March 31, 2010		December 31, 2009
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$107,186	$107,454	$107,465	$107,734
8 7/8% senior subordinated notes	175,000	177,734	175,000	178,500

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

Since October, 2008, we have managed a portion of Canadian Dollar exchange rate exposures with derivative financial instruments.  These derivative financial instruments are zero-cost collar option combinations, consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. We apply cash flow hedge accounting to our Canadian Dollar-related derivative financial instruments, and therefore defer the gains or losses on those instruments in accumulated other comprehensive loss on the Consolidated Balance Sheets until maturity, at which time the gain or loss is recognized on the Consolidated Statements of Income.

As of March 31, 2010, the cumulative unrealized pre-tax gain on these contracts included in other comprehensive loss on the Consolidated Balance Sheet was $1.3 million.  During the three months ended March 31, 2010 and 2009, a gain of $1.4 million and a loss of $0.8 million were recognized in cost of goods sold on the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments.  Gains and losses on these Canadian Dollar derivative financial instruments are offset in cost of goods sold by the effects of currency exchange rate changes on the underlying transactions.  Through March 31, 2010, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness.  The aggregate notional amount of these Canadian Dollar contracts outstanding was $27.8 million at March 31, 2010 and $30.3 million at December 31, 2009.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements.  The change in fair value of these instruments is recognized in interest income on the Consolidated Statements of Income.  Any change in fair value of these derivative contracts is fully offset by the change in fair value of the underlying investments.  The Consolidated Statements of Income include income of $0.1 million and expense of $0.3 million, respectively, for the three months ended March 31, 2010 and 2009 from the change in fair value of these interest rate swap contracts. The aggregate notional amount of these interest rate swap agreements outstanding was zero at March 31, 2010 and $13.0 million at December 31, 2009.

Under accounting principles generally accepted in the U.S., the framework for measuring fair value is based on independent observable inputs of market data and is based on the following hierarchy:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable.

Level 3 — Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

The fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets on Balance Sheets	Assets Measured at Fair Value	Level 1	Level 2	Level 3
March 31, 2010	$1,332	$1,332	$—	$1,332	$—

December 31, 2009	2,052	2,052	—	2,052	—

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market.

The amounts included in accumulated other comprehensive loss on the Consolidated Balance Sheets are expected to be recognized on the Consolidated Statements of Income within the next twelve months.

NOTE 13:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB revised authoritative guidance regarding employers’ disclosures about post-retirement benefit plan assets to require expanded disclosures about plan assets of a defined benefit pension or other post-retirement plan.  In September 2009, the FASB further revised the authoritative guidance for fair value measurements and disclosures to permit a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment.  This revised authoritative guidance was effective for us in our 2009 Form 10-K, and resulted in expanded disclosures in the notes to our Consolidated Financial Statements.

In April 2009, the FASB revised authoritative guidance regarding interim disclosures about fair value of financial instruments.  This revised authoritative guidance requires expanded disclosures about fair value of financial instruments for interim periods and also requires those disclosures in summarized financial information at interim reporting periods.  We adopted this revised authoritative guidance in the first quarter of 2009. With this adoption, we also adopted new authoritative guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased, identifying transactions that are not orderly, and recognition and presentation of other-than-temporary impairments.  The impact of adopting this authoritative guidance resulted in expanded disclosures in the notes to our Consolidated Financial Statements.

In January 2010, the FASB issued new guidance requiring enhanced disclosures about an entity’s fair value measurements.  This new guidance was effective for us on January 1, 2010 and resulted in expanded footnote disclosures about the fair value of our assets.

NOTE 14:  CONSOLIDATING FINANCIAL INFORMATION

See Note 4 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed Consolidating Statements of Income, Balance Sheets and Statements of Cash Flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries:

Condensed Consolidating Statements of Income Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2010
Sales	$—	$103,522	$3,555	$85,356	$(55,749)	$136,684
Cost of sales	—	70,654	2,733	68,930	(55,649)	86,668
Gross profit	—	32,868	822	16,426	(100)	50,016
Operating expenses, net	—	19,323	562	8,371	—	28,256
Operating income	—	13,545	260	8,055	(100)	21,760
Other income (expense), net	(2,808)	(3,339)	166	(527)	—	(6,508)
Income (loss) before income taxes	(2,808)	10,206	426	7,528	(100)	15,252
Provision (benefit) for income taxes	(1,390)	5,050	211	2,598	—	6,469
Income (loss) before equity in affiliates	(1,418)	5,156	215	4,930	(100)	8,783
Equity in earnings of affiliated companies	10,201	5,045	—	—	(15,246)	—
Net income	$8,783	$10,201	$215	$4,930	$(15,346)	$8,783

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2009
Sales	$—	$84,154	$8,783	$67,142	$(43,555)	$116,524
Cost of sales	—	58,429	7,542	55,879	(43,116)	78,734
Gross profit	—	25,725	1,241	11,263	(439)	37,790
Operating expenses	—	18,231	4,262	7,717	—	30,210
Operating income (loss)	—	7,494	(3,021)	3,546	(439)	7,580
Other income (expense), net	(2,867)	(3,004)	145	(116)	—	(5,842)
Income (loss) before income taxes	(2,867)	4,490	(2,876)	3,430	(439)	1,738
Provision (benefit) for income taxes	(1,458)	2,283	(1,462)	1,418	—	781
Income (loss) before equity in affiliates	(1,409)	2,207	(1,414)	2,012	(439)	957
Equity in earnings of affiliated companies	2,366	159	—	—	(2,525)	—
Net income (loss)	$957	$2,366	$(1,414)	$2,012	$(2,964)	$957

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

March 31, 2010

Assets

Cash and cash equivalents	$—	$13,468	$—	$41,107	$(91)	$54,484
Accounts receivable, net	—	39,328	1,770	32,367	—	73,465
Intercompany receivables	—	201,261	90,158	60,295	(351,714)	—
Inventories, net	—	56,187	2,414	27,676	(5,549)	80,728
Other current assets	—	18,713	69	7,823	—	26,605
Total current assets	—	328,957	94,411	169,268	(357,354)	235,282
Investments in affiliated companies	270,846	288,310	—	—	(559,156)	—
Property, plant, and equipment, net	—	56,857	6,356	49,370	—	112,583
Goodwill and other assets	—	98,938	12,784	16,248	—	127,970
Total Assets	$270,846	$773,062	$113,551	$234,886	$(916,510)	$475,835

Liabilities and Stockholders’ Equity

Current maturities of long-term debt	$—	$5,003	$—	$—	$—	$5,003
Accounts payable	—	18,641	1,191	8,628	(91)	28,369
Intercompany payables	268,795	60,693	1,668	20,557	(351,713)	—
Other current liabilities	—	28,619	1,569	13,645	—	43,833
Total current liabilities	268,795	112,956	4,428	42,830	(351,804)	77,205
Long-term debt, excluding current maturities	—	277,183	—	—	—	277,183
Other liabilities	855	112,077	245	7,074	—	120,251
Total liabilities	269,650	502,216	4,673	49,904	(351,804)	474,639
Stockholders’ equity	1,196	270,846	108,878	184,982	(564,706)	1,196
Total Liabilities and Stockholders’ Equity	$270,846	$773,062	$113,551	$234,886	$(916,510)	$475,835

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2009

Assets

Cash and cash equivalents	$—	$—	$—	$55,314	$(244)	$55,070
Accounts receivable, net	—	46,172	1,212	27,091	—	74,475
Intercompany receivables	—	203,935	87,710	45,712	(337,357)	—
Inventories	—	53,475	2,539	22,409	(244)	78,179
Deferred income taxes	—	4,274	—	1,254	—	5,528
Other current assets	—	15,787	5,754	8,077	(5,656)	23,962
Total current assets	—	323,643	97,215	159,857	(343,501)	237,214
Investments in affiliated companies	262,141	291,517	—	—	(553,658)	—
Property, plant, and equipment, net	—	56,807	6,633	51,030	—	114,470
Goodwill and other assets	—	103,501	12,784	15,597	—	131,882
Total Assets	$262,141	$775,468	$116,632	$226,484	$(897,159)	$483,566

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$5,013	$—	$—	$—	$5,013
Accounts payable	—	28,797	629	8,013	(5,900)	31,539
Intercompany payables	267,989	49,940	(544)	19,972	(337,357)	—
Other current liabilities	—	35,129	2,001	13,985	—	51,115
Total current liabilities	267,989	118,879	2,086	41,970	(343,257)	87,667
Long-term debt, excluding current maturities	—	280,852	—	—	—	280,852
Other liabilities	892	113,596	324	6,975	—	121,787
Total liabilities	268,881	513,327	2,410	48,945	(343,257)	490,306
Stockholders’ equity (deficit)	(6,740)	262,141	114,222	177,539	(553,902)	(6,740)
Total Liabilities and Stockholders’ Equity (Deficit)	$262,141	$775,468	$116,632	$226,484	$(897,159)	$483,566

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2010

Net cash provided by operating activities	$(65)	$2,913	$345	$2,822	$153	$6,168

Purchases of property, plant, and equipment, net of proceeds from sales	—	(2,909)	—	(781)	—	(3,690)
Net cash used in investing activities	—	(2,909)	—	(781)	—	(3,690)

Net repayments under revolving credit facility	—	(3,400)	—	—	—	(3,400)
Repayment of term loan principal	—	(279)	—	—	—	(279)
Advances from (to) affiliates	69	17,143	(345)	(16,867)	—	—
Other	(4)	—	—	—	—	(4)
Net cash provided by (used in) financing activities	65	13,464	(345)	(16,867)	—	(3,683)

Effect of exchange rate changes	—	—	—	619	—	619
Net increase (decrease) in cash and cash equivalents	—	13,468	—	(14,207)	153	(586)
Cash and cash equivalents at beginning of period	—	—	—	55,314	(244)	55,070
Cash and cash equivalents at end of period	$—	$13,468	$—	$41,107	$(91)	$54,484

Three Months Ended March 31, 2009

Net cash provided by (used in) operating activities	$1,192	$(12,841)	$(5,270)	$8,743	$965	$(7,211)

Purchase of property, plant, and equipment, net	—	(2,274)	(326)	(2,323)	—	(4,923)
Net cash used in investing activities	—	(2,274)	(326)	(2,323)	—	(4,923)

Net borrowings under revolving credit facility	—	14,750	—	—	—	14,750
Repayment of term loan principal	—	(308)	—	—	—	(308)
Advances from (to) affiliates	(1,186)	2,005	5,596	(6,415)	—	—
Other	(6)	—	—	—	—	(6)
Net cash provided by (used in) financing activities	(1,192)	16,447	5,596	(6,415)	—	14,436

Effect of exchange rate changes	—	—	—	(1,173)	—	(1,173)

Net increase (decrease) in cash and cash equivalents	—	1,332	—	(1,168)	965	1,129
Cash and cash equivalents at beginning of period	—	185	—	59,158	(1,068)	58,275
Cash and cash equivalents at end of period	$—	$1,517	$—	$57,990	$(103)	$59,404

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements included elsewhere in this report.

Operating Results

Three months ended March 31, 2010 (unaudited) compared to three months ended March 31, 2009 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Three Months Ended March 31,
(Amounts in millions)	2010	2009	Change		Contributing Factor
(Amounts may not sum due to rounding)

Sales	$136.7	$116.5	$20.2
				$23.5	Sales volume
				(4.9)	Selling price and mix
				1.6	Foreign currency translation

Gross profit	50.0	37.8	12.2
Gross margin	36.6%	32.4%		11.4	Sales volume
				(4.9)	Selling price and mix
				6.5	Product cost and mix
				(0.8)	Foreign currency translation

Selling, General, and Administrative Expenses (“SG&A”)	28.3	25.2	3.1
				1.5	Compensation expense
				0.4	Advertising
				0.8	Foreign currency translation
				0.4	Other

Plant closure and severance costs	—	5.0	(5.0)

Operating income	21.8	7.6	14.2
Operating margin	15.9%	6.5%		12.2	Increase in gross profit
				(3.1)	Increase in SG&A
				5.0	Plant closure and severance costs

Net Income	$8.8	$1.0	$7.8
				14.2	Increase in operating income
				(0.7)	Increase in net interest expense
				(5.7)	Increase in income tax provision

Sales in the three months ended March 31, 2010 increased by $20.2 million (17.3%) from the same period in 2009, primarily due to increased unit volume of $23.5 million.  Changes in average selling price and mix lowered sales revenue by $4.9 million on a quarter to quarter comparative basis.  Lower average selling prices were attributable to increased sales to large volume customers, as well as a higher proportion of OEM sales versus the comparable prior year quarter.  The translation of foreign currency-denominated sales transactions, given the weaker U.S. Dollar in comparison to the first quarter of 2009, increased consolidated sales by $1.6 million in the current quarter.  International sales increased by $24.6 million (33.1%), while domestic sales decreased by $4.4 million (10.4%).  The increase in international sales reflected improving world-wide market conditions and demand for our products following the severe global recession experienced in 2009, as well as favorable effects from movement in foreign currency exchange rates compared to 2009.  During the first quarter of 2009, we were cautious about extending credit to certain higher risk geographical areas during the then current global recession, which we believe contributed to a slowdown in sales and orders from portions of our international customer base.  As international market conditions and credit concerns have improved, our international sales have increased.  The decrease in domestic sales is attributable to the timing of our seasonal programs in the U.S., which are designed to assist distributors in stocking for the spring end-user selling cycle.  Customer buying patterns in the most recent seasonal selling cycle tended to create some softness in the first quarter of 2010 compared to the first quarter of 2009.

Consolidated order backlog at March 31, 2010 was $105.7 million compared to $79.7 million at December 31, 2009.  Backlog in the Outdoor Products segment increased $25.2 million, while the backlog for gear components increased by $0.8 million during the first quarter of 2010.

Gross profit increased $12.2 million (32.4%) from the first quarter of 2009 to the first quarter of 2010.  Higher unit sales volume and improved product cost and mix drove the increase in gross profit.  These positive factors were partially offset by negative movements in average selling prices and mix and movements in foreign currency exchange rates.  Year-over-year steel costs are estimated to be $4.2 million lower for the comparable first quarter periods, although we expect steel costs to increase later in 2010.  Our manufacturing costs were also favorably affected during the first quarter of 2010 by higher production volumes, including the elimination of idle manufacturing days.  The higher production volumes drove improved absorption rates when compared to the first quarter of 2009.  Gross margin in the first quarter of 2010 was 36.6% of sales compared to 32.4% in the first quarter of 2009.

Fluctuations in currency exchange rates decreased our gross profit in the first quarter of 2010 compared to 2009 by $0.8 million on a consolidated basis.  The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher reported sales revenue from our sales outside the U.S. (primarily in Europe).  However, higher reported manufacturing costs in Brazil and Canada, as a result of stronger currencies in those countries, more than offset the favorable impact that translation of stronger foreign currencies had on sales.

SG&A was $28.3 million in the first quarter of 2010, compared to $25.2 million in the first quarter of 2009, representing an increase of $3.1 million (12.3%).  As a percentage of sales, SG&A decreased from 21.6% in the first quarter of 2009 to 20.7% in the first quarter of 2010, primarily due to the increase in sales revenue, which outpaced the increase in SG&A spending.  Compensation and benefits expense for the quarter increased by $1.9 million on a year-over-year basis, reflecting annual merit increases, increased incentive compensation attributable to improved operating results, higher stock-based compensation expense, and increased employee benefit costs.  Advertising expense increased by $0.4 million in the first quarter of 2010 compared to the first quarter of 2009.  International operating expenses increased $0.8 million from the prior year due to the weaker U.S. Dollar and its effect on the translation of foreign expenses.

We took actions during 2009 to consolidate manufacturing operations and reduce the number of employees at certain of our locations.  During the three months ended March 31, 2009, we recognized a total of $5.0 million in plant closure and severance charges related to these actions.

Operating income increased by $14.2 million from the first quarter of 2009 to the first quarter of 2010, resulting in an operating margin for 2010 of 15.9% of sales compared to 6.5% for the first quarter of 2009.  The increase was due to higher sales volume and gross profit, as well as the restructuring charges recognized in 2009, partially offset by increased SG&A expenses.

Interest expense was $6.5 million in the first quarter of 2010 compared to $5.9 million in the first quarter of 2009.  The increase was due to higher average interest rates on our variable rate debt, partially offset by lower average outstanding debt balances in the comparable periods.  The variable interest rates on our term loans increased significantly when we amended and restated our senior credit facilities in December 2009, although the impact of increased rates was partially offset by lower average borrowings.

We sponsor various pension and other post-retirement benefit plans for many of our employees.  The Company receives a Medicare Part D subsidy for a portion of the cost of providing prescription drug benefits under its retiree medical benefit plan.  In March of 2010, new legislation was signed into law in the U.S. that makes this subsidy fully subject to federal income tax beginning in 2013.  Previously, this subsidy was essentially exempt from federal income tax.  Accordingly, the Company recognized a charge of $1.7 million to income tax expense in the three months ended March 31, 2010, reflecting the write-off of the deferred tax asset related to this subsidy.

The following table summarizes our income tax provision for continuing operations in 2010 and 2009:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Income before income taxes	$15,252	$1,738
Provision for income taxes	6,469	781
Effective tax rate	42.4%	44.9%

The effective tax rate for the first quarter of 2010 was higher than the federal statutory rate of 35% due to state income taxes and the $1.7 million impact of the change in tax deductibility related to the Medicare Part D prescription drug benefit we provide to certain of our U.S. retirees.  These increases to the effective tax rate were partially offset by the positive effects from settlement of our IRS audit and the related release of reserves for some of our uncertain tax positions.  The effective tax rate in 2009 is affected by the magnified impact of permanent items, given the relatively low level of income before income taxes.

Net income in the first quarter of 2010 was $8.8 million, or $0.18 per diluted share, compared to $1.0 million, or $0.02 per diluted share, in the first quarter of 2009.

Segment Results.  The following table reflects segment sales and operating results for 2010 and 2009:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009	Percent Change
Sales:
Outdoor Products	$133,129	$111,419	19.5%
Other	3,555	5,105	(30.4)
Total sales	$136,684	$116,524	17.3%
Operating income:
Outdoor Products	$27,779	$16,490	68.5%
Other	(6,019)	(8,910)	32.4
Operating income	$21,760	$7,580	187.1%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased by $21.7 million (19.5%) in the first quarter of 2010 compared to the first quarter of 2009, primarily due to an increase in unit volume of $24.8 million, reflecting improved international market conditions and strong customer demand for our products.  Fluctuations in foreign currency exchange rates further increased reported segment sales revenue by $1.6 million compared to the first quarter of 2009.  Segment sales were reduced by $4.7 million from the effect of lower average selling prices driven by product mix and a higher relative proportion of sales to OEM and large volume customers.  Sales of wood-cutting chainsaw components were up 23.7%, sales of concrete-cutting products were up 13.5%, and sales of outdoor care products were essentially flat year-over-year.  Sales of our outdoor care products were positively affected in the first quarter of 2009 by weather conditions in the Midwest and East Coast areas of the U.S., which stimulated demand for such products, and by the positive market reception of promotional activities that we implemented at that time.  Sales to OEM customers increased by 21.1%, while replacement market sales increased by 19.0%.  International sales increased 33.4% for the three month comparable period, while domestic sales declined by 8.0%.

Segment contribution to operating income increased $11.3 million (68.5%) in the first quarter of 2010 compared to the first quarter of 2009.  The favorable effects of increased sales unit volume ($11.9 million) and lower product cost and mix ($6.1 million) were partially offset by the effects of lower average selling prices and mix ($4.7 million), fluctuations in foreign currency translation rates ($1.6 million), and slightly higher SG&A expenses ($0.5 million).  Our product costs were positively affected during the first quarter of 2010 compared to the first quarter of 2009 by higher production volumes, including the elimination of idle manufacturing days. The higher production volumes drove improved absorption rates when compared to the first quarter of 2009.  In addition, steel costs on a year-over-year comparative basis were lower by an estimated $4.2 million.

Other.  The other category includes centralized administrative functions, the results of our gear components manufacturing business, certain post-retirement benefit plan costs, and building and plant closure and severance costs.  Sales of gear-related products decreased by 30.4% from the first quarter of 2009 to the first quarter of 2010 primarily due to reduced unit volume.  The sales decrease included lower volume of $1.3 million and a $0.2 million unfavorable effect of mix changes.  The contribution to operating income from our gear components business was flat on a year-over-year basis, as cost cutting measures offset the lower sales unit volume.  Central administrative expenses were down $2.9 million for the comparable period, due to the plant closure and severance costs recognized in the first quarter of 2009, partially offset by higher costs for compensation and benefits due to annual merit increases, increased incentive compensation from improved operating results, higher stock-based compensation costs, and increased employee benefit costs.

Financial Condition, Liquidity and Capital Resources

Total debt at March 31, 2010 was $282.2 million compared to $285.9 million at December 31, 2009:

	March 31,	December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility	$—	$3,400
Term loans	107,186	107,465
8 7/8% senior subordinated notes	175,000	175,000
Total debt	282,186	285,865
Less current maturities	(5,003)	(5,013)
Long-term debt	$277,183	$280,852

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 102.219% through July 31, 2010; and at 100% on August 1, 2010 and thereafter.  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 14.

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

April 2009 Amendment to Revolving Credit Facility.  On April 30, 2009, we entered into an amendment to the revolving credit facility as follows:

•                  The maturity date was extended to August 9, 2010.

•                  We reduced total availability under the revolving credit facility from $150.0 million to $90.0 million.

•                  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate as defined in the credit agreement (the “LIBOR Rate”) plus 5.00% or the U.S. index rate as defined in the credit agreement (the “U.S. Index Rate”) plus 3.25%, with a minimum rate of 7.50%, on all outstanding principal.

•                  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.0%.

•                  The Company incurred fees and third party costs of $2.0 million related to the amendment.

December 2009 Amendment and Restatement of Credit Facilities.  On December 4, 2009, the senior credit facility was amended and restated as follows:

•                  The maturity date for both the revolving credit facility and the term loan facility was extended to February 9, 2012.

•                  We reduced total availability under the revolving credit facility from $90.0 million to $60.0 million.

•                  The interest rate on the term loan facility was increased from LIBOR plus 1.75% or the U.S. prime rate to the LIBOR Rate plus 3.50%, or the index rate as defined in the credit agreement (the “Index Rate”) plus 2.50%, with a minimum rate of 5.50%.

•                  The maximum allowed leverage ratio, as defined in the credit agreement, was increased from 4.25 to 4.50.

•                  Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding were not affected by this amendment and restatement, and the terms for this portion of the term loans remain unchanged, including interest at the prime rate and a maturity date of August 9, 2010.  The principal amount of these unchanged term loans is included in current maturities of long-term debt on the Consolidated Balance Sheet.

•                  The Company incurred fees and third party costs of $3.3 million related to the amendment and restatement.

The revolving credit facility provides for total available borrowings up to $60.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and credit facility leverage ratio. As of March 31, 2010, the Company had the ability to borrow an additional $56.7 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR Rate plus 5.00%, or the U.S. Index Rate plus 3.25%, with a minimum interest rate of 7.50%, and matures on February 9, 2012.  Interest is payable on the individual maturity dates for each LIBOR-based borrowing.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, with a minimum interest rate of 5.50%, and matures on February 9, 2012.  The term loan facility requires quarterly principal payments of $0.3 million and an additional principal payment of $3.9 million due August 9, 2010, with a final payment of $101.1 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenants relating to:

•                  Maximum capital expenditures.

•                  Minimum fixed charge coverage ratio, defined as EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items.

•                  Maximum leverage ratio, defined as total debt divided by EBITDA.

•                  Maximum credit facility leverage ratio, defined as principal outstanding under the senior credit facilities divided by EBITDA.

	As of March 31, 2010
Financial Covenants	Requirement	Actual
Maximum capital expenditures per year	$32,500	$3,719
Minimum fixed charge coverage ratio last 12 months	1.15	2.00
Maximum leverage ratio last 12 months	4.50	2.93
Maximum credit facility leverage ratio last 12 months	2.50	1.13

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets.  We were in compliance with all debt covenants as of March 31, 2010.  Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring the sale of our assets.  Such non-compliance, if any, could also result in an event of default under the indenture agreement related to the 8 7/8% senior subordinated notes.  Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

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

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s.  There were no changes to these ratings during the three months March 31, 2010.  As of March 31, 2010, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB+	Ba1
Senior subordinated notes	B	B2
General credit rating	BB- /Stable	Ba3

We intend to fund working capital, capital expenditures, debt service requirements, and obligations under our post-employment benefit plans for the next twelve months through cash flows generated from operations and the amounts available under our revolving credit facility.  We expect our financial resources will be sufficient to cover any additional increases in working capital and capital expenditures.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable.  The interest rate is fixed on the senior subordinated notes.  Our weighted average interest rate on all debt was 7.56% as of March 31, 2010, compared to 7.54% as of December 31, 2009.

Cash and cash equivalents at March 31, 2010 were $54.5 million, compared to $55.1 million at December 31, 2009.  As of March 31, 2010, the majority of our cash was held at our foreign operations.

Cash provided by (used in) operating activities is summarized in the following table:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Net income	$8,783	$957
Non-cash items	7,591	9,103
Subtotal	16,374	10,060
Changes in assets and liabilities, net	(10,053)	(16,801)
Discontinued operations, net	(153)	(470)
Cash provided by (used in) operating activities	$6,168	$(7,211)

Non-cash items consist of expenses for depreciation of property, plant, and equipment; amortization; stock compensation and other non-cash charges; asset impairment charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gains or losses on disposal of property, plant, and equipment.

During the first three months of 2010, operating activities provided $6.2 million of cash.  Income from continuing operations plus non-cash items totaled $16.4 million in the first quarter of 2010, reflecting increased income compared with the first quarter of 2009, but lower non-cash items. The reduced amount of non-cash items in 2010 is primarily due to the inclusion in 2009 of the $2.0 million asset impairment charge related to the closure of our manufacturing plant in Milan, Tennessee.  The net change in working capital components and other assets and liabilities during the 2010 period used $10.1 million in cash.  An increase in inventories of $3.4 million in anticipation of higher sales during the remainder of 2010, and decreases in accounts payable ($3.0 million), accrued expenses ($5.3 million), and other liabilities ($2.5 million) from timing of payments including payment of year end incentive compensation and retirement plan contributions, used cash during the period.  These uses were partially offset by a decrease in other assets of $3.9 million, including the collection of income taxes receivable in certain jurisdictions.  Cash payments during the first three months of 2010 also included $9.1 million for interest and $2.9 million for income taxes. The Company expects to contribute a total of $14 million to $16 million to its defined benefit pension plans during 2010.

During the first three months of 2009, operating activities used $7.2 million of cash.  Historically, our cash flows from operating activities have been negative in the first quarter, when first quarter income is offset by the pay-down of year-end accrued liabilities and an increase in working capital components.  Income from continuing operations plus non-cash items totaled $10.1 million in the first quarter of 2009, reflecting reduced income partially offset by increased amortization expense related to Carlton, as well as an asset impairment charge related to the closure of our Milan facility. The positive operating cash flow from these items was more than offset by the net increase in working capital and other assets and liabilities during the period.  An increase in inventories of $4.8 million resulting from the severe downturn in sales activity, together with the reduction in accounts payable and accrued expenses of $20.0 million from timing of payments including year end incentive compensation and retirement plan contributions, used cash during the period.  Partially offsetting these uses was a reduction in accounts receivable of $7.3 million from lower sales in the first quarter of 2009.  Discontinued operations used $0.5 million in cash during the first quarter of 2009, as certain accrued obligations and liabilities related to these former operations were paid in early 2009.  Cash payments during the quarter also included $8.8 million for interest and $3.7 million for income taxes.

Cash used in investing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Purchases of property, plant, and equipment, net	$(3,690)	$(4,923)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies and existing equipment, with the remainder devoted to capacity and productivity improvements.  During 2010, we expect to invest $22 million to $27 million in available cash for capital expenditures, compared to $17.3 million for the full year in 2009.

Cash provided by (used in) financing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Net increase (decrease) in debt principal outstanding	$(3,679)	$14,442
Proceeds and tax effects from stock-based compensation	(4)	(6)
Cash provided by (used in) financing activities	$(3,683)	$14,436

Cash used in financing activities in the first three months of 2010 consisted of net repayments of principal on our revolving credit and term debt facilities of $3.7 million.  Cash provided by financing activities in the first three months of 2009 consisted of net borrowing under our revolving credit facility, primarily to fund increases in working capital components, partially offset by a scheduled quarterly principal payment on our term debt facility.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

In the opinion of management, there are currently no recent accounting pronouncements to be adopted that are expected to have a significant effect on our financial reporting.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,”  “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning availability and estimated costs of financing, the global economic climate, foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, and the anticipated effects of discontinued operations involve certain estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, including raw materials such as steel. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes.

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Our 8 7/8% senior subordinated notes carry a fixed interest rate.  The interest rates are variable on our term and revolver loans and we are subject to market risk from movement in benchmark rates.  When we amended the revolving credit facility in April 2009, the interest rate on our revolving credit facility was increased significantly.  When we amended and restated our senior credit facilities in December 2009, the interest rate on most of the principal balance of our term loans was increased significantly.

See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K, filed with the SEC on March 9, 2010, for further discussion of market risk.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) Exhibits:

**10.1 Employment Agreement dated December 14, 2009 by and between Blount International, Inc. and David A. Willmott.

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

Dated:  May 6, 2010