Form 10-Q
period 2010-06-30
BLOUNT INTERNATIONAL INC
filed 2010-08-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 2, 2010 there were 47,852,107 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009

Sales	$148,956	$114,001	$285,639	$230,525
Cost of sales	96,457	79,362	183,125	158,096
Gross profit	52,499	34,639	102,514	72,429
Selling, general, and administrative expenses	29,758	24,015	58,014	49,186
Gain on sale of land and building	—	(2,701)	—	(2,701)
Plant closure and severance costs	—	1,365	—	6,404
Operating income	22,741	11,960	44,500	19,540
Interest income	50	52	75	155
Interest expense	(6,407)	(6,425)	(12,926)	(12,356)
Other income (expense), net	(18)	52	(31)	38
Income before income taxes	16,366	5,639	31,618	7,377
Provision for income taxes	5,923	1,407	12,392	2,188
Net income	$10,443	$4,232	$19,226	$5,189

Basic income per share	$0.22	$0.09	$0.40	$0.11

Diluted income per share	$0.22	$0.09	$0.40	$0.11

Weighted average shares used in per share calculations:
Basic	47,840	47,747	47,815	47,743
Diluted	48,349	48,183	48,339	48,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$72,812	$55,070
Accounts receivable, net of allowance for doubtful accounts of $3,673 and $3,339, respectively	77,737	74,475
Inventories, net	83,502	78,179
Deferred income taxes	7,711	5,528
Other current assets	16,944	23,962
Total current assets	258,706	237,214
Property, plant, and equipment, net	111,588	114,470
Deferred income taxes	13,183	16,006
Intangible assets	11,609	12,371
Goodwill	66,071	66,071
Other assets	38,601	37,434
Total Assets	$499,758	$483,566

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$4,924	$5,013
Accounts payable	31,352	31,539
Accrued expenses	56,819	50,614
Deferred income taxes	261	501
Total current liabilities	93,356	87,667
Long-term debt, excluding current maturities	275,498	280,852
Deferred income taxes	4,744	4,695
Employee benefit obligations	76,807	75,780
Other liabilities	39,068	41,312
Total liabilities	489,473	490,306
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,841,440 and 47,759,331 outstanding, respectively	478	478
Capital in excess of par value of stock	582,809	581,211
Accumulated deficit	(537,329)	(556,555)
Accumulated other comprehensive loss	(35,673)	(31,874)
Total stockholders’ equity (deficit)	10,285	(6,740)
Total Liabilities and Stockholders’ Equity (Deficit)	$499,758	$483,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009

Cash flows from operating activities:
Net income	$19,226	$5,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	11,087	9,843
Amortization of intangible assets and deferred financing costs	2,354	2,881
Stock compensation and other non-cash charges	1,503	1,758
Asset impairment charges	264	1,987
Excess tax expense (benefit) from stock-based compensation	(112)	149
Deferred income tax (benefit) expense	67	(1,142)
(Gain) loss on disposal of assets	101	(2,587)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,718)	12,064
(Increase) decrease in inventories	(5,740)	4,641
(Increase) decrease in other assets	3,476	2,583
Increase (decrease) in accounts payable	299	(8,567)
Increase (decrease) in accrued expenses	7,950	(13,477)
Increase (decrease) in other liabilities	(2,792)	3,285
Discontinued operations	(574)	(534)
Net cash provided by operating activities	31,391	18,073

Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,641)	(8,511)
Proceeds from sale of assets	22	3,256
Net cash used in investing activities	(8,619)	(5,255)

Cash flows from financing activities:
Net repayments of principal borrowed under revolving credit facility	(3,400)	(7,000)
Repayment of term loan principal	(2,043)	(11,746)
Issuance costs related to debt	—	(1,900)
Excess tax (expense) benefit from stock-based compensation	112	(149)
Proceeds from stock-based compensation activity	295	91
Payment of employee taxes on restricted stock	(333)	(290)
Net cash used in financing activities	(5,369)	(20,994)

Effect of exchange rate changes	339	(1,347)

Net increase (decrease) in cash and cash equivalents	17,742	(9,523)
Cash and cash equivalents at beginning of period	55,070	58,275
Cash and cash equivalents at end of period	$72,812	$48,752

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2009	47,759	$478	$581,211	$(556,555)	$(31,874)	$(6,740)

Net income				19,226		19,226
Other comprehensive income:
Foreign currency translation					(2,130)	(2,130)
Unrealized losses					(1,669)	(1,669)
Comprehensive income, net						15,427
Stock options, stock appreciation rights, and restricted stock	82		74			74
Stock compensation expense			1,524			1,524

Balance June 30, 2010	47,841	$478	$582,809	$(537,329)	$(35,673)	$10,285

Other comprehensive loss, net of a deferred tax benefit of $0.7 million and $1.0 million, was $2.3 million and $3.8 million for the three and six months ended June 30, 2010, respectively.  Other comprehensive income, net of a deferred tax expense of $1.1 million and $0.9 million, was $3.3 million and $1.6 million for the three and six months ended June 30, 2009, respectively.

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

The accompanying financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Such reclassifications have no effect on previously reported consolidated net income, cash flows, or net stockholders’ equity (deficit).

NOTE 2:  RESTRUCTURING ACTIVITIES

Gain on Sale of Land and Building.  On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations have been moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.

Plant Closure Costs.  In the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  During the three months ended June 30, 2009, we recognized a total of $0.5 million in plant closure costs.  For the six months ended June 30, 2009, we recognized a total of $3.8 million in charges related to this plant closure, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs, and $0.8 million in other expenses.  Of these charges, $0.1 million and $0.2 million, respectively, are recognized in cost of goods sold in the Consolidated Statements of Income for the three and six months ended June 30, 2009.  The land and building are currently being marketed for sale, and are included in assets held for sale on the Consolidated Balance Sheets.

Severance Costs.  We took actions during 2009 to reduce the number of employees at certain of our locations in addition to the Milan facility mentioned above.  During the three and six months ended June 30, 2009, we recognized a total of $1.0 million and $2.8 million, respectively, in severance charges related to this reduction in force.  From December 31, 2008 to June 30, 2009, the Company reduced its workforce by approximately 610 positions, or 17%, of its previous work force.

NOTE 3:  INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2010	2009
Raw materials and supplies	$11,489	$11,510
Work in progress	13,105	13,095
Finished goods	58,908	53,574
Total inventories, net	$83,502	$78,179

NOTE 4:  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility	$—	$3,400
Term loans	105,422	107,465
8 7/8% senior subordinated notes	175,000	175,000
Total debt	280,422	285,865
Less current maturities	(4,924)	(5,013)
Long-term debt	$275,498	$280,852

The weighted average interest rate on outstanding debt as of June 30, 2010 was 7.58%.

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 102.219% through July 31, 2010; and at 100% on August 1, 2010 and thereafter (see further discussion following).  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 14.

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

•                  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate as defined in the credit agreement (the “LIBOR Rate”) plus 5.00% or the U.S. index rate as defined in the credit agreement (the “U.S. Index Rate”) plus 3.25%, with a minimum rate of 7.50%, on all outstanding principal.  The Company may elect to borrow amounts under either the LIBOR Rate or the U.S. Index Rate.

•                  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.00%.

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

•                  The interest rate on the term loan facility was increased from LIBOR plus 1.75% or the U.S. prime rate to the LIBOR Rate plus 3.50%, or the index rate as defined in the credit agreement (the “Index Rate”) plus 2.50%, with a minimum rate of 5.50%.  The Company may elect to borrow amounts for specific periods under either the LIBOR Rate or Index Rate.

•                  The maximum allowed leverage ratio, as defined in the credit agreement, was increased from 4.25 to 4.50.

•                  Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding at the time were not affected by this amendment and restatement, and the terms for this portion of the term loans remain unchanged, including interest at the prime rate and a maturity date of August 9, 2010.  The principal amount of these unchanged term loans is included in current maturities of long-term debt on the Consolidated Balance Sheets.

•                  The Company incurred fees and third party costs of $3.3 million related to the amendment and restatement.

The revolving credit facility provides for total available borrowings up to $60.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and credit facility leverage ratio.  As of June 30, 2010, the Company had the ability to borrow an additional $56.7 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR Rate plus 5.00%, or the U.S. Index Rate plus 3.25%, with a minimum interest rate of 7.50%, and matures on February 9, 2012.  Interest is payable on the individual maturity dates for each LIBOR-based borrowing, and monthly on U.S. Index Rate borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, with a minimum interest rate of 5.50%, and matures on February 9, 2012.  The term loan facility requires quarterly principal payments of $0.3 million, and an additional principal payment of $3.9 million on August 9, 2010, with a final payment of $99.7 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

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

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets.  We were in compliance with all debt covenants as of June 30, 2010.  Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring sale of our assets.  Such non-compliance, if any, could also result in an event of default under the indenture agreement related to the 8 7/8% senior subordinated notes.  Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

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

August 2010 Amendment and Restatement of Credit Facilities and Repayment of Notes.  On August 9, 2010, the Company entered into an amendment and restatement of its senior credit facilities which included the following terms:

•                  A term B loan facility was established with maximum borrowings of $275.0 million.

•                  A term A loan facility was established with maximum borrowings of $75.0 million.

•                  Maximum borrowings under the revolving credit facility were increased to $75.0 million.

•                  The maturity dates were extended to August 2015 for the revolving credit facility and the term A loan and to August 2016 for the term B loan.

•                  The LIBOR interest rate on the revolving credit facility and term A facility was changed to LIBOR plus 3.50%.

•                  The LIBOR interest rate on the term B facility was changed to LIBOR plus 4.00%, with a minimum rate of 5.50%.

•                  Certain financial and other covenants were amended and revised.

•                  The Company expects to pay approximately $6.3 million in fees and transaction costs in connection with these transactions.

The Company then drew $350.0 million under these facilities and repaid the principal outstanding under its previous term loan facility.  In addition, the Company notified the trustee of its 8 7/8% senior subordinated notes due August 1, 2012 of its intent to redeem the notes at 100% of principal in September 2010, following the expiration of the required redemption notification period, and deposited $175.0 million with the trustee for that purpose.

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

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2010	2009	2010	2009
Service cost	$624	$548	$67	$66
Interest cost	2,734	2,656	524	505
Expected return on plan assets	(2,991)	(2,447)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of net actuarial losses	924	1,261	212	192
Total net periodic benefit cost	$1,289	$2,016	$803	$763

	Six Months Ended June 30,
	Pension Benefits		Other Post-Employment Benefits
(Amounts in thousands)	2010	2009	2010	2009
Service cost	$1,248	$1,096	$134	$132
Interest cost	5,468	5,312	1,048	1,010
Expected return on plan assets	(5,982)	(4,894)	—	—
Amortization of prior service cost	(4)	(4)	—	—
Amortization of net actuarial losses	1,848	2,522	424	384
Total net periodic benefit cost	$2,578	$4,032	$1,606	$1,526

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

NOTE 6:  FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:

June 30,
(Amounts in thousands)	2010
Letters of credit outstanding	$3,384
Other financial guarantees	923
Total financial guarantees and commitments	$4,307

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

In March 2010, the Company received an offer from Region 9 of the Environmental Protection Agency of the U.S. to resolve its potential liability regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California, involving a subsidiary of the former Omark Industries, Inc., which merged with the Company in 1985.  The Company submitted its consent to enter into an administrative settlement agreement for the Company’s pro rata share of the site’s clean-up costs as a de minimis participant.  Accordingly, the Company recognized a charge of $0.1 million in the three months ended March 31, 2010 in settlement of this matter.  However, the settlement agreement is subject to a public comment period of 30 days and other procedures pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  The Company is awaiting notice from the EPA that the de minimis settlement agreement has been accepted by a sufficient number of parties to begin the public comment process.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 8:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2010	2009	2010	2009
Shares for basic per share computation — weighted average common shares outstanding	47,840	47,747	47,815	47,743
Dilutive effect of common stock equivalents	509	436	524	438
Shares for diluted per share computation	48,349	48,183	48,339	48,181
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	2,073	2,207	1,864	2,207

The amount of unvested restricted stock and restricted stock units (“RSUs”) considered participating securities at June 30, 2009 and June 30, 2010 was 188 thousand and 150 thousand, respectively.  The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 9:  STOCK-BASED COMPENSATION

The Company did not grant any stock-based compensation awards during the six months ended June 30, 2009 but did grant the following awards during the six months ended June 30, 2010:

(Amounts in thousands)	2010
SARs granted	549
RSUs granted	118

Aggregate fair value of SARs granted	$3,091
Aggregate fair value of RSUs granted	$1,322

The SARs and RSUs granted in the six months ended June 30, 2010 vest in one twelfth tranches quarterly over a three-year period and are restricted from exercise, sale, or other transfer until March 31, 2013.  The SARs granted have a ten-year term from date of issuance.

The following assumptions and information was used to estimate the fair value of SARs in the six months ended June 30, 2010:

2010
Estimated average life	6 years
Risk-free interest rate	2.8%
Expected volatility	49.8%
Weighted average volatility	49.8%
Dividend yield	0.0%
Exercise price	$11.85
Weighted average grant date fair value	$5.96

As of June 30, 2010, the total unrecognized stock-based compensation expense related to previously granted awards was $7.2 million. The weighted average period over which this expense is expected to be recognized is 2.5 years.  The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market from the stockholder-approved 2006 Equity Incentive Plan.

NOTE 10:  SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer).  The Company has one reportable segment: Outdoor Products.  The other category includes centralized administrative functions, a gear component manufacturing business, gain on sale of land and buildings, and plant closure and other severance costs.  Outdoor Products manufactures and markets cutting chain, bars, sprockets, and accessories for chainsaws, concrete-cutting equipment, lawnmower blades, and replacement parts and accessories for outdoor equipment.  The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Certain financial information by segment is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Sales:
Outdoor Products	$144,788	$110,131	$277,917	$221,550
Other	4,168	3,870	7,722	8,975
Total sales	$148,956	$114,001	$285,639	$230,525

Operating income:
Outdoor Products	$28,189	$14,044	$55,967	$30,513
Other	(5,448)	(2,084)	(11,467)	(10,973)
Total operating income	$22,741	$11,960	$44,500	$19,540

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Interest paid	$10,369	$10,096
Income taxes paid, net	3,841	7,289

NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world.  At June 30, 2010, approximately 67% of accounts receivable were from customers outside the U.S.  If the U.S. Dollar strengthens against foreign currencies, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed.  They may have difficulty in repaying these amounts, and, in turn, the Company’s bad debt expense may increase.  Accounts receivable are principally from distributors, dealers, mass merchants, chainsaw manufacturers, and other original equipment manufacturers (“OEMs”) and are normally not collateralized.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts.  The carrying amount of any principal outstanding on the revolving credit facility approximates fair value because the applicable interest rates are variable and the maturity period is relatively short on each borrowing tranche.  The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans.  The fair value of the fixed rate 8 7/8% senior subordinated notes is determined by reference to quoted market prices.  Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value.  The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at June 30, 2010 and December 31, 2009 are presented below.

	June 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$105,422	$105,422	$107,465	$107,734
8 7/8% senior subordinated notes	175,000	175,474	175,000	178,500

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

Since October, 2008, we have managed a portion of Canadian Dollar exchange rate exposures with derivative financial instruments.  These derivative financial instruments are zero-cost collar option combinations, consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. We apply cash flow hedge accounting to our Canadian Dollar-related derivative financial instruments, and therefore defer the gains or losses on those instruments in accumulated other comprehensive loss on the Consolidated Balance Sheets until maturity, or if it becomes probable that the forecasted transaction will not occur, at which time the gain or loss is recognized in the Consolidated Statements of Income.

As of June 30, 2010, the cumulative unrealized pre-tax loss on these contracts included in other comprehensive loss on the Consolidated Balance Sheets was $0.5 million.  During the three and six months ended June 30, 2010, gains of $0.7 million and $2.1 million, respectively, were recognized in cost of goods sold in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments.  During the three and six months ended June 30, 2009, losses of $0.2 million and $1.0 million, respectively, were recognized in cost of goods sold in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments.  Gains and losses on these Canadian Dollar derivative financial instruments are largely offset in cost of goods sold by the effects of currency exchange rate changes on the underlying transactions.  Through June 30, 2010, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness, or due to it becoming probable that the forecasted transaction will not occur.  The aggregate notional amount of these Canadian Dollar contracts outstanding was $29.4 million at June 30, 2010 and $30.3 million at December 31, 2009.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements.  The change in fair value of these instruments is recognized in interest income in the Consolidated Statements of Income.  Any change in fair value of these derivative contracts is fully offset by the change in fair value of the underlying investments.  The Consolidated Statements of Income include income of $0.1 million for the six months ended June 30, 2010 and expense of $1.0 million and $1.6 million, respectively, for the three and six months ended June 30, 2009, from the change in fair value of these interest rate swap contracts.  There was zero impact in the three months ended June 30, 2010.  The aggregate notional amount of these interest rate swap agreements outstanding was zero at June 30, 2010 and $13.0 million at December 31, 2009.

Under accounting principles generally accepted in the U.S., the framework for measuring fair value is based on independent observable inputs of market data under the following hierarchy:

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

The fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets (Liabilities) Measured at Fair Value	Level 1	Level 2	Level 3

June 30, 2010	$(476)	$(476)	$—	$(476)	$—

December 31, 2009	2,052	2,052	—	2,052	—

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market.

The amounts included in accumulated other comprehensive loss on the Consolidated Balance Sheets are expected to be recognized in the Consolidated Statements of Income within the next twelve months.

NOTE 13:  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new guidance on fair value measurements and disclosures which were effective in two phases.  The new guidance requiring enhanced disclosures about an entity’s fair value measurements was effective for us on January 1, 2010 and resulted in expanded footnote disclosures about the fair value of our assets.  The new guidance requiring enhanced disclosures in the roll forward of activity in Level 3 fair value measurements will be effective for us on January 1, 2011 and will result in expanded footnote disclosures.

NOTE 14:  CONSOLIDATING FINANCIAL INFORMATION

See Note 4 for a discussion of the Company’s guarantor subsidiaries.  The following consolidating financial information sets forth condensed Consolidating Statements of Income, Balance Sheets, and Statements of Cash Flows of Blount International, Inc., Blount, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries:

Condensed Consolidating Statements of Income Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended June 30, 2010
Sales	$—	$117,916	$4,167	$85,693	$(58,820)	$148,956
Cost of sales	—	82,402	2,776	68,681	(57,402)	96,457
Gross profit	—	35,514	1,391	17,012	(1,418)	52,499
Operating expenses	—	20,407	619	8,732	—	29,758
Operating income	—	15,107	772	8,280	(1,418)	22,741
Other income (expense), net	(2,840)	(3,398)	165	(302)	—	(6,375)
Income (loss) before income taxes	(2,840)	11,709	937	7,978	(1,418)	16,366
Provision (benefit) for income taxes	(1,006)	4,249	367	2,313	—	5,923
Income (loss) before equity in affiliates	(1,834)	7,460	570	5,665	(1,418)	10,443
Equity in earnings of affiliated companies	12,277	4,817	—	—	(17,094)	—
Net income	$10,443	$12,277	$570	$5,665	$(18,512)	$10,443

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2010
Sales	$—	$221,437	$7,722	$171,049	$(114,569)	$285,639
Cost of sales	—	153,056	5,509	137,611	(113,051)	183,125
Gross profit	—	68,381	2,213	33,438	(1,518)	102,514
Operating expenses	—	39,730	1,181	17,103	—	58,014
Operating income	—	28,651	1,032	16,335	(1,518)	44,500
Other income (expense), net	(5,648)	(6,736)	331	(829)	—	(12,882)
Income (loss) before income taxes	(5,648)	21,915	1,363	15,506	(1,518)	31,618
Provision (benefit) for income taxes	(2,396)	9,299	578	4,911	—	12,392
Income (loss) before equity in affiliates	(3,252)	12,616	785	10,595	(1,518)	19,226
Equity in earnings of affiliated companies	22,478	9,862	—	—	(32,340)	—
Net income	$19,226	$22,478	$785	$10,595	$(33,858)	$19,226

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Three Months Ended June 30, 2009
Sales	$—	$81,829	$5,091	$60,348	$(33,267)	$114,001
Cost of sales	—	60,448	4,704	48,399	(34,189)	79,362
Gross profit	—	21,381	387	11,949	922	34,639
Operating expenses, net	—	16,661	1,060	4,958	—	22,679
Operating income (loss)	—	4,720	(673)	6,991	922	11,960
Other income (expense), net	(2,899)	(3,229)	97	(290)	—	(6,321)
Income (loss) before income taxes	(2,899)	1,491	(576)	6,701	922	5,639
Provision (benefit) for income taxes	(892)	1,628	81	590	—	1,407
Income (loss) before equity in affiliates	(2,007)	(137)	(657)	6,111	922	4,232
Equity in earnings of affiliated companies	6,239	6,376	—	—	(12,615)	—
Net income (loss)	$4,232	$6,239	$(657)	$6,111	$(11,693)	$4,232

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2009
Sales	$—	$165,983	$13,874	$127,490	$(76,822)	$230,525
Cost of sales	—	118,877	12,246	104,278	(77,305)	158,096
Gross profit	—	47,106	1,628	23,212	483	72,429
Operating expenses, net	—	34,892	5,322	12,675	—	52,889
Operating income (loss)	—	12,214	(3,694)	10,537	483	19,540
Other income (expense), net	(5,766)	(6,233)	242	(406)	—	(12,163)
Income (loss) before income taxes	(5,766)	5,981	(3,452)	10,131	483	7,377
Provision (benefit) for income taxes	(2,350)	3,911	(1,381)	2,008	—	2,188
Income (loss) before equity in affiliates	(3,416)	2,070	(2,071)	8,123	483	5,189
Equity in earnings of affiliated companies	8,605	6,535	—	—	(15,140)	—
Net income (loss)	$5,189	$8,605	$(2,071)	$8,123	$(14,657)	$5,189

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

June 30, 2010

Assets

Cash and cash equivalents	$—	$9,605	$—	$63,387	$(180)	$72,812
Accounts receivable, net	—	44,257	2,161	31,319	—	77,737
Intercompany receivables	—	200,177	91,267	39,154	(330,598)	—
Inventories, net	—	55,989	2,282	32,200	(6,969)	83,502
Other current assets	—	17,268	66	7,321	—	24,655
Total current assets	—	327,296	95,776	173,381	(337,747)	258,706
Investments in affiliated companies	280,821	291,342	—	—	(572,163)	—
Property, plant, and equipment, net	—	57,278	6,123	48,187	—	111,588
Goodwill and other assets	—	99,622	12,784	17,058	—	129,464
Total Assets	$280,821	$775,538	$114,683	$238,626	$(909,910)	$499,758

Liabilities and Stockholders’ Equity

Current maturities of long-term debt	$—	$4,924	$—	$—	$—	$4,924
Accounts payable	—	21,475	1,817	8,240	(180)	31,352
Intercompany payables	269,757	39,582	1,725	19,534	(330,598)	—
Other current liabilities	—	40,580	1,453	15,047	—	57,080
Total current liabilities	269,757	106,561	4,995	42,821	(330,778)	93,356
Long-term debt, excluding current maturities	—	275,498	—	—	—	275,498
Other liabilities	779	112,658	241	6,941	—	120,619
Total liabilities	270,536	494,717	5,236	49,762	(330,778)	489,473
Stockholders’ equity	10,285	280,821	109,447	188,864	(579,132)	10,285
Total Liabilities and Stockholders’ Equity	$280,821	$775,538	$114,683	$238,626	$(909,910)	$499,758

Condensed Consolidating Balance Sheet Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

December 31, 2009

Assets

Cash and cash equivalents	$—	$—	$—	$55,314	$(244)	$55,070
Accounts receivable, net	—	46,172	1,212	27,091	—	74,475
Intercompany receivables	—	203,935	87,710	45,712	(337,357)	—
Inventories, net	—	53,475	2,539	22,409	(244)	78,179
Deferred income taxes	—	4,274	—	1,254	—	5,528
Other current assets	—	15,787	5,754	8,077	(5,656)	23,962
Total current assets	—	323,643	97,215	159,857	(343,501)	237,214
Investments in affiliated companies	262,141	291,517	—	—	(553,658)	—
Property, plant, and equipment, net	—	56,807	6,633	51,030	—	114,470
Goodwill and other assets	—	103,501	12,784	15,597	—	131,882
Total Assets	$262,141	$775,468	$116,632	$226,484	$(897,159)	$483,566

Liabilities and Stockholders’ Equity (Deficit)

Current maturities of long-term debt	$—	$5,013	$—	$—	$—	$5,013
Accounts payable	—	28,797	629	8,013	(5,900)	31,539
Intercompany payables	267,989	49,940	(544)	19,972	(337,357)	—
Other current liabilities	—	35,129	2,001	13,985	—	51,115
Total current liabilities	267,989	118,879	2,086	41,970	(343,257)	87,667
Long-term debt, excluding current maturities	—	280,852	—	—	—	280,852
Other liabilities	892	113,596	324	6,975	—	121,787
Total liabilities	268,881	513,327	2,410	48,945	(343,257)	490,306
Stockholders’ equity (deficit)	(6,740)	262,141	114,222	177,539	(553,902)	(6,740)
Total Liabilities and Stockholders’ Equity (Deficit)	$262,141	$775,468	$116,632	$226,484	$(897,159)	$483,566

Condensed Consolidating Cash Flows Information

(Amounts in thousands)	Blount International, Inc.	Blount, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Six Months Ended June 30, 2010

Net cash provided by operating activities	$—	$25,281	$1,485	$4,561	$64	$31,391

Purchases of property, plant, and equipment, net of proceeds from sales	—	(6,110)	(35)	(2,474)	—	(8,619)
Advances from affiliates, net	—	—	—	5,690	(5,690)	—
Net cash provided by (used in) investing activities	—	(6,110)	(35)	3,216	(5,690)	(8,619)

Net repayments under revolving credit facility	—	(3,400)	—	—	—	(3,400)
Repayment of term loan principal	—	(2,043)	—	—	—	(2,043)
Advances to affiliates, net	(74)	(4,123)	(1,450)	(43)	5,690	—
Other	74	—	—	—	—	74
Net cash used in financing activities	—	(9,566)	(1,450)	(43)	5,690	(5,369)

Effect of exchange rate changes	—	—	—	339	—	339
Net increase in cash and cash equivalents	—	9,605	—	8,073	64	17,742
Cash and cash equivalents at beginning of period	—	—	—	55,314	(244)	55,070
Cash and cash equivalents at end of period	$—	$9,605	$—	$63,387	$(180)	$72,812

Six Months Ended June 30, 2009

Net cash provided by operating activities	$—	$2,708	$3,799	$11,347	$219	$18,073

Purchase of property, plant, and equipment	—	(3,857)	(391)	(4,263)	—	(8,511)
Proceeds from sale of assets	—	—	42	3,214	—	3,256
Advances to affiliates, net	—	—	—	(17,472)	17,472	—
Net cash used in investing activities	—	(3,857)	(349)	(18,521)	17,472	(5,255)

Net borrowings under revolving credit facility	—	(7,000)	—	—	—	(7,000)
Repayment of term loan principal	—	(11,746)	—	—	—	(11,746)
Issuance costs related to debt	—	(1,900)	—	—	—	(1,900)
Advances from (to) affiliates, net	348	21,610	(3,450)	(1,036)	(17,472)	—
Other	(348)	—	—	—	—	(348)
Net cash provided by (used in) financing activities	—	964	(3,450)	(1,036)	(17,472)	(20,994)

Effect of exchange rate changes	—	—	—	(1,347)	—	(1,347)

Net decrease in cash and cash equivalents	—	(185)	—	(9,557)	219	(9,523)
Cash and cash equivalents at beginning of period	$—	$185	$—	$59,158	$(1,068)	$58,275
Cash and cash equivalents at end of period	$—	$—	$—	$49,601	$(849)	$48,752

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements included elsewhere in this report.

Operating Results

Three months ended June 30, 2010 (unaudited) compared to three months ended June 30, 2009 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Three Months Ended June 30,
(Amounts in millions)	2010	2009	Change		Contributing Factor
(Amounts may not sum due to rounding)

Sales	$149.0	$114.0	$35.0
				$35.6	Sales volume
				(1.3)	Selling price and mix
				0.6	Foreign currency translation

Gross profit	52.5	34.6	17.9
Gross margin	35.2%	30.4%		11.8	Sales volume
				(1.3)	Selling price and mix
				8.7	Product cost and mix
				(1.4)	Foreign currency translation

Selling, General, and Administrative Expenses (“SG&A”)	29.8	24.0	5.7
				3.4	Compensation and benefits expense
				0.6	Advertising
				1.1	Strategic initiatives
				0.4	Foreign warehouse closure
				0.3	Foreign currency translation

Plant closure and severance costs	—	1.4	(1.4)

Gain on sale of land and building	—	2.7	(2.7)

Operating income	22.7	12.0	10.8
Operating margin	15.3%	10.5%		17.9	Increase in gross profit
				(5.7)	Increase in SG&A
				1.4	Plant closure and severance costs
				(2.7)	Gain on sale of land and building

Net income	$10.4	$4.2	$6.2
				10.8	Increase in operating income
				(4.5)	Increase in income tax provision

Sales in the three months ended June 30, 2010 increased by $35.0 million (30.7%) from the same period in 2009, primarily due to increased unit volume of $35.6 million.  Changes in average selling price and mix lowered sales revenue by $1.3 million on a quarter-over-quarter comparative basis.  Lower average selling prices were attributable to a higher proportion of OEM sales versus replacement market sales in the comparable prior year quarter.  International sales increased by $29.3 million (40.2%), while domestic sales increased by $5.6 million (13.7%).  The increase in international sales reflected improved world-wide market conditions and increased demand for our products following the severe global recession experienced in 2009.  During the second quarter of 2009, we were cautious about extending credit to certain higher risk geographical areas during the global recession, which we believe contributed to a slowdown in sales and orders last year from portions of our international customer base.  As international market conditions and credit concerns have improved, our international sales have increased.

Consolidated order backlog at June 30, 2010 was $124.5 million compared to $105.7 million at March 31, 2010.  Backlog in the Outdoor Products segment increased $17.9 million, while the backlog for gear components increased by $0.9 million during the second quarter of 2010.

Gross profit increased $17.9 million (51.6%) from the second quarter of 2009 to the second quarter of 2010.  Higher unit sales volume and improved product cost and mix drove the increase in gross profit.  These positive factors were partially offset by negative movements in average selling prices and mix and in foreign currency exchange rates.  Our manufacturing costs were favorably affected during the second quarter of 2010 by higher production volumes, including the elimination of idle manufacturing days.  The higher production volumes drove improved absorption rates when compared to the second quarter of 2009.  Year-over-year steel costs are estimated to be $1.6 million lower for the comparable second quarter periods, although we expect steel costs to increase later in 2010.  Gross margin in the second quarter of 2010 was 35.2% of sales compared to 30.4% in the second quarter of 2009.

Fluctuations in currency exchange rates decreased our gross profit in the second quarter of 2010 compared to 2009 by $1.4 million on a consolidated basis.  The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher reported sales revenue from our sales outside the U.S. (primarily in Canada).  However, higher reported manufacturing costs in Brazil and Canada, as a result of stronger currencies in those countries, more than offset the favorable impact that translation of stronger foreign currencies had on sales.

SG&A was $29.8 million in the second quarter of 2010, compared to $24.0 million in the second quarter of 2009, representing an increase of $5.7 million (23.9%).  As a percentage of sales, SG&A decreased from 21.1% in the second quarter of 2009 to 20.0% in the second quarter of 2010, primarily due to the increase in sales revenue, which outpaced the increase in SG&A spending.  Compensation and benefits expense for the quarter increased by $3.4 million on a year-over-year basis, reflecting annual merit increases, increased incentive compensation attributable to improved operating results, higher stock-based compensation expense, and increased employee benefit costs.  Advertising expense increased by $0.6 million in the second quarter of 2010 compared to the second quarter of 2009, as we had reduced our advertising programs during the 2009 economic downturn.  We incurred $1.1 million in consulting and other costs related to several strategic initiatives we began in the second quarter including projects to improve the efficiency of our manufacturing processes and supply chain.  The closure of our warehouse and distribution center in France, and consolidation of these functions into our European distribution center in Belgium in the second quarter of 2010, resulted in costs of $0.4 million.  Operating expenses increased $0.3 million from the prior year due to the weaker U.S. Dollar and its effect on the translation of foreign expenses.

On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations were moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.  We took actions during 2009 to consolidate manufacturing operations and reduce the number of employees at certain of our locations.  During the three months ended June 30, 2009, we recognized a total of $1.4 million in plant closure and severance charges related to these actions.

Operating income increased by $10.8 million from the second quarter of 2009 to the second quarter of 2010.  The operating margin for the second quarter of 2010 was 15.3% of sales compared to 10.5% for the second quarter of 2009.  The improvement was due to higher sales volume and gross profit, partially offset by increased SG&A expenses.  The change in the second quarter of 2010 compared to 2009 was also impacted by the restructuring charges and the gain on the sale of land and building in 2009 that were not repeated in 2010.

Interest expense was $6.4 million in both the second quarter of 2010 and the second quarter of 2009.

The following table summarizes our income tax provision in 2010 and 2009:

	Three Months Ended June 30,
(Amounts in thousands)	2010	2009
Income before income taxes	$16,366	$5,639
Provision for income taxes	5,923	1,407
Effective tax rate	36.2%	25.0%

The effective tax rate for the second quarter of 2010 was higher than the federal statutory rate of 35% due to state income taxes and taxes recognized on interest and dividends from certain of our foreign locations.  The effective tax rate for the second quarter of 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations.  Taxes on our foreign operations were lower due to increased deductions for tax purposes, which are not recognized as expenses for book purposes.  Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits.  The effective tax rate in both periods was increased by additional tax expense recognized on interest and dividends from certain of our foreign locations.

Net income in the second quarter of 2010 was $10.4 million, or $0.22 per diluted share, compared to $4.2 million, or $0.09 per diluted share, in the second quarter of 2009.

Segment Results.  The following table reflects segment sales and operating results for 2010 and 2009:

	Three Months Ended June 30,
(Amounts in thousands)	2010	2009	Percent Change
Sales:
Outdoor Products	$144,788	$110,131	31.5%
Other	4,168	3,870	7.7
Total sales	$148,956	$114,001	30.7%
Operating income:
Outdoor Products	$28,189	$14,044	100.7%
Other	(5,448)	(2,084)	161.5
Operating income	$22,741	$11,960	90.1%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased by $34.7 million (31.5%) in the second quarter of 2010 compared to the second quarter of 2009, primarily due to an increase in unit volume of $35.2 million, reflecting improved international market conditions and strong customer demand for our products.  Segment sales were reduced by $1.1 million from the effect of lower average selling prices, driven by product mix and a higher relative proportion of sales to OEM customers as opposed to sales in the replacement market in the comparative quarterly periods.  Sales of wood-cutting chainsaw components were up 35.9%, sales of concrete-cutting products were up 33.8%, and sales of outdoor care products were up 14.5%.  Sales to OEM customers increased by 39.3%, while replacement market sales increased by 29.1%.  International sales increased 40.6% for the three month comparable period, while domestic sales increased by 13.8%.

Segment contribution to operating income increased $14.1 million (100.7%) in the second quarter of 2010 compared to the second quarter of 2009.  Increased sales unit volume ($11.6 million) and lower product cost and mix ($8.5 million) drove the improvement in contribution to operating income.  These positive factors were partially offset by the effects of lower average selling prices and mix ($1.1 million), fluctuations in foreign currency translation rates ($1.8 million), and higher SG&A expenses ($3.0 million).  Our product costs were positively affected in the second quarter of 2010 compared to the second quarter of 2009 by higher production volumes, including the elimination of idle manufacturing days. The higher production volumes drove improved absorption rates when compared to the second quarter of 2009.  Capacity utilization in our Outdoor Products segment is estimated at 92% for the second quarter of 2010, compared to 60% for the second quarter of 2009.  In addition, steel costs on a year-over-year comparative basis were lower by an estimated $1.8 million, although we expect steel costs to increase in the second half of 2010.  SG&A expenses were higher primarily due to increased compensation costs ($1.4 million), advertising expenses ($0.6 million), and severance costs for the closure of our warehouse and distribution function in France ($0.4 million).

Other.  The other category includes centralized administrative functions, the results of our gear components manufacturing business, certain post-retirement benefit plan costs, plant closure and severance costs, and other restructuring costs.  Sales of gear-related products increased by 7.7% from the second quarter of 2009 compared to the second quarter of 2010, primarily due to increased unit volume.  The contribution to operating income from our gear components business increased by $0.3 million in the second quarter of 2010, as a result of increased volume.  Central administrative expenses were up $3.7 million for the comparable period, primarily due to increased compensation and benefits expenses attributable to annual merit increases, increased incentive compensation from improved operating results, higher stock-based compensation costs, increased employee benefit costs, and costs incurred in conjunction with several strategic initiatives to improve manufacturing and supply chain efficiency.  Additionally, the gain on the sale of land and building and costs for plant closure and severance recognized in the second quarter of 2009 were not repeated in 2010.

Six months ended June 30, 2010 (unaudited) compared to six months ended June 30, 2009 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Six Months Ended June 30,
(Amounts in millions)	2010	2009	Change		Contributing Factor
(Amounts may not sum due to rounding)

Sales	$285.6	$230.5	$55.1
				$58.8	Sales volume
				(5.9)	Selling price and mix
				2.2	Foreign currency translation

Gross profit	102.5	72.4	30.1
Gross margin	35.9%	31.4%		23.2	Sales volume
				15.0	Product cost and mix
				(5.9)	Selling price and mix
				(2.2)	Foreign currency translation

SG&A	58.0	49.2	8.8
				4.8	Compensation and benefits expense
				1.0	Advertising
				1.1	Strategic initiatives
				0.4	Foreign warehouse closure
				1.1	Foreign currency translation
				0.4	Other

Plant closure and severance costs	—	6.4	(6.4)

Gain on sale of land and building	—	2.7	(2.7)

Operating income	44.5	19.5	25.0
Operating margin	15.6%	8.5%		30.1	Increase in gross profit
				(8.8)	Increase in SG&A
				6.4	Plant closure and severance costs
				(2.7)	Gain on sale of land and building

Net Income	$19.2	$5.2	$14.0
				25.0	Increase in operating income
				(0.1)	Other
				(0.7)	Increase in net interest expense
				(10.2)	Increase in income tax provision

Sales in the six months ended June 30, 2010 increased by $55.1 million (23.9%) from the same period in 2009, primarily due to increased unit volume of $58.8 million.  Changes in average selling price and mix lowered sales revenue by $5.9 million on a year-over-year comparative basis.  Lower average selling prices were attributable to increased sales to large volume customers, as well as a higher proportion of OEM sales in the first half of 2010 compared to the first half of 2009.  The translation of foreign currency-denominated sales transactions, given the weaker U.S. Dollar in comparison to the first half of 2009, increased consolidated sales by $2.2 million year-to-date in 2010.  International sales increased by $53.9 million (36.6%), while domestic sales increased by $1.2 million (1.5%).  The increase in international sales reflected improved world-wide market conditions and demand for our products following the severe global recession experienced in 2009, as well as favorable effects from movement in foreign currency exchange rates compared to 2009.  During the first half of 2009, we were cautious about extending credit to certain higher risk geographical areas during the global recession, which we believe contributed to a slowdown in sales and orders from portions of our international customer base.  As international market conditions and credit concerns have improved, our international sales have increased.  The relatively small increase in domestic sales is attributable to the timing of our seasonal programs in the U.S., which are designed to assist distributors in stocking for the spring end-user selling cycle.  These seasonal programs were launched in the fourth quarter of 2009 rather than in the first quarter of 2010, which resulted in reduced customer buying patterns in the first half of 2010 compared to the first half of 2009.

Consolidated order backlog at June 30, 2010 was $124.5 million compared to $79.7 million at December 31, 2009.  Backlog in the Outdoor Products segment increased $43.1 million, while the backlog for gear components increased by $1.7 million during the first half of 2010.

Gross profit increased $30.1 million (41.5%) from the first half of 2009 to the first half of 2010.  Higher unit sales volume and improved product cost and mix drove the increase in gross profit.  These positive factors were partially offset by negative movements in average selling prices and mix and in foreign currency exchange rates.  Our manufacturing costs were favorably affected during the first half of 2010 by higher production volumes, including the elimination of idle manufacturing days.  The higher production volumes drove improved absorption rates when compared to the first half of 2009.  Year-over-year steel costs are estimated to be $5.8 million lower from the first half of 2009 to the first half of 2010, although we expect steel costs to increase later in 2010.  Gross margin in the first half of 2010 was 35.9% of sales compared to 31.4% in the first half of 2009.

Fluctuations in currency exchange rates decreased our gross profit in the first half of 2010 compared to 2009 by $2.2 million on a consolidated basis.  The translation of stronger foreign currencies into a weaker U.S. Dollar resulted in higher reported sales revenue from our sales outside the U.S. (primarily in Europe and Canada).  However, higher reported manufacturing costs in Brazil and Canada, as a result of stronger currencies in those countries, more than offset the favorable impact that translation of stronger foreign currencies had on sales.

SG&A was $58.0 million in the first half of 2010, compared to $49.2 million in the first half of 2009, representing an increase of $8.8 million (17.9%).  As a percentage of sales, SG&A decreased from 21.3% in the first half of 2009 to 20.3% in the first half of 2010, primarily due to the increase in sales revenue, which outpaced the increase in SG&A spending.  Compensation and benefits expense for the first half of 2010 increased by $4.8 million on a year-over-year basis, reflecting annual merit increases, increased incentive compensation attributable to improved operating results, higher stock-based compensation expense, and increased employee benefit costs.  Advertising expense increased by $1.0 million in the first half of 2010 compared to the first half of 2009 as we limited our advertising programs during 2009.  We incurred $1.1 million in consulting and other costs related to several strategic initiatives we began in the second quarter including projects to improve the efficiency of our manufacturing processes and supply chain.  The closure of our warehouse and distribution center in France, and consolidation of these functions in our European distribution center in Belgium during the second quarter of 2010, resulted in costs of $0.4 million in the first half of 2010.  Operating expenses increased $1.1 million from the prior year due to the weaker U.S. Dollar and its effect on the translation of foreign expenses.

On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations were moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.  We took actions during 2009 to consolidate manufacturing operations and reduce the number of employees at certain of our locations.  During the six months ended June 30, 2009, we recognized a total of $6.4 million in plant closure and severance charges related to these actions.

Operating income increased by $25.0 million from the first half of 2009 to the first half of 2010, resulting in an operating margin for the first half of 2010 of 15.6% of sales compared to 8.5% for the first half of 2009.  The increase was due to higher sales volume and gross profit, partially offset by increased SG&A expenses and unfavorable foreign exchange effects.  In addition, the restructuring charges and the gain on sale of land and building recognized in 2009 were not repeated in 2010.

Interest expense was $12.9 million in the first half of 2010 compared to $12.4 million in the first half of 2009.  The increase was due to higher average interest rates on our variable rate debt, partially offset by lower average outstanding debt balances in the comparable periods.  The variable interest rates on our term loans increased significantly when we amended and restated our senior credit facilities in December 2009, although the impact of increased rates was partially offset by lower average borrowings.

The following table summarizes our income tax provision in 2010 and 2009:

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Income before income taxes	$31,618	$7,377
Provision for income taxes	12,392	2,188
Effective tax rate	39.1%	29.7%

The effective tax rate for the first half of 2010 was higher than the federal statutory rate of 35% due to state income taxes and the $1.7 million impact of the change in tax deductibility related to the Medicare Part D prescription drug benefit we provide to certain of our U.S. retirees.  These increases to the effective tax rate were partially offset by the positive effects from settlement of our IRS audit and the related release of reserves for some of our previously recorded uncertain tax positions.  The effective tax rate for the first half of 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations.  Taxes on our foreign operations were lower due to increased deductions for tax purposes which are not recognized as expense for book purposes.  Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits.  The effective tax rate is increased in both periods by additional tax expenses recognized on interest and dividends from certain of our foreign locations.

The Company sponsors various post-employment retiree medical benefit plans for certain employees in the U.S.  The Company expects health care reform regulations to eventually have an impact on the liability and expense of this plan, but at this time not enough information is available to make a reasonable estimate of the impact.  The Company receives a Medicare Part D subsidy for a portion of the cost of providing prescription drug benefits under its retiree medical benefit plan.  In March of 2010, new legislation was signed into law in the U.S. that makes this subsidy fully subject to federal income tax beginning in 2013.  Previously, this subsidy was essentially exempt from federal income tax.  Accordingly, the Company recognized a charge of $1.7 million to income tax expense in the six months ended June 30, 2010, reflecting the write-off of the deferred tax asset related to this subsidy.

Net income in the first half of 2010 was $19.2 million, or $0.40 per diluted share, compared to $5.2 million, or $0.11 per diluted share, in the first half of 2009.

Segment Results.  The following table reflects segment sales and operating results for 2010 and 2009:

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009	Percent Change
Sales:
Outdoor Products	$277,917	$221,550	25.4%
Other	7,722	8,975	(14.0)
Total sales	285,639	230,525	23.9%
Operating income:
Outdoor Products	55,967	30,513	83.4%
Other	(11,467)	(10,973)	4.5
Total operating income	$44,500	$19,540	127.7%

Outdoor Products Segment.  Sales for the Outdoor Products segment increased by $56.4 million (25.4%) in the first half of 2010 compared to the first half of 2009, primarily due to an increase in unit volume of $59.7 million, reflecting improved international market conditions and strong customer demand for our products.  Fluctuations in foreign currency exchange rates further increased reported segment sales revenue by $2.2 million compared to the first half of 2009.  Segment sales were reduced by $5.5 million from the effect of lower average selling prices driven by product mix and a higher relative proportion of sales to OEM and large volume customers.  Sales of wood-cutting chainsaw components were up 29.6%, sales of concrete-cutting products were up 23.2%, and sales of outdoor care products were up 8.6% year-over-year.  Sales of our outdoor care products were positively affected in the first half of 2009 by weather conditions in the Midwest and East Coast areas of the U.S., which stimulated demand for such products, and by the positive market reception of promotional activities that we implemented at that time.  Sales to OEM customers increased by 31.5%, while replacement market sales increased by 23.6%.  International sales increased 36.9% for the six month comparable period, while domestic sales increased by 2.9%.

Segment contribution to operating income increased $25.5 million (83.4%) in the first half of 2010 compared to the first half of 2009.  Increased sales unit volume ($23.5 million) and lower product cost and mix ($14.4 million) were the primary factors driving the improvement.  These positive factors were partially offset by the effects of lower average selling prices and mix ($5.5 million), fluctuations in foreign currency translation rates ($3.3 million), and higher SG&A expenses ($3.5 million).  Our product costs were positively affected during the first half of 2010 compared to the first half of 2009 by higher production volumes, including the elimination of idle manufacturing days. The higher production volumes drove improved absorption rates when compared to the first half of 2009.  Capacity utilization in our Outdoor Products segment is estimated at 90% for the first six months of 2010 compared to 65% for the first six months of 2009.  In addition, steel costs on a year-over-year comparative basis were lower by an estimated $6.0 million, although we expect steel costs to increase in the second half of 2010. SG&A expenses were higher primarily due to increased compensation costs ($1.5 million), advertising expenses ($1.0 million), and severance costs for the closure of our warehouse and distribution function in France and other actions ($0.5 million).

Other.  The other category includes centralized administrative functions, the results of our gear components manufacturing business, certain post-retirement benefit plan costs, gain on sale of land and building, plant closure and severance costs, and other restructuring costs.  Sales of gear-related products decreased by 14.0% from the first half of 2009 to the first half of 2010 primarily due to reduced unit volume.  The sales decrease included lower volume of $0.9 million and a $0.4 million unfavorable effect of mix changes.  The contribution to operating income from our gear components business was slightly higher by $0.3 million on a year-over-year basis.  Central administrative expenses were up $0.8 million for the comparable periods, due to higher costs for compensation and benefits due to annual merit increases, increased incentive compensation from improved operating results, higher stock-based compensation costs, increased employee benefit costs, and costs incurred in conjunction with several strategic initiatives to improve manufacturing and supply chain efficiency.  In addition, the plant closure and severance costs of $6.4 million, and a pre-tax gain of $2.7 million on the sale of property in Belgium, both recognized in the first half of 2009, were not repeated in 2010.

Financial Condition, Liquidity and Capital Resources

Total debt at June 30, 2010 was $280.4 million compared to $285.9 million at December 31, 2009:

	June 30,	December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility	$—	$3,400
Term loans	105,422	107,465
8 7/8% senior subordinated notes	175,000	175,000
Total debt	280,422	285,865
Less current maturities	(4,924)	(5,013)
Long-term debt	$275,498	$280,852

8 7/8% Senior Subordinated Notes.  The Company has one registered debt security, the 8 7/8% senior subordinated notes.  The interest rate on these notes is fixed until their maturity on August 1, 2012.  These notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices of 102.219% through July 31, 2010; and at 100% on August 1, 2010 and thereafter (see further discussion following).  These notes are issued by the Company’s wholly-owned subsidiary, Blount, Inc., and are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its domestic subsidiaries (“guarantor subsidiaries”) other than Blount, Inc.  All guarantor subsidiaries of these 8 7/8% senior subordinated notes are 100% owned, directly or indirectly, by the Company.  While the Company and all of its domestic subsidiaries guarantee these 8 7/8% senior subordinated notes, none of Blount’s existing foreign subsidiaries (“non-guarantor subsidiaries”) guarantee these notes.  See also Note 14.

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

•                  The interest rate was increased from the LIBOR rate plus 1.75% or the U.S. prime interest rate, with no minimum, to the LIBOR rate as defined in the credit agreement (the “LIBOR Rate”) plus 5.00% or the U.S. index rate as defined in the credit agreement (the “U.S. Index Rate”) plus 3.25%, with a minimum rate of 7.50%, on all outstanding principal.  The Company may elect to borrow amounts under either the LIBOR Rate or the U.S. Index Rate.

•                  The commitment fee on unused borrowing capacity was increased from 0.375% to 1.00%.

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

•                  The interest rate on the term loan facility was increased from LIBOR plus 1.75% or the U.S. prime rate to the LIBOR Rate plus 3.50%, or the index rate as defined in the credit agreement (the “Index Rate”) plus 2.50%, with a minimum rate of 5.50%.  The Company may elect to borrow amounts for specific periods under either the LIBOR Rate or Index Rate.

•                  The maximum allowed leverage ratio, as defined in the credit agreement, was increased from 4.25 to 4.50.

•                  Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding at the time were not affected by this amendment and restatement, and the terms for this portion of the term loans remain unchanged, including interest at the prime rate and a maturity date of August 9, 2010.  The principal amount of these unchanged term loans is included in current maturities of long-term debt on the Consolidated Balance Sheets.

•                  The Company incurred fees and third party costs of $3.3 million related to the amendment and restatement.

The revolving credit facility provides for total available borrowings up to $60.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio and credit facility leverage ratio.  As of June 30, 2010, the Company had the ability to borrow an additional $56.7 million under the terms of the revolving credit agreement.  The revolving credit facility bears interest at the LIBOR Rate plus 5.00%, or the U.S. Index Rate plus 3.25%, with a minimum interest rate of 7.50%, and matures on February 9, 2012.  Interest is payable on the individual maturity dates for each LIBOR-based borrowing, and monthly on U.S. Index Rate borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, with a minimum interest rate of 5.50%, and matures on February 9, 2012.  The term loan facility requires quarterly principal payments of $0.3 million, and an additional principal payment of $3.9 million on August 9, 2010, with a final payment of $99.7 million due on the maturity date.  Once repaid, principal under the term loan facility may not be re-borrowed by the Company.

The amended and restated senior credit facilities contain financial covenants relating to:

•                  Maximum capital expenditures.

•                  Minimum fixed charge coverage ratio, defined as EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items.

•                  Maximum leverage ratio, defined as total debt divided by EBITDA.

•                  Maximum credit facility leverage ratio, defined as principal outstanding under the senior credit facilities divided by EBITDA.

	As of June 30, 2010
Financial Covenants	Requirement	Actual
Maximum capital expenditures per year	$32,500	$8,641
Minimum fixed charge coverage ratio last 12 months	1.15	2.33
Maximum leverage ratio last 12 months	4.50	2.58
Maximum credit facility leverage ratio last 12 months	2.50	0.99

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets.  We were in compliance with all debt covenants as of June 30, 2010.  Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require actions for immediate repayment of outstanding amounts, potentially requiring the sale of our assets.  Such non-compliance, if any, could also result in an event of default under the indenture agreement related to the 8 7/8% senior subordinated notes.  Our debt is not subject to any triggers that would require early payment of debt due to any adverse change in our credit rating.

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

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s.  There were no changes to these ratings during the three or six months ended June 30, 2010.  As of June 30, 2010, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB+	Ba1
Senior subordinated notes	B	B2
General credit rating	BB- /Stable	Ba3

August 2010 Amendment and Restatement of Credit Facilities and Repayment of Notes.  On August 9, 2010, the Company entered into an amendment and restatement of its senior credit facilities which included the following terms:

•                  A term B loan facility was established with maximum borrowings of $275.0 million.

•                  A term A loan facility was established with maximum borrowings of $75.0 million.

•                  Maximum borrowings under the revolving credit facility were increased to $75.0 million.

•                  The maturity dates were extended to August 2015 for the revolving credit facility and the term A loan and to August 2016 for the term B loan.

•                  The LIBOR interest rate on the revolving credit facility and term A facility was changed to LIBOR plus 3.50%.

•                  The LIBOR interest rate on the term B facility was changed to LIBOR plus 4.00% with a minimum rate of 5.50%.

•                  Certain financial and other covenants were amended and revised.

•                  The Company expects to pay approximately $6.3 million in fees and transaction costs in connection with these transactions.

The Company then drew $350.0 million under these facilities and repaid the principal outstanding under its previous term loan facility.  In addition, the Company notified the trustee of its 8 7/8% senior subordinated notes due August 1, 2012 of its intent to redeem the notes at 100% of principal in September 2010, following the expiration of the required redemption notification period, and deposited $175.0 million with the trustee for that purpose.

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

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable, including both new term loan facilities.  The interest rate is fixed on the senior subordinated notes, but we have taken actions to repay that fixed rate debt and replace it with variable rate debt as described above.  We are required under the terms of the August 2010 amendment and restatement of our credit facilities to hedge 35% of term loan principal outstanding with fixed or maximum interest rate derivatives.  Our weighted average interest rate on all debt was 7.58% as of June 30, 2010, compared to 7.54% as of December 31, 2009.

Cash and cash equivalents at June 30, 2010 were $72.8 million, compared to $55.1 million at December 31, 2009.  As of June 30, 2010, the majority of our cash was held at our foreign operations.

Cash provided by operating activities is summarized in the following table:

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Net income	$19,226	$5,189
Non-cash items	15,264	12,889
Subtotal	34,490	18,078
Changes in assets and liabilities, net	(2,525)	529
Discontinued operations, net	(574)	(534)
Cash provided by operating activities	$31,391	$18,073

Non-cash items consist of expenses for depreciation of property, plant, and equipment; amortization; stock compensation and other non-cash charges; asset impairment charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gains or losses on disposal of assets.

During the first six months of 2010, operating activities provided $31.4 million of cash.  Income from continuing operations plus non-cash items totaled $34.5 million in the first half of 2010, reflecting increased income and non-cash items compared with the first half of 2009. The increased amount of non-cash items in 2010 is primarily due to higher levels of depreciation of property, plant, and equipment, fluctuations in deferred income taxes, and the non-recurring gain on the sale of land and building recognized in 2009.  Partially offsetting these increases was the non-recurrence of an asset impairment charge of $2.0 million recognized in 2009 related to the closure of our manufacturing plant in Milan, Tennessee.  The net change in working capital components and other assets and liabilities during the first six months of 2010 used $2.5 million in cash.  An increase in accounts receivable of $5.7 million, reflecting increased sales levels in the second quarter, an increase of $5.7 million in inventories to support higher shipment levels, and a decrease in other liabilities of $2.8 million, all used cash during the period.  These uses were partially offset by a decrease in other assets of $3.5 million, including the collection of income taxes receivable in certain jurisdictions, and an increase in accrued expenses of $8.0 million.

Discontinued operations used $0.6 million in cash during the first half of 2010 as certain accrued obligations and liabilities related to these former operations were paid.  Cash payments during the first half of 2010 also included $10.4 million for interest and $3.8 million for income taxes. The Company expects to contribute a total of $14 million to $16 million to its defined benefit pension plans during 2010, with a majority of it expected to be paid in the second half of the year.

During the first six months of 2009, operating activities provided $18.1 million of cash.  Income from continuing operations plus non-cash items totaled $18.1 million in the first half of 2009, reflecting reduced income compared with the first half of 2008. The net change in working capital components and other assets and liabilities during the same period provided $0.5 million in cash flow from operating activities.  Decreases in accounts receivable of $12.1 million, inventories of $4.6 million and other assets of $2.6 million, together with an increase in other liabilities of $3.3 million, all positively affected cash flows from operating activities.  These positive effects were partially offset by reductions in accounts payable and accrued expenses of $22.0 million.  Discontinued operations used $0.5 million in cash during the first half of 2009 as certain accrued obligations and liabilities related to these former operations were paid.  Cash payments during the first half of 2009 also included $10.1 million for interest and $7.3 million for income taxes.

Cash used in investing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Purchases of property, plant, and equipment	$(8,641)	$(8,511)
Proceeds from sale of assets	22	3,256
Net cash used in investing activities	$(8,619)	$(5,255)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies and existing equipment, with the remainder devoted to capacity and productivity improvements.  During 2010, we expect to invest $21 million to $25 million in available cash for capital expenditures, compared to $17.3 million for the full year in 2009.

Cash used in financing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Net decrease in debt principal outstanding	$(5,443)	$(18,746)
Issuance costs related to debt	—	(1,900)
Proceeds and tax effects from stock-based compensation	74	(348)
Net cash used in financing activities	$(5,369)	$(20,994)

Cash used in financing activities in the first half of 2010 consisted of net repayments of principal on our revolving credit and term debt facilities of $5.4 million.  Cash used in financing activities in the first half of 2009 consisted of $18.7 million in net repayments of principal on our revolving credit and term debt facilities.  We also incurred $1.9 million in costs to amend and extend the maturity date of our revolving credit facility in the first half of 2009.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) and Rules 13a-15(f) and 15d-15(f) respectively, under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) Exhibits:

**4.1 Second Amended and Restated Credit Agreement dated as of December 4, 2009 among Blount, Inc., Gear Products, Inc., Omark Properties, Inc., Windsor Forestry Tools LLC, the other credit parties signatory thereto, General Electric Capital Corporation, and the other Lenders party thereto.

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
(Principal Financial Officer)

Dated: August 9, 2010