Form 10-Q
period 2010-09-30
BLOUNT INTERNATIONAL INC
filed 2010-11-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010.

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

As of November 4, 2010 there were 48,126,844 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009

Sales	$162,581	$126,923	$440,498	$348,473
Cost of sales	112,174	83,081	289,900	234,490
Gross profit	50,407	43,842	150,598	113,983
Selling, general, and administrative expenses	29,702	23,113	86,560	70,850
Gain on sale of land and building	—	—	—	(2,701)
Plant closure and severance costs	—	482	—	6,886
Operating income	20,705	20,247	64,038	38,948
Interest income	7	35	82	190
Interest expense	(7,720)	(6,159)	(20,647)	(18,516)
Other income (expense), net	(7,189)	368	(7,221)	406
Income from continuing operations before income taxes	5,803	14,491	36,252	21,028
Provision (benefit) for income taxes	(4,757)	3,491	7,207	5,378
Income from continuing operations	10,560	11,000	29,045	15,650

Discontinued operations:
Income from discontinued operations before income taxes	11,796	538	12,964	1,377
Provision for income taxes	6,743	196	7,171	496
Income from discontinued operations	5,053	342	5,793	881

Net income	$15,613	$11,342	$34,838	$16,531

Basic earnings per share:
Continuing operations	$0.22	$0.23	$0.61	$0.33
Discontinued operations	0.11	0.01	0.12	0.02
Net income	$0.33	$0.24	$0.73	$0.35
Diluted earnings per share
Continuing operations	$0.22	$0.23	$0.60	$0.32
Discontinued operations	0.10	—	0.12	0.02
Net income	$0.32	$0.23	$0.72	$0.34

Weighted average shares used in per share calculations:
Basic	47,902	47,766	47,844	47,751
Diluted	48,424	48,271	48,364	48,210

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$91,000	$55,070
Accounts receivable, net of allowance for doubtful accounts of $3,860 and $3,339, respectively	85,651	74,475
Inventories, net	103,730	78,179
Deferred income taxes	10,844	5,528
Other current assets	17,650	23,962
Total current assets	308,875	237,214
Property, plant, and equipment, net	108,051	114,470
Deferred income taxes	—	16,006
Intangible assets	59,582	12,371
Goodwill	103,700	66,071
Other assets	28,106	37,434
Total Assets	$608,314	$483,566

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$7,687	$5,013
Accounts payable	39,941	31,539
Accrued expenses	64,386	50,614
Deferred income taxes	318	501
Total current liabilities	112,332	87,667
Long-term debt, excluding current maturities	367,013	280,852
Deferred income taxes	9,507	4,695
Employee benefit obligations	67,679	75,780
Other liabilities	20,753	41,312
Total liabilities	577,284	490,306
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 47,967,858 and 47,759,331 outstanding, respectively	479	478
Capital in excess of par value of stock	584,961	581,211
Accumulated deficit	(521,717)	(556,555)
Accumulated other comprehensive loss	(32,693)	(31,874)
Total stockholders’ equity (deficit)	31,030	(6,740)
Total Liabilities and Stockholders’ Equity (Deficit)	$608,314	$483,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009

Cash flows from operating activities:
Net income	$34,838	$16,531
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(5,793)	(881)
Early extinguishment of debt	7,110	—
Depreciation of property, plant, and equipment	15,692	14,284
Amortization of intangible assets and deferred financing costs	4,013	4,250
Stock compensation and other non-cash charges	2,758	2,066
Asset impairment charges	264	1,960
Excess tax expense (benefit) from stock-based compensation	(358)	68
Deferred income tax benefit	(574)	(1,730)
(Gain) loss on disposal of assets	826	(2,552)
Changes in assets and liabilities, net of impact of acquisition:
(Increase) decrease in accounts receivable	(4,800)	3,644
(Increase) decrease in inventories	(9,271)	9,745
(Increase) decrease in other assets	14,859	728
Increase (decrease) in accounts payable	(2,231)	(3,905)
Increase (decrease) in accrued expenses	4,834	(12,295)
Increase (decrease) in other liabilities	(30,575)	(5,832)
Discontinued operations	1,106	2,774
Net cash provided by operating activities	32,698	28,855

Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,017)	(12,737)
Proceeds from sale of assets	126	3,282
Acquisition of SpeeCo, net of cash acquired	(90,854)	—
Discontinued operations	25,176	(332)
Net cash used in investing activities	(79,569)	(9,787)

Cash flows from financing activities:
Net borrowing (repayment) of principal under revolving credit facility	21,300	(3,250)
Proceeds from term loans	350,000	—
Repayment of term loan principal	(107,465)	(12,026)
Repayment of 8 7/8% senior subordinated notes	(175,000)	—
Issuance costs related to debt	(6,863)	(1,900)
Excess tax (expense) benefit from stock-based compensation	358	(68)
Proceeds from stock-based compensation activity	1,308	231
Payment of employee taxes on restricted stock awards	(333)	(328)
Net cash provided by (used in) financing activities	83,305	(17,341)

Effect of exchange rate changes	(504)	(1,862)

Net increase (decrease) in cash and cash equivalents	35,930	(135)
Cash and cash equivalents at beginning of period	55,070	58,275
Cash and cash equivalents at end of period	$91,000	$58,140

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2009	47,759	$478	$581,211	$(556,555)	$(31,874)	$(6,740)

Net income				34,838		34,838
Other comprehensive income:
Foreign currency translation					489	489
Unrealized losses					(1,308)	(1,308)
Comprehensive income, net						34,019
Stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), & restricted stock	209	1	1,332			1,333
Stock compensation expense			2,418			2,418

Balance September 30, 2010	47,968	$479	$584,961	$(521,717)	$(32,693)	$31,030

Other comprehensive income (loss) was $3.0 million and ($0.8) million for the three and nine months ended September 30, 2010, respectively.  These amounts are net of a deferred tax expense (benefit) of $0.2 million and ($0.8) million for the three and nine months ended September 30, 2010, respectively.  Other comprehensive income, net of a deferred tax expense of $0.9 million and $1.8 million, was $2.4 million and $4.0 million for the three and nine months ended September 30, 2009, respectively.

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

The accompanying financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 2:  ACQUISITION OF SPEECO AND INTANGIBLE ASSETS

On August 10, 2010, we acquired all of the outstanding stock of SP Companies, Inc. (“SpeeCo”) pursuant to a Stock Purchase Agreement (the “Agreement”), dated August 9, 2010.  SpeeCo, located in Golden, Colorado, was founded in 1957 and is a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories.  The acquisition of SpeeCo expands our product offerings to our current markets and customers, as well as offering opportunities for synergies in the areas of marketing, sales, and distribution, including marketing SpeeCo’s products to our international customers.  We also expect to benefit from the acquisition of SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

We paid $91.7 million in cash for SpeeCo.   As part of the stock acquisition we assumed liabilities totaling $31.0 million.  Pursuant to the terms of the Agreement, none of SpeeCo’s debt was assumed by Blount.  SpeeCo had $0.8 million in cash on the closing date, resulting in a net cash outflow of $90.9 million for the acquisition.  Additionally, we incurred legal and other third party fees totaling $0.7 million resulting in a total cash outflow of $91.6 million for the acquisition.  These fees were expensed to selling, general, and administrative expenses (“SG&A”) in the Consolidated Statements of Income in the second and third quarters of 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.  The operating results of SpeeCo are included in the Company’s Consolidated Financial Statements from the date of acquisition forward.

The Company accounted for the acquisition in accordance with Accounting Standards Codification (“ASC”) Section 805.  Accordingly, SpeeCo’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.  The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values.  The Company estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing and assembly process, and the normal gross profit margin typically associated with its sale.  The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows.  The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce. Approximately $7.0 million of the SpeeCo goodwill is amortizable and deductible for U.S. income tax purposes. The Company has conducted a preliminary assessment of liabilities arising from tax matters related to SpeeCo, and has recognized provisional amounts in its initial accounting for the acquisition for the identified tax liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.   A summary of the purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below.

Summary of SpeeCo Purchase Price Allocation

(Amounts in thousands)	August 10, 2010
Cash	$816
Accounts receivable	7,525
Inventories	18,868
Current intangible assets subject to amortization	401
Other current assets	1,282
Property, plant, and equipment, net	1,812
Non-current intangible assets subject to amortization	43,214
Goodwill and other intangible assets not subject to amortization	48,762
Total assets acquired	$122,680

Current liabilities	$13,762
Non-current liabilities	106
Deferred income tax liability	17,142
Total liabilities assumed	31,010
Cash paid for acquisition, before consideration of cash acquired	$91,670

Included in operating results for the three and nine months ended September 30, 2010 are non-cash charges totaling $1.6 million for amortization of intangible assets and expense for the step-up to fair value of inventories related to SpeeCo.

The following table summarizes the Company’s intangible assets related to SpeeCo and earlier acquisitions:

		September 30, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill, SpeeCo acquisition	Indefinite	$42,794	$—	$—	$—
Goodwill, Gear Products (Note 3)	Indefinite	—	—	5,165	—
Goodwill, previous acquisitions	Indefinite	60,906	—	60,906	—
Total goodwill		103,700	—	66,071	—
Trademarks and trade names	Indefinite	11,469	—	5,500	—
Total with indefinite lives		115,169	—	71,571	—

Backlog	0.1 – 0.7	1,641	1,641	1,240	1,240
Covenants not to compete	2 – 4	1,112	501	590	328
Patents	11 - 13	5,320	579	518	518
Customer relationships	10 - 19	46,090	3,329	8,200	1,591
Total with finite lives		54,163	6,050	10,548	3,677

Total intangible assets		$169,332	$6,050	$82,119	$3,677

Amortization expense for intangible assets was $1.6 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $2.4 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.  Amortization expense for these intangible assets is expected to total $4.4 million in 2010, $6.8 million in 2011, $5.8 million in 2012, and $5.1 million in 2013.

The following unaudited pro forma results present the estimated effect as if the acquisition of SpeeCo had occurred on the first day of each period presented.   The unaudited pro forma results include the historical results of SpeeCo, pro forma purchase accounting effects, pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects.  In addition to the pro forma amortization of intangible asset adjustments to fair value, the unaudited pro forma results for all periods presented include charges of $0.5 million to expense the adjustment of inventory to estimated fair value and $0.4 million to amortize the estimated fair value of SpeeCo’s backlog on the date of acquisition.

	Three Months Ended September 30,
	2010		2009
(Amounts in thousands)	As Reported	Pro Forma (Unaudited)	As Reported	Pro Forma (Unaudited)
Sales	$162,581	$172,136	$126,923	$150,001
Net income	15,613	14,911	11,342	11,209
Basic income per share	$0.33	$0.31	$0.24	$0.23
Diluted income per share	0.32	0.30	0.23	0.22

	Nine Months Ended September 30,
	2010		2009
(Amounts in thousands)	As Reported	Pro Forma (Unaudited)	As Reported	Pro Forma (Unaudited)
Sales	$440,498	$485,628	$348,473	$401,522
Net income	34,838	34,225	16,531	14,288
Basic income per share	$0.73	$0.72	$0.35	$0.30
Diluted income per share	0.72	0.71	0.34	0.29

NOTE 3:  DISCONTINUED OPERATIONS

On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products, Inc. (“Gear Products”) to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for initial cash proceeds of $25.2 million.  Cash proceeds from the sale are expected to be $24.8 million after finalization of the purchase price.  Gear Products is a manufacturer of mechanical power transmission components for original equipment manufacturers (“OEMs”), serving the utility, construction, forestry, marine, and mining markets.  Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in income tax expense recognized on the sale.  Gear Products results, which were previously reported within the Other category in our segment disclosures, are now reported as discontinued operations for all periods presented, and are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009

Sales	$4,575	$3,438	$12,297	$12,413

Operating income (loss)	$(145)	$538	$1,023	$1,377
Gain on sale of subsidiary	11,941	—	11,941	—
Income before income taxes	11,796	538	12,964	1,377
Income tax provision	6,743	196	7,171	496
Income from discontinued operations	$5,053	$342	$5,793	$881

NOTE 4:  RESTRUCTURING ACTIVITIES

Gain on Sale of Land and Building.  On June 25, 2009, we sold the land and building representing the location of our previous European headquarters and distribution center.  These operations were moved into nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale in the second quarter of 2009.

Plant Closure Costs.  In the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  During the nine months ended September 30, 2009, we recognized a total of $3.8 million in charges related to this plant closure, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs, and $0.8 million in other expenses.  Of these charges, $0.3 million are recognized in cost of goods sold in the Consolidated Statements of Income for the nine months ended September 30, 2009.  The land and building are currently being marketed for sale, and are included in other assets on the Consolidated Balance Sheets.

Severance Costs.  We took actions during 2009 to reduce the number of employees at certain of our locations in addition to the Milan facility mentioned above.  During the three and nine months ended September 30, 2009, we recognized a total of $0.5 million and $3.4 million, respectively, in severance charges related to this reduction in force.

NOTE 5:  INVENTORIES, NET

Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Raw materials and supplies	$18,170	$11,510
Work in progress	14,949	13,095
Finished goods	70,611	53,574
Total inventories, net	$103,730	$78,179

NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Land	$7,202	$7,392
Buildings and improvements	55,885	58,335
Machinery and equipment	212,068	222,545
Furniture, fixtures, and office equipment	30,346	28,783
Transportation equipment	950	1,116
Construction in progress	7,198	6,345
Accumulated depreciation	(205,598)	(210,046)
Total property, plant, and equipment, net	$108,051	$114,470

NOTE 7:  LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility	$24,700	$3,400
Term loan A	75,000	—
Term loan B	275,000	107,465
8 7/8% senior subordinated notes	—	175,000
Total debt	374,700	285,865
Less current maturities	(7,687)	(5,013)
Long-term debt	$367,013	$280,852
Weighted average interest rate on outstanding debt	5.17%	7.54%

Senior Credit Facilities.  The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as agent on May 15, 2003.  The agreement has been amended and restated on several occasions, most recently on August 9, 2010.  As of September 30, 2010, the senior credit facilities consist of a revolving credit facility, a term loan A, and a term loan B.

April 2009 Amendment to Revolving Credit Facility.  On April 30, 2009, we entered into an amendment to the revolving credit facility that extended the maturity date to August 9, 2010, reduced the availability to $90.0 million, and increased the interest rate and commitment fees.  This amendment did not affect the term loan B facility in place at that time.  The Company incurred fees and third party costs of $2.0 million related to this amendment.

December 2009 Amendment and Restatement of Senior Credit Facilities.  On December 4, 2009, the senior credit facility was amended and restated to extend the maturity date for both the revolving credit facility and the term loan B facility to February 9, 2012, reduce the availability under the revolving credit facility to $60.0 million, increase the interest rate on the term loan B, and modify certain financial covenants.  The Company incurred fees and third party costs of $3.3 million related to this amendment and restatement.   Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding at the time were not affected by this amendment and restatement, and the terms for this portion of the term loans remained unchanged, including interest at the prime rate and a maturity date of August 9, 2010.  The principal amount of these unchanged term loans was included in current maturities of long-term debt on the Consolidated Balance Sheet as of December 31, 2009, and was paid in full on August 9, 2010.

August 2010 Amendment and Restatement of Senior Credit Facilities.  On August 9, 2010, the Company entered into an amendment and restatement of its senior credit facilities that included the following terms:

•                  Maximum borrowings under the revolving credit facility were increased to $75.0 million and the maturity date was extended to August 2015.

•                  The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•                  The interest rates on the revolving credit facility and the term loan B were changed, as described below.

•                  A term loan A facility was established at $75.0 million with a maturity date of August 2015.

•                  Certain financial and other covenants were amended and revised, as described below.

•                  The Company paid $6.9 million in fees and transaction costs in connection with these transactions.

The Company used the $350.0 million combined proceeds of the term loans and repaid the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012, following the expiration of the required redemption notification period. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010.  In conjunction with the redemption of the 8 7/8% senior subordinated notes, and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

The revolving credit facility provides for total available borrowings up to $75.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio.  As of September 30, 2010, the Company had the ability to borrow an additional $47.0 million under the terms of the revolving credit agreement.  On October 1, 2010, we applied the proceeds from the sale of Gear Products to the outstanding principal on the revolving credit facility and availability under the revolving credit facility was increased to approximately $72 million. The revolving credit facility bears interest at the LIBOR rate, as defined in the credit agreement (the “LIBOR Rate”), plus 3.50%, or the index rate, as described in the credit agreement (the “Index Rate”), plus 2.50%, and matures on August 9, 2015.  Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on Index Rate-based borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, and matures on August 9, 2015.  The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date.  Once repaid, principal under the term loan A facility may not be re-borrowed.

The term loan B bears interest at the LIBOR Rate plus 4.00%, or the Index Rate plus 3.00%, and matures on August 9, 2016.  The term loan B facility requires quarterly principal payments of $0.7 million commencing on January 1, 2011, with a final payment of $259.2 million due on the maturity date.  Once repaid, principal under the term loan B facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants relating to:

•                  Maximum capital expenditures of $42.5 million per calendar year.

•                  Minimum fixed charge coverage ratio of 1.15, defined as earnings from continuing operations before interest, taxes, depreciation, amortization, and certain other items (“EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•                  Maximum leverage ratio of 4.25, defined as total debt divided by EBITDA, calculated on a trailing twelve-month basis.

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets.  We were in compliance with all debt covenants as of September 30, 2010.  Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of our assets.  Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

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

The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Service cost	$624	$548	$67	$66
Interest cost	2,734	2,656	524	505
Expected return on plan assets	(2,991)	(2,504)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of net actuarial losses	924	1,261	212	192
Total net periodic benefit cost	$1,289	$1,959	$803	$763

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Service cost	$1,872	$1,644	$201	$198
Interest cost	8,202	7,968	1,572	1,515
Expected return on plan assets	(8,973)	(7,512)	—	—
Amortization of prior service cost	(6)	(6)	—	—
Amortization of net actuarial losses	2,772	3,783	636	576
Total net periodic benefit cost	$3,867	$5,877	$2,409	$2,289

The Company expects to contribute a total of approximately $15 million to $17 million to its funded pension plans during 2010.

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

NOTE 9:  FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:

September 30,
(Amounts in thousands)	2010
Letters of credit outstanding	$3,330
Other financial guarantees	1,253
Total financial guarantees and commitments	$4,583

NOTE 10:  CONTINGENT LIABILITIES

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured and sold prior to the sale of these businesses.  In addition, the Company is a party to a number of other lawsuits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, intellectual property rights and other matters.  In some instances the Company is the plaintiff and is seeking recovery of damages. In other instances, the Company is a defendant against whom damages are being sought.  While there can be no assurance as to the ultimate outcome of these lawsuits, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

In March 2010, the Company received an offer from Region 9 of the Environmental Protection Agency of the U.S. to resolve its potential liability regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California, involving a subsidiary of the former Omark Industries, Inc., which merged with the Company in 1985.  The Company submitted its consent to enter into an administrative settlement agreement for the Company’s pro rata share of the site’s clean-up costs as a de minimis participant.  Accordingly, the Company recognized a charge of $0.1 million in the first quarter of 2010 in settlement of this matter.  However, the settlement agreement is subject to a public comment period of 30 days and other procedures pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  The Company is awaiting notice from the EPA that the de minimis settlement agreement has been accepted by a sufficient number of parties to begin the public comment process.

NOTE 11:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2010	2009	2010	2009
Shares for basic per share computation — weighted average common shares outstanding	47,902	47,766	47,844	47,751
Dilutive effect of common stock equivalents	522	505	520	459
Shares for diluted per share computation	48,424	48,271	48,364	48,210
Options and SARs excluded from computation as anti-dilutive because they are out-of-the-money	2,029	1,547	1,929	1,607

The amount of unvested restricted stock and restricted stock units (“RSUs”) considered participating securities at September 30, 2010 and September 30, 2009 was 132 thousand and 176 thousand, respectively.  The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 12:  STOCK-BASED COMPENSATION

The Company did not grant any stock-based compensation awards during the nine months ended September 30, 2009 but did grant the following awards during the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
(Amounts in thousands)	Shares	Aggregate Fair Value
SARs granted	565	$3,175
RSUs granted	120	$1,335

The majority of the SARs and RSUs granted in the nine months ended September 30, 2010 vest in one twelfth tranches quarterly over a three-year period and are restricted from exercise, sale, or other transfer until March 31, 2013.  The SARs granted have a ten-year term from date of issuance.

The following assumptions and information was used to estimate the fair value of SARs in the nine months ended September 30, 2010:

2010
Estimated average life	6 years
Risk-free interest rate	2.8%
Expected volatility	49.8%
Weighted average volatility	49.8%
Dividend yield	0.0%
Exercise price	$11.84
Weighted average grant date fair value	$5.95

As of September 30, 2010, the total unrecognized stock-based compensation expense related to previously granted awards was $6.4 million. The weighted average period over which this expense is expected to be recognized is 27 months.  The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market from the stockholder-approved 2006 Equity Incentive Plan.

NOTE 13:  SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Interest paid	$24,052	$19,674
Income taxes paid, net	9,119	9,932

NOTE 14:  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world.  At September 30, 2010, approximately 66% of accounts receivable were from customers outside the U.S.  If the U.S. Dollar strengthens against foreign currencies, it becomes more costly for these foreign customers to pay their U.S. Dollar balances owed.  They may have difficulty in repaying these amounts, and, in turn, the Company’s bad debt expense may increase.  Accounts receivable are principally from distributors, dealers, mass merchants, chainsaw manufacturers, and other OEMs and are normally not collateralized.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts.  The carrying amount of any principal outstanding on the revolving credit facility approximates fair value because the applicable interest rates are variable and the maturity period is relatively short on each borrowing tranche.  The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans.  The fair value of the fixed rate 8 7/8% senior subordinated notes was determined as of December 31, 2009 by reference to quoted market prices.  Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value.  The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at September 30, 2010 and December 31, 2009 are presented below.

	September 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$350,000	$351,750	$107,465	$107,734
8 7/8% senior subordinated notes	—	—	175,000	178,500

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

Since October of 2008, we have managed a portion of Canadian Dollar exchange rate exposures with derivative financial instruments.  These derivative financial instruments are zero-cost collar option combinations, consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. We apply cash flow hedge accounting to our Canadian Dollar-related derivative financial instruments, and therefore defer the gains or losses on those instruments in accumulated other comprehensive loss on the Consolidated Balance Sheets until maturity, or if it becomes probable that the forecasted transaction will not occur, at which time the gain or loss is recognized in the Consolidated Statements of Income.

As of September 30, 2010, the cumulative unrealized pre-tax gain on these contracts included in other comprehensive loss on the Consolidated Balance Sheets was $0.1 million.  During the three and nine months ended September 30, 2010, gains of $0.1 million and $2.2 million, respectively, were recognized in cost of goods sold in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments.  During the three and nine months ended September 30, 2009, a gain of $0.4 million and a loss of $0.6 million, respectively, were recognized in cost of goods sold in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments.  Gains and losses on these Canadian Dollar derivative financial instruments are largely offset in cost of goods sold by the effects of currency exchange rate changes on the underlying transactions.  Through September 30, 2010, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness, or due to a probability that the forecasted transaction will not occur.  The aggregate notional amount of these Canadian Dollar contracts outstanding was $31.8  million at September 30, 2010 and $30.3 million at December 31, 2009.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements.  The change in fair value of these instruments is recognized in interest income in the Consolidated Statements of Income.  Any change in fair value of these derivative contracts is fully offset by the change in fair value of the underlying investments.  The Consolidated Statements of Income include income of $0.1 million for the nine months ended September 30, 2010, and income of $0.7 million and expense of $1.0 million, respectively, for the three and nine months ended September 30, 2009, from the change in fair value of these interest rate swap contracts.  There was no impact from these interest rate swap contracts in the three months ended September 30, 2010.  The aggregate notional amount of these interest rate swap agreements outstanding was zero at September 30, 2010 and $13.0 million at December 31, 2009.

Under accounting principles generally accepted in the U.S., the framework for measuring fair value is based on independent observable inputs of market data under the following hierarchy:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations for which all significant assumptions are observable.

Level 3 — Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

The fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value	Measured at Fair Value	Level 1	Level 2	Level 3
September 30, 2010	$93	$93	$—	$93	$—
December 31, 2009	2,052	2,052	—	2,052	—

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market.

The amounts included in accumulated other comprehensive loss on the Consolidated Balance Sheets are expected to be recognized in the Consolidated Statements of Income within the next twelve months.

NOTE 15:  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new guidance on fair value measurements and disclosures that were effective in two phases.  The new guidance requiring enhanced disclosures about an entity’s fair value measurements was effective for us on January 1, 2010 and resulted in expanded footnote disclosures about the fair value of our assets.  The new guidance requiring enhanced disclosures in the roll forward of activity in Level 3 fair value measurements will be effective for us on January 1, 2011 and will result in expanded footnote disclosures.

NOTE 16:  INCOME TAXES

During the three months ended September 30, 2010, the Company released a net amount of $5.9 million in previously provided income tax expense on uncertain tax positions, due to the expiration of the related statute of limitations.  These uncertain tax positions were previously included in other non-current assets and other non-current liabilities on the Consolidated Balance Sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements included elsewhere in this report.

Acquisition of SpeeCo

On August 10, 2010, we acquired all of the outstanding stock of SpeeCo.  SpeeCo, located in Golden, Colorado, is a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories.  The acquisition of SpeeCo expands our product offerings to our current markets and customers, as well as offering opportunities for synergies in the areas of marketing, sales, and distribution, including marketing SpeeCo’s products to our international customers.  We also expect to benefit from the acquisition of SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

We paid $91.7 million in cash for SpeeCo.  As part of the stock acquisition we assumed liabilities totaling $31.0 million.  Pursuant to the terms of the Agreement, none of SpeeCo’s debt was assumed by Blount.  SpeeCo had $0.8 million in cash on the closing date, resulting in a net cash outflow of $90.9 million for the acquisition.  Additionally, we incurred legal and other third party fees totaling $0.7 million resulting in a total cash outflow of $91.6 million for the acquisition.  These fees were expensed to SG&A in the Consolidated Statements of Income in the second and third quarters of 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.

SpeeCo’s assets and liabilities were recorded at their estimated fair values on the date of acquisition.  The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values.  The Company estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing and assembly process, and the normal gross profit margin typically associated with its sale.  The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows.  The Company has conducted a preliminary assessment of liabilities arising from tax matters related to SpeeCo, and has recognized provisional amounts in its initial accounting for the acquisition for the identified tax liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

The operating results of SpeeCo are included in the Company’s Consolidated Financial Statements from the acquisition date forward. Included in operating results for the three and nine months ended September 30, 2010 are non-cash charges totaling $1.6 million for amortization of intangible assets and expense for the step-up to fair value of inventories related to SpeeCo.  Amortization of purchase accounting adjustments for SpeeCo and previous acquisitions are expected to total $4.4 million in 2010, $6.8 million in 2011, $5.8 million in 2012, and $5.1 million in 2013.

Disposition of Gear Products

On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for $24.8 million in cash.  Gear Products is a manufacturer of mechanical power transmission components for OEMs, serving the utility, construction, forestry, marine, and mining markets.  Under terms of the related stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in income tax expense recognized on the sale.  Gear Products results, which are reported as discontinued operations for all periods presented, are summarized below:

Discontinued Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009

Sales	$4,575	$3,438	$12,297	$12,413

Operating income (loss)	$(145)	$538	$1,023	$1,377
Gain on sale of subsidiary	11,941	—	11,941	—
Income before income taxes	11,796	538	12,964	1,377
Income tax provision	6,743	196	7,171	496
Income from discontinued operations	$5,053	$342	$5,793	$881

Operating Results

Three months ended September 30, 2010 (unaudited) compared to three months ended September 30, 2009 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

Three Months Ended September 30,
(Amounts in millions)	2010	2009	Change		Contributing Factor
(Amounts may not sum due to rounding)

Sales	$162.6	$126.9	$35.7
				$37.1	Sales volume
				—	Selling price and mix
				(1.4)	Foreign currency translation

Gross profit	50.4	43.8	6.6
Gross margin	31.0%	34.5%		13.8	Sales volume
				—	Selling price and mix
				(1.2)	Product cost and mix
				(1.6)	SpeeCo purchase accounting
				(1.3)	Strategic initiatives
				(3.1)	Foreign currency translation

SG&A	29.7	23.1	6.6
				2.2	Compensation
				1.3	Advertising
				0.9	Strategic initiatives
				0.8	Personnel-related
				1.0	SpeeCo SG&A
				(0.3)	Foreign currency translation
				0.7	Other

Operating income	20.7	20.2	0.5
Operating margin	12.7%	16.0%		6.6	Increase in gross profit
				(6.6)	Increase in SG&A
				0.5	Plant closure and severance costs

Income from continuing operations	10.6	11.0	(0.4)
				0.5	Increase in operating income
				(1.6)	Increase in interest expense
				(7.1)	Refinancing costs
				(0.4)	Other income (expense), net
				8.2	Decrease in income taxes

Income from discontinued operations	5.1	0.3	4.7
				(0.7)	Operating results
				11.9	Gain on sale of Gear Products
				(6.5)	Income tax provision

Net income	$15.6	$11.3	$4.3

Sales in the three months ended September 30, 2010 increased by $35.7 million (28.1%) from the same period in 2009.  This sales increase was primarily due to increased unit volume of $37.1 million, including incremental sales attributable to SpeeCo, which was acquired on August 10, 2010.  Average selling prices and product mix were unchanged.  In the third quarter of 2010, the stronger U.S. Dollar in comparison to the third quarter of 2009 reduced consolidated sales by $1.4 million.  Sales of chainsaw components and accessories were up 19.8%, and concrete cutting saws and components were up 14.0% in the third quarter of 2010 compared to 2009.  Outdoor equipment parts and accessories, excluding SpeeCo, increased 3.6% in the comparative quarters.  International sales increased by $18.0 million (19.8%) and domestic sales increased by $3.8 million (10.7%), excluding the effects of SpeeCo.  The increase in international and domestic sales reflected stronger world-wide market conditions and demand for our products compared to market conditions in the third quarter of 2009. Sales to OEM customers increased by 30.7% and replacement market sales increased by 13.6%, both excluding the effects of SpeeCo.

Consolidated order backlog at September 30, 2010 was $130.4 million compared to $121.2 million at June 30, 2010.  The addition of SpeeCo accounted for $10.3 million of the backlog at September 30, 2010.

Gross profit increased $6.6 million (15.0%) from the third quarter of 2009 to the third quarter of 2010.  Higher sales unit volume was partially offset by the net unfavorable effects of movement in foreign currency exchange rates.  Our manufacturing costs were positively affected during the third quarter of 2010 by higher production volumes, including a lower number of idle manufacturing days, which improved absorption rates for fixed and semi-variable manufacturing costs when compared to the third quarter of 2009.  Partially offsetting these efficiency gains were higher year-over-year costs for steel, purchase accounting effects related to SpeeCo, and charges related to our strategic initiatives.  We estimate that year-over-year steel costs were $1.0 million higher for the comparable third quarter periods.  SpeeCo purchase accounting effects related to amortization of intangible assets and expensing of the step-up to estimated fair value for inventories, included in cost of sales for the third quarter of 2010, were $1.6 million.  Also recognized in cost of sales in the third quarter of 2010 were charges of $1.3 million relating to our strategic initiatives to re-align and consolidate manufacturing for certain product lines and to eliminate low volume items from our product offerings. Gross margin in the third quarter of 2010 was 31.0% of sales compared to 34.5% in the third quarter of 2009.

Fluctuations in currency exchange rates decreased our gross profit in the third quarter of 2010 compared to 2009 by $3.1 million.  The translation of weaker foreign currencies into a stronger U.S. Dollar in the European economic zone resulted in lower reported sales revenue.  However, the U.S. Dollar was weaker for the quarter on a year-over-year basis in relationship to the Canadian Dollar and Brazilian Real.  This weakening of the U.S. Dollar in comparison to currencies of countries where we have foreign manufacturing facilities resulted in higher cost of sales for those locations.  The combined net effect of these currency movements reduced our gross profit for the quarter.

SG&A was $29.7 million in the third quarter of 2010 compared to $23.1 million in the third quarter of 2009, representing an increase of $6.6 million (28.5%).  As a percentage of sales, SG&A increased slightly from 18.2% in the third quarter of 2009 to 18.3% in the third quarter of 2010.  Compensation expense for the quarter increased by $2.2 million on a year-over-year basis, reflecting increased staffing levels, annual merit increases implemented in the first quarter of 2010, increased incentive compensation expense driven by improved operating performance, and increased stock compensation expense from equity awards granted in March 2010 compared to no awards granted in the first nine months of 2009.  We also increased our advertising expenditures by $1.3 million in the third quarter of 2010 compared to the third quarter of 2009 after the significant reduction implemented in 2009.  Incremental expenses of $0.9 million were incurred in SG&A in the three months ended September 30, 2010 related to our strategic initiatives, including projects to improve manufacturing and supply chain efficiency.  Personnel-related costs for recruitment, relocation, travel, and training were also up $0.8 million on a year-over-year basis.  The addition of SpeeCo contributed $1.0 million to the year-over-year increase in SG&A.  International SG&A expenses decreased, by $0.3 million from the prior year period, due to the stronger U.S. Dollar in relationship to European currencies and its effect on the translation of foreign expenses.

We took actions during 2009 to reduce the number of employees at certain of our locations.  During the three months ended September 30, 2009, we recognized a total of $0.5 million in severance charges related to this reduction in force.  These actions were not repeated in the comparative third quarter of 2010.

Operating income increased by $0.5 million from the third quarter of 2009 to the third quarter of 2010, resulting in an operating margin for 2010 of 12.7% of sales compared to 16.0% for the third quarter of 2009.

Interest expense was $7.7 million in the third quarter of 2010 compared to $6.2 million in the third quarter of 2009.  The increase was primarily due to higher average outstanding debt balances in the comparable periods.  During the third quarter of 2010, we amended and restated our senior credit facilities and redeemed our 8 7/8% senior subordinated notes.  During the mandatory redemption waiting period, we continued to incur interest on the outstanding 8 7/8% senior subordinated notes after we had borrowed the funds under the new credit facilities with which to pay off these notes.  In addition, we increased our borrowings in the third quarter to fund a portion of the acquisition of SpeeCo in August, 2010.

Other income (expense), net in the third quarter of 2010 included charges of $7.1 million related to the refinancing of our debt.  These charges included the write-off of previously deferred financing costs totaling $3.5 million from the early extinguishment of debt, as well as $3.6 million in new costs associated with these transactions.  In the third quarter of 2009, other income (expense), net reflected a gain of $0.4 million related to an insurance reimbursement.

The following table summarizes our income tax provision for continuing operations in 2010 and 2009:

	Three Months Ended September 30,
(Amounts in thousands)	2010	2009
Income from continuing operations before income taxes	$5,803	$14,491
Provision (benefit) for income taxes	(4,757)	3,491
Effective tax rate	(82.0)%	24.1%

The income tax benefit recognized in the third quarter of 2010 reflects the release of the net amount of $5.9 million in previously provided income tax expense on uncertain tax positions.  Excluding the effect of this release, the effective tax rate for the third quarter of 2010 would have been 19.1%.  The effective tax rate was further reduced from the federal statutory rate in the third quarter of 2010 by increased estimated tax credits for research and experimentation and by the impact of lower taxes on our foreign operations, partially offset by state income taxes.

The effective tax rate in the three months ended September 30, 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations and the positive effect from finalization of our advanced pricing agreement (“APA”) with Canada and the U.S.  Finalization of the APA resulted in the recognition of interest on refunds from prior years.  Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes.  Partially offsetting these foreign tax rate reductions in both periods were additional tax expenses recognized on interest and dividends repatriated from certain of our foreign locations.

Income from continuing operations in the third quarter of 2010 was $10.6 million, or $0.22 per diluted share, compared to $11.0 million, or $0.23 per diluted share, in the third quarter of 2009.

Operating Results by Segment.  The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer).  The Company has one reportable segment: Outdoor Products.  The Outdoor Products segment is a global manufacturer and marketer of saw chain and guide bars for chainsaws, and replacement parts, equipment, and accessories for the forestry, lawn and garden, farm and ranch, and construction industries. The Company reports centralized administrative functions, gain or loss on sale of land and buildings, plant closure costs, and severance costs in the Other category. The results of Gear Products were previously reported within the Other category but are now reported as discontinued operations for all periods presented.

The following table reflects operating results by segment:

	Three Months Ended September 30,
(Amounts in thousands)	2010	2009	Percent Change
Operating income:
Outdoor Products segment	$26,985	$25,506	5.8%
Other	(6,280)	(5,259)	(19.4)
Operating income	$20,705	$20,247	2.3%

Outdoor Products Segment.  The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Other.  Net expenses in the Other category increased by $1.0 million for the comparable period, primarily due to higher compensation expense reflecting increased staffing levels, annual merit increases implemented in the first quarter of 2010, increased incentive compensation expense driven by improved operating performance, and increased stock compensation expense from equity awards granted in March 2010 compared to no awards granted in the first nine months of 2009.  Partially offsetting these increases was the effect of severance costs incurred in the third quarter of 2009, which were not repeated in the third quarter of 2010.

Nine months ended September 30, 2010 (unaudited) compared to nine months ended September 30, 2009 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change:

Nine Months Ended September 30,
(Amounts in millions)	2010	2009	Change		Contributing Factor
(Amounts may not sum due to rounding)

Sales	$440.5	$348.5	$92.0
				$94.3	Sales volume
				(3.0)	Selling price and mix
				0.8	Foreign currency translation

Gross profit	150.6	114.0	36.6
Gross margin	34.2%	32.7%		34.4	Sales volume
				(3.0)	Selling price and mix
				14.5	Product cost and mix
				(1.6)	SpeeCo purchase accounting
				(2.3)	Strategic initiatives
				(5.4)	Foreign currency translation

SG&A	86.6	70.9	15.7
				7.3	Compensation
				2.3	Advertising
				2.1	Strategic initiatives
				2.1	Personnel-related
				1.0	SpeeCo SG&A
				0.8	Foreign currency translation
				0.1	Other

Operating income	64.0	38.9	25.1
Operating margin	14.5%	11.2%		36.6	Increase in gross profit
				(15.7)	Increase in SG&A
				(2.7)	Gain on sale of land & building
				6.9	Plant closure and severance costs

Income from continuing operations	29.0	15.7	13.4
				25.1	Increase in operating income
				(2.1)	Increase in interest expense
				(7.1)	Refinancing costs
				(0.7)	Other income (expense), net
				(1.8)	Income tax provision

Income from discontinued operations	5.8	0.9	4.9
				(0.4)	Decrease in operating results
				11.9	Gain on sale of Gear Products
				(6.7)	Income tax provision

Net income	$34.8	$16.5	$18.3

Sales in the nine months ended September 30, 2010 increased by $92.0 million (26.4%) from the same period in 2009.  This sales increase was primarily due to increased unit volume of $94.3 million, including incremental sales attributable to SpeeCo, which was acquired on August 10, 2010.  This volume-related increase reflected improved market conditions and demand for our products, especially in international markets, after the weak market conditions we experienced in 2009 during the global recession.  The volume increase was partially offset by a decrease in average unit selling prices and product mix of $3.0 million.  The translation of foreign currency-denominated sales transactions, given the slightly weaker U.S. Dollar in comparison to the first nine months of 2009, increased sales by $0.8 million in the comparative 2010 period.  International sales increased by $72.2 million (30.4%) and domestic sales increased by $6.0 million (5.4%), exclusive of the effects of SpeeCo.  Sales of chainsaw components and accessories increased by 25.9% and sales of concrete-cutting saws and components increased by 20.1% in the first nine months of 2010 compared to the first nine months of 2009.  Excluding the effects of SpeeCo, sales of outdoor care parts and accessories increased by 7.1% from 2009 to 2010.  Sales to OEMs increased by 31.2%, while replacement market sales increased by 19.9%, both exclusive of SpeeCo sales.

Consolidated order backlog at September 30, 2010 was $130.4 million compared to $78.1 million at December 31, 2009.  SpeeCo accounted for $10.3 million of the consolidated backlog at September 30, 2010.

Gross profit increased $36.6 million (32.1%) from the first nine months of 2009 to the first nine months of 2010.  Higher sales unit volume and improvements in product cost and mix were partially offset by lower average unit selling prices and the net unfavorable effects of movement in foreign currency exchange rates.  Our manufacturing costs were positively affected during the first nine months of 2010 by higher production volumes, including a lower number of idle manufacturing days, which improved absorption rates for fixed and semi-variable manufacturing costs when compared to the first nine months of 2009.  On a year-to-date comparative basis, steel costs were lower in 2010 by $4.9 million compared to 2009 but this trend reversed in the third quarter of 2010, and we expect to incur higher steel costs for the balance of 2010.  Offsetting these efficiency and steel cost gains were the purchase accounting effects related to SpeeCo and charges related to our strategic initiatives.  Purchase accounting effects attributable to SpeeCo included in cost of sales for the nine months ended September 30, 2010 were $1.6 million.  Also recognized in cost of sales in the first nine months of 2010 were charges of $2.3 million relating to our strategic initiatives to re-align and consolidate manufacturing for certain product lines and to eliminate low volume items from our product offerings. Year-to-date gross margin in 2010 was 34.2% of sales compared to 32.7% for the comparable nine months of 2009.

Fluctuations in currency exchange rates decreased our gross profit in the first nine months of 2010 compared to 2009 by $5.4 million.  The translation of slightly stronger average foreign currencies into a weaker U.S. Dollar resulted in higher reported sales revenue.  However, the U.S. Dollar was weaker in the period on a year-over-year basis in relationship to the Canadian Dollar and Brazilian Real.  This weakening of the U.S. Dollar in comparison to currencies of countries where we have foreign manufacturing facilities resulted in higher cost of sales for those locations.  The combined effects of these currency movements reduced our gross profit for the first nine months of 2010.

SG&A was $86.6 million in the first nine months of 2010, compared to $70.9 million in the first nine months of 2009, representing an increase of $15.7 million (22.2%).  As a percentage of sales, SG&A decreased from 20.3% in the first nine months of 2009 to 19.7% in the first nine months of 2010, as our sales increased at a faster rate than our SG&A costs.  Year-to-date compensation expense increased by $7.3 million on a year-over-year basis, reflecting increases in staffing levels, annual merit increases implemented in the first quarter of 2010, increased incentive compensation expense driven by improved operating performance, and increased stock compensation expense from equity awards granted in March 2010 compared to no awards granted in the first nine months of 2009.    We increased our advertising expenditures by $2.3 million in the first nine months of 2010 compared to the first nine months of 2009 after the significant reduction implemented during 2009.  During the first three quarters of 2010, expenses of $2.1 million were incurred in SG&A related to our strategic initiatives, including projects to improve manufacturing and supply chain efficiency, as well as our acquisition program.  Personnel-related costs for recruitment, relocation, travel, and training were also up $2.1 million on a year-over-year basis.  The addition of SpeeCo in August 2010 contributed $1.0 million to the year-over-year increase in SG&A.  International operating expenses increased by $0.8 million from the prior year period due to the weaker U.S. Dollar in relationship to foreign currencies and its effect on the translation of foreign expenses.

On June 25, 2009, we sold the land and building representing our former European headquarters and distribution center.  These operations have moved to new, nearby leased facilities.  We recognized a pre-tax gain of $2.7 million on the sale.

In January 2009, we announced our intent to close our manufacturing facility in Milan, Tennessee, during the second quarter of 2009.  Products previously manufactured in that facility are now produced in our other manufacturing facilities.  During the first nine months of 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs and $0.8 million in other expenses.  Of these charges, $0.3 million were recognized in cost of goods sold on the Consolidated Statements of Income for the nine months ended September 30, 2009.  The land and building are currently being marketed for sale and are included in other assets on the Consolidated Balance Sheet as of September 30, 2010.

We took actions during 2009 to reduce the number of employees at certain of our other locations.  During the nine months ended September 30, 2009, we recognized a total of $3.4 million in severance charges related to this reduction in force.

Operating income increased by $25.1 million from the first nine months of 2009 to the first nine months of 2010, resulting in an operating margin for 2010 of 14.5% of sales compared to 11.2% for the first nine months of 2009.

Interest expense was $20.6 million in the first nine months of 2010 compared to $18.5 million in the first nine months of 2009.  The increase was primarily due to higher average outstanding debt balances in the comparable periods.  During the third quarter of 2010, we amended and restated our senior credit facilities and redeemed our 8 7/8% senior subordinated notes.  During the mandatory redemption waiting period, we continued to incur interest on the outstanding 8 7/8% senior subordinated notes after we had borrowed the funds under the new credit facilities with which to pay off the notes.  In addition, we increased our borrowings to fund a portion of the acquisition cost of SpeeCo in August, 2010.

Other income (expense), net in the first nine months of 2010 included charges of $7.1 million related to the refinancing of our debt.  These charges included the write-off of previously deferred financing costs totaling $3.5 million from the early extinguishment of debt, as well as $3.6 million in new costs associated with these transactions.  In the first nine months of 2009, other income (expense), net reflected a gain of $0.4 million related to an insurance reimbursement.

The following table summarizes our income tax provision for continuing operations in 2010 and 2009:

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Income from continuing operations before income taxes	$36,252	$21,028
Provision for income taxes	7,207	5,378
Effective tax rate	19.9%	25.6%

The income tax provision recognized in the first nine months of 2010 reflects the release of a net amount of $5.9 million in previously provided income tax expense on uncertain tax positions.  Excluding the effect of this release, the effective tax rate for the first nine months of 2010 would have been 36.1%.  The 2010 year-to-date effective tax rate also differs from the federal statutory rate due to increased estimated tax credits for research and experimentation, positive effects from settlement of our IRS audit, and the impact of lower taxes on our foreign operations.  These reductions were partially offset by the $1.7 million impact of the change in tax deductibility related to the Medicare Part D prescription drug benefit we provide to certain of our U.S. retirees as well as state income taxes.

The Company sponsors various post-employment retiree medical benefit plans for certain employees in the U.S.  The Company receives a Medicare Part D subsidy for a portion of the cost of providing prescription drug benefits under its retiree medical benefit plan.  In March of 2010, new legislation was signed into law in the U.S. that makes this subsidy fully subject to federal income tax beginning in 2013.  Previously, this subsidy was essentially exempt from federal income tax.  Accordingly, the Company recognized a charge of $1.7 million to income tax expense in the nine months ended September 30, 2010, reflecting the write-off of the deferred tax asset related to this subsidy.

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

Income from continuing operations in the first nine months of 2010 was $29.0 million, or $0.60 per diluted share, compared to $15.7 million, or $0.32 per diluted share, in the first nine months of 2009.

Operating Results by Segment.  The following table reflects operating results by segment:

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	Percent Change
Operating income:
Outdoor Products segment	$82,952	$56,020	48.1%
Other	(18,914)	(17,072)	10.8
Operating income	$64,038	$38,948	64.4%

Outdoor Products Segment.  The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Other.  Net expenses in the other category increased by $1.8 million for the comparable period, primarily due to higher compensation expense reflecting increased staffing levels, annual merit increases implemented in the first quarter of 2010, increased incentive compensation expense driven by improved operating performance, and increased stock compensation expense from equity awards granted in March 2010 compared to no awards granted in the first nine months of 2009.  In addition, the gain on sale of our land and building in Belgium, which occurred in the first nine months of 2009, was not repeated in 2010.  Partially offsetting these increases from 2009 to 2010 was the non-recurrence of plant closure and severance costs incurred in 2009.

Financial Condition, Liquidity and Capital Resources

Long-term debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility	$24,700	$3,400
Term loan A	75,000	—
Term loan B	275,000	107,465
8 7/8% senior subordinated notes	—	175,000
Total debt	374,700	285,865
Less current maturities	(7,687)	(5,013)
Long-term debt	$367,013	$280,852
Weighted average interest rate on outstanding debt	5.17%	7.54%

Senior Credit Facilities.  The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as agent on May 15, 2003.  The agreement has been amended and restated on several occasions, most recently on August 9, 2010.  As of September 30, 2010, the senior credit facilities consist of a revolving credit facility, a term loan A, and a term loan B.

April 2009 Amendment to Revolving Credit Facility.  On April 30, 2009, we entered into an amendment to the revolving credit facility that extended the maturity date to August 9, 2010, reduced the availability to $90.0 million, and increased the interest rate and commitment fees.  This amendment did not affect the term loan B facility in place at that time.  The Company incurred fees and third party costs of $2.0 million related to this amendment.

December 2009 Amendment and Restatement of Senior Credit Facilities.  On December 4, 2009, the senior credit facility was amended and restated to extend the maturity date for both the revolving credit facility and the term loan B facility to February 9, 2012, reduce the availability under the revolving credit facility to $60.0 million, increase the interest rate on the term loan B, and modify certain financial covenants.  The Company incurred fees and third party costs of $3.3 million related to this amendment and restatement.   Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding at the time were not affected by this amendment and restatement, and the terms for this portion of the term loans remained unchanged, including interest at the prime rate and a maturity date of August 9, 2010.  The principal amount of these unchanged term loans was included in current maturities of long-term debt on the Consolidated Balance Sheet as of December 31, 2009, and was paid in full on August 9, 2010.

August 2010 Amendment and Restatement of Senior Credit Facilities.  On August 9, 2010, the Company entered into an amendment and restatement of its senior credit facilities that included the following terms:

•                  Maximum borrowings under the revolving credit facility were increased to $75.0 million and the maturity date was extended to August 2015.

•                  The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•                  The interest rates on the revolving credit facility and the term loan B facility were changed, as described below.

•                  A term loan A facility was established at $75.0 million and with a maturity date of August 2015.

•                  Certain financial and other covenants were amended and revised.

•                  The Company paid $6.9 million in fees and transaction costs in connection with these transactions.

The Company used the $350.0 million combined proceeds of the term loans and repaid the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012, following the expiration of the required redemption notification period. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010.  In conjunction with the redemption of the 8 7/8% senior subordinated notes, and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

The revolving credit facility provides for total available borrowings up to $75.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio.  As of September 30, 2010, the Company had the ability to borrow an additional $47.0 million under the terms of the revolving credit agreement.  On October 1, 2010, we applied the proceeds from the sale of Gear Products to the outstanding principal on the revolving credit facility and availability under the revolving credit facility was increased to approximately $72 million. The revolving credit facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, and matures on August 9, 2015.  Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on Index Rate-based borrowings.  Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at the LIBOR Rate plus 3.50% or the Index Rate plus 2.50% and matures on August 9, 2015.  The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date.  Once repaid, principal under the term loan A facility may not be re-borrowed.

The term loan B bears interest at the LIBOR Rate plus 4.00% or the Index Rate plus 3.00% and matures on August 9, 2016.  The term loan B facility requires quarterly principal payments of $0.7 million commencing on January 1, 2011, with a final payment of $259.2 million due on the maturity date.  Once repaid, principal under the term loan B facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants relating to:

•                  Maximum capital expenditures of $42.5 million per calendar year.

•                  Minimum fixed charge coverage ratio of 1.15, defined as EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•                  Maximum leverage ratio of 4.25, defined as total debt divided by EBITDA, calculated on a trailing twelve-month basis.

Year-to-date capital expenditures were $14.0 million through September 30, 2010.  The status of the other financial covenants was as follows:

	As of September 30, 2010
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio last 12 months	> 1.15	2.06
Maximum leverage ratio last 12 months	< 4.25	3.06

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets.  We were in compliance with all debt covenants as of September 30, 2010.  Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of our assets.  Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

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

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s.  During the three months ended September 30, 2010, in conjunction with the amendment and restatement of our senior credit facility and the elimination of our senior subordinated debt, the ratings on the senior credit facility were lowered by Standard & Poor’s from BB+ to BB- and by Moody’s from Ba1 to Ba3.  As of September 30, 2010, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-	Ba3
General credit rating	BB- /Stable	Ba3

We intend to fund working capital, acquisitions, capital expenditures, debt service requirements, and obligations under our post-employment benefit plans for the next twelve months through cash on hand, cash flows generated from operations and the amounts available under our revolving credit facility.  We expect our financial resources will be sufficient to cover any additional increases in working capital, acquisitions, and capital expenditures.  There can be no assurance, however, that these resources will be sufficient to meet our needs.  We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the interest rates on the revolving credit facility and term loans are variable.  We are required under the terms of the August 9, 2010 amendment and restatement of our credit facilities to hedge 35% of the combined term loan principal outstanding with fixed or maximum interest rate derivatives.  Management is currently evaluating alternatives for this interest rate hedging program.  Our weighted average interest rate on all debt was 5.17% as of September 30, 2010, compared to 7.54% as of December 31, 2009.

Cash and cash equivalents at September 30, 2010 were $91.0 million, compared to $55.1 million at December 31, 2009.  As of September 30, 2010, the proceeds of approximately $25 million from the sale of Gear Products were included in our domestic cash balance.  On October 1, 2010, $24.7 million of this cash was applied to the balance outstanding under our revolving credit facility. The majority of our remaining cash balance was held at our foreign operations as of September 30, 2010.

Cash provided by operating activities is summarized in the following table:

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Net income	$34,838	$16,531
Non-cash items	23,938	17,465
Subtotal	58,776	33,996
Changes in assets and liabilities, net	(27,184)	(7,915)
Discontinued operations, net	1,106	2,774
Cash provided by operating activities	$32,698	$28,855

Non-cash items consist of expenses for depreciation of property, plant, and equipment; amortization of intangible assets and other non-cash purchase accounting effects; stock compensation and other non-cash charges; asset impairment charges; the tax benefit or expense from share-based compensation; deferred income taxes; gains or losses on disposal of assets; and expenses related to financing activities.

During the first nine months of 2010, operating activities provided $32.7 million of cash.  Income from continuing operations plus non-cash items totaled $58.8 million in the first nine months of 2010, reflecting increased income and non-cash items compared with the first nine months of 2009. The increased amount of non-cash items in 2010 is primarily due to the gain on the sale of Gear Products, costs associated with our refinancing activities, higher levels of depreciation of property, plant, and equipment, increased stock compensation expenses, lower asset impairment charges, fluctuations in deferred income taxes, and the non-recurring gain on the sale of land and building recognized in 2009.  The net change in working capital components and other assets and liabilities during the first nine months of 2010 used $27.2 million in cash.  An increase in accounts receivable of $4.8 million, reflecting increased sales levels in the third quarter of 2010, an increase of $9.3 million in inventories to support higher shipment levels, a decrease in accounts payable of $2.2 million, and a decrease in other liabilities of $30.6 million, all used cash during the period.  These uses were partially offset by a decrease in other assets of $14.9 million, including the collection of income taxes receivable in certain jurisdictions, and an increase in accrued expenses of $4.8 million.

Discontinued operations provided $1.1 million in cash during the first nine months of 2010 as cash was generated by Gear Products prior to the disposition on September 30, 2010.  Cash payments during the first nine months of 2010 also included $24.1 million for interest, $9.1 million for income taxes, and a cash contribution to the U.S. pension plan of $10.0 million. The Company expects to contribute a total of $15 million to $17 million to its defined benefit pension plans during 2010.

During the first nine months of 2009, operating activities provided $28.9 million of cash.  Income from continuing operations, plus non-cash items, totaled $34.0 million in the first nine months of 2009.  Included within non-cash items is the $2.7 million gain on sale of our land and building in Belgium.  The net change in working capital components and other assets and liabilities during the period used $7.9 million in cash flow from operating activities.  Decreases in accounts receivable of $3.6 million, inventories of $9.7 million, and other assets of $0.7 million all positively affected cash flows from operating activities.  These positive effects were offset by reductions in accounts payable and accrued expenses of $16.2 million and a reduction in other liabilities of $5.8 million.  Discontinued operations provided $2.8 million in cash during the first nine months of 2009, reflecting the positive cash flow generated by the operations of Gear Products.  Cash payments during the first nine months of 2009 also included $19.7 million for interest, $9.9 million for income taxes, and a $10 million cash contribution to our U.S. defined benefit pension plan.

Cash used in investing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Purchases of property, plant, and equipment	$(14,017)	$(12,737)
Proceeds from sale of assets	126	3,282
Acquisition of SpeeCo	(90,854)	—
Discontinued operations	25,176	(332)
Net cash used in investing activities	$(79,569)	$(9,787)

In August 2010 we paid net cash of $90.9 million to acquire SpeeCo, exclusive of transaction expenses.  On September 30, 2010 we sold Gear Products and received initial cash proceeds of $25.2 million, based on a preliminary purchase price.  We expect the cash proceeds from the sale of Gear Products to be $24.8 million after settlement of the final purchase price.  Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies and existing equipment, with the remainder devoted to capacity and productivity improvements.  During 2010, we expect to invest $19 million to $22 million for capital expenditures, compared to $17.3 million for the full year in 2009.

Cash used in financing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Net change in principal under revolving credit facility	$21,300	$(3,250)
Proceeds from term loan A and term loan B	350,000	—
Repayment of term loan principal	(107,465)	(12,026)
Repayment of 8 7/8% senior subordinated notes	(175,000)	—
Issuance costs related to debt	(6,863)	(1,900)
Proceeds and tax effects of stock-based compensation	1,333	(165)
Net cash provided by (used in) financing activities	$83,305	$(17,341)

On August 9, 2010 we amended and restated our senior credit facilities, increasing the available borrowings, extending the maturity dates, and modifying the interest rates and financial covenants.  We borrowed $350.0 million under two new term loan instruments, and used the majority of the proceeds to repay our existing term loan and 8 7/8% senior subordinated notes.  We also borrowed additional funds to acquire SpeeCo on August 10, 2010.  We incurred fees and costs of $6.9 million for these financing transactions.  Cash used in financing activities in the first nine months of 2009 included $15.3 million in net repayments of principal on our revolving credit and term debt facilities.  We also incurred $1.9 million in costs to amend and extend the maturity date of our revolving credit facility in April 2009.

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

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate.  The interest rates are variable on our term and revolver loans and we are subject to market risk from movement in benchmark rates.  We are required under the terms of the August 9, 2010 amendment and restatement of our credit facilities to hedge 35% of the combined term loan principal outstanding with fixed or maximum interest rate derivatives.  Management is currently evaluating alternatives for this interest rate hedging program.

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

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) Exhibits:

**10.1 Stock Purchase Agreement by and among Tulsa Winch, Inc., Blount, Inc. and Dover Industrial Products, Inc. dated September 30, 2010.

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

Dated: November 9, 2010