Form 10-K
period 2010-12-31
BLOUNT INTERNATIONAL INC
filed 2011-03-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	63 0780521
(State of Incorporation)	(I.R.S. Employer Identification No.)

4909 SE International Way, Portland, Oregon	97222-4679
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 653-8881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

At June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($10.27) as reported by the New York Stock Exchange, was $309,211,758 (affiliates being, for these purposes only, directors, executive officers, and holders of more than 10% of the registrant’s Common Stock).

The number of shares outstanding of $0.01 par value common stock as of March 1, 2011 was 48,606,973 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of stockholders to be held on May 27, 2011 are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview. Blount International, Inc. (“Blount” or the “Company”) is an international industrial company with one business segment, the Outdoor Products segment, which accounted for 100% of 2010 sales. We design, manufacture, and market replacement parts and equipment for consumers and professionals in select global end markets, including forestry, lawn, and garden; farm, ranch, and agriculture; and concrete cutting and finishing. Our products are sold in over 100 countries and approximately 68% of our 2010 sales were outside of the United States of America (“U.S.”). Our Company is headquartered in Portland, Oregon. We have manufacturing operations in the U.S., Canada, Brazil, and China. Additionally, we operate marketing, sales, and distribution centers in other parts of the world.

Oregon®, Carlton®, Windsor®, Tiger®, PowerSharp®, SpeeCo®, Power-Match®, INTENZ®, Jet-Fit®, Fusion®, Gator Mulcher®, Magnum Edger ™, ICS®, PowerGrit™, RentMAX™, EuroMAX™, FORCE4™, SealPro®, and SpeedHook® are trademarks that are registered, or for which registration is pending, for Blount and its subsidiaries. Some forms of Windsor® are used under license from affiliates of Snap-On, Inc.

The Company holds a number of patents, trademarks, and other intellectual property that are important to our business. From time to time we are involved in disputes, some of which lead to litigation, either in defense of our intellectual property or cases where others have alleged that we have infringed on their intellectual property rights. See further discussion under Item 1A Risk Factors within the heading “Litigation – We may have litigation liabilities that could result in significant costs to us.”

During 2010, we purchased SP Companies, Inc. and SpeeCo, Inc. (collectively, “SpeeCo”), a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm, ranch, and agriculture accessories located in Golden, Colorado. During 2008, we purchased Carlton Holdings, Inc. and its subsidiaries (“Carlton”), a manufacturer of cutting chain for chainsaws located near Portland, Oregon. During 2010, we sold our former subsidiary Gear Products, Inc. (“Gear Products”), which was previously reported within the Other category of our segment disclosures. In the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee and the products previously manufactured in that location are now produced in our other facilities.

Product Summary. We manufacture and market cutting chain, guide bars, and sprockets for chainsaw use, lawnmower and edger blades, log splitters, and concrete-cutting equipment. We also market branded parts and accessories for the forestry, lawn and garden, farm, ranch, agriculture, and construction equipment markets. The products of the foregoing that we do not manufacture include forestry-related accessories; cutting line, lubricants, small engine replacement parts, and accessories for the lawn and garden equipment market; and tractor linkage parts, post-hole diggers, accessories, and other parts for the farm, ranch, and agriculture market. Our products are sold to original equipment manufacturers (“OEMs”) for use on new chainsaws and lawn and garden equipment, and to consumers through distributors, dealers, and mass merchants, under both our own proprietary brands and private labels. During 2010, approximately 22% of our sales were to OEMs, with the remainder sold into the replacement and retail market.

Forestry Products. These products are sold under the Oregon, Carlton, Windsor, and Tiger brands, as well as private labels for some of our OEM customers. Product lines include a broad range of cutting chain, chainsaw guide bars, cutting chain drive sprockets, and maintenance tools used primarily on portable gasoline and electric chainsaws and mechanical timber harvesting equipment. We also market safety and outdoor clothing and other accessories for the forestry market.

Lawn and Garden Products. These products are sold under the Oregon brand name, as well as private labels for some of our OEM customers. The product line includes various cutting attachments, spare and replacement parts such as air filters, spark plugs, wheels, belts, grass bags, tools, and accessories to service the lawn and garden equipment industry. We manufacture lawnmower and edger cutting blades. These lawnmower and edger blades include blades to fit a variety of machines and cutting conditions, as well as replacement parts that meet product specifications of OEMs.

Farm, Ranch, and Agriculture Products. These products are sold under the SpeeCo brand name, as well as private labels for some of our larger retail customers. Product lines include a variety of log splitters, ranging from 35 ton gas powered units, which are portable when towed behind a tractor or vehicle, to 5 ton electric powered units. Additional product lines include tractor driven post-hole diggers, three-point linkage parts and accessories for small tractors, and assorted accessories and tools for farm, ranch, and agricultural applications.

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

Industry Overview. We believe we are the world leader in the production of cutting chain. Oregon, Carlton, and Windsor branded cutting chain and related products are used by professional loggers, farmers, arborists, and homeowners. Additionally, the Oregon line of lawnmower-related parts and accessories are used by commercial landscape companies and homeowners. We believe we are a North American market leader in log splitters. Our log splitters, post-hole diggers, three-point tractor linkage products, and other accessories, are used by homeowners, small farmers, and rural property owners. Our ICS products are used by contractors, concrete-cutting specialists, and tool rental companies.

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

Weather and natural disasters can influence our sales cycle. For example, severe weather patterns and events, such as hurricanes, tornadoes, and storms, generally result in greater chainsaw use and, therefore, stronger sales of cutting chain and guide bars. Seasonal rainfall plays a role in demand for our lawnmower blades and other lawn and garden equipment products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. Temperature patterns also drive the demand for firewood, which in turn drives the demand for our log splitters.

The raw material that we purchase in the largest volume is cold-rolled strip steel, which we purchase from multiple intermediate steel processors but which can also be obtained from other sources. Changes in the price of steel can have a significant effect on the manufactured cost of our products and on the gross margin we earn from the sale of these products, particularly in the short term.

Our profitability is also affected by changes in currency exchange rates, changes in economic and political conditions in the various markets in which we operate, and changes in the regulatory environment in various jurisdictions.

Our competitors include Stihl, TriLink, Rotary, Stens, Husqvarna, MTD, Northern Tool, Ariens, Swisher, Briggs & Stratton, and John Deere. In addition, new and existing competitors are expanding capacity or contracting with suppliers in China and other low-cost manufacturing locations, which has increased competition in general and put additional pressure on pricing. We also supply products or components to some of our competitors.

Discontinued Operations - Gear Products

On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products, Inc. (“Gear Products”) to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for net cash proceeds of $24.8 million. Gear Products is a manufacturer of mechanical power transmission components for OEMs, serving the utility, construction, forestry, marine, and mining markets. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in the income tax expense we recognized on the sale. Gear Products results, which were previously reported within the Other category in our segment disclosures, are now reported as discontinued operations for all periods presented.

Capacity Utilization

Based on a five-day, three-shift work week, capacity utilization for the year ended December 31, 2010 was 90%.

Historically, the Company has operated its Outdoor Products segment facilities at high capacity utilization levels. During 2009, production volume was significantly reduced due to the decreases in sales volume brought about by the global economic downturn. During 2010, we have increased production volume in response to increased customer demand for our products. Capacity for our forestry products has been expanded in recent years with the purchase of Carlton in 2008 and the establishment of our manufacturing plant in Fuzhou, Fujian Province, China in 2005. The Company expects to meet future sales demand by expanding capacity at existing facilities through both productivity enhancements and capital investment. In the second quarter of 2009, we closed our manufacturing plant in Milan, Tennessee and moved the production of products previously manufactured in that facility to our other manufacturing facilities. For 2008, approximately 5% of the production output of our Outdoor Products segment was manufactured in the Milan, Tennessee plant.

Backlog

Our sales order backlog was $133.7 million, $78.1 million, and $98.9 million as of December 31, 2010, 2009, and 2008, respectively. The total backlog as of December 31, 2010 is expected to be completed and shipped within twelve months. Backlog amounts related to our discontinued operations are excluded from all periods presented. Backlog as of December 31, 2010 includes $6.7 million related to SpeeCo.

Employees

At December 31, 2010, we employed approximately 3,600 individuals. None of our U.S. employees belong to a labor union. The number of foreign employees who belong to unions is not significant. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years.

Environmental Matters

The Company’s operations are subject to comprehensive U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air, ground, and water, the management and disposal of hazardous substances, and the cleanup of contaminated sites. Permits and environmental controls are required for certain of these operations, including those required to prevent or reduce air and water pollution, and our permits are subject to modification, renewal, and revocation by issuing authorities.

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations. In 2010, we expensed approximately $2.4 million directly related to environmental compliance, including approximately $0.2 million in capital expenditures. We expect to spend approximately $2.0 million to $2.5 million per year in capital and operating costs over the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.

In the manufacture of our products, we use certain chemicals and processes, including chrome and paints applied to some of our products, and oils used on metal-working machinery. Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. For certain of our former facilities, we retained responsibility for past environmental matters under certain conditions and pursuant to the terms of the agreements by which we sold the properties to third party purchasers. In addition, from time to time third parties have asserted claims against us for environmental remediation at former sites despite the absence of a contractual obligation. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring, and in some cases, remediating. We have recognized the estimated costs of remediation in the Consolidated Financial Statements for all known contaminations that require remediation by us. As of December 31, 2010, the total recorded liability for environmental remediation was $3.4 million. Management believes that costs incurred to investigate, monitor, and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow. We cannot be sure, however, that we have identified all existing contamination on our current and former properties or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up contamination.

From time to time we may be identified as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the Superfund law) or similar state statutes with respect to sites at which we may have disposed of wastes. The U.S. Environmental Protection Agency (or an equivalent state agency) can either (a) allow potentially-responsible parties to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action on its own and then seek reimbursement from the parties. Each party can be held liable for all of the costs, but the parties can then bring contribution actions against each other or potentially responsible third parties. As a result, we may be required to expend amounts on such remedial investigations and actions, which amounts cannot be determined at the present time, but which may ultimately prove to be material to the Consolidated Financial Statements.

In recent years, climate change has been discussed in various political and other forums throughout the world. We do not believe that climate change has had a significant impact on our business operations or results to this point, but we cannot be sure of the potential effects to our business from any future changes in regulations or laws concerning climate change. Any new regulations limiting the amount of timber that could be harvested would most likely have a negative impact on our sales of forestry products.

For additional information regarding certain environmental matters, see Note 14 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For financial information about industry segments and foreign and domestic operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 17 of Notes to Consolidated Financial Statements.

Seasonality

The Company’s operations are somewhat seasonal in nature. Year-over-year and quarter-over-quarter operating results are impacted by economic and business trends within the respective industries in which we compete, as well as by seasonal weather patterns and the occurrence of natural disasters and storms. Shipping and sales volume for some of the Company’s products vary based upon the time of year, but the overall impact of seasonality is generally not significant.

Available Information

Our website address is www.blount.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and other SEC filings by accessing the Investor Relations section of the Company’s website under the heading “SEC Filings”. These reports are available on our Investor Relations website as soon as reasonably practicable after we electronically file them with the U.S. Securities and Exchange Commission (“SEC”).

Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Blount, who file electronically with the SEC.

ITEM 1A. RISK FACTORS

Substantial Leverage—Due to our substantial leverage, we may have difficulty operating our business and satisfying our debt obligations.

As of December 31, 2010, we have $538.5 million of total liabilities, including $350.0 million of total debt. Our debt leverage is significant, and may have important consequences for us, including the following:

•

A significant portion of our cash flow from operations is dedicated to the payment of interest expense, which reduces the funds that would otherwise be available to fund operations and future business opportunities.

•

A substantial decrease in net operating income and cash flows or a substantial increase in expenses may make it difficult for us to meet our debt service requirements or force us to modify our operations.

•	Our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

•

Our ability to obtain additional or replacement financing for working capital, capital expenditures, or other purposes, may be impaired, or such financing may not be available on terms favorable to us under current market conditions for credit.

We have available borrowing capacity under the revolving portion of our senior credit facilities of $72.0 million as of December 31, 2010. Our term loan facility does not allow the borrowing of additional principal amounts. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and product development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations in customer orders, sales, operating results, and cash flows. Our business may not be able to generate sufficient cash flow from our operations or future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. An inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling equity capital. However, alternative strategies may not be feasible at the time or may not prove adequate, which could cause us to default on our obligations and would impair our liquidity. Also, some alternative strategies would require the prior consent of our secured lenders, which we may not be able to obtain. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Restrictive Covenants—The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our senior credit facilities.

A breach of any of our restrictive debt covenants could result in acceleration of our obligations to repay our debt. An acceleration of our repayment obligations under our senior credit facilities could result in a payment or distribution of substantially all of our assets to our secured lenders, which would materially impair our ability to operate our business as a going concern. In addition, our senior credit facility agreement, among other things, restricts and/or limits our and certain of our subsidiaries’ ability to:

•	incur debt;

•	guarantee indebtedness of others;

•	pay dividends on our stock;

•	purchase our stock;

•	pursue strategic acquisitions;

•	make certain types of investments;

•	use assets as security in other transactions;

•	sell certain assets or merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into certain types of transactions with affiliates;

•	enter into certain new businesses; and

•	make certain payments in respect of subordinated indebtedness.

In addition, the senior credit facilities require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require that we take actions to reduce debt or to act in a manner contrary to our business objectives. Our ability to meet those financial ratios and tests could be affected by events beyond our control, and there can be no assurance that we will continue to meet those ratios and tests. A breach of any of these covenants could, if uncured, constitute an event of default under the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities, together with any accrued interest and commitment fees, to be immediately due and payable. If we and certain of our subsidiaries were unable to repay those amounts, the lenders under the senior credit facilities could enforce the guarantees from the guarantors and proceed against the collateral securing the senior credit facilities. The assets of Blount, Inc. and the applicable guarantors could be insufficient to repay in full that indebtedness and our other indebtedness.

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

Competition—Competition may result in decreased sales, operating income, and cash flow.

The markets in which we operate are competitive. We believe that design features, product quality, customer service, delivery lead times, and price are the principal factors considered by our customers. Some of our competitors may have, or may develop, greater financial resources, lower costs, superior technology, or more favorable operating conditions than we do. For example, our competitors are expanding capacity or contracting with suppliers located in China and other low-cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies may nevertheless be formidable and may negatively affect our business. We may not be able to compete successfully with our existing or any new competitors, and the competitive pressures we face may result in decreased sales, operating income, and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes.

Key Customers—Loss of one or more key customers would substantially decrease our sales.

In 2010, $73.4 million (12.0%) of our sales were to one customer (Husqvarna AB) and our top five customers accounted for $138.0 million (22.6%) of our total sales. Aside from our top customer, no other customer individually accounted for more than 3.4% of our total sales. While we expect these business relationships to continue, the loss of any of these customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income, and cash flows.

Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

We purchase important materials and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality, and a possible loss of sales in the short-term. In 2010, we purchased approximately $14.7 million of raw materials from our largest supplier.

Some of these raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. We have not hedged against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short-term through increased pricing. We estimate that a 10% change in the price of steel, without a corresponding increase in selling prices, would have reduced 2010 income from continuing operations before taxes by $7.4 million.

Foreign Sales and Operations—We have substantial foreign sales, operations, and property, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in currency exchange rates, unexpected changes in regulatory environments, or potentially adverse tax consequences.

In 2010, approximately 68% of our sales by country of destination occurred outside of the U.S. International sales and operations are subject to inherent risks, including changes in local economic or political conditions, instability of government institutions, the imposition of currency exchange restrictions, unexpected changes in legal and regulatory environments, nationalization of private property, and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales.

Some of our sales and expenses are denominated in local currencies that are affected by fluctuations in currency exchange rates in relation to the U.S. Dollar. Historically, our principal local currency exposures have been related to manufacturing costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have reduced our operating income by $5.0 million, and a 10% stronger Brazilian Real in relation to the U.S. Dollar would have reduced our operating income by $3.1 million, in 2010. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $5.6 million and operating income by $1.2 million in 2010. We estimate that the year-over-year movement of foreign exchange rates from 2009 to 2010, whereby the U.S. Dollar weakened in relation to the Canadian Dollar and the Brazilian Real but strengthened compared to the Euro reduced our sales by $0.1 million and decreased our operating income by $9.9 million.

Also, approximately 67% of our foreign sales in 2010 were denominated in U.S. Dollars. We may see a decline in sales during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. Furthermore, if the U.S. Dollar strengthens against foreign currencies, it becomes more costly for foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, our bad debt expense may increase.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2010, 557,902 square feet, or 46% of the total square feet of our owned facilities, are located outside of the U.S. and 44% of our leased square footage is located outside the U.S. This foreign-based property, plant, and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing and distribution capabilities and would result in reduced sales, operating income, and cash flows.

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

Our historical and current business operations have resulted in a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products, and litigation involving alleged patent infringement. Certain of these liabilities relating to certain of our discontinued operations were retained by us under terms of the relevant divestiture agreements. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance, and other related costs could result in future liabilities that are significant and that could significantly reduce our operating income, cash flows, and cash balances. See Item 3, “Legal Proceedings.”

Environmental Matters—We face potential exposure to environmental liabilities and costs.

We are subject to various U.S. and foreign environmental laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances, and the cleanup of contaminated sites. Violations of, or liabilities incurred under, these laws and regulations could result in an assessment of significant costs to us, including civil or criminal penalties, claims by third parties for personal injury or property damage, requirements to investigate and remediate contamination, and the imposition of natural resource damages. Furthermore, under certain environmental laws, current and former owners and operators of contaminated property or parties who sent waste to a contaminated site can be held liable for cleanup, regardless of fault or the lawfulness of the disposal activity at the time it was performed. This potential exposure to environmental liabilities and costs can apply to both our current and former operating facilities, including those related to our discontinued operations.

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our or other sites affected by our actions, changes in existing environmental laws or their interpretation, including changes related to climate change, and more rigorous enforcement by regulatory authorities may require additional expenditures by us to modify operations, install pollution control equipment, investigate and monitor contamination at sites, clean contaminated sites, or curtail our operations. These expenditures could significantly reduce our net income and cash flows. See Item 1, “Business—Environmental Matters” and Item 3, “Legal Proceedings.”

General Economic Factors—We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses.

Our business is subject to a number of general economic factors, many of which are largely out of our control, which may, among other effects, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses. These factors include recessionary economic cycles and downturns in customers’ business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers’ business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowance for bad debts. World-wide economic conditions contributed to a slowdown in orders for our products in late 2008 and the first half of 2009, and adversely affected our business results. World-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture our products. Our senior credit facility borrowings are at variable interest rates. Increases in market reference interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate that a one hundred basis point higher average level of interest rates on our variable rate debt would have increased our interest expense in 2010 by $2.0 million. In addition, fluctuations in the market values of equity and debt securities held in the Company’s pension plan assets can adversely affect the funding status of our defined benefit pension plans. The expense and funding requirements for these plans may increase in the future as a result of reduced values of the plan assets. Finally, terrorist activities, anti-terrorist efforts, war, or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

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

Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for the shares. The market price of our common stock could fluctuate significantly for various reasons that include:

•	our quarterly or annual earnings or those of other companies in our industries;

•	the public’s reaction to events and results contained in our press releases, our other public announcements, and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other comparable companies;

•

changes in general conditions in the U.S. and global economies, financial markets, or the industries we market our products to, including those resulting from war, incidents of terrorism, changes in technology or competition, or responses to such events;

•	sales of common stock by our largest stockholders, directors, and executive officers; and

•	the other factors described in these “Risk Factors.”

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the two preceding calendar years, our highest closing stock price has exceeded our lowest closing stock price by 64% in 2010 and by 188% in 2009. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.

Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.

Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2010, approximately 56% of our outstanding common stock was owned or controlled by our five largest stockholders. We may sell additional shares of common stock in subsequent public offerings, or other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock.

ITEM 2. PROPERTIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. Cutting chain, guide bar, and accessories manufacturing plants are located in Portland, Oregon; Milwaukie, Oregon; Curitiba, Parana, Brazil; Guelph, Ontario, Canada; and Fuzhou, Fujian Province, China. Lawnmower blade manufacturing facilities are located in Kansas City, Missouri. Log splitter manufacturing occurs in leased facilities in Golden, Colorado. Sales offices and distribution centers are located in Curitiba, Parana, Brazil; Europe; Fuzhou, Fujian Province, China; Golden, Colorado; Guelph, Ontario, Canada; Nishi-ku, Yokohama, Japan; Kansas City, Missouri; Moscow, Russia; and Portland, Oregon.

All of these facilities are in relatively good condition, are currently in normal operation, and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2010 is as follows:

	Area in Square Feet
	Owned	Leased
Outdoor Products segment	1,214,422	489,132
Corporate headquarters	5,000	—

Total	1,219,422	489,132

In the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee. This facility, which consists of land and 68,000 square feet of manufacturing, warehouse, and office space; is not included in the above table; is currently being marketed for sale, and is included in assets held for sale as of December 31, 2010 and 2009 on the Consolidated Balance Sheets.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 14 of Notes to Consolidated Financial Statements.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (ticker “BLT”). The following table presents the quarterly high and low closing prices for the Company’s common stock for the last two years. Cash dividends have not been declared for the Company’s common stock since 1999. The Company’s senior credit facility agreement limits our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion. The Company had approximately 7,900 stockholders of record as of December 31, 2010.

	Common Stock
	High	Low
Year Ended December 31, 2010:
First quarter	$11.85	$10.28
Second quarter	11.71	10.27
Third quarter	12.76	9.93
Fourth quarter	16.31	12.78

Year Ended December 31, 2009:
First quarter	$9.90	$3.83
Second quarter	8.93	4.73
Third quarter	9.90	8.18
Fourth quarter	11.03	8.66

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Statement of Income Data:	(1)	(2)	(3)

Sales	$611,480	$487,366	$565,557	$486,739	$455,009
Operating income	85,555	54,526	84,386	78,845	76,895
Interest expense, net of interest income	25,517	24,501	25,705	31,706	35,404
Income from continuing operations before taxes	52,611	30,266	60,485	46,328	42,825
Income from continuing operations	41,402	21,945	36,932	31,002	30,379
Income from discontinued operations	5,798	1,048	1,667	11,855	12,167
Net income	47,200	22,993	38,599	42,857	42,546
Earnings per share:
Basic income per share:
Continuing operations	0.86	0.46	0.78	0.66	0.64
Discontinued operations	0.13	0.02	0.03	0.25	0.26

Net income	0.99	0.48	0.81	0.91	0.90
Diluted income per share:
Continuing operations	0.85	0.46	0.77	0.64	0.63
Discontinued operations	0.12	0.02	0.03	0.25	0.26

Net income	0.97	0.48	0.80	0.89	0.89
Shares used:
Basic	47,917	47,758	47,510	47,280	47,145
Diluted	48,508	48,274	48,130	48,078	47,868

	As of December 31,
(In thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$80,708	$55,070	$58,275	$57,589	$27,636
Working capital	187,547	149,547	127,986	128,588	117,862
Property, plant, and equipment, net	108,348	114,470	119,749	89,729	99,665
Total assets	580,887	483,566	499,684	411,949	430,466
Long-term debt	339,750	280,852	293,539	295,758	349,375
Total debt	350,000	285,865	325,520	297,000	350,875
Stockholders’ equity (deficit)	42,398	(6,740)	(43,520)	(54,146)	(105,291)

The table above gives effect to the sale of Gear Products on September 30, 2010, the sale of the Company’s Forestry Division on November 5, 2007, and the sale of the Company’s Lawnmower segment on July 27, 2006. The results of these business units are presented as discontinued operations for all periods. In addition, the table reflects the acquisition of SpeeCo on August 10, 2010, and the acquisition of Carlton on May 2, 2008 and inclusion of their operations from their acquisition dates forward.

(1)	Operating income and income from continuing operations in 2010 include a non-recurring pre-tax charge of $0.9 million related to purchase accounting from the acquisition of SpeeCo. Income from continuing operations in 2010 includes a pre-tax charge of $7.0 for the early extinguishment of our 8 7/8% senior subordinated notes and the amendment and restatement of our senior credit facilities.
(2)	Operating income and income from continuing operations in 2009 include a pre-tax charge of $8.6 million for settlement of a litigation matter, fees associated with refinancing activities and costs associated with the transition of the Company’s CEO position; a pre-tax charge of $7.2 million for plant closure and severance costs; and a pre-tax gain of $2.7 million on the sale of land and building in Europe.
(3)	Operating income and income from continuing operations in 2008 include non-recurring pre-tax charges of $2.9 million related to purchase accounting from the acquisition of Carlton.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report, as well as the information in Item 6, “Selected Consolidated Financial Data”.

Overview

We are an international industrial company that designs, manufactures, and markets branded products to OEMs, professionals, and consumers. Our products are sold in over 100 countries. We believe we are a global leader in the manufacture and sale of cutting chain, guide bars, and accessories for chainsaws. We also believe we are a U.S. leader in the manufacture and sale of log splitters and related accessories. In 2010, approximately 68% of our sales were made outside the U.S.

We manufacture and market forestry-related products such as cutting chain, guide bars, and sprockets for chainsaw use, lawnmower and edger blades, electric and gas-powered log splitters, and concrete-cutting equipment. We also market and distribute other products and accessories closely aligned with the products that we manufacture in order to leverage our sales, marketing, and distribution efforts and to provide our customers with a broader product offering. These other products include cutting line and spools for line trimmers, safety equipment and clothing, small engine replacement parts, small tractor linkage parts and attachments, and other accessories used in the forestry, lawn and garden, farm, ranch, agriculture, and construction markets. Many of the products we manufacture are sold to OEMs for use on new chainsaws and landscaping equipment, or for private branding purposes. Approximately 22% of our sales were made to OEM’s in 2010. The majority of our sales are made to the retail replacement market through our network of distributors, dealers, and mass merchants.

Our performance can be impacted by trends in the industries we serve, weather patterns, and natural disasters such as wind and ice storms, foreign currency fluctuations, and general economic conditions. We face price pressure from competitors on a world-wide basis, particularly with respect to our cutting chain and guide bar products. The maintenance of competitive selling prices is dependent on our ability to manufacture our products efficiently. The maintenance of our market share is also dependent on our ability to develop new and innovative products and product features, and to market such products successfully. We operate five manufacturing plants in the U.S., one in Canada, one in Brazil, and one in China, all of which pursue continuous productivity improvements. Timely capital investment into our manufacturing plants for added capacity and cost reductions, as well as effectively sourcing critical raw materials, components, and whole goods at favorable prices, is required for us to remain competitive.

We maintain a centralized administrative staff at our headquarters in Portland, Oregon. This centralized administrative staff provides the executive leadership for the Company, as well as providing accounting, finance, and information technology functions, administering various health and welfare plans, providing risk management and insurance services, supervising the Company’s capital structure, and overseeing the regulatory, compliance, and legal functions. Operating expenses of this central administrative function are included in selling, general, and administrative expenses (“SG&A”) in the Consolidated Statements of Income.

2010 Acquisition of SpeeCo

On August 10, 2010, we acquired all of the outstanding stock of SpeeCo. SpeeCo, located in Golden, Colorado, is a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expands our product offerings to our current markets and customers, as well as offering opportunities for synergies in the areas of marketing, sales, and distribution, including marketing SpeeCo’s products to our international customers, and for back office consolidation of support functions. We also expect to benefit from the acquisition of SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

We paid $90.9 million in cash for SpeeCo, net of cash acquired. As part of the stock acquisition, we assumed liabilities totaling $31.0 million. Pursuant to the terms of the purchase agreement, none of SpeeCo’s debt was assumed by Blount. Additionally, we incurred legal and other third party fees totaling $0.7 million, resulting in a total cash outflow of $91.6 million for the acquisition. These fees were expensed to SG&A in the Consolidated Statements of Income in 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s senior credit facility.

SpeeCo’s assets and liabilities were recorded at their estimated fair values to a market participant on the date of acquisition. The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing and assembly process, and the normal gross profit margin typically associated with its sale. The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows. The Company has conducted a preliminary assessment of liabilities arising from tax matters related to SpeeCo, and has recognized provisional amounts in its initial accounting for the acquisition for the identified tax liabilities. However, the Company is continuing its review of these matters during the one year tax measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

The operating results of SpeeCo are included in the Company’s Consolidated Financial Statements from the acquisition date forward. Included in cost of sales for 2010 are non-cash charges totaling $3.4 million for amortization of intangible assets and expense for the step-up to fair value of inventories related to SpeeCo. Amortization of intangible assets for SpeeCo is expected to total $5.6 million in 2011, $4.7 million in 2012, and $4.1 million in 2013.

2010 Disposition of Gear Products

On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for net cash proceeds of $24.8 million. Gear Products is a manufacturer of mechanical power transmission components for OEMs, serving the utility, construction, forestry, marine, and mining markets. Under terms of the related stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in income tax expense recognized on the sale. Gear Products results are reported as discontinued operations for all periods presented.

2009 Plant Closure and Severance Costs

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

2008 Acquisition of Carlton

On May 2, 2008, we acquired Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon. We paid $64.4 million in cash for Carlton, net of cash acquired and including related acquisition costs of $1.5 million, and we also assumed liabilities totaling $21.3 million. The acquisition was financed with a combination of cash on hand and borrowings under our revolving credit facility. The operating results of Carlton are included in our Consolidated Financial Statements from May 2, 2008 forward. Included in operating results are non-cash charges totaling $1.8 million for 2010, $1.7 million for 2009, and $3.5 million in 2008, respectively, for amortization of intangible assets, depreciation of the step-up to fair value for property, plant, and equipment and, in 2008 only, expensing of the step-up to fair value for inventories related to Carlton. Amortization of intangible assets and other purchase accounting adjustments for Carlton are expected to total $1.5 million in 2011, $1.3 million in 2012, and $1.2 million in 2013. The acquisition of Carlton is consistent with our intention to invest in and grow our core business, the Outdoor Products segment. We expect to benefit from the added capacity and potential operating synergies as a result of the acquisition of Carlton.

Carlton’s assets and liabilities were recorded at their estimated fair values on the date of acquisition. We estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions and historical book values. We estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing process, and the normal gross profit margin typically associated with its sale. We estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows.

2011 Acquisition of KOX

On March 1, 2011, we acquired KOX GmbH and related companies (“KOX”), a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. The total purchase price, using an exchange rate of 1.38 U.S. Dollars per Euro, was approximately $20.6 million, subject to certain adjustments. The preliminary purchase price consisted of $15.9 million in cash and 309,834 shares of our common stock valued at $4.7 million. The acquisition of KOX is expected to increase our distribution capabilities and to expand our geographic presence in Europe. KOX sales and operating income for calendar year 2010, using an average exchange rate of 1.33 U.S. Dollars per Euro, were approximately $34.6 million and approximately $3.6 million, respectively. Depreciation for 2010 was approximately $0.1 million with no amortization expense. KOX has been a customer of Blount for over 30 years and we sold approximately $9.2 million of replacement parts to KOX in 2010.

Operating Results

Year ended December 31, 2010 compared to year ended December 31, 2009

(Amounts in millions) (Amounts may not sum due to rounding)	2010	2009	Change		Contributing Factor

Sales	$611.5	$487.4	$124.1
				$126.5	Sales volume
				(2.3)	Selling price and mix
				(0.1)	Foreign currency translation

Gross profit	204.0	165.5	38.5
Gross margin	33.4%	34.0%		39.4	Sales volume
				(2.3)	Selling price and mix
				10.8	Product cost and mix
				(9.4)	Foreign currency translation

SG&A	118.5	106.8	11.7
As a percent of sales	19.4%	21.9%
				8.6	Compensation
				3.6	Advertising
				3.9	Strategic initiatives
				0.9	Personnel-related
				(8.6)	Litigation settlement, refinancing, and CEO transition costs
				2.9	SpeeCo SG&A
				0.5	Foreign currency translation
				(0.1)	Other, net

Gain on sale of land and building	—	(2.7)	2.7

Plant closure and severance costs	—	6.9	(6.9)

Operating income	85.6	54.5	31.0
Operating margin	14.0%	11.2%		38.5	Increase in gross profit
				(11.7)	Increase in SG&A
				4.2	Change in other operating items

Income from continuing operations	41.4	21.9	19.4
				31.0	Increase in operating income
				(1.0)	Increase in net interest expense
				(7.7)	Change in other income (expense)
				(2.9)	Increase in income tax provision

Income from discontinued operations	5.8	1.0	4.8
				(0.6)	Decrease in operating results
				11.9	Gain on disposal
				(6.6)	Increase in income taxes

Net income	$47.2	$23.0	$24.2

Sales increased $124.1 million (25.5%) from 2009 to 2010, primarily due to significantly higher sales volume, including the addition of $34.2 million in sales from SpeeCo, which was acquired in August 2010. The volume increase was partially offset by slightly lower average selling prices and product mix. Excluding the effects of SpeeCo, total sales were up $89.9 million (18.4%). This increased sales volume is attributed to improved market conditions and increased demand for our products following the generally poor market conditions and reduced sales levels we experienced in 2009 during the world-wide economic downturn. Excluding SpeeCo, international sales increased $80.8 million (24.1%) and domestic sales increased $9.1 million (6.0%). International sales growth was strongest in the Asia-Pacific region, South America, and Russia. Excluding SpeeCo, average selling prices were down slightly, reflecting changes in product mix and a higher proportion of OEM sales than in 2009. OEM sales are typically made at lower prices than replacement market sales, and OEM sales, excluding SpeeCo, accounted for 23% of 2010 total sales compared with 22% in 2009. Sales of forestry products, including cutting chain, guide bars, sprockets, and forestry accessories, increased 21.6%, primarily due to strong international demand for our products. Sales of lawn and garden products, including lawnmower and edger blades, trimmer line, small engine parts, and related accessories, increased 3.7%, reflecting continuing softness in the U.S. market. Sales of concrete-cutting construction products increased 19.0% from 2009 to 2010, due to improved conditions in the construction equipment markets in both Europe and North America.

Consolidated order backlog at December 31, 2010 was $133.7 million, including the addition of $6.7 million of SpeeCo backlog, compared to $78.1 million at December 31, 2009. The increase in backlog reflects significantly improved market conditions and increased customer order levels.

Gross profit increased $38.5 million (23.3%) from 2009 to 2010. Gross margin in 2010 was 33.4% of sales compared to 34.0% in 2009. Higher sales unit volume increased gross profit by $39.4 million on a year-over-year basis, including the effects of SpeeCo. Improved product cost and mix increased gross profit by $10.8 million on a year-over-year basis, including the $3.8 million effect of lower average steel costs, as well as increased manufacturing efficiencies and cost absorption resulting from sharply higher production volumes compared to the prior year. However, steel costs began to increase again in the latter part of 2010 and we expect higher steel costs to negatively affect our gross profit in 2011. Slightly lower average selling prices and product mix reduced gross profit by $2.3 million and the net unfavorable effect of movement in foreign currency exchange rates further reduced gross profit by $9.4 million. Cost of goods sold in 2010 included non-cash purchase accounting charges of $3.4 million related to SpeeCo, and $1.7 million related to Carlton. Purchase accounting charges were $1.7 million in 2009 and related only to Carlton. Excluding the effects of purchase accounting for SpeeCo in 2010, our gross margin would have been 33.8 % in 2010, compared to 34.0% in 2009. We expect to recognize non-cash charges in cost of sales for amortization of purchase accounting adjustments related to SpeeCo and Carlton, including purchase accounting adjustments to Carlton’s property, plant, and equipment, of $7.0 million in 2011, $6.0 million in 2012, and $5.3 million in 2013.

Fluctuations in currency exchange rates decreased our gross profit in 2010 compared to 2009 by $9.4 million on a consolidated basis. The translation of stronger foreign currencies in Brazil and Canada into a relatively weaker U.S. Dollar resulted in higher reported manufacturing costs.

SG&A was $118.5 million in 2010 compared to $106.8 million in 2009, representing a year-over-year increase of $11.7 million (11.0%). As a percent of sales, SG&A decreased to 19.4% in 2010, compared to 21.9% in 2009. Excluding SpeeCo, compensation expense increased by $8.6 million from 2009 to 2010 reflecting increased headcount, increased variable compensation due to improved operating results, higher stock-based compensation expense, and merit raises implemented for most of our salaried employees in March of 2010. Advertising expense was $3.6 million higher in 2010 than in 2009, reflecting increased marketing efforts on new product releases and other advertising after our reduced level of advertising expenditures in 2009. Incremental expenses of $3.9 million were incurred in SG&A in 2010 related to our strategic initiatives, including projects to improve manufacturing and supply chain efficiency, as well as our acquisition program. Personnel-related costs for recruitment, relocation, travel, and training were also up $0.9 million on a year-over-year basis. Partially offsetting these increases was the non-recurrence of charges in 2009 totaling $8.6 million for settlement of a litigation matter, fees associated with the Company’s December refinancing activities, and costs associated with the transition of the Company’s Chief Executive Officer position. The acquisition of SpeeCo in August added $2.9 million in incremental SG&A expense during 2010. The translation of generally stronger foreign currencies into a weaker U.S. Dollar resulted in an increase in reported international SG&A expenses of $0.5 million from the prior year.

We maintain defined benefit pension plans covering most of our employees and retirees in the U.S., Canada, and Belgium. In addition, we maintain post-retirement medical and other defined benefit plans covering the majority of our employees and retirees in the U.S. The costs of these benefit plans are included in cost of goods sold and SG&A. The accounting effects and funding requirements for these plans are subject to actuarial estimates, actual plan experience, and the assumptions we make regarding future trends and expectations. See further discussion below of these key assumptions and estimates under “Critical Accounting Policies and Estimates”. Total expense recognized for these post-retirement benefit plans was $8.1 million in 2010 and $10.9 million in 2009. At December 31, 2010, we had $76.8 million of accumulated other comprehensive losses related to our pension and other post-employment benefit plans that will be amortized to expense over future years, including $4.2 million to be expensed in 2011.

On June 25, 2009, we sold the land and building formerly occupied by our European headquarters and distribution center. These operations have moved to new, nearby leased facilities. We recognized a pre-tax gain of $2.7 million on the sale.

During the second quarter of 2009, we closed our saw chain manufacturing plant in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. During 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs, and $0.8 million in other expenses. Of these charges, $0.3 million is included in cost of goods sold and $3.5 million is included in plant closure and severance costs in the 2009 Consolidated Statements of Income. The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2010 and 2009. We also took actions during 2009 to reduce the number of employees at certain of our other locations. During 2009, we recognized a total of $3.4 million in severance charges related to this reduction in force.

Operating income increased by $31.0 million (56.9%) from 2009 to 2010, resulting in an operating margin for 2010 of 14.0% of sales compared to 11.2% for 2009. The increased operating income was due to higher gross profit and the non-recurrence of plant closure and severance costs. Partially offsetting these increases were increased SG&A expense and the non-recurrence of the 2009 gain recognized on the sale of land and building in Europe.

Interest expense was $25.6 million in 2010 compared to $24.7 million in 2009. The increase was primarily due to incremental interest expense incurred prior to the redemption of our 8 7/8% senior subordinated notes. We incurred interest on $175.0 million borrowed under our new credit facilities and deposited with the trustee for the 8 7/8% notes for thirty days, while the notes continued to bear interest until the mandatory redemption waiting period expired and they could be repaid. Our variable interest rates on the revolving and term loans were higher in the beginning of 2010, following the increases in our interest rate premiums in conjunction with the amendments we completed in August and December of 2009. Our variable interest rates on the revolving and term loans then decreased with the amendment and restatement of our senior credit facilities in August 2010.

Other income (expense), net was a net expense of $7.4 million in 2010 compared to income of $0.2 million in 2009. The 2010 expense is primarily attributable to charges totaling $7.0 million related to our August 2010 refinancing transactions. These charges included the write off of unamortized deferred financing costs of $3.5 million, as well as transaction and legal fees of $3.5 million. The net other income in 2009 is largely attributable to gains on the sale of marketable securities.

The following table summarizes our income tax provision for continuing operations in 2010 and 2009:

	Year Ended December 31,
(Amounts in thousands)	2010	2009
Income from continuing operations before income taxes	$52,611	$30,266
Provision for income taxes	11,209	8,321

Income from continuing operations	$41,402	$21,945

Effective tax rate	21.3%	27.5%

The 2010 income tax provision reflects the release of a net amount of $6.8 million in previously provided income tax expense on uncertain tax positions resulting from the conclusion of an audit with the U.S. Internal Revenue Service (“IRS”) and the expiration of the statute of limitations for certain tax returns. Excluding the effect of this release, the effective tax rate for 2010 would have been 34.2%. The 2010 effective tax rate also differs from the federal statutory rate due to the favorable impact of lower taxes on our foreign operations, estimated tax credits for research and experimentation, the favorable effect of the domestic production deduction, and other permanent and temporary differences. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes. These reductions were partially offset by the $1.7 million impact of the change in tax deductibility related to the Medicare Part D prescription drug benefit we provide to certain of our U.S. retirees, additional tax expense on repatriation of foreign earnings, and state income taxes.

The Company sponsors various post-employment retiree medical benefit plans for certain employees in the U.S. The Company receives a Medicare Part D subsidy for a portion of the cost of providing prescription drug benefits under its retiree medical benefit plan. In March of 2010, new legislation was signed into law in the U.S. that makes this subsidy fully subject to federal income tax beginning in 2013. Previously, this subsidy was essentially exempt from federal income tax. Accordingly, the Company recognized a charge of $1.7 million to income tax expense in 2010, reflecting the write-off of the deferred tax asset related to this subsidy.

The effective tax rate for 2009 was reduced from the federal statutory rate by the impact of lower taxes on our foreign operations and the positive effect from finalization of our Advance Pricing Agreement (“APA”) with Canada and the U.S. Finalization of the APA resulted in the recognition of interest on refunds from prior years. Additionally, our effective tax rate in 2009 was reduced by federal and state tax credits. Partially offsetting these tax rate reductions were additional tax expenses recognized on interest and dividends repatriated from certain of our foreign locations.

Income from continuing operations in 2010 was $41.4 million, or $0.85 per diluted share, compared to $21.9 million, or $0.46 per diluted share, in 2009.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009
Operating income	$1,031	$1,667
Gain on disposal	11,941	—

Income from discontinued operations before income taxes	12,972	1,667
Income tax expense	7,174	619

Income from discontinued operations	$5,798	$1,048

Income from discontinued operations in the preceding table reflects the operating results of our gear components business and the gain on sale from the disposition on September 30, 2010.

Operating Results by Segment. The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). The Company has one reportable segment: Outdoor Products. The Outdoor Products segment is a global manufacturer and marketer of saw chain and guide bars for chainsaws, and replacement parts, equipment, and accessories for the forestry, lawn and garden, farm and ranch, and construction industries. The Company reports centralized administrative functions, gain or loss on sale of land and buildings, plant closure costs, and severance costs in the central administration and other category. The results of Gear Products were previously reported within the central administration and other category but are now reported as discontinued operations for all periods presented.

The following table reflects operating results by segment:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	Percent Change
Operating income:
Outdoor Products segment	$110,504	$79,925	38.3%
Central administration and other	(24,949)	(25,399)	(1.8)

Operating income	$85,555	$54,526	56.9%

Outdoor Products Segment. The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Central Administration and Other. The Central administration and other category decreased by $0.5 million from 2009 to 2010. This change reflected higher compensation expense of $5.6 million due to increased staffing levels, annual merit increases implemented in the first quarter of 2010, increased incentive compensation expense driven by improved operating results, and increased stock compensation expense from equity awards granted in the fourth quarter of 2009 and the first quarter of 2010 compared to no awards granted in the first nine months of 2009. In addition, costs and fees associated with our acquisition program increased 2010 expenses by $1.9 million, and the $2.7 million gain on sale of our land and building in Belgium in 2009 was not repeated in 2010. Offsetting these increases was the non-recurrence of the $6.9 million in 2009 plant closure and severance costs recognized in 2009, and a $2.8 million reduction in the cost of post-retirement benefit plans largely due to the increase in fair value of pension assets following the recovery in value during the second half of 2009, as well as funding contributions we made in 2010 and 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008

(Amounts in millions)	2009	2008	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$487.4	$565.6	$(78.2)

				$(93.9)	Sales volume
				23.2	Selling price and mix
				(7.5)	Foreign currency translation

Gross profit	165.5	186.5	(21.1)
Gross margin	34.0%	33.0%		(37.5)	Sales volume
				23.2	Selling price and mix
				(9.7)	Product cost and mix
				2.9	Foreign currency translation

SG&A	106.8	100.5	6.3
As a percent of sales	21.9%	17.8%		(4.2)	Compensation
				4.6	Employee benefits
				8.6	Litigation settlement, refinancing, and CEO transition costs
				2.6	Professional services
				(1.9)	Depreciation
				(1.9)	Advertising
				(2.6)	Foreign currency translation
				1.1	Other, net

Gain on sale of land and building	(2.7)	—	(2.7)

Plant closure and severance costs	6.9	1.7	5.2

Operating income	54.5	84.4	(29.9)
Operating margin	11.2%	14.9%		(21.1)	Decrease in gross profit
				(6.3)	Increase in SG&A
				2.7	Gain on sale of land and building
				(5.2)	Plant closure and severance costs

Income from continuing operations	21.9	36.9	(15.0)

				(29.9)	Decrease in operating income
				1.2	Decrease in net interest expense
				(1.6)	Change in other income (expense)
				15.2	Decrease in income tax provision

Income from discontinued operations	1.0	1.7	(0.7)

				(0.8)	Decrease in operating results
				0.2	Decrease in income tax provision

Net income	$23.0	$38.6	$(15.6)

Sales decreased $78.2 million (13.8%) from 2008 to 2009 primarily due to lower sales volume. This lower sales volume was partially offset by price and mix improvements of $23.2 million. Movement in foreign currency exchange rates from 2008 to 2009 further reduced sales by $7.5 million. This decreased sales volume is attributed to reduced demand for our products in 2009 due to the generally poor market conditions in 2009 during the world-wide economic downturn. International sales declined by 14.9% and U.S. sales decreased by 11.7%. Included in the international decrease is the $7.5 million unfavorable impact from movement in foreign currency exchange rates compared to 2008. Average selling prices and product mix increased due to pricing actions taken in late 2008, and due to a decrease in the proportion of OEM sales to total sales. OEM sales accounted for 22% of sales in 2009 compared to 24% of sales in 2008. Sales of forestry products, including cutting chain, guide bars, sprockets, and forestry accessories, decreased 15.3%, driven by decreased demand for our products, partially offset by average selling price increases. Sales of lawn and garden products, including lawnmower and edger blades, trimmer line, small engine parts, and related accessories, were down only 0.3% as favorable weather patterns in the U.S. contributed to relatively stable year-over-year sales unit volumes. Sales of concrete-cutting construction products decreased 29.9% from 2008 to 2009, due to weakness in the construction equipment markets in both Europe and North America.

Consolidated order backlog at December 31, 2009 was $78.1 million compared to $98.9 million at December 31, 2008, reflecting reduced order levels attributable to the world-wide economic downturn.

Gross profit decreased $21.1 million (11.3%) from 2008 to 2009. Gross margin in 2009 was 34.0% of sales compared to 33.0% in 2008. Lower sales unit volume reduced gross profit by $37.5 million on a year-over-year basis. Improved average selling prices and product mix increased gross profit by $23.2 million and the net favorable effect of movement in foreign currency exchange rates added $2.9 million to gross profit. Higher product cost and mix, excluding the foreign currency exchange effect from translating foreign operating costs into weaker U.S. Dollars, reduced gross profit by $9.7 million year-over-year. The higher product cost included higher year-over-year average steel costs of $1.8 million, as well as inflationary pressures from higher wages and other conversion costs, along with reduced efficiencies and cost absorption resulting from sharply lower production volumes compared to the prior year. Cost of sales included non-cash purchase accounting charges related to Carlton of $1.7 million in 2009 and $3.5 million in 2008.

Fluctuations in currency exchange rates increased our gross profit in 2009 compared to 2008 by $2.9 million on a consolidated basis. The translation of weaker average foreign currencies in Brazil and Canada into a stronger U.S. Dollar resulted in lower reported manufacturing costs. These cost decreases were partially offset by the negative effect of translating sales in Europe to U.S. Dollars with a weaker year-over-year Euro.

SG&A was $106.8 million in 2009 compared to $100.5 million in 2008, representing a year-over-year increase of $6.3 million (6.2%). As a percent of sales, SG&A increased to 21.9% in 2009, compared to 17.8% in 2008, reflecting the effect of lower sales revenue on the semi-fixed nature of certain SG&A expenses. Compensation expense decreased by $4.2 million, year-over-year, reflecting reductions in headcount, reduced variable compensation due to the downturn in our operating results, and lower stock-based compensation expense as stock award grants in 2009 were limited to new employees. Employee benefits expense increased due to higher pension costs related to the decrease in fair value of pension assets experienced in 2008. Total expense recognized for post-retirement benefit plans was $10.9 million in 2009 and $5.4 million in 2008. In addition, in the fourth quarter of 2009 we recorded incremental charges of $8.6 million for settlement of a litigation matter, fees associated with the Company’s December refinancing activities, and costs associated with the transition of the Company’s Chief Executive Officer position. Professional services increased $2.6 million, primarily due to higher legal and transaction costs, partially offset by reduced costs for audit and tax services. Depreciation expense reported in SG&A decreased by $1.9 million, primarily because our company-wide enterprise resource planning software became fully depreciated in 2008, and we transitioned from owned facilities to leased facilities at our European headquarters and distribution center. We reduced advertising expenses by $1.9 million year-over-year as part of our cost reduction actions for 2009. The translation of generally weaker average foreign currencies into a stronger U.S. Dollar resulted in a decrease in reported international SG&A expenses of $2.6 million from the prior year.

On June 25, 2009, we sold the land and building formerly occupied by our European headquarters and distribution center. These operations have moved to new, nearby leased facilities. We recognized a pre-tax gain of $2.7 million on the sale.

During the second quarter of 2009, we closed our saw chain manufacturing plant in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. During 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs, and $0.8 million in other expenses. Of these charges, $0.3 million is included in cost of goods sold and $3.5 million is included in plant closure and severance costs in the 2009 Consolidated Statements of Income. We also took actions during 2009 and 2008 to reduce the number of employees at certain of our other locations. During 2009, we recognized a total of $3.4 million in severance charges related to this reduction in force. We recognized severance charges of $1.7 million during 2008 for similar actions.

Operating income decreased by $29.9 million (35.4%) from 2008 to 2009, resulting in an operating margin for 2009 of 11.2% of sales compared to 14.9% for 2008. The decrease in operating income was due to lower gross profit, increased SG&A expenses and increased plant closure and severance charges in 2009. Partially offsetting these items was the gain recognized in 2009 on the sale of property in Europe.

Interest expense was $24.7 million in 2009 compared to $27.1 million in 2008. The decrease was primarily due to lower average debt balances in 2009 compared to 2008. Our variable interest rates increased during 2009 after the amendment of our revolving credit facility in April of 2009, and the amendment and restatement of our senior credit facilities in December 2009. Interest income was $0.2 million in 2009 and $1.4 million in 2008. Interest income in 2009 reflects lower average balances of cash and cash equivalents and lower average interest rates compared to 2008.

Other income was $0.2 million in 2009 compared to $1.8 million in 2008. The net other income in 2008 is largely attributable to gains on the sale of marketable securities.

The following table summarizes our income tax provision for continuing operations in 2009 and 2008:

	Year Ended December 31,
(Amounts in thousands)	2009	2008
Income from continuing operations before income taxes	$30,266	$60,485
Provision for income taxes	8,321	23,553

Income from continuing operations	$21,945	$36,932

Effective tax rate	27.5%	38.9%

The effective income tax rate decreased from 38.9% in 2008 to 27.5% in 2009 primarily due to differences in foreign versus domestic tax rates and shifts in pre-tax income among jurisdictions. The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate. The taxable income earned by our subsidiary in China increased significantly from 2008 to 2009, and we are currently operating at a reduced tax rate in China during the phase-out period of our previous tax holiday. During 2009, the stronger U.S. Dollar contributed to generation of tax deductible foreign currency losses at foreign subsidiaries that are not recognized for book purposes, thus lowering the effective tax rate reported on our book income. During 2008, the U.S. Dollar was generally weaker than these same foreign currencies which produced taxable foreign currency gains at foreign subsidiaries that were not recognized for book purposes, thereby increasing the effective tax rate reported on book income.

Income from continuing operations in 2009 was $21.9 million, or $0.46 per diluted share, compared to $36.9 million, or $0.77 per diluted share, in 2008.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2009	2008
Operating income	$1,667	$2,514
Income tax expense	619	847

Income from discontinued operations	$1,048	$1,667

Income from discontinued operations in 2009 reflects the operating results of our gear components business. Income from discontinued operations in 2008 reflects the operating results of our gear components business as well as wrap up expenses related to our discontinued Forestry Division, which was sold in 2007.

The following table reflects operating results by segment:

	Year Ended December 31,
(Amounts in thousands)	2009	2008	Percent Change
Operating income:
Outdoor Products segment	$79,925	$103,446	(22.7)%
Central administration and other	(25,398)	(19,060)	(33.3)

Operating income	$54,527	$84,386	(35.4)%

Outdoor Products Segment. The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Central Administration and Other. Central administrative expenses increased $6.3 million year-over-year including the following effects:

•	Increased costs of $3.6 million for employee benefits, primarily post-retirement benefits.

•	Increased legal fees, partially offset by reduced audit and tax fees, for a net increase of $1.4 million.

•	Reduced stock compensation expense of $1.7 million.

•	Costs of $3.5 million to close the manufacturing plant in Milan, Tennessee.

•	Increased severance cost of $1.7 million reflecting a significant reduction in force implemented in 2009.

•	Gain on sale of building of $2.7 million in 2009 with no comparable amount in 2008.

Financial Condition, Liquidity, and Capital Resources

Our debt has fluctuated significantly in recent years due to additional borrowings to fund acquisitions, repayments from operating cash flows, and repayments from the proceeds of the sale of Gear Products. We have also undertaken several refinancing transactions which have affected our borrowing capacity, borrowing rates, financial covenants, and other terms as further described below. General economic conditions and conditions in financial markets have also significantly affected the terms of our debt, including the interest rates we pay.

Long-term debt consisted of the following:

	As of December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility borrowings	$—	$3,400
Term loans	350,000	107,465
8 7/8% Senior subordinated notes	—	175,000

Total debt	350,000	285,865
Less current maturities	(10,250)	(5,013)

Long-term debt, net of current maturities	$339,750	$280,852
Weighted average interest rate at end of period	5.140%	7.542%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as agent on May 15, 2003. The agreement has been amended and restated on several occasions, including a significant amendment and restatement on August 9, 2010, and another amendment on January 28, 2011. As of December 31, 2010, the senior credit facilities consisted of a revolving credit facility, a term loan A, and a term loan B.

April 2009 Amendment to Revolving Credit Facility. On April 30, 2009, we entered into an amendment to the revolving credit facility that extended the maturity date to August 9, 2010, reduced the availability from $150.0 million to $90.0 million, and increased the interest rate and commitment fees. This amendment did not affect the term loan B facility in place at that time. The Company incurred fees and third party costs of $2.0 million related to this amendment.

December 2009 Amendment and Restatement of Senior Credit Facilities. On December 4, 2009, the senior credit facility was amended and restated to extend the maturity date for both the revolving credit facility and the term loan B facility to February 9, 2012, reduce the availability under the revolving credit facility from $90.0 million to $60.0 million, increase the interest rate on the term loan B, and modify certain financial covenants. The Company incurred fees and third party costs of $3.3 million related to this amendment and restatement. Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding at the time were not affected by this amendment and restatement, and the terms for this portion of the term loans remained unchanged, including interest at the prime rate and a maturity date of August 9, 2010. The principal amount of these unchanged term loans was included in current maturities of long-term debt on the Consolidated Balance Sheet as of December 31, 2009, and was paid in full on August 9, 2010.

August 2010 Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into an amendment and restatement of its senior credit facilities that included the following terms:

•	Maximum borrowings under the revolving credit facility were increased from $60.0 million to $75.0 million and the maturity date was extended to August 2015.

•	The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•	The interest rates on the revolving credit facility and the term loan B were changed, as described below.

•	A term loan A facility was established at $75.0 million with a maturity date of August 2015.

•	Certain financial and other covenants were amended and revised, as described below.

•	The Company paid $6.3 million in fees and transaction costs in connection with these transactions.

The Company used the $350.0 million combined proceeds of the term loans and repaid the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010, following the expiration of the required redemption notification period. In conjunction with the redemption of the 8 7/8% senior subordinated notes and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings up to $75.0 million, reduced by outstanding letters of credit and further restricted by a specific leverage ratio. As of December 31, 2010, the Company had the ability to borrow an additional $72.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest based on a LIBOR rate, as defined in the credit agreement (the “LIBOR Rate”), plus 3.50%, or the index rate, as described in the credit agreement (the “Index Rate”), plus 2.50%, and matures on August 9, 2015. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on Index Rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, and matures on August 9, 2015. The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date. Once repaid, principal under the term loan A facility may not be re-borrowed.

The term loan B bears interest at the LIBOR Rate plus 4.00%, or the Index Rate plus 3.00%, with a minimum rate of 5.50%, and matures on August 9, 2016. The term loan B facility requires quarterly principal payments of $0.7 million commencing on January 1, 2011, with a final payment of $259.2 million due on the maturity date. Once repaid, principal under the term loan B facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants relating to:

•	Maximum capital expenditures of $42.5 million per calendar year.

•

Minimum fixed charge coverage ratio of 1.15, defined as earnings from continuing operations before interest, taxes, depreciation, amortization, and certain other defined items (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other defined items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through December 31, 2010, then 4.00 through June 30, 2011, 3.75 through December 31, 2011, 3.50 through September 30, 2012, 3.25 through March 31, 2013, and 3.00 thereafter.

The status of financial covenants was as follows:

Financial Covenants	Requirement	December 31, 2010
Maximum capital expenditures in trailing 12 month period	$42.5 million	$20.0 million
Minimum fixed charge coverage ratio	1.15	1.87
Maximum leverage ratio	4.25	2.78

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets. We were in compliance with all debt covenants as of December 31, 2010. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of our assets.

The amended and restated senior credit facilities may be prepaid at any time. Through August 10, 2011, a 1% prepayment premium applies to any term loan B principal prepaid. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

Our debt is issued by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. During 2010, in conjunction with the amendment and restatement of our senior credit facility and the elimination of our senior subordinated debt, the ratings on the senior credit facility were lowered by Standard & Poor’s from BB+ to BB- and by Moody’s from Ba1 to Ba3. As of December 31, 2010, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-	Ba3
General credit rating	BB- /Stable	Ba3 /Stable

We intend to fund working capital, capital expenditures, acquisitions, debt service requirements, and obligations under our post-retirement benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operations, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-retirement benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Cash and cash equivalents at December 31, 2010 were $80.7 million compared to $55.1 million at December 31, 2009. A significant portion of this cash and cash equivalents is held by our foreign subsidiaries.

Net cash flows from operating activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Net income	$47,200	$22,993	$38,599
Adjustments to net income	27,578	31,088	32,002

Subtotal	74,778	54,081	70,601
Net changes in assets and liabilities	(18,900)	(369)	(9,585)
Discontinued operations	(6,712)	3,469	188

Net cash provided by operating activities	$49,166	$57,181	$61,204

Adjustments to net income in the table above include income from discontinued operations; charges for early extinguishment of debt; depreciation of property, plant, and equipment; amortization; stock compensation expense; asset impairment charges; deferred income taxes; (gain) loss on disposal of assets; and other non-cash items. Net changes in assets and liabilities, consists of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2010 net cash provided by operating activities of $49.2 million reflected the following significant items:

•	Net income of $47.2 million, less the income generated by discontinued operations of $5.8 million, for a year-over-year increase from 2009 of $19.5 million, reflecting improved operating results.

•	A charge of $7.0 million for early extinguishment of debt, resulting from our August 2010 refinancing transactions.

•	Depreciation of property, plant, and equipment totaling $21.0 million, an increase of $1.5 million from 2009, reflecting the addition of SpeeCo for part of the year and increased capital expenditures.

•

Amortization of intangible assets and deferred financing costs of $6.6 million, an increase of $1.1 million from 2009 due to the acquisition of SpeeCo, partially offset by reduced amortization related to Carlton.

•	Stock compensation and other non-cash charges of $3.8 million.

•	Deferred income taxes and a non-cash tax benefit from the net change in uncertain tax positions of $5.2 million.

•	An increase in inventories of $6.8 million, reflecting increased production levels and anticipated sales growth in the following year.

•	A net decrease of $3.2 million in accounts payable and accrued expenses, primarily the result of the timing of year-end disbursements.

•	A decrease in other liabilities of $11.7 million, primarily from cash contributions made to our post-retirement benefit plan obligations.

•

A net cash outflow for discontinued operations of $6.7 million, representing income taxes paid on the gain from the sale of Gear Products, partially offset by positive cash flow from operating the business through the date of sale.

2009 net cash provided by operating activities of $57.2 million reflected the following significant items:

•	Net income of $23.0 million, less income from discontinued operations of $1.0 million, for a net decrease of $15.0 million from 2008, reflecting a significant decline in operating results.

•	Depreciation of property, plant, and equipment totaling $19.5 million, a decrease of $0.8 million from 2008, reflecting reduced capital expenditures.

•	Amortization of intangible assets and deferred financing costs of $5.5 million, a decrease from 2008 of $1.8 million, reflecting a reduction in amortization related to Carlton.

•	Stock compensation and other non-cash charges of $3.8 million

•	An asset impairment charge of $2.0 million recognized when we closed our manufacturing plant in Milan, Tennessee.

•	Deferred income taxes and a non-cash tax benefit from the net change in uncertain tax positions of $3.8 million.

•	A gain on disposal of assets of $2.5 million, primarily related to the sale of land and building in Europe.

•	A decrease in inventories of $12.4 million, reflecting reduced production levels and an increase in order intake and product shipments experienced in the latter part of 2009.

•	A net decrease of $6.8 million in accounts payable and accrued expenses, primarily due to a reduced level of accrued expenses at the end of 2009 and the timing of year-end disbursements.

•	A decrease of $5.2 million in other liabilities, primarily related to cash contributions made to our post-retirement benefit plan obligations.

•	A net cash inflow from discontinued operations of $3.5 million, representing positive cash flow from operating Gear Products.

2008 net cash provided by operating activities of $61.2 million reflected the following significant items:

•	Net income of $38.6 million, less income from discontinued operations of $1.7 million.

•	Depreciation of property, plant, and equipment totaling $20.3 million.

•	Amortization of intangible assets and deferred financing costs of $7.4 million, primarily related to the acquisition of Carlton in May, 2008.

•	Stock compensation and other non-cash charges of $4.2 million.

•	Deferred income taxes and a non-cash tax benefit from the net change in uncertain tax positions of $3.9 million.

•	Gain on disposal of assets of $1.5 million, primarily from the sale of marketable securities.

•

A decrease in accounts receivable of $5.7 million, reflecting a lower level of sales in the last two months of 2008 compared to the last two months of 2007, as our order intake and shipments slowed down at the beginning of the global economic downturn.

•

An increase in inventory of $12.4 million, as production volumes exceeded shipments during the last few months of 2008, and higher steel costs increased year-end inventory values by approximately $4.1 million.

•	A decrease in other assets of $4.5 million, primarily due to the collection of a portion of the sales price for our 2007 sale of the Forestry Division, which had been held in escrow.

•	A net decrease of $5.3 million in accounts payable and accrued expenses, primarily due to the timing of year-end disbursements.

Cash contributions for pension and post-retirement benefit plans were $19.9 million in 2010, $18.5 million in 2009, and $7.1 million in 2008. Funding requirements for post-retirement benefit plans fluctuate significantly from year to year. See further discussion following under “Critical Accounting Policies and Estimates.” The Company intends to make contributions to our pension plans in 2011 of approximately $15 million to $17 million, including a voluntary contribution to the U.S. pension plan of $10 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets. The obligations under our other post-retirement benefit plans are made on a pay-as-you-go basis and we expect to pay between $2.8 million and $3.0 million in 2011 for these plans. We also make cash contributions to our U.S. 401(k) plan. We contributed $5.0 million in 2010, $4.7 million in 2009, and $5.0 million in 2008 to this plan. We expect to contribute between $5.2 million and $5.4 million to the 401(k) plan in 2011.

Net cash flows from investing activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Proceeds from sale of assets	$159	$3,290	$1,616
Purchases of property, plant, and equipment	(20,002)	(16,718)	(24,090)
Acquisitions, net of cash acquired	(90,854)	—	(64,399)
Discontinued operations	25,176	(575)	(227)

Net cash used in investing activities	$(85,521)	$(14,003)	$(87,100)

In 2010 we used $85.5 million of net cash in investing activities. The purchase of SpeeCo used $90.9 million, net of the cash SpeeCo had on the purchase date. We also sold Gear Products for $25.2 million in net proceeds during 2010.

In 2009 we used $14.0 million of net cash in investing activities. Sale of assets, primarily land and building in Europe, yielded $3.2 million in proceeds during 2009. Discontinued operations used $0.6 million in cash for capital expenditures at Gear Products.

In 2008 we used $87.1 million of net cash in investing activities. We paid $64.4 million for the acquisition of Carlton, net of the cash Carlton had on the purchase date. Discontinued operations used $0.3 million in cash for capital expenditures at Gear Products.

Purchases of property, plant, and equipment for all three years presented are primarily for productivity improvements, expanded manufacturing capacity and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling and existing equipment, with the rest devoted to capacity and productivity improvements, although this relationship varies from year to year. The relatively lower level of expenditures in 2009 reflects an effort to conserve cash during the economic downturn. In 2011, we expect to invest between $30 million and $40 million for property, plant, and equipment, primarily for incremental capacity expansion, ongoing productivity and cost improvements in our manufacturing processes, and routine replacement of machinery and equipment, including tooling that is consumed in the production process.

Cash flows from financing activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Net borrowings (repayments) of principal under revolving credit facility	$(3,400)	$(27,350)	$30,750
Borrowing under new term loans	350,000	—	—
Repayment of term loan principal	(107,465)	(12,305)	(2,230)
Repayment of 8 7/8% senior subordinated notes	(175,000)	—	—
Issuance, modification, and redemption costs	(6,267)	(5,311)	—
Proceeds and taxes related to stock-based compensation	3,405	(298)	1,069

Cash provided by (used in) financing activities	$61,273	$(45,264)	$29,589

2010 activity included the following:

•

The net repayment of all outstanding principal under the revolving credit facility utilizing proceeds from the issuance of new term loans, proceeds from the sale of Gear Products, and cash generated from operations.

•	Borrowing $350.0 million under two new term loans.

•	Repayment of $107.5 million of principal outstanding on our previous term loan B.

•	Repayment of $175.0 million for the redemption of all of our 8 7/8% senior subordinated notes.

•	$6.3 million spent on 2010 refinancing transactions to amend and restate our senior credit facilities and to redeem our 8 7/8% senior subordinated notes.

•	$2.4 million of proceeds from stock-based compensation and $1.0 million in related income taxes.

2009 activity included the following:

•	Repayment of $27.4 million of revolver principal and $12.3 million of term loan principal, utilizing cash generated from operations.

•	$5.3 million spent on 2009 refinancing activities to amend and extend our senior credit facilities.

•	$0.3 million of net cash outflow for taxes on stock-based compensation, net of the related proceeds from exercises by employees.

2008 activity included the following:

•	Net borrowings during the year of $30.8 million under our revolving credit facility, consisting of:

•	Borrowing of $58.5 million for the purchase of Carlton.

•	Repayment of $27.7 million of principal from available cash flows.

•	$2.2 million of scheduled term loan principal payments.

•	$0.6 million of proceeds from stock-based compensation and a $0.5 million related tax benefit.

As of December 31, 2010, our contractual and estimated obligations are as follows:

(Amounts in thousands)	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations (1)	$350,000	$10,250	$20,500	$58,000	$261,250
Estimated interest payments (2)	123,267	18,341	38,528	50,629	15,769
Purchase commitments (3)	90	90	—	—	—
Operating lease obligations (4)	21,235	3,526	5,157	3,166	9,386
Defined benefit pension obligations (5)	3,038	3,038	—	—	—
Other post-retirement obligations (6)	11,887	1,760	3,240	2,016	4,871
Other long-term liabilities (7)	212	212	—	—	—

Total contractual obligations	$509,729	$37,217	$67,425	$113,811	$291,276

(1)	Scheduled minimum principal payments on debt. Additional voluntary prepayments may also be made from time to time. Additional mandatory principal payments are required under certain circumstances.
(2)	Estimated future interest payments based on existing debt balances, timing of scheduled minimum principal payments, and estimated variable interest rates.
(3)	Does not include amounts recorded as current liabilities on the balance sheet.
(4)	See also Note 13 to Consolidated Financial Statements.
(5)	Current minimum funding requirements for defined benefit pension plans. These amounts do not include estimated future funding requirements for defined benefit pension plans of approximately $8.0 million in 2011 and each year thereafter. Actual funding requirements may vary significantly from these estimates based on actual return on assets, changes in assumptions, plan modifications, and actuarial gains and losses. See additional discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates.” Additional voluntary funding payments may also be made, and the Company intends to contribute between $15 and $17 million to these plans in 2011.
(6)	Estimated payments for various non-qualified retirement benefits. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See also Note 12 to Consolidated Financial Statements.
(7)	Consulting fees for certain former officers of the Company.

As of December 31, 2010, our recorded liability for uncertain tax positions was $14.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.

Off Balance Sheet Arrangements

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise had we engaged in such relationships.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on the Company’s Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the U.S.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity components, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements.

We record reductions to selling prices as products are shipped. These reductions are based on competitive and market conditions, promotional programs, and specific customer contracts in some instances. Some reductions are determined based on sales volumes or other measurements not yet finalized at the time of shipment. These reductions are estimated and recorded at the time of shipment either through a reduction to the invoice total or the establishment of a reserve or an accrual for settlement at a later date. The amount reserved or accrued may increase or decrease prior to payment due to customer performance and market conditions.

We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review and analysis of customer payments against terms, discussions with customers, and a review of customers’ financial statements and conditions through monitoring services. Based on these reviews and analyses, the allowance is adjusted in the appropriate period whenever the estimated collectability of an account changes. Additional allowances may be required based on future events or as we obtain new information about our customers’ credit and financial situations.

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

We perform an annual analysis for impairment of goodwill and other intangible assets with indefinite lives at the reporting unit level. We also perform an impairment analysis of goodwill and other indefinite-lived intangible assets whenever circumstances indicate that impairment may have occurred. The impairment tests are performed by estimating the fair values of the reporting units using a discounted projected cash flow model. We believe the discounted projected cash flow model is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is generally used when valuing businesses in our industry. However, the projected future cash flows are subject to uncertainty and estimation and actual future cash flows may differ significantly from these projections. For example, many of the factors described in “Risk Factors” could have a material adverse effect on these businesses and their future cash flows. We compare the estimated fair values based on discounted projected cash flows to the carrying values of the reporting units, including goodwill and other intangible assets. For the analysis performed for the year ended December 31, 2010, we used a discount rate of 11.8% based on our actual weighted average interest rate for debt financing and an assumed 15% return on equity, and we projected future cash flows for twelve years forward. The sum of the fair values of the reporting units is reconciled to our current market capitalization plus an estimated control premium. If the carrying amount of any reporting unit’s goodwill and other indefinite-lived intangible assets exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could create underperformance relative to projected future cash flows, which could result in the recognition of future impairments.

We incur expenses in connection with product liability claims as a result of alleged product malfunctions or defects. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, to defend or settle product liability claims for products manufactured during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated obligations. We estimate our product liability obligations on a case by case basis, in addition to a review of product performance trends and consideration of the potential liability for claims incurred but not yet reported or future claims on products we have previously manufactured. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

We incur expenses in connection with compliance with environmental laws and regulations for investigation, monitoring and, in certain circumstances, remediation of environmental contamination at our current and certain of our former operating locations. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for certain environmental claims for any contamination determined to have occurred during our ownership period for certain discontinued operations. In certain limited circumstances, we maintain insurance coverage for a portion of this exposure. We record a liability for our estimated obligations. We estimate our environmental remediation obligations on a situation by situation basis. These estimated obligations may be increased or decreased as more information on specific situations becomes available.

We incur expenses in connection with our self-insured program for workers’ compensation costs. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for workers’ compensation claims for injuries that occurred during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated obligations. We estimate our workers’ compensation obligations on a case by case basis, in addition to consideration of the potential liability for claims incurred but not yet reported. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

We determine the fair value of stock-based compensation awards using the Black-Scholes model. We use the simplified method described in SEC Staff Accounting Bulletin No. 107 for estimated lives of stock options and SARs. Assumptions for the risk-free interest rate, expected volatility, and dividend yield are based on historical information and management estimates.

We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets, the discount rate to be used in calculating the applicable benefit obligation and the anticipated inflation trend in future health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, applicable indices, historical results, changes in regulations, as well as to the requirements of Accounting Standards Codification (“ASC”) 715.

The net post-retirement obligation is included in employee benefit obligations on the Consolidated Balance Sheets. The total post-retirement obligations are reduced by the fair value of investment assets held in the related pension plan trusts. These pension assets consist of ownership interests in various mutual and commingled investment funds, which in turn hold investments in marketable debt and equity instruments and other investment assets. The fair value of these pension assets is determined in accordance with ASC 820. We determine the fair value of these assets by reference to quoted prices in active markets for identical assets and liabilities, where available (level 1). Where level 1 market prices are not available, we utilize significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations for which all significant assumptions are observable (level 2). Finally, if level 2 measurements are not available, we utilize significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities (level 3) to determine the fair values of such pension assets.

The weighted average assumed rate of return on pension plan assets was 7.9% for 2010. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our current weighting, which is 50% equity securities, 48% debt securities and 2% other for the U.S. plan, and 62% equities and 38% debt securities for the Canadian plan. To validate this assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most likely results. We believe this assumed rate of return is reasonable given the asset composition, long-term historic trends, and current economic and financial market conditions.

A weighted average discount rate assumption of 5.6% was used to determine our plan liabilities at December 31, 2010, consisting of 5.50% for the U.S. plan and 6.00% for the Canadian plan. The difference in discount rates between the two plans is attributable to differences in the relevant bond indices and market conditions between the U.S. and Canada as of December 31, 2010. We believe these discount rates are reasonable given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption, we obtained published indices for such bonds and our assumed discount rate is consistent with these indices. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on a hypothetical customized bond portfolio that more closely matches the expected cash outflows of our benefit obligation. Our assumed discount rate is consistent with this customized bond portfolio rate of return and with the relevant indices for similar debt securities.

We have assumed that health care costs will increase by 9% in 2011, 8% in 2012, 7% in 2013, 6% in 2014, and 5% in 2015 and beyond. This assumption is based on historical rates of inflation for health care costs and expectations for future increases in health care costs.

Our annual post-retirement expenses can be significantly impacted by changes in these assumptions. A 1% change in the return on assets assumption would change annual pension expense by $1.8 million in 2011. A 1% decrease in the discount rate would increase pension expense by $2.7 million in 2011, and a 1% increase in the discount rate would decrease pension expense by $2.3 million in 2011. A 1% increase in the health care cost trend assumption for 2011 and beyond would increase annual post-retirement medical costs by approximately $0.3 million per year and a 1% decrease in the health care cost trend assumption for 2011 and beyond would decrease annual post-retirement medical costs by approximately $0.2 million a year.

We account for uncertain tax positions in accordance with ASC 740-10, which specifies the accounting treatment for uncertainty in income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many assumptions and judgments regarding our income tax exposures. Interpretations of income tax laws and regulations and guidance surrounding them change over time. Changes in our assumptions and judgments can materially affect amounts recognized in the Consolidated Financial Statements.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2010, we have a deferred tax asset valuation allowance of $2.3 million, primarily related to foreign tax credit carryforwards and state tax net operating loss carryforwards.

Recent Accounting Pronouncements

In the opinion of management, there are currently no recent accounting pronouncements to be adopted in the future that are expected to have a significant effect on our financial reporting. See also Note 21 to Consolidated Financial Statements included in Item 8.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,” “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties, including those set forth in Item 1A, “Risk Factors,” and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates, rates of return and the anticipated effects of discontinued operations involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivative financial instruments. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes.

Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate lock contracts to hedge the interest rate of an anticipated debt issue. During 2010, we redeemed in full our only fixed rate debt, the 8 7/8% senior subordinated notes. As of December 31, 2010, all of our outstanding debt is subject to variable interest rates. At December 31, 2010 and 2009, no derivative financial instruments were outstanding to hedge interest rate risk on debt. The amended and restated senior credit facility requires that we enter into derivative interest rate contracts to either fix or cap the interest rate on a minimum of 35% of the variable rate term loans outstanding. Those derivative interest contracts are required to be entered into no later than February 5, 2011, and extend for a minimum of two years thereafter. In February 2011, we entered into an interest rate cap agreement covering an initial notional amount of $121.6 million of term loan principal outstanding that caps the maximum underlying LIBOR reference rate at 5.00%. These caps will be designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value.

Our term loan B under the senior credit facilities place a 1.50% floor on the LIBOR reference rate, such that after consideration of the 4.00% premium over LIBOR that we pay, the effective minimum rate on the term loan B is 5.50%. With LIBOR at historically low levels as of December 31, 2010, a 100 basis point increase in LIBOR would not have affected the interest rate we are currently paying on the term loan B, because the floor is currently in effect. However, a hypothetical 100 basis point increase in the interest rates we pay on our variable rate debt for the duration of one year would have increased interest expense by approximately $2.0 million in 2010. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments. At December 31, 2009, we had derivative financial instruments outstanding representing variable-to-fixed interest rate swaps on cash equivalents in Brazil to protect the return on those investments. These contracts were not designated as hedging instruments. The total notional amount of such instruments was $13.0 million at December 31, 2009. There were no such instruments outstanding at December 31, 2010.

Foreign Currency Exchange Risk. Approximately 18% of our sales and 33% of our operating costs and expenses were transacted in foreign currencies in 2010. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada, Brazil, and China, and local currency sales and expenses in Europe and Japan. During 2009 and 2008, we used derivative instruments to protect the U.S. Dollar value of cash equivalents held in Brazil. We did not use such derivative instruments in Brazil during 2010.

We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”) for contract manufacturing services performed on our behalf. Beginning in the fourth quarter of 2008, we selectively hedged a portion of the anticipated payment transactions with Blount Canada that were subject to foreign exchange exposure, using zero cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero cost collar instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method under ASC 815 to determine the hedge effectiveness of our zero cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates. As of December 31, 2010 and 2009, the total notional amount of such contracts outstanding was $34.5 million and $30.3 million, respectively. During 2010 and 2009, we recognized gains of $2.4 million and $0.9 million, respectively, in earnings from these contacts as they matured. During 2008, none of these contracts had matured and therefore we did not recognize any amount in earnings. We have not recognized any amount in earnings in the years ended December 31, 2010, 2009, or 2008 due to ineffectiveness of these hedging instruments.

We may, in the future, decide to manage our exposures to currency exchange rate fluctuations through derivative products. The table below illustrates the estimated effect on our 2010 operating results of a hypothetical 10% change in major currencies (defined for us as the Euro, Canadian Dollar, Brazilian Real, Chinese RMB, Swiss Franc, Japanese Yen, and Swedish Krona):

	Effect of 10% Weaker U.S. Dollar –Increase (Decrease)
(Amounts in thousands)	Sales	Cost of Sales	Operating Income
Euro	$5,649	$2,782	$1,161
Canadian Dollar	1,387	5,979	(5,022)
Brazilian Real	—	2,597	(3,083)
Chinese RMB	193	1,076	(1,003)
Swiss Franc	—	1,143	(1,143)
Japanese Yen	1,168	149	867
Swedish Krona	847	106	557

Commodity Price Risk. We secure raw materials through purchasing functions at each of our manufacturing locations. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price, and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not hedged against the price volatility of any raw materials by using any derivative instruments during 2010, 2009, or 2008.

Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing, where our costs rose sharply in 2008, rose slightly further in 2009, decreased in the first half of 2010 and then rose again in the second half of 2010. We purchased approximately $73.6 million of steel in 2010, which was our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $7.4 million effect on pre-tax income in 2010. We utilize multiple suppliers to purchase steel. We estimate the impact to cost of sales in the Consolidated Statements of Income from changes in our cost of purchased steel was an increase of $7.9 million from 2007 to 2008, an increase of $1.0 million from 2008 to 2009, and a decrease of $3.8 million from 2009 to 2010. Some selling prices to our customers have been increased, in part to offset the increase in steel commodity costs. We source many of our lawn and garden products, and our farm, ranch, and agriculture products, from Asia, in certain cases through brokers, and we anticipate expanding this practice in the future.

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

Three directors of the Company, who are not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee is responsible for the appointment of the independent registered public accounting firm, and reviews with the independent registered public accounting firm, management, and the internal auditors, the scope and the results of the annual audit, the effectiveness of our internal controls over financial reporting, disclosure controls and procedures, and other matters relating to financial reporting and the financial affairs of Blount International, Inc. as they deem appropriate. The independent registered public accounting firm and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management excluded the internal controls over financial reporting of SpeeCo, which was acquired by the Company during 2010 in a purchase business combination, from its assessment of the Company’s internal control over financial reporting as of December 31, 2010. The acquired SpeeCo business represented approximately 19% of the Company’s total assets as of December 31, 2010 and approximately 6% of its consolidated net revenues for the year then ended.

Internal controls over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited the Consolidated Financial Statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report which appears herein.

/s/ Joshua L. Collins	/s/ Calvin E. Jenness
Chairman and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.:

In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Blount International Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Controls over Financial Reporting, management has excluded its SpeeCo operations from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded SpeeCo from our audit of internal control over financial reporting. SpeeCo is a wholly-owned subsidiary whose total assets and total net revenues represent approximately 19% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 9, 2011

CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2010	2009	2008
Sales	$611,480	$487,366	$565,557
Cost of sales	407,454	321,885	379,016

Gross profit	204,026	165,481	186,541
Selling, general, and administrative expenses	118,471	106,769	100,495
Gain on sale of land and building	—	(2,701)	—
Plant closure and severance costs	—	6,887	1,660

Operating income	85,555	54,526	84,386
Interest income	119	206	1,389
Interest expense	(25,636)	(24,707)	(27,094)
Other income (expense), net	(7,427)	241	1,804

Income from continuing operations before income taxes	52,611	30,266	60,485
Provision for income taxes	11,209	8,321	23,553

Income from continuing operations	41,402	21,945	36,932

Discontinued operations:
Income from discontinued operations before taxes	12,972	1,667	2,514
Income tax provision	7,174	619	847

Income from discontinued operations	5,798	1,048	1,667

Net income	$47,200	$22,993	$38,599

Basic income per share:
Continuing operations	$0.86	$0.46	$0.78
Discontinued operations	0.13	0.02	0.03

Net income	$0.99	$0.48	$0.81

Diluted income per share:
Continuing operations	$0.85	$0.46	$0.77
Discontinued operations	0.12	0.02	0.03

Net income	$0.97	$0.48	$0.80

Weighted average shares used in per share calculation:
Basic	47,917	47,758	47,510
Diluted	48,508	48,274	48,130

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$80,708	$55,070
Accounts receivable, net of allowance for doubtful accounts of $1,490 and $3,339, respectively	79,223	74,475
Inventories	100,445	78,179
Deferred income taxes	9,462	5,528
Other current assets	19,064	23,962

Total current assets	288,902	237,214
Property, plant, and equipment, net	108,348	114,470
Deferred income taxes	1,439	16,006
Intangible assets	57,573	12,371
Assets held for sale	900	900
Goodwill	103,700	66,071
Other assets	20,025	36,534

Total Assets	$580,887	$483,566

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$10,250	$5,013
Accounts payable	35,032	31,539
Accrued expenses	55,626	50,614
Deferred income taxes	447	501

Total current liabilities	101,355	87,667
Long-term debt, excluding current maturities	339,750	280,852
Deferred income taxes	11,404	4,695
Employee benefit obligations	64,556	75,780
Other liabilities	21,424	41,312

Total liabilities	538,489	490,306

Commitments and contingent liabilities
Stockholders’ equity (deficit):
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,236,247 and 47,759,331 outstanding, respectively	482	478
Capital in excess of par value of stock	587,894	581,211
Accumulated deficit	(509,355)	(556,555)
Accumulated other comprehensive loss	(36,623)	(31,874)

Total stockholders’ equity (deficit)	42,398	(6,740)

Total Liabilities and Stockholders’ Equity (Deficit)	$580,887	$483,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$47,200	$22,993	$38,599
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(5,798)	(1,048)	(1,667)
Early extinguishment of debt	7,010	—	—
Depreciation of property, plant, and equipment	20,971	19,450	20,285
Amortization of intangible assets and deferred financing costs	6,628	5,548	7,351
Stock compensation and other non-cash charges	3,810	3,815	4,157
Asset impairment charges	264	1,960	—
Excess tax expense (benefit) from stock-based compensation	(1,340)	73	(463)
Deferred income taxes and change in uncertain tax positions, net	(5,169)	3,813	3,876
(Gain) loss on disposal of assets	1,202	(2,523)	(1,537)
Changes in assets and liabilities, net of impact of acquisitions and dispositions:
(Increase) decrease in accounts receivable	1,048	649	5,725
(Increase) decrease in inventories	(6,788)	12,442	(12,446)
(Increase) decrease in other assets	1,741	(1,517)	4,476
Increase (decrease) in accounts payable	(6,883)	2,734	(6,271)
Increase (decrease) in accrued expenses	3,708	(9,493)	996
Increase (decrease) in other liabilities	(11,726)	(5,184)	(2,065)
Discontinued operations	(6,712)	3,469	188

Net cash provided by operating activities	49,166	57,181	61,204

Cash flows from investing activities:
Proceeds from sale of assets	159	3,290	1,616
Purchases of property, plant, and equipment	(20,002)	(16,718)	(24,090)
Acquisitions, net of cash acquired	(90,854)	—	(64,399)
Discontinued operations	25,176	(575)	(227)

Net cash used in investing activities	(85,521)	(14,003)	(87,100)

Cash flows from financing activities:
Net borrowings (repayments) of principal under revolving credit facility	(3,400)	(27,350)	30,750
Proceeds from term loans	350,000	—	—
Repayment of term loan principal	(107,465)	(12,305)	(2,230)
Repayment of 8 7/8% senior subordinated notes	(175,000)	—	—
Issuance, modification, and redemption costs related to debt	(6,267)	(5,311)	—
Excess tax (expense) benefit from stock-based compensation	1,340	(73)	463
Proceeds from stock-based compensation activity	2,398	283	606
Payment of employee taxes on restricted stock awards	(333)	(508)	—

Net cash provided by (used in) financing activities	61,273	(45,264)	29,589

Effect of exchange rate changes	720	(1,119)	(3,007)

Net increase (decrease) in cash and cash equivalents	25,638	(3,205)	686
Cash and cash equivalents at beginning of year	55,070	58,275	57,589

Cash and cash equivalents at end of year	$80,708	$55,070	$58,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares (in 000’s)	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2007	47,292	$473	$575,595	$(618,147)	$(12,067)	$(54,146)

Net income				38,599		38,599
Other comprehensive income (loss):
Foreign currency translation adjustment					(1,574)	(1,574)
Unrealized losses					(2,524)	(2,524)
Pension liability adjustment					(28,213)	(28,213)

Comprehensive income, net						6,288
Exercise of stock options	322	3	1,066			1,069
Stock compensation expense			3,269			3,269

Balance December 31, 2008	47,614	476	579,930	(579,548)	(44,378)	(43,520)

Net income				22,993		22,993
Other comprehensive income (loss):
Foreign currency translation adjustment					646	646
Unrealized gains					2,519	2,519
Pension liability adjustment					9,339	9,339

Comprehensive income, net						35,497
Stock options, stock appreciation rights, and restricted stock	145	2	(301)			(299)
Stock compensation expense			1,582			1,582

Balance December 31, 2009	47,759	478	581,211	(556,555)	(31,874)	(6,740)

Net income				47,200		47,200
Other comprehensive income (loss):
Foreign currency translation adjustment					309	309
Unrealized losses					(963)	(963)
Pension liability adjustment					(4,095)	(4,095)

Comprehensive income, net						42,451
Stock options, stock appreciation rights, and restricted stock	477	4	3,393			3,397
Stock compensation expense			3,290			3,290

Balance December 31, 2010	48,236	$482	$587,894	$(509,355)	$(36,623)	$42,398

Other comprehensive income (loss):
Year ended December 31, 2008						$(32,311)
Year ended December 31, 2009						12,504
Year ended December 31, 2010						(4,749)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Headquartered in Portland, Oregon, Blount International, Inc. and its subsidiaries (the “Company”) is a global manufacturer and marketer of equipment, accessories, and replacement parts to sold to consumers and professionals in select end-markets, including the forestry, lawn and garden, farm, ranch, agriculture, and construction sectors. The Company manufactures and markets branded products in focused end-markets, serving professional loggers, arborists, construction workers, homeowners, equipment dealers, small farmers, and OEMs. The Company’s manufactured products include forestry-related products such as cutting chain, guide bars, and sprockets for chainsaw use, lawnmower and edger blades, electric and gas-powered log splitters, and concrete-cutting equipment. The Company maintains manufacturing facilities in the U.S., Canada, Brazil, and China. We also market and distribute other products and accessories closely aligned with the products that we manufacture, including cutting line and spools for line trimmers, safety equipment and clothing, small engine replacement parts, small tractor linkage parts and attachments, and other accessories used in the forestry, lawn and garden, farm, ranch, agriculture, and construction markets. Many of the products we manufacture are sold to OEMs for use on new chainsaws and landscaping equipment, or for private branding purposes.

Basis of Presentation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the U.S. All significant intercompany balances and transactions have been eliminated.

Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. Dollars, monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate, while other assets (principally property, plant, and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as “other comprehensive income (loss)” in stockholders’ equity (deficit). Foreign currency transaction gains and losses from settling transactions denominated in currencies other than the U.S. Dollar are recognized in the Consolidated Statements of Income when realized.

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

Inventories. Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories by the first in, first out (“FIFO”) method. The Company writes down its inventories for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant, and Equipment. Property, plant, and equipment is stated at cost and is depreciated on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements: 10 to 45 years; machinery and equipment: 3 to 10 years; furniture, fixtures, and office equipment: 3 to 10 years; and transportation equipment: 3 to 15 years. Gains or losses on disposal are reflected in income. Property, plant, and equipment under capital lease is capitalized, with the related obligations stated at the principal portion of future lease payments.

Interest cost incurred during the period of construction of plant and equipment is capitalized. Capitalized interest was $0.1 million in 2010, $0.3 million in 2009 and $0.2 million in 2008.

Goodwill and Other Intangible Assets with Indefinite Useful Lives. The Company accounts for goodwill and other intangible assets with indefinite useful lives under ASC 350. Under the provisions of ASC 350, the Company performs an annual review for impairment at the reporting unit level. The Company also performs an impairment analysis whenever circumstances indicate that impairment may have occurred. The impairment tests are performed by estimating the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The sum of the fair values of the reporting units is reconciled to the Company’s current market capitalization, plus an estimated control premium. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit’s fair value were the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could cause underperformance relative to projected future cash flows that would create future impairments. No impairments have been recognized in 2010, 2009 or 2008 for goodwill or other intangible assets with indefinite useful lives.

Deferred Financing Costs. The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the straight line method, which approximates the effective interest rate method. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to other expense, and similarly adjusts the future amortization expense.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. During 2009, the Company recognized an impairment charge of $2.0 million for the closure of our manufacturing facility in Milan, Tennessee. The Company recognized an impairment charge of $0.3 million in 2010, and no impairment charges were recognized in 2008.

Income Taxes. In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The American Jobs Creation Act of 2004 includes a deduction of up to 9 percent (when fully phased-in) of “qualified production activities income,” as defined in the law and subject to certain limitations. The benefit of this deduction is accounted for as a special deduction when realized in accordance with ASC 740-10, Section 55. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.

Product Liability. The Company monitors claims that relate to the alleged malfunction or defects of its products that may result in an injury to the equipment operator or others. The Company records an accrued liability and charge to cost of sales for its estimated obligation as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims develops.

Environmental Remediation Liabilities. The Company is conducting several testing, monitoring, and in some cases, remediation efforts regarding environmental matters at certain of its current and former operating sites. In addition, from time to time, regulatory bodies and third parties have asserted claims to the Company alleging responsibility for environmental remediation. The Company records an accrued liability and charge to expense for its estimated cost of environmental remediation as situations are evaluated. The accrual may increase or decrease as new information is received, or changes in estimate are developed.

Insurance Accruals. It is the Company’s policy to retain a portion of expected losses related to general and product liability, workers’ compensation, and vehicle liability losses through retentions or deductibles under its risk management and insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the ultimate undiscounted aggregate liabilities for claims incurred.

Warranty. The Company offers certain warranties with the sale of its products. An estimate of warranty costs is recognized at the time the related revenue is recognized and the warranty obligation is recorded as a charge to cost of sales and as a liability on the balance sheet. Warranty cost is estimated using historical customer claims, supplier performance, and new product performance.

Derivative Financial Instruments. The Company accounts for derivative financial instruments in accordance with ASC 815. The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and commodity prices. The Company’s risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate, and commodity price exposures. The policy specifies that derivatives are not to be used for speculative or trading purposes. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2010, derivatives consisted of foreign currency hedge instruments. As of December 31, 2009, derivatives consisted of foreign currency hedge instruments and interest rate swaps. Changes in the fair value of non-hedging derivative instruments are reported in current earnings. Changes in the fair value of hedging derivative instruments are recognized in other comprehensive income (loss) until the instrument is settled, at which time the gain or loss is recognized in current earnings. See further information in Note 19.

Revenue Recognition. Revenue is recognized when persuasive evidence that a sales arrangement exists, title and risk of loss have passed, the price to the customer is fixed or determinable, and collectability is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company’s sales transactions. There are an insignificant amount of shipments with FOB destination or similar shipping terms, for which revenue is not recognized until delivery has occurred.

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

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are accrued over the period the revenues are recognized. Advertising costs were $7.3 million, $3.4 million, and $5.4 million for 2010, 2009, and 2008, respectively.

Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials, and outside services. These costs were $11.0 million, $8.5 million, and $8.4 million for 2010, 2009, and 2008, respectively.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income, net cash flows, or net stockholders’ equity (deficit).

NOTE 2: ACQUISITIONS

Acquisition of SpeeCo on August 10, 2010

On August 10, 2010, we acquired all of the outstanding stock of SpeeCo. SpeeCo, located in Golden, Colorado, is a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expands our product offerings to our current markets and customers, as well as offering opportunities for synergies in the areas of marketing, sales, and distribution, including marketing SpeeCo’s products to our international customers, and for back office consolidation of support functions. We also expect to benefit from the acquisition of SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

We paid $90.9 million in cash for SpeeCo, net of cash acquired. As part of the stock acquisition we assumed liabilities totaling $31.0 million. Pursuant to the terms of the Agreement, none of SpeeCo’s debt was assumed by Blount. Additionally, we incurred legal and other third party fees totaling $0.7 million, resulting in a total cash outflow of $91.6 million for the acquisition. These fees were expensed to SG&A in the Consolidated Statements of Income in 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.

The Company accounted for the acquisition in accordance with ASC 805. Accordingly, SpeeCo’s assets and liabilities were recorded at their estimated fair values on the date of acquisition. The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing and assembly process, and the normal gross profit margin typically associated with its sale. The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash flows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce. Approximately $7.0 million of the SpeeCo goodwill is amortizable and deductible for U.S. income tax purposes. The Company has conducted a preliminary assessment of liabilities arising from tax matters related to SpeeCo, and has recognized provisional amounts in its initial accounting for the acquisition for the identified tax liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

A summary of the SpeeCo purchase price allocation is presented below.

(Amounts in thousands)	August 10, 2010
Cash	$816
Accounts receivable, net of allowance for doubtful accounts of $293	7,525
Inventories	18,868
Current intangible assets subject to amortization	401
Other current assets	1,282
Property, plant, and equipment, net	1,812
Non-current intangible assets subject to amortization	43,214
Goodwill and other intangible assets not subject to amortization	48,762

Total assets acquired	$122,680

Current liabilities	$13,762
Non-current liabilities	106
Deferred income tax liability	17,142

Total liabilities assumed	31,010

Cash paid for acquisition, before consideration of cash acquired	$91,670

The operating results of SpeeCo are included in the Company’s Consolidated Financial Statements from the acquisition date forward, including sales of $34.2 million and income from continuing operations before income taxes of $2.1 million. Included in cost of sales for 2010 are non-cash charges totaling $3.4 million for amortization of intangible assets and expense for the step-up to fair value of inventories related to SpeeCo. See also Note 7.

The following unaudited pro forma results present the estimated effect as if the acquisition of SpeeCo had occurred on January 1, 2009. The unaudited pro forma results include the historical results of SpeeCo, pro forma purchase accounting effects, pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects. In addition to the pro forma amortization of intangible asset adjustments to fair value, the unaudited pro forma results for all periods presented include charges of $0.5 million to expense the adjustment of inventory to estimated fair value and $0.4 million to amortize the estimated fair value of SpeeCo’s backlog on the date of acquisition.

	Year ended December 31,
	2010		2009
(Amounts in thousands)	As Reported	Pro Forma (Unaudited)	As Reported	Pro Forma (Unaudited)
Sales	$611,480	$656,610	$487,366	$558,657
Net income	47,200	48,025	22,993	21,665

Basic income per share	$0.99	$1.00	$0.48	$0.45
Diluted income per share	0.97	0.98	0.48	0.45

Acquisition of Carlton on May 2, 2008

On May 2, 2008, the Company acquired all of the outstanding stock of Carlton, a manufacturer of cutting chain for chainsaws located near Portland, Oregon. The Company paid a total of $66.2 million in cash for Carlton, including related acquisition costs of $1.5 million, and also assumed liabilities totaling $21.3 million. Carlton had $1.8 million in cash on the date of acquisition, resulting in a net cash outflow of $64.4 million for the acquisition. The acquisition was financed with a combination of cash on hand and $58.5 million borrowed under the Company’s revolving credit facility. The operating results of Carlton are included in the Company’s Consolidated Financial Statements from the date of acquisition forward. The acquisition of Carlton represented further expansion of the Company’s core business in components for chainsaws, and offers opportunities for operating synergies in the areas of sales, marketing, manufacturing, distribution, and administrative functions.

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

A summary of the Carlton purchase price allocation is presented below.

(Amounts in thousands)	May 2, 2008
Cash	$1,801
Accounts receivable, net of allowance for doubtful accounts of $1,590	14,808
Inventories	9,958
Current intangible assets subject to amortization	1,240
Other current assets	348
Property, plant, and equipment, net	26,703
Non-current intangible assets subject to amortization	8,790
Goodwill and other intangible assets not subject to amortization	22,587
Non-current deferred tax asset	1,267

Total assets	$87,502

Current liabilities	$7,645
Non-current liabilities	3,430
Deferred income tax liability	10,227

Total liabilities assumed	21,302

Cash paid for acquisition, before consideration of cash acquired	$66,200

Included in operating results are non-cash charges totaling $1.8 million for 2010, $1.7 million for 2009, and $3.5 million in 2008, respectively, for amortization of intangible assets, depreciation of the step-up to fair value for property, plant, and equipment and, in 2008 only, expensing of the step-up to fair value for inventories related to Carlton. See also Note 7.

The following unaudited pro forma results present the estimated effect as if the acquisition had occurred on January 1, 2008. The unaudited pro forma results include the historical results of Carlton, pro forma purchase accounting effects, pro forma interest expense effects of additional borrowings to fund the transaction and the related pro forma income tax effects. In addition to the pro forma amortization of tangible and intangible asset adjustments to fair value, the unaudited pro forma results include a charge of $1.7 million to expense the adjustment of inventory to estimated fair value.

	Year ended December 31, 2008
(Amounts in thousands)	As Reported	Pro Forma (Unaudited)
Sales	$565,557	$585,700
Net income	38,599	38,830

Basic income per share	$0.81	$0.82
Diluted income per share	0.80	0.81

NOTE 3: RESTRUCTURING ACTIVITIES

Gain on Sale of Land and Building. On June 25, 2009, we sold the land and building formerly occupied by our European headquarters and distribution center. These operations have been moved to new, nearby leased facilities. We recognized a pre-tax gain of $2.7 million on the sale.

Plant Closure Costs. During the second quarter of 2009 we closed our manufacturing plant in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. During 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs, and $0.8 million in other expenses. Of these charges, $0.3 million is included in cost of goods sold within the Outdoor Products segment and $3.5 million is included in plant closure and severance costs in the 2009 Consolidated Statements of Income. The land and building are currently being marketed for sale and are included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2010 and 2009.

Severance Costs. We took actions during 2009 and 2008 to reduce the number of employees at certain of our other locations. During 2009, we recognized and paid a total of $3.4 million in severance charges related to this reduction in force. We recognized and paid severance charges of $1.7 million during 2008 for similar actions.

NOTE 4: INVENTORIES

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2010	2009
Raw materials and supplies	$16,529	$11,510
Work in progress	14,986	13,095
Finished goods	68,930	53,574

Total inventories	$100,445	$78,179

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	December 31,
(Amounts in thousands)	2010	2009
Land	$7,202	$7,392
Buildings and improvements	56,061	58,335
Machinery and equipment	212,919	222,545
Furniture, fixtures, and office equipment	29,817	28,783
Transportation equipment	931	1,116
Construction/acquisition in progress	8,743	6,345
Accumulated depreciation	(207,325)	(210,046)

Total property, plant, and equipment, net	$108,348	$114,470

NOTE 6: DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding loan. See also Note 9.

During the year ended December 31, 2010, the following activity occurred:

(Amounts in thousands)
Balance at December 31, 2009	$7,077
Financing costs deferred	2,793
Write off due to pre-payments of principal	(25)
Write off due to early extinguishment of debt	(3,511)
Amortization	(2,246)

Balance at December 31, 2010	$4,088

Scheduled amortization, assuming no further cost deferrals or prepayments of principal, is as follows:

(Amounts in thousands)	Estimated Annual Amortization
2011	$871
2012	871
2013	871
2014	871
2015	548
2016	56

Total amortization	$4,088

NOTE 7: INTANGIBLE ASSETS

The following table summarizes intangible assets related to SpeeCo, Carlton, and earlier acquisitions:

		December 31,
		2010		2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill, SpeeCo acquisition	Indefinite	$42,794	$—	$—	$—
Goodwill, Gear Products (Note 20)	Indefinite	—	—	5,165	—
Goodwill, previous acquisitions	Indefinite	60,906	—	60,906	—

Total goodwill		103,700	—	66,071	—
Trademarks and trade names	Indefinite	11,469	—	5,500	—

Total with indefinite lives		115,169	—	71,571	—

Backlog	0.1 – 0.7	1,641	1,641	1,240	1,240
Covenants not to compete	2 – 4	1,112	595	590	328
Patents	11 - 13	5,320	687	518	518
Customer relationships	10 - 19	46,090	5,136	8,200	1,591

Total with finite lives		54,163	8,059	10,548	3,677

Total intangible assets		$169,332	$8,059	$82,119	$3,677

Amortization expense for intangible assets was $4.4 million, $1.5 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Amortization expense for these intangible assets is expected to total $6.8 million in 2011, $5.8 million in 2012, $5.1 million in 2013, $4.7 million in 2014, and $4.2 million in 2015.

Goodwill and indefinite-lived intangible assets are evaluated for impairment a minimum of once per year. Through December 31, 2010, no impairment of these assets has been recognized. Of the total recorded goodwill, $33.8 million is deductible for tax purposes, and is being amortized on the U.S. tax return. The accumulated tax amortization on this deductible goodwill was $23.4 million and $17.3 million at December 31, 2010 and 2009, respectively.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(Amounts in thousands)	2010	2009
Salaries, wages, and related withholdings	$27,133	$19,070
Employee benefits	5,460	6,591
Advertising	5,260	3,229
Accrued customer incentive programs	4,802	3,635
Product liability	4,016	3,841
Accrued taxes	2,758	1,303
Accrued professional services fees	1,308	1,282
Accrued interest	536	6,983
Other	4,353	4,680

Total accrued expenses	$55,626	$50,614

NOTE 9: DEBT

Long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2010	2009
Revolving credit facility borrowings	$—	$3,400
Term loans	350,000	107,465
8 7/8% Senior subordinated notes	—	175,000

Total debt	350,000	285,865
Less current maturities	(10,250)	(5,013)

Long-term debt, net of current maturities	$339,750	$280,852

Weighted average interest rate on outstanding debt	5.14%	7.54%

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2011	$10,250
2012	10,250
2013	10,250
2014	10,250
2015	47,750
Thereafter	261,250

Total debt	$350,000

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., first entered into a credit agreement with General Electric Capital Corporation as agent on May 15, 2003. The agreement has been amended and restated on several occasions, including a significant amendment and restatement on August 9, 2010, and another amendment on January 28, 2011. As of December 31, 2010, the senior credit facilities consisted of a revolving credit facility, a term loan A, and a term loan B.

April 2009 Amendment to Revolving Credit Facility. On April 30, 2009, we entered into an amendment to the revolving credit facility that extended the maturity date to August 9, 2010, reduced the availability from $150.0 million to $90.0 million, and increased the interest rate and commitment fees. This amendment did not affect the term loan B facility in place at that time. The Company incurred fees and third party costs of $2.0 million related to this amendment.

December 2009 Amendment and Restatement of Senior Credit Facilities. On December 4, 2009, the senior credit facility was amended and restated to extend the maturity date for both the revolving credit facility and the term loan B facility to February 9, 2012, reduce the availability under the revolving credit facility from $90.0 million to $60.0 million, increase the interest rate on the term loan B, and modify certain financial covenants. The Company incurred fees and third party costs of $3.3 million related to this amendment and restatement. Existing term loans representing $3.9 million of the total of $107.5 million term loan principal outstanding at the time were not affected by this amendment and restatement, and the terms for this portion of the term loans remained unchanged, including interest at the prime rate and a maturity date of August 9, 2010. The principal amount of these unchanged term loans was included in current maturities of long-term debt on the Consolidated Balance Sheet as of December 31, 2009, and was paid in full on August 9, 2010.

August 2010 Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into an amendment and restatement of its senior credit facilities that included the following terms:

•	Maximum borrowings under the revolving credit facility were increased from $60.0 million to $75.0 million and the maturity date was extended to August 2015.

•	The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•	The interest rates on the revolving credit facility and the term loan B were changed, as described below.

•	A term loan A facility was established at $75.0 million with a maturity date of August 2015.

•	Certain financial and other covenants were amended and revised, as described below.

•	The Company paid $6.3 million in fees and transaction costs in connection with these transactions.

The Company used the $350.0 million combined proceeds of the term loans and repaid the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010, following the expiration of the required redemption notification period. In conjunction with the redemption of the 8 7/8% senior subordinated notes and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings up to $75.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2010, the Company had the ability to borrow an additional $72.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, and matures on August 9, 2015. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on Index Rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at the LIBOR Rate plus 3.50%, or the Index Rate plus 2.50%, and matures on August 9, 2015. The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date. Once repaid, principal under the term loan A facility may not be re-borrowed.

The term loan B bears interest at the LIBOR Rate plus 4.00%, or the Index Rate plus 3.00%, with a minimum rate of 5.50%, and matures on August 9, 2016. The term loan B facility requires quarterly principal payments of $0.7 million commencing on January 1, 2011, with a final payment of $259.2 million due on the maturity date. Once repaid, principal under the term loan B facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants relating to:

•	Maximum capital expenditures of $42.5 million per calendar year.

•

Minimum fixed charge coverage ratio of 1.15, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through December 31, 2010, then 4.00 through June 30, 2011, 3.75 through December 31, 2011, 3.50 through September 30, 2012, 3.25 through March 31, 2013, and 3.00 thereafter.

In addition, there are covenants or restrictions relating to, among other categories, acquisitions, investments, loans and advances, indebtedness, dividends on our stock, and the sale of stock or assets. We were in compliance with all debt covenants as of December 31, 2010. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of our assets.

The amended and restated senior credit facilities may be prepaid at any time. Through August 10, 2011, a 1% prepayment premium applies to any term loan B principal prepaid. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

Our debt is issued by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

NOTE 10: INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Current
Federal	$7,828	$2,343	$10,717
State	1,973	186	(6)
Foreign	4,521	4,266	9,797
Deferred
Federal	2,846	2,257	3,081
State	447	89	794
Foreign	768	(201)	17

Provision for income taxes	$18,383	$8,940	$24,400

The provision is reported as follows:
Continuing operations	$11,209	$8,321	$23,553
Discontinued operations	7,174	619	847

Provision for income taxes	$18,383	$8,940	$24,400

The Company also recorded the following deferred tax amounts directly to the components of stockholders’ equity (deficit):

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Pension liability adjustment	$701	$(5,680)	$17,286
Change in unrealized losses (gains)	261	(1,000)	246
Stock options exercised	1,341	(73)	463

Income from continuing operations before income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Income before income taxes:
Domestic	$27,521	$2,383	$31,403
Foreign	25,090	27,883	29,082

Total	$52,611	$30,266	$60,485

A reconciliation of the provision (benefit) for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes was as follows:

	% of income (loss) before tax
	2010	2009	2008
U.S. Federal statutory tax rate	35.0%	34.0%	35.0%
Impact of earnings of foreign operations	(6.6)	(17.0)	(0.6)
Repatriation of foreign earnings	1.7	2.5	2.3
Federal and state research tax credits	(1.7)	(1.1)	(0.7)
State income taxes, net of federal tax benefit	0.9	0.3	1.0
Permanent differences	(0.8)	2.2	1.3
Change in deferred tax balance related to Medicare Part D	3.3	—	—
Change in uncertain tax positions	(12.4)	5.2	2.0
Other	2.0	1.8	(1.4)

Effective income tax rate before valuation allowance	21.4	27.9	38.9
Valuation allowance	(0.1)	0.1	—

Effective income tax rate after valuation allowance	21.3%	28.0%	38.9%

The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate. For example, our subsidiary in China is currently taxed at a reduced tax rate during the phase-out period of our previous tax holiday. Under this tax holiday program, our tax rate was zero through 2008, 12.5% for 2009, 2010, and 2011, and will revert to the full statutory rate of 25% beginning in 2012. Also, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from year to year. Movements in currency exchange rates can generate tax deductible foreign currency losses and taxable foreign currency gains at our foreign subsidiaries that are not recognized for book purposes, thus impacting the effective tax rate reported on our book income. Different allocations in the proportional taxable income among jurisdictions from year to year can also affect the impact of state income taxes. Changes in estimated tax contingencies can also significantly impact our effective tax rate from year to year.

The components of deferred income tax assets (liabilities) applicable to temporary differences at December 31, 2010 and 2009 are as follows:

	December 31,
(Amounts in thousands)	2010	2009
Deferred tax assets:
Employee benefits and compensation	$25,421	$30,602
Other accrued expenses	10,120	8,106
Net operating loss, capital loss, and credit carryforwards	2,593	3,007
Foreign	3,928	3,510

Gross deferred tax assets	42,062	45,225
Less valuation allowance	(2,314)	(2,366)

Deferred tax assets net of valuation allowance	39,748	42,859

Deferred tax liabilities:
Property, plant, and equipment and intangible asset basis differences	(36,181)	(21,325)
Foreign	(4,517)	(5,196)

Total deferred tax liabilities	(40,698)	(26,521)

Net deferred tax asset (liability)	$(950)	$16,338

We currently have no federal Net Operating Loss (“NOL”) carryforward. We estimate our state NOL carryforwards are $18.5 million as of December 31, 2010. These carryforwards expire at various dates from 2011 through 2024. Additionally, we have a foreign tax credit carryforward of approximately $1.7 million that expires in 2011. The state NOL and other carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of these tax credit and state NOL carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can all be fully utilized.

The periods from 2008 through 2010 remain open for review by the IRS. In 2009, the Company entered into a Bilateral Advance Pricing Agreement (“BAPA”) with the Canada Revenue Agency (“CRA”) and the IRS. This BAPA brings relative certainty with respect to transfer pricing between the U.S. and Canada for the years 2002 through 2011.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings indefinitely. As of December 31, 2010, undistributed earnings of international subsidiaries were approximately $174.9 million. Repatriation of foreign earnings in 2010, 2009, and 2008 pertained to current earnings of one foreign subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Balance at beginning of period	$29,754	$28,590	$28,024
Increase (decrease) for tax positions taken during a prior period	(1,458)	91	566
Increase for tax positions taken during the current period	—	1,073	—
Settlements	(766)	—	—
Statute of limitations expirations	(15,625)	—	—

Balance at end of period	$11,905	$29,754	$28,590

These unrecognized tax benefits are included in other liabilities on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, the Company had recorded $2.2 million and $4.1 million of accrued interest and penalties related to uncertain tax positions, respectively. During the year ended December 31, 2010, the Company recognized a net income tax benefit of $1.9 million for the reversal of previously recognized interest and penalties related to uncertain tax positions. During the years ended December 31, 2009 and 2008, the Company recognized net income tax expense of $0.9 million and $0.7 million, respectively, for interest and penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $11.9 million as of December 31, 2010 and $29.8 million as of December 31, 2009. Based on current information, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations. However, an unfavorable resolution of the Company’s global tax uncertainties could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations in the periods in which the matters are ultimately resolved.

Based on the potential outcome of these uncertainties or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, excluding changes to valuation allowances, are estimated to range between zero and $11 million.

NOTE 11: RETIREMENT PLANS

Funded Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans covering most of its employees in the U.S., Canada, and Belgium. The U.S. plan was frozen effective January 1, 2007, and employees who were participants in the U.S. plan and the associated nonqualified plan on that date ceased accruing benefits. New employees are not eligible to participate in the U.S. plans. All retirement benefits accrued up to the time of the freeze were preserved.

The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2010 and 2009 were as follows:

	Pension Benefits
(Amounts in thousands)	2010	2009
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(182,040)	$(171,563)
Service cost	(2,525)	(2,268)
Interest cost	(10,600)	(10,400)
Actuarial losses	(15,251)	(8,224)
Benefits and plan expenses paid	12,236	10,415

Projected benefit obligations at end of year	(198,180)	(182,040)

Change in plan assets:
Fair value of plan assets at beginning of year	155,711	123,106
Actual return on plan assets	20,101	28,144
Company contributions	15,994	14,876
Benefits and plan expenses paid	(12,236)	(10,415)

Fair value of plan assets at end of year	179,570	155,711

Net funded status at end of year	$(18,610)	$(26,329)

Amounts recognized on the Consolidated Balance Sheets:

Non-current assets	$1,450	$—
Non-current liabilities	(20,060)	(26,329)

The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2010 and 2009 totaled $184.5 million and $171.6 million, respectively.

The fair value of plan assets was as follows:

	December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$282	$282	$—	$—
Guaranteed insurance contracts	2,287	—	2,287	—
U.S. large cap equity securities	44,257	—	44,257	—
U.S. small/mid cap equity securities	4,169	—	4,169	—
International equity securities	41,492	—	41,492	—
Emerging markets equity securities	3,638	—	3,638	—
U.S. debt securities	54,487	—	54,487	—
International debt securities	23,627	—	23,627	—
Hedge funds	5,331	—	—	5,331

Total fair value of plan assets	$179,570	$282	$173,957	$5,331

	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$217	$217	$—	$—
Guaranteed insurance contracts	2,681	—	2,681	—
U.S. large cap equity securities	36,895	—	36,895	—
U.S. small/mid cap equity securities	4,445	—	4,445	—
International equity securities	34,105	—	34,105	—
Emerging markets equity securities	3,114	—	3,114	—
U.S. debt securities	47,948	—	47,948	—
International debt securities	21,082	—	21,082	—
Hedge funds	5,224	—	—	5,224

Total fair value of plan assets	$155,711	$217	$150,270	$5,224

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

When developing fair value measurements, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs.

The money market mutual funds are valued by reference to quoted market prices.

The guaranteed insurance contracts are valued based on information provided by the investment custodians.

The U.S. large cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with large market capitalizations. These funds seek long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan’s investment custodians.

The U.S. small/mid cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with small to medium market capitalizations. These funds seek higher rates of long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan’s investment custodians.

The international equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of international companies in developed countries. These funds seek long-term growth and invest in diversified portfolios across multiple industries and geographic regions. These funds are valued based on information provided by the plan’s investment custodians.

The emerging markets equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of international companies in developing countries with emerging economies. These funds seek higher rates of long-term growth and invest in diversified portfolios across multiple industries and geographic regions. These funds are valued based on information provided by the plan’s investment custodians.

The U.S. debt securities consist of mutual funds and commingled pooled funds that invest in debt securities of U.S. companies. These funds seek lower volatility than equity investments and invest in diversified portfolios across multiple industries and with varying maturity periods. These funds are valued based on information provided by the plan’s investment custodians.

The international debt securities consist of mutual funds and commingled pooled funds that invest in debt securities of companies outside the U.S. These funds seek lower volatility than international equity investments and invest in diversified portfolios across multiple industries and geographies, as well as with varying maturity periods. These funds are valued based on information provided by the plan’s investment custodians.

The hedge funds consist of investments in partnerships and other entities that in turn invest in portfolios of underlying securities. The fund manager seeks returns that move in the opposite direction of the securities to which they are hedged. These funds are valued based on information provided by the plan’s investment custodians.

The financial statements of the funds are audited annually by independent accountants. The value of the underlying investments is determined by the investment manager based on the estimated fair value of the various holdings of the portfolio as reported in the financial statements at net asset value. The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The assets of these plans are invested in various investment securities. There were no significant concentrations of investment risk in plan assets. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amount of the plan assets.

There were no significant transfers between assets in Level 1 and Level 2, except for amounts moved from Level 2 to money market mutual funds for the purpose of making cash disbursements for plan expenses and benefit payments. The Level 1 and Level 2 plan assets above may generally be redeemed with 5 or fewer days notice. The Level 3 plan assets above may be redeemed with a minimum of 30 days notice and after certain other conditions are met.

The change in fair value of Level 3 plan assets for the year ended December 31, 2010 was as follows:

(Amounts in thousands)	2010
Fair value at beginning of year	$5,224
Actual return on assets:
Relating to assets still held at end of year	107
Relating to assets sold during the year	—
Purchases, sales, and settlements	—
Transfers in/out of Level 3	—

Fair value at end of year	$5,331

The projected benefit payments for these plans over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Benefit Payments
2011	$8,388
2012	8,802
2013	9,166
2014	9,725
2015	10,287
2016 – 2020	61,986

Total estimated benefit payments over next ten years	$108,354

The Company annually contributes the required minimum amounts required by pension funding regulations. From time to time, the Company also makes additional voluntary contributions to these plans in order to increase the funding levels and reduce the amount of required future contributions, as well as to reduce the amount of expense recognized for these plans. The Company expects to contribute approximately $15 million to $17 million to its funded pension plans in 2011, including $10 million of voluntary contribution to the U.S. defined benefit pension plan.

Unfunded Supplemental Non-Qualified Retirement Plans

The Company sponsors various supplemental non-qualified retirement plans covering certain employees and former employees in the U.S. These plans were frozen effective January 1, 2007, and employees who were participants in these nonqualified plans on that date ceased accruing benefits. New employees are not eligible to participate in these plans. All retirement benefits accrued up to the time of the freeze were preserved.

The changes in benefit obligations and funded status of these non-qualified plans for the years ended December 31, 2010 and 2009 were as follows:

	Unfunded Retirement Plans
(Amounts in thousands)	2010	2009
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(5,733)	$(5,840)
Service cost	—	—
Interest cost	(319)	(325)
Actuarial losses	(231)	(91)
Benefits and plan expenses paid	583	523

Projected benefit obligations at end of year	(5,700)	(5,733)

Net unfunded status at end of year	$(5,700)	$(5,733)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(556)	$(539)
Non-current liabilities	(5,144)	(5,194)

Net liability recognized on the Consolidated Balance Sheets	$(5,700)	$(5,733)

The Company accounts for its defined benefit pension plans in accordance with ASC 715. The net obligation for the Company’s pension plans is included in employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for funded and unfunded pension benefits follow:

	Pension Benefits Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$2,524	$2,268	$3,767
Interest cost	10,920	10,725	10,945
Expected return on plan assets	(12,258)	(10,178)	(14,074)
Amortization of actuarial losses	3,702	5,055	1,103
Amortization of prior service cost	(6)	(6)	(6)
Recognized loss due to special termination benefits	—	—	392

Total net periodic benefit cost recognized in income statement	$4,882	$7,864	$2,127

Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$3,936	$(14,305)	$45,158
Prior service cost	6	6	6

Total recognized in accumulated other comprehensive loss	$3,942	$(14,299)	$45,164

Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	6.1%	6.2%	6.1%
Discount rate used to determine year end benefit obligations	5.6%	6.0%	6.1%
Expected return on assets used to determine net periodic benefit cost	7.9%	8.2%	8.3%
Rate of compensation increase	3.0%	3.5%	3.5%

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2011 are actuarial losses of $4.2 million and prior service costs of $6 thousand.

The Company annually evaluates and selects the discount rates to be used for its pension plans. Consideration is given to relevant indices for high quality fixed rate debt securities, as well as comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for the respective plans, as of the measurement date. The expected long-term rate of return on assets was chosen from the range of likely results of compound average annual returns based on the current investment policies. The expected return and volatility for each asset class was based on historical equity, bond, and cash returns over a twenty year time horizon, based on repetitive modeling of outcomes using an extended period of historical actual results. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. For the U.S. retirement plan the allocation of pension plan assets as of December 31, 2010 and 2009 and target allocation as of December 31, 2010 are as follows:

	Percentage of Plan Assets
	Actual Allocation December 31,		Target Allocation
	2010	2009
Money market mutual funds	0.2%	0.2%	2.0%
U.S. large cap equity securities	28.7%	28.1%	26.2%
U.S. small/mid cap equity securities	3.4%	3.3%	3.0%
International equity securities	14.9%	14.7%	14.3%
Emerging markets equity securities	1.6%	1.6%	1.5%
U.S. debt securities	44.8%	45.1%	46.0%
International debt securities	2.0%	2.0%	2.0%
Hedge funds	4.4%	4.9%	5.0%

For the Canadian retirement plan the allocation of pension plan assets as of December 31, 2010 and 2009 and target allocation as of December 31, 2010 are as follows:

	Percentage of Plan Assets
	Actual Allocation December 31,		Target Allocation
	2010	2009
U.S. large cap equity securities	16.8%	15.0%	17.0%
U.S. small/mid cap equity securities	0.0%	2.0%	0.0%
International equity securities	42.0%	39.5%	42.0%
Emerging markets equity securities	3.1%	2.9%	3.0%
International debt securities	38.1%	40.6%	38.0%

Defined Contribution Plan

The Company also sponsors a 401(k) plan covering substantially all U.S. employees and matches a portion of employee contributions. The 401(k) Plan was amended in August, 2006 to provide an additional annual Company contribution, effective January 1, 2007, of 3%, 4% or 5% of base compensation, depending upon the participant’s years of service. The new contributions are made whether or not the employee contributes to the plan. Total expense recognized for the 401(k) Plan was $5.1 million in 2010, $4.7 million in 2009, and $5.2 million in 2008.

NOTE 12: OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors two unfunded post-retirement medical programs covering many of its current and former employees in the U.S. and one post-retirement death benefit plan covering a limited number of former employees.

The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2010 and 2009, were as follows:

	Other Post-Retirement Benefits
(Amounts in thousands)	2010	2009
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(37,854)	$(38,071)
Service cost	(270)	(266)
Interest cost	(2,095)	(2,021)
Participant contributions	(1,890)	(1,604)
Actuarial losses, net	(1,273)	(103)
Benefits and plan expenses paid	5,256	4,211

Projected benefit obligations at end of year	$(38,126)	$(37,854)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	3,366	2,607
Participant contributions	1,890	1,604
Benefits and plan expenses paid	(5,256)	(4,211)

Fair value of plan assets at end of year	—	—

Net unfunded status at end of year	$(38,126)	$(37,854)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(2,801)	$(2,912)
Non-current liabilities	(35,325)	(34,942)

Net liability recognized on the Consolidated Balance Sheets	$(38,126)	$(37,854)

The projected benefit payments for these plans, net of the estimated Medicare Part D subsidy expected to be received by the Company over the next ten years, are estimated as follows:

(Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2011	$3,145	$267	$2,878
2012	3,088	286	2,802
2013	3,107	300	2,807
2014	3,115	314	2,801
2015	3,098	324	2,774
2016 – 2020	15,007	1,669	13,338

Total estimated benefit payments over next ten years	$30,560	$3,160	$27,400

The Company expects to meet funding requirements for its unfunded post-retirement medical and other benefit plans on a pay-as-you-go basis during 2011.

The Company accounts for post-retirement medical plans in accordance with ASC 712. The obligation for the other post-retirement benefit plans is reported in employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other post-retirement benefits follow:

	Other Post-Retirement Benefits Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$270	$266	$253
Interest cost	2,095	2,021	2,155
Amortization of actuarial losses	849	765	830
Amortization of prior service cost	—	—	7

Total net periodic benefit cost recognized in income statement	$3,214	$3,052	$3,245

Amount recognized in accumulated other comprehensive loss:
Actuarial losses (gains)	$(424)	$(663)	$627

Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	5.8%	5.8%	6.3%
Discount rate used to determine year end benefit obligations	5.8%	5.8%	5.8%

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2011 is $0.9 million in actuarial losses.

The Company annually evaluates and selects the discount rates to be used in accounting for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 10% in 2008, 9% in 2009 and 10% in 2010. As of December 31, 2010, the annual rate of increase in cost of health care benefits is assumed to be 9% in 2011, declining by 1% per year until 5% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2010:

(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$269	$(222)
Effect on other post-retirement benefit obligations	3,525	(2,960)

NOTE 13: COMMITMENTS

The Company leases office space and equipment under operating leases expiring in one to 13 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, are as follows: 2011: $3.5 million; 2012: $3.1 million; 2013: $2.1 million; 2014: $1.7 million; 2015: $1.4 million; 2016 and beyond: $9.4 million. Rentals charged to costs and expenses for continuing operations under cancelable and non-cancelable lease arrangements were $3.6 million, $2.2 million, and $2.2 million in 2010, 2009, and 2008, respectively. As of December 31, 2010 the Company did not have any material capital leases.

Guarantees and other commercial commitments include the following:

(Amounts in thousands)	December 31, 2010
Product warranty	$616
Letters of credit outstanding	3,087
Other financial guarantees	1,066

Total	$4,769

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See also Note 9.

Changes in the warranty reserve were as follows:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Balance at beginning of period	$125	$136	$160
Warranty reserve of acquired businesses	421	—	—
Warranty reserve related to discontinued operations	(40)	—	—
Accrued warranty expense	1,495	735	317
Payments made (in cash or in-kind)	(1,385)	(746)	(341)

Balance at end of period	$616	$125	$136

The warranty reserve is included in accrued expenses on the Consolidated Balance Sheets. The warranty reserve related to Gear Products was assumed by the buyer under the terms of the stock purchase agreement. See also Note 20.

Other guarantees and claims arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability, and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity. See also Note 14.

NOTE 14: CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation, and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2010 and December 31, 2009, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. During 2007 and 2008, WDOE requested that the participating PLPs conduct further study and prepare a new “scope of work.” It is likely that such new scope of work, once proposed by the participating PLPs and approved by WDOE, will result in additional work and costs in the future. The Company may or may not be required to contribute to the cost of this new or any subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the years ended December 31, 2010, 2009, and 2008 in connection with the remediation efforts at the Site.

In March 2010, the Company received an offer from Region 9 of the Environmental Protection Agency of the U.S. to resolve its potential liability regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California, involving a subsidiary of the former Omark Industries, Inc., which merged with the Company in 1985. The Company submitted its consent to enter into an administrative settlement agreement for the Company’s pro rata share of the site’s clean-up costs as a de minimis participant. Accordingly, the Company recognized a charge of $0.1 million in the first quarter of 2010 in settlement of this matter. However, the settlement agreement was subject to a public comment period of 30 days and other procedures pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. In February 2011, the Company received notice from the EPA that the de minimis settlement agreement has been accepted by a sufficient number of parties and payment of $0.1 million was made to the EPA on March 1, 2011.

With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that in 1989 contamination of soil and groundwater by trichloroethylene (“TCE”) and other volatile organic compounds (“VOCs”) was discovered at Carlton’s facility located in Milwaukie, Oregon (the “Carlton Site”) in connection with the removal of two underground storage tanks. On November 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997, and 2000, pursuant to which the Company continues to investigate, remediate, and monitor the contamination under the supervision of the DEQ. The Company has accrued an amount based upon the current estimated potential remediation costs of the clean-up at the Carlton Site through the year 2028. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows. In addition, beginning October 2010 and continuing through November 2012, the Company is receiving and expects to continue to receive insurance proceeds to reimburse certain of the expenditures for this remediation effort.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. However, during the year ended December 31, 2009, the Company recognized a total of $8.7 million in expense related to legal settlements, the majority of which pertained to a single case in which the Company was a defendant on a patent infringement claim.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 15: EARNINGS PER SHARE DATA

The number of shares used in the denominators of the income per share computations was as follows:

Weighted Average Common Shares:	Year Ended December 31,
(In thousands)	2010	2009	2008
Shares for basic income per share computation – weighted average common shares outstanding	47,917	47,758	47,510
Dilutive effect of common stock equivalents	591	516	620

Shares for diluted income per share computation	48,508	48,274	48,130

Common stock equivalents excluded from computation as anti-dilutive	961	1,696	2,113

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

There were 121 thousand unvested restricted stock and restricted stock units considered participating securities at December 31, 2010. The allocation of undistributed earnings (net income) to the participating securities under the two class method had the effect of decreasing basic earnings per share (“EPS”) by $0.01 and had no effect on the calculation of diluted EPS.

NOTE 16: STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718. All share-based compensation to employees, directors, and others who perform services for the Company is valued at fair value on the date of grant and expensed over the applicable service period.

On April 25, 2006, the Company’s stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the 1999 and 2000 stock incentive plans were replaced at that time. The 2006 Plan provides for a variety of stock-based award instruments and terms. Stock awards generally vest over a three year period and carry a ten year expiration term. The maximum number of shares that may be awarded under the 2006 Plan was initially set at 4,236,919, of which 736,919 represented shares that remained unused under the 1999 and 2000 plans that were transferred to the 2006 Plan. The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000. Outstanding stock-based awards issued under the 1999 and 2000 plans remain unaffected by the adoption of the 2006 Plan. Outstanding stock-based awards issued under the 1999 and 2000 plans are transferred to the 2006 Plan upon expiration or forfeiture for use in future grants.

The fair values of options and stock-settled stock appreciation rights (“SARs”) were estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2008, 2009, and 2010 was derived from the “simplified” method. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate. The Company generally applies an estimated average forfeiture rate on its broad-based stock awards granted to a diverse population of employees, which reduces the expense recognized. A zero percent forfeiture rate assumption was applied on the two stock grants made in 2009 to two new executive officers, as the Company estimates that such grants will not result in any forfeitures. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the life of the stock awards.

The following assumptions were used to estimate fair value of stock options and SARs:

	Year Ended December 31,
	2010	2009	2008
Estimated average lives	6 years	6 years	6 years
Risk-free interest rate	2.8%	2.7%	2.7%
Expected volatility	49.7%	44.5%-44.9%	32.4%
Weighted average volatility	49.7%	44.9%	32.4%
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$5.94	$4.26	$4.37
Estimated forfeiture rate	5.0%	0.0%	5.5%

A summary of stock option and stock-settled SARs activity is presented in the following tables:

	Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in 000’s)			(in 000’s)
Outstanding options and SARs at beginning of period	3,516	$10.21
SARs granted	565	11.82
Options exercised	(431)	5.04
SARs exercised	(16)	11.82
Options forfeited or expired	(2)	16.62
SARs forfeited or expired	(65)	12.23

Outstanding options and SARs at end of period	3,567	11.04	6.1	$18,834

Outstanding options at end of period	1,972	$9.11	5.4	$14,146
Outstanding SARs at end of period	1,595	13.43	6.9	4,688

Options exercisable at end of period	1,406	9.08	4.0	$10,182
SARs exercisable at end of period	987	14.41	5.7	2,048

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Intrinsic value of options exercised	$3,512	$418	$1,181
Estimated fair value of options and SARs that vested	2,890	1,815	1,515
Share-based compensation cost recognized in income	3,290	1,582	3,269
Total tax benefit related to share-based compensation recognized	1,016	441	1,031
Total amount of cash received from options exercised	2,170	283	606
Tax (expense) benefit realized from options exercised	1,340	(73)	463
Cash used to settle equity instruments	—	—	—

As of December 31, 2010, the total compensation cost related to awards not yet recognized was $5.6 million. The weighted average period over which this expense is expected to be recognized is two years. The Company’s policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, some of the stock options, SARs, restricted stock, and restricted stock units (“RSUs”) granted by the Company before 2009 are eligible for continued vesting upon a qualified retirement of the employee. ASC Section 718 requires that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are eligible for a qualified retirement prior to the completion of the vesting period. The net effect of applying accelerated expense recognition for those employees who were eligible for retirement on the grant date, or became eligible for retirement within the vesting period, was a decrease of $0.4 million during the year ended December 31, 2010, a decrease of $1.2 million during the year ended December 31, 2009, and an increase of $0.1 million during the year ended December 31, 2008.

Restricted Stock Awards. The following activity occurred in the periods indicated:

(Amounts in thousands)	Year Ended December 31,
	2010	2009	2008
Restricted stock shares awarded	—	—	54
RSUs awarded	119	—	125

Total fair value of restricted stock and RSUs awarded	$1,413	$—	$2,148
Total expense recognized for restricted stock and RSUs	639	465	1,789

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with ASC 718. Tax attributes are determined under the tax law ordering method.

NOTE 17: SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). The Company has one operating and reportable segment: Outdoor Products. The central administration and other category includes centralized administrative functions, plant closure and severance costs, and the gain on sale of land and building. The Outdoor Products segment manufactures and markets cutting chain, guide bars, sprockets, and accessories for chainsaw use, lawnmower and edger blades, log splitters, and concrete-cutting equipment and accessories. The Outdoor Products segment also markets branded parts and accessories for the lawn and garden equipment market, such as cutting line for line trimmers, lubricants, and small engine replacement parts, and parts and other accessories for farm, ranch, and agriculture applications, including tractor linkage parts and post-hole diggers.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Operating income (expense):
Outdoor Products	$110,504	$79,925	$103,446
Central administration and other	(24,949)	(25,399)	(19,060)

Total operating income	$85,555	$54,526	$84,386

Depreciation and amortization:
Outdoor Products	$25,354	$20,942	$23,617
Central administration and other	2,246	3,914	4,019

Total depreciation and amortization	$27,600	$24,856	$27,636

Capital expenditures:
Outdoor Products	$20,002	$16,718	$24,091
Central administration and other	—	—	—

Total capital expenditures	$20,002	$16,718	$24,091

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Sales by major product line:
Forestry products	$468,947	$385,772	$455,485
Lawn and garden products	85,106	82,073	82,242
Farm, ranch, and agriculture products	34,200	—	—
Concrete-cutting products and accessories	23,227	19,521	27,830

Total sales	$611,480	$487,366	$565,557

Sales by geographic region:
United States	$194,416	$151,233	$173,577
European Union	166,960	147,868	163,571
China	38,967	23,821	26,602
Brazil	29,402	22,372	29,792
Russian Federation	23,669	14,352	30,417
Canada	18,853	15,580	15,646
All others, individually insignificant	139,213	112,140	125,952

Total sales	$611,480	$487,366	$565,557

The geographic sales information is by country of destination. One customer, Husqvarna AB, accounted for approximately 12% of sales in 2010, approximately 13% of sales in 2009, and approximately 15% of sales in 2008. While we expect this business relationship to continue, the loss of this customer could significantly affect our operations. No other single customer represented more than 4% of sales in any of the preceding three years.

	December 31,
(Amounts in thousands)	2010	2009
Assets:
Outdoor Products	$538,104	$405,957
Central administration and other	42,760	77,588

Total assets from continuing operations	580,864	483,545
Discontinued operations	23	21

Total assets	$580,887	$483,566

Goodwill:
Outdoor Products	$103,700	$60,906
Discontinued operations	—	5,165

Total goodwill	$103,700	$66,071

Property, plant, and equipment, net:
United States	$61,360	$58,128
Canada	18,634	20,020
China	15,210	16,482
Brazil	9,851	11,045
European Union	2,846	3,005
Discontinued operations (United States)	—	5,312
All others, less than 1% each	447	478

Total property, plant, and equipment, net	$108,348	$114,470

Property, plant, and equipment is shown net of accumulated depreciation. Each of our business units purchases certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality, and a possible loss of sales in the near term.

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Interest paid	$30,007	$20,800	$23,638
Income taxes paid, net	13,246	11,114	13,189

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. Derivative financial instruments are marked to market and carried at fair value at each balance sheet date. The carrying amount of the revolving credit facility approximates fair value because the interest rate is variable and the maturity period is relatively short. The fair value of the term loans is determined by reference to prices of recent transactions whereby portions of the term loans are bought and sold among financial institutions. The fair value of the fixed rate 8 7/8% senior subordinated notes was determined by reference to quoted market prices. The carrying amount of other financial instruments approximates fair value because of the short term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans and 8 7/8% senior subordinated notes at December 31, 2010 and 2009 are presented below. See also Note 9.

	2010		2009
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$350,000	$352,188	$107,465	$107,734
8 7/8% senior subordinated notes	n/a	n/a	175,000	178,500

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world. At December 31, 2010, approximately 60% of accounts receivable were from customers outside the U.S. One customer accounted for 12.2% and 15.3% at December 31, 2010 and 2009, respectively, of the total accounts receivable balance. No other customer accounted for more than 3% of accounts receivable at December 31, 2010 or 2009. Accounts receivable are principally from dealers, distributors, mass merchants, chainsaw manufacturers, and other OEMs, and are normally not collateralized.

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company’s practice is to use foreign currency and interest rate swap agreements to manage exposure to foreign currency and interest rate changes on certain cash held in foreign locations. The objective is to minimize earnings volatility resulting from conversion and the re-measurement of foreign currency cash balances to U.S. Dollars. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are reported in current earnings as a component of interest income and resulted in income of $0.1 million in 2010, a loss of $0.1 million in 2009, and a gain of $0.4 million in 2008.

Derivative Financial Instruments and Foreign Currency Hedging. The Company makes regular payments to its wholly-owned subsidiary Blount Canada, for contract manufacturing services performed by Blount Canada on behalf of the Company. The Company is exposed to changes in Canadian Dollar to U.S. Dollar exchange rates from these transactions, which may adversely affect its results of operations and financial position.

Beginning in October, 2008, the Company began managing a portion of Canadian Dollar exchange rate exposures with derivative financial instruments. These derivatives are zero cost collar option combinations consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. Each pair of contracts constituting a collar has the same maturity date in a monthly ladder extending out 12 months. Each month, the Company intends to extend the ladder one more month, on a rolling basis, so that a 12 month rolling hedge is maintained. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into cost of goods sold when the contracts mature and the Company settles the hedged payment to Blount Canada. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

As of December 31, 2010, the fair value of these open Canadian Dollar contracts was an unrealized pre-tax gain of $0.6 million which was included in other comprehensive loss and other current assets on the Consolidated Balance Sheets. As of December 31, 2009, the fair value of these open Canadian Dollar contracts was an unrealized pre-tax gain of $2.2 million which was included in accumulated other comprehensive loss and other current assets on the Consolidated Balance Sheets. During 2010, a gain of $2.4 million was recognized in the Consolidated Statements of Income from the maturity of these contracts. During 2009, a gain of $0.9 million was recognized in the Consolidated Statements of Income from the maturity of these contracts. The Company did not recognize any amount from these contracts in earnings due to ineffectiveness during either year ended December 31, 2010 or 2009. As of December 31, 2010 and 2009, the aggregate notional amount of these Canadian Dollar contracts outstanding was $34.5 million and $30.3 million, respectively.

The fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets on Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2010:
Derivative financial assets	$636	$636	$—	$636	$—

December 31, 2009:
Derivative financial assets	2,052	2,052	—	2,052	—

See Note 11 for a description of the framework for measuring fair value and Levels 1, 2, and 3.

Derivative contracts outstanding at December 31, 2010 and 2009 were measured at fair value using models or other market-accepted valuation methodologies derived from observable market data. These quoted prices are primarily industry-standard models that consider various inputs including currency rates, market interest rates, time value, and volatility factors, as well as other relevant economic measures.

In accordance with ASC 820, the Company includes nonperformance risk in calculating fair value adjustments. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2010 and 2009.

NOTE 20: DISCONTINUED OPERATIONS

On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products, Inc. to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for cash proceeds of $24.8 million. Gear Products is a manufacturer of mechanical power transmission components for original equipment manufacturers, serving the utility, construction, forestry, marine, and mining markets. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in income tax expense recognized on the sale. Gear Products results, which were previously reported within the Other category in our segment disclosures, are now reported as discontinued operations for all periods presented. In addition to the results of Gear Products, in the year ended December 31, 2008, discontinued operations include wrap up activities related to our former Forestry Division, which was sold in 2007. Discontinued operations are summarized below:

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Sales	$12,297	$15,060	$31,478

Operating income	$1,031	$1,667	$2,514
Gain on sale of subsidiary	11,941	—	—

Income before income taxes	12,972	1,667	2,514
Income tax provision	7,174	619	847

Income from discontinued operations	$5,798	$1,048	$1,667

NOTE 21: RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2010, the FASB issued new guidance on business combinations, effective for acquisitions made after December 31, 2010. The new guidance changes the requirements for the presentation of comparative pro forma financial statements for a business combination. We elected to adopt this new guidance early and implemented it for the reporting period ended December 31, 2010, including the pro forma disclosures for the acquisition of SpeeCo.

SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2010 and 2009.

2010 results were as follows:

(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2010
(Amounts may not sum due to rounding)
Sales	$133,129	$144,788	$162,581	$170,982	$611,480
Gross profit	49,090	51,102	50,407	53,427	204,026
Net income	8,783	10,443	15,613	12,362	47,200
Net income per share:
Basic	$0.18	$0.22	$0.33	$0.26	$0.99
Diluted	0.18	0.22	0.32	0.25	0.97

2009 results were as follows:

(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2009
(Amounts may not sum due to rounding)
Sales	$111,419	$110,131	$126,923	$138,893	$487,366
Gross profit	36,563	33,578	43,842	51,499	165,481
Net income	957	4,232	11,342	6,462	22,993
Net income per share:
Basic	$0.02	$0.09	$0.24	$0.14	$0.48
Diluted	0.02	0.09	0.23	0.13	0.48

Net income in the third quarter of 2010 includes a charge of $7.0 million related to the early extinguishment of debt. In addition, the results for the third and fourth quarters of 2010 reflect the acquisition of SpeeCo on August 10, 2010. Accordingly, SpeeCo’s results are included for the third and fourth quarters, including purchase accounting effects of $1.6 million and $1.8 million respectively. The third quarter of 2010 also reflects the $5.3 million after tax gain on the sale of Gear Products on September 30, 2010.

Net income in the first quarter of 2009 includes charges of $5.0 million for plant closure and severance costs related to the closure of our manufacturing facility in Milan, Tennessee, and reductions in force at other locations. Net income in the second quarter of 2009 reflects charges of $1.4 million for plant closure and severance costs, and a gain of $2.7 million on the sale of land and building in Europe. Net income in the fourth quarter of 2009 reflects charges of $8.6 million related to settlement of a certain litigation matter, costs of refinancing the Company’s senior credit facilities, and costs associated with transition of the Company’s Chief Executive Officer position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange

Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Management’s report on internal control over financial reporting and the audit report of PricewaterhouseCoopers LLP are included in Item 8 of this Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the “Election of Directors”, “Executive Officers”, “Audit Committee Disclosure”, and “Filing Disclosure” sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Employment Contracts” sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the “Principal Stockholders” and “Equity Compensation Plan Information” sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the “Certain Transactions and Other Matters” section of our Proxy Statement for the 2011 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the “Ratify the Appointment of Independent Auditors” section of our Proxy Statement for the 2011 Annual Meeting of Stockholders, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Reference
(A)	Certain documents filed as part of Form 10-K

	(1)	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	38
		Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	39
		Consolidated Balance Sheets as of December 31, 2010 and 2009	40
		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	41
		Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009, and 2008	42
		Notes to Consolidated Financial Statements	43

	Supplementary Data

	(2)	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009, and 2008	80

All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(B)	Exhibits required by Item 601 of Regulation S-K:

*3(a) Restated Certificate of Incorporation of Blount International, Inc. (included as Exhibit A to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 filed by Blount International, Inc. on July 15, 1999 (Reg. No. 333-82973).

*3(b) By-laws of Blount International, Inc. filed as Exhibit 3.1 to Form 8-K filed by Blount International, Inc. on January 25, 2011 (Commission File No. 001-11549).

*4(a) Form of Stock Certificate of New Blount Common Stock filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 filed by Blount International, Inc. on July 15, 1999 (Reg. No. 333-82973).

**4(b) Third Amended and Restated Credit Agreement dated as of August 9, 2010, by and among Blount Inc., Gear Products, Inc., Omark Properties, Inc., Windsor Forestry Tools LLC, the other credit parties signatory thereto, the Lenders signatory thereto, General Electric Capital Corporation, and GE Capital Markets, Inc.

*10(a) Supplemental Retirement and Disability Plan of Blount, Inc. which was filed as Exhibit 10(e) to the Annual Report of Blount, Inc., on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(b) Supplemental Retirement Savings Plan of Blount, Inc. which was filed as Exhibit 10(i) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

*10(c) Blount International, Inc. 2006 Executive Management Annual Incentive Plan, effective as of January 1, 2006, filed as Exhibit A to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549).

*10(d) Blount, Inc. Executive Benefit Plans Trust Agreement and Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(e) Blount, Inc. Benefits Protection Trust Agreement and Amendment To And Assumption of Blount, Inc. Benefits Protection Trust filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(f) The Blount Deferred Compensation Plan which was filed as Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

*10(g) 1999 Stock Incentive Plan and 2000 Stock Incentive Plan of Blount International, Inc. filed as Exhibits 99.1 and 99.2 of the Registration Statement on Form S-8 filed by Blount International, Inc., which became effective June 28, 2002 (Reg. No. 333-91390).

*10(h) Blount International, Inc. 2006 Equity Incentive Plan, effective as of February 15, 2006, filed as Exhibit B to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549), and the Amendment to the Blount International, Inc. 2006 Equity Incentive Plan dated February 23, 2007, filed as Exhibit 10.2 to the Registration Statement on Form S-8 file by Blount International, Inc., which became effective on March 7, 2008 (Reg. No. 333-149584).

*10(i) Employment Agreement by and between Blount International, Inc. and Joshua L. Collins dated September 28, 2009, filed as Exhibit 10.1 to Form 8-K filed by Blount International, Inc. on October 1, 2009 (Commission File No. 001-11549).

**10(j) Amended and Restated Employment Agreement by and between Blount International, Inc. and Richard H. Irving, III, dated as of January 1, 2011.

**10(k) Consulting Agreement by and between Blount International, Inc. and Russell L. German, dated as of July 2, 1010.

**10(l) Amended and Restated Employment Agreement by and between Blount International, Inc. and Calvin E. Jenness dated as of December 30, 2010.

**10(m) Amended and Restated Employment Agreement by and between Blount International, Inc. and Kenneth Owen Saito dated as of December 30, 2010.

**10(n) Amended and Restated Employment Agreement by and between Blount International, Inc. and James Lee VanderZanden dated as of December 30, 2010.

**10(o) Amended and Restated Employment Agreement by and between Blount International, Inc. and Cyrille Benoit Michel dated as of December 30, 2010.

*10(p) Employment Agreement by and between Blount International, Inc. and David A Willmott dated December 14, 2009, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-11549).

*10(q) Consulting Agreement by and between Blount International, Inc. and James S. Osterman dated September 28, 2009, filed as Exhibit 10.2 to Form 8-K filed by Blount International, Inc. on October 1, 2009 (Commission File No. 001-11549).

*10(r) Stock Purchase Agreement among Blount International, Inc., Blount, Inc., Carlton Holdings, Inc., The Shareholders of Carlton Holdings, Inc. and Jerry A. Parsons and Richard L. Hawkins, as the Shareholders’ Representative dated as of May 2, 2008, filed as Exhibit 2.1 to Form 10-Q for the quarterly period ended March 31, 2008 (Commission File No. 001-11549).

*10(s) Asset Purchase Agreement by and among Caterpillar Forest Products Inc., Caterpillar Inc., and the Caterpillar Subsidiaries set forth therein and Blount, Inc., Blount International, Inc. and the Blount Subsidiaries set forth therein dated November 5, 2007, filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2007 (Commission File No. 001-11549).

*10(t) Stock Purchase Agreement by and between Blount, Inc. and SpeeCo Companies L.L.C. dated as of August 9, 2010, filed as Exhibit 2.1 to Form 8-K filed by Blount International, Inc. on August 11, 2010 (Commission File No. 001-11549).

*10(u) Stock Purchase Agreement by and among Tulsa Winch, Inc., Blount, Inc. and Dover Industrial Products, Inc. dated as of September 30, 2010, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 001-11549).

*14 Code of Ethics for Covered Officers as approved by Audit Committee on February 2, 2004, filed as Exhibit 14 to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2003 (Commission File No. 001-11549).

**21 Subsidiaries of the Registrant.

**23 Consent of Independent Registered Public Accounting Firm.

**31.1 Certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer.

**31.2 Certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

**32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer.

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

Dated: March 9, 2011

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

Dated: March 9, 2011

/s/ Robert E. Beasley, Jr.	/s/ Ronald Cami
Robert E. Beasley, Jr.	Ronald Cami
Director	Director

/s/ R. Eugene Cartledge	/s/ Andrew C. Clarke
R. Eugene Cartledge	Andrew C. Clarke
Lead Director	Director

/s/ Joshua L. Collins	/s/ Thomas J. Fruechtel
Joshua L. Collins	Thomas J. Fruechtel
Chairman and	Director
Chief Executive Officer
Director

/s/ E. Daniel James	/s/ Harold E. Layman
E. Daniel James	Harold E. Layman
Director	Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions (Dispositions), Net	(Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2010:
Allowance for doubtful accounts receivable	$3,339	$120	$169	$(2,138)	$1,490

Valuation allowance for deferred tax assets	2,366	(52)	—	—	2,314

Year Ended December 31, 2009:
Allowance for doubtful accounts receivable	3,800	1,052	—	(1,513)	3,339

Valuation allowance for deferred tax assets	2,348	18	—	—	2,366

Year Ended December 31, 2008:
Allowance for doubtful accounts receivable	2,181	685	1,590	(656)	3,800

Valuation allowance for deferred tax assets	2,318	30	—	—	2,348

The graph below matches the cumulative 5-year total return of holders of Blount International, Inc.’s common stock with the cumulative total returns of the NYSE Composite index, and two customized peer groups of companies that includes the old peer group of seven companies, which are Briggs & Stratton Corp., Husqvarna AB, Illinois Tool Works Inc., Kennametal Inc., Snap-On Inc., Stanley Works, and The Toro Company; and another new peer group of eight companies which are Actuant, AGCO Corp., Briggs & Stratton Corp., Husqvarna AB, Kennametal Inc., Makita Corp., Snap-On Inc., and The Toro Company. The graph assumes that the value of the investment in the Company’s common stock, in each peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2005 and tracks it through 12/31/2010.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Fiscal year ended December 31,	2005	2006	2007	2008	2009	2010
Blount International, Inc.	100.00	84.49	77.29	59.52	63.41	98.95
NYSE Composite	100.00	120.11	135.17	81.29	104.51	118.76
Old Peer Group	100.00	109.17	124.42	83.16	115.78	140.31
New Peer Group	100.00	120.82	159.58	86.31	115.64	152.89