Form 10-Q
period 2011-03-31
BLOUNT INTERNATIONAL INC
filed 2011-05-06
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-11549

BLOUNT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	63 0780521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4909 SE International Way, Portland, Oregon	97222-4679
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2011 there were 48,643,943 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2011	2010

Sales	$180,874	$133,129
Cost of sales	120,826	84,039

Gross profit	60,048	49,090
Selling, general, and administrative expenses	32,205	27,723

Operating income	27,843	21,367
Interest income	22	25
Interest expense	(4,859)	(6,520)
Other expense, net	(200)	(13)

Income from continuing operations before income taxes	22,806	14,859
Provision for income taxes	7,184	6,320

Income from continuing operations	15,622	8,539

Discontinued operations:
Income from discontinued operations before income taxes	—	393
Provision for income taxes	—	149

Income from discontinued operations	—	244

Net income	$15,622	$8,783

Basic income per share:
Continuing operations	$0.32	0.18
Discontinued operations	—	—

Net income	$0.32	$0.18

Diluted income per share:
Continuing operations	$0.31	$0.18
Discontinued operations	—	—

Net income	$0.31	$0.18

Weighted average shares used in per share calculations:
Basic	49,089	47,789
Diluted	49,850	48,379

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

(Amounts in thousands, except share and per share data)	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$73,962	$80,708
Accounts receivable, net of allowance for doubtful accounts of $1,710 and $1,490, respectively	90,371	79,223
Inventories	104,563	100,445
Deferred income taxes	9,751	9,462
Other current assets	18,842	19,064

Total current assets	297,489	288,902
Property, plant, and equipment, net	109,109	108,348
Deferred income taxes	1,517	1,439
Intangible assets	65,547	57,573
Assets held for sale	900	900
Goodwill	107,422	103,700
Other assets	20,528	20,025

Total Assets	$602,512	$580,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$10,250	$10,250
Accounts payable	36,571	35,032
Accrued expenses	49,423	55,626
Deferred income taxes	1,092	447

Total current liabilities	97,336	101,355
Long-term debt, excluding current maturities	337,188	339,750
Deferred income taxes	16,214	11,404
Employee benefit obligations	65,025	64,556
Other liabilities	21,209	21,424

Total liabilities	536,972	538,489

Commitments and contingent liabilities

Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,625,838 and 48,236,247 outstanding, respectively	486	482
Capital in excess of par value of stock	593,782	587,894
Accumulated deficit	(493,733)	(509,355)
Accumulated other comprehensive loss	(34,995)	(36,623)

Total stockholders’ equity	65,540	42,398

Total Liabilities and Stockholders’ Equity	$602,512	$580,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010

Cash flows from operating activities:
Net income	$15,622	$8,783
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(244)
Depreciation of property, plant, and equipment	5,180	5,230
Amortization of intangible assets and deferred financing costs	2,085	1,166
Stock compensation and other non-cash charges	1,782	679
Excess tax benefit from share-based compensation	(249)	(86)
Deferred income tax expense	281	265
Loss on disposal of assets	81	85
Changes in assets and liabilities net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(6,362)	758
(Increase) decrease in inventories	4,900	(3,580)
(Increase) decrease in other assets	862	3,921
Increase (decrease) in accounts payable	(439)	(3,403)
Increase (decrease) in accrued expenses	(5,780)	(5,286)
Increase (decrease) in other liabilities	(654)	(2,494)
Discontinued operations	(173)	374

Net cash provided by operating activities	17,136	6,168

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,720)	(3,719)
Proceeds from sale of assets	82	29
Acquisitions, net of cash acquired	(14,121)	—

Net cash used in investing activities	(19,759)	(3,690)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(3,400)
Repayment of term loan principal	(2,562)	(279)
Excess tax benefit from share-based compensation	249	86
Proceeds from share-based compensation activity	291	235
Taxes paid under share-based compensation activity	(240)	(325)

Net cash used in financing activities	(2,262)	(3,683)

Effect of exchange rate changes	(1,861)	619

Net decrease in cash and cash equivalents	(6,746)	(586)
Cash and cash equivalents at beginning of period	80,708	55,070

Cash and cash equivalents at end of period	$73,962	$54,484

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2010	48,236	$482	$587,894	$(509,355)	$(36,623)	$42,398

Net income				15,622		15,622
Other comprehensive income:
Foreign currency translation adjustment					1,402	1,402
Unrealized gains					226	226

Comprehensive income, net						17,250

Acquisition of KOX	310	3	4,706			4,709
Stock options, stock appreciation rights, and restricted stock	80	1	299			300
Stock compensation expense			883			883

Balance March 31, 2011	48,626	$486	$593,782	$(493,733)	$(34,995)	$65,540

Other comprehensive income (loss):
Three months ended March 31, 2011						$1,628
Three months ended March 31, 2010						$(1,497)

The Company holds 382,380 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation. The unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and changes in stockholders’ equity for the periods presented.

The accompanying financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Reclassifications. Certain amounts in the prior period financial statements may have been reclassified to conform to the current period presentation. Such reclassifications, if any, have no effect on previously reported net income, total cash flows, or net stockholders’ equity.

NOTE 2: ACQUISITIONS

Establishment of Blount B.V. on January 19, 2011

On January 19, 2011, we acquired a dormant shelf company registered in the Netherlands and changed the name to BI Netherlands B.V. (“Blount B.V.”). The acquisition price was $21 thousand, net of cash acquired. This acquisition, along with the formation of an additional holding entity named BI Holdings C.V., a limited partnership and parent of Blount B.V., is expected to increase our flexibility to make international acquisitions. Direct ownership of certain of our foreign subsidiaries was transferred from our wholly-owned subsidiary, Blount, Inc., to Blount B.V. through a series of transactions executed in February 2011. We recognized $13 thousand of goodwill on the acquisition of the shelf company in the Netherlands.

Acquisition of KOX on March 1, 2011

On March 1, 2011, through our indirect wholly-owned subsidiary Blount B.V., we acquired KOX GmbH and related companies (“KOX”), a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. The acquisition of KOX is expected to increase our distribution capabilities and to expand our geographic presence in Europe. KOX sales and operating income for calendar year 2010 were approximately $34.9 million and $3.3 million, respectively. Depreciation for 2010 was approximately $0.1 million, with no amortization expense. KOX has been a customer of Blount for over 30 years and purchased approximately $9.2 million of replacement parts from Blount in 2010.

The total preliminary purchase price was $23.9 million, subject to certain adjustments. The preliminary purchase price consisted of $19.2 million in cash and 309,834 shares of our common stock valued at $4.7 million. KOX had $5.1 million of cash on the acquisition date, resulting in a net cash outflow of $14.1 million. As part of the acquisition, we assumed liabilities of $7.3 million. We assumed none of KOX’s debt in the transaction. The cash portion of the acquisition was funded from available cash on hand at Blount B.V. The common stock shares issued in the purchase are subject to certain restrictions under terms of the related stock purchase agreement.

The Company accounted for the acquisition in accordance with Accounting Standards Codification section 805 (“ASC 805”). Accordingly, KOX’s assets and liabilities were recorded at their estimated fair values on the date of acquisition. The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimated the fair value of inventory by considering the estimated costs to complete the selling process, and the normal gross profit margin typically associated with its sale. The Company estimated the fair value of identifiable intangible assets based on discounted projected cash flows. The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce. None of the KOX goodwill is amortizable and deductible for income tax purposes. The Company has conducted a preliminary assessment of liabilities arising from tax matters related to KOX, and has recognized provisional amounts in its initial accounting for the acquisition for the identified tax liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

A summary of the KOX purchase price allocation is presented below.

(Amounts in thousands)	March 1, 2011
Cash	$5,126
Accounts receivable	3,365
Inventories	8,879
Other current assets	268
Property, plant, and equipment	383
Non-current intangible assets subject to amortization	4,594
Non-current intangible assets not subject to amortization	5,241
Goodwill	3,709

Total assets acquired	31,565

Current liabilities	4,793
Non-current liabilities	2,836

Total liabilities assumed	7,629

Purchase price, before consideration of cash acquired	$23,936

The operating results of KOX are included in the Consolidated Statement of Income from the acquisition date forward, including incremental net sales of $3.1 million and income from continuing operations before income taxes of $0.2 million in the three months ended March 31, 2011. Included in cost of sales for 2011 are non-cash charges totaling $0.4 million for amortization of intangible assets and expense for the step-up to fair value of inventories related to KOX. See also Note 4.

The following unaudited pro forma results present the estimated effect as if the acquisition of KOX had occurred on January 1, 2010. The unaudited pro forma results include the historical results of KOX, pro forma elimination of sales from Blount to KOX, pro forma purchase accounting effects, pro forma interest effects from reduced cash and cash equivalents following use of cash to fund the transaction, and the related pro forma income tax effects. In addition to the pro forma amortization of intangible asset adjustments to fair value, the unaudited pro forma results for 2010 include a charge of $0.7 million to expense the adjustment of inventory to estimated fair value on the date of acquisition.

	Three Months Ended March 31,0 2011		Three Months Ended March 31, 2010
(Amounts in thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$180,874	$186,229	$133,129	$140,689
Net income	15,622	16,774	8,783	9,008

Basic income per share	0.32	0.34	0.18	0.19
Diluted income per share	0.31	0.33	0.18	0.19

Acquisition of SpeeCo on August 10, 2010

On August 10, 2010, we acquired all of the outstanding stock of SP Companies, Inc. and SpeeCo, Inc. (collectively, “SpeeCo”). SpeeCo, located in Golden, Colorado, is a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expands our product offerings to our current markets and customers, as well as offering opportunities for synergies in the areas of marketing, sales, and distribution, including marketing SpeeCo’s products to our international customers, and for back office consolidation of support functions. We also expect to benefit from the acquisition of SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

We paid $90.9 million in cash for SpeeCo, net of cash acquired, and assumed liabilities totaling $31.0 million. Pursuant to the terms of the stock purchase agreement, none of SpeeCo’s debt was assumed by Blount. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.

The Company accounted for the acquisition in accordance with ASC 805. Accordingly, SpeeCo’s assets and liabilities were recorded at their estimated fair values on the date of acquisition. The Company estimated the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimated the fair value of inventory by considering the stage of completion of the inventory, estimated costs to complete the manufacturing and assembly process, and the normal gross profit margin typically associated with its sale. The Company estimated the fair value of identifiable intangible assets based on discounted projected cash flows. The Company estimated the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce. Approximately $7.0 million of the SpeeCo goodwill is amortizable and deductible for U.S. income tax purposes. The Company has conducted a preliminary assessment of liabilities arising from tax matters related to SpeeCo, and has recognized provisional amounts in its initial accounting for the acquisition for the identified tax liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

A summary of the SpeeCo purchase price allocation is presented below.

(Amounts in thousands)	August 10, 2010
Cash	$816
Accounts receivable	7,525
Inventories	18,868
Current intangible assets subject to amortization	401
Other current assets	1,282
Property, plant, and equipment	1,812
Non-current intangible assets subject to amortization	43,214
Non-current intangible assets not subject to amortization	5,968
Goodwill	42,794

Total assets acquired	$122,680

(Amounts in thousands)	August 10, 2010
Current liabilities	$13,762
Non-current liabilities	106
Deferred income tax liability	17,142

Total liabilities assumed	31,010

Purchase price, before consideration of cash acquired	$91,670

The operating results of SpeeCo are included in the Company’s Consolidated Financial Statements from the acquisition date forward, including sales of $19.2 million and income from continuing operations before income taxes of $1.4 million for the three months ended March 31, 2011. Included in cost of sales for the three months ended March 31, 2011 are non-cash charges totaling $1.4 million for amortization of intangible assets related to SpeeCo. See also Note 4.

The following unaudited pro forma results present the estimated effect as if the acquisition of SpeeCo had occurred on January 1, 2009. The unaudited pro forma results include the historical results of SpeeCo, pro forma purchase accounting effects, pro forma interest expense effects of additional borrowings to fund the transaction, and the related pro forma income tax effects.

	Three Months Ended March 31, 2010
(Amounts in thousands)	As Reported	Pro Forma (Unaudited)
Sales	$133,129	$149,884
Net income	8,783	9,021

Basic income per share	$0.18	$0.19
Diluted income per share	$0.18	$0.19

NOTE 3: INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2011	2010
Raw materials and supplies	$13,484	$16,529
Work in progress	14,726	14,986
Finished goods	76,353	68,930

Total inventories	$104,563	$100,445

NOTE 4: INTANGIBLE ASSETS

The following table summarizes intangible assets:

		March 31, 2011		December 31, 2010
(Amounts in thousands)	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill, Blount B.V.	Indefinite	$13	$—	$—	$—
Goodwill, KOX	Indefinite	3,709	—	—	—
Goodwill, SpeeCo	Indefinite	42,794	—	42,794	—
Goodwill, previous acquisitions	Indefinite	60,906	—	60,906	—

Total goodwill		107,422	—	103,700	—
Trademarks and trade names	Indefinite	16,711	—	11,469	—

Total with indefinite lives		124,133	—	115,169	—

Backlog	Less than 1	1,641	1,641	1,641	1,641
Covenants not to compete	2 - 4	1,112	690	1,112	595
Patents	11 - 13	5,320	795	5,320	687
Customer relationships	10 - 19	50,684	6,795	46,090	5,136

Total with finite lives		58,757	9,921	54,163	8,059

Total intangible assets		$182,890	$9,921	$169,332	$8,059

Amortization expense for intangible assets was $1.9 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense for these intangible assets is expected to total $8.2 million in 2011, $6.8 million in 2012, $5.8 million in 2013, $5.2 million in 2014, and $4.6 million in 2015.

NOTE 5: DEBT

Long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2011	December 31, 2010
Revolving credit facility borrowings	$—	$—
Term loans	347,438	350,000

Total debt	347,438	350,000
Less current maturities	10,250	10,250

Long-term debt, net of current maturities	$337,188	$339,750

Weighted average interest rate on outstanding debt	5.14%	5.14%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as agent and a lender which was amended and restated on August 9, 2010, and again on January 28, 2011. As of March 31, 2011, the senior credit facilities consisted of a revolving credit facility, a term loan A, and a term loan B.

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

The Company used the $350.0 million combined proceeds of the term loans to repay the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010, following the expiration of the required redemption notification period. In conjunction with the redemption of the 8 7/8% senior subordinated notes and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings up to $75.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of March 31, 2011, the Company had the ability to borrow an additional $72.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 3.50%, or an index rate, as defined in the credit agreement, plus 2.50%, and matures on August 9, 2015. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at LIBOR plus 3.50%, or the index rate plus 2.50%, and matures on August 9, 2015. The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date. Once repaid, principal under the term loan A facility may not be re-borrowed.

The term loan B bears interest at LIBOR plus 4.00%, or the index rate plus 3.00%, with a minimum rate of 5.50%, and matures on August 9, 2016. The term loan B facility requires quarterly principal payments of $0.7 million commencing on January 1, 2011, with a final payment of $259.2 million due on the maturity date. Once repaid, principal under the term loan B facility may not be re-borrowed.

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

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2011, 3.75 through December 31, 2011, 3.50 through September 30, 2012, 3.25 through March 31, 2013, and 3.00 thereafter.

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all debt covenants as of March 31, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of our assets.

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

Our debt is issued by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. The Company has also directly or indirectly pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

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

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended March 31,
	2011	2010	2011	2010
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$667	$624	$71	$71
Interest cost	2,743	2,743	505	526
Expected return on plan assets	(3,372)	(2,988)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Amortization of net actuarial losses	916	972	223	228

Total net periodic benefit cost	$953	$1,350	$799	$825

The Company expects to contribute approximately $15 million to $17 million to its funded defined benefit pension plans in 2011, including a $10 million voluntary contribution to the U.S. defined benefit pension plan.

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

NOTE 7: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:

March 31,
(Amounts in thousands)	2011

Letters of credit outstanding	$2,998

Other financial guarantees	1,304

Total financial guarantees and commitments	$4,302

See also Note 5.

NOTE 8: CONTINGENT LIABILITIES

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of these businesses. In addition, from time to time, the Company is a party to a number of other lawsuits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, intellectual property rights, and other matters. In some instances the Company is the plaintiff and is seeking recovery of damages. In other instances, the Company is a defendant against whom damages are being sought. While there can be no assurance as to the ultimate outcome of these lawsuits, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

The current on-site monitoring program is being conducted and funded by certain PLPs (the “PLP Group”), excluding the Company and several other PLPs, under the supervision of WDOE. In a recent development, WDOE required the PLP Group to undertake a “Focused Feasibility Study” to see if new cleanup technologies would work better than those currently being used with only limited success. The method chosen and the cost incurred is not expected to be known until late 2011 or early 2012.

In addition, the PLP Group has hired common counsel to pursue other potentially liable parties, including the federal government. The Company may or may not be pursued to contribute to the cost of this new or any subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the three months ended March 31, 2011 or 2010 in connection with the remediation efforts at the Site.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 9: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
(Shares in thousands)	2011	2010
Shares for basic per share computation – weighted average common shares outstanding	49,089	47,789
Dilutive effect of common stock equivalents	761	590

Shares for diluted per share computation	49,850	48,379

Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	955	1,654

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	173	162

The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 10: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
SARs granted (number of shares)	469	549
RSUs granted (number of shares)	98	118

Aggregate fair value of SARs granted	$3,256	$3,091
Aggregate fair value of RSUs granted	$1,395	$1,322

The SARs and RSUs granted in 2010 and 2011 vest quarterly over a three-year period and are restricted from exercise, sale, or other transfer until three years from the grant date. The SARs granted have a ten-year term.

The following assumptions were used to estimate the fair value of SARs in the three months ended March 31, 2011 and 2010:

	2011	2010
Estimated average life	6 years	6 years
Risk-free interest rate	2.4%	2.8%
Expected volatility	48.4%	49.7%
Weighted average volatility	48.4%	49.7%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$7.35	$5.28

As of March 31, 2011, the total unrecognized stock-based compensation expense related to previously granted awards was $9.4 million. The weighted average period over which this expense is expected to be recognized is 29 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market from the stockholder-approved 2006 Equity Incentive Plan.

NOTE 11: SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). The Company has one operating and reportable segment: Outdoor Products. The central administration and other category includes centralized administrative functions. The Outdoor Products segment manufactures and markets cutting chain, guide bars, sprockets, and accessories for chain saw use, lawnmower and edger blades, log splitters, and concrete-cutting equipment and accessories. The Outdoor Products segment also markets branded parts and accessories for the lawn and garden equipment market, such as cutting line for line trimmers, lubricants, and small engine replacement parts, and parts and other accessories for farm, ranch, and agriculture applications, including tractor linkage parts and post-hole diggers.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Operating income (expense):
Outdoor Products	$34,104	$27,779
Central administration and other	(6,261)	(6,412)

Operating income	$27,843	$21,367

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Interest paid	$4,668	$9,149
Income taxes paid, net	1,704	2,903

On March 1, 2011, we issued 309,834 shares of common stock valued at $4.7 million as part of the purchase price of KOX.

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

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

The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans. Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value, as determined by reference to quoted terms for similar instruments. The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the term loans at March 31, 2011 and December 31, 2010 are presented below.

	March 31, 2011		December 31, 2010
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$347,438	$350,043	$350,000	$352,188

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world. At March 31, 2011, approximately 62% of accounts receivable were from customers outside the U.S. Accounts receivable are principally from distributors, dealers, mass merchants, chain saw manufacturers, and other original equipment manufacturers (“OEMs”), and are normally not collateralized.

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company’s practice is to use foreign currency and interest rate swap agreements to manage a portion of the exposure to foreign currency and interest rate changes on certain cash held in foreign locations. The objective is to minimize earnings volatility resulting from conversion and the re-measurement of foreign currency cash balances to U.S. Dollars.

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

The Company manages a portion of Canadian Dollar exchange rate exposures with derivative financial instruments. These derivatives are zero cost collar option combinations consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. Each pair of contracts constituting a collar has the same maturity date in a monthly ladder extending out 12 months. Each month, the Company intends to extend the ladder one more month, on a rolling basis, so that a 12 month rolling hedge is maintained. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into cost of goods sold when the contracts mature and the Company settles the hedged payment to Blount Canada. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

As of March 31, 2011, the cumulative unrealized pre-tax gain on these contracts included in other comprehensive loss on the Consolidated Balance Sheet was $1.0 million. During the three months ended March 31, 2011 and 2010, a gain of $0.3 million and a gain of $1.4 million were recognized in cost of goods sold in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments. Gains and losses on these Canadian Dollar derivative financial instruments are offset in cost of goods sold by the effects of currency exchange rate changes on the underlying transactions. Through March 31, 2011, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these Canadian Dollar contracts outstanding was $37.2 million at March 31, 2011 and $34.5 million at December 31, 2010.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements. The change in fair value of these instruments is recognized in interest income in the Consolidated Statements of Income. Any change in fair value of these derivative contracts is fully offset by the change in fair value of the underlying investments. The Consolidated Statements of Income include income of $0.1 million for the three months ended March 31, 2010 from the change in fair value of these interest rate swap contracts. There was no impact from these interest rate swap contracts in the three months ended March 31, 2011. There were no such instruments outstanding at March 31, 2011 or December 31, 2010.

In the first quarter of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B, that cap the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. These agreements are carried on the Consolidated Balance Sheet at amortized cost.

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

Derivatives held by the Company are summarized as follows:

(Amounts in thousands)	Carrying Value on Balance Sheets	Assets Measured at Fair Value	Level 1	Level 2	Level 3
March 31, 2011	$1,188	$1,188	$—	$1,188	$—
December 31, 2010	636	636	—	636	—

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market.

The amounts included in accumulated other comprehensive loss on the Consolidated Balance Sheet at March 31, 2011 is expected to be recognized in the Consolidated Statements of Income within the next twelve months.

NOTE 14: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued new guidance on business combinations, effective for acquisitions made after December 31, 2010. The new guidance changes the requirements for the presentation of comparative pro forma financial statements for a business combination. We elected to adopt this new guidance early and implemented it for the reporting period ended December 31, 2010, including the pro forma disclosures for the acquisition of SpeeCo. Pro forma disclosures for KOX are also presented under the new guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements included elsewhere in this report.

Operating Results

Three months ended March 31, 2011 (unaudited) compared to three months ended March 31, 2010 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Three Months Ended March 31,
(Amounts in millions)	2011	2010	Change		Contributing Factor
(Amounts may not sum due to rounding)

Sales	$180.9	$133.1	$47.7
				$45.3	Sales volume, including acquisitions
				1.9	Selling price and mix
				0.5	Foreign currency translation

Gross profit	60.0	49.1	11.0
Gross margin	33.2%	36.9%		14.3	Sales volume
				1.9	Selling price and mix
				(1.7)	Purchase accounting effects
				(2.4)	Product cost and mix
				(1.0)	Foreign currency translation

Selling, general, and administrative expenses (“SG&A”)	32.2	27.7	4.5
As a percent of sales	17.8%	20.8%		1.0	Compensation expense
				2.3	SpeeCo and KOX
				0.2	Foreign currency translation
				1.0	Other

Operating income	27.8	21.4	6.5
Operating margin	15.4%	16.0%		11.0	Increase in gross profit
				(4.5)	Increase in SG&A

Income from continuing operations	15.6	8.5	7.1
				6.5	Increase in operating income
				1.7	Decrease in net interest expense
				(0.2)	Change in other income (expense)
				(0.9)	Increase in income tax provision

Income from discontinued operations	—	0.2	(0.2)
				(0.4)	Decrease in operating results
				0.2	Decrease in income taxes

Net income	$15.6	$8.8	$6.8

Sales in the three months ended March 31, 2011 increased by $47.7 million (35.9%) from the same period in 2010, primarily due to increased unit volume of $45.3 million. We report all incremental sales attributable to our recent acquisitions, SpeeCo and KOX, as unit volume increase. SpeeCo and KOX contributed $19.2 million and $3.1 million of incremental sales, respectively, in the three months ended March 31, 2011. Excluding the effect of these acquisitions, unit sales volume increased by $23.1 million or 17.3%. Changes in average selling price and product mix increased sales revenue by $1.9 million on a quarter-over-quarter basis. Higher average selling prices were attributable to pricing actions we implemented late in 2010 and the first quarter of 2011, and to a lower relative proportion of OEM to replacement market sales. Historically, sales to our OEM customers are at slightly lower average prices than sales to the replacement market. Excluding SpeeCo and KOX, OEM sales were up 10.1% and replacement channel sales were up 21.9%. The translation of foreign currency-denominated sales transactions, given the slightly weaker U.S. Dollar in comparison to most foreign currencies in the first quarter of 2010, increased consolidated sales by $0.5 million in the current quarter. International sales increased by $17.5 million (17.9%), while domestic sales increased by $7.3 million (20.7%), both exclusive of sales from recent acquisitions. The increase in sales reflected strong global market conditions and demand for our products, with the largest percentage growth occurring in the Asia-Pacific region (up 24.3%), followed by North America (up 22.6%), both exclusive of sales from recent acquisitions. Excluding the effects of recent acquisitions, sales of forestry products were up 16.8%, lawn and garden products were up 33.6%, and construction products were up 15.0%.

Consolidated order backlog at March 31, 2011 was $181.9 million compared to $133.7 million at December 31, 2010. None of the incremental backlog is attributable to KOX.

Gross profit increased $11.0 million (22.3%) from the first quarter of 2010 to the first quarter of 2011. Higher unit sales volume, including incremental volume from SpeeCo and KOX, along with the effect of higher average selling prices and product mix, accounted for the increase. Partially offsetting the volume increases were increased non-cash charges for purchase accounting and higher product cost and mix. Purchase accounting effects related to SpeeCo and KOX totaled $1.8 million in the three months ended March 31, 2011. Coupled with a slight decrease in amortization expense of purchased intangibles related to earlier acquisitions, the overall impact was an increase of $1.7 million from the first quarter of 2010 to the first quarter of 2011. Amortization of purchase intangible assets is expected to total $8.2 million for 2011. Product cost and mix increased by $2.4 million quarter-over-quarter. The increase in product cost was driven by annual merit pay increases, incremental headcount brought on after the first quarter of 2010 to service increasing product demand, and costs related to the Company’s continuing effort to streamline product offerings and improve efficiency. The comparable gross margin in the first quarter of 2010 benefited significantly from the relatively quick upturn in volumes and related manufacturing leverage we achieved in that quarter. Changes in steel costs did not have a significant effect on a year-over-year basis. Gross margin in the first quarter of 2011 was 33.2% of sales compared to 36.9% in the first quarter of 2010.

Fluctuations in currency exchange rates decreased our gross profit in the first quarter of 2011 compared to 2010 by $1.0 million on a consolidated basis. The translation of stronger foreign currencies in Canada and Brazil into a weaker U.S. Dollar resulted in higher reported manufacturing costs. This foreign currency effect at our international manufacturing locations more than offset the positive effect on translation of international sales revenue.

SG&A was $32.2 million in the first quarter of 2011, compared to $27.7 million in the first quarter of 2010, representing an increase of $4.5 million (16.2%). As a percentage of sales, SG&A decreased from 20.8% in the first quarter of 2010 to 17.8% in the first quarter of 2011, primarily due to the increase in sales revenue, which outpaced the increase in SG&A spending. Compensation expense for the quarter increased by $1.0 million on a comparative basis, reflecting annual merit increases and increased headcount, and higher stock-based compensation costs, partially offset by reduced incentive compensation expense. Incremental SG&A expense incurred at SpeeCo and KOX added $2.3 million in the first quarter of 2011. International operating expenses increased slightly from the prior year comparative period due to the movement in foreign currency exchange rates. Additional increases in personnel-related and office expenses accounted for the remaining increase in SG&A.

Operating income increased by $6.5 million from the first quarter of 2010 to the first quarter of 2011, resulting in an operating margin for 2011 of 15.4% of sales compared to 16.0% for the first quarter of 2010. The increase was due to higher sales volume and gross profit, partially offset by increased SG&A expenses.

Interest expense was $4.9 million in the first quarter of 2011 compared to $6.5 million in the first quarter of 2010. The decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in August 2010, and our average interest costs were further reduced when we redeemed our 8 7/8% senior subordinated notes in September 2010.

The following table summarizes our income tax provision for continuing operations in 2011 and 2010:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Income before income taxes	$22,806	$14,859
Provision for income taxes	7,184	6,320

Effective tax rate	31.5%	42.5%

The effective tax rate for the first quarter of 2011 was lower than the federal statutory rate of 35% primarily due to favorable effects from foreign income taxes, partially offset by state income tax expense. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes.

The effective tax rate for the first quarter of 2010 was higher than the federal statutory rate of 35% primarily due to a charge of $1.7 million to income tax expense reflecting the write-off of the deferred tax asset related to the Medicare Part D subsidy. We sponsor various pension and other post-retirement benefit plans for many of our employees. The Company receives a Medicare Part D subsidy for a portion of the cost of providing prescription drug benefits under its retiree medical benefit plan. In March of 2010, new legislation was signed into law in the U.S. that makes this subsidy fully subject to federal income tax beginning in 2013. Previously, this subsidy was essentially exempt from federal income tax. This increase to the 2010 effective tax rate was partially offset by the positive effects from settlement of our IRS audit and the related release of reserves for some of our uncertain tax positions.

Net income in the first quarter of 2011 was $15.6 million, or $0.31 per diluted share, compared to $8.8 million, or $0.18 per diluted share, in the first quarter of 2010.

Segment Results. The following table reflects segment sales and operating results for 2011 and 2010:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010	Percent Change
Operating income (expense):
Outdoor Products	$34,104	$27,779	22.8%
Central administration and other	(6,261)	(6,412)	(2.4)%

Operating income	$27,843	$21,367	30.3%

Outdoor Products Segment. The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Central Administration and Other. The Central administration and other category decreased by $0.2 million from 2010 to 2011, reflecting a slight decrease in employee benefit plan costs, partially offset by increased expenses for professional services related to our strategic initiatives, including our acquisition program.

Financial Condition, Liquidity and Capital Resources

Long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2011	December 31, 2010
Revolving credit facility borrowings	$—	$—
Term loans	347,438	350,000

Total debt	347,438	350,000
Less current maturities	10,250	10,250

Long-term debt, net of current maturities	$337,188	$339,750

Weighted average interest rate on outstanding debt	5.14%	5.14%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as agent and a lender which was amended and restated on August 9, 2010, and again on January 28, 2011. As of March 31, 2011, the senior credit facilities consisted of a revolving credit facility, a term loan A, and a term loan B.

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

The Company used the $350.0 million combined proceeds of the term loans to repay the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010, following the expiration of the required redemption notification period. In conjunction with the redemption of the 8 7/8% senior subordinated notes and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings up to $75.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of March 31, 2011, the Company had the ability to borrow an additional $72.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 3.50%, or an index rate, as defined in the credit agreement, plus 2.50%, and matures on August 9, 2015. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at LIBOR plus 3.50%, or the index rate plus 2.50%, and matures on August 9, 2015. The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date. Once repaid, principal under the term loan A facility may not be re-borrowed.

The term loan B bears interest at LIBOR plus 4.00%, or the index rate plus 3.00%, with a minimum rate of 5.50%, and matures on August 9, 2016. The term loan B facility requires quarterly principal payments of $0.7 million commencing on January 1, 2011, with a final payment of $259.2 million due on the maturity date. Once repaid, principal under the term loan B facility may not be re-borrowed.

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

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2011, 3.75 through December 31, 2011, 3.50 through September 30, 2012, 3.25 through March 31, 2013, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of March 31, 2011
Financial Covenants	Requirement	Actual
Maximum capital expenditures per calendar year	$ 42.5 million	$5.7 million
Minimum fixed charge coverage ratio trailing 12 months	1.15	2.03
Maximum leverage ratio trailing 12 months	4.00	2.60

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all debt covenants as of March 31, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of our assets.

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

Our debt is issued by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its directly-owned non-domestic subsidiaries as additional collateral.

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There were no changes to these ratings during the three months March 31, 2011. As of March 31, 2011, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Stable
General credit rating	BB-/Stable	Ba3/Stable

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

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. In the first quarter of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B, that cap the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. Effectively, these agreements cap the maximum interest rate at 8.50% on 35% of the principal outstanding under term loan A, and at 9.00% on 35% of the principal outstanding under term loan B. Our weighted average interest rate on all debt was 5.14% as of March 31, 2011 and as of December 31, 2010.

Cash and cash equivalents at March 31, 2011 were $74.0 million, compared to $80.7 million at December 31, 2010. As of March 31, 2011, the majority of our cash was held at our foreign operations.

Cash provided by operating activities is summarized in the following table:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Net income	$15,622	$8,783
Non-cash items	9,160	7,095

Subtotal	24,782	15,878
Changes in assets and liabilities, net	(7,473)	(10,084)
Discontinued operations, net	(173)	374

Cash provided by operating activities	$17,136	$6,168

Non-cash items consist of expenses for depreciation of property, plant, and equipment; amortization; stock compensation and other non-cash charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gains or losses on disposal of property, plant, and equipment. During the first three months of 2011, operating activities provided $17.1 million of cash. Income from continuing operations plus non-cash items totaled $24.8 million in the first quarter of 2011, reflecting increased income compared with the first quarter of 2010, and higher non-cash items. The increased amount of non-cash items in 2011 is primarily due to increased amortization expense on intangible assets related to our recent acquisitions and higher stock compensation expense. The net change in working capital components and other assets and liabilities during the 2011 period used $7.5 million in cash. An increase in accounts receivable of $6.4 million, reflecting higher sales levels, as well as a decrease in accrued expenses of $5.8 million, reflecting payment of various year-end accrued liabilities, accounted for the use of cash. These uses were partially offset by a reduction in inventories of $4.9 million, excluding inventory acquired with KOX. Cash payments during the first three months of 2011 also included $4.7 million for interest and $1.7 million for income taxes. The Company expects to contribute a total of $15 million to $17 million to its funded defined benefit pension plans during 2011.

During the first three months of 2010, operating activities provided $6.2 million of cash. Income from continuing operations plus non-cash items totaled $15.9 million in the first quarter of 2010. The net change in working capital components and other assets and liabilities during the 2010 period used $10.1 million in cash. An increase in inventories of $3.6 million, and decreases in accounts payable ($3.4 million), accrued expenses ($5.3 million), and other liabilities ($2.5 million) from timing of payments including payment of year end incentive compensation and retirement plan contributions, used cash during the period. These uses were partially offset by a decrease in other assets of $3.9 million, including the collection of income taxes receivable in certain jurisdictions. Cash payments during the first three months of 2010 also included $9.1 million for interest and $2.9 million for income taxes.

Cash used in investing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Purchases of property, plant, and equipment, net of proceeds from sales	$(5,638)	$(3,690)
Acquisitions, net of cash acquired	(14,121)	—

Net cash used in investing activities	$(19,759)	$(3,690)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2011, we expect to invest approximately $35 million in available cash for capital expenditures, compared to $20.0 million for the full year in 2010. During the three months ended March 31, 2011, we acquired KOX (see Note 2).

Cash used in financing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Net decrease in debt principal outstanding	$(2,562)	$(3,679)
Proceeds and tax effects from stock-based compensation	300	(4)

Cash used in financing activities	$(2,262)	$(3,683)

Cash used in financing activities in the first three months of 2011 consisted primarily of scheduled repayments of principal on our term loans. Cash used in financing activities in the first three months of 2010 consisted primarily of net repayments of principal under our revolving credit facility and scheduled repayments of principal on our term loan.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

In the opinion of management, there are currently no recent accounting pronouncements to be adopted that are expected to have a significant effect on our financial reporting. See also Note14 to the Consolidated Financial Statements included in Item 1.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,” “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates, rates of return, and the anticipated effects of discontinued operations involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. The interest rates are variable on our term and revolver loans and we are subject to market risk from movement in benchmark rates. During 2010, we redeemed our fixed rate 8 7/8% subordinated notes, and all of our debt is now subject to variable interest rates. In February 2011, we entered into a series of interest rate cap agreements that establish maximum fixed interest rates on 35% of the principal amount outstanding under our term loans, as required by our senior credit facility agreement.

See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K, filed with the SEC on March  9, 2011, for further discussion of market risk.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e), and Rules 13a-15(f) and 15d-15(f), respectively, under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

**10.1 First Amendment to Third Amended and Restated Credit Agreement effective as of January 28, 2011 by and among Blount, Inc., Omark Properties, Inc., Windsor Forestry Tools LLC, the other Credit Parties signatory thereto, General Electric Capital Corporation, and the other Lenders party thereto.

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

Dated: May 6, 2011