Form 10-Q
period 2011-06-30
BLOUNT INTERNATIONAL INC
filed 2011-08-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

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

As of July 28, 2011 there were 48,764,287 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2011	2010	2011	2010
Sales	$201,337	$144,788	$382,211	$277,917
Cost of sales	137,149	93,686	257,975	177,726

Gross profit	64,188	51,102	124,236	100,191
Selling, general, and administrative expenses	39,370	29,135	71,576	56,858

Operating income	24,818	21,967	52,660	43,333
Interest income	109	50	131	75
Interest expense	(4,923)	(6,407)	(9,782)	(12,926)
Other expense, net	(96)	(19)	(295)	(32)

Income from continuing operations before income taxes	19,908	15,591	42,714	30,450
Provision for income taxes	6,156	5,644	13,340	11,964

Income from continuing operations	13,752	9,947	29,374	18,486

Discontinued operations:
Income from discontinued operations before income taxes	—	775	—	1,168
Provision for income taxes	—	279	—	428

Income from discontinued operations	—	496	—	740

Net income	$13,752	$10,443	$29,374	$19,226

Basic income per share:
Continuing operations	$0.28	$0.21	$0.61	$0.39
Discontinued operations	—	0.01	—	0.01

Net income	$0.28	$0.22	$0.61	$0.40

Diluted income per share:
Continuing operations	$0.28	$0.21	$0.60	$0.38
Discontinued operations	—	0.01	—	0.02

Net income	$0.28	$0.22	$0.60	$0.40

Weighted average shares used in per share calculations:
Basic	48,694	47,840	48,533	47,815
Diluted	49,524	48,349	49,324	48,339

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$80,527	$80,708
Accounts receivable, net of allowance for doubtful accounts of $1,957 and $1,490, respectively	100,511	79,223
Inventories	102,980	100,445
Deferred income taxes	10,579	9,462
Other current assets	18,703	19,064

Total current assets	313,300	288,902
Property, plant, and equipment, net	111,602	108,348
Deferred income taxes	1,558	1,439
Intangible assets	63,416	57,573
Assets held for sale	900	900
Goodwill	107,422	103,700
Other assets	25,045	20,025

Total Assets	$623,243	$580,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$10,250	$10,250
Accounts payable	39,184	35,032
Accrued expenses	54,348	55,626
Deferred income taxes	1,061	447

Total current liabilities	104,843	101,355
Long-term debt, excluding current maturities	334,625	339,750
Deferred income taxes	16,162	11,404
Employee benefit obligations	65,428	64,556
Other liabilities	20,991	21,424

Total liabilities	542,049	538,489

Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,685,408 and 48,236,247 outstanding, respectively	487	482
Capital in excess of par value of stock	595,339	587,894
Accumulated deficit	(479,981)	(509,355)
Accumulated other comprehensive loss	(34,651)	(36,623)

Total stockholders’ equity	81,194	42,398

Total Liabilities and Stockholders’ Equity	$623,243	$580,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
Cash flows from operating activities:
Net income	$29,374	$19,226
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(740)
Depreciation of property, plant, and equipment	10,444	10,583
Amortization of intangible assets and deferred financing costs	4,428	2,354
Loss on disposal or impairment of assets	223	366
Stock compensation and other non-cash charges	3,388	315
Excess tax benefit from share-based compensation	(456)	(112)
Deferred income tax expense	511	67
Changes in assets and liabilities, excluding acquisitions:
(Increase) decrease in accounts receivable	(15,681)	(4,768)
(Increase) decrease in inventories	7,245	(6,094)
(Increase) decrease in other assets	2,974	2,809
Increase (decrease) in accounts payable	990	(256)
Increase (decrease) in accrued expenses	(1,807)	8,088
Increase (decrease) in other liabilities	(922)	(964)
Discontinued operations	5	517

Net cash provided by operating activities	40,716	31,391

Cash flows from investing activities:
Purchases of property, plant, and equipment	(13,658)	(8,603)
Proceeds from sale of assets	136	19
Acquisitions, net of cash acquired	(14,121)	—
Discontinued operations	—	(35)

Net cash used in investing activities	(27,643)	(8,619)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(3,400)
Repayment of term loan principal	(5,125)	(2,043)
Debt issuance costs	(6,509)	—
Excess tax benefit from share-based compensation	456	112
Proceeds from share-based compensation activity	538	295
Taxes paid under share-based compensation activity	(254)	(333)

Net cash used in financing activities	(10,894)	(5,369)

Effect of exchange rate changes	(2,360)	339

Net increase (decrease) in cash and cash equivalents	(181)	17,742
Cash and cash equivalents at beginning of period	80,708	55,070

Cash and cash equivalents at end of period	$80,527	$72,812

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2010	48,236	$482	$587,894	$(509,355)	$(36,623)	$42,398
Net income				29,374		29,374
Other comprehensive income:
Foreign currency translation adjustment					2,030	2,030
Unrealized losses					(58)	(58)

Comprehensive income, net						31,346

Acquisition of KOX	310	3	4,706			4,709
Stock options, stock appreciation rights, and restricted stock	139	2	740			742
Stock compensation expense			1,999			1,999

Balance June 30, 2011	48,685	$487	$595,339	$(479,981)	$(34,651)	$81,194

Other comprehensive income (loss):
Three months ended June 30, 2011						$344
Six months ended June 30, 2011						1,972
Three months ended June 30, 2010						(2,302)
Six months ended June 30, 2010						(3,799)

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

The accompanying financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 2: ACQUISITIONS

Accounting Policy for Acquisitions

The Company accounts for acquisitions in accordance with Accounting Standards Codification section 805 (“ASC 805”). Accordingly, an acquisition’s assets and liabilities are recorded at their estimated fair values on the date of acquisition. The Company estimates the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimates the fair value of inventory by considering the estimated costs to complete the manufacturing, assembly, and selling process, and the normal gross profit margin typically associated with its sale. The Company estimates the fair value of identifiable intangible assets based on discounted projected cash flows or estimated royalty avoidance costs. The Company estimates the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce.

The Company has conducted a preliminary assessment of liabilities arising from tax matters related to its acquisitions, and has recognized provisional amounts in its initial accounting for the acquisition for the identified tax liabilities. However, the Company continues its review of these matters during the measurement period for up to one year following the date of acquisition, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

Establishment of Blount B.V. on January 19, 2011

On January 19, 2011, we acquired a dormant shelf company registered in the Netherlands and changed the name to Blount Netherlands B.V. (“Blount B.V.”). The acquisition price was $21 thousand, net of cash acquired, plus the assumption of certain liabilities. This acquisition, along with the formation of an additional holding entity named BI Holdings C.V., a Dutch limited partnership based in Bermuda and parent of Blount B.V., is expected to increase our flexibility to make international acquisitions. Direct ownership of certain of our foreign subsidiaries was transferred from our wholly-owned subsidiary, Blount, Inc., to Blount B.V. through a series of transactions executed in February 2011. We recognized $13 thousand of goodwill on the acquisition of the shelf company in the Netherlands, none of which is deductible for income tax purposes.

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

The total purchase price was $23.9 million. The purchase price consisted of $19.2 million in cash and 309,834 shares of our common stock valued at $4.7 million based on the closing price of our stock on the acquisition date. KOX had $5.1 million of cash on the acquisition date, resulting in a net cash outflow of $14.1 million. As part of the acquisition, we assumed liabilities of $7.3 million. We assumed none of KOX’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.2 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during the fourth quarter of 2010 and the first quarter of 2011. The cash portion of the acquisition was funded from available cash on hand at Blount B.V. The common stock shares issued in the purchase are subject to certain restrictions under terms of the related stock purchase agreement.

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

The operating results of KOX are included in the Consolidated Statement of Income from the acquisition date forward, including incremental net sales of $5.1 million and $8.2 million and loss from continuing operations before income taxes of $0.7 million and $0.5 million in the three and six months ended June 30, 2011, respectively. Included in cost of sales for the three and six months ended June 30, 2011 are non-cash charges totaling $0.9 million and $1.3 million, respectively, for amortization of intangible assets and expense for the step-up to fair value of inventories related to KOX. Acquisition-related charges to cost of sales for KOX are expected to total $2.1 million in 2011. See also Note 4. None of the KOX goodwill is amortizable and deductible for income tax purposes.

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

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
(Amounts in thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$201,337	$201,337	$144,788	$149,211
Net income	13,752	14,198	10,443	10,307

Basic income per share	$0.28	$0.29	$0.22	$0.21
Diluted income per share	$0.28	$0.29	$0.22	$0.21

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
(Amounts in thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$382,211	$387,566	$277,917	$289,899
Net income	29,374	30,975	19,226	19,334

Basic income per share	$0.61	$0.64	$0.40	$0.40
Diluted income per share	$0.60	$0.63	$0.40	$0.40

Acquisition of SpeeCo on August 10, 2010

On August 10, 2010, we acquired all of the outstanding stock of SP Companies, Inc. and SpeeCo Incorporated (collectively, “SpeeCo”). SpeeCo, located in Golden, Colorado, is a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expands our product offerings to our current markets and customers, as well as offering opportunities for synergies in the areas of marketing, sales, and distribution, including marketing SpeeCo’s products to our international customers, and for back office consolidation of support functions. We also expect to benefit from the acquisition of SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

We paid $90.9 million in cash for SpeeCo, net of cash acquired, and assumed liabilities totaling $31.0 million. Pursuant to the terms of the stock purchase agreement, none of SpeeCo’s debt was assumed by Blount. In addition, we incurred legal and other third party fees totaling $1.0 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statement of Income in 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.

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

Approximately $7.0 million of the SpeeCo goodwill is amortizable and deductible for U.S. income tax purposes. The operating results of SpeeCo are included in the Company’s Consolidated Financial Statements from the acquisition date forward, including sales of $16.0 million and $35.2 million and income from continuing operations before income taxes of $0.5 million and $1.9 million, respectively, for the three and six months ended June 30, 2011. Included in cost of sales for the three and six months ended June 30, 2011 are non-cash charges totaling $1.4 million and $2.8 million, respectively, for amortization of intangible assets related to SpeeCo. Acquisition-related charges to cost of sales are expected to total $5.6 million for 2011. See also Note 4.

The following unaudited pro forma results present the estimated effect as if the acquisition of SpeeCo had occurred on January 1, 2009. The unaudited pro forma results include the historical results of SpeeCo, pro forma purchase accounting effects, pro forma interest expense effects of additional borrowings to fund the transaction, and the related pro forma income tax effects.

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
(Amounts in thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$144,788	$163,609	$277,917	$313,492
Net income	10,443	10,860	19,226	19,874

Basic income per share	$0.22	$0.23	$0.40	$0.42
Diluted income per share	$0.22	$0.22	$0.40	$0.41

NOTE 3: INVENTORIES

Inventories consisted of the following:

(Amounts in thousands)	June 30, 2011	December 31, 2010
Raw materials and supplies	$16,726	$16,529
Work in progress	20,110	14,986
Finished goods	66,144	68,930

Total inventories	$102,980	$100,445

NOTE 4: INTANGIBLE ASSETS

The following table summarizes intangible assets:

		June 30, 2011		December 31, 2010
(Amounts in thousands)	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill, Blount B.V.	Indefinite	$13	$—	$—	$—
Goodwill, KOX	Indefinite	3,709	—	—	—
Goodwill, SpeeCo	Indefinite	42,794	—	42,794	—
Goodwill, previous acquisitions	Indefinite	60,906	—	60,906	—

Total goodwill		107,422	—	103,700	—
Trademarks and trade names	Indefinite	16,711	—	11,469	—

Total with indefinite lives		124,133	—	115,169	—

Backlog	Less than 1	1,641	1,641	1,641	1,641
Covenants not to compete	2 - 4	1,112	752	1,112	595
Patents	11 - 13	5,320	904	5,320	687
Customer relationships	10 - 19	50,684	8,755	46,090	5,136

Total with finite lives		58,757	12,052	54,163	8,059

Total intangible assets		$182,890	$12,052	$169,332	$8,059

Amortization expense for intangible assets was $2.1 million and $4.0 million for the three and six months ended June 30, 2011, respectively. Amortization expense for intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2010, respectively, and related solely to the acquisition accounting for Carlton through the first half of 2010. Amortization expense for these intangible assets is expected to total $8.2 million in 2011, $6.8 million in 2012, $5.8 million in 2013, $5.2 million in 2014, $4.6 million in 2015, and $4.0 million in 2016.

NOTE 5: DEBT

Long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2011	December 31, 2010
Revolving credit facility borrowings	$—	$—
Term loans	344,875	350,000

Total debt	344,875	350,000
Less current maturities	(10,250)	(10,250)

Long-term debt, net of current maturities	$334,625	$339,750

Weighted average interest rate on outstanding debt	5.14%	5.14%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as agent and a lender that was amended and restated on August 9, 2010, amended on January 28, 2011, and amended and restated on June 13, 2011. The key terms of the Fourth Amendment and Restatement dated June 13, 2011 do not take effect until the initial funding date, which is expected to occur on or about August 9, 2011. As of June 30, 2011, the senior credit facilities consisted of a revolving credit facility, a term loan A, and a term loan B.

August 2010 Third Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into the Third Amendment and Restatement of its senior credit facilities that included the following key terms:

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

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $75.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of June 30, 2011, the Company had the ability to borrow an additional $72.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 3.50% or at an index rate, as defined in the credit agreement, plus 2.50%, and matures on August 9, 2015. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at LIBOR plus 3.50% or at the index rate plus 2.50% and matures on August 9, 2015. The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date. Once repaid, principal under the term loan A facility may not be re-borrowed.

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

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all debt covenants as of June 30, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time. Prior to August 9, 2011, a 1% prepayment premium applies to any term loan B principal prepaid. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

Our debt is incurred by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. The Company has also directly or indirectly pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities that included the following key terms, effective upon the initial funding date which is expected to occur on August 9, 2011:

•	Maximum borrowings under the revolving credit facility were increased from $75.0 million to $400.0 million and the maturity date was extended to August 31, 2016.

•	A term loan A facility was increased from $75.0 million to $300.0 million and the maturity date was extended to August 31, 2016.

•	The interest rates on the revolving credit facility and the term loan A were reduced to LIBOR rate plus 2.50%, or an index rate, as defined in the credit agreement, plus 1.50%.

•	The existing term loan B facility will be paid in full upon the initial funding date of the Fourth Amendment and Restatement.

•

Certain financial and other covenants were amended and revised. The covenant limiting maximum capital expenditures to $42.5 million within a calendar year was eliminated. The maximum leverage ratio was changed to 4.25 through December 31, 2011, 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter. Other covenant modifications were made to increase maximum amounts allowed for acquisition transactions and indebtedness, including intercompany indebtedness.

•

The Company paid $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement, which are carried on the Consolidated Balance Sheet at June 30, 2011 in prepaid expenses and deferred financing fees.

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

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended June 30,
	2011	2010	2011	2010
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$667	$624	$65	$67
Interest cost	2,755	2,734	493	524
Expected return on plan assets	(3,372)	(2,991)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of net actuarial losses	941	924	218	212

Total net periodic benefit cost	$989	$1,289	$776	$803

	Six Months Ended June 30,
	2011	2010	2011	2010
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,334	$1,248	$130	$134
Interest cost	5,510	5,468	986	1,048
Expected return on plan assets	(6,744)	(5,982)	—	—
Amortization of prior service cost	(4)	(4)	—	—
Amortization of net actuarial losses	1,882	1,848	436	424

Total net periodic benefit cost	$1,978	$2,578	$1,552	$1,606

The Company expects to contribute approximately $15 million to $17 million to its funded defined benefit pension plans in 2011, including a $10 million voluntary contribution to the U.S. defined benefit pension plan made in July 2011.

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

NOTE 7: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are summarized in the following table:

June 30,
(Amounts in thousands)	2011
Letters of credit outstanding	$3,589
Other financial guarantees	1,283

Total financial guarantees and commitments	$4,872

See also Note 5 regarding guarantees of debt.

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

In addition, the PLP Group has hired common counsel to pursue other potentially liable parties, including the federal government. The Company may or may not be pursued to contribute to the cost of this new or any subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the six months ended June 30, 2011 or 2010 in connection with the remediation efforts at the Site.

On June 10, 2011, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it was deemed to be a de minimis potentially responsible party (“PRP”) to the Casmalia Superfund Site in Santa Barbara County, California. This PRP assertion arose out of the alleged disposal of wastes by the Solar Energy Generating operations of a subsidiary of the Company that is now known as 4520 Corp., Inc. Since the volume of wastes disposed of was low, the Company was offered a tentative settlement of $5 thousand, an immaterial amount that the Company has accepted and paid. This offer and acceptance, however, may be subject to the actions of other PRPs, and will remain open during the statutory period for receiving public comments. Unless and until these events have been finalized, there is no assurance that the Company’s settlement will be final and binding; however, the Company believes that, due to the amounts and nature of the materials disposed of, any final accounting will not be significantly different from the tentative settlement amount.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 9: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2011	2010	2011	2010
Shares for basic per share computation – weighted average common shares outstanding	48,694	47,840	48,533	47,815
Dilutive effect of common stock equivalents	830	509	791	524

Shares for diluted per share computation	49,524	48,349	49,324	48,339

Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	93	2,073	146	1,864

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	153	150	153	150

The allocation of undistributed earnings (net income) to the participating securities under the two class method had the effect of decreasing basic and diluted earnings per share for the six months ended June 30, 2011 by $0.01.

NOTE 10: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
SARs granted (number of shares)	469	549
RSUs granted (number of shares)	98	118

Aggregate fair value; SARs granted	$3,256	$3,091
Aggregate fair value; RSUs granted	$1,395	$1,322

The SARs and RSUs granted in 2010 and 2011 vest quarterly over a three-year period and are restricted from exercise, sale, or other transfer until three years from the grant date. The SARs granted have a ten-year term.

The following assumptions were used to estimate the fair value of SARs issued in the periods indicated:

	2011	2010
Estimated average life	6 years	6 years
Risk-free interest rate	2.4%	2.8%
Expected volatility	48.4%	49.8%
Weighted average volatility	48.4%	49.8%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$15.09	$11.85
Weighted average grant date fair value	$7.35	$5.96

As of June 30, 2011, the total unrecognized stock-based compensation expense related to previously granted awards was $8.4 million. The weighted average period over which this expense is expected to be recognized is 26 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market from the stockholder-approved 2006 Equity Incentive Plan.

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010
Operating income (expense):
Outdoor Products	$32,343	$28,189	$66,446	$55,967
Central administration and other	(7,525)	(6,222)	(13,786)	(12,634)

Operating income	$24,818	$21,967	$52,660	$43,333

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
Interest paid	$9,452	$10,369
Income taxes paid, net	10,331	3,841

On March 1, 2011, we issued 309,834 shares of common stock valued at $4.7 million as part of the purchase price of KOX.

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The carrying amount of any principal outstanding on the revolving credit facility approximates fair value because the applicable interest rates are variable and the maturity period is relatively short. The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans. Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value, as determined by reference to quoted terms for similar instruments. The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments. The estimated fair values of the term loans at June 30, 2011 and December 31, 2010 are presented below.

	June 30, 2011		December 31, 2010
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$344,875	$344,875	$350,000	$352,188

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world. At June 30, 2011, approximately 63% of accounts receivable were from customers outside the U.S. Accounts receivable are principally from distributors, dealers, mass merchants, chain saw manufacturers, and other original equipment manufacturers (“OEMs”), and are normally not collateralized.

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

As of June 30, 2011, the cumulative unrealized pre-tax gain on these contracts included in other comprehensive loss on the Consolidated Balance Sheet was $0.7 million. During the three and six months ended June 30, 2011, gains of $0.4 million and $0.7 million, respectively, were recognized in cost of goods sold in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments. During the three and six months ended June 30, 2010, gains of $0.7 million and $2.1 million, respectively, were recognized in cost of goods sold in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments. Gains and losses on these Canadian Dollar derivative financial instruments are offset in cost of goods sold by the effects of currency exchange rate changes on the underlying transactions. Through June 30, 2011, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these Canadian Dollar contracts outstanding was $39.5 million at June 30, 2011 and $34.5 million at December 31, 2010.

We hedge the interest rate and foreign currency exposure on a portion of our cash and cash equivalents invested in Brazil with interest rate swap agreements. The change in fair value of these instruments is recognized in interest income in the Consolidated Statements of Income. Any change in fair value of these derivative contracts is fully offset by the change in fair value of the underlying investments. There was no impact from these interest rate swap contracts in the three and six months ended June 30, 2011. The Consolidated Statements of Income include no impact for the three months ended June 30, 2010 and income of $0.1 million for the six months ended June 30, 2010 from the change in fair value of these interest rate swap contracts. There were no such instruments outstanding at June 30, 2011 or December 31, 2010.

In the first quarter of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B, that cap the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. These agreements are carried on the Consolidated Balance Sheet at fair value. As of June 30, 2011, the unrealized pre-tax loss on these agreements included in other comprehensive loss on the Consolidated Balance Sheet was $0.2 million.

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

Derivatives held by the Company are summarized as follows:

(Amounts in thousands)	Carrying Value on Balance Sheets	Assets Measured at Fair Value	Level 1	Level 2	Level 3
June 30, 2011	$715	$715	$—	$715	$—
December 31, 2010	636	636	—	636	—

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market.

The amounts included in accumulated other comprehensive loss on the Consolidated Balance Sheet at June 30, 2011 is expected to be recognized in the Consolidated Statements of Income within the next twelve months.

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

In May 2011, the FASB issued new guidance on fair value measurements and disclosures which will result in common fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The new guidance will be effective for us on January 1, 2012 and will result in enhanced footnote disclosures including those related to equity interests issued as consideration for business combinations.

In June 2011, the FASB issued new guidance on the financial statement presentation of comprehensive income which eliminates the option of presenting other comprehensive income as a component of the Statement of Changes in Stockholders’ Equity. The new guidance will be effective for us on January 1, 2012 and will require that all non-owner changes to comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

NOTE 15: SUBSEQUENT EVENT

Acquisition of PBL on August 5, 2011

On August 5, 2011, through our indirect wholly-owned subsidiary Blount Holdings France SAS (“Blount France”), we acquired all of the outstanding stock of Finalame SA, which includes PBL SAS and related companies (together “PBL”). PBL is a leading manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France and Queretaro, Mexico. The acquisition of PBL is expected to increase our manufacturing capacity for lawnmower blades and establish our entrance into the agricultural parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico. PBL’s sales for the twelve months ended July 31, 2011 were approximately $33.2 million.

At closing we paid $14.2 million in cash for the outstanding stock of PBL. At the acquisition date, PBL had $1.9 million of cash on hand and outstanding debt of approximately $16.0 million. The Company intends to retire PBL’s debt at a future date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements included elsewhere in this report.

Operating Results

Three months ended June 30, 2011 (unaudited) compared to three months ended June 30, 2010 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Three Months Ended June 30,
(Amounts in millions)	2011	2010	Change		Contributing Factor
(Amounts may not sum due to rounding)

Sales	$201.3	$144.8	$56.5
				$50.5	Sales volume, including acquisitions
				3.2	Selling price and mix
				2.9	Foreign currency translation

Gross profit	64.2	51.1	13.1
Gross margin	31.9%	35.3%		16.9	Sales volume
				3.2	Selling price and mix
				(2.2)	Acquisition accounting effects
				(3.1)	Product cost and mix
				(1.7)	Foreign currency translation

Selling, general, and administrative expenses (“SG&A”)	39.4	29.1	10.2
As a percent of sales	19.6%	20.1%		3.7	Acquisitions
				1.3	Compensation expense
				2.0	Advertising
				1.3	Professional services
				1.0	Foreign currency translation
				0.9	Other, net

Operating income	24.8	22.0	2.9
Operating margin	12.3%	15.2%		13.1	Increase in gross profit
				(10.2)	Increase in SG&A

Income from continuing operations	13.8	9.9	3.8
				2.9	Increase in operating income
				1.5	Decrease in net interest expense
				(0.1)	Change in other income (expense)
				(0.5)	Increase in income tax provision

Income from discontinued operations	—	0.5	(0.5)
				(0.8)	Decrease in operating results
				0.3	Decrease in income taxes

Net income	$13.8	$10.4	$3.3

Sales in the three months ended June 30, 2011 increased by $56.5 million (39.1%) from the same period in 2010, primarily due to increased unit volume of $50.5 million. We report all incremental sales attributable to our recent acquisitions, SpeeCo and KOX, as unit volume increase. SpeeCo and KOX contributed $16.0 million and $5.1 million of incremental sales, respectively, in the three months ended June 30, 2011. Excluding the effect of these acquisitions, unit sales volume increased by $29.4 million or 20.3%. Changes in average selling price and product mix increased sales revenue by $3.2 million on a quarter-over-quarter basis. Higher average selling prices were attributable to pricing actions we implemented late in 2010 and the first half of 2011, and to a lower relative proportion of OEM to replacement market sales. Historically, sales to our OEM customers are at lower average prices than sales to the replacement market. Excluding SpeeCo and KOX, OEM sales were up 6.2% while replacement channel sales were up 30.1%. The translation of foreign currency-denominated sales transactions increased consolidated sales by $2.9 million in the current quarter compared to the second quarter of 2010, given the relatively weaker U.S. Dollar in comparison to most foreign currencies. International sales increased by $35.6 million (35.0%), while domestic sales were flat, both exclusive of sales from recent acquisitions. The increase in international sales reflected strong global market conditions and demand for our products, with the largest percentage growth occurring in Europe and Russia (up 42.2% in aggregate), followed by South America (up 32.5%), and the Asia-Pacific region (up 29.4%), all exclusive of sales from recent acquisitions. Excluding the effects of recent acquisitions, sales of forestry products were up 31.4%, while sales of lawn and garden and construction products were both flat.

Consolidated order backlog at June 30, 2011 was $175.0 million compared to $181.9 million at March 31, 2011 and $121.2 million at June 30, 2010.

Gross profit increased by $13.1 million (25.6%) from the second quarter of 2010 to the second quarter of 2011. Higher unit sales volume, including incremental volume from SpeeCo and KOX, along with the effect of higher average selling prices and product mix, accounted for the increase. Partially offsetting the volume increases were increased non-cash charges for acquisition purchase accounting and higher product cost and mix. Purchase accounting effects related to SpeeCo and KOX totaled $2.3 million in the three months ended June 30, 2011. Coupled with a slight decrease in amortization expense of purchased intangibles related to earlier acquisitions, the overall impact was an increase of $2.2 million from the second quarter of 2010 to the second quarter of 2011. Amortization of purchase intangible assets is expected to total $8.2 million for 2011. Product cost and mix increased by $3.1 million quarter-over-quarter. The increase in product cost was driven by annual merit pay increases, incremental headcount brought on after the second quarter of 2010 to service increasing product demand, and costs related to the Company’s continuing effort to streamline product offerings and improve efficiency. The comparable gross margin in the second quarter of 2010 benefited significantly from the relatively quick upturn in volumes and related manufacturing leverage we achieved in that quarter. Changes in steel costs reduced gross profit by $0.5 million on a year-over-year basis. Gross margin in the second quarter of 2011 was 31.9% of sales compared to 35.3% in the second quarter of 2010. The decline in gross margin from last year’s second quarter is primarily the result of the lower average gross margins of acquired business and the related acquisition accounting. Additionally, changes in foreign currencies from the same period last year caused gross margins to decline.

Fluctuations in currency exchange rates decreased our gross profit in the second quarter of 2011 compared to 2010 by $1.7 million on a consolidated basis. The translation of stronger foreign currencies in Canada and Brazil into a weaker U.S. Dollar resulted in higher reported manufacturing costs. This foreign currency effect at our international manufacturing locations more than offset the positive effect on translation of international sales revenue.

SG&A was $39.4 million in the second quarter of 2011, compared to $29.1 million in the second quarter of 2010, representing an increase of $10.2 million (35.1%). As a percentage of sales, SG&A decreased from 20.1% in the second quarter of 2010 to 19.6% in the second quarter of 2011, primarily due to the increase in sales revenue, which outpaced the increase in SG&A spending. Incremental SG&A expense incurred at SpeeCo and KOX added $3.7 million in the second quarter of 2011. Compensation expense for the quarter increased by $1.3 million on a comparative basis, reflecting annual merit increases and increased headcount. Advertising expense increased by $2.0 million, as we launched advertising programs for new product introductions in the second quarter of 2011. Costs for professional services were $1.3 million higher in the second quarter of 2011 compared with the second quarter of 2010, primarily related to our strategic initiatives, including our acquisition program. International operating expenses increased by $1.0 million from the prior year comparable period due to the movement in foreign currency exchange rates.

Operating income increased by $2.9 million from the second quarter of 2010 to the second quarter of 2011, resulting in an operating margin for 2011 of 12.3% of sales compared to 15.2% for the second quarter of 2010. The increase was due to higher sales volume and gross profit, partially offset by increased SG&A expenses.

Interest expense was $4.9 million in the second quarter of 2011 compared to $6.4 million in the second quarter of 2010. The decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in August 2010, and our average interest costs were further reduced when we redeemed our 8 7/8% senior subordinated notes in September 2010.

The following table summarizes our income tax provision for continuing operations in 2011 and 2010:

	Three Months Ended June 30,
(Amounts in thousands)	2011	2010
Income before income taxes	$19,908	$15,591
Provision for income taxes	6,156	5,644

Effective tax rate	30.9%	36.2%

The effective tax rate for the second quarter of 2011 was lower than the federal statutory rate of 35% primarily due to favorable effects from foreign income taxes, partially offset by state income tax expense. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes.

The effective tax rate for the second quarter of 2010 was higher than the federal statutory rate of 35% due to state income taxes and taxes recognized on interest and dividends from certain of our foreign locations.

Net income in the second quarter of 2011 was $13.8 million, or $0.28 per diluted share, compared to $10.4 million, or $0.22 per diluted share, in the second quarter of 2010.

Segment Results. The following table reflects segment sales and operating results for 2011 and 2010:

	Three Months Ended June 30,
(Amounts in thousands)	2011	2010	Percent Change
Operating income (expense):
Outdoor Products	$32,343	$28,189	14.7%
Central administration and other	(7,525)	(6,222)	20.9

Operating income	$24,818	$21,967	13.0%

Outdoor Products Segment. The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Central Administration and Other. The central administration and other category increased by $1.3 million from 2010 to 2011, primarily due to increased expenses for professional services for the most part related to our strategic initiatives, including our acquisition program.

Six months ended June 30, 2011 (unaudited) compared to six months ended June 30, 2010 (unaudited).

The table below provides a summary of results and the primary contributing factors to the year-over-year change.

	Six Months Ended June 30,
(Amounts in millions)	2011	2010	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$382.2	$277.9	$104.3
				$96.0	Sales volume, including acquisitions
				5.0	Selling price and mix
				3.3	Foreign currency translation

Gross profit	124.2	100.2	24.0
Gross margin	32.5%	36.1%		31.3	Sales volume
				5.0	Selling price and mix
				(4.0)	Acquisition accounting effects
				(5.4)	Product cost and mix
				(2.8)	Foreign currency translation

SG&A	71.6	56.9	14.7
As a percent of sales	18.7%	20.5%		6.0	Acquisitions
				2.3	Compensation expense
				1.8	Advertising
				1.9	Professional services
				0.8	Travel
				1.1	Foreign currency translation
				0.8	Other, net

Operating income	52.7	43.3	9.3
Operating margin	13.8%	15.6%		24.0	Increase in gross profit
				(14.7)	Increase in SG&A

Income from continuing operations	29.4	18.5	10.9
				9.3	Increase in operating income
				3.2	Decrease in net interest expense
				(0.3)	Change in other income (expense)
				(1.4)	Increase in income tax provision

Income from discontinued operations	—	0.7	(0.7)
				(1.2)	Decrease in operating results
				0.5	Decrease in income taxes

Net income	$29.4	$19.2	$10.1

Sales in the six months ended June 30, 2011 increased by $104.3 million (37.5%) from the same period in 2010, primarily due to increased unit volume of $96.0 million. We report all incremental sales attributable to our recent acquisitions, SpeeCo and KOX, as unit volume increase. SpeeCo and KOX contributed $35.2 million and $8.2 million of incremental sales, respectively, in the six months ended June 30, 2011. Excluding the effect of these acquisitions, unit sales volume increased by $52.7 million or 18.9%. Changes in average selling price and product mix increased sales revenue by $5.0 million on a year-over-year basis. Higher average selling prices were attributable to pricing actions we implemented late in 2010 and the first quarter of 2011, and to a lower relative proportion of OEM to replacement market sales. Historically, sales to our OEM customers are at slightly lower average prices than sales to the replacement market. Excluding SpeeCo and KOX, OEM sales were up 8.5%, while replacement channel sales were up 25.9%. The translation of foreign currency-denominated sales transactions increased consolidated sales by $3.3 million in the first six months of 2011 compared to the first six months of 2010, given the relatively weaker U.S. Dollar in comparison to most foreign currencies. International sales increased by $53.8 million (26.9%), while domestic sales increased by $7.1 million (9.1%), both exclusive of sales from recent acquisitions. The increase in international sales reflected strong global market conditions and demand for our products, with the largest percentage growth occurring in Europe and Russia (up 29.0% in aggregate), followed by the Asia-Pacific region (up 27.1%) and South America (up 22.3%), all exclusive of sales from recent acquisitions. Excluding the effects of recent acquisitions, sales of forestry products were up 24.2%, lawn and garden products were up 14.3%, and construction products were up 7.6%.

Consolidated order backlog at June 30, 2011 was $175.0 million compared to $133.7 million at December 31, 2010. None of the incremental backlog is attributable to KOX.

Gross profit increased by $24.0 million (24.0%) from the first six months of 2010 to the first six months of 2011. Higher unit sales volume, including incremental volume from SpeeCo and KOX, along with the effect of higher average selling prices and product mix, accounted for the increase. Partially offsetting the volume increases were increased non-cash charges for purchase accounting and higher product cost and mix. Purchase accounting effects related to SpeeCo and KOX totaled $4.1 million in the six months ended June 30, 2011. Coupled with a slight decrease in amortization expense of purchased intangibles related to earlier acquisitions, the overall impact was an increase of $4.0 million from the first six months of 2010 to the first six months of 2011. Amortization of purchased intangible assets is expected to total $8.2 million for 2011. Product cost and mix increased by $5.4 million year-over-year. The increase in product cost was driven by annual merit pay increases, incremental headcount brought on in the first half of 2010 to service increasing product demand, and costs related to the Company’s continuing effort to streamline product offerings and improve efficiency. The comparable gross margin in the first six months of 2010 benefited significantly from the relatively quick upturn in volumes and related manufacturing leverage we achieved in the first half of that year. Changes in steel costs reduced gross profit by $0.5 million on a year-over-year basis. Gross margin in the first six months of 2011 was 32.5% of sales compared to 36.1% in the first six months of 2010. The decline in gross margin from the first six months of 2010 is primarily the result of the lower average gross margins of acquired business and the related acquisition accounting. Additionally, changes in foreign currencies from the same period last year caused gross margins to decline.

Fluctuations in currency exchange rates decreased our gross profit in the first six months of 2011 compared to 2010 by $2.8 million on a consolidated basis. The translation of stronger foreign currencies in Canada and Brazil into a weaker U.S. Dollar resulted in higher reported manufacturing costs. This foreign currency effect at our international manufacturing locations more than offset the positive effect on translation of international sales revenue.

SG&A was $71.6 million in the first six months of 2011, compared to $56.9 million in the first six months of 2010, representing an increase of $14.7 million (25.9%). As a percentage of sales, SG&A decreased from 20.5% in the first six months of 2010 to 18.7% in the first six months of 2011, primarily due to the increase in sales revenue, which outpaced the increase in SG&A spending. Incremental SG&A expense incurred at SpeeCo and KOX, added $6.0 million in the first six months of 2011. Compensation expense for the six month period increased by $2.3 million on a comparative basis, reflecting annual merit increases and increased headcount, partially offset by reduced incentive compensation expense. Advertising expense increased by $1.8 million, primarily due to advertising programs for new product introductions. Costs for professional services were $1.9 million higher in the first half of 2011 compared with the first half of 2010, primarily related to our strategic initiatives, including our acquisition program. Travel expenses increased by $0.8 million, also primarily related to our strategic initiatives. International operating expenses increased by $1.1 million from the prior year comparative period due to the movement in foreign currency exchange rates.

Operating income increased by $9.3 million from the first six months of 2010 to the first six months of 2011, resulting in an operating margin for 2011 of 13.8% of sales compared to 15.6% for the first six months of 2010. The increase was due to higher sales volume and gross profit, partially offset by increased SG&A expenses.

Interest expense was $9.8 million in the first six months of 2011 compared to $12.9 million in the first six months of 2010. The decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in August 2010, and our average interest costs were further reduced when we redeemed our 8 7/8% senior subordinated notes in September 2010.

The following table summarizes our income tax provision for continuing operations in 2011 and 2010:

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
Income before income taxes	$42,714	$30,450
Provision for income taxes	13,340	11,964

Effective tax rate	31.2%	39.3%

The effective tax rate for the first six months of 2011 was lower than the federal statutory rate of 35% primarily due to favorable effects from foreign income taxes, partially offset by state income tax expense. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes.

The effective tax rate for the first half of 2010 was higher than the federal statutory rate of 35% due to state income taxes and the $1.7 million impact of the change in tax deductibility related to the Medicare Part D prescription drug benefit we provide to certain of our U.S. retirees. The effective tax rate was also increased by additional tax expenses recognized on interest and dividends from certain of our foreign locations. These increases to the effective tax rate were partially offset by the positive effects from settlement of our IRS audit and the related release of reserves for some of our previously recorded uncertain tax positions.

Net income in the first six months of 2011 was $29.4 million, or $0.60 per diluted share, compared to $19.2 million, or $0.40 per diluted share, in the first six months of 2010.

Segment Results. The following table reflects segment sales and operating results for 2011 and 2010:

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010	Percent Change
Operating income (expense):
Outdoor Products	$66,446	$55,967	18.7%
Central administration and other	(13,786)	(12,634)	9.1

Operating income	$52,660	$43,333	21.5%

Outdoor Products Segment. The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Central Administration and Other. The central administration and other category increased by $1.2 million from 2010 to 2011, primarily due to increased expenses for professional services for the most part related to our strategic initiatives, including our acquisition program.

Financial Condition, Liquidity and Capital Resources

Long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2011	December 31, 2010
Revolving credit facility borrowings	$—	$—
Term loans	344,875	350,000

Total debt	344,875	350,000
Less current maturities	(10,250)	(10,250)

Long-term debt, net of current maturities	$334,625	$339,750

Weighted average interest rate on outstanding debt	5.14%	5.14%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as agent and a lender that was amended and restated on August 9, 2010, amended on January 28, 2011, and amended and restated on June 13, 2011. The key terms of the Fourth Amendment and Restatement dated June 13, 2011 do not take effect until the initial funding date, which is expected to occur on or about August 9, 2011. As of June 30, 2011, the senior credit facilities consisted of a revolving credit facility, a term loan A, and a term loan B.

August 2010 Third Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into the Third Amendment and Restatement of its senior credit facilities that included the following key terms:

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

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $75.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of June 30, 2011, the Company had the ability to borrow an additional $72.1 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at the LIBOR rate plus 3.50% or at an index rate, as defined in the credit agreement, plus 2.50%, and matures on August 9, 2015. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan A bears interest at LIBOR plus 3.50% or at the index rate plus 2.50% and matures on August 9, 2015. The term loan A facility requires quarterly principal payments of $1.9 million commencing on January 1, 2011, with a final payment of $39.4 million due on the maturity date. Once repaid, principal under the term loan A facility may not be re-borrowed.

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

The status of financial covenants was as follows:

	As of June 30, 2011
Financial Covenants	Requirement	Actual
Maximum capital expenditures per calendar year	$ 42.5 million	$ 13.7 million
Minimum fixed charge coverage ratio trailing 12 months	1.15	1.65
Maximum leverage ratio trailing 12 months	4.00	2.57

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all debt covenants as of June 30, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time. Prior to August 9, 2011, a 1% prepayment premium applies to any term loan B principal prepaid. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

Our debt is incurred by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. The Company has also directly or indirectly pledged 65% of the stock of its non-domestic subsidiaries as additional collateral.

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities that included the following key terms, effective upon the initial funding date which is expected to occur on August 9, 2011:

•	Maximum borrowings under the revolving credit facility were increased from $75.0 million to $400.0 million and the maturity date was extended to August 31, 2016.

•	A term loan A facility was increased from $75.0 million to $300.0 million and the maturity date was extended to August 31, 2016.

•	The interest rates on the revolving credit facility and the term loan A were reduced to LIBOR rate plus 2.50%, or an index rate, as defined in the credit agreement, plus 1.50%.

•	The existing term loan B facility will be paid in full upon the initial funding date of the Fourth Amendment and Restatement.

•

Certain financial and other covenants were amended and revised. The covenant limiting maximum capital expenditures to $42.5 million within a calendar year was eliminated. The maximum leverage ratio was changed to 4.25 through December 31, 2011, 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter. Other covenant modifications were made to increase maximum amounts allowed for acquisition transactions and indebtedness, including intercompany indebtedness.

•

The Company paid $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement, which are carried on the Consolidated Balance Sheet at June 30, 2011 in prepaid expenses and deferred financing fees.

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There were no changes to these ratings during the six months June 30, 2011. As of June 30, 2011, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Stable
General credit rating	BB-/Stable	Ba3/Stable

We intend to fund working capital, capital expenditures, debt service requirements, acquisitions, and obligations under our post-employment benefit plans for the next twelve months through cash flows generated from operations and the amounts available under our revolving credit facility. We expect our financial resources will be sufficient to cover any additional increases in working capital and capital expenditures. There can be no assurance, however, that these resources will be sufficient to meet our needs. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. Our senior credit facility requires us to fix or cap the interest rate on 35% of the principal outstanding under our term loans for a period of two years. In the first quarter of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B that cap the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. Effectively, these agreements cap the maximum interest rate at 8.50% on 35% of the principal outstanding under term loan A, and at 9.00% on 35% of the principal outstanding under term loan B. The Fourth Amendment and Restatement of our senior credit facility also requires that we fix or cap 35% of the principal under our term loan within 180 days of the initial funding date, and maintain such fix or cap for a period of two years. Our weighted average interest rate on all debt was 5.14% as of June 30, 2011 and as of December 31, 2010.

Cash and cash equivalents at June 30, 2011 were $80.5 million, compared to $80.7 million at December 31, 2010. As of June 30, 2011, $72.8 million of our cash and cash equivalents was held at our foreign locations. Cash provided by operating activities is summarized in the following table:

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
Net income	$29,374	$19,226
Non-cash items	18,538	12,833

Subtotal	47,912	32,059
Changes in assets and liabilities, net	(7,201)	(1,185)
Discontinued operations, net	5	517

Net cash provided by operating activities	$40,716	$31,391

Non-cash items consist of expenses for depreciation of property, plant, and equipment; amortization; stock compensation and other non-cash charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gains or losses on disposal of property, plant, and equipment. During the first six months of 2011, operating activities provided $40.7 million of cash. Income from continuing operations plus non-cash items totaled $47.9 million in the first half of 2011, reflecting increased income compared with the first half of 2010, and higher non-cash items. The increased amount of non-cash items in 2011 is primarily due to increased amortization expense on intangible assets related to our recent acquisitions and higher stock compensation expense. The net change in working capital components and other assets and liabilities during the 2011 period used $7.2 million in cash. An increase in accounts receivable of $15.7 million, reflecting higher sales levels, partially offset by a reduction in inventories of $7.2 million, excluding inventory acquired with KOX, and in other assets of $3.0 million accounted for the net use of cash. Cash payments during the first six months of 2011 also included $9.5 million for interest and $10.3 million for income taxes. The Company expects to contribute a total of $15 million to $17 million to its funded defined benefit pension plans in 2011, including a voluntary contribution of $10 million to the U.S. defined benefit pension plan made in July 2011.

During the first six months of 2010, operating activities provided $31.4 million of cash. Income from continuing operations plus non-cash items totaled $32.1 million in the first half of 2010. The net change in working capital components and other assets and liabilities during the 2010 period used $1.2 million in cash. Increases in accounts receivable of $4.8 million and inventories of $6.1 million, both related to sales growth during the period, and a decrease in other liabilities of $1.0 million used cash during the period. These uses were partially offset by a decrease in other assets of $2.8 million, including the collection of income taxes receivable in certain jurisdictions, and an increase in accrued expenses of $8.1 million, largely due to increases in accrued income taxes and interest. Cash payments during the first six months of 2010 also included $10.4 million for interest and $3.8 million for income taxes.

Cash used in investing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
Purchases of property, plant, and equipment, net of proceeds from sales	$(13,522)	$(8,584)
Acquisitions, net of cash acquired	(14,121)	—
Discontinued operations	—	(35)

Net cash used in investing activities	$(27,643)	$(8,619)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2011, we expect to invest approximately $35 million in available cash for capital expenditures, compared to $20.0 million for the full year in 2010. We expect this higher level of capital expenditures to continue over the near term as we expand our manufacturing facility in China and seek to build a new manufacturing facility in Central or Eastern Europe. During the six months ended June 30, 2011, we acquired KOX (see Note 2) using cash on hand and issuing shares of our common stock. We expect to make additional acquisitions in the near term.

Cash used in financing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
Net decrease in debt principal outstanding	$(5,125)	$(5,443)
Debt issuance costs	(6,509)	—
Proceeds and tax effects related to stock-based compensation	740	74

Net cash used in financing activities	$(10,894)	$(5,369)

Cash used in financing activities in the first six months of 2011 consisted primarily of scheduled repayments of principal on our term loans and fees and transaction expenses incurred in conjunction with the amendment and restatement of our senior credit facilities completed on June 13, 2011. Cash used in financing activities in the first six months of 2010 consisted primarily of net repayments of principal under our revolving credit facility and scheduled repayments of principal on our term loan.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

In the opinion of management, there are currently no recent accounting pronouncements to be adopted in the future that are expected to have a significant effect on our financial reporting. See also Note 14 to the Consolidated Financial Statements included in Item 1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices including raw materials such as steel. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes.

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. The interest rates are variable on our term and revolver loans and we are subject to market risk from movement in benchmark rates. During 2010, we redeemed our fixed rate 8 7/8% subordinated notes, and all of our debt is now subject to variable interest rates. In February 2011, we entered into a series of interest rate cap agreements that establish maximum fixed interest rates on 35% of the principal amount outstanding under our term loans, as required by our current senior credit facility agreement.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

**10.1 Fourth Amended and Restated Credit Agreement, dated as of June 13, 2011, by and among Blount Inc., a Delaware corporation, Omark Properties, Inc., an Oregon corporation, Windsor Forestry Tools LLC, the other Credit Parties signatory thereto; General Electric Capital Corporation, in its capacity as Agent for the Lenders; and the other Lenders party thereto.

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

*101.INS XBRL Instance Document

*101.SCH XBRL Taxonomy Extension Schema Document

*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB XBRL Taxonomy Extension Label Linkbase Document

*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

**	Filed electronically herewith. Copies of such exhibits may be obtained upon written request from:

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

Dated: August 9, 2011