Form 10-Q
period 2011-09-30
BLOUNT INTERNATIONAL INC
filed 2011-11-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011.

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

As of November 1, 2011 there were 48,763,303 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2011	2010	2011	2010
Sales	$212,904	$162,581	$595,115	$440,498
Cost of sales	147,344	112,174	405,319	289,900

Gross profit	65,560	50,407	189,796	150,598
Selling, general, and administrative expenses	41,627	29,702	113,203	86,560

Operating income	23,933	20,705	76,593	64,038
Interest income	39	7	171	82
Interest expense	(4,460)	(7,720)	(14,242)	(20,647)
Other expense, net	(3,772)	(7,189)	(4,067)	(7,221)

Income from continuing operations before income taxes	15,740	5,803	58,455	36,252
Provision for income taxes	4,935	(4,757)	18,275	7,207

Income from continuing operations	10,805	10,560	40,180	29,045

Discontinued operations:
Income from discontinued operations before income taxes	—	11,796	—	12,964
Provision for income taxes	—	6,743	—	7,171

Income from discontinued operations	—	5,053	—	5,793

Net income	$10,805	$15,613	$40,180	$34,838

Basic income per share:
Continuing operations	$0.22	$0.22	$0.83	$0.61
Discontinued operations	—	0.11	—	0.12

Net income	$0.22	$0.33	$0.83	$0.73

Diluted income per share:
Continuing operations	$0.22	$0.22	$0.81	$0.60
Discontinued operations	—	0.10	—	0.12

Net income	$0.22	$0.32	$0.81	$0.72

Weighted average shares used in per share calculations:
Basic	48,833	47,902	48,633	47,844
Diluted	49,545	48,424	49,345	48,364

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

(Amounts in thousands, except share and per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$63,357	$80,708
Accounts receivable	141,772	79,223
Inventories	150,160	100,445
Deferred income taxes	12,070	9,462
Other current assets	18,877	19,064

Total current assets	386,236	288,902
Property, plant, and equipment, net	146,679	108,348
Deferred income taxes	894	1,439
Intangible assets	162,769	57,573
Goodwill	165,293	103,700
Assets held for sale	900	900
Other assets	23,398	20,025

Total Assets	$886,169	$580,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$19,626	$10,250
Accounts payable	55,788	35,032
Accrued expenses	75,427	55,626
Deferred income taxes	1,499	447

Total current liabilities	152,340	101,355
Long-term debt, excluding current maturities	514,200	339,750
Deferred income taxes	55,909	11,404
Employee benefit obligations	57,455	64,556
Other liabilities	16,335	21,424

Total liabilities	796,239	538,489

Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,763,303 and 48,236,247 outstanding, respectively	488	482
Capital in excess of par value of stock	597,036	587,894
Accumulated deficit	(469,175)	(509,355)
Accumulated other comprehensive loss	(38,419)	(36,623)

Total stockholders’ equity	89,930	42,398

Total Liabilities and Stockholders’ Equity	$886,169	$580,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
Cash flows from operating activities:
Net income	$40,180	$34,838
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(5,793)
Early extinguishment of debt	3,871	7,110
Depreciation	16,307	15,692
Amortization of intangible assets	7,141	2,373
Stock compensation	3,021	2,418
Other non-cash charges	1,783	2,645
Excess tax benefit from share-based compensation	(722)	(358)
Deferred income taxes	1,261	(574)
(Gain) loss on disposal of assets	249	826
Changes in assets and liabilities, excluding acquisitions:
(Increase) decrease in accounts receivable	(19,477)	(4,800)
(Increase) decrease in inventories	7,776	(9,271)
(Increase) decrease in other assets	1,082	14,458
Increase (decrease) in accounts payable	2,443	(2,231)
Increase (decrease) in accrued expenses	10,110	4,834
Increase (decrease) in other liabilities	(13,972)	(30,575)
Discontinued operations	(65)	1,106

Net cash provided by operating activities	60,988	32,698

Cash flows from investing activities:
Purchases of property, plant, and equipment	(24,387)	(14,017)
Proceeds from sale of assets	197	126
Acquisitions, net of cash acquired	(217,236)	(90,854)
Discontinued operations	—	25,176

Net cash used in investing activities	(241,426)	(79,569)

Cash flows from financing activities:
Net borrowings under revolving credit facility	221,000	21,300
Proceeds from term loans	300,000	350,000
Repayment of term loan principal	(350,000)	(107,465)
Repayment of 8 7/8% senior subordinated notes	—	(175,000)
Repayment of principal on debt of subsidiary	(1,715)	—
Debt issuance costs	(6,509)	(6,863)
Excess tax benefit from share-based compensation	722	358
Proceeds from share-based compensation activity	962	1,308
Taxes paid under share-based compensation activity	(267)	(333)

Net cash provided by financing activities	164,193	83,305

Effect of exchange rate changes	(1,106)	(504)

Net increase (decrease) in cash and cash equivalents	(17,351)	35,930
Cash and cash equivalents at beginning of period	80,708	55,070

Cash and cash equivalents at end of period	$63,357	$91,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2010	48,236	$482	$587,894	$(509,355)	$(36,623)	$42,398
Net income				40,180		40,180
Foreign currency translation adjustment					(850)	(850)
Unrealized losses					(1,322)	(1,322)
Pension liability adjustment					376	376
Acquisition of KOX	310	3	4,706			4,709
Stock options, stock appreciation rights, and restricted stock	217	3	1,415			1,418
Stock compensation expense			3,021			3,021

Balance September 30, 2011	48,763	$488	$597,036	$(469,175)	$(38,419)	$89,930

The Company holds 382,380 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.

On March 1, 2011, we issued 309,834 shares of common stock valued at $4.7 million as part of the acquisition price of KOX.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Net income	$10,805	$15,613	$40,180	$34,838

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses)	(1,912)	705	(1,302)	186
Gains reclassified to net income	(91)	(136)	(793)	(2,245)

Unrealized gains (losses)	(2,003)	569	(2,095)	(2,059)
Foreign currency translation adjustment	(2,803)	1,993	(953)	(137)

Other comprehensive income (loss), before tax	(4,806)	2,562	(3,048)	(2,196)
Income tax provision on other comprehensive items	1,039	417	1,252	1,376

Other comprehensive income (loss), net of tax	(3,767)	2,979	(1,796)	(820)

Comprehensive income, net of tax	$7,038	$18,592	$38,384	$34,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation. The unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity for the periods presented.

The accompanying financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Reclassifications. Certain amounts in the prior period financial statements may have been reclassified to conform to the current period presentation. Such reclassifications, if any, have no effect on previously reported net income, comprehensive income, total cash flows, or net stockholders’ equity.

NOTE 2: ACQUISITIONS

Accounting Policy for Acquisitions

The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”) section 805 (“ASC 805”). Accordingly, an acquisition’s assets and liabilities are recorded at their estimated fair values on the date of acquisition. The Company estimates the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimates the fair value of inventory by considering the estimated costs to complete the manufacturing, assembly, and selling processes, and the normal gross profit margin typically associated with its sale. The Company estimates the fair value of identifiable intangible assets based on discounted projected cash flows or estimated royalty avoidance costs. The Company estimates the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce.

The Company has conducted a preliminary assessment of liabilities arising from tax matters related to its acquisitions, and has recognized provisional amounts in its initial accounting for acquisitions for the identified tax liabilities. However, the Company continues its review of these matters during the measurement period for up to one year following the date of acquisition, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized. In addition, in the case of the Woods acquisition, the preliminary purchase price is subject to final negotiation of a working capital adjustment under terms of the related purchase agreement.

Acquisition of Woods on September 7, 2011

On September 7, 2011, through our indirect wholly-owned subsidiary SP Companies, Inc., we acquired GenWoods HoldCo, LLC and its wholly-owned subsidiary, Woods Equipment Company (“Woods”). Woods, based in Oregon, Illinois, is a manufacturer and marketer of equipment and replacement parts primarily for the agriculture end market. The acquisition of Woods is expected to

•	Increase distribution for Blount’s farm, ranch, and agriculture end market business, particularly in the agricultural dealer channel.

•	Expand our farm, ranch, and agriculture product line offerings of tractor attachments and aftermarket replacement parts.

•	Leverage Blount’s manufacturing and product development expertise and global distribution and supply chain network, particularly product sourcing.

•	Enhance Blount’s North American manufacturing and distribution footprint through the addition of three manufacturing and five distribution facilities.

The purchase price, which is subject to final adjustment as defined under terms of the related purchase agreement, was $190.4 million in cash, consisting of $185.0 million in negotiated enterprise value and a $5.4 million preliminary working capital adjustment. Woods had $0.2 million of cash on the acquisition date, resulting in a net cash outflow of $190.1 million. We assumed none of Woods’ debt in the transaction. In addition, we incurred legal and other third party fees totaling $2.0 million in conjunction with the acquisition that were expensed to selling, general, and administrative expense (“SG&A”) in the Consolidated Statements of Income during the third quarter of 2011. The acquisition was funded from cash on hand and borrowing under the Company’s revolving credit facility.

Woods’ pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended August 31, 2011
Sales	$164,810
Operating income	17,870
Depreciation and amortization	2,549

Woods’ operating income for the twelve months ended August 31, 2011 includes expenses of $0.7 million related to Woods’ former chief executive officer, $0.5 million in management fees charged by Woods’ former owner, $0.4 million in expenses attributed to Woods’ efforts to sell its business, $0.3 million in costs associated with the closure of a facility, and $0.3 million in fees associated with Woods’ September 2010 refinancing transaction.

Acquisition of PBL on August 5, 2011

On August 5, 2011, through our indirect wholly-owned subsidiary Blount Holdings France SAS, we acquired all of the outstanding stock of Finalame SA, which included PBL SAS and related companies (“PBL”). PBL is a leading manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increases our manufacturing capacity for lawnmower blades and establishes our entrance into the agricultural parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico.

The purchase price consisted of $14.2 million in cash and the assumption of $14.9 million in debt. PBL had $1.3 million of cash on the acquisition date, resulting in a net cash outflow of $13.0 million. In addition, we incurred legal and other third party fees totaling $0.9 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during the second and third quarters of 2011. The cash portion of the acquisition was funded from available cash on hand at our indirect wholly-owned subsidiary Blount Netherlands B.V. (“Blount B.V.”).

PBL’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended July 31, 2011
Sales	$33,162
Operating income	1,804
Depreciation and amortization	2,857

Acquisition of KOX on March 1, 2011

On March 1, 2011, through our indirect wholly-owned subsidiary Blount B.V., we acquired KOX GmbH and related companies (“KOX”), a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. The acquisition of KOX increased our distribution capabilities and expanded our geographic presence in Europe. KOX has been a customer of Blount for over 30 years and purchased approximately $9.2 million of replacement parts from Blount in 2010.

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

KOX pre-acquisition operating results for calendar year 2010 are summarized below.

(Amounts in thousands)	Year Ended December 31, 2010
Sales	$34,889
Operating income	3,266
Depreciation	128

Establishment of Blount B.V. on January 19, 2011

On January 19, 2011, we acquired a dormant shelf company registered in the Netherlands and changed the name to Blount Netherlands B.V. The acquisition price was $21 thousand, net of cash acquired, plus the assumption of certain liabilities. This acquisition, along with the formation of an additional holding entity named BI Holdings C.V., a Dutch limited partnership based in Bermuda and parent of Blount B.V., increases our flexibility to make international acquisitions. Direct ownership of certain of our foreign subsidiaries was transferred from our wholly-owned subsidiary, Blount, Inc., to Blount B.V. through a series of transactions executed in February 2011. We recognized $13 thousand of goodwill on the acquisition of the shelf company in the Netherlands.

Acquisition of SpeeCo on August 10, 2010

On August 10, 2010, we acquired all of the outstanding stock of SP Companies, Inc. and SpeeCo Incorporated (“SpeeCo”). SpeeCo, located in Golden, Colorado, is a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expands our product offerings to our current markets and customers, as well as offering opportunities for synergies in the areas of marketing, sales, and distribution, including marketing SpeeCo’s products to our international customers, and for back office consolidation of support functions. We also expect to benefit from the acquisition of SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

The purchase price was $91.7 million in cash, consisting of $90.0 million in negotiated enterprise value and a $1.7 million working capital adjustment. SpeeCo had $0.8 million of cash on the acquisition date, resulting in a net cash outflow of $90.9 million. Pursuant to the terms of the stock purchase agreement, none of SpeeCo’s debt was assumed by Blount. In addition, we incurred legal and other third party fees totaling $1.0 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statement of Income in 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.

SpeeCo’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended July 31, 2010
Sales	$77,077
Operating income	8,174
Depreciation and amortization	4,469

SpeeCo’s operating income for the twelve months ended July 31, 2010 includes $0.4 million in management fees charged by SpeeCo’s former owner.

Purchase Price Allocations

We allocated the purchase price for each acquisition to the following assets and liabilities based on their estimated fair values:

(Amounts in thousands)	Woods	PBL	KOX	SpeeCo
Cash	$230	$1,275	$5,126	$816
Accounts receivable	34,703	5,109	3,365	7,525
Inventories	38,512	11,552	8,879	18,868
Current intangible assets subject to amortization	—	157	—	401
Current deferred tax assets	2,821	—	—	657
Other current assets	2,958	1,162	268	625
Property, plant, and equipment	17,895	13,041	383	1,812
Non-current deferred tax assets	1,943	378	—	—
Non-current intangible assets subject to amortization	52,400	5,612	4,594	43,214
Non-current intangible assets not subject to amortization	44,330	470	5,241	5,968
Goodwill	55,934	2,086	3,709	42,794
Other non-current assets	3,476	—	—	—

Total assets acquired	255,202	40,842	31,565	122,680

Current liabilities	19,304	11,065	4,793	13,762
Long-term debt	—	13,304	—	—
Non-current deferred income tax liability	41,665	609	2,836	17,142
Other non-current liabilities	3,857	1,620	—	106

Total liabilities assumed	64,826	26,598	7,629	31,010

Acquisition price	$190,376	$14,244	$23,936	$91,670

Goodwill deductible for income tax purposes	$9,255	$—	$—	$6,998

The operating results of acquisitions are included in the Consolidated Statements of Income from the acquisition dates forward, and are summarized in the following tables.

	Three Months Ended September 30, 2011
(Amounts in thousands)	Woods	PBL	KOX	SpeeCo
Incremental net sales	$12,706	$3,069	$3,468	$32,601
Incremental income (loss) before income taxes	341	(1,784)	(957)	4,471
Acquisition accounting effects	1,296	720	482	1,389

	Nine Months Ended September 30, 2011
(Amounts in thousands)	Woods	PBL	KOX	SpeeCo
Incremental net sales	$12,706	$3,069	$11,688	$67,755
Incremental income (loss) before income taxes	341	(1,784)	(2,695)	6,341
Acquisition accounting effects	1,296	720	1,755	4,167

	Three and Nine Months Ended September 30, 2010
(Amounts in thousands)	Woods	PBL	KOX	SpeeCo
Incremental net sales	$—	$—	$—	$13,781
Incremental income before income taxes	—	—	—	981
Acquisition accounting effects	—	—	—	1,553

Acquisition accounting effects included in the tables above represent non-cash charges included in cost of sales for amortization of intangible assets, expense for the step-up to fair value of acquired inventory, and adjustments to fair value on acquired property, plant, and equipment. Acquisition accounting effects do not include transaction costs associated with the acquisitions.

The following table summarizes the acquisition accounting effects expected to be charged to cost of sales for the years indicated:

	Year Ending December 31,
(Amounts in thousands)	2011	2012	2013	2014	2015
Woods	$4,973	$6,979	$8,282	$6,764	$5,767
PBL	1,767	2,183	448	113	80
KOX	2,074	1,074	724	468	322
SpeeCo	5,555	4,671	4,141	3,908	3,615
Carlton	1,525	1,298	1,152	988	816

Total expected acquisition accounting effects	$15,894	$16,205	$14,747	$12,241	$10,600

The following unaudited pro forma results present the estimated effect as if the acquisition of SpeeCo had occurred on January 1, 2009, and as if the acquisitions of KOX, PBL, and Woods had occurred on January 1, 2010. The unaudited pro forma results include the historical results of each acquired business, pro forma elimination of sales from Blount to each acquired business, if any, pro forma acquisition accounting effects, pro forma interest expense effects of additional borrowings to fund each transaction, pro forma interest effects from reduced cash and cash equivalents following use of cash to fund each transaction, and the related pro forma income tax effects.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
(Amounts in thousands, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$212,904	$246,220	$162,581	$219,570
Net income	10,805	12,950	15,613	16,699

Basic income per share	$0.22	$0.26	$0.33	$0.35
Diluted income per share	$0.22	$0.26	$0.32	$0.34

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
(Amounts in thousands, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$595,115	$738,940	$440,498	$637,220
Net income	40,180	46,492	34,838	36,140

Basic income per share	$0.83	$0.96	$0.73	$0.76
Diluted income per share	$0.81	$0.94	$0.72	$0.75

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable are shown net of the following allowance for doubtful accounts balances:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Allowance for doubtful accounts	$3,328	$1,490

NOTE 4: INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Raw materials and supplies	$23,032	$16,529
Work in progress	16,281	14,986
Finished goods	110,847	68,930

Total inventories	$150,160	$100,445

KOX, PBL, and Woods accounted for $53.2 million of the balance in inventories at September 30, 2011.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Land	$9,091	$7,202
Buildings and improvements	63,053	56,061
Machinery and equipment	237,393	212,919
Furniture, fixtures, and office equipment	33,828	29,817
Transportation equipment	1,252	931
Construction/acquisition in progress	21,567	8,743
Accumulated depreciation	(219,505)	(207,325)

Total property, plant, and equipment, net	$146,679	$108,348

KOX, PBL, and Woods accounted for $30.4 million of the balance in property, plant, and equipment, net at September 30, 2011.

NOTE 6: INTANGIBLE ASSETS

The following table summarizes intangible assets:

		September 30, 2011		December 31, 2010
	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$165,293	$—	$103,700	$—
Trademarks and trade names	Indefinite	61,407	—	11,469	—

Total with indefinite lives		226,700	—	115,169	—

Covenants not to compete	2 - 4	1,112	798	1,112	595
Patents	11 - 13	5,320	1,012	5,320	687
Manufacturing technology	1 - 2	2,624	463	—	—
Customer relationships, including backlog	10 - 19	107,544	12,868	47,731	6,777

Total with finite lives		116,600	15,141	54,163	8,059

Total intangible assets		$343,300	$15,141	$169,332	$8,059

Changes in goodwill are summarized below:

(Amounts in thousands)
Balance at December 31, 2010	$103,700
Current period acquisitions	61,742
Effect of changes in foreign currency translation rates	(149)

Balance at September 30, 2011	$165,293

Amortization expense for intangible assets included in the Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Amortization expense	$3,149	$1,611	$7,141	$2,373

NOTE 7: DEBT

Long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2011	December 31, 2010
Revolving credit facility borrowings	$221,000	$—
Term loans	300,000	350,000
Debt of subsidiary	12,826	—

Total debt	533,826	350,000
Less current maturities	(19,626)	(10,250)

Long-term debt, net of current maturities	$514,200	$339,750

Weighted average interest rate on outstanding debt	2.91%	5.14%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as agent and a lender that was amended and restated on August 9, 2010, amended on January 28, 2011, and amended and restated on June 13, 2011. As of September 30, 2011, the senior credit facilities consisted of a revolving credit facility and a term loan.

August 2010 Third Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into the Third Amendment and Restatement of its senior credit facilities that included the following key terms:

•	Maximum borrowings under the revolving credit facility were increased from $60.0 million to $75.0 million and the maturity date was extended to August 2015.

•	The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•	The interest rates on the revolving credit facility and the term loan B were increased.

•	A term loan A facility was established at $75.0 million with a maturity date of August 2015.

•	Certain financial and other covenants were amended and revised.

•	The Company paid $6.3 million in fees and transaction costs in connection with this amendment.

The Company used the $350.0 million combined proceeds of the two term loans to repay the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010, following the expiration of the required redemption notification period. In conjunction with the redemption of the 8 7/8% senior subordinated notes and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities that included the following key terms, effective upon the initial funding date of August 9, 2011:

•	Maximum borrowings under the revolving credit facility were increased from $75.0 million to $400.0 million and the maturity date was extended to August 31, 2016.

•	A new $300.0 million term loan facility was established with a maturity date of August 31, 2016 and the existing term loans A and B were paid in full on August 9, 2011.

•	The interest rates on the revolving credit facility and the term loan were reduced as described below.

•

Certain financial and other covenants were amended and revised. The covenant limiting maximum capital expenditures to $42.5 million within a calendar year was eliminated. The maximum leverage ratio was modified as described below. Other covenant modifications were made to increase maximum amounts allowed for acquisition transactions and indebtedness, including intercompany indebtedness.

•

The Company paid $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement. On the initial funding date the Company expensed $3.9 million, consisting of unamortized deferred financing costs as well as certain fees and transaction costs assosciated with this amendment.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of September 30, 2011, the Company had the ability to borrow an additional $150.3 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million commencing on October 1, 2011, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants relating to:

•

Minimum fixed charge coverage ratio of 1.15, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through December 31, 2011, 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter.

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all debt covenants as of September 30, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Debt of Subsidiary. In conjunction with the acquisition of PBL we assumed $14.9 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and capital leases. Certain components of this debt are secured by certain of PBL’s assets. Certain of PBL’s bank obligations include prepayment penalty terms. The Company intends to retire PBL’s debt as soon as is reasonably feasible.

NOTE 8: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in the U.S., Canada, and certain countries in Europe. The Company also sponsors various other post-employment medical and benefit plans covering many of its current and former employees. The U.S. defined benefit pension plan and an associated nonqualified plan have been frozen since December 31, 2006. Employees who currently participate in these U.S. plans no longer accrue benefits and new employees hired after December 31, 2006, are not eligible to participate. All retirement benefits accrued up to the time of the freeze were preserved.

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended September 30,
	2011	2010	2011	2010
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$693	$624	$65	$67
Interest cost	2,772	2,734	493	524
Expected return on plan assets	(3,461)	(2,991)	—	—
Amortization of net actuarial losses	937	922	218	212

Total net periodic benefit cost	$941	$1,289	$776	$803

	Nine Months Ended September 30,
	2011	2010	2011	2010
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$2,079	$1,872	$195	$201
Interest cost	8,316	8,202	1,479	1,572
Expected return on plan assets	(10,383)	(8,973)	—	—
Amortization of net actuarial losses	2,811	2,766	654	636

Total net periodic benefit cost	$2,823	$3,867	$2,328	$2,409

The Company expects to contribute a total of $16 million to $17 million to its funded defined benefit pension plans during 2011, including a $10 million voluntary contribution to the U.S. defined benefit pension plan that was made in July 2011.

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

NOTE 9: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are summarized as follows:

September 30,
(Amounts in thousands)	2011
Letters of credit outstanding	$6,625
Other financial guarantees	3,342

Total financial guarantees and commitments	$9,967

See also Note 7 regarding guarantees of debt.

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

The current on-site monitoring program is being conducted and funded by certain PLPs (the “PLP Group”), excluding the Company and several other PLPs, under the supervision of WDOE. In a recent development, WDOE required the PLP Group to undertake a “Focused Feasibility Study” to see if new cleanup technologies would work better than those currently being used with only limited success. The method chosen and the cost incurred is not expected to be known until 2012.

In addition, the PLP Group has hired common counsel to pursue other potentially liable parties, including the federal government. The Company may or may not be pursued to contribute to the cost of this new or any subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the nine months ended September 30, 2011 or 2010 in connection with the remediation efforts at the Site.

On June 10, 2011, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it was deemed to be a de minimis potentially responsible party (“PRP”) to the Casmalia Superfund Site in Santa Barbara County, California. This PRP assertion arose out of the alleged disposal of wastes by the Solar Energy Generating operations of a subsidiary of the Company that is now known as 4520 Corp., Inc. Since the volume of wastes disposed of was low, the Company was offered a tentative settlement of $5 thousand that the Company has accepted and paid. This offer and acceptance, however, may be subject to the actions of other PRPs, and will remain open during the statutory period for receiving public comments. Unless and until these events have been finalized, there is no assurance that the Company’s settlement will be final and binding; however, the Company believes that, due to the amounts and nature of the materials disposed of, any final accounting will not be significantly different from the tentative settlement amount.

The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances.

NOTE 11: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2011	2010	2011	2010
Actual weighted average common shares outstanding-used for basic per share computation	48,833	47,902	48,633	47,844
Dilutive effect of common stock equivalents	712	522	712	520

Shares for diluted per share computation	49,545	48,424	49,345	48,364

Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive	—	2,029	—	1,929

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	133	132	133	132

The allocation of undistributed earnings (net income) to the participating securities under the two class method had the effect of decreasing basic earnings per share for the nine months ended September 30, 2011 by $0.01, and no effect on the other periods presented.

NOTE 12: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
SARs granted (number of shares)	469	565
RSUs granted (number of shares)	98	120
Aggregate fair value; SARs granted	$3,256	$3,175
Aggregate fair value; RSUs granted	$1,395	$1,335

The SARs and RSUs granted in 2010 and 2011 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer until three years from the grant date. The SARs granted have a ten-year term. The following assumptions were used to estimate the fair value of SARs issued in the periods indicated:

	2011	2010
Estimated average life	6 years	6 years
Risk-free interest rate	2.4%	2.8%
Expected and weighted average volatility	48.4%	49.8%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$15.09	$11.84
Weighted average grant date fair value	$7.35	$5.95

As of September 30, 2011, the total unrecognized stock-based compensation expense related to previously granted awards was $7.0 million. The weighted average period over which this expense is expected to be recognized is 26 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

NOTE 13: SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). The Company currently has one operating and reportable segment: Outdoor Products. The central administration and other category includes centralized administrative functions, and costs of certain shared services. The Outdoor Products segment manufactures and markets cutting chain, guide bars, sprockets, and accessories for chain saw use, lawnmower and edger blades, tractor attachments for landscaping and agricultural applications, log splitters, riding lawnmowers, snow blower attachments, and concrete-cutting equipment and accessories. The Outdoor Products segment also markets branded parts and accessories for the lawn and garden equipment market, such as cutting line for line trimmers, lubricants, and small engine replacement parts, and parts and other accessories for farm, ranch, and agriculture applications, including tractor linkage, engine, and other replacement parts, fencing components, and post-hole diggers.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Operating income (expense):
Outdoor Products	$32,108	$26,985	$98,554	$82,952
Central administration and other	(8,175)	(6,280)	(21,961)	(18,914)

Operating income	$23,933	$20,705	$76,593	$64,038

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
Interest paid	$12,866	$24,052
Income taxes paid, net	17,477	9,119

On August 5, 2011 we assumed $14.9 million in debt of PBL.

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The carrying amount of any principal outstanding on the revolving credit facility approximates fair value because the applicable interest rates are variable and the maturity period is relatively short. The fair value of the term loans is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interests in portions of these loans. Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value, as determined by reference to quoted terms for similar instruments. The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments. The estimated fair values of the term loans at September 30, 2011 and December 31, 2010 are presented below.

	September 30, 2011		December 31, 2010
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$300,000	$298,500	$350,000	$352,188

The Company has manufacturing or distribution operations in Brazil, Canada, China, Europe, Japan, Mexico, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world. At September 30, 2011, approximately 49% of accounts receivable were from customers outside the U.S. Accounts receivable are principally from distributors, dealers, mass merchants, chain saw manufacturers, and other original equipment manufacturers (“OEMs”). The majority of these receivables are not collateralized.

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

The Company manages a portion of Canadian Dollar exchange rate exposures with derivative financial instruments. These derivatives are zero cost collar option combinations consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. Each pair of contracts constituting a collar has the same maturity date in a monthly ladder extending out 12 months. Each month, the Company intends to extend the ladder one more month, on a rolling basis, so that a 12 month rolling hedge is maintained. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into cost of sales when the contracts mature and the Company settles the hedged payment to Blount Canada. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

As of September 30, 2011, the cumulative unrealized pre-tax loss on these contracts included in other comprehensive loss on the Consolidated Balance Sheet was $1.5 million. Amounts recognized in cost of sales in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Gain on Canadian Dollar derivative financial instruments	$236	$136	$938	$2,245

Gains and losses on these Canadian Dollar derivative financial instruments are offset in cost of sales by the effects of currency exchange rate changes on the underlying transactions. Through September 30, 2011, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these Canadian Dollar contracts outstanding was $36.3 million at September 30, 2011 and $34.5 million at December 31, 2010.

In the first quarter of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B that capped the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. During the third quarter of 2011, following the Fourth Amendment and Restatement of our senor credit facilities, we terminated these interest rate cap contracts with a charge to expense of $0.1 million. The Fourth Amendment and Restatement of our senor credit facilities includes a similar requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates, and we plan to enter into new interest rate cap or swap agreements in the fourth quarter of 2011.

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

Derivatives held by the Company are summarized as follows:

(Amounts in thousands)	Carrying Value on Balance Sheets	Assets (Liabilities) Measured at Fair Value	Level 1	Level 2	Level 3
September 30, 2011	$(1,458)	$(1,458)	$—	$(1,458)	$—
December 31, 2010	636	636	—	636	—

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The amount as of September 30, 2011 is included in accumulated other comprehensive loss on the Consolidated Balance Sheet and is expected to be recognized in the Consolidated Statements of Income within the next twelve months.

NOTE 16: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued new guidance on business combinations, effective for acquisitions made after December 31, 2010. The new guidance changed the requirements for the presentation of comparative pro forma financial statements for a business combination. We elected to adopt this new guidance early and implemented it in 2010.

In June 2011, the FASB issued new guidance on the financial statement presentation of comprehensive income, which eliminates the option of presenting other comprehensive income as a component of the Statement of Changes in Stockholders’ Equity. The new guidance requires that all non-owner changes to comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to adopt this new guidance early and implemented it for the reporting period September 30, 2011 under the two-statement approach.

NOTE 17: DISCONTINUED OPERATIONS

On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products, Inc. (“Gear Products”) to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for preliminary cash proceeds of $25.2 million. In the fourth quarter of 2010 the purchase price was finalized resulting in final cash proceeds from the sale of $24.8 million. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in the income tax expense we recognized on the sale. Gear Products results are reported as discontinued operations for all periods presented, and are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Operating income (loss)	$—	$(145)	$—	$1,023
Gain on sale of subsidiary	—	11,941	—	11,941

Income before income taxes	—	11,796	—	12,964
Income tax provision	—	6,743	—	7,171

Income from discontinued operations	$—	$5,053	$—	$5,793

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements included elsewhere in this report.

Operating Results

Three months ended September 30, 2011 (unaudited) compared to three months ended September 30, 2010 (unaudited)

	Three Months Ended September 30,
(Amounts in millions)	2011	2010	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$212.9	$162.6	$50.3
				$43.3	Sales volume, including acquisitions
				4.3	Selling price and mix
				2.7	Foreign currency translation
Gross profit	65.6	50.4	15.2
Gross margin	30.8%	31.0%		10.4	Sales volume
				4.3	Selling price and mix
				(2.3)	Acquisition accounting effects
				3.0	Product cost and mix
				(0.3)	Foreign currency translation
SG&A	41.6	29.7	11.9
As a percent of sales	19.6%	18.3%		4.2	Acquisitions
				2.3	Compensation expense
				2.5	Professional services for acquisition program
				0.5	Advertising
				1.1	Foreign currency translation
				1.3	Other, net
Operating income	23.9	20.7	3.2
Operating margin	11.2%	12.7%		15.2	Increase in gross profit
				(11.9)	Increase in SG&A
Income from continuing operations	10.8	10.6	0.2
				3.2	Increase in operating income
				3.3	Decrease in net interest expense
				3.4	Change in other income (expense)
				(9.7)	Increase in income tax provision
Income from discontinued operations	—	5.1	(5.1)
				0.1	Operating results
				(11.9)	Gain on sale of subsidiary
				6.7	Income taxes
Net income	$10.8	$15.6	$(4.8)

Sales in the three months ended September 30, 2011 increased by $50.3 million (31.0%) from the same period in 2010, primarily due to increased unit volume of $43.3 million. We report all incremental sales attributable to our recent acquisitions, SpeeCo, KOX, PBL, and Woods as unit volume increase. These recent acquisitions contributed $30.2 million in incremental sales volume in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Excluding the effect of these acquisitions, unit sales volume increased by $13.1 million or 8.1%. Changes in average selling price and product mix increased sales revenue by $4.3 million on a quarter-over-quarter basis. Higher average selling prices were attributable to pricing actions we implemented late in 2010 and in the first half of 2011, and to a lower relative proportion of OEM to replacement market sales for our existing businesses. Historically, sales to our OEM customers are at lower average prices than sales to the replacement market. Excluding the effect of acquisitions, OEM sales were down 0.7% while replacement channel sales were up 15.9%. The translation of foreign currency-denominated sales transactions increased consolidated sales by $2.7 million in the current quarter compared to the third quarter of 2010, given the relatively weaker U.S. Dollar in comparison to most foreign currencies. International sales increased by $14.9 million (13.5%), while domestic sales increased by $5.3 million (10.0%), both exclusive of sales from recent acquisitions. For the three month period, excluding the effect of incremental sales from acquisitions, sales increased 21.5% in the Asia Pacific region, 12.2% in Europe, 11.7% in North America, and 7.9% in South America. Excluding the effects of recent acquisitions, sales of forestry products were up 11.8%, while sales of lawn and garden products were down 13.5% and sales of construction products were up slightly.

Consolidated sales order backlog at September 30, 2011 was $172.5 million compared to $175.0 million at June 30, 2011 and $130.4 million at September 30, 2010. Included in the backlog as of September 30, 2011 is $22.4 million related to PBL and Woods.

Gross profit increased by $15.2 million (30.1%) from the third quarter of 2010 to the third quarter of 2011. Higher unit sales volume of $10.4 million, including incremental volume from recent acquisitions, along with the $4.3 million effect of higher average selling prices and product mix contributed to the increase. Product cost and mix also improved by $3.0 million in the third quarter of 2011 compared with the third quarter of 2010. Partially offsetting these positive factors was $2.3 million of increased non-cash charges for acquisition accounting, representing $2.5 million attributable to recent acquisitions, partially offset by a slight decrease in amortization expense of purchased intangibles related to earlier acquisitions. Acquisition accounting effects are expected to total $15.9 million for 2011. The decrease in product cost and mix was driven by improved efficiency at our manufacturing facilities given increased production volumes, partially offset by increased steel costs estimated at $0.7 million on a comparable basis. Gross margin in the third quarter of 2011 was 30.8% of sales compared to 31.0% in the third quarter of 2010.

Fluctuations in currency exchange rates had little effect on our gross profit in the third quarter of 2011 compared to the third quarter of 2010 as increases in sales were offset by increases in cost of sales from the translation of foreign currency amounts into U.S. Dollars.

SG&A was $41.6 million in the third quarter of 2011, compared to $29.7 million in the third quarter of 2010, representing an increase of $11.9 million (40.1%). As a percentage of sales, SG&A increased from 18.3% in the third quarter of 2010 to 19.6% in the third quarter of 2011. Incremental SG&A expense incurred at our recent acquisitions added $4.2 million in the third quarter of 2011. Compensation expense for the quarter increased by $2.3 million on a comparative basis, reflecting annual merit increases and increased headcount. Costs for professional services related to our acquisition program were $2.5 million higher in the third quarter of 2011 compared with the third quarter of 2010. Advertising expense increased by $0.5 million in the quarter as we continued to increase our advertising programs for new product introductions. International operating expenses increased by $1.1 million from the prior year comparable period due to the movement in foreign currency exchange rates.

Operating income increased by $3.2 million from the third quarter of 2010 to the third quarter of 2011, resulting in an operating margin for 2011 of 11.2% of sales compared to 12.7% for the third quarter of 2010. The increase was due to higher sales volume and gross profit, partially offset by increased SG&A expenses.

Interest expense was $4.5 million in the third quarter of 2011 compared to $7.7 million in the third quarter of 2010. The decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in June 2011. The weighted average interest rate on our outstanding debt was 2.91% as of September 30, 2011 compared with 5.14% as of December 31, 2010.

Other expense, net of $3.8 million in the three months ended September 30, 2011 primarily consists of $3.9 million in charges related to the fourth amendment and restatement of our senior credit facilities consummated in August 2011. Other expense, net of $7.2 million in the three months ended September 30, 2010 primarily consists of $7.1 million in charges related to the third amendment and restatement of our senior credit facilities consummated in August 2010.

The following table summarizes our income tax provision for continuing operations in 2011 and 2010:

	Three Months Ended September 30,
(Amounts in thousands)	2011	2010
Income before income taxes	$15,740	$5,803
Provision for income taxes	4,935	(4,757)

Effective tax rate	31.4%	(82.0)%

The effective tax rate for the third quarter of 2011 was lower than the federal statutory rate of 35% primarily due to the $3.4 million net release of previously provided income tax expense on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions. The impact of foreign income taxes also reduced our effective tax rate as taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes. These favorable effects were partially offset by adverse tax effects of return to provision and IRS audit adjustments.

The income tax benefit recognized in the third quarter of 2010 reflects the release of a net amount of $5.9 million in previously provided income tax expense on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions. Excluding the effect of this release, the effective tax rate for the third quarter of 2010 would have been 19.1%. The effective tax rate was further reduced from the federal statutory rate in the third quarter of 2010 by increased estimated tax credits for research and experimentation and by the impact of lower taxes on our foreign operations, partially offset by state income taxes.

The results of discontinued operations in the third quarter of 2010 reflect the pre-disposition operating results and the gain on sale of our former wholly-owned subsidiary Gear Products, Inc., as well as the related income tax effects.

Net income in the third quarter of 2011 was $10.8 million, or $0.22 per diluted share, compared to $15.6 million, or $0.32 per diluted share, in the third quarter of 2010.

Segment Results. The following table reflects segment sales and operating results for 2011 and 2010:

	Three Months Ended September 30,
(Amounts in thousands)	2011	2010	Percent Change
Operating income (expense):
Outdoor Products	$32,108	$26,985	19.0%
Central administration and other	(8,175)	(6,280)	30.2

Operating income	$23,933	$20,705	15.6%

Outdoor Products Segment. The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Central Administration and Other. The central administration and other category increased by $1.9 million from 2010 to 2011, primarily due to increased expenses for professional services related to our strategic initiatives, including our acquisition program.

Nine months ended September 30, 2011 (unaudited) compared to nine months ended September 30, 2010 (unaudited)

Nine Months Ended September 30,
(Amounts in millions)	2011	2010	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$595.1	$440.5	$154.6
				$138.4	Sales volume, including acquisitions
				10.2	Selling price and mix
				6.0	Foreign currency translation
Gross profit	189.8	150.6	39.2
Gross margin	31.9%	34.2%		37.6	Sales volume
				10.2	Selling price and mix
				(6.2)	Acquisition accounting effects
				0.8	Product cost and mix
				(3.2)	Foreign currency translation
SG&A	113.2	86.6	26.6
As a percent of sales	19.0%	19.7%		10.2	Acquisitions
				4.6	Compensation expense
				3.2	Professional services for acquisition program
				0.6	Other strategic initiative costs
				2.2	Advertising
				1.3	Travel
				1.1	Employee benefits
				2.2	Foreign currency translation
				1.2	Other, net
Operating income	76.6	64.0	12.6
Operating margin	12.9%	14.5%		39.2	Increase in gross profit
				(26.6)	Increase in SG&A
Income from continuing operations	40.2	29.0	11.1
				12.6	Increase in operating income
				6.5	Decrease in net interest expense
				3.2	Change in other income (expense)
				(11.1)	Increase in income tax provision
Income from discontinued operations	—	5.8	(5.8)
				(1.0)	Operating results
				(11.9)	Gain on sale of subsidiary
				7.2	Income taxes
Net income	$40.2	$34.8	$5.3

Sales in the nine months ended September 30, 2011 increased by $154.6 million (35.1%) from the same period in 2010, primarily due to increased unit volume of $138.4 million. We report all incremental sales attributable to our recent acquisitions, SpeeCo, KOX, PBL, and Woods as unit volume increase. These recent acquisitions contributed $73.6 million of incremental sales in the nine months ended September 30, 2011. Excluding the effect of these acquisitions, unit sales volume increased by $64.8 million or 14.7%. Changes in average selling price and product mix increased sales revenue by $10.2 million on a year-over-year basis. Higher average selling prices were attributable to pricing actions we implemented late in 2010 and in the first half of 2011, and to a lower relative proportion of OEM to replacement market sales. Historically, sales to our OEM customers are at slightly lower average prices than sales to the replacement market. Excluding recent acquisitions, OEM sales were up 6.1%, while replacement channel sales were up 21.9%. The translation of foreign currency-denominated sales transactions increased consolidated sales by $6.0 million in the first nine months of 2011 compared to the first nine months of 2010, given the relatively weaker U.S. Dollar in comparison to most foreign currencies. International sales increased by $70.4 million (22.7%), while domestic sales increased by $10.6 million (8.1%), both exclusive of sales from recent acquisitions. The increase in international sales reflected strong global market conditions and demand for our products compared with the prior year, although the year-over-year percentage growth slowed somewhat in the third quarter of 2011. For the nine month period, excluding the effect of incremental sales from recent acquisitions, sales increased 25.5% in the Asia Pacific region, 23.5% in Europe, 17.1% in South America, and 11.5% in North America. Excluding the effects of recent acquisitions, sales of forestry products were up 19.9%, lawn and garden products were up 5.5%, and construction products were up 5.7%.

Consolidated sales order backlog at September 30, 2011 was $172.5 million compared to $133.7 million at December 31, 2010. Included in the backlog as of September 30, 2011 is $22.4 million related to PBL and Woods.

Gross profit increased by $39.2 million (26.0%) from the first nine months of 2010 to the first nine months of 2011. Higher unit sales volume of $37.6 million, including incremental volume from recent acquisitions, along with the $10.2 million effect of higher average selling prices and product mix, accounted for most of the increase. Improved product cost and mix also contributed $0.8 million to the increase in gross profit. Partially offsetting the increased volume and improved average selling prices, product costs, and product mix were increased non-cash charges for acquisition accounting of $6.2 million. Acquisition accounting effects are expected to total $15.9 million for 2011. The product cost and mix improvement reflected improved manufacturing efficiency from increased production volumes, partially offset by higher average steel costs estimated at $1.2 million. Gross margin in the first nine months of 2011 was 31.9% of sales compared to 34.2% in the first nine months of 2010. The decline in gross margin from the first nine months of 2010 is primarily the result of the lower average gross margins of acquired business and the related acquisition accounting. Additionally, changes in foreign currencies from the same period last year caused gross margins to decline.

Fluctuations in currency exchange rates decreased our gross profit in the first nine months of 2011 compared to 2010 by $3.2 million on a consolidated basis. The translation of stronger foreign currencies in Canada and Brazil into a weaker U.S. Dollar resulted in higher reported manufacturing costs. This foreign currency effect at our international manufacturing locations more than offset the positive effect on translation of international sales revenue.

SG&A was $113.2 million in the first nine months of 2011, compared to $86.6 million in the first nine months of 2010, representing an increase of $26.6 million (30.8%). As a percentage of sales, SG&A decreased from 19.7% in the first nine months of 2010 to 19.0% in the first nine months of 2011, primarily due to the increase in sales, which outpaced the increase in SG&A spending. Incremental SG&A expense incurred at our recent acquisitions added $10.2 million in the first nine months of 2011. Compensation expense for the nine month period increased by $4.6 million on a comparative basis, reflecting annual merit increases and increased headcount, partially offset by reduced incentive compensation expense. Costs for professional services related to our acquisition program were $3.2 million higher in the first nine months of 2011 compared with the first nine months of 2010, as we acquired KOX, PBL and Woods in 2011 and SpeeCo in 2010. Other costs related to our strategic initiatives increased by $0.6 million year-over-year. Advertising expense increased by $2.2 million, primarily due to advertising programs for new product introductions. Travel expenses increased by $1.3 million, also related to our strategic initiatives and increases in headcount. Costs of employee benefit programs increased by $1.1 million year-over-year. International operating expenses increased by $2.2 million from the prior year comparative period due to the movement in foreign currency exchange rates.

Operating income increased by $12.6 million from the first nine months of 2010 to the first nine months of 2011, resulting in an operating margin for 2011 of 12.9% of sales compared to 14.5% for the first nine months of 2010. The increase was due to higher sales volume and gross profit, partially offset by increased SG&A expenses.

Interest expense was $14.2 million in the first nine months of 2011 compared to $20.6 million in the first nine months of 2010. The decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in June 2011, and our weighted average interest rate was further reduced when we repaid our senior subordinated notes in September 2010.

Other expense, net of $4.1 million in the nine months ended September 30, 2011 primarily consists of $3.9 million in charges related to the fourth amendment and restatement of our senior credit facilities consummated in August 2011. Other expense, net of $7.2 million in the nine months ended September 30, 2010 primarily consists of $7.1 million in charges related to the third amendment and restatement of our senior credit facilities consummated in August 2010.

The following table summarizes our income tax provision for continuing operations in 2011 and 2010:

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
Income before income taxes	$58,455	$36,252
Provision for income taxes	18,275	7,207

Effective tax rate	31.3%	19.9%

The effective tax rate for the first nine months of 2011 was lower than the federal statutory rate of 35% primarily due to the $3.4 million net release of previously provided income tax expense on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions. The impact of foreign income taxes also reduced our effective tax rate. These favorable effects were partially offset by the adverse tax effects of return to provision and audit adjustments, and by state income tax expense.

The income tax provision recognized in the first nine months of 2010 reflects the $5.9 million net release of previously provided income tax expense on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions. Excluding the effect of this release, the effective tax rate for the first nine months of 2010 would have been 36.1%. The 2010 year-to-date effective tax rate also differed from the federal statutory rate due to increased estimated tax credits for research and experimentation, positive effects from settlement of our IRS audit, and the impact of lower taxes on our foreign operations. These reductions were partially offset by the $1.7 million impact of the change in tax deductibility related to the Medicare Part D prescription drug benefit we provide to certain of our U.S. retirees as well as state income taxes.

The results of discontinued operations in the first nine months of 2010 reflect the pre-disposition operating results and the gain on sale of our former wholly-owned subsidiary Gear Products, Inc.

Net income in the first nine months of 2011 was $40.2 million, or $0.81 per diluted share, compared to $34.8 million, or $0.72 per diluted share, in the first nine months of 2010.

Segment Results. The following table reflects segment sales and operating results for 2011 and 2010:

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	Percent Change
Operating income (expense):
Outdoor Products	$98,554	$82,952	18.8%
Central administration and other	(21,961)	(18,914)	16.1

Operating income	$76,593	$64,038	19.6%

Outdoor Products Segment. The discussion above concerning sales, gross profit, and SG&A expenses is applicable to the Company’s Outdoor Products segment.

Central Administration and Other. The central administration and other category increased by $3.0 million from 2010 to 2011, primarily due to increased expenses for professional services related to our strategic initiatives, including our acquisition program.

Financial Condition, Liquidity and Capital Resources

Long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2011	December 31, 2010
Revolving credit facility borrowings	$221,000	$—
Term loans	300,000	350,000
Debt of subsidiary	12,826	—

Total debt	533,826	350,000
Less current maturities	(19,626)	(10,250)

Long-term debt, net of current maturities	$514,200	$339,750

Weighted average interest rate on outstanding debt	2.91%	5.14%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as agent and a lender that was amended and restated on August 9, 2010, amended on January 28, 2011, and amended and restated on June 13, 2011. As of September 30, 2011, the senior credit facilities consisted of a revolving credit facility and a term loan.

August 2010 Third Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into the Third Amendment and Restatement of its senior credit facilities that included the following key terms:

•	Maximum borrowings under the revolving credit facility were increased from $60.0 million to $75.0 million and the maturity date was extended to August 2015.

•	The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•	The interest rates on the revolving credit facility and the term loan B were increased.

•	A term loan A facility was established at $75.0 million with a maturity date of August 2015.

•	Certain financial and other covenants were amended and revised.

•	The Company paid $6.3 million in fees and transaction costs in connection with this amendment.

The Company used the $350.0 million combined proceeds of the two term loans to repay the principal outstanding under its previous term loan B facility and its 8 7/8% senior subordinated notes originally due August 1, 2012. These 8 7/8% senior subordinated notes were redeemed in full on September 16, 2010, following the expiration of the required redemption notification period. In conjunction with the redemption of the 8 7/8% senior subordinated notes and the repayment of principal on the previous term loan B, the Company expensed $3.5 million in unamortized deferred financing costs.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities that included the following key terms, effective as of the initial funding date of August 9, 2011:

•	Maximum borrowings under the revolving credit facility were increased from $75.0 million to $400.0 million and the maturity date was extended to August 31, 2016.

•	A new $300.0 million term loan facility was established with a maturity date of August 31, 2016 and the existing term loans A and B were paid in full on August 9, 2011.

•	The interest rates on the revolving credit facility and the term loan were reduced as described below.

•

Certain financial and other covenants were amended and revised. The covenant limiting maximum capital expenditures to $42.5 million within a calendar year was eliminated. The maximum leverage ratio was modified as described below. Other covenant modifications were made to increase maximum amounts allowed for acquisition transactions and indebtedness, including intercompany indebtedness.

•

The Company paid $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement. On the initial funding date the Company expensed $3.9 million, consisting of unamortized deferred financing costs as well as certain fees and transaction costs associated with this amendment.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of September 30, 2011, the Company had the ability to borrow an additional $150.3 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million commencing on October 1, 2011, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants relating to:

•

Minimum fixed charge coverage ratio of 1.15, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through December 31, 2011, 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of September 30, 2011
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio trailing 12 months	1.15	1.83
Maximum leverage ratio trailing 12 months	4.25	3.32

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all debt covenants as of September 30, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Our debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There were no changes to these ratings during the nine months September 30, 2011. As of September 30, 2011, the credit ratings for the Company were as follows:

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

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. Our senior credit facility requires us to fix or cap the interest rate on at least 35% of the principal outstanding under our term loan for a period of two years. We intend to enter into such arrangements in the fourth quarter of this year. Our weighted average interest rate on all debt was 2.91% as of September 30, 2011 and 5.14% as of December 31, 2010.

Debt of Subsidiary. In conjunction with the acquisition of PBL we assumed $14.9 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and capital leases. Certain components of this debt are secured by certain of PBL’s assets. Certain of PBL’s bank obligations include prepayment penalty terms. The Company intends to continue to retire PBL’s debt as soon as is reasonably feasible.

Cash and cash equivalents at September 30, 2011 were $63.4 million, compared to $80.7 million at December 31, 2010. As of September 30, 2011, $63.3 million of our cash and cash equivalents was held at our foreign locations. Cash provided by operating activities is summarized in the following table:

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
Net income	$40,180	$34,838
Non-cash items	32,911	24,339

Subtotal	73,091	59,177
Changes in assets and liabilities, net	(12,038)	(27,585)
Discontinued operations, net	(65)	1,106

Net cash provided by operating activities	$60,988	$32,698

Non-cash items consist of income from discontinued operations; early extinguishment of debt; depreciation; amortization of intangible assets; stock compensation; other non-cash charges; the tax benefit or expense from share-based compensation; deferred income taxes; and gain or loss on disposal of assets. During the first nine months of 2011, operating activities provided $61.0 million of cash. Income from continuing operations plus non-cash items totaled $73.1 million in the first nine months of 2011, reflecting increased income compared with the corresponding period in 2010, and higher non-cash items. The increased amount of non-cash items in 2011 is primarily due to increased amortization expense on intangible assets related to our recent acquisitions and higher stock compensation expense, partially offset by reduced charges for early extinguishment of debt and a reduction in income from discontinued operations. The net change in working capital components and other assets and liabilities during the 2011 period used $12.0 million in cash. An increase in accounts receivable of $19.5 million, reflecting higher sales levels, and a decrease in other liabilities of $14.0 million, reflecting in part the payment of contributions to our employee benefit plans, contributed to the net use of cash. These cash uses were partially offset by a reduction in inventories of $7.8 million, and an increase in accrued expenses of $10.1 million. The changes in working capital components are all exclusive of the working capital initially acquired with our acquisitions. Cash payments during the first nine months of 2011 also included $12.9 million for interest and $17.5 million for income taxes. The Company expects to contribute a total of $16 million to $17 million to its funded defined benefit pension plans in 2011, including a voluntary contribution of $10 million to the U.S. defined benefit pension plan made in July 2011.

During the first nine months of 2010, operating activities provided $32.7 million of cash. Income from continuing operations plus non-cash items totaled $59.2 million in the first nine months of 2010. The net change in working capital components and other assets and liabilities during the first nine months of 2010 used $27.6 million in cash. An increase in accounts receivable of $4.8 million, reflecting increased sales levels in the third quarter of 2010, an increase of $9.3 million in inventories to support higher shipment levels, and a decrease in other liabilities of $30.6 million, all used cash during the period. Included in these uses of cash was a voluntary contribution to our U.S. defined benefit pension plan of $10.0 million made in September 2010. These uses were partially offset by a decrease in other assets of $14.5 million, including the collection of income taxes receivable in certain jurisdictions, and an increase in accrued expenses of $4.8 million.

Cash used in investing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
Purchases of property, plant, and equipment, net of proceeds from sales	$(24,190)	$(13,891)
Acquisitions, net of cash acquired	(217,236)	(90,854)
Discontinued operations	—	25,176

Net cash used in investing activities	$(241,426)	$(79,569)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2011, we expect to invest approximately $34 to $38 million in available cash for capital expenditures, compared to $20.0 million for the full year in 2010. We expect this higher level of capital expenditures to continue over the near term as we expand our manufacturing facility in China and seek to build a new manufacturing facility in Central or Eastern Europe. During the nine months ended September 30, 2011, we acquired KOX, PBL, and Woods (see Note 2) using cash on hand, borrowing under our revolving line of credit, and issuing shares of our common stock. During the corresponding period in 2010, we acquired SpeeCo for $90.9 million in net cash. We also sold our former wholly-owned subsidiary Gear Products, Inc. for preliminary cash proceeds of $25.2 million in September 2010.

Cash provided by financing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
Proceeds from issuance of debt and net borrowing under revolving credit facility	$521,000	$371,300
Repayment of senior credit facility and senior subordinated notes debt principal	(350,000)	(282,465)
Repayment of debt of subsidiary	(1,715)	—
Debt issuance costs	(6,509)	(6,863)
Proceeds and tax effects related to stock-based compensation	1,417	1,333

Net cash provided by financing activities	$164,193	$83,305

During the first nine months of 2011 we entered into our Fourth Amended and Restated Senior Credit Agreement. Under this facility, we issued $300 million of term debt and borrowed a net of $221.0 million under the revolving credit facility. With these proceeds we repaid our existing term debt and also used a portion of these proceeds to purchase Woods. With the acquisition of PBL, we assumed debt totaling $14.9 million and repaid $1.7 million of PBL’s debt during the third quarter of 2011. During 2011, we also incurred fees and transaction expenses in conjunction with the amendment and restatement of our senior credit facilities completed on June 13, 2011.

On August 9, 2010 we also amended and restated our senior credit facilities. We borrowed $350.0 million under two new term loan instruments, and used the majority of the proceeds to repay our existing term loan and 8 7/8% senior subordinated notes. We also borrowed additional funds under our revolving credit facility to acquire SpeeCo. We incurred fees and costs of $6.9 million in conjunction with the amended and restated senior credit facilities.

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

In September 2011, the FASB issued new guidance on testing goodwill for impairment. The new guidance requires a company to perform step two of the goodwill impairment test if it is more likely than not (likelihood greater than 50%) that goodwill impairment exists. In order to perform the evaluation to determine whether it is more likely than not goodwill impairment exists, a company would determine whether there are any adverse qualitative factors. The new guidance will be effective for us on January 1, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Dated: November 9, 2011