Form 10-K
period 2011-12-31
BLOUNT INTERNATIONAL INC
filed 2012-03-13
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

At June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($17.47) as reported by the New York Stock Exchange, was $564,795,858 (affiliates being, for these purposes only, directors, executive officers, and holders of more than 10% of the registrant’s Common Stock).

The number of shares outstanding of $0.01 par value common stock as of March 1, 2012 was 48,937,625 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012 are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview. Blount International, Inc. (“Blount” or the “Company”) is a global industrial company. The Company designs, manufactures, and markets equipment, replacement and component parts, and accessories for professionals and consumers in select end-markets under our proprietary brand names. We also manufacture and market such items to original equipment manufacturers (“OEMs”) under private label brand names. We specialize in manufacturing cutting parts and equipment used in forestry, lawn and garden; farming, ranching, and agricultural; and construction applications. We also purchase products manufactured by other suppliers that are aligned with the markets we serve and market them, typically under one of our brands, through our global sales and distribution network. Our products are sold in over 115 countries and approximately 63% of our 2011 sales were made outside of the United States of America (“U.S.”). Our Company is headquartered in Portland, Oregon and we have manufacturing operations in the U.S., Brazil, Canada, China, France, and Mexico. In addition, we operate marketing, sales, and distribution centers in Asia, Europe, North America, and South America.

Our Company has undergone significant changes in recent years as we have disposed of certain business units and acquired others. On May 2, 2008, we acquired Carlton Holdings, Inc. and its subsidiaries (“Carlton”), a manufacturer of cutting chain for chain saws located near Portland, Oregon. On August 10, 2010, we acquired SP Companies, Inc. and SpeeCo, Inc. (collectively, “SpeeCo”), a manufacturer and supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm, ranch, and agriculture accessories located in Golden, Colorado. On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products, Inc. (“Gear Products”), a manufacturer of mechanical power transmission components for original equipment manufacturers located in Tulsa, Oklahoma.

On March 1, 2011, through our indirect wholly-owned subsidiary Blount Netherlands B.V. (“Blount B.V.”), we acquired KOX GmbH and related companies (collectively “KOX”), a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. On August 5, 2011, through our indirect wholly-owned subsidiary Blount Holdings France SAS, we acquired Finalame SA, which included PBL SAS and related companies (collectively “PBL”). PBL is a manufacturer of lawnmower blades and agricultural cutting blade component parts based in Civray, France, with a second manufacturing facility in Queretaro, Mexico. On September 7, 2011, through our indirect wholly-owned subsidiary SP Companies, Inc., we acquired GenWoods HoldCo, LLC and its wholly-owned subsidiary, Woods Equipment Company (collectively “Woods/TISCO”). Woods/TISCO, with operations primarily in the Midwestern U.S., is a manufacturer and marketer of tractor attachments, implements, and replacement parts, primarily for the agriculture, ground maintenance, and construction end markets.

Following the acquisition of Woods/TISCO in 2011, we reorganized our business into two primary operating segments. The Forestry, Lawn, and Garden (“FLAG”) segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases replacement parts and accessories from other manufacturers and markets them, primarily under our brands, to our FLAG customers through our global sales and distribution network. The FLAG segment currently includes the operations of the Company that have historically served the forestry, lawn, and garden markets, as well as Carlton, KOX, and a portion of the PBL business.

The Company’s Farm, Ranch, and Agriculture (“FRAG”) segment manufactures and markets attachments and implements for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our FRAG customers through our sales and distribution network. The FRAG segment currently includes the operations of SpeeCo, Woods/TISCO, and a portion of the PBL business.

The Company also operates a concrete cutting and finishing equipment business that is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction and utility markets.

Forestry, Lawn, and Garden Segment

Forestry Products. These products are sold under the Oregon®, Carlton®, KOX™, Tiger™, and Windsor® brands, as well as under private labels for some of our OEM customers. Manufactured product lines include a broad range of cutting chain, chain saw guide bars, and cutting chain drive sprockets used on portable gasoline and electric chain saws and on mechanical timber harvesting equipment. We also purchase and market replacement parts and other accessories for the forestry market, including small chain saw engine replacement parts, safety equipment and clothing, lubricants, maintenance tools, hand tools, and other accessories used in forestry applications. Beginning in 2011, we also began marketing a line of cordless electric chain saws under the Oregon® PowerNow™ brand.

Lawn and Garden Products. These products are sold under the Oregon® and PBL™ brand names, as well as private labels for some of our OEM customers. Manufactured product lines include lawnmower and edger cutting blades designed to fit a wide variety of machines and cutting conditions. We also purchase and market various cutting attachments, replacement parts, and accessories for the lawn and garden market, such as cutting line for line trimmers, air filters, spark plugs, lubricants, wheels, belts, grass bags, maintenance tools, hand tools, and accessories to service the lawn and garden equipment industry.

Our FLAG products are sold under both our own proprietary brands and private labels to OEMs for use on new chain saws and lawn and garden equipment, and to professionals and consumers as replacement parts through distributors, dealers, direct sales companies, and mass merchants. During 2011, approximately 21% of the FLAG segment’s sales were to OEMs, with the remainder sold into the replacement market.

Industry Overview. Our competitors for FLAG products include Ariens, Briggs & Stratton, Fisher Barton, Husqvarna, Jaekel, John Deere, MTD, Northern Tool, OEM Products, Rotary, Stens, Stihl, and TriLink. In addition, new and existing competitors in recent years have expanded capacity or contracted with suppliers in China and other low-cost manufacturing locations, which has increased competition and pricing pressure, particularly for consumer-grade cutting chain and guide bars. We also supply products or components to some of our competitors in select limited markets.

Due to the high level of technical expertise and capital investment required to manufacture cutting chain and guide bars, we believe that we are able to produce durable, high quality cutting chain and guide bars more efficiently than most of our competitors. With the acquisition of PBL, we also believe we are able to produce consumer grade lawnmower and edger blades at prices comparable to our competitors. We also work with our OEM customers to improve the design and specifications of cutting chain, guide bars, and lawnmower blades used as original equipment on their products.

We believe we are the world leader in production volume of cutting chain for chain saws. Oregon and Carlton branded cutting chain and related products are used by professional loggers, farmers, arborists, and homeowners. We believe we are a leading manufacturer of guide bars and drive sprockets for chain saws. Our OEM customers include the majority of the world’s chain saw manufacturers and we also produce replacement cutting chain and guide bars to fit virtually every chain saw currently sold today. We believe we are a leading supplier of lawnmower cutting blades in Europe. Additionally, our lawnmower blades are used by many of the world’s leading power equipment producers, and our Oregon® branded replacement blades and lawnmower-related parts and accessories are used by commercial landscape companies and homeowners.

Weather and natural disasters can influence our FLAG sales cycle. For example, severe weather patterns and events, such as hurricanes, tornadoes, and storms, generally result in greater chain saw use and, therefore, stronger sales of cutting chain and guide bars. Seasonal rainfall plays a role in demand for our lawnmower blades and other lawn and garden equipment products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. Temperature patterns also drive the demand for firewood, which in turn drives the demand for our cutting chain and other forestry products.

Within the FLAG segment the largest volume raw material we purchase is cold-rolled strip steel, which we obtain from multiple intermediate steel processors, but which can also be obtained from other sources. Changes in the price of steel can have a significant effect on the manufactured cost of our products and on the gross margin we earn from the sale of these products, particularly in the short term.

Our profitability in the FLAG segment is also affected by changes in currency exchange rates, changes in economic and political conditions in the various markets in which we operate, and changes in the regulatory environment in various jurisdictions. For additional information regarding the FLAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18 of Notes to Consolidated Financial Statements.

Farm, Ranch, and Agriculture Segment

Equipment and Tractor Attachment Products. These products are sold under the Alitec®, CF®, Gannon®, Oregon®, PowerPro®, SpeeCo®, WainRoy®, and Woods® brand names, as well as under private labels for some of our OEM and retail customers. Product lines include attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, snow blowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments.

OEM and Aftermarket Parts. These products are sold under the PBL™, SpeeCo®, TISCO®, Tru-Power®, Vintage Iron®, and WoodsCare™ brand names, as well as under private labels for some of our OEM customers. The FRAG segment manufactures a variety of attachment cutting blade component parts sold to OEM customers for inclusion in original equipment, and as replacement parts. The FRAG segment also markets replacement parts and accessories purchased from other manufacturers, including tractor linkage, electrical, engine and hydraulic replacement parts, and other accessories used in the agriculture and construction equipment markets.

Industry Overview. Competitors for our equipment and tractor attachment products include Alamo Group, Champion, Doosan, Dover, Great Plains, Hope Haven, John Deere, Koch Industries, MTD, and Swisher. Competitors for our OEM and aftermarket parts include A&I, Herschel, Kondex, Rasspe, SMA, and Sparex. In recent years, suppliers in China and other low-cost manufacturing locations have increased product availability, particularly for tractor accessory parts, which has increased competition and pressure on pricing in North America.

We believe we are a leading supplier of log splitters, tractor attachments, including rotary cutters and finish mowers, 3-point linkage parts, implements, and tractor repair parts in North America. Our products are used by large commodity and livestock farmers, small farmers, rural property owners, commercial landscape and yard care maintenance operators, construction contractors, and municipalities.

To help us compete in our markets, we have reduced costs by utilizing global sourcing for key components and products. In addition, we believe we are an industry leader in product innovation and design in our product categories. We also believe our long-standing relationships with key national retailers in North America have helped us maintain or grow our market share.

Weather can influence our FRAG sales cycle. For example, seasonal rainfall plays a role in demand for our agricultural products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. Increases in home heating fuel costs and changes in temperature patterns can also drive the demand for firewood, which in turn drives the demand for our log splitters. Finally, demand for our products is affected by housing starts, crop prices, and disposable and farm income levels for our end consumers.

Increases in raw material prices, particularly for steel, can negatively affect profit margins in our FRAG business. Fluctuations in foreign exchange rates and transportation costs can also affect our profitability as we source a significant amount of our components from China and ship them to the U.S. for assembly and distribution. Our industry is highly competitive, making pricing pressure a potential threat to sustaining profit margins. For additional information regarding the FRAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18 of Notes to Consolidated Financial Statements.

Concrete Cutting and Finishing Products

We operate a business in the specialized concrete cutting and finishing market. These products are sold primarily under the ICS® brand. The principal product is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered concrete cutting saws and equipment. We also market and distribute branded gasoline and hydraulic powered concrete cutting chain saws to our customers, which include contactors, rental equipment companies, and construction equipment dealers primarily in the U.S. and Europe. The power heads for these saws are manufactured by a third party. Competition primarily comes from manufacturers of traditional circular concrete cutting saws, including Husqvarna and Stihl. We also supply diamond-segmented chain to certain of these competitors. We believe we are a market leader in diamond chain cutting products.

Intellectual Property

Our proprietary brands include Alitec™, Carlton®, CF™, EuroMAX®, FORCE4®, Fusion®, Gannon™, Gator™, Gator Mulcher®, ICS®, INTENZ®, Jet-Fit®, Magnum Edger ™, Oregon®, PBL™, PowerGrit®, PowerSharp®, Power-Match®, PowerNow™, PowerPro™, RentMAX™, SealPro®, SpeeCo®, SpeedHook®, Tiger®, Tisco®, Tru-Power®, Vintage Farm™,WainRoy®, Windsor®, Woods™, and WoodsCare™. All of these are registered, pending, or common trademarks of Blount and its subsidiaries in the U.S. and/or other countries. Some forms of Windsor® are used under license from affiliates of Snap-On, Inc.

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

Discontinued Operations - Gear Products

On September 30, 2010, we sold Gear Products to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for net cash proceeds of $24.8 million. Gear Products is a manufacturer of mechanical power transmission components for OEMs, serving the utility, construction, forestry, marine, and mining markets. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in the income tax expense we recognized on the sale. Gear Products results are reported as discontinued operations for all periods presented.

Capacity Utilization

Based on a five-day, three-shift work week, capacity utilization for the year ended December 31, 2011 is estimated as follows:

2011
Forestry, lawn, and garden	93%
Farm, ranch, and agriculture	40%
Concrete cutting and finishing	60%

Historically, the Company has operated its FLAG segment facilities at high capacity utilization levels. Capacity for our forestry products has been expanded in recent years with the purchase of Carlton in 2008 and the establishment of our manufacturing plant in Fuzhou, China in 2005. The Company expects to meet future sales demand by expanding capacity at existing facilities through both productivity enhancements and capital investment. In the second quarter of 2009, we closed our manufacturing plant in Milan, Tennessee and moved the production of products previously manufactured in that facility to our other manufacturing facilities. During 2011, we began expansion of our manufacturing facility in Fuzhou, China. We are also in early planning for a potential new manufacturing facility, to be located in Eastern Europe over the next several years, in order to meet anticipated future demand for our forestry and other products. The FRAG segment facilities were generally operated on a five-day, one-shift basis during 2011.

Backlog

Our sales order backlog was as follows:

	As of December 31,
(Amounts in thousands)	2011	2010	2009
Forestry, lawn, and garden	$182,414	$125,987	$77,449
Farm, ranch, and agriculture	28,329	6,671	—
Concrete cutting and finishing	562	1,059	620

Total sales order backlog	$211,305	$133,717	$78,069

The total backlog as of December 31, 2011 is expected to be completed and shipped within twelve months. Backlog amounts related to our discontinued operations are excluded from all periods presented. Included in the backlog as of December 31, 2011 is $31.1 million related to KOX, PBL, and Woods/TISCO.

Employees

At December 31, 2011, we employed approximately 4,500 individuals. None of our U.S. employees belong to a labor union. The number of foreign employees who belong to unions is not significant. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years.

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

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations. In 2011, we expensed approximately $2.9 million directly related to environmental compliance, including approximately $0.6 million in capital expenditures. We expect to spend approximately $2.5 million to $3.0 million per year in capital and operating costs over the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.

In the manufacture of our products, we use certain chemicals and processes, including chrome and paints applied to some of our products, and oils used on metal-working machinery. Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. For certain of our former facilities, we retained responsibility for past environmental matters under certain conditions and pursuant to the terms of the agreements by which we sold the properties to third party purchasers. In addition, from time to time third parties have asserted claims against us for environmental remediation at former sites despite the absence of a contractual obligation. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring, and in some cases, remediating. We have recognized the estimated costs of remediation in the Consolidated Financial Statements for all known contaminations that require remediation by us. As of December 31, 2011, the total recorded liability for environmental remediation was $3.5 million. Management believes that costs incurred to investigate, monitor, and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow. We cannot be sure, however, that we have identified all existing contamination on our current and former properties or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up contamination.

From time to time we may be identified as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes with respect to sites at which we may have disposed of wastes. The U.S. Environmental Protection Agency (or an equivalent state agency) can either (a) allow potentially-responsible parties to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action on its own and then seek reimbursement from the parties. Each party can be held liable for all of the costs, but the parties can then bring contribution actions against each other or potentially responsible third parties. As a result, we may be required to expend amounts on such remedial investigations and actions, which amounts cannot be determined at the present time, but which may ultimately prove to be material to the Consolidated Financial Statements.

In recent years, climate change has been discussed in various political and other forums throughout the world. We do not believe that climate change has had a significant impact on our business operations or results to this point, but we cannot be sure of the potential effects to our business from any future changes in regulations or laws concerning climate change. Any new regulations limiting the amount of timber that could be harvested would most likely have a negative impact on our sales of forestry products. If climate change were to result in significant shifts in crops grown in agricultural regions, it could adversely affect our agricultural product business.

For additional information regarding certain environmental matters, see Note 15 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For financial information about industry segments and foreign and domestic operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18 of Notes to Consolidated Financial Statements.

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

Research and Development Activities

See Note 1 to Consolidated Financial Statements for information about our research and development activities.

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

The markets in which we operate are competitive. We believe that design features, product quality, customer service, delivery lead times, and price are the principal factors considered by our customers. Some of our competitors may have, or may develop, greater financial resources, lower costs, superior technology, or more favorable operating conditions than we do. For example, our competitors are expanding capacity or contracting with suppliers located in China and other low-cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies has nevertheless been formidable and has, in some cases, negatively affected our business. We may not be able to compete successfully with our existing or any new competitors, and the competitive pressures we face may result in decreased sales, operating income, and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes.

Key Customers—Loss of one or more key customers would substantially decrease our sales.

In 2011, $82.7 million, or approximately 10%, of our sales were to one customer (Husqvarna AB) and our top three customers accounted for $158.5 million (19.1%) of our total sales. Aside from our top three customers, no other customer individually accounted for more than 3.0% of our total sales. While we expect these business relationships to continue, the loss of any of these key customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income, and cash flows.

Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

We purchase important materials and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality, and a possible loss of sales in the short-term. In 2011, we purchased $15.9 million of raw materials from our largest supplier and $65.4 million of raw materials from our top five suppliers.

Some of these raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. In 2011 we purchased $86.6 million of steel. In addition to steel raw material, we also purchase components and subassemblies that are made with steel, and prices for these items are also subject to steel price volatility risk. We have not hedged against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short-term through increased pricing. We estimate that a 10% change in the price of steel, without a corresponding increase in selling prices, would have reduced 2011 income from continuing operations before taxes by $8.7 million.

Foreign Sales and Operations—We have substantial foreign sales, operations, and property, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in currency exchange rates, unexpected changes in regulatory environments, or potentially adverse tax consequences.

In 2011, approximately 63% of our sales were made outside of the U.S. International sales and operations are subject to inherent risks, including changes in local economic or political conditions, instability of government institutions, the imposition of currency exchange restrictions, unexpected changes in legal and regulatory environments, nationalization of private property, and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales.

Some of our sales and expenses are denominated in local currencies that are affected by fluctuations in currency exchange rates in relation to the U.S. Dollar. Historically, our principal local currency exposures have been related to manufacturing costs and expenses in Canada and Brazil, and local currency sales and expenses in Europe. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have reduced our operating income by $6.2 million, and a 10% stronger Brazilian Real in relation to the U.S. Dollar would have reduced our operating income by $4.1 million, in 2011. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $9.9 million and operating income by $0.4 million in 2011. We estimate that the year-over-year movement of foreign exchange rates from 2010 to 2011, whereby the U.S. Dollar weakened in relation to the Canadian Dollar, Brazilian Real, and the Euro, increased our sales by $6.5 million but decreased our operating income by $4.3 million.

Also, approximately 63% of our foreign sales in 2011 were denominated in U.S. Dollars. We may see a decline in sales during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. Furthermore, if the U.S. Dollar strengthens against foreign currencies, it becomes more costly for foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, our bad debt expense may increase.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2011, 669,555, or 37%, of the total square feet of our owned facilities, are located outside of the U.S. and 31% of our leased square footage is located outside the U.S. This foreign-based property, plant, and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing and distribution capabilities and would result in reduced sales, operating income, and cash flows.

Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.

Sales of many of our products are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for agricultural and yard care products, such as tractor attachments and lawnmower blades, and conversely, plentiful rain conditions stimulate demand for these products. Natural disasters such as hurricanes, typhoons, and ice and wind storms that knock down trees can stimulate demand for our forestry products. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

Financial Leverage—Due to our financial leverage, we could have difficulty operating our business and satisfying our debt obligations.

As of December 31, 2011, we have $815.1 million of total liabilities, including $530.4 million of debt. Our debt leverage is significant, and may have important consequences for us, including the following:

•

A significant portion of our cash flow from operations is dedicated to the payment of interest expense and required principal repayments, which reduces the funds that would otherwise be available to fund operations and future business opportunities.

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

We have available borrowing capacity under the revolving portion of our senior credit facilities of $163.9 million as of December 31, 2011. Our term loan facility does not allow the borrowing of additional principal amounts. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and product development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations in customer orders, sales, operating results, and cash flows. Our business may not be able to generate sufficient cash flow from our operations or future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. An inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling equity capital. However, alternative strategies may not be feasible at the time or may not prove adequate, which could cause us to default on our obligations and would impair our liquidity. Also, some alternative strategies would require the prior consent of our secured lenders, which we may not be able to obtain. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, the senior credit facilities require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require that we take actions to reduce debt or to act in a manner contrary to our business objectives. Our ability to meet those financial ratios and tests could be affected by events beyond our control, and there can be no assurance that we will continue to meet those ratios and tests. A breach of any of these covenants could, if uncured, constitute an event of default under the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities, together with any accrued interest and commitment fees, to be immediately due and payable. If we and certain of our subsidiaries were unable to repay those amounts, the lenders under the senior credit facilities could enforce the guarantees from the guarantors and proceed against the collateral securing the senior credit facilities. The assets of Blount, Inc., our wholly-owned subsidiary and issuer of the debt under our senior credit facilities, and the applicable guarantors could be insufficient to repay in full that indebtedness and our other indebtedness.

Assets Pledged as Security on Credit Facilities—The majority of our assets and the capital stock of our wholly-owned subsidiary Blount, Inc. are pledged to secure obligations under our senior credit facilities.

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.

Litigation—We may have litigation liabilities that could result in significant costs to us.

Our historical and current business operations have resulted in a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products, and litigation involving alleged patent infringement. Certain of these liabilities relating to certain of our discontinued operations were retained by us under terms of the relevant divestiture agreements. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance, and other related costs could result in future liabilities that are significant and that could significantly reduce our operating income, cash flows, and cash balances. See also Item 3, Legal Proceedings, and Note 15 to the Consolidated Financial Statements.

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

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our or other sites affected by our actions, changes in existing environmental laws or their interpretation, including changes related to climate change, and more rigorous enforcement by regulatory authorities may require additional expenditures by us to modify operations, install pollution control equipment, investigate and monitor contamination at sites, clean contaminated sites, or curtail our operations. These expenditures could significantly reduce our net income and cash flows. See also Item 1, Business-Environmental Matters, Item 3, Legal Proceedings, and Note 15 to the Consolidated Financial Statements.

General Economic Factors—We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses.

Our business is subject to a number of general economic factors, many of which are largely out of our control, which may, among other effects, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses. These factors include recessionary economic cycles and downturns in customers’ business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers’ business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowance for bad debts. World-wide economic conditions contributed to a slowdown in orders for our products in late 2008 and the first half of 2009, and adversely affected our business results. World-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture our products. Our senior credit facility borrowings are at variable interest rates. Increases in market reference interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate that a 100 basis point higher average level of interest rates on our variable rate debt would have increased our interest expense in 2011 by $4.0 million. In addition, fluctuations in the market values of equity and debt securities held in the Company’s pension plan assets can adversely affect the funding status of our defined benefit pension plans. The expense and funding requirements for these plans may increase in the future as a result of reduced values of the plan assets. Furthermore, terrorist activities, anti-terrorist efforts, war, or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

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

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the two preceding calendar years, our highest closing stock price has exceeded our lowest closing stock price by 42% in 2011 and by 64% in 2010. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.

Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.

Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2011, approximately 55% of our outstanding common stock was owned or controlled by our five largest stockholders. We may sell additional shares of common stock in subsequent public offerings, or other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock.

Computer Transaction Processing—An information technology system failure or breach of security may adversely affect our business.

We rely on information technology systems to transact our business. An information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our financial condition, results of operations, or cash flows.

In recent years we have increased the volume of sales transactions processed over the internet. For example, we currently conduct a portion of our sales over the internet at KOX, Woods/TISCO, and for certain other product lines. As a result, sensitive information about our customers is stored in electronic media. If unauthorized access to this information were gained we could be subject to penalties or claims by our customers which could have an adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. Cutting chain, guide bar, and drive sprocket manufacturing plants within our FLAG business segment are located in Portland, Oregon; Milwaukie, Oregon; Curitiba, Brazil; Guelph, Canada; and Fuzhou, China. Lawnmower blade manufacturing facilities within our FLAG business segment are located in Kansas City, Missouri; Civray, France; and Queretaro, Mexico. Manufacturing of log splitters and post-hole diggers within our FRAG business segment occurred in leased facilities in Golden, Colorado through the end of 2011, but was moved to Kansas City, Missouri in early 2012. Tractor attachment, construction attachment, riding lawnmowers, and other product manufacturing plants within our FRAG business segment are located in Oregon, Illinois; Kronenwetter, Wisconsin; and Sioux Falls, South Dakota. Sales offices and distribution centers are located in Coppell, Texas; Curitiba, Brazil; several locations in Europe; Fuzhou, China; Golden, Colorado; Guelph, Canada; Nishi-ku, Yokohama, Japan; Kansas City, Missouri; Moscow, Russia; Nashville, Tennessee; Oregon, Illinois; Portland, Oregon; Rockford, Illinois; Sparks, Nevada; and Strongsville, Ohio. SpeeCo is headquartered in Golden, Colorado with design, engineering, sales, and marketing functions located in that facility. SpeeCo also operated a distribution center in Golden, Colorado through the end of 2011, but those operations were moved to Kansas City, Missouri in early 2012.

All of these facilities are in relatively good condition, are currently in normal operation, and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2011 is as follows:

	Area in Square Feet
	Owned	Leased
Forestry, lawn, and garden segment	1,234,658	438,808
Farm, ranch, and agriculture segment	527,709	605,379
Corporate and other	50,769	32,000

Total	1,813,136	1,076,187

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 15 of Notes to Consolidated Financial Statements.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (ticker “BLT”). The following table presents the quarterly high and low closing prices for the Company’s common stock for the last two years. Cash dividends have not been declared for the Company’s common stock since 1999. The Company’s senior credit facility agreement limits our ability to pay dividends. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. The Company had approximately 7,100 stockholders of record as of December 31, 2011.

See information about the Company’s stock compensation plans in Note 17 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, and also in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has not sold any registered or unregistered securities, or repurchased any shares of its common stock, during the three year period ended December 31, 2011.

The Company’s highest and lowest closing stock price for each of the last eight quarters is presented in the table below.

	Common Stock
	High	Low
Year Ended December 31, 2011:
First quarter	$16.46	$14.45
Second quarter	17.47	15.36
Third quarter	18.37	12.98
Fourth quarter	16.29	13.02

Year Ended December 31, 2010:
First quarter	$11.85	$10.28
Second quarter	11.71	10.27
Third quarter	12.76	9.93
Fourth quarter	16.31	12.78

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Statement of Income Data:	(1)	(2)	(3)
Sales	$831,630	$611,480	$487,366	$565,557	$486,739
Operating income	97,953	85,555	54,526	84,386	78,845
Interest expense, net of interest income	18,550	25,517	24,501	25,705	31,706
Income from continuing operations before income taxes	74,950	52,611	30,266	60,485	46,328
Income from continuing operations	49,682	41,402	21,945	36,932	31,002
Income from discontinued operations	—	5,798	1,048	1,667	11,855
Net income	49,682	47,200	22,993	38,599	42,857
Earnings per share:
Basic income per share:
Continuing operations	1.02	0.86	0.46	0.78	0.66
Discontinued operations	—	0.13	0.02	0.03	0.25

Net income	1.02	0.99	0.48	0.81	0.91
Diluted income per share:
Continuing operations	1.01	0.85	0.46	0.77	0.64
Discontinued operations	—	0.12	0.02	0.03	0.25

Net income	1.01	0.97	0.48	0.80	0.89
Shares used:
Basic	48,701	47,917	47,758	47,510	47,280
Diluted	49,434	48,508	48,274	48,130	48,078

	As of December 31,
(In thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$62,118	$80,708	$55,070	$58,275	$57,589
Working capital	237,010	187,547	149,547	127,986	128,588
Property, plant, and equipment, net	155,872	108,348	114,470	119,749	89,729
Total assets	884,572	580,887	483,566	499,684	411,949
Long-term debt	510,014	339,750	280,852	293,539	295,758
Total debt	530,362	350,000	285,865	325,520	297,000
Stockholders’ equity (deficit)	69,465	42,398	(6,740)	(43,520)	(54,146)

The table above gives effect to the sale of Gear Products on September 30, 2010, and the sale of the Company’s Forestry Division on November 5, 2007, and treatment of these businesses as discontinued operations for all periods presented. In addition, the table reflects the acquisitions of Woods/TISCO on September 7, 2011, PBL on August 5, 2011, KOX on March 1, 2011, SpeeCo on August 10, 2010, and Carlton on May 2, 2008 and inclusion of their operations from their acquisition dates forward. The results above also reflect the related acquisition accounting effects of these acquisitions, as further described below in Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results.

(1)	Income from continuing operations in 2011 includes a pre-tax charge of $3.9 million for the early extinguishment of debt.
(2)	Income from continuing operations in 2010 include a pre-tax charge of $7.0 million for the early extinguishment of debt.

(3)	Operating income and income from continuing operations in 2009 include a pre-tax charge of $8.6 million for settlement of a litigation matter, fees associated with refinancing activities and costs associated with the transition of the Company’s CEO position; a pre-tax charge of $7.2 million for plant closure and severance costs; and a pre-tax gain of $2.7 million on the sale of land and building in Europe.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report, as well as the information in Item 6, Selected Consolidated Financial Data.

Overview

We are a global industrial company that designs, manufactures, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to OEMs for use on original equipment. We also purchase products manufactured by other suppliers that are aligned with the markets we serve and market them, typically under one of our brands, through our global sales and distribution network. Our products are sold in over 115 countries and approximately 63% of our 2011 sales were made outside of the U.S.

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end user market segments we serve. Following the acquisition of Woods/TISCO in 2011, the Company reorganized its business into two primary operating segments. Segment disclosures in all periods presented have been restated on a comparable basis. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment, and serves the forestry, lawn, and garden markets. The FLAG segment also purchases replacement parts and accessories from other manufacturers that we market to the forestry, lawn, and garden markets through our global sales and distribution network, typically under one of our brands.

The Company’s FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to the farm, ranch, and agriculture markets through our sales and distribution network.

The Company also operates a concrete cutting and finishing equipment business that is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction and utility markets.

Our performance can be impacted by trends in the industries we serve, weather patterns, natural disasters such as wind and ice storms, foreign currency fluctuations, and general economic conditions. We face price pressure from competitors on a world-wide basis, particularly with respect to our cutting chain, guide bar, and lawnmower blade products. The maintenance of competitive selling prices is dependent on our ability to manufacture our products efficiently. The maintenance of our market share is also dependent on our ability to develop new and innovative products and product features, and to market such products successfully. We operate manufacturing plants in the U.S., Brazil, Canada, China, France, and Mexico, all of which pursue continuous productivity improvements. Timely capital investment into our manufacturing plants for added capacity and cost reductions, as well as effectively sourcing critical raw materials, components, and whole goods at favorable prices, is required for us to remain competitive.

We maintain a centralized administrative staff at our headquarters in Portland, Oregon. This centralized administrative staff provides the executive leadership for the Company, as well as accounting, finance, information technology, and supply chain services, administering various health and welfare plans, providing risk management and insurance services, supervising the Company’s capital structure, and overseeing the regulatory, compliance, and legal functions. Operating expenses of this central administrative function are included in selling, general, and administrative expenses (“SG&A”) in the Consolidated Statements of Income. The cost of providing certain shared services is allocated to our business segments using various allocation drivers such as headcount, software licenses, purchase volume, shipping volume, sales revenue, square footage, and other factors.

See Item 1, Business, for further information about our business and operations.

2011 Acquisition of Woods/TISCO

On September 7, 2011, we acquired Woods/TISCO, with operations primarily in the Midwestern U.S., a manufacturer and marketer of equipment and replacement parts primarily for the agriculture end market. The acquisition of Woods/TISCO:

•	Increases distribution for our FRAG segment, particularly in the agricultural dealer channel.

•	Expands our FRAG product line offerings of tractor attachments and aftermarket replacement parts.

•	Provides opportunities to leverage our manufacturing and product development expertise and global distribution and supply chain network, particularly in the area of product sourcing.

•	Enhances our U.S. manufacturing and distribution capabilities through the addition of three manufacturing and five distribution facilities.

The purchase price was $190.5 million in cash, consisting of $185.0 million in negotiated enterprise value and a $5.5 million working capital adjustment. Woods/TISCO had $0.2 million of cash on the acquisition date, resulting in a net cash outflow of $190.3 million. We assumed none of Woods/TISCO’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $2.0 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during 2011. The acquisition was funded from cash on hand and borrowings under our revolving credit facility.

Woods/TISCO’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended August 31, 2011
Sales	$164,810
Operating income	17,870
Depreciation and amortization	2,549

Woods/TISCO’s operating income for the twelve months ended August 31, 2011 includes expenses of $0.7 million related to Woods/TISCO’s former chief executive officer, $0.5 million in management fees charged by Woods/TISCO’s former owner, $0.4 million in expenses attributed to Woods/TISCO’s efforts to sell its business, $0.3 million in costs associated with the closure of a facility, and $0.3 million in fees associated with Woods/TISCO’s September 2010 refinancing transaction.

2011 Acquisition of PBL

On August 5, 2011, we acquired PBL, a manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France, with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increases our manufacturing capacity for lawnmower blades, increases our market share for lawnmower blades in Europe, and provides an entrance into the agricultural cutting parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico.

The purchase price consisted of $14.2 million in cash and the assumption of $13.5 million of PBL’s debt. PBL had $1.3 million of cash on the acquisition date, resulting in a net cash outflow of $13.0 million. In addition, we incurred legal and other third party fees totaling $0.9 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statement of Income during 2011. The cash portion of the acquisition was funded from available cash on hand at Blount B.V.

PBL’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended July 31, 2011
Sales	$33,162
Operating income	1,804
Depreciation and amortization	2,857

2011 Acquisition of KOX

On March 1, 2011, we acquired KOX, a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. The acquisition of KOX increased our distribution capabilities and expanded our geographic presence in Europe. KOX has been a customer of Blount for over 30 years and purchased approximately $9.2 million of forestry replacement parts from Blount in 2010.

The total purchase price was $23.9 million. The purchase price consisted of $19.2 million in cash and 309,834 shares of our common stock valued at $4.7 million based on the closing price of our stock on the acquisition date. KOX had $5.1 million of cash on the acquisition date, resulting in a net cash outflow of $14.1 million. We assumed none of KOX’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.2 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during 2010 and 2011. The cash portion of the acquisition was funded from available cash on hand at Blount B.V. The common stock shares issued in the purchase are subject to certain restrictions under terms of the related stock purchase agreement.

KOX pre-acquisition operating results for calendar year 2010 are summarized below.

(Amounts in thousands)	Year Ended December 31, 2010
Sales	$34,889
Operating income	3,266
Depreciation	128

2011 Establishment of Blount B.V.

On January 19, 2011, we acquired a dormant shelf company registered in the Netherlands and changed the name to Blount Netherlands B.V. The acquisition price was $21 thousand, net of cash acquired, plus the assumption of certain liabilities. This acquisition, along with the formation of an additional holding entity named BI Holdings C.V., a limited partnership registered with the Dutch Trade Register with a Bermuda office address and parent of Blount B.V., increases our flexibility to make international acquisitions. Direct ownership of certain of our foreign subsidiaries was transferred from our wholly-owned subsidiary, Blount, Inc., to Blount B.V. through a series of transactions executed in February 2011. We recognized $13 thousand of goodwill on the acquisition of the shelf company in the Netherlands.

2010 Acquisition of SpeeCo

On August 10, 2010, we acquired SpeeCo, located in Golden, Colorado, a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expanded our product offerings and broadened our customer base. The acquisition of SpeeCo also created opportunities for synergies in the areas of marketing, sales, assembly operations, distribution, and back office consolidation of support functions. We also believe there are opportunities to sell some of SpeeCo’s products into our FLAG distribution network domestically and internationally. The opportunities for synergies were further enhanced when we acquired PBL and Woods/TISCO during 2011. We also are benefiting from SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

The purchase price was $91.7 million in cash, consisting of $90.0 million in negotiated enterprise value and a $1.7 million working capital adjustment. SpeeCo had $0.8 million of cash on the acquisition date, resulting in a net cash outflow of $90.9 million. We assumed none of SpeeCo’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.0 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statement of Income in 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.

SpeeCo’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended July 31, 2010
Sales	$77,077
Operating income	8,174
Depreciation and amortization	4,469

SpeeCo’s operating income for the twelve months ended July 31, 2010 includes $0.4 million in management fees charged by SpeeCo’s former owner.

2010 Disposition of Gear Products

On September 30, 2010, we sold Gear Products to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for net cash proceeds of $24.8 million. Gear Products, located in Tulsa, Oklahoma, is a manufacturer of mechanical power transmission components for OEMs, serving the utility, construction, forestry, marine, and mining markets. Under terms of the related stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in income tax expense recognized on the sale. Gear Products results are reported as discontinued operations for all periods presented.

2009 Plant Closure and Severance Costs

During the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. We also took actions in early 2009 to reduce the number of employees we have in certain of our other locations. We recorded charges of $6.9 million to operating expenses and $0.3 million to cost of goods sold during 2009 for the costs of the Milan closure and move, including asset disposal and impairment charges, as well as employee severance benefits related to Milan and other locations. The land and building in Milan were included in assets held for sale on the Consolidated Balance Sheet as of December 31, 2010 and were sold in December 2011.

Operating Results

Year ended December 31, 2011 compared to year ended December 31, 2010

(Amounts in millions)	2011	2010	Change	Contributing Factor
(Amounts may not sum due to rounding)
Sales	$831.6	$611.5	$220.2

				$196.5	Sales volume, including acquisitions
				17.2	Selling price and mix
				6.5	Foreign currency translation

Gross profit	255.8	204.0	51.8
Gross margin	30.8%	33.4%		52.8	Sales volume
				17.2	Selling price and mix
				(10.8)	Acquisition accounting effects
				(5.3)	Product cost and mix
				(2.0)	Foreign currency translation

SG&A	157.9	118.5	39.4
As a percent of sales	19.0%	19.4%
				19.3	SG&A of recent acquisitions
				4.9	Compensation expense
				4.8	Professional services
				3.6	Advertising
				1.5	Travel
				1.1	Employee benefits
				2.3	Foreign currency translation
				1.9	Other, net

Operating income	98.0	85.6	12.4
Operating margin	11.8%	14.0%		51.8	Increase in gross profit
				(39.4)	Increase in SG&A

Income from continuing operations	49.7	41.4	8.3
				12.4	Increase in operating income
				7.0	Decrease in net interest expense
				3.0	Change in other income (expense)
				(14.1)	Increase in income tax provision

Income from discontinued operations	—	5.8	(5.8)
				(1.0)	Operating results
				(11.9)	Gain on sale of subsidiary
				7.2	Income taxes

Net income	$49.7	$47.2	$2.5

Sales increased by $220.2 million (36.0%) from 2010 to 2011, primarily due to increased unit volume of $196.5 million. We report all incremental sales attributable to recent acquisitions as unit volume increase, up through the one year anniversary of the acquisition date. The effect of recent acquisitions added $132.5 million in incremental sales in the year ended December 31, 2011. Excluding the effect of these acquisitions, unit sales volume increased by $64.0 million, or 10.5%. Changes in average selling prices and product mix increased sales revenue by $17.2 million on a year-over-year basis, excluding acquisitions. The translation of foreign currency-denominated sales transactions increased consolidated sales by $6.5 million in 2011 compared to 2010, excluding acquisitions, given the relatively weaker U.S. Dollar in comparison to most foreign currencies. International sales increased by $75.1 million (18.0%), while domestic sales increased by $12.5 million (6.4%), both exclusive of sales from recent acquisitions. The increase in international sales reflected strong global market conditions and demand for our products compared with the prior year, although the year-over-year percentage growth slowed in the second half of 2011. For 2011, excluding the effect of incremental sales from recent acquisitions, sales increased 20.7% in the Asia Pacific region, 16.1% in Europe and Russia, 15.9% in South America, and 8.1% in North America.

Gross profit increased by $51.8 million (25.4%) from 2010 to 2011. Higher unit sales volume of $52.8 million, including incremental volume from recent acquisitions, along with the $17.2 million effect of higher average selling prices and product mix, accounted for the increase. Partially offsetting these increases were an increase in acquisition accounting effects of $10.8 million, and $5.3 million in higher product cost and mix, including a year-over-year increase in steel costs of $3.8 million. Fluctuations in currency exchange rates decreased our gross profit in 2011 compared to 2010 by $2.0 million on a consolidated basis. The translation of stronger foreign currencies in Canada and Brazil into a weaker U.S. Dollar resulted in higher reported manufacturing costs. This foreign currency effect at our international manufacturing locations more than offset the positive effect on translation of international sales revenue. Gross margin in 2011 was 30.8% of sales compared to 33.4% of sales in 2010. The decline in gross margin from 2010 is primarily the result of the lower average gross margins of acquired businesses and the related acquisition accounting effects.

SG&A was $157.9 million in 2011, compared to $118.5 million in 2010, representing an increase of $39.4 million (33.2%). As a percentage of sales, SG&A decreased from 19.4% in 2010 to 19.0% in 2011, primarily due to the increase in sales, which outpaced the increase in SG&A spending. Incremental SG&A expense incurred at our recent acquisitions added $19.3 million in 2011. Compensation expense for 2011 increased by $4.9 million; reflecting annual merit increases, increased headcount, and higher stock compensation expense, partially offset by reduced incentive compensation expense. Costs for professional services increased by $4.8 million, largely due to our acquisition program, as we acquired KOX, PBL, and Woods/TISCO in 2011 compared with SpeeCo in 2010. Advertising expense increased by $3.6 million, primarily due to advertising programs for new product introductions. Travel costs were $1.5 million higher in 2011 compared with 2010 as the Company continued to pursue its strategic initiatives. The cost of employee benefits increased $1.1 million year-over-year. International operating expenses increased by $2.3 million from the prior year due to the movement in foreign currency exchange rates.

We maintain defined benefit pension plans covering many of our employees and retirees in the U.S., Belgium, Canada, and France. In addition, we maintain post-retirement medical and other defined benefit plans covering the majority of our employees and retirees in the U.S. The costs of these benefit plans are included in cost of goods sold and SG&A. The accounting effects and funding requirements for these plans are subject to actuarial estimates, actual plan experience, and the assumptions we make regarding future trends and expectations. See further discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates”. Total expense recognized for these post-retirement benefit plans was $8.1 million in both 2011 and 2010. At December 31, 2011, we had $121.0 million of accumulated other comprehensive losses related to our pension and other post-employment benefit plans that will be amortized to expense over future years, including $7.7 million to be expensed in 2012. We expect our total expense for these plans to be between $10.0 million and $12.0 million in 2012.

Operating income increased by $12.4 million from 2010 to 2011. The increase was due to higher sales volume and gross profit, partially offset by increased SG&A expenses. Our operating margin decreased from 14.0% of sales in 2010 to 11.8% of sales in 2011. Acquisition accounting effects reduced our operating profit by $15.9 million and our operating margin by 1.9% in 2011. Acquisition accounting effects reduced our operating profit by $5.2 million and our operating margin by 0.8% in 2010.

Interest expense was $18.7 million in 2011 compared to $25.6 million in 2010. The decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in June 2011, and our weighted average interest rate was also reduced when we repaid our senior subordinated notes in September 2010.

Other expense, net was $4.5 million in 2011 and primarily consisted of $3.9 million in charges related to the fourth amendment and restatement of our senior credit facilities consummated in August 2011. Other expense, net was $7.4 million in 2010 and primarily consisted of $7.0 million in charges related to the third amendment and restatement of our senior credit facilities consummated in August 2010.

The following table summarizes our income tax provision for continuing operations in 2011 and 2010:

	Year Ended December 31,
(Amounts in thousands)	2011	2010
Income from continuing operations before income taxes	$74,950	$52,611
Provision for income taxes	25,268	11,209

Income from continuing operations	49,682	41,402

Effective tax rate	33.7%	21.3%

The 2011 income tax provision reflects the release of a net amount of $4.3 million in previously provided income tax expense on uncertain tax positions resulting from the expiration of the statute of limitations for certain tax returns. Excluding the effect of this release, the effective tax rate for 2011 would have been 39.5%. The 2011 effective tax rate also differs from the federal statutory rate due to the favorable impact of lower taxes on our foreign operations, estimated tax credits for research and experimentation, the favorable effect of the domestic production deduction, and other permanent differences. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes. These reductions were partially offset by the unfavorable impact of nondeductible transaction costs incurred to facilitate the 2011 acquisitions of KOX, PBL, and Woods/TISCO, additional tax expense on repatriation of foreign earnings, and state income taxes.

The effective tax rate for 2010 was reduced from the federal statutory rate by the release of a net amount of $6.8 million in previously provided income tax expense on uncertain tax positions resulting from the conclusion of an audit with the U.S. Internal Revenue Service (“IRS”) and the expiration of the statute of limitations for certain tax returns. The 2010 effective tax rate was further reduced from the federal statutory rate by the impact of lower taxes on our foreign operations, federal and state tax credits, and permanent differences, including the domestic production deduction. Partially offsetting these tax rate reductions were state income taxes, additional tax expense on repatriated earnings from certain of our foreign locations, and the tax impact of writing off the deferred tax asset related to the Medicare Part D subsidy in accordance with 2010 legislation which made the previously exempt subsidy subject to federal income tax beginning in 2013.

Income from continuing operations in 2011 was $49.7 million, or $1.01 per diluted share, compared to $41.4 million, or $0.85 per diluted share, in 2010.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010
Operating income	$—	$1,031
Gain on disposal	—	11,941

Income from discontinued operations before income taxes	—	12,972
Income tax expense	—	7,174

Income from discontinued operations	$—	$5,798

The results of discontinued operations in 2010 reflect the pre-disposition operating results and the gain on sale of Gear Products. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in the income tax expense we recognized on the sale.

Net income in 2011 was $49.7 million, or $1.01 per diluted share, compared to $47.2 million, or $0.97 per diluted share, in 2010.

Segment Results.

The following table reflects results by segment for 2011 and 2010.

	Year Ended December 31,
(Amounts in thousands)	2011	2010	Percent Change
Sales:
Forestry, lawn, and garden sales to external customers	$659,883	$554,053	19.1%
Forestry, lawn, and garden intersegment sales	751	1,040	(27.8)%
Farm, ranch, and agriculture sales to external customers	147,475	34,200	331.2%
Farm, ranch, and agriculture intersegment sales	50	—	—
Corporate and other	24,272	23,227	4.5%
Elimination of intersegment sales	(801)	(1,040)	(23.0)%

Total sales	$831,630	$611,480	36.0%

Operating income (expense):
Forestry, lawn, and garden	$115,597	$104,113	11.0%
Farm, ranch, and agriculture	4,474	1,671	167.7%
Corporate and other	(22,118)	(20,229)	9.3%

Total operating income	$97,953	$85,555	14.5%

Forestry, Lawn, and Garden Segment. Sales in the FLAG segment increased $105.8 million, or 19.1%, from 2010 to 2011. The recent acquisitions of KOX and the FLAG portion of the PBL business contributed $27.4 million of incremental sales in the year ended December 31, 2011. Excluding the effect of these acquisitions, unit sales volume increased by $56.7 million or 10.2%. Changes in average selling prices and product mix increased FLAG sales revenue by $15.6 million on a year-over-year basis, excluding acquisitions. The translation of foreign currency-denominated sales transactions increased FLAG sales by $6.2 million in 2011 compared to 2010, given the relatively weaker U.S. Dollar in comparison to most foreign currencies. Excluding the effects of recent acquisitions, sales of forestry products were up 16.0% and sales of lawn and garden products were up 4.4%. Excluding the effects of recent acquisitions, sales to OEMs were up 6.7% while sales to the replacement market increased 14.2%. For the year 2011, sales to OEMs accounted for 21.0% of FLAG sales.

Sales order backlog for the FLAG segment at December 31, 2011 was $182.4 million compared to $126.0 million at December 31, 2010. Included in the backlog as of December 31, 2011 is $9.7 million related to PBL. KOX generally fills orders as received and therefore does not have sales order backlog.

The contribution to operating income from the FLAG segment increased $11.5 million, or 11.0%, from 2010 to 2011. Higher unit sales volume, including sales of recently acquired businesses, as well as price and mix improvements, positively affected the FLAG contribution to operating income. Partially offsetting these favorable factors were an increase in steel costs estimated at $3.8 million, an increase in acquisition accounting effects of $2.9 million, increased SG&A expenses of $20.2 million, including $7.4 million attributable to the recent acquisitions, and the net unfavorable movement in foreign currency exchange rates, which reduced contribution to operating income for the FLAG segment by an estimated $4.4 million.

Farm, Ranch, and Agriculture Segment. The FRAG segment results in 2010 reflect the activity of SpeeCo from the acquisition date of August 10, 2010 to the end of the year. In 2011, the FRAG segment results include the full year activity of SpeeCo, plus the incremental activity associated with the FRAG portion of the PBL business from the acquisition date of August 5, 2011 to the end of the year, and the activity of Woods/TISCO from the acquisition date of September 7, 2011 to the end of the year. Sales in the FRAG segment increased $113.3 million, or 331.2% from 2010 to 2011, driven by these three acquisitions. The incremental sales from SpeeCo for a full year versus a partial year in 2010, and all of the 2011 sales of Woods/TISCO and the PBL FRAG business, were $105.2 million. For the comparable periods of ownership of SpeeCo from August through December, FRAG sales increased by $8.1 million, or 23.6%, on a year-over-year basis. This increase reflected increased unit volume in the SpeeCo business of $6.9 million, as well as $1.2 million from improved average selling prices and product mix.

Sales order backlog for the FRAG segment at December 31, 2011 was $28.3 million compared to $6.7 million at December 31, 2010. The increase was primarily due to the acquisitions of PBL and Woods/TISCO.

The contribution to operating income from the FRAG segment increased $2.8 million, or 167.7%, from 2010 to 2011. Higher unit sales volume, including sales of recently acquired businesses, as well as increases in average selling prices and product mix, positively affected the FRAG contribution to operating income. Partially offsetting these favorable factors were increased acquisition accounting effects of $7.9 million and increased SG&A expenses of $14.7 million, including $12.2 million attributable to Woods/TISCO, PBL, and the full year effect of SpeeCo compared to the partial year ownership in 2010.

Corporate and Other. Sales of concrete cutting products increased 4.5% from 2010 to 2011, reflecting stronger sales in Europe. Contribution to operating income was $1.9 million lower, reflecting increases in corporate SG&A expenses of $2.1 million and an increase in results of the concrete cutting business of $0.2 million. The increase in corporate SG&A expenses was driven largely by increased costs of professional services, primarily related to the Company’s acquisition program.

Year ended December 31, 2010 compared to year ended December 31, 2009

(Amounts in millions)	2010	2009	Change	Contributing Factor
(Amounts may not sum due to rounding)

Sales	$611.5	$487.4	$124.1
				$126.5	Sales volume, including acquisitions
				(2.3)	Selling price and mix
				(0.1)	Foreign currency translation

Gross profit	204.0	165.5	38.5
Gross margin	33.4%	34.0%		39.4	Sales volume
				(2.3)	Selling price and mix
				10.8	Product cost and mix
				(9.4)	Foreign currency translation

SG&A	118.5	106.8	11.7
As a percent of sales	19.4%	21.9%		2.9	SG&A of recent acquisitions
				8.6	Compensation expense
				3.9	Strategic initiatives
				3.6	Advertising
				(8.6)	Litigation settlement, refinancing costs, and CEO transition costs incurred in 2009
				0.5	Foreign currency translation
				0.8	Other, net

Gain on sale of land and building	—	(2.7)	2.7

Plant closure and severance costs	—	6.9	(6.9)

Operating income	85.6	54.5	31.0
Operating margin	14.0%	11.2%		38.5	Increase in gross profit
				(11.7)	Increase in SG&A
				4.2	Change in other operating items

Income from continuing operations	41.4	21.9	19.5
				31.0	Increase in operating income
				(1.0)	Increase in net interest expense
				(7.7)	Change in other income (expense)
				(2.9)	Increase in income tax provision

Income from discontinued operations	5.8	1.0	4.8
				(0.6)	Operating results
				11.9	Gain on sale of subsidiary
				(6.6)	Income taxes

Net income	$47.2	$23.0	$24.2

Sales increased $124.1 million (25.5%) from 2009 to 2010, primarily due to significantly higher unit volume, including the addition of $34.2 million in sales from SpeeCo, which was acquired in August 2010. The volume increase was partially offset by slightly lower average selling prices and product mix. Excluding the effects of SpeeCo, total sales were up $89.9 million (18.4%). International sales increased $80.8 million (24.1%) and domestic sales increased $9.1 million (6.0%), excluding the effects of SpeeCo. For 2010, excluding the effects of SpeeCo, sales increased by 34.5% in the Asia Pacific region, 26.0% in South America, 19.4% in Europe and Russia, and 5.9%, in North America.

Gross profit increased $38.5 million (23.3%) from 2009 to 2010. Higher sales unit volume increased gross profit by $39.4 million on a year-over-year basis, including the effects of SpeeCo. Improved product cost and mix increased gross profit by $10.8 million on a year-over-year basis, including the $3.8 million estimated effect of lower average steel costs, as well as increased manufacturing efficiencies and cost absorption resulting from sharply higher production volumes compared to the prior year. Slightly lower average selling prices and product mix reduced gross profit by $2.3 million. Fluctuations in currency exchange rates decreased our gross profit in 2010 compared to 2009 by $9.4 million on a consolidated basis. The translation of stronger foreign currencies in Brazil and Canada into a relatively weaker U.S. Dollar resulted in higher reported manufacturing costs. Gross margin in 2010 was 33.4% of sales compared to 34.0% in 2009. The decline in gross margin from 2009 is primarily the result of relatively lower average gross margins of SpeeCo and the related acquisition accounting effects.

SG&A was $118.5 million in 2010 compared to $106.8 million in 2009, representing a year-over-year increase of $11.7 million (11.0%). As a percent of sales, SG&A decreased from 21.9% in 2009 to 19.4% in 2010. Incremental SG&A expense incurred at SpeeCo added $2.9 million in 2010. Excluding SpeeCo, compensation expense increased by $8.6 million from 2009 to 2010, reflecting increased headcount, increased variable compensation due to improved operating results, higher stock-based compensation expense, and merit raises implemented for most of our salaried employees in March of 2010. Incremental expenses of $3.9 million were incurred in SG&A in 2010 related to our strategic initiatives, including projects to improve manufacturing and supply chain efficiency, as well as our acquisition program. Advertising expense was $3.6 million higher in 2010 than in 2009, reflecting increased marketing efforts on new product releases and other advertising after our reduced level of advertising expenditures in 2009. Partially offsetting these increases was the non-recurrence of charges in 2009 totaling $8.6 million for settlement of a litigation matter, fees associated with the Company’s December refinancing activities, and costs associated with the transition of the Company’s Chief Executive Officer position. The translation of generally stronger foreign currencies into a weaker U.S. Dollar resulted in an increase in reported international SG&A expenses of $0.5 million from the prior year.

On June 25, 2009, we sold the land and building formerly occupied by our European headquarters and distribution center. These operations have moved to new, nearby leased facilities. We recognized a pre-tax gain of $2.7 million on the sale.

During the second quarter of 2009, we closed our cutting chain manufacturing plant in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other facilities. During 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs, and $0.8 million in other expenses. Of these charges, $0.3 million is included in cost of goods sold and $3.5 million is included in plant closure and severance costs in the 2009 Consolidated Statements of Income. The land and building were included in assets held for sale on the Consolidated Balance Sheet as of December 31, 2010 and were sold in December 2011. We also took actions during 2009 to reduce the number of employees at certain of our other locations, recognizing and paying a total of $3.4 million in severance charges during 2009 related to this reduction in force.

Operating income increased by $31.0 million (56.9%) from 2009 to 2010, resulting in an operating margin for 2010 of 14.0% of sales compared to 11.2% for 2009. The increased operating income was due to higher gross profit and the non-recurrence of 2009 plant closure and severance costs. Partially offsetting these increases were increased SG&A expense and the non-recurrence of the 2009 gain recognized on the sale of land and building in Europe.

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

The effective tax rate for 2010 was reduced from the federal statutory rate by the release of a net amount of $6.8 million in previously provided income tax expense on uncertain tax positions resulting from the conclusion of an audit with the U.S. IRS and the expiration of the statute of limitations for certain tax returns. The 2010 effective tax rate was further reduced from the federal statutory rate by the impact of lower taxes on our foreign operations, federal and state tax credits, and permanent differences, including the domestic production deduction. Partially offsetting these tax rate reductions were state income taxes, additional tax expense on repatriated earnings from certain of our foreign locations, and the tax impact of writing off the deferred tax asset related to the Medicare Part D subsidy in accordance with 2010 legislation which made the previously exempt subsidy subject to federal income tax beginning in 2013.

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

Income from discontinued operations in the preceding table reflects the operating results of Gear Products and the gain on sale from the disposition on September 30, 2010. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in the income tax expense we recognized on the sale.

Segment Results.

The following table reflects results by segment for 2010 and 2009.

	Year Ended December 31,
(Amounts in thousands)	2010	2009	Percent Change
Sales:
Forestry, lawn, and garden sales to external customers	$554,053	$467,845	18.4%
Forestry, lawn, and garden intersegment sales	1,040	762	36.5%
Farm, ranch, and agriculture	34,200	—	—
Corporate and other	23,227	19,521	19.0%
Elimination of intersegment sales	(1,040)	(762)	36.5%

Total sales	$611,480	$487,366	25.5%

Operating income (expense):
Forestry, lawn, and garden	$104,113	$74,792	39.2%
Farm, ranch, and agriculture	1,671	—	—
Corporate and other	(20,229)	(20,266)	(0.2)%

Total operating income	$85,555	$54,526	56.9%

Forestry, Lawn, and Garden Segment. Sales in the FLAG segment increased $86.2 million, or 18.4%, from 2009 to 2010. Unit sales volume increased by $86.9 million, or 18.6%, primarily due to improved market conditions and increased demand for our products following the generally poor market conditions and reduced sales levels we experienced in 2009 during the world-wide economic downturn. Changes in average selling prices and product mix decreased FLAG sales revenue by $0.8 million on a year-over-year basis, primarily because the proportion of sales to OEMs increased in 2010 compared to 2009. OEM sales are typically made at lower prices than replacement market sales, and OEM sales accounted for 23.7% of 2010 FLAG sales compared with 22.7% in 2009. Sales of forestry products were up 21.6% and sales of lawn and garden products were up 3.7%.

Sales order backlog for the FLAG segment at December 31, 2010 was $126.0 million compared to $77.4 million at December 31, 2009.

The contribution to operating income from the FLAG segment increased $29.3 million, or 39.2%, from 2009 to 2010. Higher unit sales volume and improved product cost and mix resulted in the increased profitability.

Partially offsetting these favorable factors were the reduction in average selling prices and product mix attributable to the shift in sales channel to more proportionate OEM sales, an increase in FLAG SG&A of $1.8 million, including increased advertising expenditures, and the $9.7 million net unfavorable effects from movements in foreign currency exchange rates. Cost of goods sold in 2010 included non-cash acquisition accounting charges of $1.8 million related to Carlton.

Farm, Ranch, and Agriculture Segment. The FRAG segment results in 2010 reflect the activity of SpeeCo from the acquisition date of August 10, 2010 to the end of the year. Cost of goods sold in 2010 included non-cash acquisition accounting charges of $3.4 million related to SpeeCo. We had no operations in the FRAG segment prior to 2010. Sales order backlog for the FRAG segment at December 31, 2010 was $6.7 million.

Corporate and Other. Sales of concrete cutting products increased 19.0% from 2009 to 2010, reflecting improved conditions in the construction equipment markets in both Europe and North America. Contribution to operating income from the Corporate and Other category was essentially flat from 2009 to 2010, reflecting an increase in corporate SG&A expenses of $0.3 million offset by an increase in contribution to operating income from our concrete cutting and finishing business.

Financial Condition, Liquidity, and Capital Resources

Our debt has fluctuated significantly in recent years due to additional borrowings to fund acquisitions, repayments from operating cash flows, and repayments from the proceeds of the sale of Gear Products. We have also undertaken several refinancing transactions which have affected our borrowing capacity, borrowing rates, financial covenants, and other terms as further described below. General economic conditions and conditions in financial and credit markets have also significantly affected the terms of our debt, including the interest rates we pay.

Long-term debt is summarized as follows:

	As of December 31,
(Amounts in thousands)	2011	2010
Revolving credit facility borrowings	$228,200	$—
Term loans	296,250	350,000
Debt of PBL	5,912	—

Total debt	530,362	350,000
Less current maturities	(20,348)	(10,250)

Long-term debt, net of current maturities	$510,014	$339,750
Weighted average interest rate at end of period	2.85%	5.14%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions, including an amendment and restatement on August 9, 2010, an amendment on January 28, 2011, and an amendment and restatement on June 13, 2011. As of December 31, 2011, the senior credit facilities consisted of a revolving credit facility and a term loan.

August 2010 Third Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into the Third Amendment and Restatement of its senior credit facilities that included the following key terms:

•	Maximum borrowings under the revolving credit facility were increased from $60.0 million to $75.0 million and the maturity date was extended to August 2015.

•	The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•	The interest rates on the revolving credit facility and the term loan B were modified.

•	A term loan A facility was established at $75.0 million with a maturity date of August 2015.

•	Certain financial and other covenants were amended and revised.

•	The Company paid $6.3 million in fees and transaction costs in connection with this amendment.

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

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for movement of foreign cash and for making foreign acquisitions.

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

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2011, the Company had the ability to borrow an additional $163.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

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

The amended and restated senior credit facilities contain financial covenants relating to:

•

Minimum fixed charge coverage ratio of 1.15, defined as earnings before interest, taxes, depreciation, amortization, and certain adjustments defined in the credit agreement (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through December 31, 2011, 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter.

The status of financial covenants was as follows:

Financial Covenants	Requirement	December 31, 2011

Minimum fixed charge coverage ratio	1.15	1.53
Maximum leverage ratio	4.25	3.26

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of December 31, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Our senior credit facility debt is incurred by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.

Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There were no changes to these ratings during 2011. As of December 31, 2011, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Stable
General credit rating	BB-/Stable	Ba3/Stable

Debt of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. Certain components of this debt are secured by certain of PBL’s assets. Certain of PBL’s bank obligations include prepayment penalty terms. During 2011, we repaid $7.8 million of PBL’s debt and we intend to retire PBL’s remaining debt, other than its capital leases, during 2012. Therefore, PBL’s bank debt is classified as current as of December 31, 2011 in the Consolidated Balance Sheet.

We intend to fund working capital, capital expenditures, acquisitions, debt service requirements, repayment of PBL’s debt, and obligations under our post-retirement benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operations, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-retirement benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The Fourth Amendment and Restatement of our senior credit facilities include a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates, and we entered into interest rate cap and swap agreements in the fourth quarter of 2011 to meet this requirement. See further discussion of these agreements in Item 7A, Quantitative and Qualitative Disclosures about Market Risk. The weighted average interest rate on all debt was 2.85% as of December 31, 2011 and 5.14% as of December 31, 2010.

Cash and cash equivalents at December 31, 2011 were $62.1 million compared to $80.7 million at December 31, 2010. As of December 31, 2011, $61.7 million of our cash and cash equivalents was held at our foreign locations.

Cash provided by operating activities is summarized in the following table:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Net income	$49,682	$47,200	$22,993
Non-cash items	50,258	27,578	31,088

Subtotal	99,940	74,778	54,081
Changes in assets and liabilities, net	(21,873)	(18,900)	(369)
Discontinued operations, net	(334)	(6,712)	3,469

Net cash provided by operating activities	$77,733	$49,166	$57,181

Non-cash items consist of income from discontinued operations; early extinguishment of debt; depreciation; amortization of intangible assets; stock compensation; other non-cash charges; the excess tax benefit or expense from stock-based compensation; deferred income taxes; changes in uncertain tax positions, and gain or loss on disposal of assets. Net changes in assets and liabilities consist of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2011 net cash provided by operating activities of $77.7 million reflected the following significant items:

•	Net income of $49.7 million for a year-over-year increase from 2010 of $2.5 million, reflecting improved operating results and lower interest expense partially offset by higher income taxes.

•	A charge of $3.9 million for early extinguishment of debt, resulting from our August 2011 refinancing transactions.

•

Depreciation of property, plant, and equipment totaling $23.5 million, an increase of $2.5 million from 2010, reflecting the additional depreciation of our recently acquired businesses as well as an increase in capital expenditures. We expect depreciation expense to increase in the near term due to further planned increases in capital expenditures.

•

Amortization of intangible assets of $11.3 million, an increase of $6.9 million from 2010 due to the acquisitions of KOX, PBL and Woods/TISCO during 2011, and a full year of amortization for SpeeCo, acquired in August 2010.

•	Stock compensation of $4.4 million compared to $3.3 million in 2010.

•

Other non-cash charges of $6.0 million, including acquisition accounting charges related to adjustments to fair value of inventory and property, plant, and equipment totaling $4.3 million, and amortization of deferred financing costs of $1.0 million.

•

An increase in accounts receivable of $12.1 million, reflecting increased sales in the fourth quarter of 2011 compared with the fourth quarter of 2010, including the effect of sales from our 2011 acquisitions.

•	An increase of $6.6 million in accounts payable and accrued expenses, primarily the result of higher accrued taxes and an unrealized loss on derivative instruments.

•	A decrease in other liabilities of $16.4 million, primarily from cash contributions made to our post-retirement benefit plan obligations.

2010 net cash provided by operating activities of $49.2 million reflected the following significant items:

•

Net income of $47.2 million, less the income generated by discontinued operations of $5.8 million, for a year-over-year increase from 2009 of $19.5 million, reflecting improved operating results from continuing operations.

•	A charge of $7.0 million for early extinguishment of debt, resulting from our August 2010 refinancing transactions.

•	Depreciation of property, plant, and equipment totaling $21.0 million, an increase of $1.5 million from 2009, reflecting the addition of SpeeCo for part of the year and increased capital expenditures.

•	Amortization of intangible assets of $4.4 million, an increase of $2.9 million from 2009 due to the acquisition of SpeeCo, partially offset by reduced amortization related to Carlton.

•	Stock compensation expense of $3.3 million compared to $1.6 million in 2009.

•	Other non-cash charges of $3.0 million, including $2.2 million in amortization of deferred financing costs.

•	A benefit from the change in uncertain tax positions of $7.8 million due to the expiration of statutes on open tax years.

•	An increase in inventories of $6.8 million, reflecting increased production levels and anticipated sales growth in the following year.

•	A net decrease of $3.2 million in accounts payable and accrued expenses, primarily the result of the timing of year-end disbursements.

•	A decrease in other liabilities of $11.7 million, primarily from cash contributions made to our post-retirement benefit plan obligations.

•

A net cash outflow for discontinued operations of $6.7 million, representing income taxes paid on the gain from the sale of Gear Products, partially offset by positive cash flow from operating Gear Products up to the date of sale.

2009 net cash provided by operating activities of $57.2 million reflected the following significant items:

•	Net income of $23.0 million, less income from discontinued operations of $1.0 million.

•	Depreciation of property, plant, and equipment totaling $19.5 million.

•	Amortization of intangible assets of $1.5 million related to Carlton.

•	Stock compensation of $1.6 million.

•

Other non-cash charges of $8.2 million including $4.1 million in amortization of deferred financing costs and an asset impairment charge of $2.0 million recognized when we closed our manufacturing plant in Milan, Tennessee.

•	A gain on disposal of assets of $2.5 million, primarily related to the sale of land and a building in Europe.

•	A decrease in inventories of $12.4 million, reflecting reduced production levels and an increase in order intake and product shipments experienced in the latter part of 2009.

•	A net decrease of $6.8 million in accounts payable and accrued expenses, primarily due to a reduced level of accrued expenses at the end of 2009 and the timing of year-end disbursements.

•	A decrease of $5.2 million in other liabilities, primarily related to cash contributions made to our post-retirement benefit plan obligations.

•	A net cash inflow from discontinued operations of $3.5 million, representing positive cash flow from operating Gear Products.

Cash contributions for pension and post-retirement benefit plans were $21.2 million in 2011, $19.9 million in 2010, and $18.0 million in 2009. Funding requirements for post-retirement benefit plans can fluctuate significantly from year to year. See further discussion following under “Critical Accounting Policies and Estimates.” The Company intends to make contributions to our pension plans in 2012 of approximately $16 million to $18 million, including a voluntary contribution to the U.S. pension plan of $10 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets. The obligations under our other post-retirement benefit plans in the U.S. are made on a pay-as-you-go basis and we expect to pay between $2.8 million and $3.2 million in 2012 for these plans. We also make cash contributions to our U.S. 401(k) plan. We contributed $5.4 million in 2011, $5.0 million in 2010, and $4.7 million in 2009 to this plan. We expect to contribute between $6.8 million and $7.3 million to the 401(k) plan in 2012.

Cash used in investing activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Purchases of property, plant, and equipment, net of proceeds from sale of assets	$(39,406)	$(19,843)	$(13,428)
Acquisitions, net of cash acquired	(217,362)	(90,854)	—
Discontinued operations	—	25,176	(575)

Net cash used in investing activities	$(256,768)	$(85,521)	$(14,003)

In 2011 we used $256.8 million of net cash in investing activities. The purchase of KOX, PBL, and Woods/TISCO used $217.4 million in cash, net of cash acquired. In 2010 we used $85.5 million of net cash in investing activities. The purchase of SpeeCo used $90.9 million, net of cash acquired. We also sold Gear Products for $25.2 million in initial proceeds during 2010. In 2009 we used $14.0 million of net cash in investing activities. Discontinued operations used $0.6 million in cash for capital expenditures at Gear Products.

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending has represented replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2011, we invested $40.4 million in property, plant, and equipment, compared to $20.0 million in 2010 and $16.7 million in 2009. The significant increase in 2011 reflects the inclusion of activity at our recently acquired businesses, as well as the launching of a major project to expand capacity in our manufacturing facility in Fuzhou, China. During 2011, we also leased a larger facility in Kansas City, Missouri and began moving from our previous distribution center to this new site.

We expect our purchases of property, plant, and equipment to increase to between $45 million and $50 million during 2012 as we complete and equip this new factory building at our Fuzhou, China site, modernize manufacturing facilities and equipment in various locations, finish equipping our new distribution center in Kansas City, Missouri, and begin a project to construct a new manufacturing facility in Eastern Europe.

We also sold assets for $1.0 million during 2011, including our idle land and building in Milan, Tennessee. In 2009, we sold land and a building in Europe for $3.2 million in proceeds.

Cash provided by financing activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Net borrowings under revolving credit facility	$228,200	$(3,400)	$(27,350)
Proceeds from issuance of term debt	300,000	350,000	—
Repayment of term loan principal	(353,750)	(107,465)	(12,305)
Repayment of PBL debt principal	(7,813)	—	—
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—
Debt issuance costs	(6,509)	(6,267)	(5,311)
Stock-based compensation activity	1,651	3,405	(298)

Net cash provided by financing activities	$161,779	$61,273	$(45,264)

2011 activity included the Fourth Amendment and Restatement of our senior credit facilities and the following significant financing items:

•	Net borrowing under the new revolving credit facility, of $228.2 million.

•	Borrowing $300.0 million under the new term loan facility.

•	Repayment of the previous term loan principal balances outstanding on the initial funding date in the amount of $342.3 million.

•	Repayment of $7.7 million in additional term debt principal payments under the senior credit facilities.

•	Repayment of principal outstanding under the new term loan in the amount of $3.8 million.

•	$6.5 million in debt issuance costs related to the refinancing.

•	Assumption of $13.5 million of PBL’s debt upon the acquisition of that entity and subsequent repayment of $7.8 million of such debt.

•	$1.7 million of net cash provided by stock-based compensation activity, including proceeds from the exercise of stock appreciation rights (“SARs”) and the related tax payments.

2010 activity included the Third Amendment and Restatement of our senior credit facilities and the following significant financing items:

•	Borrowing $350.0 million under two new term loans.

•	Repayment of $107.5 million of principal outstanding on our previous term loan B.

•	Repayment of $175.0 million for the redemption of all of our 8 7/8% senior subordinated notes.

•	$6.3 million in debt issuance costs and costs to redeem our 8 7/8% senior subordinated notes.

•	The net repayment of all outstanding principal under our revolving credit facility.

•	$2.4 million of proceeds from stock-based compensation and $1.0 million in related income taxes.

2009 activity included the following:

•	Repayment of $27.4 million of revolver principal and $12.3 million of term loan principal, utilizing cash generated from operations.

•	$5.3 million spent on 2009 refinancing activities to amend and extend our senior credit facilities.

•	$0.3 million of net cash outflow for taxes on stock-based compensation, net of the related proceeds from exercises by employees.

As of December 31, 2011, our contractual and estimated obligations are as follows:

(Amounts in thousands)	Total	2012	2013-2014	2015-2016	Thereafter

Debt obligations (1)	$530,362	$20,348	$30,376	$479,638	$—
Estimated interest payments (2)	88,109	15,213	32,041	40,855	—
Purchase commitments (3)	1,322	1,322	—	—	—
Operating lease obligations (4)	45,101	6,375	11,614	7,895	19,217
Defined benefit pension obligations (5)	7,017	7,017	—	—	—
Other post-retirement obligations (6)	11,133	2,033	2,736	1,624	4,740
Other long-term liabilities (7)	345	270	75	—	—

Total contractual obligations	$683,389	$52,578	$76,842	$530,012	$23,957

(1)	Scheduled minimum principal payments on debt and minimum required payments under capital leases. Additional voluntary prepayments may also be made from time to time. Additional mandatory principal payments may be required under certain circumstances.
(2)	Estimated future interest payments based on existing debt balances, timing of scheduled minimum principal payments, and estimated variable interest rates.
(3)	Does not include amounts recorded as current liabilities on the balance sheet.
(4)	See also Note 14 to Consolidated Financial Statements.
(5)	Current minimum funding requirements for defined benefit pension plans. These amounts do not include estimated future funding requirements for defined benefit pension plans of approximately $12.0 million in 2012 and each year thereafter. Actual funding requirements may vary significantly from these estimates based on actual return on assets, changes in assumptions, plan modifications, and actuarial gains and losses. See additional discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates.” Additional voluntary funding payments may also be made, and the Company intends to contribute between $16 and $18 million to these plans in 2012.
(6)	Estimated payments for various non-qualified retirement benefits. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See also Note 13 to Consolidated Financial Statements.
(7)	Consulting fees for certain former officers of the Company.

As of December 31, 2011, our recorded liability for uncertain tax positions was $8.2 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.

Off Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise had we engaged in such relationships.

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

Sales Deductions. We record reductions to selling prices as products are shipped. These reductions are based on competitive and market conditions, promotional programs, and specific customer contracts in some instances. Some reductions are determined based on sales volumes or other measurements not yet finalized at the time of shipment. These reductions are estimated and recorded at the time of shipment either through a reduction to the invoice total or the establishment of a reserve or an accrual for settlement at a later date. The amount reserved or accrued may increase or decrease prior to payment due to customer performance and market conditions.

Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review and analysis of customer payments against terms, discussions with customers, and a review of customers’ financial statements and conditions through monitoring services. Based on these reviews and analyses, the allowance is adjusted in the appropriate period whenever the estimated collectability of an account changes. Additional allowances may be required based on future events or as we obtain new information about our customers’ credit and financial situations.

Inventory Reserves. Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of our business units. We adjust for changes in demand by reducing or increasing production levels. We estimate the required inventory reserves for excess or obsolete inventory by assessing inventory turns and market selling prices on a product by product basis. We maintain such reserves until a product is sold or market conditions require a change in the reserves.

Goodwill and Other Indefinite-Lived Intangible Assets. We perform an annual analysis for impairment of goodwill and other intangible assets with indefinite lives at the reporting unit level. We also perform an impairment analysis of goodwill and other indefinite-lived intangible assets whenever circumstances indicate that impairment may have occurred. The impairment tests are performed in a multi-step process, beginning with a review of qualitative factors and business and market conditions to consider whether or not impairment may be indicated. If the possibility of impairment is indicated, further analysis is performed by estimating the fair values of the reporting units using a discounted projected cash flow model. We believe the discounted projected cash flow model is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is generally used when valuing businesses in our industry. However, the projected future cash flows are subject to uncertainty and estimation and actual future cash flows may differ significantly from these projections. For example, many of the factors described in “Risk Factors” could have a material adverse effect on these businesses and their future cash flows. We compare the estimated fair values based on discounted projected cash flows to the carrying values of the reporting units, including goodwill and other intangible assets. The sum of the fair values of the reporting units is reconciled to our current market capitalization plus an estimated control premium. If the carrying amount of any reporting unit’s goodwill and other indefinite-lived intangible assets exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

For the analysis performed for the year ended December 31, 2011, we determined that there were no indications of impairment to any of these assets. However, events or changes in circumstances or business and market conditions may occur in the future that could create underperformance relative to projected future cash flows, which could result in the recognition of future impairments.

Product Liability Costs. We incur expenses in connection with product liability claims as a result of alleged product malfunctions or defects. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, to defend or settle product liability claims for products manufactured during our ownership period for certain discontinued operations. We maintain insurance for a portion of these exposures and record a liability for our estimated obligations. We estimate our product liability obligations on a case by case basis, in addition to a review of product performance trends and consideration of the potential liability for claims incurred but not yet reported or future claims on products we have previously manufactured. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

Environmental Remediation Costs. We incur expenses in connection with compliance with environmental laws and regulations for investigation, monitoring and, in certain circumstances, remediation of environmental contamination at our current and certain of our former operating locations. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for certain environmental claims for any contamination determined to have occurred during our ownership period for certain discontinued operations. In certain limited circumstances, we maintain insurance coverage for a portion of this exposure. We record a liability for our estimated obligations. We estimate our environmental remediation obligations on a situation by situation basis. These estimated obligations may be increased or decreased as more information on specific situations becomes available.

Workers’ Compensation Self-Insurance Costs. We incur expenses in connection with our self-insured program for workers’ compensation costs covering certain of our employees. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for workers’ compensation claims for injuries that occurred during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated obligations. We estimate our workers’ compensation obligations on a case by case basis, in addition to consideration of the potential liability for claims incurred but not yet reported. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

Stock-Based Compensation. We determine the fair value of stock-based compensation awards using the Black-Scholes model. We use the simplified method described in SEC Staff Accounting Bulletin No. 107 for estimated lives of stock options and SARs. Assumptions for the risk-free interest rate, expected volatility, and dividend yield are based on historical information and management estimates.

Post-Retirement Obligations. We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets for those plans that are funded, the discount rate to be used in calculating the applicable benefit obligation, and the anticipated inflation trend in future health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, applicable indices, historical results, changes in regulations, as well as to the requirements of Accounting Standards Codification (“ASC”) 715.

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

The weighted average assumed rate of return on pension plan assets was 7.7% for 2011. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our current target weighting, which is 50% equity securities, 48% debt securities and 2% other for the U.S. plan, and 62% equities and 38% debt securities for the Canadian plan. To validate this assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most likely results. We believe this assumed rate of return is reasonable given the asset composition, long-term historic trends, and current economic and financial market conditions.

A weighted average discount rate assumption of 4.6% was used to determine our plan liabilities at December 31, 2011, consisting of 4.25% for the U.S. plan and 5.50% for the Canadian plan. The difference in discount rates between the two plans is attributable to differences in the relevant bond indices and market conditions between the U.S. and Canada as of December 31, 2011. We believe these discount rates are reasonable given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption, we obtained published indices for such bonds and our assumed discount rate is consistent with these indices. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on hypothetical customized bond portfolios that more closely match the expected cash outflows of our benefit obligations. Our assumed discount rates are consistent with these customized bond portfolio rates of return and with the relevant indices for similar debt securities.

We have assumed that health care costs will increase by 10% in 2012, 9% in 2013, 8% in 2014, 7% in 2015, 6% in 2016, and 5% thereafter. This assumption is based on historical rates of inflation for health care costs and expectations for future increases in health care costs.

Our annual post-retirement expenses can be significantly impacted by changes in these assumptions. For example, a 1% change in the return on assets assumption would change annual pension expense by $1.9 million in 2012. A 1% decrease in the discount rate would increase pension expense by $3.4 million in 2012, and a 1% increase in the discount rate would decrease pension expense by $2.8 million in 2012. A 1% increase in the health care cost trend assumption for 2012 and beyond would increase annual post-retirement medical costs by approximately $0.2 million per year and a 1% decrease in the health care cost trend assumption for 2012 and beyond would decrease annual post-retirement medical costs by approximately $0.2 million a year.

Uncertain Tax Positions. We account for uncertain tax positions in accordance with ASC 740-10, which specifies the accounting treatment for uncertainty in income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many assumptions and judgments regarding our income tax exposures. Interpretations of income tax laws and regulations and guidance surrounding them change over time. Changes in our assumptions and judgments can materially affect amounts recognized in the Consolidated Financial Statements.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2011, we have a deferred tax asset valuation allowance of $0.6 million related to state net operating loss carryforwards.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance on fair value measurements and disclosures which will result in common fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The new guidance will be effective for us on January 1, 2012 and will result in enhanced footnote disclosures, including those related to equity interests issued as consideration for business combinations.

In December 2011, the FASB issued new guidance on offsetting (netting) assets and liabilities. For derivatives and financial assets and liabilities, the new guidance requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The new guidance is effective for us on January 1, 2013 and will result in enhanced footnote disclosures about balance sheet offsetting and related arrangements.

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,” “intent,” “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties, including those set forth in Item 1A, Risk Factors, and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates, rates of return, management’s intentions regarding debt repayments, capital expenditures, and contributions to post-retirement benefit plans, and the anticipated effects of discontinued operations involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and prices for commodities such as steel and energy. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivative financial instruments. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes.

Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and interest rate cap agreements that limit the maximum interest rate we can be charged on variable interest rate debt. During 2010, we redeemed in full our only fixed rate debt, the 8 7/8% senior subordinated notes. As of December 31, 2011, all of our outstanding debt is subject to variable interest rates. At December 31, 2010, no derivative financial instruments were outstanding to hedge interest rate risk on debt. However, the Fourth Amendment and Restatement of our senior credit facility requires that we enter into derivative interest rate contracts to either fix or cap the interest rate on a minimum of 35% of the variable rate term loan principal outstanding. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. This cap is designated as a cash flow hedge and is recorded on the Consolidated Balance Sheets at fair value. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.

The interest rate under our senior credit facility consists of a margin applied to either LIBOR or a defined index rate. As of December 31, 2011, a 100 basis point increase in LIBOR for the duration of one year would have increased interest expense by approximately $4.0 million in 2011. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments.

Foreign Currency Exchange Risk. Under contractual selling arrangements, many of our foreign sales are denominated in U.S. Dollars. However, approximately 18% of our sales and 34% of our operating costs and expenses were transacted in foreign currencies during 2011. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency operating costs and expenses in Canada, Brazil, and China, and local currency sales and expenses in Europe and Japan.

We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”) for contract manufacturing services performed on our behalf. We selectively hedged a portion of the anticipated payment transactions and underlying local currency denominated operating costs with Blount Canada that are subject to foreign exchange exposure, using zero-cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero-cost collar instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method under ASC 815 to determine the hedge effectiveness of our zero-cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates. As of December 31, 2011 and 2010, the total notional amount of such contracts outstanding was $37.5 million and $34.5 million, respectively. During 2011, 2010, and 2009, we recognized gains of $0.8 million, $2.4 million and $0.9 million, respectively, in earnings from these contacts as they matured. We have not recognized any amount in earnings in the years ended December 31, 2011, 2010, or 2009 due to ineffectiveness of these Canadian Dollar hedging instruments.

We may, in the future, decide to manage additional exposures to currency exchange rate fluctuations through derivative products. The table below illustrates the estimated effect on our 2011 operating results of a hypothetical 10% change in major currencies (defined for us as the Euro, Canadian Dollar, Brazilian Real, Chinese RMB, Swiss Franc, and Japanese Yen):

	Effect of 10% Weaker U.S. Dollar – Increase (Decrease)
(Amounts in thousands)	Sales	Cost of Sales	Operating Income
Euro	$9,860	$6,730	$388
Canadian Dollar	1,484	7,186	(6,166)
Brazilian Real	—	3,514	(4,066)
Chinese RMB	379	1,282	(1,045)
Swiss Franc	—	1,364	(1,364)
Japanese Yen	1,413	131	1,083

Commodity Price Risk. We secure raw materials through purchasing functions at each of our manufacturing locations and, more recently, through a centrally administered supply chain organization. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price, and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not hedged against the price volatility of any raw materials by using any derivative instruments during 2011, 2010, or 2009.

Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing, where our costs rose in 2009, decreased in the first half of 2010, then rose again in the second half of 2010, and rose further during 2011. We purchased approximately $86.6 million of steel in 2011, which was our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $8.7 million effect on pre-tax income in 2011. We utilize multiple suppliers to purchase steel. We estimate the impact to cost of sales in the Consolidated Statements of Income from changes in our cost of purchased steel was an increase of $1.0 million from 2008 to 2009, a decrease of $3.8 million from 2009 to 2010, and an increase of $3.8 million from 2010 to 2011. Some selling prices to our customers have been increased, in part to offset the increase in steel commodity costs. In addition to steel raw material, we also purchase component parts and subassemblies that are made with steel, and prices for these items are also subject to steel price volatility risk. We source many of our lawn and garden products, and our farm, ranch, and agriculture products, from Asia, in certain cases through brokers, and we anticipate expanding this practice in the future. We attempt to mitigate sourcing issues by securing multiple suppliers for products whenever practical.

Fluctuations in the cost of fuel used in transportation can affect the cost of freight we pay both for the acquisition of raw materials and for delivery of our products to our customers. In recent years, we have incurred energy surcharges from our freight vendors. We have on occasion passed a portion of these costs to our customers but a portion of these costs have also reduced our gross profit. Our total freight cost in 2011 was $34.7 million and a hypothetical 10% change in freight costs would have had an estimated $3.5 million effect on pre-tax income in 2011. We also use electricity and natural gas in the manufacture of our products and are subject to fluctuations in such utility costs. To date we have not undertaken any hedging activities against these energy-related exposures.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Management excluded the internal controls over financial reporting of KOX, PBL, and Woods/TISCO, which were acquired by the Company during 2011, from its assessment of the Company’s internal control over financial reporting as of December 31, 2011. The acquired businesses represented approximately 36% of the Company’s total assets as of December 31, 2011 and approximately 12% of its consolidated net revenues for the year then ended.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited the Consolidated Financial Statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report which appears herein.

/s/ Joshua L. Collins	/s/ Calvin E. Jenness
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.:

In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Blount International Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Controls over Financial Reporting, management has excluded its KOX, PBL, and Woods/TISCO operations from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations during 2011. We have also excluded KOX, PBL, and Woods/TISCO from our audit of internal control over financial reporting. These entities are wholly-owned subsidiaries whose total assets and total net revenues represent approximately 36% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon March 13, 2012

CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2011	2010	2009

Sales	$831,630	$611,480	$487,366
Cost of sales	575,821	407,454	321,885

Gross profit	255,809	204,026	165,481
Selling, general, and administrative expenses	157,856	118,471	106,769
Gain on sale of land and building	—	—	(2,701)
Plant closure and severance costs	—	—	6,887

Operating income	97,953	85,555	54,526
Interest income	171	119	206
Interest expense	(18,721)	(25,636)	(24,707)
Other income (expense), net	(4,453)	(7,427)	241

Income from continuing operations before income taxes	74,950	52,611	30,266
Provision for income taxes	25,268	11,209	8,321

Income from continuing operations	49,682	41,402	21,945

Discontinued operations:
Income from discontinued operations before income taxes	—	12,972	1,667
Provision for income taxes	—	7,174	619

Income from discontinued operations	—	5,798	1,048

Net income	$49,682	$47,200	$22,993

Basic income per share:
Continuing operations	$1.02	$0.86	$0.46
Discontinued operations	—	0.13	0.02

Net income	$1.02	$0.99	$0.48

Diluted income per share:
Continuing operations	$1.01	$0.85	$0.46
Discontinued operations	—	0.12	0.02

Net income	$1.01	$0.97	$0.48

Weighted average shares used in per share calculations:
Basic	48,701	47,917	47,758
Diluted	49,434	48,508	48,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009

Net income	$49,682	$47,200	$22,993

Other comprehensive income (loss), before tax:

Unrealized gains (losses):
Unrealized holding gains (losses)	(1,819)	837	4,882
Gains reclassified to net income	(644)	(2,353)	(902)

Unrealized gains (losses)	(2,463)	(1,516)	3,980

Foreign currency translation adjustment	(2,984)	309	646

Pension liability adjustment:
Net gain (loss)	(49,349)	(9,351)	9,173
Amortization of net loss	5,137	4,562	5,852
Amortization of prior service cost	(6)	(6)	(6)

Pension liability adjustment	(44,218)	(4,795)	15,019

Other comprehensive income (loss), before tax	(49,665)	(6,002)	19,645

Income tax (provision) benefit recognized on other comprehensive items	16,249	1,253	(7,141)

Other comprehensive income (loss), net of tax	(33,416)	(4,749)	12,504

Comprehensive income	$16,266	$42,451	$35,497

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$62,118	$80,708
Accounts receivable, net	133,965	79,223
Inventories	151,494	100,445
Deferred income taxes	15,293	9,462
Other current assets	21,618	19,064

Total current assets	384,488	288,902
Property, plant, and equipment, net	155,872	108,348
Deferred income taxes	589	1,439
Intangible assets	158,085	57,573
Goodwill	164,299	103,700
Assets held for sale	—	900
Other assets	21,239	20,025

Total Assets	$884,572	$580,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$20,348	$10,250
Accounts payable	52,884	35,032
Accrued expenses	72,991	55,626
Deferred income taxes	1,255	447

Total current liabilities	147,478	101,355
Long-term debt, excluding current maturities	510,014	339,750
Deferred income taxes	42,820	11,404
Employee benefit obligations	96,974	64,556
Other liabilities	17,821	21,424

Total liabilities	815,107	538,489

Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,814,912 and 48,236,247 outstanding, respectively	488	482
Capital in excess of par value of stock	598,689	587,894
Accumulated deficit	(459,673)	(509,355)
Accumulated other comprehensive loss	(70,039)	(36,623)

Total stockholders’ equity	69,465	42,398

Total Liabilities and Stockholders’ Equity	$884,572	$580,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$49,682	$47,200	$22,993
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(5,798)	(1,048)
Early extinguishment of debt	3,871	7,010	—
Depreciation	23,482	20,971	19,450
Amortization of intangible assets	11,315	4,382	1,493
Stock compensation	4,441	3,290	1,582
Other non-cash charges	6,036	3,030	8,248
Excess tax (benefit) expense from stock-based compensation	(877)	(1,340)	73
Deferred income taxes	2,331	2,658	2,145
Change in uncertain tax positions	(1,240)	(7,827)	1,668
(Gain) loss on disposal of assets	899	1,202	(2,523)
Changes in assets and liabilities, excluding acquisitions:
(Increase) decrease in accounts receivable	(12,057)	1,048	649
(Increase) decrease in inventories	2,188	(6,788)	12,442
(Increase) decrease in other assets	(2,228)	1,741	(1,517)
Increase (decrease) in accounts payable	58	(6,883)	2,734
Increase (decrease) in accrued expenses	6,571	3,708	(9,493)
Increase (decrease) in other liabilities	(16,405)	(11,726)	(5,184)
Discontinued operations	(334)	(6,712)	3,469

Net cash provided by operating activities	77,733	49,166	57,181

Cash flows from investing activities:
Purchases of property, plant, and equipment	(40,373)	(20,002)	(16,718)
Proceeds from sale of assets	967	159	3,290
Acquisitions, net of cash acquired	(217,362)	(90,854)	—
Discontinued operations	—	25,176	(575)

Net cash used in investing activities	(256,768)	(85,521)	(14,003)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	228,200	(3,400)	(27,350)
Proceeds from issuance of term debt	300,000	350,000	—
Repayment of term loan principal	(353,750)	(107,465)	(12,305)
Repayment of PBL debt principal	(7,813)	—	—
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—
Debt issuance costs	(6,509)	(6,267)	(5,311)
Excess tax benefit (expense) from stock-based compensation	877	1,340	(73)
Proceeds from stock-based compensation activity	1,041	2,398	283
Taxes paid under stock-based compensation activity	(267)	(333)	(508)

Net cash provided by (used in) financing activities	161,779	61,273	(45,264)

Effect of exchange rate changes	(1,334)	720	(1,119)

Net increase (decrease) in cash and cash equivalents	(18,590)	25,638	(3,205)
Cash and cash equivalents at beginning of year	80,708	55,070	58,275

Cash and cash equivalents at end of year	$62,118	$80,708	$55,070

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2008	47,614	$476	$579,930	$(579,548)	$(44,378)	$(43,520)

Net income				22,993		22,993
Foreign currency translation adjustment					646	646
Unrealized gains					2,519	2,519
Pension liability adjustment					9,339	9,339
Stock options, stock appreciation rights, and restricted stock	145	2	(301)			(299)
Stock compensation expense			1,582			1,582

Balance December 31, 2009	47,759	478	581,211	(556,555)	(31,874)	(6,740)

Net income				47,200		47,200
Foreign currency translation adjustment					309	309
Unrealized losses					(963)	(963)
Pension liability adjustment					(4,095)	(4,095)
Stock options, stock appreciation rights, and restricted stock	477	4	3,393			3,397
Stock compensation expense			3,290			3,290

Balance December 31, 2010	48,236	482	587,894	(509,355)	(36,623)	42,398

Net income				49,682		49,682
Foreign currency translation adjustment					(2,984)	(2,984)
Unrealized losses					(1,554)	(1,554)
Pension liability adjustment					(28,878)	(28,878)
Acquisition of KOX	310	3	4,706			4,709
Stock options, stock appreciation rights, and restricted stock	269	3	1,648			1,651
Stock compensation expense			4,441			4,441

Balance December 31, 2011	48,815	$488	$598,689	$(459,673)	$(70,039)	$69,465

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. The Company is a global manufacturer and marketer of equipment, accessories, and replacement parts sold to consumers and professionals in select end-markets, including the forestry, lawn and garden, farm, ranch, agriculture, and construction sectors. The Company manufactures and markets branded products, serving professional loggers, arborists, construction workers, homeowners, equipment dealers, landscapers, farmers, rural land owners, and OEMs. The Company’s manufactured products include products such as cutting chain, guide bars, and sprockets for chain saw use, lawnmower and edger blades, grass and crop cutting equipment, electric and gas-powered log splitters, riding lawnmowers, tractor attachments, and concrete cutting and finishing equipment. The Company maintains manufacturing facilities in the U.S., Brazil, Canada, China, France, and Mexico. We also market and distribute other products and accessories closely aligned with the products that we manufacture, including cutting line and spools for line trimmers, safety equipment and clothing, small engine replacement parts, small tractor linkage parts and attachments, and other accessories used in the forestry, lawn and garden, farm, ranch, agriculture, and construction markets. Many of the products we manufacture are sold to OEMs for use on new chain saws and landscaping equipment, or for private branding purposes, using the OEMs’ brands. See additional information about our business in Item 1, Business, included elsewhere in this report.

Basis of Presentation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the U.S. All significant intercompany balances and transactions have been eliminated.

Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. Dollars, monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate, while other assets (principally property, plant, and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as “other comprehensive income (loss)” in stockholders’ equity. Foreign currency transaction gains and losses from settling transactions denominated in currencies other than the U.S. Dollar are recognized in the Consolidated Statements of Income when realized.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles recognized in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the components of equity, and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses recognized during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liability reserves and related expenses, other legal proceedings, employee benefit plans, income taxes and deferred tax assets and liabilities, discontinued operations and contingencies. It is reasonably possible that actual results could differ materially from these estimates and assumptions and significant changes to estimates could occur in the near term.

Cash and Cash Equivalents. The Company considers cash equivalents to be all highly liquid temporary cash investments with maturities of 90 days or less at the date of investment that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates.

Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that are not collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. It is reasonably possible that actual collection experience may differ significantly from management’s estimate.

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

Property, Plant, and Equipment. Property, plant, and equipment is stated at cost and is depreciated on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows:

Asset Category	Useful Life
Buildings and building improvements	10 to 45 years
Machinery and equipment	3 to 10 years
Furniture, fixtures, and office equipment	3 to 10 years
Transportation equipment	3 to 15 years

Gains or losses on disposal are reflected in income. Property, plant, and equipment under capital lease is capitalized, with the related obligations stated at the principal portion of future lease payments. Interest cost incurred during the period of construction of plant and equipment is capitalized. Capitalized interest was $0.2 million in 2011, $0.1 million in 2010, and $0.3 million in 2009.

Goodwill and Other Intangible Assets with Indefinite Useful Lives. The Company accounts for goodwill and other intangible assets with indefinite useful lives under ASC 350. Under the provisions of ASC 350, the Company evaluates annually, or whenever circumstances indicate, whether or not there are any qualitative indications of potential impairment of these assets. If there is indication of potential impairment, the Company performs a quantitative analysis. The quantitative analysis of impairment is performed by estimating the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The sum of the fair values of the reporting units is reconciled to the Company’s current market capitalization, plus an estimated control premium. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit’s fair value were the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could cause underperformance relative to projected future cash flows that would create future impairments. No impairments have been recognized in 2011, 2010 or 2009 for goodwill or other intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. No impairment charges were recognized in 2011. The Company recognized impairment charges of $0.3 million in 2010, related to property, plant, and equipment that was taken out of service. During 2009, the Company recognized an impairment charge of $2.0 million for the closure of our former manufacturing facility in Milan, Tennessee.

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

Income Taxes. In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The American Jobs Creation Act of 2004 includes a deduction of up to 9 percent of “qualified production activities income,” as defined in the law and subject to certain limitations. The benefit of this deduction is accounted for as a special deduction when realized in accordance with ASC 740-10, Section 55. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.

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

Warranty. The Company offers certain product warranties with the sale of its products. An estimate of warranty costs is recognized at the time the related revenue is recognized and the warranty obligation is recorded as a charge to cost of sales and as a liability on the balance sheet. Warranty cost is estimated using historical customer claims, supplier performance, and new product performance.

Derivative Financial Instruments. The Company accounts for derivative financial instruments in accordance with ASC 815. The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and commodity prices. The Company’s risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate, and commodity price exposures. The policy specifies that derivatives are not to be used for speculative or trading purposes. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2011, derivatives consisted of foreign currency hedge instruments, interest rate swap agreements, and an interest rate cap agreement. As of December 31, 2010, derivatives consisted of foreign currency hedge instruments. Changes in the fair value of non-hedging derivative instruments are reported in current earnings.

Changes in the fair value of hedging derivative instruments are recognized in other comprehensive income (loss) until the instrument is settled, at which time the gain or loss is recognized in current earnings. See further information in Note 20.

Revenue Recognition. Revenue is recognized when persuasive evidence that a sales arrangement exists, title and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collectability is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company’s sales transactions. There are a small number of shipments with FOB destination or similar shipping terms, for which revenue is not recognized until delivery has occurred.

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

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are accrued over the period the revenues are recognized. Advertising costs were $12.8 million, $7.3 million, and $3.4 million for 2011, 2010, and 2009, respectively.

Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials, overhead, and outside services. These costs were $19.6 million, $14.8 million, and $16.9 million for 2011, 2010, and 2009, respectively.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income, net cash flows, or net stockholders’ equity.

NOTE 2: ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC section 805. Accordingly, an acquisition’s assets and liabilities are recorded at their estimated fair values on the date of acquisition. The Company estimates the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimates the fair value of inventory by considering the estimated costs to complete the manufacturing, assembly, and selling processes, and the normal gross profit margin typically associated with its sale. The Company estimates the fair value of identifiable intangible assets based on discounted projected cash flows or estimated royalty avoidance costs. The Company estimates the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce.

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

2011 Acquisition of Woods/TISCO

On September 7, 2011, we acquired Woods/TISCO, with operations primarily in the Midwestern U.S., a manufacturer and marketer of equipment and replacement parts primarily for the agriculture end market. The acquisition of Woods/TISCO:

•	Increases distribution for our FRAG segment, particularly in the agricultural dealer channel.

•	Expands our FRAG product line offerings of tractor attachments and aftermarket replacement parts.

•	Provides opportunities to leverage our manufacturing and product development expertise and global distribution and supply chain network, particularly in the area of product sourcing.

•	Enhances our U.S. manufacturing and distribution capabilities through the addition of three manufacturing and five distribution facilities.

The purchase price was $190.5 million in cash, consisting of $185.0 million in negotiated enterprise value and a $5.5 million working capital adjustment. Woods/TISCO had $0.2 million of cash on the acquisition date, resulting in a net cash outflow of $190.3 million. We assumed none of Woods/TISCO’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $2.0 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during 2011. The acquisition was funded from cash on hand and borrowing under the Company’s revolving credit facility.

Woods/TISCO’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended August 31, 2011
Sales	$164,810
Operating income	17,870
Depreciation and amortization	2,549

Woods/TISCO’s operating income for the twelve months ended August 31, 2011 includes expenses of $0.7 million related to Woods/TISCO’s former chief executive officer, $0.5 million in management fees charged by Woods/TISCO’s former owner, $0.4 million in expenses attributed to Woods/TISCO’s efforts to sell its business, $0.3 million in costs associated with the closure of a facility, and $0.3 million in fees associated with Woods/TISCO’s September 2010 refinancing transaction.

2011 Acquisition of PBL

On August 5, 2011, we acquired PBL, a manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increases our manufacturing capacity for lawnmower blades, increases our market share for lawnmower blades in Europe, and provides an entrance into the agricultural parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico.

The purchase price consisted of $14.2 million in cash and the assumption of $13.5 million of PBL’s debt. PBL had $1.3 million of cash on the acquisition date, resulting in a net cash outflow of $13.0 million. In addition, we incurred legal and other third party fees totaling $0.9 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statement of Income during 2011. The cash portion of the acquisition was funded from available cash on hand at Blount B.V.

PBL’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended July 31, 2011
Sales	$33,162
Operating income	1,804
Depreciation and amortization	2,857

2011 Acquisition of KOX

On March 1, 2011, we acquired KOX, a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. The acquisition of KOX increased our distribution capabilities and expanded our geographic presence in Europe. KOX has been a customer of Blount for over 30 years and purchased approximately $9.2 million of forestry replacement parts from Blount in 2010.

The total purchase price was $23.9 million. The purchase price consisted of $19.2 million in cash and 309,834 shares of our common stock valued at $4.7 million based on the closing price of our stock on the acquisition date. KOX had $5.1 million of cash on the acquisition date, resulting in a net cash outflow of $14.1 million. We assumed none of KOX’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.2 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during 2010 and 2011. The cash portion of the acquisition was funded from available cash on hand at Blount B.V. The common stock shares issued in the purchase are subject to certain restrictions under terms of the related stock purchase agreement.

KOX pre-acquisition operating results for calendar year 2010 are summarized below.

(Amounts in thousands)	Year Ended December 31, 2010
Sales	$34,889
Operating income	3,266
Depreciation	128

2011 Establishment of Blount B.V.

On January 19, 2011, we acquired a dormant shelf company registered in the Netherlands and changed the name to Blount Netherlands B.V. The acquisition price was $21 thousand, net of cash acquired, plus the assumption of certain liabilities. This acquisition, along with the formation of an additional holding entity named BI Holdings C.V., a limited partnership registered with the Dutch Trade Register with a Bermuda office address and parent of Blount B.V., increases our flexibility to make international acquisitions. Direct ownership of certain of our foreign subsidiaries was transferred from our wholly-owned subsidiary, Blount, Inc., to Blount B.V. through a series of transactions executed in February 2011. We recognized $13 thousand of goodwill on the acquisition of the shelf company in the Netherlands.

2010 Acquisition of SpeeCo

On August 10, 2010, we acquired SpeeCo, located in Golden, Colorado, a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expanded our product offerings and broadened our customer base. The acquisition of SpeeCo also created opportunities for synergies in the areas of marketing, sales, assembly operations, distribution, and back office consolidation of support functions. We also believe there are opportunities to sell some of SpeeCo’s products into our FLAG distribution network domestically and internationally. The opportunities for synergies were further enhanced when we acquired PBL and Woods/TISCO during 2011. We also are benefiting from SpeeCo by leveraging its experience in low-cost sourcing of materials and components.

The purchase price was $91.7 million in cash, consisting of $90.0 million in negotiated enterprise value and a $1.7 million working capital adjustment. SpeeCo had $0.8 million of cash on the acquisition date, resulting in a net cash outflow of $90.9 million. We assumed none of SpeeCo’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.0 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statement of Income in 2010. The acquisition was financed with a combination of cash on hand and borrowing under the Company’s revolving credit facility.

SpeeCo’s pre-acquisition operating results for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended July 31, 2010
Sales	$77,077
Operating income	8,174
Depreciation and amortization	4,469

SpeeCo’s operating income for the twelve months ended July 31, 2010 includes $0.4 million in management fees charged by SpeeCo’s former owner.

Purchase Price Allocations

We allocated the purchase price for each acquisition to the following assets and liabilities based on their estimated fair values.

(Amounts in thousands)	Woods/ TISCO	PBL	KOX	SpeeCo
Cash	$230	$1,275	$5,126	$816
Accounts receivable	34,784	5,109	3,365	7,525
Inventories	38,512	11,552	8,879	18,868
Current intangible assets subject to amortization	—	157	—	401
Current deferred tax assets	3,754	—	—	657
Other current assets	3,057	1,162	268	625
Property, plant, and equipment	19,259	13,041	383	1,812
Non-current deferred tax assets	1,943	378	—	—
Non-current intangible assets subject to amortization	52,400	5,612	4,594	43,214
Non-current intangible assets not subject to amortization	44,330	470	5,241	5,968
Goodwill	55,174	2,086	3,709	42,794
Other non-current assets	3,474	—	—	—

Total assets acquired	256,917	40,842	31,565	122,680

Current liabilities	19,319	11,065	4,793	13,762
Long-term debt	—	13,304	—	—
Non-current deferred income tax liability	41,876	609	2,836	17,142
Other non-current liabilities	5,220	1,620	—	106

Total liabilities assumed	66,415	26,598	7,629	31,010

Acquisition price	$190,502	$14,244	$23,936	$91,670

Goodwill deductible for income tax purposes	$9,255	$—	$—	$6,998

The operating results of acquisitions are included in the Consolidated Statements of Income from the acquisition dates forward. These results, excluding the post-acquisition allocation of the cost of certain shared services and corporate support functions, are summarized in the following tables.

	$000,000	$000,000	$000,000	$000,000
	Twelve Months Ended December 31, 2011
(Amounts in thousands)	Woods/ TISCO	PBL	KOX	SpeeCo
Incremental net sales	$55,464	$9,679	$21,639	$88,093
Incremental income (loss) before income taxes	1,326	(2,727)	(2,864)	5,622
Acquisition accounting effects	4,913	1,734	2,152	5,555

	$000,000	$000,000	$000,000	$000,000
	Twelve Months Ended December 31, 2010
(Amounts in thousands)	Woods/ TISCO	PBL	KOX	SpeeCo
Incremental net sales	$—	$—	$—	$34,200
Incremental income before income taxes	—	—	—	2,097
Acquisition accounting effects	—	—	—	3,368

Acquisition accounting effects included in the tables above represent non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects do not include transaction costs associated with the acquisitions.

The following table summarizes the acquisition accounting effects charged or expected to be charged to cost of sales for the years indicated:

	Year Ending December 31,
(Amounts in thousands)	2011	2012	2013	2014	2015
Woods/TISCO	$4,913	$6,922	$8,354	$7,241	$6,502
PBL	1,734	1,998	410	104	74
KOX	2,152	1,074	724	468	322
SpeeCo	5,555	4,671	4,141	3,908	3,615
Prior acquisitions	1,525	1,298	1,152	988	816

Total acquisition accounting effects	$15,879	$15,963	$14,781	$12,709	$11,329

The following unaudited pro forma results present the estimated effect as if the acquisition of SpeeCo had occurred on January 1, 2009, and as if the acquisitions of KOX, PBL, and Woods/TISCO had occurred on January 1, 2010. The unaudited pro forma results include the historical results of each acquired business, pro forma elimination of sales from Blount to each acquired business, if any, pro forma acquisition accounting effects, pro forma interest expense effects of additional borrowings to fund each transaction, pro forma interest effects from reduced cash and cash equivalents following use of cash to fund each transaction, and the related pro forma income tax effects.

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Amounts in thousands, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$831,630	$975,455	$611,480	$863,014	$487,366	$558,657

Net income	49,682	58,192	47,200	47,487	22,993	22,772

Basic income per share	$1.02	$1.19	$0.99	$1.00	$0.48	$0.48

Diluted income per share	$1.01	$1.18	$0.97	$0.98	$0.48	$0.48

NOTE 3: 2009 RESTRUCTURING ACTIVITIES

Gain on Sale of Land and Building in Belgium. On June 25, 2009, we sold the land and building formerly occupied by our European headquarters and distribution center. These operations have been moved to new, nearby leased facilities. We recognized a pre-tax gain of $2.7 million on the sale.

Plant Closure and Severance Costs. During the second quarter of 2009, we closed our manufacturing facility in Milan, Tennessee. Products previously manufactured in that facility are now produced in our other manufacturing facilities. During 2009, we recognized a total of $3.8 million in charges related to the closure of this manufacturing plant, consisting of $2.0 million in asset impairment charges, $1.0 million in employee severance and benefit costs, and $0.8 million in other expenses. Of these charges, $0.3 million is included in cost of goods sold within the FLAG segment and $3.5 million is included in plant closure and severance costs in the 2009 Consolidated Statements of Income. The land and building were included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2010 and were sold in the fourth quarter of 2011. We also took actions during 2009 to reduce the number of employees at certain of our other locations and recognized and paid a total of $3.4 million in severance charges related to this reduction in force.

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable are shown net of the following balances:

	December 31,
(Amounts in thousands)	2011	2010
Allowance for doubtful accounts	$3,142	$1,490

NOTE 5: INVENTORIES

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2011	2010
Raw materials and supplies	$25,000	$16,529
Work in progress	16,006	14,986
Finished goods	110,488	68,930

Total inventories	$151,494	$100,445

KOX, PBL, and Woods/TISCO accounted for $50.0 million of the balance in inventories at December 31, 2011.

NOTE 6: PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	December 31,
(Amounts in thousands)	2011	2010
Land	$9,641	$7,202
Buildings and improvements	65,139	56,061
Machinery and equipment	239,882	212,919
Furniture, fixtures, and office equipment	33,342	29,817
Transportation equipment	1,105	931
Construction or equipment acquisitions in progress	30,568	8,743
Accumulated depreciation	(223,805)	(207,325)

Total property, plant, and equipment, net	$155,872	$108,348

KOX, PBL, and Woods/TISCO accounted for $30.7 million of the balance in property, plant, and equipment, net at December 31, 2011.

NOTE 7: DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding loan. See also Note 10. During the year ended December 31, 2011, the following activity occurred:

	Year Ended December 31,
(Amounts in thousands)	2011	2010
Beginning balance	$4,088	$7,077
Financing costs deferred	4,006	2,793
Write off due to early extinguishment of debt	(1,368)	(3,511)
Write off due to pre-payment of principal	—	(25)
Amortization	(1,010)	(2,246)

Ending balance	$5,716	$4,088

Scheduled amortization, assuming no further cost deferrals or prepayments of principal, is as follows:

(Amounts in thousands)	Estimated Annual Amortization
2012	$1,225
2013	1,225
2014	1,225
2015	1,225
2016	816

Total scheduled amortization	$5,716

NOTE 8: INTANGIBLE ASSETS

The following table summarizes intangible assets:

		December 31, 2011		December 31, 2010
	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$164,299	$—	$103,700	$—
Trademarks and trade names	Indefinite	61,176	—	11,469	—

Total with indefinite lives		225,475	—	115,169	—

Covenants not to compete	2 - 4	1,112	843	1,112	595
Patents	11 - 13	5,320	1,121	5,320	687
Manufacturing technology	1 - 2	2,516	1,124	—	—
Customer relationships, including backlog	10 - 19	107,234	16,170	47,731	6,777

Total with finite lives		116,182	19,258	54,163	8,059

Total intangible assets		$341,657	$19,258	$169,332	$8,059

The following table summarizes changes in goodwill:

	Year Ended December 31,
(Amounts in thousands)	2011	2010
Beginning balance	$103,700	$66,071
Current period acquisitions	60,982	42,794
Current period dispositions	—	(5,165)
Effect of changes in foreign currency translation rates	(383)	—

Ending balance	$164,299	$103,700

Amortization expense for intangible assets included in the Consolidated Statements of Income was as follows:

	December 31,
(Amounts in thousands)	2011	2010	2009

Amortization expense	$11,315	$4,382	$1,493

Amortization expense for these intangible assets is expected to total $15.2 million in 2012, $14.2 million in 2013, $12.0 million in 2014, $10.5 million in 2015, and $9.1 in 2016.

Through December 31, 2011, no impairment of these assets has been recognized. A total of $38.3 million of goodwill is deductible for tax purposes, and is being amortized on the U.S. tax return. The accumulated tax amortization on this deductible goodwill was $21.9 million and $18.6 million at December 31, 2011 and 2010, respectively.

NOTE 9: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(Amounts in thousands)	2011	2010
Salaries, wages, and related withholdings	$29,275	$27,133
Employee benefits	8,425	5,460
Advertising	6,814	5,260
Accrued customer incentive programs	6,020	4,802
Accrued taxes	5,758	2,758
Product liability reserves	4,841	4,016
Accrued professional services fees	2,088	1,308
Unrealized loss on derivative instruments	1,813	—
Product warranty reserve	1,539	616
Accrued interest	1,340	536
Other	5,078	3,737

Total accrued expenses	$72,991	$55,626

NOTE 10: DEBT

Long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2011	2010
Revolving credit facility borrowings	$228,200	$—
Term loans	296,250	350,000
Debt of PBL	5,912	—

Total debt	530,362	350,000
Less current maturities	(20,348)	(10,250)

Long-term debt, net of current maturities	$510,014	$339,750

Weighted average interest rate at end of period	2.85%	5.14%

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2012	$20,348
2013	15,188
2014	15,188
2015	15,188
2016	464,450

Total debt	$530,362

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions, including an amendment and restatement on August 9, 2010, an amendment on January 28, 2011, and an amendment and restatement on June 13, 2011. As of December 31, 2011, the senior credit facilities consisted of a revolving credit facility and a term loan.

August 2010 Third Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into the Third Amendment and Restatement of its senior credit facilities that included the following key terms:

•	Maximum borrowings under the revolving credit facility were increased from $60.0 million to $75.0 million and the maturity date was extended to August 2015.

•	The term loan B facility was increased to $275.0 million and the maturity date was extended to August 2016.

•	The interest rates on the revolving credit facility and the term loan B were modified.

•	A term loan A facility was established at $75.0 million with a maturity date of August 2015.

•	Certain financial and other covenants were amended and revised.

•	The Company paid $6.3 million in fees and transaction costs in connection with this amendment.

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

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2011, the Company had the ability to borrow an additional $163.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

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

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of December 31, 2011. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Our senior credit facility debt is incurred by our wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.

Debt of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. Certain components of this debt are secured by certain of PBL’s assets. Certain of PBL’s bank obligations include prepayment penalty terms. During 2011, we repaid $7.8 million of PBL’s debt and we intend to retire PBL’s remaining debt, other than its capital leases, during 2012. Therefore, PBL’s bank debt is classified as current as of December 31, 2011 in the Consolidated Balance Sheet.

NOTE 11: INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Current
Federal	$16,249	$7,828	$2,343
State	1,116	1,973	186
Foreign	5,572	4,521	4,266
Deferred
Federal	155	2,846	2,257
State	751	447	89
Foreign	1,425	768	(201)

Provision for income taxes	$25,268	$18,383	$8,940

The provision is reported as follows:
Continuing operations	$25,268	$11,209	$8,321
Discontinued operations	—	7,174	619

Provision for income taxes	$25,268	$18,383	$8,940

The Company also recorded the following deferred tax amounts directly to the components of stockholders’ equity:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Pension liability adjustment	$15,340	$700	$(5,680)
Change in unrealized losses (gains)	(2,180)	261	(1,000)
Stock options exercised	877	1,340	(73)

Income from continuing operations before income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Income before income taxes:
Domestic	$50,357	$27,521	$2,383
Foreign	24,593	25,090	27,883

Total	$74,950	$52,611	$30,266

A reconciliation of the provision (benefit) for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes was as follows:

	% of income (loss) before tax
	2011	2010	2009
U.S. Federal statutory tax rate	35.0%	35.0%	34.0%
Impact of earnings of foreign operations	(2.2)	(6.6)	(17.9)
Repatriation of foreign earnings	0.3	1.7	2.6
Federal and state research tax credits	(0.2)	(1.7)	(1.2)
State income taxes, net of federal tax benefit	2.2	0.9	0.2
Permanent differences	(0.4)	(1.4)	2.3
Change in deferred taxes due to expired foreign tax credits	2.3	3.3	—
Change in uncertain tax positions	(4.6)	(12.4)	5.5
Acquisition transaction costs	1.9	0.6	—
Other	1.7	2.0	1.9

Effective income tax rate before valuation allowance	36.0	21.4	27.4
Valuation allowance	(2.3)	(0.1)	0.1

Effective income tax rate after valuation allowance	33.7%	21.3%	27.5%

The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate. For example, our subsidiary in China is currently taxed at a reduced tax rate during the phase-out period of our previous tax holiday. Under this tax holiday program, our tax rate was 12.5% for 2009, 2010, and 2011, and will revert to the full statutory rate of 25% beginning in 2012. Also, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from year to year. Movements in currency exchange rates can generate tax deductible foreign currency losses and taxable foreign currency gains at our foreign subsidiaries that are not recognized for book purposes, thus impacting the effective tax rate reported on our book income. Different allocations in the proportional taxable income among jurisdictions from year to year can also affect the impact of state income taxes. Changes in estimated tax contingencies can also significantly impact our effective tax rate from year to year.

The components of deferred income taxes applicable to temporary differences at December 31, 2011 and 2010 are as follows:

	December 31,
(Amounts in thousands)	2011	2010
Deferred tax assets:
Employee benefits and compensation	$37,119	$25,421
Other accrued expenses	13,177	10,120
Net operating loss, capital loss, and credit carryforwards	741	2,593
Foreign	2,358	3,928

Gross deferred tax assets	53,395	42,062
Less valuation allowance	(603)	(2,314)

Deferred tax assets net of valuation allowance	52,792	39,748

Deferred tax liabilities:
Property, plant, and equipment asset basis differences	(15,252)	(10,572)
Intangible asset basis differences	(60,497)	(25,609)
Foreign	(5,236)	(4,517)

Total deferred tax liabilities	(80,985)	(40,698)

Net deferred tax liability	$(28,193)	$(950)

We currently have no federal Net Operating Loss (“NOL”) carryforward. We estimate our state NOL carryforwards are $17.7 million as of December 31, 2011. These carryforwards expire at various dates from 2012 through 2024. Additionally, the Company’s foreign tax credit carryforward of approximately $1.7 million expired unused in 2011, and it was written off along with its related valuation allowance for no net effect. The state NOL and other carryforwards are available to reduce cash taxes on future domestic taxable income, although a portion of the state NOL carryforwards are reduced by a valuation allowance reflecting the expectation that the carryforward period will expire before they can all be fully utilized.

The periods from 2008 through 2010 remain open and the U.S. income tax returns for these years are currently under examination by the IRS. In 2009, the Company entered into a Bilateral Advance Pricing Agreement (“BAPA”) with the Canada Revenue Agency (“CRA”) and the IRS. This BAPA brings relative certainty with respect to transfer pricing between the Company’s U.S. and Canada subsidiaries for the years 2002 through 2011, and the Company is currently working with the CRA and IRS to extend the agreement through 2016.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings indefinitely. As of December 31, 2011, undistributed earnings of international subsidiaries were approximately $199.2 million. Repatriation of foreign earnings in 2011, 2010, and 2009 pertained to current earnings of one foreign subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Balance at beginning of period	$11,905	$29,754	$28,590
Increase (decrease) for tax positions taken during a prior period	1,485	(1,458)	91
Increase for tax positions taken during the current period	2,125	—	1,073
Settlements	—	(766)	—
Statute of limitations expirations	(9,061)	(15,625)	—

Balance at end of period	$6,454	$11,905	$29,754

These unrecognized tax benefits are included in other liabilities on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company had recorded $1.8 million and $2.2 million of accrued interest and penalties related to uncertain tax positions, respectively. During the years ended December 31, 2011 and 2010, the Company recognized net income tax benefits of $0.4 million and $1.9 million, respectively, for interest and penalties related to uncertain tax positions. During the year ended December 31, 2009, the Company recognized a net income tax expense of $0.9 million for interest and penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $6.5 million as of December 31, 2011 and $11.9 million as of December 31, 2010. Based on current information, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations. However, the ultimate resolution of the Company’s global tax uncertainties could differ significantly from management’s expectations.

Based on the potential outcome of these uncertainties or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, excluding changes to valuation allowances, are estimated to range between zero and $0.9 million.

NOTE 12: RETIREMENT PLANS

Funded Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees in the U.S. The U.S. plan was frozen effective January 1, 2007. The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2011 and 2010 were as follows:

	Pension Benefits
(Amounts in thousands)	2011	2010
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(198,180)	$(182,040)
Service cost	(3,578)	(2,525)
Interest cost	(10,935)	(10,600)
Actuarial losses	(32,255)	(15,251)
Benefits and plan expenses paid	12,541	12,236
Projected benefit obligation assumed in acquisitions	(482)	—

Projected benefit obligations at end of year	(232,889)	(198,180)

Change in plan assets:
Fair value of plan assets at beginning of year	179,570	155,711
Actual return on plan assets	5,703	20,101
Company contributions	17,790	15,994
Benefits and plan expenses paid	(12,541)	(12,236)

Fair value of plan assets at end of year	190,522	179,570

Net funded status at end of year	$(42,367)	$(18,610)

Amounts recognized on the Consolidated Balance Sheets:

Non-current assets	$—	$1,450
Non-current liabilities	(42,367)	(20,060)

The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2011 and 2010 totaled $216.7 million and $184.5 million, respectively.

The fair value of plan assets was as follows:

	December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$639	$639	$—	$—
Guaranteed insurance contracts	2,803	—	2,803	—
U.S. large cap equity securities	45,008	—	45,008	—
U.S. small/mid cap equity securities	4,116	—	4,116	—
International equity securities	41,399	—	41,399	—
Emerging markets equity securities	3,559	—	3,559	—
U.S. debt securities	64,001	—	64,001	—
International debt securities	23,482	—	23,482	—
Hedge funds	5,515	—	—	5,515

Total fair value of plan assets	$190,522	$639	$184,368	$5,515

	December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$282	$282	$—	$—
Guaranteed insurance contracts	2,287	—	2,287	—
U.S. large cap equity securities	44,257	—	44,257	—
U.S. small/mid cap equity securities	4,169	—	4,169	—
International equity securities	41,492	—	41,492	—
Emerging markets equity securities	3,638	—	3,638	—
U.S. debt securities	54,487	—	54,487	—
International debt securities	23,627	—	23,627	—
Hedge funds	5,331	—	—	5,331

Total fair value of plan assets	$179,570	$282	$173,957	$5,331

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

There were no significant transfers between assets in Level 1 and Level 2, except for amounts moved from Level 2 to money market mutual funds for the purpose of making cash disbursements for plan expenses and benefit payments. The Level 1 and Level 2 plan assets above may generally be redeemed with 5 or fewer days’ notice. The Level 3 plan assets above may be redeemed with a minimum of 30 days’ notice and after certain other conditions are met.

The change in fair value of Level 3 plan assets for the year ended December 31, 2011 was as follows:

(Amounts in thousands)	2011

Fair value at beginning of year	$5,331
Actual return on assets:
Relating to assets still held at end of year	184
Relating to assets sold during the year	—
Purchases, sales, and settlements	—
Transfers in/out of Level 3	—

Fair value at end of year	$5,515

The projected benefit payments for these plans over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Benefit Payments
2012	$8,387
2013	8,738
2014	9,229
2015	9,725
2016	10,220
2017 - 2021	60,213

Total estimated benefit payments over next ten years	$106,512

The Company annually contributes the required minimum amounts required by pension funding regulations. From time to time, the Company also makes additional voluntary contributions to these plans in order to increase the funding levels and reduce the amount of required future contributions, as well as to reduce the amount of expense recognized for these plans. The Company expects to contribute approximately $16 million to $18 million to its funded pension plans in 2012, including $10 million of voluntary contribution to the U.S. defined benefit pension plan.

Unfunded Supplemental Non-Qualified Retirement Plans

The Company sponsors various supplemental non-qualified retirement plans covering certain employees and former employees in the U.S. These plans were frozen effective January 1, 2007, and employees who were participants in these non-qualified plans on that date ceased accruing additional benefits. New employees are not eligible to participate in these plans. All retirement benefits accrued up to the time of the freeze were preserved.

The changes in benefit obligations and funded status of these non-qualified plans for the years ended December 31, 2011 and 2010 were as follows:

	Unfunded Retirement Plans
(Amounts in thousands)	2011	2010
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(5,700)	$(5,733)
Service cost	—	—
Interest cost	(302)	(319)
Actuarial losses	(746)	(231)
Benefits and plan expenses paid	583	583

Projected benefit obligations at end of year	(6,165)	(5,700)

Net unfunded status at end of year	$(6,165)	$(5,700)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(558)	$(556)
Non-current liabilities	(5,607)	(5,144)

Net liability recognized on the Consolidated Balance Sheets	$(6,165)	$(5,700)

The Company accounts for its retirement plans in accordance with ASC 715. The net obligation for the Company’s retirement plans is included in accrued expenses and employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for funded and unfunded pension benefits follow:

	Pension Benefits Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$3,577	$2,524	$2,268
Interest cost	11,238	10,920	10,725
Expected return on plan assets	(13,976)	(12,258)	(10,178)
Amortization of actuarial losses	4,294	3,702	5,055
Amortization of prior service cost	(6)	(6)	(6)

Total net periodic benefit cost recognized in income statement	$5,127	$4,882	$7,864

Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$37,491	$3,936	$(14,305)
Prior service cost	6	6	6

Total recognized in accumulated other comprehensive loss	$37,497	$3,942	$(14,299)

Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	5.6%	6.1%	6.2%
Discount rate used to determine year end benefit obligations	4.6%	5.6%	6.0%
Expected return on assets used to determine net periodic benefit cost	7.7%	7.9%	8.2%
Rate of compensation increase	3.0%	3.0%	3.5%

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2012 are actuarial losses of $7.7 million and prior service costs of $6 thousand.

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

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. For the U.S. retirement plan the allocation of pension plan assets as of December 31, 2011 and 2010 and target allocation as of December 31, 2011 are as follows:

	Percentage of Plan Assets
	Actual Allocation December 31,		2011 Target Allocation
	2011	2010
Money market mutual funds	0.5%	0.2%	2.0%
U.S. large cap equity securities	26.8%	28.7%	26.2%
U.S. small/mid cap equity securities	3.1%	3.4%	3.0%
International equity securities	13.6%	14.9%	14.3%
Emerging markets equity securities	1.4%	1.6%	1.5%
U.S. debt securities	48.4%	44.8%	46.0%
International debt securities	2.0%	2.0%	2.0%
Hedge funds	4.2%	4.4%	5.0%

For the Canadian retirement plan the allocation of pension plan assets as of December 31, 2011 and 2010 and target allocation as of December 31, 2011 are as follows:

	Percentage of Plan Assets
	Actual Allocation December 31,		2011 Target Allocation
	2011	2010
U.S. large cap equity securities	17.2%	16.8%	17.0%
International equity securities	42.3%	42.0%	42.0%
Emerging markets equity securities	3.0%	3.1%	3.0%
International debt securities	37.5%	38.1%	38.0%

Defined Contribution Plan

The Company also sponsors a 401(k) plan covering substantially all U.S. employees and matches a portion of employee contributions as well as making an additional contribution to all employees based on years of service and regardless of whether or not the employee contributes to the plan.

Total expenses recognized for the 401(k) Plan are as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Expense	$6,052	$5,466	$5,166

NOTE 13: OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors two unfunded post-retirement medical programs covering many of its current and former employees in the U.S. and one post-retirement death benefit plan covering a limited number of former employees.

The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2011 and 2010, were as follows:

	Other Post-Retirement Benefits
(Amounts in thousands)	2011	2010
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(38,126)	$(37,854)
Service cost	(261)	(270)
Interest cost	(1,972)	(2,095)
Participant contributions	(1,878)	(1,890)
Actuarial losses, net	(8,083)	(1,273)
Benefits and plan expenses paid	4,655	5,256

Projected benefit obligations at end of year	$(45,665)	$(38,126)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	2,777	3,366
Participant contributions	1,878	1,890
Benefits and plan expenses paid	(4,655)	(5,256)

Fair value of plan assets at end of year	—	—

Net unfunded status at end of year	$(45,665)	$(38,126)

	Other Post-Retirement Benefits
(Amounts in thousands)	2011	2010
Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(2,713)	$(2,801)
Non-current liabilities	(42,952)	(35,325)

Net liability recognized on the Consolidated Balance Sheets	$(45,665)	$(38,126)

The projected benefit payments for these plans, net of the estimated Medicare Part D subsidy expected to be received by the Company over the next ten years, are estimated as follows:

(Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2012	$3,029	$257	$2,772
2013	3,092	276	2,816
2014	3,153	293	2,860
2015	3,177	309	2,868
2016	3,190	317	2,873
2017 - 2021	15,644	1,646	13,998

Total estimated benefit payments over next ten years	$31,285	$3,098	$28,187

The Company expects to meet funding requirements for its unfunded post-retirement medical and other benefit plans on a pay-as-you-go basis during 2012.

The Company accounts for post-retirement medical plans in accordance with ASC 712. The obligation for the other post-retirement benefit plans is reported in employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other post-retirement benefits were as follows:

	Other Post-Retirement Benefits Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$261	$270	$266
Interest cost	1,972	2,095	2,021
Amortization of actuarial losses	871	849	765

Total net periodic benefit cost recognized in income statement	$3,104	$3,214	$3,052

Amount recognized in accumulated other comprehensive loss:
Actuarial losses (gains)	$7,212	$424	$(663)

Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	5.5%	5.8%	5.8%
Discount rate used to determine year end benefit obligations	4.3%	5.5%	5.8%

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2012 is $1.8 million in actuarial losses.

The Company annually evaluates and selects the discount rates to be used in accounting for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 9% in 2009, 10% in 2010, and 9% in 2011. As of December 31, 2011, the annual rate of increase in cost of health care benefits is assumed to be 10% in 2012, declining by 1% per year until 5% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2011:

(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$257	$(212)
Effect on other post-retirement benefit obligations	5,329	(4,382)

NOTE 14: COMMITMENTS

The Company leases office space and equipment under operating leases expiring in one to 17 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011, are as follows:

(Amounts in thousands)	Future Minimum Operating Lease Commitments
2012	$6,375
2013	6,114
2014	5,500
2015	4,134
2016	3,761
2017 - beyond	19,217

Total commitment	$45,101

Rentals charged to costs and expenses for continuing operations under cancelable and non-cancelable lease arrangements were as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Rental charges	$5,101	$3,573	$2,155

As of December 31, 2011 the Company did not have any material capital leases. See also Note 10.

Guarantees and other commercial commitments include the following:

(Amounts in thousands)	December 31, 2011
Product warranty reserves	$1,539
Letters of credit outstanding	6,488
Other financial guarantees	3,470

Total	$11,497

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See also Note 10.

Changes in the warranty reserve were as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Balance at beginning of period	$616	$125	$136
Warranty reserve of acquired businesses	785	421	—
Warranty reserve related to discontinued operations	—	(40)	—
Accrued warranty expense	631	1,495	735
Payments made (in cash or in-kind)	(493)	(1,385)	(746)

Balance at end of period	$1,539	$616	$125

The warranty reserve related to our discontinued operations, Gear Products, was assumed by the buyer under the terms of the stock purchase agreement. See also Note 21.

Other guarantees and claims arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability, and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity. See also Note 15.

NOTE 15: CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation, and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2011 and December 31, 2010, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

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

The current on-site monitoring program is being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. During 2007 and 2008, WDOE requested that the participating PLPs conduct further study and prepare a new “scope of work.” It is likely that such new scope of work, once proposed by the participating PLPs and approved by WDOE, will result in additional work and costs in the future. The Company may or may not be required to contribute to the cost of this new or any subsequent studies or remediation, if any. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the years ended December 31, 2011, 2010, and 2009 in connection with the remediation efforts at the Site.

In March 2010, the Company received an offer from Region 9 of the Environmental Protection Agency of the U.S. (the “EPA”) to resolve its potential liability regarding the Operating Industries, Inc. Superfund Site in Monterey Park, California, involving a subsidiary of the former Omark Industries, Inc., which merged with the Company in 1985. The Company submitted its consent to enter into an administrative settlement agreement for the Company’s pro rata share of the site’s clean-up costs as a de minimis participant. Accordingly, the Company recognized a charge of $0.1 million in the first quarter of 2010 in settlement of this matter. In February 2011, the Company received notice from the EPA that the de minimis settlement agreement has been accepted by a sufficient number of parties and payment of $0.1 million was made to the EPA on March 1, 2011. In May 2011 the EPA notified the Company that the administrative order embodying the settlement was in full effect with respect to the Company.

With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that in 1989 contamination of soil and groundwater by trichloroethylene (“TCE”) and other volatile organic compounds (“VOCs”) was discovered at Carlton’s facility located in Milwaukie, Oregon (the “Carlton Site”) in connection with the removal of two underground storage tanks. On November 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997, and 2000, pursuant to which the Company continues to investigate, remediate, and monitor the contamination under the supervision of the DEQ. The Company recognized an initial reserve of $3.4 million at the time of its acquisition of Carlton representing the estimated costs to remediate this site. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows. In addition, beginning October 2010 and continuing through November 2011, the Company received insurance proceeds to reimburse certain of the expenditures for this remediation effort. The Company does not expect to receive additional insurance proceeds in this matter.

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

NOTE 16: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Year Ended December 31,
(Shares in thousands)	2011	2010	2009
Actual weighted average common shares outstanding-used for basic per share computation	48,701	47,917	47,758
Dilutive effect of common stock equivalents	733	591	516

Shares for diluted income per share computation	49,434	48,508	48,274

Common stock equivalents excluded from computation as anti-dilutive	381	961	1,696

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	124	121	126
Effect of allocation of undistributed earnings to participating securities under the two class method – basic earnings per share	$—	$(0.01)	$—
Effect of allocation of undistributed earnings to participating securities under the two class method – diluted earnings per share	$(0.01)	$—	$—

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

NOTE 17: STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718. All share-based compensation to employees, directors, and others who perform services for the Company is valued at estimated fair value on the date of grant and expensed over the applicable service period.

On April 25, 2006, the Company’s stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for a variety of stock-based award instruments and terms. Stock awards generally vest over a three year period and stock options and stock appreciation rights (“SARS”) generally carry a ten year expiration term. The maximum number of shares that may be awarded under the 2006 Plan was initially set at 4,236,919, of which 736,919 represented shares that remained unused under the Company’s previous plans that were transferred to the 2006 Plan. The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000.

The fair values of options and stock-settled SARs were estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2009, 2010, and 2011 was derived from the “simplified” method. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate. The Company generally applies an estimated average forfeiture rate on its broad-based stock awards granted to a diverse population of employees, which reduces the expense recognized. A zero percent forfeiture rate assumption was applied on the two stock grants made in 2009 to two new executive officers, as the Company estimates that such grants will not result in any forfeitures. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the life of the stock awards.

The following assumptions were used to estimate fair value of stock options and SARs:

	Year Ended December 31,
	2011	2010	2009
Estimated average lives	6 years	6 years	6 years
Risk-free interest rate	2.4%	2.8%	2.7%
Expected volatility	48.4%-49.5%	49.7%	44.5%-44.9%
Weighted average volatility	47.5%	49.7%	44.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$ 7.36	$ 5.94	$ 4.26
Estimated forfeiture rate	5.5%	5.0%	0.0%

A summary of stock option and stock-settled SARs activity is presented in the following tables:

	Year Ended December 31, 2011
	Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding options and SARs at beginning of period	3,601	$11.02
SARs granted	479	15.10
Options exercised	(220)	4.72
SARs exercised	(90)	12.96
Options forfeited or expired	(18)	14.92
SARs forfeited or expired	(68)	14.49

Outstanding options and SARs at end of period	3,684	11.79	5.8	$12,230

Outstanding options at end of period	1,748	9.56	4.8	9,538
Outstanding SARs at end of period	1,936	13.81	6.6	2,692

Options exercisable at end of period	1,465	9.64	4.3	8,026
SARs exercisable at end of period	958	14.26	4.9	1,046

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Intrinsic value of options exercised	$2,655	$3,512	$418
Estimated fair value of options and SARs that vested	3,747	2,890	1,815
Stock-based compensation cost recognized in income	4,441	3,290	1,582
Total tax benefit related to share-based compensation recognized	1,560	1,016	441
Total amount of cash received from options exercised	1,041	2,398	283
Tax (expense) benefit realized from options exercised	877	1,340	(73)
Cash used to settle equity instruments	—	—	—

As of December 31, 2011, the total compensation cost related to awards not yet recognized was $6.7 million. The weighted average period over which this expense is expected to be recognized is two years. The Company’s policy upon the exercise of options or SARs has been to issue new shares into the market place.

Under certain conditions, some of the stock options, SARs, restricted stock, and RSUs granted by the Company before 2009 were eligible for continued vesting upon a qualified retirement of the employee. ASC Section 718 requires that the fair value of such stock-based compensation should be expensed based on an accelerated service period, or immediately, rather than ratably over the vesting period stated in the grant, for employees who are eligible for a qualified retirement prior to the completion of the vesting period. The net effect of applying accelerated expense recognition for those employees who were eligible for retirement on the grant date, or became eligible for retirement within the vesting period, was an increase of $0.4 million during the year ended December 31, 2011, a decrease of $0.4 million during the year ended December 31, 2010, and a decrease of $1.2 million during the year ended December 31, 2009.

Restricted Stock Awards. The following activity occurred in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
RSUs awarded	112	119	—
Total fair value of RSUs awarded	$1,695	$1,413	$—
Total expense recognized for RSUs	920	639	465

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with ASC 718. Tax attributes are determined under the tax law ordering method.

NOTE 18: SEGMENT INFORMATION

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end user market segments we serve. Following the acquisition of Woods/TISCO in 2011, the Company reorganized its business into two operating segments. Segment disclosures in all periods presented have been restated on a comparable basis. The FLAG segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment currently includes the operations of the Company that have historically served the FLAG markets, as well as Carlton, KOX, and a portion of the PBL business.

The Company’s FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our FRAG customers through our sales and distribution network. The FRAG segment currently includes the operations of SpeeCo, Woods/TISCO, and a portion of the PBL business.

The Company also operates a concrete cutting and finishing equipment business that represented 2.9% of 2011 consolidated sales and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction equipment market.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions including accounting, banking, our continuous improvement program, credit management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury and other functions. We also include the gain on sale of land and building and plant closure and severance costs recognized in 2009 within this Corporate and Other category, because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

We evaluate our segment operating performance before income taxes, and do not consider it meaningful to allocate tax by segment. Estimations and judgments relevant to the determination of tax expenses, assets, and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way that we organize, manage, and report our business operations. For example, the same legal entity or location may include activity related to our FLAG, FRAG, or concrete cutting and finishing businesses in a particular country.

Financial information about our segments is presented in the following tables.

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Sales:
Forestry, lawn, and garden sales to external customers	$659,883	$554,053	$467,845
Forestry, lawn, and garden intersegment sales	751	1,040	762
Farm, ranch, and agriculture sales to external customers	147,475	34,200	—
Farm, ranch, and agriculture intersegment sales	50	—	—
Corporate and other	24,272	23,227	19,521
Elimination of intersegment sales	(801)	(1,040)	(762)

Total sales	$831,630	$611,480	$487,366

Operating income (expense):
Forestry, lawn, and garden	$115,597	$104,113	$74,792
Farm, ranch, and agriculture	4,474	1,671	—
Corporate and other	(22,118)	(20,229)	(20,266)

Total operating income	$97,953	$85,555	$54,526

Depreciation and amortization:
Forestry, lawn, and garden	$24,424	$21,898	$20,631
Farm, ranch, and agriculture	10,024	3,135	—
Corporate and other	1,359	2,567	4,225

Total depreciation and amortization	$35,807	$27,600	$24,856

Capital expenditures:
Forestry, lawn, and garden	$38,767	$19,693	$16,492
Farm, ranch, and agriculture	1,600	83	—
Corporate and other	6	226	226

Total capital expenditures	$40,373	$20,002	$16,718

Sales by geographic region:
United States	$308,593	$194,416	$151,233
European Union	229,103	166,960	147,868
China	45,134	38,967	23,821
Brazil	33,242	29,402	22,372
Canada	25,285	18,853	15,580
Russian Federation	23,375	23,669	14,352
All others, individually insignificant	166,898	139,213	112,140

Total sales	$831,630	$611,480	$487,366

The geographic sales information is by country of destination. One customer, Husqvarna AB, accounted for approximately 10% of sales in 2011, 12% of sales in 2010, and 13% of sales in 2009. While we expect this business relationship to continue in the future, the loss of this customer could significantly affect our operations. No other single customer represented more than 7% of sales in any of the preceding three years.

	December 31,
(Amounts in thousands)	2011	2010
Assets:
Forestry, lawn, and garden	$472,881	$510,639
Farm, ranch, and agriculture	370,422	21,136
Corporate and other	41,269	49,089

Total assets from continuing operations	884,572	580,864
Discontinued operations	—	23

Total assets	$884,572	$580,887

Goodwill:
Forestry, lawn, and garden	$66,319	$60,906
Farm, ranch, and agriculture	97,967	42,794
Corporate and other	13	—

Total goodwill	$164,299	$103,700

Property, plant, and equipment, net:
United States	$86,677	$61,360
China	22,706	15,210
Canada	18,572	18,634
European Union	14,461	2,846
Brazil	12,837	9,851
All other	619	447

Total property, plant, and equipment, net	$155,872	$108,348

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

NOTE 19: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Interest paid	$16,961	$30,007	$20,800
Income taxes paid, net	24,827	14,858	11,895

On August 5, 2011 we assumed $13.5 million in debt of PBL.

NOTE 20: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The fair value of the senior credit facility principal outstanding is determined by reference to prices of recent transactions whereby buyers and sellers exchange their interest in portions of these loans. Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value, as determined by reference to quoted terms for similar instruments.

The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments. The estimated fair values of the senior credit facility loans at December 31, 2011 and December 31, 2010 are presented below. See also Note 10.

	2011		2010
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior credit facility debt	$524,450	$521,828	$350,000	$352,188

The Company has manufacturing and/or distribution operations in Brazil, Canada, China, Europe, Japan, Mexico, Russia, and the U.S. The Company sells to customers in these locations and other countries throughout the world. At December 31, 2011, approximately 52% of accounts receivable were from customers outside the U.S. One customer accounted for 4.8% and 12.2% at December 31, 2011 and 2010, respectively, of the total accounts receivable balance. No other customer accounted for more than 3% of accounts receivable at December 31, 2011 or 2010. Accounts receivable are principally from dealers, distributors, mass merchants, chain saw manufacturers, and other OEMs. The majority of accounts receivable are not collateralized.

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company’s practice has been to occasionally use foreign currency and interest rate swap agreements to manage exposure to foreign currency and interest rate changes on certain cash held in foreign locations. The objective is to minimize earnings volatility resulting from conversion and the re-measurement of foreign currency cash balances to U.S. Dollars. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are reported in current earnings as a component of interest income and resulted in income of $0.1 million in 2010, and a loss of $0.1 million in 2009. There was no such effect in 2011.

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

The Company manages a portion of Canadian Dollar exchange rate exposures with derivative financial instruments. These derivatives are zero-cost collar option combinations consisting of a purchased call option to buy Canadian Dollars and a written put option to sell Canadian Dollars. Each pair of contracts constituting a collar has the same maturity date in a monthly ladder extending out 12 months. Each month, the Company intends to extend the ladder one more month, on a rolling basis, so that a 12 month rolling hedge is maintained. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into cost of goods sold when the contracts mature and the Company settles the hedged payment to Blount Canada. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

As of December 31, 2011, the cumulative unrealized pre-tax loss on these contracts included in other comprehensive loss on the Consolidated Balance Sheet was $0.5 million. As of December 31, 2010, the cumulative unrealized pre-tax gain on these contracts included in other comprehensive gain on the Consolidated Balance Sheet was $0.6 million. Amounts recognized in cost of sales in the Consolidated Statements of Income at the maturity of the related Canadian Dollar derivative financial instruments were as follows.

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009

Gain on Canadian Dollar derivative financial instruments	$788	$2,353	$902

Gains and losses on these Canadian Dollar derivative financial instruments are offset in cost of sales by the effects of currency exchange rate changes on the underlying transactions. Through December 31, 2011, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these Canadian Dollar contracts outstanding was $37.5 million at December 31, 2011 and $34.5 million at December 31, 2010.

Derivative Financial Instruments and Interest Rates. In the first quarter of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our then-outstanding term loans A and B that capped the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. During the third quarter of 2011, following the Fourth Amendment and Restatement of our senor credit facilities, we terminated these interest rate cap contracts with a charge to expense of $0.1 million. The Fourth Amendment and Restatement of our senior credit facilities includes a similar requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. This cap is designated as a cash flow hedge and is recorded on the Consolidated Balance Sheets at fair value. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.

The fair values of derivatives held by the Company were:

(Amounts in thousands)	Carrying Value of Assets (Liabilities) on Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets Inputs Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2011:
Interest rate hedge agreements	$(1,303)	$(1,303)	$—	$(1,303)	$—
Foreign currency hedge instruments	(505)	(505)	—	(505)	—

December 31, 2010:
Foreign currency hedge instruments	$636	$636	$—	$636	$—

See Note 12 for a description of the framework for measuring fair value and Levels 1, 2, and 3.

Derivative contracts outstanding at December 31, 2011 and 2010 were measured at fair value using models or other market-accepted valuation methodologies derived from observable market data. These quoted prices are primarily industry-standard models that consider various inputs, including currency rates, market interest rates, time value, and volatility factors, as well as other relevant economic measures.

In accordance with ASC 820, the Company includes nonperformance risk in calculating fair value adjustments. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2011 and 2010.

NOTE 21: DISCONTINUED OPERATIONS

On September 30, 2010, we sold our indirect wholly-owned subsidiary Gear Products to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for net cash proceeds of $24.8 million. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in income tax expense we recognized on the sale. Gear Products results up to the date of the sale are reported as discontinued operations for all periods presented, and are summarized below:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009

Sales	$—	$12,297	$15,060

Operating income	$—	$1,031	$1,667
Gain on sale of subsidiary	—	11,941	—

Income before income taxes	—	12,972	1,667
Income tax provision	—	7,174	619

Income from discontinued operations	$—	$5,798	$1,048

NOTE 22: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued new guidance on the financial statement presentation of comprehensive income, which eliminates the option of presenting other comprehensive income as a component of the Statement of Changes in Stockholders’ Equity. The new guidance requires that all non-owner changes to comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred some aspects of the June 2011 guidance that relate to the presentation of reclassification adjustments. We elected to adopt this new guidance early and implemented it for the reporting period September 30, 2011 under the two-statement approach.

In September 2011, the FASB issued accounting guidance on the testing of goodwill for impairment. The guidance allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We elected to adopt this new guidance early and implemented it in 2011.

SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2011 and 2010.

2011 results were as follows:

(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2011
(Amounts may not sum due to rounding)
Sales	$180,874	$201,337	$212,904	$236,515	$831,630
Gross profit	60,048	64,188	65,560	66,013	255,809
Net income	15,622	13,752	10,805	9,502	49,682
Net income per share:
Basic	$0.32	$0.28	$0.22	$0.19	$1.02
Diluted	0.31	0.28	0.22	0.19	1.01

2010 results were as follows:

(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2010
(Amounts may not sum due to rounding)
Sales	$133,129	$144,788	$162,581	$170,982	$611,480
Gross profit	49,090	51,102	50,407	53,427	204,026
Net income	8,783	10,443	15,613	12,362	47,200
Net income per share:
Basic	$0.18	$0.22	$0.33	$0.26	$0.99
Diluted	0.18	0.22	0.32	0.25	0.97

Results in all four quarters of 2011 reflect the acquisition of KOX in March. Results for the third and fourth quarters of 2011 also include the acquisitions of PBL and Woods/TISCO. Acquisition accounting effects included in the above quarterly results totaled $2.1 million in the first quarter, $2.6 million in the second quarter, $4.2 million in the third quarter, and $6.7 million in the fourth quarter of 2011. In addition, net income in the third quarter of 2011 reflects a pretax charge of $3.9 million for the early extinguishment of debt.

Net income in the third quarter of 2010 includes a charge of $7.0 million related to the early extinguishment of debt. In addition, the results for the third and fourth quarters of 2010 reflect the acquisition of SpeeCo on August 10, 2010. Accordingly, SpeeCo’s results are included for the third and fourth quarters, including acquisition accounting effects of $1.6 million and $1.8 million respectively. The third quarter of 2010 also reflects the $5.3 million after tax gain on the sale of Gear Products on September 30, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the “Election of Directors” and “Executive Officers” sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the “Compensation of Directors”, Compensation Discussion and Analysis”, “Executive Compensation”, and “Employment Contracts” sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the “Principal Stockholders” and “Equity Compensation Plan Information” sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the “Election of Directors”, “The Board and Its Committees”, “Audit Committee Disclosure”, “Audit Committee Report”, and “Certain Transactions and Other Matters” sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the “Ratify the Appointment of Independent Registered Public Accounting Firm” section of our Proxy Statement for the 2012 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

*4(b) Fourth Amended and Restated Credit Agreement, dated as of June 13, 2011, by and among Blount Inc., a Delaware corporation, Omark Properties, Inc., an Oregon corporation, Windsor Forestry Tools LLC, the other Credit Parties signatory thereto; General Electric Capital Corporation, in its capacity as Agent for the Lenders; and the other Lenders party thereto filed as Exhibit 10.1 to the Quarterly Report of Blount International, Inc. on Form 10-Q for the period ended June 30, 2011 (Commission File No. 001-11549).

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

*10(c) Blount International, Inc. 2011 Executive Management Annual Incentive Plan, effective as of January 1, 2011, filed as Appendix A to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held May 26, 2011 (Commission File No. 001-11549).

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

*10(g) Blount International, Inc. 2006 Equity Incentive Plan, effective as of February 15, 2006, filed as Exhibit B to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549), and the Amendment to the Blount International, Inc. 2006 Equity Incentive Plan dated February 23, 2007, filed as Exhibit 10.2 to the Registration Statement on Form S-8 file by Blount International, Inc., which became effective on March 7, 2008 (Reg. No. 333-149584).

**10(h) Employment Agreement by and between Blount International, Inc. and Andrew W. York dated as of February 13, 2012.

*10(i) Employment Agreement by and between Blount International, Inc. and Joshua L. Collins dated September 28, 2009, filed as Exhibit 10.1 to Form 8-K filed by Blount International, Inc. on October 1, 2009 (Commission File No. 001-11549).

*10(j) Amended and Restated Employment Agreement by and between Blount International, Inc. and Richard H. Irving, III, dated as of January 1, 2011 filed as Exhibit 10(j) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(k) Consulting Agreement by and between Blount International, Inc. and Russell L. German, dated as of July 2, 2010 filed as Exhibit 10(k) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(l) Amended and Restated Employment Agreement by and between Blount International, Inc. and Calvin E. Jenness dated as of December 30, 2010 filed as Exhibit 10(l) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(m) Amended and Restated Employment Agreement by and between Blount International, Inc. and Kenneth Owen Saito dated as of December 30, 2010 filed as Exhibit 10(m) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(n) Amended and Restated Employment Agreement by and between Blount International, Inc. and James Lee VanderZanden dated as of December 30, 2010 filed as Exhibit 10(n) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. File No. 001-11549).

*10(o) Amended and Restated Employment Agreement by and between Blount International, Inc. and Cyrille Benoit Michel dated as of December 30, 2010 filed as Exhibit 10(o) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(p) Employment Agreement by and between Blount International, Inc. and David A. Willmott dated December 14, 2009, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-11549).

*10(q) Stock Purchase Agreement by and between Blount, Inc. and SpeeCo Companies L.L.C. dated as of August 9, 2010, filed as Exhibit 2.1 to Form 8-K filed by Blount International, Inc. on August 11, 2010 (Commission File No. 001-11549).

*10(r) Stock Purchase Agreement by and among Tulsa Winch, Inc., Blount, Inc. and Dover Industrial Products, Inc. dated as of September 30, 2010, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 001-11549).

*10(s) Agreement and Plan of Merger dated as of August 15, 2011, by and among SP Companies, Inc., Grenade LLC, Blount, Inc., and GenWoods HoldCo, LLC, filed as Exhibit 99.4 to Form 8-K/A filed by Blount International, Inc. on November 7, 2011 (Commission File No. 001-11549).

*14 Code of Ethics for Covered Officers as approved by Audit Committee on February 2, 2004, filed as Exhibit 14 to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2003 (Commission File No. 001-11549).

**21 A list of the significant subsidiaries of Blount International, Inc.

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

***101.INS XBRL Instance Document

***101.SCH XBRL Taxonomy Extension Schema Document

***101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB XBRL Taxonomy Extension Label Linkbase Document

***101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Filed electronically herewith. Copies of such exhibits may be obtained upon written request from:

Blount International, Inc.

P.O. Box 22127

Portland, Oregon 97269-2127

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

BLOUNT INTERNATIONAL, INC.
Registrant

Dated: March 13, 2012

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

Dated: March 13, 2012

/s/ Robert E. Beasley, Jr.	/s/ Ronald Cami
Robert E. Beasley, Jr.	Ronald Cami
Director	Director

/s/ Andrew C. Clarke	/s/ Joshua L. Collins
Andrew C. Clarke	Joshua L. Collins
Director	Chairman and Chief Executive Officer Director

/s/ Thomas J. Fruechtel	/s/ E. Daniel James
Thomas J. Fruechtel	E. Daniel James
Director	Director

/s/ Harold E. Layman
Harold E. Layman
Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions (Dispositions), Net	(Deductions) Recoveries	Balance at End of Period

Year Ended December 31, 2011:
Allowance for doubtful accounts receivable	$1,490	$608	$1,097	$(53)	$3,142

Valuation allowance for deferred tax assets	2,314	(1,711)	—	—	603

Year Ended December 31, 2010:
Allowance for doubtful accounts receivable	3,339	120	169	(2,138)	1,490

Valuation allowance for deferred tax assets	2,366	(52)	—	—	2,314

Year Ended December 31, 2009:
Allowance for doubtful accounts receivable	3,800	1,052	—	(1,513)	3,339

Valuation allowance for deferred tax assets	2,348	18	—	—	2,366

The graph below matches the cumulative 5-year total return of holders of Blount International, Inc.’s common stock with the cumulative total returns of the NYSE Composite index, and two customized peer groups of companies that includes the old peer group of eight companies, which are Actuant, AGCO Corp., Briggs & Stratton Corp., Husqvarna AB, Kennametal Inc., Makita Corp., Snap-On Inc., and The Toro Company; and another new peer group of nine companies which are Actuant, AGCO Corp., Alamo Group Inc., Briggs & Stratton Corp., Husqvarna AB, Kennametal Inc., Makita Corp., Snap-On Inc., and The Toro Company. The graph assumes that the value of the investment in the Company’s common stock, in each peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2006 and tracks it through 12/31/2011.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Fiscal year ended December 31,	2006	2007	2008	2009	2010	2011

Blount International, Inc.	100.00	91.47	70.44	75.05	117.12	107.91
NYSE Composite	100.00	112.54	67.68	87.01	98.87	95.14
Old Peer Group	100.00	132.08	71.44	95.72	126.55	102.79
New Peer Group	100.00	131.51	71.39	95.51	126.58	103.07