Form 10-Q
period 2012-03-31
BLOUNT INTERNATIONAL INC
filed 2012-05-09
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012 there were 48,944,049 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2012	2011
Sales	$226,309	$180,874
Cost of sales	163,644	120,826

Gross profit	62,665	60,048
Selling, general, and administrative expenses	45,161	32,205
Facility closure and restructuring charges	3,931	—

Operating income	13,573	27,843
Interest income	61	22
Interest expense	(4,462)	(4,859)
Other expense, net	(6)	(200)

Income before income taxes	9,166	22,806
Provision for income taxes	3,285	7,184

Net income	$5,881	$15,622

Basic income per share	$0.12	$0.32
Diluted income per share	$0.12	$0.31

Weighted average shares used in per share calculations:
Basic	49,032	48,989
Diluted	49,842	49,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net income	$5,881	$15,622

Other comprehensive income, before tax:
Unrealized holding gains	358	685
(Gains) losses reclassified to net income	4	(330)

Unrealized gains	362	355
Foreign currency translation adjustment	1,409	1,402

Other comprehensive income, before tax	1,771	1,757
Income tax provision on other comprehensive items	(134)	(129)

Other comprehensive income, net of tax	$1,637	$1,628

Comprehensive income, net of tax	$7,518	$17,250

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$40,860	$62,118
Accounts receivable, net	146,188	133,965
Inventories	157,183	149,825
Deferred income taxes	18,432	15,849
Other current assets	21,020	21,618

Total current assets	383,683	383,375
Property, plant, and equipment, net	158,817	155,872
Deferred income taxes	609	589
Intangible assets	154,488	158,085
Goodwill	165,545	165,412
Other assets	22,109	21,239

Total Assets	$885,251	$884,572

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,630	$20,348
Accounts payable	61,012	52,884
Accrued expenses	65,498	72,991
Deferred income taxes	685	1,255

Total current liabilities	143,825	147,478
Long-term debt, excluding current maturities	503,076	510,014
Deferred income taxes	43,710	42,820
Employee benefit obligations	97,081	96,974
Other liabilities	18,535	17,821

Total liabilities	806,227	815,107

Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,940,615 and 48,814,912 outstanding, respectively	489	488
Capital in excess of par value of stock	600,729	598,689
Accumulated deficit	(453,792)	(459,673)
Accumulated other comprehensive loss	(68,402)	(70,039)

Total stockholders’ equity	79,024	69,465

Total Liabilities and Stockholders’ Equity	$885,251	$884,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Cash flows from operating activities:
Net income	$5,881	$15,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,284	5,180
Amortization of intangible assets	3,966	1,867
Stock compensation	1,184	883
Other non-cash charges	64	1,166
Excess tax benefit from share-based compensation	(546)	(249)
Deferred income taxes	(663)	281
Change in uncertain tax positions	85	(49)
Loss on disposal of assets	134	81
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,471)	(6,362)
(Increase) decrease in inventories	(6,787)	4,900
(Increase) decrease in other assets	(626)	862
Increase (decrease) in accounts payable	7,919	(439)
Increase (decrease) in accrued expenses	(8,676)	(5,780)
Increase (decrease) in other liabilities	820	(654)
Discontinued operations	—	(173)

Net cash provided by (used in) operating activities	(1,432)	17,136

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,173)	(5,720)
Proceeds from sale of assets	55	82
Acquisitions, net of cash acquired	—	(14,121)

Net cash used in investing activities	(10,118)	(19,759)

Cash flows from financing activities:
Net repayments under revolving credit facility	(3,200)	—
Repayment of term loan principal	(7,642)	(2,562)
Excess tax benefit from share-based compensation	546	249
Proceeds from share-based compensation activity	359	291
Taxes paid under share-based compensation activity	(48)	(240)

Net cash used in financing activities	(9,985)	(2,262)

Effect of exchange rate changes	277	(1,861)

Net decrease in cash and cash equivalents	(21,258)	(6,746)
Cash and cash equivalents at beginning of period	62,118	80,708

Cash and cash equivalents at end of period	$40,860	$73,962

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2011	48,815	$488	$598,689	$(459,673)	$(70,039)	$69,465
Net income				5,881		5,881
Foreign currency translation adjustment					1,409	1,409
Unrealized gains					228	228
Stock options, stock appreciation rights, and restricted stock	126	1	856			857
Stock compensation expense			1,184			1,184

Balance March 31, 2012	48,941	$489	$600,729	$(453,792)	$(68,402)	$79,024

The Company holds 382,380 shares of its common stock in treasury at a total cost of $6.1 million. These shares have been accounted for as constructively retired in the Consolidated Financial Statements; the shares are not included in the number of shares outstanding, and the related par value and additional purchase price has been deducted from the amounts shown for common stock and capital in excess of par.

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

The accompanying financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

See also Note 2, Acquisitions, for information about a revision to the Consolidated Balance Sheet as of December 31, 2011 reflecting a change in provisional acquisition accounting.

NOTE 2: ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC section 805. Accordingly, an acquisition’s assets and liabilities are recorded at their estimated fair values on the date of acquisition. The Company estimates the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimates the fair value of inventory that is considered to be readily marketable by considering the estimated costs to complete the manufacturing, assembly, and selling processes, and the normal gross profit margin typically associated with its sale. The Company estimates the fair value of inventory that is not considered to be readily marketable by evaluating the estimated net realizable value for such inventory. The Company estimates the fair value of identifiable intangible assets based on discounted projected cash flows or estimated royalty avoidance costs. The Company estimates the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce.

In addition to the other specific provisional amounts discussed below, the Company has conducted a preliminary assessment of liabilities arising from tax matters related to its acquisitions, and has recognized provisional amounts in its initial accounting for acquisitions for the identified tax liabilities. However, the Company continues its review of these matters during the measurement period for up to one year following the date of acquisition, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the tax liabilities initially recognized, as well as any additional tax liabilities that existed as of the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

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

2011 Acquisition of KOX

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

The total purchase price was $23.9 million. The purchase price consisted of $19.2 million in cash and 309,834 shares of our common stock valued at $4.7 million based on the closing price of our stock on the acquisition date. KOX had $5.1 million of cash on the acquisition date, resulting in a net cash outflow of $14.1 million. We assumed none of KOX’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.2 million in conjunction with the acquisition that were expensed to Selling, General, and Administrative (“SG&A”) in the Consolidated Statements of Income during 2010 and 2011. The cash portion of the acquisition was funded from available cash on hand at Blount B.V. The common stock shares issued in the purchase are subject to certain restrictions under terms of the related stock purchase agreement.

2011 Acquisition of PBL

On August 5, 2011, through our indirect wholly-owned subsidiary Blount Holdings France SAS, we acquired all of the outstanding stock of Finalame SA, which included PBL SAS and related companies (“PBL”). PBL is a manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increases our manufacturing capacity for lawnmower blades, increases our market share for lawnmower blades in Europe, and provides an entrance into the agricultural parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico.

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

The initial acquisition accounting for PBL included provisional amounts for inventory obsolescence reserves, income tax accounting, and Value Added Tax (“VAT”) accruals, as we were not able to obtain sufficient details and complete our analysis of these matters at the time of the acquisition. During March and April 2012, we obtained additional details about PBL’s inventory and performed a preliminary analysis of obsolescence as of the acquisition date. This analysis supported the recognition of additional obsolescence reserves in the amount of $1.7 million to reduce the acquisition date inventory to fair value. Accordingly, we have revised the Consolidated Balance Sheet as of December 31, 2011 to reflect this adjustment to the PBL acquisition accounting. The effect of this revision was to reduce inventory by $1.7 million, increase goodwill by $1.1 million, and increase current deferred tax assets by $0.6 million as of December 31, 2011. The Company is continuing its analysis of PBL’s inventory valuation, income tax accounting, and VAT accruals and therefore these amounts remain provisional as of March 31, 2012.

2011 Acquisition of Woods/TISCO

On September 7, 2011, through our indirect wholly-owned subsidiary SP Companies, Inc., we acquired GenWoods HoldCo, LLC and its wholly-owned subsidiary, Woods Equipment Company (“Woods/TISCO”). Woods/TISCO, with operations primarily in the Midwestern U.S., is a manufacturer and marketer of equipment and replacement parts primarily for the agriculture end market. The acquisition of Woods/TISCO:

•	Increases distribution for our Farm, Ranch, and Agriculture (“FRAG”) segment, particularly in the agricultural dealer channel.

•	Expands our FRAG product line offerings of tractor attachments and aftermarket replacement parts.

•	Provides opportunities to leverage our manufacturing and product development expertise and global distribution and supply chain network, particularly in the area of product sourcing.

•	Enhances our U.S. manufacturing and distribution capabilities through the addition of three manufacturing and five distribution facilities.

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

Purchase Price Allocations

We allocated the purchase prices to the following assets and liabilities based on their estimated fair values.

(Amounts in thousands)	Woods/TISCO	PBL	KOX
Cash	$230	$1,275	$5,126
Accounts receivable	34,784	5,109	3,365
Inventories	38,512	9,729	8,879
Current intangible assets subject to amortization	—	157	—
Current deferred tax assets	3,754	608	—
Other current assets	3,057	1,162	268
Property, plant, and equipment	19,259	13,041	383
Non-current deferred tax assets	1,943	378	—
Non-current intangible assets subject to amortization	52,400	5,612	4,594
Non-current intangible assets not subject to amortization	44,330	470	5,241
Goodwill	55,174	3,301	3,709
Other non-current assets	3,474	—	—

Total assets acquired	256,917	40,842	31,565

(Amounts in thousands)	Woods/TISCO	PBL	KOX
Current liabilities	19,319	11,065	4,793
Long-term debt	—	13,304	—
Non-current deferred income tax liability	41,876	609	2,836
Other non-current liabilities	5,220	1,620	—

Total liabilities assumed	66,415	26,598	7,629

Acquisition price	$190,502	$14,244	$23,936
Goodwill deductible for income tax purposes	$9,255	$—	$—

The operating results of acquisitions are included in the Consolidated Statements of Income from the acquisition dates forward. Acquisition accounting effects include non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects do not include transaction costs associated with the acquisitions. The Company expects to recognize acquisition accounting effects of approximately $16.0 million in 2012, $14.8 million in 2013, and $12.7 million in 2014.

The following unaudited pro forma results present the estimated effect as if the acquisitions of KOX, PBL, and Woods/TISCO had occurred on January 1, 2011. The unaudited pro forma results include the historical results of each acquired business, pro forma elimination of sales from Blount to each acquired business, if any, pro forma acquisition accounting effects, pro forma interest expense effects of additional borrowings to fund each transaction, pro forma interest effects from reduced cash and cash equivalents following use of cash to fund each transaction, and the related pro forma income tax effects.

	Three Months Ended March 31, 2011
(Amounts in thousands, except per share data)	As Reported	Pro Forma
Sales	$180,874	$236,563
Net income	15,622	13,951

Basic income per share	$0.32	$0.29
Diluted income per share	$0.31	$0.28

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

During the first quarter of 2012, we implemented certain actions to further streamline and integrate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and moved those functions into the new North American distribution center in Kansas City. Costs associated with these actions were approximately $4.9 million, consisting of lease exit costs, costs to move inventory and equipment, and charges to expense the book value of certain assets located in Golden that will not be utilized in Kansas City. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the three months ended March 31, 2012.

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable are shown net of the following balances:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Allowance for doubtful accounts	$3,327	$3,142

NOTE 5: INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Raw materials and supplies	$23,741	$24,022
Work in progress	18,656	16,006
Finished goods	114,786	109,797

Total inventories	$157,183	$149,825

NOTE 6: INTANGIBLE ASSETS

The following table summarizes intangible assets:

		March 31, 2012		December 31, 2011
	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$165,545	$—	$165,412	$—
Trademarks and trade names	Indefinite	61,285	—	61,176	—

Total with indefinite lives		226,830	—	226,588	—

Covenants not to compete	2 - 4	1,112	888	1,112	843
Patents	11 - 13	5,320	1,229	5,320	1,121
Manufacturing technology	1 - 2	2,567	1,444	2,516	1,124
Customer relationships, including backlog	10 - 19	107,380	19,615	107,234	16,170

Total with finite lives		116,379	23,176	116,182	19,258

Total intangible assets		$343,209	$23,176	$342,770	$19,258

The following table summarizes changes in goodwill:

	$165,412	$165,412
	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Beginning balance	$165,412	$103,700
Current period acquisitions	—	3,722
Effect of changes in foreign currency translation rates	133	—

Ending balance	$165,545	$107,422

Amortization expense for intangible assets included in the Consolidated Statements of Income was as follows:

	$165,412	$165,412
	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Amortization expense	$3,966	$1,867

NOTE 7: DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Revolving credit facility borrowings	$225,000	$228,200
Term loans	292,500	296,250
Debt of PBL	2,206	5,912

Total debt	519,706	530,362
Less current maturities	(16,630)	(20,348)

Long-term debt, net of current maturities	$503,076	$510,014

Weighted average interest rate at end of period	2.75%	2.85%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2011 and March 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities with an initial funding date of August 9, 2011. The Fourth Amendment and Restatement included an increase in maximum borrowings under the revolving credit facility to $400.0 million, a new $300.0 million term loan facility, an extension of the maturity date on both facilities to August 31, 2016, a reduction in interest rates on both facilities, and the modification of certain financial and other covenants. The Company paid $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement. On the initial funding date the Company expensed $3.9 million, consisting of unamortized deferred financing costs from previous modifications to the senior credit facilities as well as certain fees and transaction costs associated with this amendment.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of March 31, 2012, the Company had the ability to borrow an additional $85.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million commencing on October 1, 2011, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants including:

•

Minimum fixed charge coverage ratio of 1.15, defined as earnings before interest, taxes, depreciation, amortization, and certain adjustments defined in the credit agreement (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter.

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of March 31, 2012. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Debt of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. Certain components of this debt are secured by certain of PBL’s assets. From the date of acquisition through March 31, 2012, we have repaid $11.3 million of PBL’s debt and we intend to retire PBL’s remaining bank debt of $1.6 million during 2012. Therefore, PBL’s bank debt is classified as current as of both March 31, 2012 and December 31, 2011 on the Consolidated Balance Sheets.

NOTE 8: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees in the U.S. The U.S. plan was frozen effective January 1, 2007. The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended March 31,
	2012	2011	2012	2011
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,026	$864	$96	$71
Interest cost	2,692	2,800	470	505
Expected return on plan assets	(3,577)	(3,490)	—	—
Amortization of net actuarial losses	1,936	1,074	435	223

Total net periodic benefit cost	$2,077	$1,248	$1,001	$799

The Company expects to contribute between $16 million to $18 million to its funded pension plans in 2012, including a $10 million voluntary contribution to the U.S. defined benefit pension plan.

NOTE 9: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are summarized as follows:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Product warranty reserves	$1,617	$1,539
Letters of credit outstanding	6,555	6,488
Other financial guarantees	2,606	3,470

Total financial guarantees and commitments	$10,778	$11,497

See also Note 7 regarding guarantees of debt.

NOTE 10: CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation, and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of March 31, 2012 and December 31, 2011, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

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

NOTE 11: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
(Shares in thousands)	2012	2011
Shares for basic per share computation – weighted average common shares outstanding	49,032	48,989
Dilutive effect of common stock equivalents	810	861

Shares for diluted per share computation	49,842	49,850

Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out-of-the-money	613	955

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	219	173

The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 12: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
SARs granted (number of shares)	567	469
RSUs granted (number of shares)	115	110
Aggregate fair value; SARs granted	$4,265	$3,256
Aggregate fair value; RSUs granted	$1,825	$1,535

The SARs and RSUs granted in 2011 and 2012 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs issued in the periods indicated:

	2012	2011
Estimated average life	6 years	6 years
Risk-free interest rate	1.1% - 1.2%	2.4%
Expected and weighted average volatility	49.6%	48.4%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$16.74	$15.09
Weighted average grant date fair value	$7.95	$7.35

As of March 31, 2012, the total unrecognized stock-based compensation expense related to previously granted awards was $11 million. The weighted average period over which this expense is expected to be recognized is 29 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

NOTE 13: SEGMENT INFORMATION

We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to Original Equipment Manufacturers (“OEMs”) for use on original equipment. Our products are sold in over 115 countries and approximately 63% of our 2011 sales were made outside of the U.S.

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The forestry, lawn, and garden (“FLAG”) segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment currently includes the operations of the Company that have historically served the FLAG markets, as well as KOX, and a portion of the PBL business.

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

The Company also operates a concrete cutting and finishing equipment business that represented 3.1% of consolidated sales for the three months ended March 31, 2012, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction equipment market.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions including accounting, banking, our continuous improvement program, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, IT users, and other relevant measures of the use of such services. We also include the facility closure and restructuring costs recognized in 2012 within this Corporate and Other category, because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents selected financial information by segment.

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Sales:
FLAG	$161,619	$155,043
FRAG	57,604	19,159
Corporate and Other	7,086	6,672

Total sales	$226,309	$180,874

Operating income (expense):
FLAG	$27,755	$31,637
FRAG	(3,738)	1,138
Corporate and Other	(10,444)	(4,932)

Operating income	$13,573	$27,843

Acquisition accounting effects:
FLAG	$987	$724
FRAG	3,374	1,389
Corporate and Other	—	—

Acquisition accounting effects	$4,361	$2,113

Goodwill:	March 31, 2012	December 31, 2011

FLAG	$66,331	$66,223
FRAG	99,201	98,176
Corporate and Other	13	13

Total goodwill	$165,545	$165,412

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Interest paid	$4,092	$4,668
Income taxes paid, net	2,715	2,004

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

The estimated fair values of the senior credit facility loans at March 31, 2012 and December 31, 2011 are presented below.

	March 31, 2012		December 31, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility loans	$517,500	$516,206	$524,450	$521,828

The Company has manufacturing and/or distribution operations in Brazil, Canada, China, Europe, Japan, Mexico, Russia, and the U.S. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies, and by affecting the translated amounts of revenues and expenses. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company’s practice has been to occasionally use foreign currency and interest rate swap agreements to manage exposure to foreign currency and interest rate changes. The Company’s objective in executing these hedging instruments is to minimize earnings volatility resulting from conversion and the re-measurement of foreign currency denominated transactions.

Derivative Financial Instruments and Foreign Currency Hedging. The Company makes regular payments to its foreign subsidiaries and is exposed to changes in exchange rates from these transactions, which may adversely affect its results of operations and financial position. The Company manages a portion of foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into net earnings when the contracts mature and the Company settles the hedged payment. The Consolidated Statement of Income classification of effective hedge results is the same as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

As of March 31, 2012, the cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheet was $0.2 million. As of December 31, 2011, the cumulative unrealized pre-tax loss on these contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheet was $0.5 million. Amounts recognized in cost of sales in the Consolidated Statements of Income at the maturity of the related foreign currency derivative financial instruments were as follows.

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Gain (loss) on foreign currency derivative financial instruments	$(4)	$330

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through March 31, 2012, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $43.9 million at March 31, 2012 and $37.5 million at December 31, 2011.

Derivative Financial Instruments and Interest Rates. In the first quarter of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B that capped the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. During the third quarter of 2011, following the Fourth Amendment and Restatement of our senor credit facilities, we terminated these interest rate cap contracts with a charge to expense of $0.1 million. The Fourth Amendment and Restatement of our senor credit facilities includes a similar requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. This cap is designated as a cash flow hedge and is recorded on the Consolidated Balance Sheets at fair value. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. Derivatives held by the Company are summarized as follows:

	Carrying Value on Balance	Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3
March 31, 2012:
Interest rate hedge agreements	$(1,453)	$—	$(1,453)	$—
Foreign currency hedge agreements	(198)	—	(198)	—

December 31, 2011:
Interest rate hedge agreements	$(1,303)	$—	$(1,303)	$—
Foreign currency hedge agreements	(505)	—	(505)	—

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

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The carrying values as of March 31, 2012 are included in accumulated other comprehensive loss on the Consolidated Balance Sheet and is expected to be recognized in the Consolidated Statements of Income within the next twelve months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and footnotes included elsewhere in this report.

Operating Results (Unaudited)

Three Months Ended March 31,
(Amounts in millions)	2012	2011	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$226.3	$180.9	$45.4
				41.4	Sales volume, including acquisitions
				4.5	Selling price and mix
				(0.4)	Foreign currency translation
Gross profit	62.7	60.0	2.6
Gross margin	27.7%	33.2%		5.4	Sales volume
				4.5	Selling price and mix
				(3.8)	Product cost and mix
				(2.2)	Acquisition accounting effects
				(1.0)	Facility closure costs
				(0.3)	Foreign currency translation
SG&A	45.2	32.2	13.0
As a percent of sales	20.0%	17.8%		7.6	Acquisitions
				2.1	Compensation expense
				1.2	Employee benefits
				0.7	Professional services
				0.7	Advertising
				0.6	Travel and employee relocation
				(0.1)	Foreign currency translation
				0.2	Other, net
Facility closure and restructuring costs	3.9	—	3.9
Operating income	13.6	27.8	(14.3)
Operating margin	6.0%	15.4%		2.6	Increase in gross profit
				(13.0)	Increase in SG&A
				(3.9)	Facility closure and restructuring costs
Net income	$5.9	$15.6	$(9.7)
				(14.3)	Decrease in operating income
				0.4	Decrease in net interest expense
				0.2	Change in other income (expense)
				3.9	Decrease in income tax provision

Sales in the three months ended March 31, 2012 increased by $45.4 million (25.1%) from the same period in 2011, due to increased unit volume of $41.4 million and improved average selling prices and product mix of $4.5 million. We report all incremental sales attributable to acquisitions made within the last twelve months as unit volume increase. The recent acquisitions of KOX, PBL, and Woods/TISCO contributed $52.2 million in incremental sales volume in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Excluding the effect of these acquisitions, unit sales volume decreased by $10.8 million or 6.0%. Higher average selling prices were attributable to pricing actions we implemented for select markets. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $0.4 million in the current quarter compared to the first quarter of 2011, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro. International sales decreased by $1.8 million (1.5%), while domestic sales decreased by $5.0 million (8.2%), both exclusive of sales from recent acquisitions. Overall, including incremental sales of recently acquired businesses, FLAG sales increased $6.5 million (4.2%), FRAG sales increased $38.4 million (200.7%), and sales of concrete cutting and finishing products were up 6.2%.

Consolidated sales order backlog at March 31, 2012 was $231.7 million compared to $211.3 million at December 31, 2011, reflecting continued strong demand for our products as well as seasonal ordering patterns.

Gross profit increased by $2.6 million (4.4%) from the first quarter of 2011 to the first quarter of 2012. Higher unit sales volume of $5.4 million, including incremental volume from recent acquisitions, along with $4.5 million of higher average selling prices and product mix contributed to the increase. Partially offsetting these increases were higher product cost and mix of $3.8 million, an increase of $2.2 million in non-cash charges for acquisition accounting, and charges of $1.0 million related to relocation of our assembly, warehouse, and distribution functions for SpeeCo from Golden, Colorado to Kansas City, Missouri. The increase in product cost and mix was driven by several factors, including:

•	Higher average steel costs, estimated at $1.8 million on a comparable basis.

•	Production and distribution inefficiencies incurred during the relocation in Kansas City, Missouri.

•	Costs incurred to expedite component deliveries.

The first quarter of 2012 includes acquisition accounting effects for PBL and Woods/TISCO, whereas the first quarter of 2011 does not. Acquisition accounting effects are expected to total $16.0 million for the full year of 2012 compared with $15.9 million for the full year of 2011.

Fluctuations in currency exchange rates reduced our gross profit in the first quarter of 2012 compared to the first quarter of 2011 by $0.3 million. Gross margin in the first quarter of 2012 was 27.7% of sales compared to 33.2% in the first quarter of 2011.

SG&A was $45.2 million in the first quarter of 2012, compared to $32.2 million in the first quarter of 2011, representing an increase of $13.0 million (40.2%). As a percentage of sales, SG&A increased from 17.8% in the first quarter of 2011 to 20.0% in the first quarter of 2012. Incremental SG&A expense incurred at our recent acquisitions added $7.6 million in the first quarter of 2012. Compensation expense for the quarter increased by $2.1 million on a comparative basis, reflecting annual merit increases and increased headcount. Costs of employee benefit programs increased by $1.2 million primarily due to increased amortization of actuarial losses caused by the decrease in discount rates used to measure our accumulated benefit obligations at the end of 2011. Costs for professional services were $0.7 million higher in the first quarter of 2012 compared with the first quarter of 2011 as we continued to pursue our strategic initiatives. Advertising expense increased by $0.7 million in the quarter primarily related to new product promotions. Employee travel and relocation expenses increased by $0.6 million in the first quarter of 2012 compared to the first quarter of 2011.

During the first quarter of 2012, we implemented certain actions to further streamline and integrate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and moved those functions into our new North American distribution center in Kansas City. Costs associated with these actions were approximately $4.9 million, consisting of lease exit costs, costs to move inventory and equipment, and charges to expense the book value of certain assets located in Golden that will not be utilized in Kansas City. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the three months ended March 31, 2012.

Operating income decreased by $14.3 million from the first quarter of 2011 to the first quarter of 2012, resulting in an operating margin of 6.0% of sales compared to 15.4% of sales in the prior year quarter. The decrease was due to higher SG&A expenses and facility closure and restructuring costs, partially offset by increased gross profit.

Interest expense was $4.5 million in the first quarter of 2012 compared to $4.9 million in the first quarter of 2011. The decrease was due to lower average interest rates on our debt, partially offset by higher average debt balances outstanding in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in June 2011. The weighted average interest rate on our outstanding debt was 2.75% as of March 31, 2012 compared with 5.14% as of March 31, 2011.

The following table summarizes our income tax provision in 2012 and 2011:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Income before income taxes	$9,166	$22,806
Provision for income taxes	3,285	7,184

Effective tax rate	35.8%	31.5%

The effective tax rate for the first quarter of 2012 was slightly higher than the federal statutory rate of 35% primarily due to the effects of state income taxes, partially offset by the favorable effects of foreign income taxes and the domestic production deduction. The impact of foreign income taxes reduced our effective tax rate as our foreign operations are generally subject to lower statutory tax rates than are our U.S. operations. Our benefit from the domestic production deduction is projected to increase in 2012 due to the acquisition of Woods/TISCO.

The effective tax rate for the first quarter of 2011 was lower than the federal statutory rate of 35% primarily due to favorable effects from foreign income taxes, partially offset by state income tax expense.

Net income in the first quarter of 2012 was $5.9 million, or $0.12 per diluted share, compared to $15.6 million, or $0.31 per diluted share, in the first quarter of 2011.

Segment Results. The following table reflects segment sales and operating results for 2012 and 2011:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Sales:
FLAG	$161,619	$155,043
FRAG	57,604	19,159
Corporate and other	7,086	6,672

Total sales	$226,309	$180,874

Operating income (expense):
FLAG	$27,755	$31,637
FRAG	(3,738)	1,138
Corporate and other	(10,444)	(4,932)

Operating income	$13,573	$27,843

Forestry, Lawn, and Garden Segment. Sales in the FLAG segment increased $6.6 million, or 4.2%, from the first quarter of 2011 to the first quarter of 2012. The recent acquisitions of KOX and the FLAG portion of the PBL business contributed $11.5 million of incremental sales in the first quarter of 2012. Excluding the effect of these acquisitions, unit sales volume decreased by $9.0 million, or 5.8%. The lower unit sales volume is partly attributable to delay of some shipments to customers during the move to the new distribution center in Kansas City, Missouri, and also the fact that the first quarter of 2011 showed particularly strong growth in the FLAG segment, with sales unit volume up 17.5%. Changes in average selling prices and product mix increased FLAG sales revenue by $4.5 million on a year-over-year basis, excluding acquisitions. The translation of foreign currency-denominated sales transactions decreased FLAG sales by $0.4 million in 2012 compared to 2011, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro. Excluding the effects of recent acquisitions, sales of forestry products were down 1.7% and sales of lawn and garden products were down 10.4%. Excluding the effects of recent acquisitions, sales to OEMs were up 4.9% while sales to the replacement market decreased by 5.3%. For the three months ended March 31, 2012, sales to OEMs accounted for 24.6% of total FLAG sales, including sales from recent acquisitions. For the three month period, excluding the effect of incremental sales from acquisitions, FLAG sales decreased 6.1% in North America, were flat in Europe and Russia, decreased by 16.1% in the Asia Pacific region, and increased by 29.7% in South America.

Sales order backlog for the FLAG segment at March 31, 2012 was $206.3 million compared to $182.4 million at December 31, 2011.

The contribution to operating income from the FLAG segment decreased $3.9 million, or 12.3%, from the first quarter of 2011 to the first quarter of 2012. Average selling price and mix improvements positively affected the FLAG contribution to operating income. Offsetting this favorable factor were lower unit sales volume, excluding recent acquisitions, as well as an increase in steel costs estimated at $1.8 million, an increase in acquisition accounting effects of $0.3 million, and increased SG&A expenses of $4.6 million, including $1.6 million attributable to the recent acquisitions.

Farm, Ranch, and Agriculture Segment. The FRAG segment results in the first quarter of 2011 include the activity of SpeeCo only, which was acquired in August 2010. The FRAG segment results in the first quarter of 2012 include the activity of SpeeCo, Woods/TISCO, and the FRAG portion of the PBL business. Sales in the FRAG segment increased $38.4 million, or 200.7% from the first quarter of 2011 to the first quarter of 2012, driven by the recent acquisitions. The incremental sales from Woods/TISCO and the PBL FRAG business were $40.7 million. SpeeCo sales decreased by $2.3 million in the first quarter of 2012 compared with the first quarter of 2011, primarily due to supplier delays in delivering components and the transition of the assembly and distribution functions from Golden, Colorado to Kansas City, Missouri.

Sales order backlog for the FRAG segment at March 31, 2012 was $24.7 million compared to $28.3 million at December 31, 2011.

The contribution to operating income from the FRAG segment was a loss of $3.7 million in the first quarter of 2012 compared to income of $1.1 million in the first quarter of 2011. Higher unit sales volume, including sales of recently acquired businesses was more than offset by increased acquisition accounting effects of $2.0 million, increased SG&A expenses of $7.6 million, primarily attributable to SG&A of the recently acquired businesses, and higher production and sourcing costs associated with supplier problems and the relocation of SpeeCo’s assembly operations from Golden, Colorado to Kansas City, Missouri. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities, which are included in the Corporate and Other category.

Corporate and Other. Sales of concrete cutting products increased 6.2% from the first quarter of 2011 to the first quarter of 2012, reflecting higher unit sales volume and increased demand in North America. Comparable sales in other geographic regions were flat. The net operating expense in the Corporate and Other category increased by $5.5 million, reflecting facility closure and restructuring costs of $4.9 million and an increase in corporate SG&A expenses of $0.8 million, partially offset by an increase of $0.2 million in contribution to operating income from the concrete cutting and finishing business unit.

Financial Condition, Liquidity, and Capital Resources

Long-term debt consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Revolving credit facility borrowings	$225,000	$228,200
Term loans	292,500	296,250
Debt of PBL	2,206	5,912

Total debt	519,706	530,362
Less current maturities	(16,630)	(20,348)

Long-term debt, net of current maturities	$503,076	$510,014

Weighted average interest rate at end of period	2.75%	2.85%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of March 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities with an initial funding date of August 9, 2011. The Fourth Amendment and Restatement included an increase in maximum borrowings under the revolving credit facility to $400.0 million, a new $300.0 million term loan facility, an extension of the maturity date on both facilities to August 31, 2016, a reduction in interest rates on both facilities, and certain financial and other covenants were amended and revised. The Company paid $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement. On the initial funding date the Company expensed $3.9 million, consisting of unamortized deferred financing costs from previous modifications to the senior credit facilities as well as certain fees and transaction costs associated with this amendment.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of March 31, 2012, the Company had the ability to borrow an additional $85.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million commencing on October 1, 2011, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants including:

•

Minimum fixed charge coverage ratio of 1.15, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter.

The status of financial covenants was as follows:

Financial Covenants	Requirement	As of March 31, 2012
Minimum fixed charge coverage ratio	1.15	1.39
Maximum leverage ratio	4.00	3.44

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of March 31, 2012. Non-compliance with these covenants, if it were to become an event of default under the terms of the credit agreement, could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There were no changes to these ratings during the three months ended March 31, 2012. As of March 31, 2012, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Stable
General credit rating	BB-/Stable	Ba3 /Stable

Debt of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. Certain components of this debt are secured by certain of PBL’s assets. From the date of acquisition through March 31, 2012, we have repaid $11.3 million of PBL’s debt and we intend to retire PBL’s remaining bank debt of $1.6 million during 2012. Therefore, PBL’s bank debt is classified as current as of both March 31, 2012 and December 31, 2011 on the Consolidated Balance Sheets.

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

Cash and cash equivalents at March 31, 2012 were $40.9 million compared to $62.1 million at December 31, 2011. As of March 31, 2012, $40.8 million of our cash and cash equivalents was held at our foreign locations.

Cash provided by operating activities is summarized in the following table:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net income	$5,881	$15,622
Non-cash items	11,508	9,160

Subtotal	17,389	24,782
Changes in assets and liabilities, net	(18,821)	(7,473)
Discontinued operations, net	—	(173)

Cash provided by (used in) operating activities	$(1,432)	$17,136

Non-cash items in the preceding table consist of depreciation; amortization of intangible assets; stock compensation, other non-cash charges; the tax benefit or expense from share-based compensation; deferred income taxes; the change in uncertain tax positions; and gains or losses on disposal of assets.

During the first three months of 2012, operating activities used $1.4 million of cash. Net income plus non-cash items totaled $17.4 million in the first quarter of 2012, reflecting reduced net income compared with the first quarter of 2011, partially offset by higher non-cash items. The increased amount of non-cash items in 2012 is primarily due to increased depreciation of property, plant, and equipment and amortization expense on intangible assets related to our recent acquisitions. The net change in working capital components and other assets and liabilities during the 2012 period used $18.8 million in cash. An increase in accounts receivable of $11.5 million, reflecting higher sales levels in March 2012 compared with December 2011, an increase in inventories of $6.8 million, reflecting the buildup of components and certain other items in anticipation of the relocation of the SpeeCo assembly operations, and a decrease in accrued expenses of $8.7 million, reflecting payment of various year-end accrued liabilities, accounted for the use of cash. These uses were partially offset by an increase in accounts payable of $7.9 million. Cash payments during the first three months of 2012 also included $4.1 million for interest and $2.7 million for income taxes. In addition, the Company expects to contribute a total of $16 million to $18 million to its funded pension plans during 2012.

During the first three months of 2011, operating activities provided $17.1 million of cash. Income from continuing operations plus non-cash items totaled $24.8 million in the first quarter of 2011. Non-cash items in 2011 included increased amortization expense on intangible assets related to our recent acquisitions and higher stock compensation expense. The net change in working capital components and other assets and liabilities during the 2011 period used $7.5 million in cash. An increase in accounts receivable of $6.4 million, reflecting higher sales levels, as well as a decrease in accrued expenses of $5.8 million, reflecting payment of various year-end accrued liabilities, accounted for the use of cash. These uses were partially offset by a reduction in inventories of $4.9 million, excluding inventory acquired with KOX. Cash payments during the first three months of 2011 also included $4.7 million for interest and $2.0 million for income taxes.

Cash used in investing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Purchases of property, plant, and equipment, net of proceeds from sales	$(10,118)	$(5,638)
Acquisitions, net of cash acquired	—	(14,121)

Net cash used in investing activities	$(10,118)	$(19,759)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2012, we expect to invest between $45 million and $50 million in available cash for capital expenditures, compared to $40.4 million for the full year in 2011. During 2012 we are continuing a project to significantly expand our facility in Fuzhou, China, and we are also planning for a new manufacturing facility to be located in Eastern Europe. During the three months ended March 31, 2011, we acquired KOX (see also Note 2 to the Consolidated Financial Statements included in Item 1).

Cash used in financing activities is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net repayments under revolving credit facility	$(3,200)	$—
Repayment of term loan principal	(7,642)	(2,562)
Proceeds and tax effects from stock-based compensation	857	300

Cash used in financing activities	$(9,985)	$(2,262)

Cash used in financing activities in the first three months of 2012 consisted primarily of scheduled repayments of principal on our term loans, voluntary repayment of principal outstanding under our revolving credit facility, and repayment and cancellation of PBL debt. Cash used in financing activities in the first three months of 2011 consisted primarily of scheduled repayments of principal on our term loans.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

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

Forward Looking Statements

“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,” “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable. However, these forward looking statements involve certain risks and uncertainties and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates, rates of return, and the anticipated effects of discontinued operations involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Substantially all of our debt is subject to variable interest rates. In October 2011, we entered into an interest rate cap agreement that established maximum fixed interest rates on 35% of the principal amount outstanding under our term loans, as required by our senior credit facility agreement. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed on a portion of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.

See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K, filed with the SEC on March 13, 2012, for further discussion of market risk.

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

Dated: May 9, 2012