Form 10-Q
period 2012-06-30
BLOUNT INTERNATIONAL INC
filed 2012-08-07
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

As of July 25, 2012 there were 49,041,966 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2012	2011	2012	2011
Sales	$239,059	$201,337	$465,368	$382,211
Cost of sales	170,981	137,149	334,625	257,975

Gross profit	68,078	64,188	130,743	124,236
Selling, general, and administrative expenses	42,580	39,370	87,742	71,576
Facility closure and restructuring charges	1,667	—	5,598	—

Operating income	23,831	24,818	37,403	52,660
Interest income	29	109	89	131
Interest expense	(4,285)	(4,923)	(8,748)	(9,782)
Other income (expense), net	99	(96)	97	(295)

Income before income taxes	19,674	19,908	28,841	42,714
Provision for income taxes	6,573	6,156	9,859	13,340

Net income	$13,101	$13,752	$18,982	$29,374

Basic income per share	$0.27	$0.28	$0.39	$0.61
Diluted income per share	$0.26	$0.28	$0.38	$0.60

Weighted average shares used in per share calculations:
Basic	49,110	48,694	49,071	48,533
Diluted	49,839	49,524	49,841	49,324

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Net income	$13,101	$13,752	$18,982	$29,374

Other comprehensive income, before tax:
Unrealized holding gains (losses)	(2,065)	(74)	(1,706)	610
(Gains) losses reclassified to net income	74	(373)	78	(702)

Unrealized losses	(1,991)	(447)	(1,628)	(92)
Foreign currency translation adjustment	(3,788)	628	(2,378)	2,030

Other comprehensive income, before tax	(5,779)	181	(4,006)	1,938
Income tax provision on other comprehensive items	738	163	603	34

Other comprehensive income (loss), net of tax	$(5,041)	$344	$(3,403)	$1,972

Comprehensive income, net of tax	$8,060	$14,096	$15,579	$31,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

(Amounts in thousands, except share and per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$50,592	$62,118
Accounts receivable, net	137,764	133,965
Inventories	174,316	149,825
Deferred income taxes	19,486	15,849
Other current assets	22,488	21,618

Total current assets	404,646	383,375
Property, plant, and equipment, net	167,688	155,872
Deferred income taxes	573	589
Intangible assets	149,617	158,085
Goodwill	165,123	165,412
Other assets	21,499	21,239

Total Assets	$909,146	$884,572

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,000	$20,348
Accounts payable	65,351	52,884
Accrued expenses	72,367	72,991
Deferred income taxes	697	1,255

Total current liabilities	153,415	147,478
Long-term debt, excluding current maturities	509,262	510,014
Deferred income taxes	42,045	42,820
Employee benefit obligations	96,588	96,974
Other liabilities	18,668	17,821

Total liabilities	819,978	815,107

Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,037,299 and 48,814,912 outstanding, respectively	490	488
Capital in excess of par value of stock	602,811	598,689
Accumulated deficit	(440,691)	(459,673)
Accumulated other comprehensive loss	(73,442)	(70,039)

Total stockholders’ equity	89,168	69,465

Total Liabilities and Stockholders’ Equity	$909,146	$884,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Cash flows from operating activities:
Net income	$18,982	$29,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,179	10,444
Amortization	8,803	4,428
Stock compensation expense	2,581	1,999
Excess tax benefit from stock-based compensation	(903)	(456)
Deferred income taxes	(324)	511
Other non-cash items	338	1,612
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,655)	(15,681)
(Increase) decrease in inventories	(26,882)	7,245
(Increase) decrease in other assets	(3,809)	2,974
Increase (decrease) in accounts payable	12,988	990
Increase (decrease) in accrued expenses	477	(1,807)
Increase (decrease) in other liabilities	(355)	(922)
Discontinued operations	—	5

Net cash provided by operating activities	20,420	40,716

Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,313)	(13,658)
Proceeds from sale of assets	77	136
Acquisitions, net of cash acquired	—	(14,121)

Net cash used in investing activities	(26,236)	(27,643)

Cash flows from financing activities:
Net borrowing under revolving credit facility	6,800	—
Repayment of term loan principal	(7,500)	(5,125)
Repayment of debt and capital lease obligation of PBL	(5,400)	—
Debt issuance costs	—	(6,509)
Excess tax benefit from stock-based compensation	903	456
Proceeds from stock-based compensation activity	723	538
Taxes paid under stock-based compensation activity	(84)	(254)

Net cash used in financing activities	(4,558)	(10,894)

Effect of exchange rate changes	(1,152)	(2,360)

Net decrease in cash and cash equivalents	(11,526)	(181)
Cash and cash equivalents at beginning of period	62,118	80,708

Cash and cash equivalents at end of period	$50,592	$80,527

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2011	48,815	$488	$598,689	$(459,673)	$(70,039)	$69,465
Net income				18,982		18,982
Foreign currency translation adjustment					(2,378)	(2,378)
Unrealized losses					(1,025)	(1,025)
Stock options, stock appreciation rights, and restricted stock	222	2	1,541			1,543
Stock compensation expense			2,581			2,581

Balance June 30, 2012	49,037	$490	$602,811	$(440,691)	$(73,442)	$89,168

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

The accompanying financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2: ACQUISITIONS

The Company accounts for acquisitions in accordance with Accounting Standards Codification section 805. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values on the date of acquisition. The Company estimates the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimates the fair value of inventory that is considered to be readily marketable by considering the estimated costs to complete the manufacturing, assembly, and selling processes, and the normal gross profit margin typically associated with its sale. The Company estimates the fair value of inventory that is not considered to be readily marketable by evaluating the estimated net realizable value for such inventory. The Company estimates the fair value of identifiable intangible assets based on discounted projected cash flows or estimated royalty avoidance costs. The Company estimates the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce.

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

2011 Acquisition of PBL

On August 5, 2011, through our indirect wholly-owned subsidiary Blount Holdings France SAS, we acquired all of the outstanding stock of Finalame SA, which included PBL SAS and related companies (“PBL”). PBL is a manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increased our manufacturing capacity for lawnmower blades, increased our market share for lawnmower blades in Europe, and provided an entrance into the agricultural parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico.

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

The initial acquisition accounting for PBL included provisional amounts for inventory obsolescence reserves, income tax accounting, and Value Added Tax (“VAT”) accruals, as we were not able to obtain sufficient details and complete our analysis of these matters at the time of the acquisition. During March and April 2012, we obtained additional details about PBL’s inventory and performed a preliminary analysis of obsolescence as of the acquisition date. This analysis supported the recognition of additional obsolescence reserves in the amount of $1.7 million to reduce the acquisition date inventory to fair value. Accordingly, we have revised the Consolidated Balance Sheet as of December 31, 2011 to reflect this adjustment to the PBL acquisition accounting. The effect of this revision was to reduce inventory by $1.7 million, increase goodwill by $1.1 million, and increase current deferred tax assets by $0.6 million as of December 31, 2011. The Company is continuing its analysis of PBL’s inventory valuation, income tax accounting, and VAT accruals and therefore these amounts remain provisional as of June 30, 2012.

2011 Acquisition of Woods/TISCO

On September 7, 2011, through our indirect wholly-owned subsidiary SP Companies, Inc., we acquired GenWoods HoldCo, LLC and its wholly-owned subsidiary, Woods Equipment Company (“Woods/TISCO”). Woods/TISCO, with operations primarily in the Midwestern U.S., is a manufacturer and marketer of equipment and replacement parts primarily for the agriculture end market. The acquisition of Woods/TISCO:

•	Increased distribution for our Farm, Ranch, and Agriculture (“FRAG”) segment, particularly in the agricultural dealer channel.

•	Expanded our FRAG product line offerings of tractor attachments and aftermarket replacement parts.

•	Provided opportunities to leverage our manufacturing and product development expertise and global distribution and supply chain network, particularly in the area of product sourcing.

•	Enhanced our U.S. manufacturing and distribution capabilities through the addition of three manufacturing and five distribution facilities.

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

Purchase Price Allocations

We allocated the purchase prices to the following assets and liabilities based on their estimated fair values.

(Amounts in thousands)	Woods/TISCO	PBL	KOX
Cash	$230	$1,275	$5,126
Accounts receivable	34,784	5,109	3,365
Inventories	38,512	9,729	8,879
Current intangible assets subject to amortization	—	157	—
Current deferred tax assets	3,754	608	—
Other current assets	3,057	1,162	268
Property, plant, and equipment	19,259	13,041	383
Non-current deferred tax assets	1,943	378	—
Non-current intangible assets subject to amortization	52,400	5,612	4,594
Non-current intangible assets with indefinite lives	44,330	470	5,241
Goodwill	55,174	3,301	3,709
Other non-current assets	3,474	—	—

Total assets acquired	256,917	40,842	31,565

Current liabilities	19,319	11,065	4,793
Long-term debt	—	13,304	—
Non-current deferred income tax liability	41,876	609	2,836
Other non-current liabilities	5,220	1,620	—

Total liabilities assumed	66,415	26,598	7,629

Acquisition price	$190,502	$14,244	$23,936

Goodwill deductible for income tax purposes	$9,255	$—	$—

The operating results of acquisitions are included in the Consolidated Statements of Income from the acquisition dates forward. Acquisition accounting effects include non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects do not include transaction costs associated with the acquisitions, which are expensed as incurred. The Company expects to recognize acquisition accounting effects of approximately $16.0 million in 2012, $14.8 million in 2013, and $12.7 million in 2014.

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

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(Amounts in thousands, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$201,337	$258,157	$382,211	$492,720
Net income	13,752	16,238	29,374	32,820

Basic income per share	$0.28	$0.33	$0.61	$0.68
Diluted income per share	$0.28	$0.33	$0.60	$0.67

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

During the first half of 2012, we implemented certain actions to further streamline and integrate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center, and began the process of closing our previous distribution center in Kansas City, MO. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and moved those functions into the new North American distribution center in Kansas City, MO. Direct costs associated with these two actions were $1.7 million and $6.6 million in the three and six months ended June 30, 2012, respectively. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden, CO that will not be utilized in Kansas City, MO, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million are reported in cost of sales in the Consolidated Statements of Income for the six months ended June 30, 2012. There were no such charges reported in cost of sales during the three months ended June 30, 2012.

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable are shown net of the following balances:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Allowance for doubtful accounts	$3,252	$3,142

NOTE 5: INVENTORIES

Inventories consisted of the following:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Raw materials and supplies	$24,233	$24,022
Work in progress	20,274	16,006
Finished goods	129,809	109,797

Total inventories	$174,316	$149,825

NOTE 6: INTANGIBLE ASSETS

The following table summarizes intangible assets related to acquisitions:

		June 30, 2012		December 31, 2011
(Amounts in thousands)	Life In Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Covenants not to compete	2 - 4	$1,112	$934	$1,112	$843
Patents	11 - 13	5,320	1,337	5,320	1,121
Manufacturing technology	1	2,457	2,246	2,516	1,124
Customer relationships, including backlog	10 - 19	106,920	22,613	107,234	16,170

Total with finite lives		115,809	27,130	116,182	19,258

Goodwill	Indefinite	165,123	—	165,412	—
Trademarks and trade names	Indefinite	60,938	—	61,176	—

Total with indefinite lives		226,061	—	226,588	—

Total intangible assets		$341,870	$27,130	$342,770	$19,258

Amortization expense for these intangible assets included in the Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Amortization expense	$4,224	$2,125	$8,190	$3,992

NOTE 7: DEBT

Debt consisted of the following:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Revolving credit facility borrowings	$235,000	$228,200
Term loans	288,750	296,250
Debt and capital lease obligation of PBL	512	5,912

Total debt	524,262	530,362
Less current maturities	(15,000)	(20,348)

Long-term debt, net of current maturities	$509,262	$510,014

Weighted average interest rate at end of period	2.74%	2.85%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2011 and June 30, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

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

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of June 30, 2012, the Company had the ability to borrow an additional $57.6 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

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

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter. See also discussion of modification of this financial covenant below under August 2012 Amendment of Senior Credit Facilities.

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of June 30, 2012. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

August 2012 Amendment of Senior Credit Facilities. On August 3, 2012, the senior credit facilities were amended to modify the maximum leverage ratio financial covenant, as defined above. The revised maximum leverage ratio covenant is set at 4.25 from September 30, 2012 through December 31, 2012, 4.00 through June 30, 2013, 3.75 through December 31, 2013, 3.50 through September 30, 2014, 3.25 through March 31, 2015, and 3.00 thereafter. Certain other minor modifications to the credit agreement were made. The Company expects to incur fees and expenses of approximately $1.3 million in conjunction with this amendment.

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

Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of June 30, 2012 we have repaid all of PBL’s bank debt. PBL’s outstanding bank debt was classified as current as of December 31, 2011 on the Consolidated Balance Sheet.

NOTE 8: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees in the U.S. The U.S. plan was frozen effective January 1, 2007. The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended June 30,
	2012	2011	2012	2011
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,017	$864	$89	$65
Interest cost	2,689	2,800	441	493
Expected return on plan assets	(3,574)	(3,490)	—	—
Amortization of net actuarial losses	1,813	1,074	326	218

Total net periodic benefit cost	$1,945	$1,248	$856	$776

	Six Months Ended June 30,
	2012	2011	2012	2011
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$2,034	$1,728	$178	$130
Interest cost	5,378	5,600	882	986
Expected return on plan assets	(7,148)	(6,980)	—	—
Amortization of net actuarial losses	3,626	2,148	652	436

Total net periodic benefit cost	$3,890	$2,496	$1,712	$1,552

The Company expects to contribute between $16 million and $18 million to its pension plans in 2012, including a voluntary contribution to the U.S. pension plan of $10 million.

NOTE 9: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are as follows:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Product warranty reserves	$1,957	$1,539
Letters of credit outstanding	6,613	6,488
Other financial guarantees	2,652	3,470

Total financial guarantees and commitments	$11,222	$11,497

See also Note 7 regarding guarantees of debt.

NOTE 10: CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation, and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of June 30, 2012 and December 31, 2011, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

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

NOTE 11: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2012	2011	2012	2011
Shares for basic per share computation – weighted average common shares outstanding	49,110	48,694	49,071	48,533
Dilutive effect of common stock equivalents	729	830	770	791

Shares for diluted per share computation	49,839	49,524	49,841	49,324

Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out–of–the–money	1,895	1,414	1,663	1,225

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	202	153	202	153

The allocation of undistributed earnings (net income) to the participating securities under the two class method had no effect on the calculation of earnings per share.

NOTE 12: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
SARs granted (number of shares)	577	475
RSUs granted (number of shares)	117	111
Aggregate fair value; SARs granted	$4,574	$3,496
Aggregate fair value; RSUs granted	$1,957	$1,684

The SARs and RSUs granted in 2012 and 2011 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs issued in the periods indicated:

	2012	2011
Estimated average life	6 years	6 years
Risk-free interest rate	0.96%-1.2%	2.4%-2.5%
Expected and weighted average volatility	49.6%	48.4%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$16.68	$15.10
Weighted average grant date fair value	$7.93	$7.35

As of June 30, 2012, the total unrecognized stock-based compensation expense related to previously granted awards was $9.6 million. The weighted average period over which this expense is expected to be recognized is 27 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

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

The Company’s FRAG segment (Farm, Ranch, and Agriculture) manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our FRAG customers through our sales and distribution network. The FRAG segment currently includes the operations of SpeeCo, Woods/TISCO, and a portion of the PBL business.

The Company also operates a concrete cutting and finishing equipment business that represented 2.9% of consolidated sales for the six months ended June 30, 2012, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction equipment market.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions including accounting, banking, our continuous improvement program, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include the facility closure and restructuring costs recognized in 2012 within this Corporate and Other category, because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents selected financial information by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Sales:
FLAG	$166,280	$178,919	$327,899	$333,963
FRAG	66,342	15,995	123,946	35,154
Corporate and Other	6,437	6,423	13,523	13,094

Total sales	$239,059	$201,337	$465,368	$382,211

Operating income (loss):
FLAG	$29,295	$30,736	$57,051	$62,373
FRAG	(941)	151	(4,680)	1,290
Corporate and Other	(4,523)	(6,069)	(14,968)	(11,003)

Operating income	$23,831	$24,818	$37,403	$52,660

Depreciation and amortization:
FLAG	$6,807	$5,821	$13,440	$11,232
FRAG	4,213	1,518	8,338	3,064
Corporate and Other	405	267	1,204	576

Depreciation and amortization	$11,425	$7,606	$22,982	$14,872

Acquisition accounting effects:
FLAG	$1,034	$1,229	$2,021	$1,953
FRAG	3,265	1,389	6,638	2,778
Corporate and Other	—	—	—	—

Acquisition accounting effects	$4,299	$2,618	$8,659	$4,731

(Amounts in thousands)	FLAG	FRAG	Corporate and Other	Total
Goodwill:
December 31, 2011	$66,223	$99,176	$13	$165,412
Current period acquisitions	—	—	—	—
Effect of changes in foreign currency translation rates	(234)	(54)	(1)	(289)

June 30, 2012	$65,989	$99,122	$12	$165,123

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Interest paid	$8,109	$9,452
Income taxes paid, net	10,357	10,331

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The fair value of the senior credit facility principal outstanding is determined by reference to prices of recent transactions for similar debt. Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value, as determined by reference to quoted terms for similar instruments. The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments.

The estimated fair values of the senior credit facility loans at June 30, 2012 and December 31, 2011 are presented below.

	June 30, 2012		December 31, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility loans	$523,750	$522,441	$524,450	$521,828

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

The Company manages a portion of foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into net earnings when the contracts mature and the Company settles the hedged payment. The classification of effective hedge results is the same in the Consolidated Statements of Income as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

As of June 30, 2012, the cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheet was $0.3 million. As of December 31, 2011, the cumulative unrealized pre-tax loss on these contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheet was $0.5 million.

Amounts recognized in cost of sales in the Consolidated Statements of Income at the maturity of the related foreign currency derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Gain (loss) on foreign currency derivative financial instruments	$(74)	$373	$(78)	$702

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through June 30, 2012, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $43.6 million at June 30, 2012 and $37.5 million at December 31, 2011.

Derivative Financial Instruments and Interest Rates. In the first six months of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B that capped the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. During the third quarter of 2011, following the Fourth Amendment and Restatement of our senior credit facilities, we terminated these interest rate cap contracts with a charge to expense of $0.1 million. The Fourth Amendment and Restatement of our senior credit facilities includes a similar requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. This cap is designated as a cash flow hedge and is recorded on the Consolidated Balance Sheets at fair value. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. Through June 30, 2012, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. Derivatives held by the Company are summarized as follows:

	Carrying Value on Balance	Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3
June 30, 2012:
Interest rate hedge agreements	$(3,097)	$—	$(3,097)	$—
Foreign currency hedge agreements	(346)	—	(346)	—

December 31, 2011:
Interest rate hedge agreements	$(1,303)	$—	$(1,303)	$—
Foreign currency hedge agreements	(505)	—	(505)	—

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

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The carrying values as of June 30, 2012 are included in accumulated other comprehensive loss on the Consolidated Balance Sheet and are expected to be recognized in the Consolidated Statements of Income within the next twelve months.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and footnotes included elsewhere in this report.

Consolidated Operating Results for the Current Quarter

	Three Months Ended June 30,
(Amounts in millions)	2012	2011	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$239.1	$201.3	$37.7
				(18.3)	Sales volume, excluding acquisitions
				54.7	Acquired sales volume
				5.4	Selling price and mix
				(4.1)	Foreign currency translation

Gross profit	68.1	64.2	3.9
Gross margin	28.5%	31.9%		9.0	Sales volume
				5.4	Selling price and mix
				(5.9)	Product cost and mix
				(2.2)	Incremental freight charges
				(1.7)	Acquisition accounting effects
				(0.7)	Foreign currency translation

SG&A	42.6	39.4	3.2
As a percent of sales	17.8%	19.6%		7.1	Incremental SG&A of acquisitions
				0.2	Compensation expense
				(2.4)	Professional services
				(1.3)	Advertising
				(1.1)	Foreign currency translation
				0.7	Other, net

Facility closure and restructuring costs	1.7	—	1.7

Operating income	23.8	24.8	(1.0)
Operating margin	10.0%	12.3%		3.9	Increase in gross profit
				(3.2)	Increase in SG&A
				(1.7)	Facility closure and restructuring costs

Net income	$13.1	$13.8	$(0.7)
				(1.0)	Decrease in operating income
				0.6	Decrease in net interest expense
				0.2	Change in other income (expense)
				(0.4)	Increase in income tax provision

Sales in the three months ended June 30, 2012 increased by $37.7 million (18.7%) from the same period in 2011, due to increased unit volume from recent acquisitions and improved average selling prices and product mix. We report all incremental sales attributable to acquisitions made within the last twelve months as unit volume increase. The recent acquisitions of PBL and Woods/TISCO contributed $54.7 million in incremental sales volume in the three months ended June 30, 2012. Excluding the effect of these acquisitions, unit sales volume decreased by $18.3 million, or 9.1%. Higher average selling prices of $5.4 million were primarily attributable to pricing actions we implemented in our FLAG segment for select markets. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $4.1 million in the current quarter compared to the second quarter of 2011, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro. International sales decreased by $21.0 million (14.6%), while domestic sales increased by $4.0 million (7.0%), both exclusive of sales from recent acquisitions. Overall, including incremental sales from recently acquired businesses, FLAG segment sales decreased $12.6 million (7.1%), FRAG segment sales increased $50.3 million (314.8%), and sales of concrete cutting and finishing products were flat.

Gross profit increased by $3.9 million (6.1%) from the second quarter of 2011 to the second quarter of 2012. Gross profit on higher unit sales volume of $9.0 million, including incremental volume from recent acquisitions, along with $5.4 million in higher average selling prices and product mix, contributed to the increase. Partially offsetting these increases were higher product cost and mix of $5.9 million, $2.2 million of above normal freight costs related to our SpeeCo business unit in the FRAG segment, and an increase of $1.7 million in non-cash charges for acquisition accounting. See discussion below regarding the increased freight costs under Farm, Ranch, and Agriculture Segment within Segment Results. The increase in product cost and mix during the three months ended June 30, 2012 was driven by increased re-work and warranty costs on certain newly introduced SpeeCo products, estimated at $2.6 million, higher average steel costs, estimated at $0.7 million on a comparable basis, and by production and distribution inefficiencies incurred during consolidation of our assembly and distribution centers in Golden, CO and in Kansas City, MO to our new assembly and distribution center in Kansas City, MO.

Acquisition accounting effects increased because the second quarter of 2012 includes the effects from PBL and Woods/TISCO, whereas the second quarter of 2011 does not. Acquisition accounting effects are expected to total $16.0 million for the full year of 2012 compared with $15.9 million for the full year of 2011.

Fluctuations in currency exchange rates reduced our gross profit in the second quarter of 2012 compared to the second quarter of 2011 by an estimated $0.7 million. Gross margin in the second quarter of 2012 was 28.5% of sales compared to 31.9% in the second quarter of 2011. Our gross margin has decreased over the last two years primarily due to the businesses we acquired in 2010 and 2011, which have lower gross margins than the gross margins of our historical businesses. Excluding SpeeCo, KOX, PBL, and Woods/TISCO, our gross margin would have been 35.2% in the second quarter of 2012 compared with 34.0% in the second quarter of 2011. Our strategies are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to their manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs, all in an effort to increase gross margins of these recently acquired business units over time. In addition, the acquisition accounting effects will gradually diminish over time with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins over time.

SG&A was $42.6 million in the second quarter of 2012, compared to $39.4 million in the second quarter of 2011, representing an increase of $3.2 million (8.2%). As a percentage of sales, SG&A decreased from 19.6% in the second quarter of 2011 to 17.8% in the second quarter of 2012. Incremental SG&A expense incurred at our recent acquisitions added $7.1 million in the second quarter of 2012. Excluding SG&A of recent acquisitions, compensation expense for the second quarter increased by $0.2 million on a comparative basis, reflecting annual merit increases and increased headcount partially offset by a reduction in accruals for incentive compensation plans. Costs for professional services were $2.4 million lower in the second quarter of 2012 compared with the second quarter of 2011 as we had a significantly higher level of due diligence activities and legal services related to pending acquisitions in the second quarter of 2011 than in the second quarter of 2012. Advertising expense decreased by $1.3 million in the second quarter of 2012 compared with the second quarter of 2011 primarily due to the timing of product introductions and promotion efforts. The stronger U.S. Dollar in the second quarter of 2012 compared with the second quarter of 2011 resulted in a $1.1 million reduction in SG&A from the translation of foreign-based SG&A costs.

During the first half of 2012, we implemented certain actions to further streamline and integrate our operations in the U.S. In Kansas City, MO, we moved into a new, larger North American distribution center, and began the process of closing our previous distribution center in Kansas City, MO. We expect to complete this transition during the third quarter of 2012. In Golden, CO, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City, MO. This transition is largely complete as of June 30, 2012. Direct costs associated with these two actions were $1.7 million in the three months ended June 30, 2012. These costs include temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. We do not expect to incur significant direct costs from these transitions in future periods.

Operating income decreased by $1.0 million from the second quarter of 2011 to the second quarter of 2012, resulting in an operating margin of 10.0% of sales in the current year second quarter compared to 12.3% of sales in the prior year second quarter. The decrease in operating income was due to higher SG&A expenses and facility closure and restructuring costs, partially offset by increased gross profit.

Interest expense was $4.3 million in the second quarter of 2012 compared to $4.9 million in the second quarter of 2011. The decrease was due to lower average interest rates on our debt, partially offset by higher average debt balances outstanding in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in June 2011. The weighted average interest rate on our outstanding debt was 2.74% as of June 30, 2012 compared with 5.14% as of June 30, 2011.

Net income in the second quarter of 2012 was $13.1 million, or $0.26 per diluted share, compared to $13.8 million, or $0.28 per diluted share, in the second quarter of 2011.

Consolidated Year-to-Date Operating Results

Six Months Ended June 30,
(Amounts in millions)	2012	2011	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$465.4	$382.2	$83.2
				(31.3)	Sales volume, excluding acquisitions
				107.5	Acquired sales volume
				11.9	Selling price and mix
				(4.9)	Foreign currency translation

Gross profit	130.7	124.2	6.5
Gross margin	28.1%	32.5%		12.9	Sales volume
				11.9	Selling price and mix
				(7.8)	Product cost and mix
				(4.1)	Incremental freight charges
				(1.0)	Facility closure costs
				(3.9)	Acquisition accounting effects
				(1.5)	Foreign currency translation

SG&A	87.7	71.6	16.2
As a percent of sales	18.9%	18.7%		14.7	Incremental SG&A of acquisitions
				2.3	Compensation expense
				1.0	Employee benefits
				(1.9)	Professional services
				1.0	Travel and employee relocation
				(1.3)	Foreign currency translation
				0.4	Other, net

Facility closure and restructuring costs	5.6	—	5.6

Operating income	37.4	52.7	(15.3)
Operating margin	8.0%	13.8%		6.5	Increase in gross profit
				(16.2)	Increase in SG&A
				(5.6)	Facility closure and restructuring costs

Net income	$19.0	$29.4	$(10.4)
				(15.3)	Decrease in operating income
				1.0	Decrease in net interest expense
				0.4	Change in other income (expense)
				3.5	Decrease in income tax provision

Sales in the six months ended June 30, 2012 increased by $83.2 million (21.8%) from the same period in 2011, due to increased unit volume from recent acquisitions and improved average selling prices and product mix. We report all incremental sales attributable to acquisitions made within the last twelve months as unit volume increase. The recent acquisitions of KOX, PBL, and Woods/TISCO contributed $107.5 million in incremental sales volume in the six months ended June 30, 2012. Excluding the effect of these acquisitions, unit sales volume decreased by $31.3 million, or 8.2%. Higher average selling prices of $11.9 million were primarily attributable to pricing actions we implemented in our FLAG segment for select markets. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $4.9 million in the first six months of 2012 compared to the first six months of 2011, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro. International sales decreased by $23.5 million (8.9%), while domestic sales decreased by $0.9 million (0.8%), both exclusive of sales from recent acquisitions. Overall, including incremental sales from recently acquired businesses, FLAG sales decreased $6.1 million (1.8%), FRAG sales increased $88.8 million (252.6%), and sales of concrete cutting and finishing products were up 3.3%.

Gross profit increased by $6.5 million (5.2%) from the first six months of 2011 to the first six months of 2012. Gross profit on higher unit sales volume of $12.9 million, including incremental volume from recent acquisitions, along with $11.9 million in higher average selling prices and product mix, contributed to the increase. Partially offsetting these increases were higher product cost and mix of $7.8 million, $4.1 million of above normal freight costs related to our SpeeCo business unit in the FRAG segment, $1.0 million in facility closure costs, and an increase of $3.9 million in non-cash charges for acquisition accounting. See discussion below regarding the increased freight costs under Farm, Ranch, and Agriculture Segment within Segment Results. The increase in product cost and mix was driven by increased re-work and warranty costs on certain newly introduced SpeeCo products, estimated at $2.8 million, higher average steel costs, estimated at $2.5 million on a comparable basis, and by production and distribution inefficiencies incurred during the consolidation of our assembly and distribution centers in Golden, CO and in Kansas City, MO to our new assembly and distribution center in Kansas City, MO.

Acquisition accounting effects increased because the first six months of 2012 include acquisition accounting effects for PBL and Woods/TISCO, whereas the first six months of 2011 do not.

Fluctuations in currency exchange rates reduced our gross profit in the first six months of 2012 compared to the first six months of 2011 by $1.5 million. Gross margin in the first six months of 2012 was 28.1% of sales compared to 32.5% in the first six months of 2011. Our gross margin has decreased over the last two years primarily due to the businesses we acquired in 2010 and 2011, which have lower gross margins than the gross margin of our historical businesses. Excluding SpeeCo, KOX, PBL, and Woods/TISCO, our gross margin would have been 35.3% for the first half of 2012 compared with 34.7% in the first half of 2011. Our strategies are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to their manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs, all in an effort to increase gross margins of these recently acquired business units over time. In addition, the acquisition accounting effects will gradually diminish over time with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins over time.

SG&A was $87.7 million in the first six months of 2012, compared to $71.6 million in the first six months of 2011, representing an increase of $16.2 million (22.6%). As a percentage of sales, SG&A increased slightly from 18.7% in the first six months of 2011 to 18.9% in the first six months of 2012. Incremental SG&A expense incurred at our recent acquisitions added $14.7 million in the first six months of 2012. Compensation expense for the six months increased by $2.3 million on a comparative basis, reflecting annual merit increases and increased headcount, partially offset by a reduction in accruals for incentive compensation plans. Costs of employee benefit programs reported in SG&A increased by $1.0 million, primarily due to increased amortization of actuarial losses caused by the decrease in discount rates used to measure our accumulated benefit obligations at the end of 2011. Costs for professional services were $1.9 million lower in the first six months of 2012 compared with the first six months of 2011 as our level of acquisition activity has significantly decreased. Employee travel and relocation expenses increased by $1.0 million in the first six months of 2012 compared to the first six months of 2011. The stronger U.S. Dollar in the first six months of 2012 compared with the first six months of 2011 resulted in a $1.3 million reduction in SG&A from the translation of foreign-based SG&A costs.

During the first half of 2012, we implemented certain actions to further streamline and integrate our operations in the U.S. In Kansas City, MO, we moved into a new, larger North American distribution center, and began the process of closing our previous distribution center in Kansas City, MO. In Golden, CO, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City, MO. Direct costs associated with these actions were $6.6 million in the six months ended June 30, 2012. These costs include lease exit costs, charges to expense the book value of certain assets located in Golden, CO that will not be utilized in Kansas City, MO, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million are reported in cost of sales in the Consolidated Statements of Income for the six months ended June 30, 2012. We do not expect to incur significant direct costs from these transitions in future periods.

Operating income decreased by $15.3 million from the first six months of 2011 to the first six months of 2012, resulting in an operating margin of 8.0% of sales compared to 13.8% of sales in the prior year six month period. The decrease was due to higher SG&A expenses and facility closure and restructuring costs, partially offset by increased gross profit.

Interest expense was $8.7 million in the first six months of 2012 compared to $9.8 million in the first six months of 2011. The decrease was due to lower average interest rates on our debt, partially offset by higher average debt balances outstanding in the comparable periods.

Net income in the first six months of 2012 was $19.0 million, or $0.38 per diluted share, compared to $29.4 million, or $0.60 per diluted share, in the first six months of 2011.

The following table summarizes our income tax provisions in 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Income before income taxes	$19,674	$19,908	$28,841	$42,714
Provision for income taxes	6,573	6,156	9,859	13,340

Effective tax rate	33.4%	30.9%	34.2%	31.2%

The effective tax rate for the second quarter and year-to-date periods of 2012 was slightly lower than the federal statutory rate of 35% primarily due to the favorable effects of foreign income taxes and the domestic production deduction, partially offset by state income taxes. The impact of foreign income taxes reduced our effective tax rate as our foreign operations are generally subject to lower statutory tax rates than are our U.S. operations. Our benefit from the domestic production deduction is projected to increase in 2012 due to the acquisition of Woods/TISCO. The effective tax rate for the second quarter and year-to-date periods of 2011 was lower than the federal statutory rate of 35% primarily due to favorable effects from foreign income taxes, partially offset by state income tax expense.

Sales Order Backlog.

Consolidated sales order backlog at June 30, 2012 was $191.0 million compared to $231.7 million at March 31, 2012, and $211.3 million at December 31, 2011. The decrease in backlog during 2012 reflects softening of demand for our products in Europe and the Asia-Pacific region, and seasonal ordering patterns for some of our product lines and customers.

Segment Results.

The following table reflects segment sales and operating results for the comparable periods of 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Sales:
FLAG	$166,280	$178,919	$327,899	$333,963
FRAG	66,342	15,995	123,946	35,154
Corporate and Other	6,437	6,423	13,523	13,094

Total sales	$239,059	$201,337	$465,368	$382,211

Operating income (loss):
FLAG	$29,295	$30,736	$57,051	$62,373
FRAG	(941)	151	(4,680)	1,290
Corporate and Other	(4,523)	(6,069)	(14,968)	(11,003)

Operating income	$23,831	$24,818	$37,403	$52,660

Forestry, Lawn, and Garden Segment. The FLAG segment consists of the operations of the Company that have historically served the FLAG markets, as well as KOX, acquired in March 2011, and the FLAG portion of PBL, acquired in August 2011. The following table reflects the factors contributing to the change in sales and operating income in the FLAG segment between the comparable periods of 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2011 reporting periods	$178,919	$30,736	$333,963	$62,373
Unit sales volume, excluding acquisitions	(17,120)	(5,744)	(27,974)	(12,299)
Selling price and mix	4,173	4,173	10,263	10,263
Product cost and mix	—	(2,350)	—	(2,907)
Acquired sales volume	4,142	1,330	16,282	4,042
SG&A expense, excluding acquisitions	—	1,163	—	(1,974)
Incremental SG&A of acquisitions	—	(698)	—	(2,334)
Change in acquisition accounting effects	—	195	—	(68)
Foreign currency translation	(3,834)	490	(4,635)	(45)

2012 reporting periods	$166,280	$29,295	$327,899	$57,051

Sales in the FLAG segment decreased $12.6 million, or 7.1%, from the second quarter of 2011 to the second quarter of 2012 and decreased $6.1 million, or 1.8%, on a year-to-date basis. The acquisitions of KOX in March 2011 and the FLAG portion of the PBL business in August 2011 contributed $4.1 million of incremental sales volume in the second quarter of 2012, and $16.3 million of incremental sales volume in the year-to-date period. Excluding the effect of these acquisitions, unit sales volume decreased by $17.1 million, or 9.6%, in the second quarter of 2012 and by $28.0 million, or 8.4%, on a year-to-date basis. The lower unit sales volume is primarily due to reduced demand for our products in certain geographic regions as described below. Changes in average selling prices and product mix increased FLAG sales revenue by $4.2 million in the quarter and by $10.3 million on a year-to-date basis, reflecting selected pricing actions. The translation of foreign currency-denominated sales transactions decreased FLAG sales by $3.8 million in the quarter and by $4.6 million on a year-to-date basis, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro.

Excluding the effects of recent acquisitions, sales of forestry products were down 13.3% in the quarter and 8.3% on a year-to-date basis. Sales of lawn and garden products were up 14.5% in the quarter and 2.1% on a year-to-date basis. Excluding the effects of recent acquisitions, sales to OEMs were up 1.5% while sales to the replacement market decreased by 13.2% in the quarter. On a year-to-date basis, sales to OEMs were up 3.1% while sales to the replacement market decreased by 10.1%. Excluding acquisitions, FLAG sales decreased in Europe by 25.8% in the comparable second quarter periods and by 14.7% on a year-to-date basis, due to the current economic weakness and uncertainty in that region. FLAG sales increased in North America by 8.6% in the quarter and by 1.5% on a year-to-date basis. FLAG sales decreased in the Asia-Pacific region by 3.4% in the quarter and by 9.3% on a year-to-date basis, as economic conditions in that region have been weak. FLAG sales decreased in South America by 3.9% in the quarter and increased by 10.0% on a year-to-date basis, but these comparisons are affected by a significant change in currency exchange rates between the periods. Excluding the effects of both currency and acquisitions, FLAG sales in South America increased by 13.1% in the second quarter and by 16.8% on a year-to-date basis.

Sales order backlog for the FLAG segment at June 30, 2012 was $170.8 million compared to $206.3 million at March 31, 2012 and $182.4 million at December 31, 2011. The reduction in sales order backlog reflects reduced demand for our FLAG products, primarily in Europe, due to the current weak economic conditions and uncertainty in that region.

Contribution to operating income from the FLAG segment decreased $1.4 million, or 4.7%, from the second quarter of 2011 to the second quarter of 2012. Contribution to operating income from the FLAG segment decreased $5.3 million, or 8.5%, on a year-to-date basis. Average selling price and mix improvements positively affected the FLAG contribution to operating income. Lower unit sales volume and increased product cost and mix reduced the FLAG contribution to operating income in both the three and six month comparable periods. Contributing to the higher product costs were increased steel costs estimated at $0.7 million in the quarter and $2.5 million on a year-to-date basis. SG&A expense was $0.5 million lower in the second quarter and $4.3 million higher on a year-to-date basis, including SG&A of recent acquisitions of $0.7 million in the quarter and $2.3 million in the six month period.

Farm, Ranch, and Agriculture Segment. The FRAG segment results in the first half of 2011 include the activity of SpeeCo only. The FRAG segment results in the first half of 2012 include the activity of SpeeCo, Woods/TISCO, acquired in September 2011, and the FRAG portion of PBL, acquired in August 2011. The following table reflects the factors contributing to the change in sales and operating income in the FRAG segment between the comparable periods of 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)	Sales	Contribution to Operating Income (Loss)
2011 reporting periods	$15,995	$151	$35,154	$1,290
Unit sales volume and mix, excluding acquisitions	(1,208)	(531)	(3,654)	(1,325)
Selling price and mix	1,034	1,034	1,195	1,195
Product cost and mix	—	(3,769)	—	(4,785)
Incremental freight charges	—	(2,189)	—	(4,093)
Acquired sales volume	50,521	13,898	91,251	22,128
SG&A expense, excluding acquisitions	—	(1,231)	—	(2,883)
Incremental SG&A of acquisitions	—	(6,428)	—	(12,347)
Increase in acquisition accounting	—	(1,876)	—	(3,860)

2012 reporting periods	$66,342	$(941)	$123,946	$(4,680)

Sales in the FRAG segment increased $50.3 million, or 315% from the second quarter of 2011 to the second quarter of 2012, driven by the recent acquisitions. On a year-to-date basis, sales in the FRAG segment increased $88.8 million, or 253%, also driven by the recent acquisitions. Woods/TISCO contributed incremental sales of $47.4 million in the second quarter and $84.5 million on a year-to-date basis. The FRAG portion of PBL contributed incremental sales of $3.1 million in the second quarter of 2012 and $6.8 million on a year-to-date basis.

SpeeCo sales decreased by $0.2 million in the second quarter of 2012 compared with the second quarter of 2011, and by $2.5 million on a year-to-date basis, due to reduced unit sales volume, partially offset by improved average pricing and product mix. Reduced unit sales volume at SpeeCo resulted primarily from problems with certain suppliers in delivering component parts on a timely basis and above average temperatures, particularly in the Northeastern U.S., which has reduced demand for log splitters.

During the first half of 2012, due to difficulty in obtaining certain component parts from suppliers on a timely basis, we have been unable to meet all of our customer demand for SpeeCo’s products, resulting in delayed and potentially lost sales. During the second quarter, we have made progress in reducing our accumulated backorders and in improving customer service levels, but we continue to have an above normal level of past due orders for certain products sold by SpeeCo. Deliveries from vendors have improved during the second quarter of 2012; however, such deliveries have not yet reached a sufficient level to meet all of our customer demand. We expect such delivery problems will be resolved later in the year from increased vendor deliveries of components and from the seasonal reduction in orders that normally occurs for these products in the fourth quarter of each year.

Sales order backlog for the FRAG segment at June 30, 2012 was $19.9 million compared to $24.7 million at March 31, 2012 and $28.3 million at December 31, 2011. The decrease in sales order backlog of the FRAG segment is primarily attributable to seasonal ordering patterns in the farm, ranch, and agriculture markets.

The contribution to operating income (loss) from the FRAG segment was a loss of $0.9 million in the second quarter of 2012 compared to income of $0.2 million in the second quarter of 2011. The contribution to operating income (loss) from the FRAG segment was a loss of $4.7 million on a year-to-date basis in 2012 compared to income of $1.3 million on a year-to-date basis in 2011. Increased unit sales volume, including sales of recently acquired businesses, added $13.4 million to contribution to operating income of the FRAG segment in the second quarter of 2012 compared with the second quarter of 2011, and added $20.8 million in the first half of 2012 compared with the first half of 2011. However, the benefit from increased unit sales volume in both comparable periods was more than offset by higher product costs; increased freight costs incurred to expedite deliveries of component parts from suppliers in China (see further discussion below); increased SG&A expenses, including incremental SG&A expense of acquired businesses of $6.4 million in the quarter and $12.3 million year-to-date; and increased acquisition accounting effects of $1.9 million in the quarter and $3.9 million year-to-date. The higher product costs are largely attributable to increased re-work and warranty costs on certain newly introduced SpeeCo products, estimated at $2.6 million in the three months and $2.8 million in the six months ended June 30, 2012, as well as production and distribution inefficiencies incurred during the relocation from our assembly and distribution center in Golden, CO to our new assembly and distribution center in Kansas City, MO.

Most of SpeeCo’s supply chain begins with unaffiliated factories in China. Under normal circumstances, component parts and resale products are shipped to our U.S. assembly and distribution center via ocean transport, which takes several weeks for delivery. During the first half of 2012, due to problems with obtaining certain components on a timely basis from certain of these suppliers, we fell behind on deliveries to our customers. In order to minimize service disruption to our customers, we elected to incur higher air freight costs to expedite the delivery of components from China to our distribution center in the U.S., where the component parts are assembled and the finished products are shipped to our customers. We expect these higher freight costs to continue at a reduced level during the third quarter of 2012, and do not expect such higher costs to continue after the third quarter of 2012. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities, which are included in the Corporate and Other category.

Corporate and Other. In the second quarter of 2012, sales of concrete cutting products were flat compared with the second quarter of 2011. On a year-to-date basis, sales of concrete cutting products increased 3.3% in 2012 compared with 2011, reflecting higher unit sales volume in the U.S.

The net operating loss in the Corporate and Other category decreased by $1.5 million in the quarter but increased by $4.0 million on a year-to-date basis. Contribution to operating income from the concrete cutting and finishing business increased by $0.5 million from the second quarter of 2011 to the second quarter of 2012, driven by a higher gross margin and lower SG&A expenses. The contribution to operating income from the concrete cutting and finishing business increased by $0.7 million on a year-to-date basis due to higher unit sales volume, increased gross margin, and lower SG&A expenses. For the comparable quarters, Corporate compensation expense decreased by $0.4 million, reflecting reduced accruals for incentive compensation plans partially offset by increased stock compensation expense. On a year-to-date basis, Corporate compensation expense decreased $0.1 million. Expenses for Corporate professional services decreased by $2.2 million in the second quarter and decreased by $2.3 million on a year-to-date basis, reflecting reduced activity in our current year acquisition program. Partially offsetting these favorable factors were facility closure and restructuring costs of $1.7 million in the quarter and $5.6 million on a year-to-date basis.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Revolving credit facility borrowings	$235,000	$228,200
Term loans	288,750	296,250
Debt and capital lease obligation of PBL	512	5,912

Total debt	524,262	530,362
Less current maturities	(15,000)	(20,348)

Long-term debt, net of current maturities	$509,262	$510,014

Weighted average interest rate at end of period	2.74%	2.85%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of June 30, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of June 30, 2012, the Company had the ability to borrow an additional $57.6 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

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

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2012, 3.75 through December 31, 2012, 3.50 through September 30, 2013, 3.25 through March 31, 2014, and 3.00 thereafter. See also discussion of modification of this financial covenant below under August 2012 Amendment of Senior Credit Facilities.

The status of financial covenants was as follows:

Financial Covenants	Requirement	As of June 30, 2012
Minimum fixed charge coverage ratio	1.15	1.33
Maximum leverage ratio	4.00	3.61

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of June 30, 2012. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

August 2012 Amendment of Senior Credit Facilities. On August 3, 2012, the senior credit facilities were amended to modify the maximum leverage ratio financial covenant, as defined above. The revised maximum leverage ratio covenant is set at 4.25 from September 30, 2012 through December 31, 2012, 4.00 through June 30, 2013, 3.75 through December 31, 2013, 3.50 through September 30, 2014, 3.25 through March 31, 2015, and 3.00 thereafter. Certain other minor modifications to the credit agreement were made. The Company expects to incur fees and expenses of approximately $1.3 million in conjunction with this amendment.

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

Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There were no changes to these ratings during the six months ended June 30, 2012. As of June 30, 2012, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Stable
General credit rating	BB-/Stable	Ba3/Stable

Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of June 30, 2012, we have repaid all of PBL’s bank debt.

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

Cash and cash equivalents at June 30, 2012 were $50.6 million compared to $62.1 million at December 31, 2011. As of June 30, 2012, $38.0 million of our cash and cash equivalents was held at our foreign locations. The potential repatriation of this cash to the U.S. under current U.S. income tax law would result in the payment of significant U.S. taxes. It is the intention of management for this cash to remain at our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, foreign acquisitions, and additions to property, plant, and equipment at foreign locations.

Cash provided by operating activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Net income	$18,982	$29,374
Non-cash items	24,674	18,538

Subtotal	43,656	47,912
Changes in assets and liabilities, net	(23,236)	(7,201)
Discontinued operations	—	5

Net cash provided by operating activities	$20,420	$40,716

Non-cash items in the preceding table consist of depreciation; amortization; stock compensation expense; the tax effects of stock-based compensation; deferred income taxes; and other non-cash items.

During the first six months of 2012, operating activities provided $20.4 million of cash. Net income plus non-cash items totaled $43.7 million in the first six months of 2012, reflecting reduced net income compared with the first six months of 2011, partially offset by higher non-cash items. The increased in non-cash items in 2012 is primarily due to $3.7 million of increased depreciation expense from recent acquisitions and additions to property, plant, and equipment, and $4.4 million of increased amortization of intangible assets related to recent acquisitions. The net change in working capital components and other assets and liabilities during the 2012 period used $23.2 million in cash.

Accounts receivable increased by $5.7 million during the first half of 2012, primarily due to a $4.7 million increase at Woods/TISCO. Woods/TISCO typically offers its agriculture attachment dealers extended payment terms covering the spring and early summer selling season thereby encouraging stocking of products by such dealers. These payment terms include a sliding scale of cash discounts that decrease the discount percentage over the extended payment term. This program is customary in the industry and we expect the Woods/TISCO receivables balance to decrease and normalize during the third quarter of 2012.

Inventories increased by $26.9 million during the first half of 2012, including $18.5 million in the FLAG segment and by $8.0 million in the FRAG segment. The increase in FLAG inventories is primarily due to our unit sales volume being lower than planned during the first half of 2012, and our production and purchasing volumes exceeding shipment volumes. In addition, we have intentionally increased our safety stocks of certain inventory items in Europe in an effort to improve customer deliveries and service levels in that region. During the third quarter of 2012 we are reducing production volumes for certain products in our FLAG segment in order to bring down our inventory balances. However, we expect FLAG inventory levels to remain elevated until the end of 2012. The increase in FRAG inventories is primarily related to the SpeeCo business unit, and is due to an increase in safety stocks built up in anticipation of the transition of warehousing and assembly operations from Golden, CO to Kansas City, MO, as well as the normal seasonal buildup of log splitter inventories in anticipation of the peak selling season in late summer and early fall. In addition, FRAG inventories are increased because actual shipping volume has been lower than expected. We expect FRAG inventory levels to gradually reduce during the second half of 2012.

Partially offsetting the increases in receivables and inventories was a $13.0 million increase in accounts payable, reflecting timing of payments to vendors and suppliers. Cash payments during the first six months of 2012 also included $8.1 million for interest and $10.4 million for income taxes.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trust funds. As of December 31, 2011, our total unfunded post-employment benefit obligation was $94.2 million, of which $42.4 million pertained to our defined benefit pension plans. These obligations are reflected as liabilities on our Consolidated Balance Sheets. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets of the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. The Company expects to contribute between $16 million and $18 million to its defined benefit pension plans during 2012, including a voluntary contribution to the U.S. pension plan of $10 million.

During the first six months of 2011, operating activities provided $40.7 million of cash. Income from continuing operations plus non-cash items totaled $47.9 million in the first six months of 2011. Non-cash items in 2011 included increased amortization expense on intangible assets related to our recent acquisitions and increased stock compensation expense. The net change in working capital components and other assets and liabilities during the 2011 period used $7.2 million in cash. An increase in accounts receivable of $15.7 million, reflecting higher sales levels, as well as a decrease in accrued expenses of $1.8 million, reflecting payment of various year-end accrued liabilities, used cash during the period. These uses were partially offset by a reduction in inventories of $7.2 million, excluding inventory acquired with KOX. Cash payments during the first six months of 2011 also included $9.5 million for interest and $10.3 million for income taxes.

Cash used in investing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Purchases of property, plant, and equipment, net of proceeds from sales of assets	$(26,236)	$(13,522)
Acquisition of KOX, net of cash acquired	—	(14,121)

Net cash used in investing activities	$(26,236)	$(27,643)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. However, during 2011 and 2012 we have been significantly expanding our manufacturing facility in Fuzhou, China, which has led to an increased level of capital expenditures for capacity expansion. During 2012, we expect to invest between $48 million and $50 million for capital expenditures, compared to $40.4 million for the full year in 2011. During the six months ended June 30, 2011, we acquired KOX for a net cash outflow of $14.1 million, as well as common stock valued at $4.7 million (see also Note 2 to the Consolidated Financial Statements included in Item 1).

Cash used in financing activities is summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Net borrowing under revolving credit facility	$6,800	$—
Repayment of term loan principal	(7,500)	(5,125)
Repayment of debt and capital lease obligation of PBL	(5,400)	—
Debt issuance costs	—	(6,509)
Proceeds and tax effects from stock-based compensation	1,542	740

Net cash used in financing activities	$(4,558)	$(10,894)

Cash used in financing activities in the first six months of 2012 consisted of borrowing under our revolving credit facility, scheduled repayments of principal on our term loans, and repayment and cancellation of PBL’s bank debt. Cash used in financing activities in the first six months of 2011 included scheduled repayments of principal on our term loans. We had no balance outstanding under our revolving credit facility during the first half of 2011. We also paid $6.5 million in professional and bank fees in conjunction with the Fourth Amendment and Restatement of our Senior Credit Facilities, which was completed in June 2011, and funded in August 2011.

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

BLOUNT INTERNATIONAL, INC.

Registrant

/s/ Calvin E. Jenness	/s/ Mark V. Allred
Calvin E. Jenness	Mark V. Allred
Senior Vice President and	Vice President and
Chief Financial Officer	Corporate Controller
(Principal Financial Officer)	(Principal Accounting Officer)

Dated: August 7, 2012