Form 10-Q
period 2012-09-30
BLOUNT INTERNATIONAL INC
filed 2012-11-07
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012.

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

As of October 29, 2012 there were 49,083,929 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2012	2011	2012	2011
Sales	$232,736	$212,904	$698,104	$595,115
Cost of sales	169,808	147,344	504,433	405,319

Gross profit	62,928	65,560	193,671	189,796
Selling, general, and administrative expenses	39,662	41,627	127,404	113,203
Facility closure and restructuring charges	802	—	6,400	—

Operating income	22,464	23,933	59,867	76,593
Interest income	36	39	125	171
Interest expense	(4,314)	(4,460)	(13,062)	(14,242)
Other income (expense), net	113	(3,772)	210	(4,067)

Income before income taxes	18,299	15,740	47,140	58,455
Provision for income taxes	6,677	4,935	16,536	18,275

Net income	$11,622	$10,805	$30,604	$40,180

Basic income per share	$0.24	$0.22	$0.62	$0.83
Diluted income per share	$0.23	$0.22	$0.61	$0.81

Weighted average shares used in per share calculations:
Basic	49,236	48,833	49,126	48,633
Diluted	49,913	49,545	49,866	49,345

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Net income	$11,622	$10,805	$30,604	$40,180

Other comprehensive income (loss), before tax:
Unrealized holding losses	(147)	(1,912)	(1,855)	(1,302)
Losses (gains) reclassified to net income	57	(91)	136	(793)

Unrealized losses	(90)	(2,003)	(1,719)	(2,095)
Foreign currency translation adjustment	2,197	(2,879)	(183)	(850)

Other comprehensive income (loss), before tax	2,107	(4,882)	(1,902)	(2,945)
Income tax provision on other comprehensive items	33	1,115	637	1,149

Other comprehensive income (loss), net of tax	2,140	(3,767)	(1,265)	(1,796)

Comprehensive income, net of tax	$13,762	$7,038	$29,339	$38,384

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$45,904	$62,118
Accounts receivable, net	126,620	133,965
Inventories	173,548	149,825
Deferred income taxes	19,546	15,812
Other current assets	24,238	21,618

Total current assets	389,856	383,338

Property, plant, and equipment, net	172,335	155,872
Deferred income taxes	570	589
Intangible assets	146,321	158,085
Goodwill	165,006	165,084
Other assets	22,790	21,239

Total Assets	$896,878	$884,207

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,000	$20,348
Accounts payable	55,855	52,884
Accrued expenses	75,033	72,991
Deferred income taxes	720	1,255

Total current liabilities	146,608	147,478

Long-term debt, excluding current maturities	498,762	510,014
Deferred income taxes	41,592	42,455
Employee benefit obligations	86,927	96,974
Other liabilities	18,187	17,821

Total liabilities	792,076	814,742

Commitments and contingent liabilities

Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,074,973 and 48,814,912 outstanding, respectively	491	488
Capital in excess of par value of stock	604,684	598,689
Accumulated deficit	(429,069)	(459,673)
Accumulated other comprehensive loss	(71,304)	(70,039)

Total stockholders’ equity	104,802	69,465

Total Liabilities and Stockholders’ Equity	$896,878	$884,207

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Cash flows from operating activities:
Net income	$30,604	$40,180
Adjustments to reconcile to net cash provided by operating activities:
Early extinguishment of debt	—	3,871
Depreciation	21,406	16,307
Amortization	12,756	7,845
Stock-based compensation expense	4,225	3,021
Excess tax benefit from stock-based compensation	(1,008)	(722)
Deferred income taxes	900	1,261
Other non-cash items	219	1,328
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,053	(19,477)
(Increase) decrease in inventories	(23,936)	7,776
(Increase) decrease in other assets	(6,950)	1,082
Increase (decrease) in accounts payable	3,124	2,443
Increase (decrease) in accrued expenses	1,500	10,110
Increase (decrease) in other liabilities	(10,986)	(13,972)
Discontinued operations	—	(65)

Net cash provided by operating activities	38,907	60,988

Cash flows from investing activities:
Purchases of property, plant, and equipment	(38,805)	(24,387)
Proceeds from sale of assets	152	197
Acquisitions, net of cash acquired	—	(217,236)

Net cash used in investing activities	(38,653)	(241,426)

Cash flows from financing activities:
Net borrowing under revolving credit facility	50	221,000
Proceeds from term loans	—	300,000
Repayment of term loan principal	(11,250)	(350,000)
Repayment of debt and capital lease obligation of PBL	(5,405)	(1,715)
Debt issuance costs	(1,114)	(6,509)
Excess tax benefit from stock-based compensation	1,008	722
Proceeds from stock-based compensation activity	861	962
Taxes paid under stock-based compensation activity	(98)	(267)

Net cash (used in) provided by financing activities	(15,948)	164,193

Effect of exchange rate changes	(520)	(1,106)

Net decrease in cash and cash equivalents	(16,214)	(17,351)
Cash and cash equivalents at beginning of period	62,118	80,708

Cash and cash equivalents at end of period	$45,904	$63,357

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2011	48,815	$488	$598,689	$(459,673)	$(70,039)	$69,465

Net income				30,604		30,604
Foreign currency translation adjustment					(183)	(183)
Unrealized losses					(1,082)	(1,082)
Stock options, stock appreciation rights, and restricted stock	260	3	1,770			1,773
Stock compensation expense			4,225			4,225

Balance September 30, 2012	49,075	$491	$604,684	$(429,069)	$(71,304)	$104,802

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

The accompanying financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Income Taxes. During the three months ended September 30, 2012, the Company recognized a $1.6 million charge to income tax expense and a related valuation allowance on certain foreign deferred tax assets.

Reclassifications. Certain amounts in the prior period financial statements and footnotes may have been reclassified to conform to the current period presentation. Such reclassifications, if any, have no effect on previously reported net income, comprehensive income, total cash flows, or net stockholders’ equity.

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

2011 Acquisition of KOX

On March 1, 2011, through our indirect wholly-owned subsidiary Blount Netherlands B.V. (“Blount B.V.”), we acquired KOX GmbH and related companies (“KOX”), a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. The acquisition of KOX increased our distribution capabilities and expanded our geographic presence in Europe. KOX has been a customer of Blount for over 30 years and purchased approximately $9.2 million of forestry replacement parts from Blount in 2010.

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

2011 Acquisition of PBL

On August 5, 2011, through our indirect wholly-owned subsidiary Blount Holdings France SAS, we acquired all of the outstanding stock of Finalame SA, which included PBL SAS and related companies (“PBL”). PBL is a manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increased our manufacturing capacity for lawnmower blades, increased our market share for lawnmower blades in Europe and to a lesser extent, North America, and provided an entrance into the agricultural parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico.

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

The initial acquisition accounting for PBL included provisional amounts for inventory obsolescence reserves, income tax accounting, and Value Added Tax (“VAT”) accruals, as we were not able to obtain sufficient details and complete our analysis of these matters at the time of the acquisition. During March and April 2012, we obtained additional details about PBL’s inventory and performed an analysis of obsolescence as of the acquisition date. This analysis supported the recognition of additional obsolescence reserves in the amount of $1.7 million to reduce the acquisition date inventory to fair value. Accordingly, we have revised the Consolidated Balance Sheet as of December 31, 2011 to reflect this adjustment to the PBL acquisition accounting. The effect of this revision was to reduce inventory by $1.7 million, increase goodwill by $1.1 million, and increase current deferred tax assets by $0.6 million as of December 31, 2011.

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

The initial acquisition accounting for Woods/TISCO included provisional amounts for income tax accounting, as we were not able to obtain sufficient details and complete our analysis of these matters at the time of the acquisition. During September 2012, we obtained additional details about deferred income taxes at Woods/TISCO and, accordingly, we have revised the Consolidated Balance Sheet as of December 31, 2011. The effect of the adjustment was to reduce long-term deferred income tax liabilities by $0.4 million, reduce current deferred tax assets by $38 thousand, and reduce goodwill by the net amount of $0.3 million.

Purchase Price Allocations

We allocated the purchase prices to the following assets and liabilities based on their estimated fair values.

(Amounts in thousands)	Woods/TISCO	PBL	KOX
Cash	$230	$1,275	$5,126
Accounts receivable	34,784	5,109	3,365
Inventories	38,512	9,729	8,879
Current intangible assets subject to amortization	—	157	—
Current deferred tax assets	3,716	608	—
Other current assets	3,057	1,162	268
Property, plant, and equipment	19,259	13,041	383
Non-current deferred tax assets	1,943	378	—
Non-current intangible assets subject to amortization	52,400	5,612	4,594
Non-current intangible assets with indefinite lives	44,330	470	5,241
Goodwill	54,846	3,301	3,709
Other non-current assets	3,474	—	—

Total assets acquired	256,551	40,842	31,565

Current liabilities	19,319	11,065	4,793
Long-term debt	—	13,304	—
Non-current deferred income tax liability	41,510	609	2,836
Other non-current liabilities	5,220	1,620	—

Total liabilities assumed	66,049	26,598	7,629

Acquisition price	$190,502	$14,244	$23,936

Goodwill deductible for income tax purposes	$9,255	$—	$—

The operating results of acquisitions are included in the Consolidated Statements of Income from the acquisition dates forward. Acquisition accounting effects include non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects do not include transaction costs associated with the acquisitions, which are expensed as incurred. The Company expects to recognize acquisition accounting effects of approximately $15.9 million in 2012, $14.7 million in 2013, and $12.6 million in 2014.

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

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Amounts in thousands, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$212,904	$246,220	$595,115	$738,940
Net income	10,805	12,950	40,180	46,492

Basic income per share	$0.22	$0.26	$0.83	$0.96
Diluted income per share	$0.22	$0.26	$0.81	$0.94

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

During the nine months ended September 30, 2012, we took certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City. For the first nine months ended September 30, 2012, we have recognized direct costs associated with these two actions of $7.4 million. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden and in the previous distribution center in Kansas City that will not be utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million are reported in cost of sales in the Consolidated Statement of Income for the nine months ended September 30, 2012. There were no such charges reported in cost of sales during the three months ended September 30, 2012.

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable are shown net of the following balances:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Allowance for doubtful accounts	$3,280	$3,142

NOTE 5: INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Raw materials and supplies	$21,376	$24,022
Work in progress	17,988	16,006
Finished goods	134,184	109,797

Total inventories	$173,548	$149,825

NOTE 6: INTANGIBLE ASSETS

The following table summarizes intangible assets related to acquisitions:

		September 30, 2012		December 31, 2011
	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Covenants not to compete	2 - 4	$1,112	$965	$1,112	$843
Patents	11 - 13	5,320	1,446	5,320	1,121
Manufacturing technology	1	2,515	2,515	2,516	1,124
Customer relationships, including backlog	10 - 19	107,150	25,962	107,234	16,170

Total with finite lives		116,097	30,888	116,182	19,258

Goodwill	Indefinite	165,006	—	165,084	—
Trademarks and trade names	Indefinite	61,112	—	61,176	—

Total with indefinite lives		226,118	—	226,260	—

Total intangible assets		$342,215	$30,888	$342,442	$19,258

Amortization expense for these intangible assets included in the Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Amortization expense	$3,606	$3,149	$11,796	$7,141

NOTE 7: DEBT

Debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Revolving credit facility borrowings	$228,250	$228,200
Term loans	285,000	296,250
Debt and capital lease obligation of PBL	512	5,912

Total debt	513,762	530,362
Less current maturities	(15,000)	(20,348)

Long-term debt, net of current maturities	$498,762	$510,014

Weighted average interest rate at end of period	2.78%	2.85%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2011 and September 30, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

January 2011 Amendment of Senior Credit Facilities. On January 28, 2011, the senior credit facility was amended to facilitate a foreign subsidiary reorganization and to allow additional flexibility for making foreign acquisitions.

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities with an initial funding date of August 9, 2011. The Fourth Amendment and Restatement included an increase in maximum borrowings under the revolving credit facility to $400.0 million, a new $300.0 million term loan facility, an extension of the maturity date on both facilities to August 31, 2016, a reduction in interest rates on both facilities, and the modification of certain financial and other covenants. The Company incurred $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement. On the initial funding date the Company expensed $3.9 million, consisting of unamortized deferred financing costs from previous modifications to the senior credit facilities as well as certain fees and transaction costs associated with the August 9, 2011 amendment.

August 2012 Amendment of Senior Credit Facilities. On August 3, 2012, the senior credit facilities were amended to modify the maximum leverage ratio covenant, as defined below. Certain other minor modifications to the credit agreement were made. The Company incurred $1.2 million in fees and transaction costs in connection with this amendment, of which $42 thousand was expensed to SG&A in the three months ended September 30, 2012.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of September 30, 2012, the Company had the ability to borrow an additional $88.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

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

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through December 31, 2012, 4.00 through June 30, 2013, 3.75 through December 31, 2013, 3.50 through September 30, 2014, 3.25 through March 31, 2015, and 3.00 thereafter.

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of September 30, 2012. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of September 30, 2012 we have repaid all of PBL’s bank debt. PBL’s outstanding bank debt was classified as current as of December 31, 2011 on the Consolidated Balance Sheet.

NOTE 8: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees in the U.S. The U.S. pension plan was frozen effective January 1, 2007. The Company also sponsors various other post-retirement benefit plans covering certain current and former employees. The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended September 30,
	2012	2011	2012	2011
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,014	$864	$89	$65
Interest cost	2,687	2,800	441	493
Expected return on plan assets	(3,572)	(3,490)	—	—
Amortization of net actuarial losses	1,812	1,074	326	218

Total net periodic benefit cost	$1,941	$1,248	$856	$776

	Nine Months Ended September 30,
	2012	2011	2012	2011
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$3,042	$2,592	$267	$195
Interest cost	8,061	8,400	1,323	1,479
Expected return on plan assets	(10,716)	(10,470)	—	—
Amortization of net actuarial losses	5,436	3,222	978	654

Total net periodic benefit cost	$5,823	$3,744	$2,568	$2,328

The Company expects to contribute between $16 million and $18 million to its defined benefit pension plans during 2012, including a voluntary contribution to the U.S. pension plan of $10 million made in September of 2012.

NOTE 9: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and commitments are as follows:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Product warranty reserves	$2,176	$1,539
Letters of credit outstanding	5,109	6,488
Other financial guarantees	2,686	3,470

Total financial guarantees and commitments	$9,971	$11,497

See also Note 7 regarding guarantees of debt.

NOTE 10: CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation, and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. As of September 30, 2012 and December 31, 2011, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.

From time to time the Company is named a defendant in product liability lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future.

NOTE 11: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2012	2011	2012	2011
Shares for basic per share computation – weighted average common shares outstanding	49,236	48,833	49,126	48,633
Dilutive effect of common stock equivalents	677	712	740	712

Shares for diluted per share computation	49,913	49,545	49,866	49,345

Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out–of–the–money	1,887	1,386	1,750	1,279

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	175	148	175	148

Effect (decrease) of allocation of undistributed earnings (net income) to the participating securities under the two class method:
Basic earnings per share	—	—	$(0.01)	$(0.01)
Diluted earnings per share	—	—	$(0.01)	—

NOTE 12: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

	Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
SARs granted (number of shares)	577	475
RSUs granted (number of shares)	117	111

Aggregate fair value at time of grant; SARs	$4,574	$3,496
Aggregate fair value at time of grant; RSUs	$1,957	$1,684

The SARs and RSUs granted in 2012 and 2011 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs issued in the periods indicated:

	2012	2011
Estimated average life	6 years	6 years
Risk-free interest rate	0.96%-1.2%	2.4%-2.5%
Expected volatility	49.3%-49.6%	48.4%-48.7%
Weighted average volatility	49.6%	48.4%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$16.68	$15.10
Weighted average grant date fair value	$7.93	$7.35

As of September 30, 2012, the total unrecognized stock-based compensation expense related to previously granted awards was $8.1 million. The weighted average period over which this expense is expected to be recognized is 24 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

NOTE 13: SEGMENT INFORMATION

We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to Original Equipment Manufacturers (“OEMs”) for use on original equipment. Our products are sold in over 115 countries and approximately 56% of our year-to-date 2012 sales were made outside of the U.S.

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden (“FLAG”) segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment includes the operations of the Company that have historically served the FLAG markets, as well as KOX, and a portion of the PBL business. The FLAG segment represented 69.4% of our consolidated sales for the nine months ended September 30, 2012.

The Company’s FRAG segment (Farm, Ranch, and Agriculture) manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our FRAG customers through our sales and distribution network. The FRAG segment includes the operations of SpeeCo, Woods/TISCO, and a portion of the PBL business. The FRAG segment represented 27.7% of our consolidated sales for the nine months ended September 30, 2012.

The Company also operates a concrete cutting and finishing equipment business that represented 2.8% of consolidated sales for the nine months ended September 30, 2012, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction equipment market.

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

The following tables present selected financial information by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Sales:
FLAG	$156,728	$160,336	$484,626	$494,299
FRAG	69,688	46,565	193,634	81,719
Corporate and Other	6,320	6,003	19,844	19,097

Total sales	$232,736	$212,904	$698,104	$595,115

Operating income (loss):
FLAG	$24,987	$26,897	$82,037	$89,270
FRAG	1,059	3,832	(3,620)	5,121
Corporate and Other	(3,582)	(6,796)	(18,550)	(17,798)

Operating income	$22,464	$23,933	$59,867	$76,593

Depreciation and amortization:
FLAG	$6,658	$6,680	$20,033	$17,912
FRAG	4,050	2,280	12,408	5,344
Corporate and Other	472	318	1,721	896

Depreciation and amortization	$11,180	$9,278	$34,162	$24,152

Acquisition accounting effects:
FLAG	$757	$1,216	$2,777	$3,169
FRAG	2,928	2,973	9,567	5,751
Corporate and Other	—	—	—	—

Acquisition accounting effects	$3,685	$4,189	$12,344	$8,920

(Amounts in thousands)	FLAG	FRAG	Corporate and Other	Total
Goodwill:
December 31, 2011	$66,223	$98,848	$13	$165,084
Current period acquisitions	—	—	—	—
Effect of changes in foreign currency translation rates	(64)	(14)	—	(78)

September 30, 2012	$66,159	$98,834	$13	$165,006

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Interest paid	$12,677	$12,866
Income taxes paid, net	17,438	18,437

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

The estimated fair values of the senior credit facility loans at September 30, 2012 and December 31, 2011 are presented below.

	September 30, 2012		December 31, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility loans	$513,250	$510,684	$524,450	$521,828

Derivative Financial Instruments and Foreign Currency Hedging. The Company has manufacturing and/or distribution operations in Brazil, Canada, China, Europe, Japan, Mexico, Russia, and the U.S. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies, and by affecting the translated amounts of revenues and expenses. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company makes regular cash payments to its foreign subsidiaries and is exposed to changes in exchange rates from these transactions, which may adversely affect its results of operations and financial position. Certain other foreign subsidiaries make regular cash payments to the Company and changes in exchange rates from these transactions can also expose the Company, which may adversely affect its results of operations and financial position.

The Company manages a portion of its foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The Company’s objective in executing these hedging instruments is to minimize earnings volatility resulting from conversion and the re-measurement of foreign currency denominated transactions. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into net earnings when the contracts mature and the Company settles the hedged payment. The classification of effective hedge results is the same in the Consolidated Statements of Income as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. As of September 30, 2012 the cumulative unrealized pre-tax gain on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheet was $0.4 million. As of December 31, 2011, the cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheet was $0.5 million.

Amounts recognized in cost of sales in the Consolidated Statements of Income at the maturity of the related foreign currency derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Gain (loss) on foreign currency derivative financial instruments	$(57)	$236	$(136)	$938

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through September 30, 2012, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $44.5 million at September 30, 2012 and $37.5 million at December 31, 2011.

Derivative Financial Instruments and Interest Rates. The senior credit facility agreement terms include a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In the first six months of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B that capped the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. During the third quarter of 2011, following the Fourth Amendment and Restatement of our senior credit facilities, we terminated these interest rate cap contracts with a charge to expense of $0.1 million. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. This cap is designated as a cash flow hedge and is recorded on the Consolidated Balance Sheets at fair value. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. Through September 30, 2012, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness.

Derivatives held by the Company are summarized as follows:

	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3
September 30, 2012:
Interest rate hedge agreements	$(3,959)	$—	$(3,959)	$—
Foreign currency hedge agreements	422	—	422	—

December 31, 2011:
Interest rate hedge agreements	$(1,303)	$—	$(1,303)	$—
Foreign currency hedge agreements	(505)	—	(505)	—

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

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The carrying values as of September 30, 2012 are included in accumulated other comprehensive loss on the Consolidated Balance Sheet and are expected to be recognized in the Consolidated Statements of Income within the next twelve months.

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

Consolidated Operating Results for the Current Quarter

Three Months Ended September 30,
(Amounts in millions)	2012	2011	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$232.7	$212.9	$19.8
				(6.6)	Sales volume, excluding acquisitions
				31.8	Acquired sales volume
				0.6	Selling price and mix
				(5.9)	Foreign currency translation

Gross profit	62.9	65.6	(2.6)
Gross margin	27.0%	30.8%
				5.5	Sales volume, including acquisitions
				0.6	Selling price and mix
				(5.6)	Product cost and mix
				(2.5)	Incremental logistics costs
				0.5	Acquisition accounting effects
				(1.1)	Foreign currency translation

SG&A	39.7	41.6	(2.0)
As a percent of sales	17.0%	19.6%
				3.9	Incremental SG&A of acquisitions
				0.5	Compensation expense
				(4.2)	Professional services
				(1.4)	Foreign currency translation
				(0.8)	Other, net

Facility closure and restructuring costs	0.8	—	0.8

Operating income	22.5	23.9	(1.5)
Operating margin	9.7%	11.2%
				(2.6)	Decrease in gross profit
				2.0	Decrease in SG&A
				(0.8)	Facility closure and restructuring costs

Net income	$11.6	$10.8	$0.8
				(1.5)	Decrease in operating income
				0.1	Decrease in net interest expense
				3.9	Change in other income (expense)
				(1.7)	Increase in income tax provision

Sales in the three months ended September 30, 2012 increased by $19.8 million (9.3%) from the same period in 2011, primarily due to increased unit volume from recent acquisitions. We report all incremental sales attributable to acquisitions made within the last twelve months as unit volume increase when comparing to the prior year period during which Blount did not own the acquired businesses. The recent acquisitions of PBL (August 2011) and Woods/TISCO (September 2011) contributed $31.8 million in incremental sales volume in the three months ended September 30, 2012. Excluding the effect of these acquisitions, unit sales volume decreased by $6.6 million, or 3.1%. A slight improvement in average selling prices and product mix added $0.6 million to the sales increase. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $5.9 million in the current quarter compared to the third quarter of 2011, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro and Real. International sales decreased by $8.8 million (6.7%), while domestic sales decreased by $3.1 million (3.8%), both exclusive of sales from recent acquisitions. Overall, including incremental sales from recently acquired businesses, FLAG segment sales decreased $3.6 million (2.3%), FRAG segment sales increased $23.1 million (49.7%), and sales of concrete cutting and finishing products were up $0.3 million (5.3%).

Gross profit decreased by $2.6 million (4.0%) from the third quarter of 2011 to the third quarter of 2012. Higher unit sales volume, including incremental volume from recent acquisitions, increased gross profit by $5.5 million. Higher average selling prices and product mix of $0.6 million, along with a decrease of $0.5 million in acquisition accounting effects, also positively affected gross profit. Offsetting these positive factors were higher product cost and mix of $5.6 million, and incremental logistics costs of $2.5 million, including $1.2 million in above normal freight costs, related to our SpeeCo business unit in the FRAG segment. See discussion below regarding the increased logistics costs under Farm, Ranch, and Agriculture Segment within Segment Results. The increase in product cost and mix during the three months ended September 30, 2012 was driven by lower overhead absorption and efficiency factors at our factories from reduced production levels in response to reduced customer orders and by inefficiencies incurred during consolidation of our assembly and distribution centers discussed further below. Partially offsetting these cost increases were $1.3 million in lower average steel costs.

Acquisition accounting effects decreased because the third quarter of 2011 included the initial period immediately after the acquisitions of PBL and Woods/TISCO, and acquisition accounting effects are generally larger in the period immediately following the acquisition and then gradually decrease over time. Acquisition accounting effects are expected to total $15.9 million for the full year of 2012 compared with $15.9 million for the full year of 2011.

Fluctuations in currency exchange rates reduced our gross profit in the third quarter of 2012 compared to the third quarter of 2011 by an estimated $1.1 million. Gross margin in the third quarter of 2012 was 27.0% of sales compared to 30.8% in the third quarter of 2011. Our gross margin has decreased over the last two years primarily due to the businesses we acquired in 2010 and 2011, which have lower gross margins than the gross margins of our historical businesses. Our strategies are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to their manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs, all in an effort to increase gross margins of these recently acquired business units over time. In addition, the acquisition accounting effects will gradually diminish over time with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins over time. In addition to the effect of acquisitions made in 2010 and 2011, our gross margin was adversely affected by the lower production volumes and transition of distribution centers in Kansas City discussed below.

SG&A decreased by $2.0 million (4.7%) from the third quarter of 2011 to the third quarter of 2012. As a percentage of sales, SG&A decreased from 19.6% in the third quarter of 2011 to 17.0% in the third quarter of 2012. The decrease in SG&A expense for the quarter was despite the incremental SG&A expense incurred at our recent acquisitions of $3.9 million. Excluding SG&A of recent acquisitions, compensation expense for the third quarter increased by $0.5 million on a comparative basis, reflecting annual merit increases and increased headcount, partially offset by a reduction in accruals for incentive compensation plans. Costs for professional services were down $4.2 million in the third quarter of 2012 compared with the third quarter of 2011 primarily because we had a significantly higher level of due diligence activities and legal services related to acquisitions and refinancing activities in the third quarter of 2011 than in the third quarter of 2012. The stronger U.S. Dollar in the third quarter of 2012 compared with the third quarter of 2011 resulted in a $1.4 million reduction in SG&A from the translation of foreign-based SG&A costs.

During the three months ended September 30, 2012, we completed certain actions initiated at the beginning of 2012 to consolidate our operations in the U.S. In Kansas City, Missouri, we closed our previous distribution center after moving into our larger distribution center in that city. In Golden, Colorado, we completed the process of closing our assembly, warehouse, and distribution operations and consolidating those functions into the new North American distribution center in Kansas City, Missouri. Direct costs associated with these two actions were $0.8 million in the three months ended September 30, 2012. These costs include temporary labor costs associated with moving inventory and stabilizing shipping activities, costs to move inventory and equipment to the new distribution center, charges to expense the book value of certain assets located in the previous distribution center in Kansas City that will not be utilized in the new distribution center, and rent expense on duplicate facilities during the transition period. We do not expect to incur significant direct costs from these transitions in future periods.

Operating income decreased by $1.5 million from the third quarter of 2011 to the third quarter of 2012, resulting in an operating margin of 9.7% of sales in the current year third quarter compared to 11.2% of sales in the prior year third quarter. The decrease in operating income was due to lower gross profit and facility closure and restructuring costs, partially offset by reduced SG&A expenses.

Interest expense was $4.3 million in the third quarter of 2012 compared to $4.5 million in the third quarter of 2011. The decrease was due to lower average interest rates on our debt, partially offset by higher average debt balances outstanding in the comparable periods. The variable interest rates on our term loans decreased significantly in August 2011 following the amendment and restatement of our senior credit facilities. However, our average debt balances outstanding increased significantly in September 2011 when we acquired Woods/TISCO.

Other income was $0.1 million in the third quarter of 2012 compared with expense of $3.8 million in the third quarter of 2011. The net expense last year included a charge of $3.9 million recognized in conjunction with the fourth amendment and restatement of our senior credit facilities.

Net income in the third quarter of 2012 was $11.6 million, or $0.23 per diluted share, compared to $10.8 million, or $0.22 per diluted share, in the third quarter of 2011.

Consolidated Year-to-Date Operating Results

Nine Months Ended September 30,
(Amounts in millions)	2012	2011	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$698.1	$595.1	$103.0
				(39.7)	Sales volume, excluding acquisitions
				139.3	Acquired sales volume
				14.3	Selling price and mix
				(10.9)	Foreign currency translation

Gross profit	193.7	189.8	3.9
Gross margin	27.7%	31.9%
				17.5	Sales volume, including acquisitions
				14.3	Selling price and mix
				(14.3)	Product cost and mix
				(6.6)	Incremental logistics costs
				(1.0)	Facility closure costs
				(3.4)	Acquisition accounting effects
				(2.6)	Foreign currency translation

SG&A	127.4	113.2	14.2
As a percent of sales	18.3%	19.0%
				18.6	Incremental SG&A of acquisitions
				2.8	Compensation expense
				1.6	Employee benefits
				(6.1)	Professional services
				(2.8)	Foreign currency translation
				0.1	Other, net

Facility closure and restructuring costs	6.4	—	6.4

Operating income	59.9	76.6	(16.7)
Operating margin	8.6%	12.9%
				3.9	Increase in gross profit
				(14.2)	Increase in SG&A
				(6.4)	Facility closure and restructuring costs

Net income	$30.6	$40.2	$(9.6)
				(16.7)	Decrease in operating income
				1.1	Decrease in net interest expense
				4.3	Change in other income (expense)
				1.7	Decrease in income tax provision

Sales in the nine months ended September 30, 2012 increased by $103.0 million (17.3%) from the same period in 2011, due to increased unit volume from recent acquisitions and improved average selling prices and product mix. We report all incremental sales attributable to acquisitions made within the last twelve months as unit volume increase. The recent acquisitions of KOX, PBL, and Woods/TISCO contributed $139.3 million in incremental sales volume in the nine months ended September 30, 2012. Excluding the effect of these acquisitions, unit sales volume decreased by $39.7 million, or 6.7%. Higher average selling prices of $14.3 million were primarily attributable to pricing actions we implemented in our FLAG segment for select markets. The translation of foreign currency-

denominated sales transactions decreased consolidated sales by $10.9 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro and Real. International sales decreased by $29.8 million (7.5%), while domestic sales decreased by $6.5 million (3.3%), both exclusive of sales from recent acquisitions. Overall, including incremental sales from recently acquired businesses, FLAG sales decreased $9.7 million (2.0%), FRAG sales increased by $111.9 million (137.0%), and sales of concrete cutting and finishing products were up $0.7 million (3.9%).

Gross profit increased by $3.9 million (2.0%) from the first nine months of 2011 to the first nine months of 2012. Gross profit on higher unit sales volume of $17.5 million, including incremental volume from recent acquisitions, along with $14.3 million in higher average selling prices and product mix, contributed to the increase. Partially offsetting these increases were higher product cost and mix of $14.3 million, $6.6 million in incremental logistics costs, including $5.3 million of above normal freight costs, related to our SpeeCo business unit in the FRAG segment, $1.0 million in facility closure costs, and an increase of $3.4 million in non-cash charges for acquisition accounting. See discussion below regarding the increased logistics costs under Farm, Ranch, and Agriculture Segment within Segment Results. The increase in product cost and mix was driven by increased re-work and warranty costs on certain newly introduced SpeeCo products, estimated at $3.3 million, higher average steel costs, estimated at $1.5 million on a comparable basis, lower overhead absorption and efficiency factors at our factories from reduced production levels in response to reduced customer orders, and by production and distribution inefficiencies incurred during the consolidation of our assembly and distribution centers.

Year-to-date acquisition accounting effects increased because the first nine months of 2012 include acquisition accounting effects for the entire period related to PBL and Woods/TISCO, whereas the first nine months of 2011 include these effects only during a portion of the third quarter.

Fluctuations in currency exchange rates reduced our gross profit in the first nine months of 2012 compared to the first nine months of 2011 by $2.6 million. Gross margin in the first nine months of 2012 was 27.7% of sales compared to 31.9% in the first nine months of 2011. Our gross margin has decreased over the last two years primarily due to the businesses we acquired in 2010 and 2011, which have lower gross margins than the gross margin of our historical businesses. Excluding SpeeCo, KOX, PBL, and Woods/TISCO, our gross margin would have been 35.1% for the first nine months of 2012 compared with 35.2% for the first nine months of 2011. Our strategies are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to their manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs, all in an effort to increase gross margins of these recently acquired business units over time. In addition, the acquisition accounting effects will gradually diminish over time with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins over time.

SG&A was $127.4 million in the first nine months of 2012, compared to $113.2 million in the first nine months of 2011, representing an increase of $14.2 million (12.5%). As a percentage of sales, SG&A decreased from 19.0% in the first nine months of 2011 to 18.3% in the first nine months of 2012. Incremental SG&A expense incurred at our recent acquisitions added $18.6 million in the first nine months of 2012. Compensation expense for the nine months increased by $2.8 million on a comparative basis, reflecting annual merit increases and increased headcount, partially offset by a reduction in accruals for incentive compensation plans. Costs of employee benefit programs reported in SG&A increased by $1.6 million, primarily due to increased amortization of actuarial losses caused by the decrease in discount rates used to measure our accumulated benefit obligations at the end of 2011. Costs for professional services were $6.1 million lower in the first nine months of 2012 compared with the first nine months of 2011 primarily because our level of acquisition due diligence and refinancing activity has significantly decreased. The stronger U.S. Dollar in the first nine months of 2012 compared with the first nine months of 2011 resulted in a $2.8 million reduction in SG&A from the translation of foreign-based SG&A costs.

During the nine months ended September 30, 2012, we incurred direct costs of $7.4 million in associated with the consolidation of our assembly and distribution centers. These costs include lease exit costs, charges to expense the book value of certain assets located in Golden and the previous distribution center in Kansas City that will not be utilized in the new distribution center, temporary labor costs associated with moving inventory and stabilizing shipping activities, costs to move inventory and equipment from the former locations to the new location, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million are reported in cost of sales in the Consolidated Statement of Income for the nine months ended September 30, 2012. We do not expect to incur significant direct costs from these transitions in future periods.

Operating income decreased by $16.7 million from the first nine months of 2011 to the first nine months of 2012, resulting in an operating margin of 8.6% of sales compared to 12.9% of sales in the prior year period. The decrease was due to higher SG&A expenses and facility closure and restructuring costs, partially offset by increased gross profit.

Interest expense was $13.1 million in the first nine months of 2012 compared to $14.2 million in the first nine months of 2011. The decrease was due to lower average interest rates on our debt, partially offset by higher average debt balances outstanding in the comparable periods.

Other income was $0.2 million in the first nine months of 2012 compared with net expense of $4.1 million in the first nine months of 2011. The net expense last year included a charge of $3.9 million recognized in connection with the fourth amendment and restatement of our senior credit facilities.

Net income in the first nine months of 2012 was $30.6 million, or $0.61 per diluted share, compared to $40.2 million, or $0.81 per diluted share, in the first nine months of 2011.

Income Tax Provision

The following table summarizes our income tax provisions in 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Income before income taxes	$18,299	$15,740	$47,140	$58,455
Provision for income taxes	6,677	4,935	16,536	18,275

Effective tax rate	36.5%	31.4%	35.1%	31.3%

The effective tax rate for the three and nine months ended September 30, 2012 was slightly higher than the federal statutory rate of 35% primarily due to state income taxes and the recognition of a $1.6 million charge to deferred income tax expense and the related valuation allowance on certain foreign deferred tax assets, which increased the rate by 8.7% in the quarter and 3.4% on a year-to-date basis. Partially offsetting these tax increases were the favorable effects of foreign income taxes and the domestic production deduction. In addition, in the three and nine months ended September 30, 2012, the effective tax rate was reduced by 2.1% and 0.8%, respectively, by the release of accruals for uncertain tax positions. The impact of foreign income taxes reduced our effective tax rate as our foreign operations are generally subject to lower statutory tax rates than are our U.S. operations.

The effective tax rate for the third quarter and year-to-date periods of 2011 was lower than the federal statutory rate of 35% primarily due to favorable effects from foreign income taxes and the domestic production deduction, partially offset by state income tax expense.

Consolidated Sales Order Backlog

Consolidated sales order backlog at September 30, 2012 was $167.3 million compared to $191.0 million at June 30, 2012, and $211.3 million at December 31, 2011. The decrease in backlog during 2012 reflects softening of demand for our products in Europe and the Asia-Pacific region, and seasonal ordering patterns for some of our product lines and customers.

Segment Results.

The following table reflects segment sales and operating results for the comparable periods of 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Sales:
FLAG	$156,728	$160,336	$484,626	$494,299
FRAG	69,688	46,565	193,634	81,719
Corporate and Other	6,320	6,003	19,844	19,097

Total sales	$232,736	$212,904	$698,104	$595,115

Operating income (loss):
FLAG	$24,987	$26,897	$82,037	$89,270
FRAG	1,059	3,832	(3,620)	5,121
Corporate and Other	(3,582)	(6,796)	(18,550)	(17,798)

Operating income	$22,464	$23,933	$59,867	$76,593

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2011 reporting periods	$160,336	$26,897	$494,299	$89,270
Unit sales volume, excluding acquisitions	(570)	(91)	(31,576)	(13,304)
Selling price and product mix	869	869	14,166	14,166
Product cost and mix	—	(4,911)	—	(9,898)
SG&A expense, excluding acquisitions	—	1,426	—	(547)
Acquired businesses, excluding acquisition accounting effects	1,598	(15)	17,880	1,692
Decrease in acquisition accounting effects	—	459	—	392
Foreign currency translation	(5,505)	353	(10,143)	266

2012 reporting periods	$156,728	$24,987	$484,626	$82,037

Sales in the FLAG segment decreased $3.6 million, or 2.3%, from the third quarter of 2011 to the third quarter of 2012 and decreased $9.7 million, or 2.0%, on a year-to-date basis. The acquisitions of KOX in March 2011 and the FLAG portion of the PBL business in August 2011 contributed $1.6 million of incremental sales volume in the third quarter of 2012, and $17.9 million of incremental sales volume in the year-to-date period. Excluding the effect of these acquisitions, unit sales volume decreased by $0.6 million, or 0.4%, in the third quarter of 2012 and by $31.6 million, or 6.4%, on a year-to-date basis. The lower unit sales volume is primarily due to reduced demand for our products in certain geographic regions as described below. Changes in average selling prices and product mix increased FLAG sales revenue by $0.9 million in the quarter and by $14.2 million on a year-to-date basis, reflecting selected pricing actions taken. The translation of foreign currency-denominated sales transactions decreased FLAG sales by $5.5 million in the quarter and by $10.1 million on a year-to-date basis, primarily due to the relatively stronger U.S. Dollar in comparison to the Euro and Real.

Excluding the effects of recent acquisitions, sales of forestry products were down 6.5% in the quarter and 7.7% on a year-to-date basis. Sales of lawn and garden products were up 22.9% in the quarter and 7.5% on a year-to-date basis. Excluding the effects of recent acquisitions, sales to OEMs were up 2.6% while sales to the replacement market decreased by 5.3% in the quarter. On a year-to-date basis, sales to OEMs were down 6.6% and sales to the replacement market decreased by 6.1%. Excluding the effects of recent acquisitions, FLAG sales increased in North America by 9.7% in the quarter and by 5.2% on a year-to-date basis. FLAG sales in Europe and Russia decreased 15.4% in the comparable third quarter periods and by 15.6% on a year-to-date basis. The decrease in FLAG sales in Europe reflects current economic weakness and uncertainty in that region, as well as the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Euro. FLAG sales decreased in the Asia-Pacific region by 1.7% in the quarter and by 6.8% on a year-to-date basis, driven by relatively soft market conditions in that region. FLAG sales in South America increased by 7.2% in the quarter and by 9.1% on a year-to-date basis, as customer demand in that geographic region has been relatively strong during 2012.

Sales order backlog for the FLAG segment at September 30, 2012 was $141.5 million compared to $170.8 million at June 30, 2012 and $182.4 million at December 31, 2011. The reduction in sales order backlog reflects reduced demand for our FLAG products, particularly in Europe due to the current weak economic conditions and uncertainty in that region, as well as seasonal ordering patterns in the FLAG market.

Contribution to operating income from the FLAG segment decreased $1.9 million, or 7.1%, from the third quarter of 2011 to the third quarter of 2012. Contribution to operating income from the FLAG segment decreased $7.2 million, or 8.1%, on a year-to-date basis. Lower unit sales volume reduced the FLAG contribution to operating income in both the three and nine month periods. Average selling price and mix improvements positively affected the FLAG contribution to operating income in both the three and nine month periods. Higher product cost and mix negatively affected contribution to operating income in both the three and nine month periods. Contributing to the higher product costs were lower production volumes in our manufacturing operations which reduced overhead absorption and efficiency. FLAG production facilities for the third quarter of 2012 were operated at approximately 82% of capacity, compared to 94% of capacity in the third quarter of 2011. On a year-to-date basis, FLAG production facilities in 2012 were operated at approximately 87% of capacity compared to 95% of capacity in 2011. Average steel costs were lower in the comparable third quarters by an estimated $1.3 million and higher on a year-to-date basis by an estimated $1.5 million. Excluding acquisitions, SG&A expense was $1.4 million lower in the third quarter due to efforts to contain costs. SG&A expense was $0.5 million higher on a year-to-date basis reflecting higher compensation costs from increased headcount and annual merit increases.

The effect of acquired sales volume and incremental SG&A of recent acquisitions had a negligible effect on contribution to operating income in the three months ended September 30, 2012. Sales volume at PBL is normally lowest during the summer months as market activity in Europe decreases and the factory is shut down for the month of August each year. Incremental gross profit was offset by incremental SG&A during the third quarter. On a year-to-date basis, acquired sales volume and incremental SG&A produced a positive effect on contribution to operating income. Acquisition accounting effects decreased in both the three and nine month periods, as 2011 included the initial accelerated effects associated with both KOX and PBL, whereas these effects have decreased during 2012.

Farm, Ranch, and Agriculture Segment. The FRAG segment results include the operations of SpeeCo, acquired in September 2010, Woods/TISCO, acquired in September 2011, and the FRAG portion of PBL, acquired in August 2011. The following table reflects the factors contributing to the change in sales and operating income in the FRAG segment between the comparable periods of 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income (Loss)
2011 reporting periods	$46,565	$3,832	$81,719	$5,121
Unit sales volume, excluding acquisitions	(6,834)	(3,059)	(8,835)	(3,924)
Selling price and product mix	(83)	(83)	(541)	(541)
Product cost and mix	—	(110)	—	(3,717)
Incremental logistics costs	—	(2,479)	—	(6,579)
SG&A expense, excluding acquisitions	—	(780)	—	(3,662)
Acquired businesses, excluding acquisition accounting effects	30,158	3,630	121,409	13,412
Change in acquisition accounting effects	—	46	—	(3,815)
Foreign currency translation	(118)	62	(118)	85

2012 reporting periods	$69,688	$1,059	$193,634	$(3,620)

Sales in the FRAG segment increased $23.1 million, or 49.7% from the third quarter of 2011 to the third quarter of 2012, driven by the acquisitions of Woods/TISCO in September 2011 and PBL in August 2011. On a year-to-date basis, sales in the FRAG segment increased $111.9 million, or 137.0%, also driven by these acquisitions. Excluding the effect of sales from acquired businesses occurring more than one year after the acquisition dates, FRAG sales decreased by $7.0 million (15.1%) in the third quarter of 2012 compared with the third quarter of 2011, and by $9.5 million (11.6%) on a year-to-date basis, primarily due to reduced unit sales volume attributable to weak customer demand from continuing drought conditions in North America and above average temperatures, particularly in the Northeastern U.S., which has reduced demand for log splitters. Unit sales volume at SpeeCo during the first six months of 2012 was also negatively impacted by difficulty in obtaining certain component parts from suppliers on a timely basis. As a result, we were unable to meet all of our customer demand for SpeeCo’s products during the spring selling season which resulted in lost sales. During the third quarter, we have made progress in reducing our accumulated backorders and in improving customer service levels as deliveries from vendors have improved.

Sales order backlog for the FRAG segment at September 30, 2012 was $25.4 million compared to $19.9 million at June 30, 2012 and $28.3 million at December 31, 2011. The increase in sales order backlog of the FRAG segment from June 30, 2012 to September 30, 2012, and the decrease in sales order backlog of the FRAG segment from December 31, 2011 to June 30, 2012, reflect typical seasonal ordering patterns in the farm, ranch, and agriculture markets as well as reduced customer orders resulting from soft market conditions.

The contribution to operating income from the FRAG segment was $1.1 million in the third quarter of 2012 compared to $3.8 million in the third quarter of 2011. The contribution to operating income (loss) from the FRAG segment was a loss of $3.6 million on a year-to-date basis in 2012 compared to income of $5.1 million on a year-to-date basis in 2011. Reduced unit sales volume, higher product costs, increased logistics costs (see further discussion below), and increased SG&A expenses reduced contribution to operating income from the FRAG segment. The higher product costs reflect incremental re-work and warranty costs on certain recently introduced SpeeCo products, estimated at $3.3 million in the nine months ended September 30, 2012, and production and distribution inefficiencies incurred during the consolidation of our assembly and distribution centers.

The effect of acquired unit sales volume and incremental SG&A of recent acquisitions added $3.6 million to contribution to operating income in the third quarter of 2012 compared with the third quarter of 2011, and added $13.4 million in the first nine months of 2012 compared with the first nine months of 2011. Acquisition accounting effects were essentially flat in the comparable three month periods but were $3.8 million higher on a year-to-date basis, reflecting ownership of Woods/TISCO and PBL for the entire period in 2012 compared with only one and two months, respectively, in the nine month period ended September 30, 2011.

Most of SpeeCo’s supply chain begins with unaffiliated factories in China. Under normal circumstances, component parts and resale products are shipped to our U.S. assembly and distribution center via ocean transport, which takes several weeks for delivery. During the first nine months of 2012, due to problems with obtaining certain components on a timely basis from certain of these suppliers, we fell behind on deliveries to our customers. In order to minimize service disruption to our customers, we elected to incur higher air and other freight costs to expedite the delivery of products and components from China to our assembly and distribution center in the U.S., where the component parts are assembled and the finished products are shipped to our customers. These higher freight costs were $1.2 million during the third quarter of 2012, and $5.3 million on a year-to-date basis. We do not expect such higher freight costs to be significant after the third quarter of 2012. We also incurred other distribution costs of $1.3 million at SpeeCo in the three months ended September 30, 2012. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities, which are included in the Corporate and Other category.

Corporate and Other. In the third quarter of 2012, sales of concrete cutting products were up $0.3 million, or 5.3%, compared with the third quarter of 2011. On a year-to-date basis, sales of concrete cutting products increased $0.7 million, or 3.9%, in 2012 compared with 2011. The increases in both the quarter and the nine months ended September 30, 2012 reflect higher unit sales volume in the U.S. of just over 10%, partially offset by lower unit sales volume in Europe and the Asia Pacific region.

The net operating loss in the Corporate and Other category decreased by $3.2 million in the quarter but increased by $0.8 million on a year-to-date basis. Contribution to operating income from the concrete cutting and finishing business increased by $0.2 million from the third quarter of 2011 to the third quarter of 2012, driven by higher gross profit on increased unit volume. The contribution to operating income from the concrete cutting and finishing business increased by $0.9 million on a year-to-date basis, primarily due to higher unit sales volume. For the comparable quarters, Corporate expenses were $3.0 million lower, reflecting reduced costs for professional services of $3.9 million partially offset by $0.8 million of facility closure and restructuring costs. The decrease in professional services costs reflects the high level of acquisition activity underway during the third quarter of 2011, with significantly lower activity during the third quarter of 2012. On a year-to-date basis, Corporate expense increased by $1.7 million, reflecting facility closure and restructuring costs of $7.4 million and an increase in employee benefit costs of $0.8 million, partially offset by a reduction in costs of professional services of $6.2 million, reflecting significantly less acquisition and refinancing activity levels during the current year.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Revolving credit facility borrowings	$228,250	$228,200
Term loans	285,000	296,250
Debt and capital lease obligation of PBL	512	5,912

Total debt	513,762	530,362
Less current maturities	(15,000)	(20,348)

Long-term debt, net of current maturities	$498,762	$510,014

Weighted average interest rate at end of period	2.78%	2.85%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of September 30, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of September 30, 2012, the Company had the ability to borrow an additional $88.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants including:

•

Minimum fixed charge coverage ratio of 1.15, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•

Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through December 31, 2012, 4.00 through June 30, 2013, 3.75 through December 31, 2013, 3.50 through September 30, 2014, 3.25 through March 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

Financial Covenants	Requirement	As of September 30, 2012
Minimum fixed charge coverage ratio	1.15	1.28
Maximum leverage ratio	4.25	3.63

In addition, there are covenants or restrictions relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale of stock or assets, and other categories. We were in compliance with all financial covenants as of September 30, 2012. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

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

Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. During the nine months ended September 30, 2012, Moody’s lowered our credit rating from Ba3/Stable to Ba3/Negative. There has been no change in our credit rating by Standard & Poor’s during 2012. As of September 30, 2012, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Negative
General credit rating	BB-/Stable	Ba3/Negative

Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of September 30, 2012, we have repaid all of PBL’s bank debt.

We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, and obligations under our post-retirement benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operations, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-retirement benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

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

Cash and cash equivalents at September 30, 2012 were $45.9 million compared to $62.1 million at December 31, 2011. As of September 30, 2012, $43.3 million of our cash and cash equivalents was held at our foreign locations. The potential repatriation of this cash to the U.S. under current U.S. income tax law would result in the payment of significant U.S. taxes. It is the intention of management for this cash to remain at our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.

Cash provided by operating activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Net income	$30,604	$40,180
Non-cash items	38,498	32,911

Subtotal	69,102	73,091
Changes in assets and liabilities, net	(30,195)	(12,038)
Discontinued operations	—	(65)

Net cash provided by operating activities	$38,907	$60,988

Non-cash items in the preceding table consist of early extinguishment of debt; depreciation; amortization; stock-based compensation; the tax effects of stock-based compensation; deferred income taxes; and other non-cash items.

During the first nine months of 2012, operating activities provided $38.9 million of cash. Net income plus non-cash items totaled $69.1 million in the first nine months of 2012, reflecting reduced net income compared with the first nine months of 2011, partially offset by higher non-cash items. The increase in non-cash items in 2012 is primarily due to $5.1 million of increased depreciation expense from additions to property, plant, and equipment and the inclusion of recent acquisitions; a $4.9 million increase in amortization of intangible assets related to recent acquisitions, and an increase in stock-based compensation expense of $1.2 million. Partially offsetting these increases in non-cash items was a charge of $3.9 million for early extinguishment of debt in 2011 and no such charge in the first nine months of 2012.

The net change in working capital components and other assets and liabilities during the 2012 period used $30.2 million in cash. Accounts receivable decreased by $7.1 million during the first nine months of 2012, primarily due to lower sales levels. Inventories have increased by $23.9 million during the first nine months of 2012, including $14.5 million in the FLAG segment and by $9.2 million in the FRAG segment. Inventories decreased during the third quarter by $2.9 million. The increase in FLAG inventories is primarily due to lower unit sales volume than planned during the first nine months of 2012, and production and purchasing volumes exceeding shipment volumes. In addition, safety stocks of certain inventory items in Europe have been increased in an effort to improve customer deliveries and service levels in that region. During the second half of 2012 we are reducing production volumes for certain products in our FLAG segment in order to bring down our inventory balances. However, we expect FLAG inventory levels to remain elevated through the end of 2012 given our lower sales volume. The increase in FRAG inventories is primarily related to the SpeeCo business unit, and is due to an increase in safety stocks built up during the winter months in anticipation of the transition of assembly and distribution operations from Golden to Kansas City, as well as the normal seasonal buildup of log splitter inventories during the third quarter in anticipation of the peak selling season in late summer and early fall. However, actual sales volume in the FRAG segment has also been lower than expected, which has contributed to the buildup of inventory in that segment, including a delayed selling season for log splitters due to above average temperatures in portions of the U.S. We expect FRAG inventory levels to remain above normal through the end of 2012.

Other assets increased by $7.0 million during the first nine months of 2012 primarily due to increased tax receivables and deferred tax assets. Accounts payable and accrued expenses increased by a combined $4.6 million during the first nine months of 2012 reflecting timing of payments to vendors and suppliers. Cash payments during the first nine months of 2012 also included $12.7 million for interest and $17.4 million for income taxes. The $11.0 million decrease in other liabilities was driven by a $10.0 million voluntary contribution to our U.S. pension plan made in September of 2012.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trust funds. As of December 31, 2011, our total unfunded post-employment benefit obligation was $94.2 million, of which $42.4 million pertained to our defined benefit pension plans. These obligations are reflected as liabilities on our Consolidated Balance Sheets. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets of the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. The Company expects to contribute between $16 million and $18 million to its defined benefit pension plans during 2012.

During the first nine months of 2011, operating activities provided $61.0 million of cash. Income from continuing operations plus non-cash items totaled $73.1 million in the first nine months of 2011. The net change in working capital components and other assets and liabilities during the 2011 period used $12.0 million in cash. An increase in accounts receivable of $19.5 million, reflecting higher sales levels, and a decrease in other liabilities of $14.0 million, reflecting in part the payment of contributions to our employee benefit plans, were the primary drivers of the net use of cash. These cash uses were partially offset by a reduction in inventories of $7.8 million and an increase in accrued expenses of $10.1 million. The changes in working capital components are all exclusive of the working capital initially acquired with our acquisitions. Cash payments during the first nine months of 2011 also included $12.9 million for interest and $18.4 million for income taxes. The Company contributed a total of $17.8 million to its funded defined benefit pension plans in 2011, including a voluntary contribution of $10 million to the U.S. pension plan made in July 2011.

Cash used in investing activities is summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Purchases of property, plant, and equipment, net of proceeds from sales of assets	$(38,653)	$(24,190)
Acquisitions, net of cash acquired	—	(217,236)

Net cash used in investing activities	$(38,653)	$(241,426)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. However, during 2011 and 2012 we have been significantly expanding our manufacturing facility in Fuzhou, China, which has led to an increased level of capital expenditures for capacity expansion. During 2012, we expect to invest approximately $50 million in capital expenditures, compared to $40.4 million for the full year in 2011. During the nine months ended September 30, 2011, we acquired KOX, PBL, and Woods using cash on hand, borrowing under our revolving line of credit, and issuing shares of our common stock. See also Note 2 to the Consolidated Financial Statements included in Item 1.

Cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Net borrowing under revolving credit facility and proceeds from term loans	$50	$521,000
Repayment of term loan principal	(11,250)	(350,000)
Repayment of debt and capital lease obligation of PBL	(5,405)	(1,715)
Debt issuance costs	(1,114)	(6,509)
Proceeds and tax effects from stock-based compensation	1,771	1,417

Net cash (used in) provided by financing activities	$(15,948)	$164,193

Cash used in financing activities in the first nine months of 2012 consisted primarily of scheduled repayments of principal on our term loans, repayment of PBL’s bank debt, debt issuance costs associated with the August 2012 amendment of our senior credit facilities, and net proceeds and tax effects related to stock-based compensation.

During the first nine months of 2011 we entered into our Fourth Amended and Restated Senior Credit Agreement. Under this facility, we issued $300.0 million of term debt and borrowed a net of $221.0 million under the revolving credit facility. With these proceeds we repaid our existing term debt and also used a portion of these proceeds to purchase Woods/TISCO. With the acquisition of PBL, we assumed debt totaling $13.5 million and repaid $1.7 million of PBL’s debt during the third quarter of 2011. During 2011, we also incurred fees and transaction expenses of $6.5 million in conjunction with the amendment and restatement of our senior credit facilities completed on June 13, 2011.

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

In July 2012, the FASB issued revised FASB guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance is effective for us on January 1, 2013.

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

Dated: November 7, 2012