Form 10-K
period 2012-12-31
BLOUNT INTERNATIONAL INC
filed 2013-03-08
CIK 1001606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

At June 30, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price 14.65 as reported by the New York Stock Exchange, was $465,683,740 (affiliates being, for these purposes only, directors, executive officers, and holders of more than 10% of the registrant’s Common Stock).

The number of shares outstanding of $0.01 par value common stock as of February 26, 2013 was 49,146,484 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview. Blount International, Inc. (“Blount” or the “Company”) is a global industrial company. The Company designs, manufactures, and markets equipment, replacement and component parts, and accessories for professionals and consumers in select end-markets under our proprietary brand names. We also manufacture and market such items to original equipment manufacturers (“OEMs”) under private label brand names. We specialize in manufacturing cutting parts and equipment used in forestry, lawn, and garden; farming, ranching, and agricultural; and construction applications. We also purchase products manufactured by other suppliers that are aligned with the markets we serve and market them, typically under one of our brands, through our global sales and distribution network. Our products are sold in more than 115 countries and approximately 56% of our 2012 sales were shipped to customers outside of the United States of America (“U.S.”). Our Company is headquartered in Portland, Oregon and we have manufacturing operations in the U.S., Brazil, Canada, China, France, and Mexico. In addition, we operate marketing, sales, and distribution centers in Europe, North America, South America, and the Asia-Pacific region.

Our Company has undergone significant changes in recent years as we have disposed of certain business units and acquired others. On August 10, 2010, we acquired SP Companies, Inc. and SpeeCo, Inc. (collectively, “SpeeCo”), a manufacturer and supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm, ranch, and agriculture accessories located in Golden, Colorado. On September 30, 2010, we sold our wholly-owned subsidiary Gear Products, Inc. (“Gear Products”), a manufacturer of mechanical power transmission components for original equipment manufacturers, located in Tulsa, Oklahoma.

On March 1, 2011, we acquired KOX GmbH and related companies (collectively “KOX”), a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. On August 5, 2011, we acquired Finalame SA, which included PBL SA and related companies (collectively “PBL”). PBL is a manufacturer of lawnmower blades and agricultural cutting blade component parts based in Civray, France, with a second manufacturing facility in Queretaro, Mexico. On September 7, 2011, we acquired GenWoods HoldCo, LLC and its wholly-owned subsidiary, Woods Equipment Company (collectively “Woods/TISCO”). Woods/TISCO, with operations primarily in the Midwestern U.S., is a manufacturer and marketer of tractor attachments, implements, and replacement parts, primarily for the agriculture, grounds maintenance, and construction end markets.

We operate in two primary business segments: the Forestry, Lawn, and Garden (“FLAG”) segment and the Farm Ranch and Agriculture (“FRAG”) segment. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases replacement parts and accessories from other manufacturers and markets them, primarily under our brands, to our FLAG customers through our global sales and distribution network. The FLAG segment currently includes the operations of the Company that have historically served the forestry, lawn, and garden markets, as well as KOX and a portion of the PBL business.

The Company’s FRAG segment designs, manufactures, assembles and markets attachments and implements for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our FRAG customers through our sales and distribution network. The FRAG segment currently includes the operations of SpeeCo, Woods/TISCO, and a portion of the PBL business.

The Company also operates a concrete cutting and finishing equipment business that is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction and utility markets.

Forestry, Lawn, and Garden Segment

Forestry Products. These products are sold under the Oregon®, Carlton®, KOX™, and Tiger™ brands, as well as under private labels for certain of our OEM customers. Manufactured product lines include a broad range of cutting chain, chain saw guide bars, and cutting chain drive sprockets used on portable gasoline and electric chain saws and on mechanical timber harvesting equipment. We also purchase and market replacement parts and other accessories for the forestry market, including chain saw engine replacement parts, safety equipment and clothing, lubricants, maintenance tools, hand tools, and other accessories used in forestry applications. Beginning in 2011, we also began marketing a line of cordless electric chain saws under the Oregon® brand.

Lawn and Garden Products. These products are sold under the Oregon® and PBL™ brand names, as well as private labels for certain of our OEM customers. Manufactured product lines include lawnmower and edger cutting blades designed to fit a wide variety of machines and cutting conditions, cutting blades for grass-cutting equipment, and garden tiller tines. We also purchase and market various cutting attachments, replacement parts, and accessories for the lawn and garden market, such as cutting line for line trimmers, air filters, spark plugs, lubricants, wheels, belts, grass bags, maintenance tools, hand tools, and accessories to service the lawn and garden equipment industry.

Our FLAG products are sold under both our own proprietary brands and private labels to OEMs for use on new chain saws and lawn and garden equipment, and to professionals and consumers as replacement parts through distributors, dealers, direct sales companies, and mass merchants. During 2012, approximately 23% of the FLAG segment’s sales were to OEMs, with the remainder sold into the replacement market.

Industry Overview. Our competitors for FLAG products include Ariens, Briggs & Stratton, Fisher Barton, Husqvarna, Jaekel, John Deere, MTD, Northern Tool, OEM Products, Rotary, Stens, Stihl, and TriLink, among others. In addition, new and existing competitors in recent years have expanded capacity or contracted with suppliers in China and other low-cost manufacturing locations, which has increased competition and pricing pressure, particularly for consumer-grade cutting chain and guide bars. We also supply products or components to some of our competitors in select limited markets.

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

We believe we are the world’s largest producer of cutting chain for chain saws. Oregon® and Carlton® branded cutting chain and related products are used by professional loggers, farmers, arborists, and homeowners. We believe we are a leading manufacturer of guide bars and drive sprockets for chain saws. Our OEM customers include the majority of the world’s chain saw manufacturers, and we also produce replacement cutting chain and guide bars to fit virtually every chain saw currently sold today. We believe we are a leading supplier of lawnmower cutting blades in Europe. Additionally, our lawnmower blades are used by many of the world’s leading power equipment producers, and our Oregon® branded replacement blades and lawnmower-related parts and accessories are used by commercial landscape companies and homeowners.

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

Our profitability in the FLAG segment is also affected by changes in currency exchange rates, changes in economic and political conditions in the various markets in which we operate, and changes in the regulatory environment in various jurisdictions. For additional information regarding the FLAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 of Notes to Consolidated Financial Statements.

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

Industry Overview. Competitors for our equipment and tractor attachment products include Alamo Group, Champion, Doosan, Dover, Great Plains, John Deere, Koch Industries, Kubota, and MTD, among others. Competitors for our OEM and aftermarket parts include A&I, Herschel, Kondex, SMA, and Sparex, among others. In recent years, suppliers in China and other low-cost manufacturing locations have increased product availability, particularly for tractor accessory parts, which has increased competition and pressure on pricing in North America.

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

Weather can influence our FRAG sales cycle. For example, seasonal rainfall plays a role in demand for our agricultural and grounds maintenance products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. For example, recent widespread drought conditions in North America reduced demand for our products during 2012. Increases in home heating fuel costs and changes in temperature patterns can also drive the demand for firewood, which in turn drives the demand for our forestry products and log splitters. Finally, demand for our products is affected by housing starts, crop prices, and disposable and farm income levels for our end consumers.

Increases in raw material prices, particularly for steel, can negatively affect profit margins in our FRAG business. Fluctuations in foreign exchange rates and transportation costs can also affect our profitability as we source a significant amount of our components from China and ship them to the U.S. for assembly and distribution. For example, during 2012, certain of these foreign suppliers were unable to provide us with critical components on a timely basis and the long lead times for delivery of such products caused us to incur additional freight and logistics costs in an attempt to meet current customer demand. We also lost sales in 2012 from our inability to obtain certain products to meet current customer demand. Our industry is highly competitive, making pricing pressure a potential threat to sustaining profit margins. For additional information regarding the FRAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 of Notes to Consolidated Financial Statements.

Concrete Cutting and Finishing Products

We operate a business in the specialized concrete cutting and finishing market. These products are sold primarily under the ICS® brand. The principal product is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered concrete cutting saws and equipment. We also market and distribute branded gasoline and hydraulic powered concrete cutting chain saws to our customers, which include contactors, rental equipment companies, and construction equipment dealers, primarily in the U.S. and Europe. The power heads for these saws are manufactured by third parties. Competition primarily comes from manufacturers of traditional circular concrete cutting saws, including Husqvarna and Stihl. We also supply diamond-segmented chain to certain of these competitors. We believe we are a market leader in diamond chain cutting products.

Corporate Operations

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

The Company holds a number of patents, trademarks, and other intellectual property that are important to our business. From time to time we are involved in disputes, some of which lead to litigation, either in defense of our intellectual property or cases where others have alleged that we have infringed on their intellectual property rights. See further discussion under Item 1A, Risk Factors, within the heading “Litigation – We may have litigation liabilities that could result in significant costs to us.”

Discontinued Operations - Gear Products

On September 30, 2010, we sold Gear Products to Tulsa Winch, Inc., an operating unit of Dover Industrial Products, Inc., for net cash proceeds of $24.8 million. Gear Products was a manufacturer of mechanical power transmission components for OEMs, serving the utility, construction, forestry, marine, and mining markets. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in the income tax expense we recognized on the sale. Gear Products results are reported as discontinued operations for all periods presented.

Capacity Utilization

Based on a five-day, three-shift work week, average capacity utilization is estimated as follows:

	Year Ended December 31,
	2012	2011
Forestry, lawn, and garden	82%	93%
Farm, ranch, and agriculture	40%	40%
Concrete cutting and finishing	60%	60%

Historically, the Company has operated its FLAG segment facilities at high capacity utilization levels. Capacity for our forestry products has been expanded in recent years with the establishment of our manufacturing plant in Fuzhou, China in 2005, the purchase of Carlton Holdings, Inc. and its subsidiaries (“Carlton”), a manufacturer of cutting chain for chain saws located near Portland, Oregon in 2008, and a significant expansion of our facility in Fuzhou, China beginning in 2011. The Company expects to meet future sales demand by expanding capacity at existing facilities through both productivity enhancements and capital investment. We are also evaluating a potential new manufacturing facility, to be located in Eastern Europe over the next several years, in order to meet anticipated future demand for our forestry and other products. We have also increased manufacturing capacity for FLAG lawn and garden products with the acquisition of PBL in 2011. The FRAG segment facilities were generally operated on a five-day, one-shift basis during 2012. During 2012, we consolidated our FRAG assembly operations formerly located in Golden, Colorado into a new larger facility in Kansas City, Missouri. We are currently expanding manufacturing capacity in our FRAG segment by investing in productivity enhancements and through capital investment.

Backlog

Our sales order backlog was as follows:

	As of December 31,
(Amounts in thousands)	2012	2011	2010
Forestry, lawn, and garden	$167,875	$182,414	$125,987
Farm, ranch, and agriculture	31,480	30,756	6,671
Concrete cutting and finishing	443	562	1,059

Total sales order backlog	$199,798	$213,732	$133,717

The total backlog as of December 31, 2012 is expected to be completed and shipped within twelve months.

Employees

At December 31, 2012, we employed approximately 4,700 individuals. None of our U.S. employees belong to a labor union. The number of foreign employees who belong to labor unions is not significant. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years.

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

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations, as summarized in the following table.

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Expenses attributed to environmental compliance	$2,200	$2,300	$2,200
Capital expenditures attributed to environmental compliance	500	600	200

Total attributed to environmental compliance	$2,700	$2,900	$2,400

We expect to spend approximately $2.5 million to $3.0 million per year in capital and operating costs over the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.

In the manufacture of our products, we use certain chemicals and processes, including chrome and paints applied to some of our products, and oils used on metal-working machinery. Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. For certain of our former facilities, we retained responsibility for past environmental matters under certain conditions and pursuant to the terms of the agreements by which we sold the properties to third party purchasers. In addition, from time to time third parties have asserted claims against us for environmental remediation at former sites despite the absence of a contractual obligation. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring, and in some cases, remediating. We have recognized the estimated costs of remediation in the Consolidated Financial Statements for all known contaminations that require remediation by us. As of December 31, 2012, the total recorded liability for environmental remediation was $3.5 million. Management believes that costs incurred to investigate, monitor, and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows. We cannot be sure, however, that we have identified all existing contamination on our current and former properties or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up environmental contamination.

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

In recent years, climate change has been discussed in various political and other forums throughout the world. We do not believe that climate change has had a significant impact on our business operations or results to this point, but we cannot be sure of the potential effects to our business from any future changes in regulations or laws concerning climate change. Any new regulations limiting the amount of timber that could be harvested would most likely have a negative impact on our sales of forestry products. If climate change were to result in significant shifts in crops grown in agricultural regions, or prolonged significant changes in weather patterns, it could adversely affect our agricultural product business.

For additional information regarding certain environmental matters, see Note 14 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For financial information about industry segments and foreign and domestic operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 of Notes to Consolidated Financial Statements.

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

Available Information

Our website address is www.blount.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and other U.S. Securities and Exchange Commission (“SEC”) filings by accessing the Investor Relations section of the Company’s website under the heading “SEC Filings”. These reports are available on our Investor Relations website as soon as reasonably practicable after we electronically file them with the SEC.

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

The markets in which we operate are competitive. We believe that design features, product quality, customer service, delivery lead times, and price are the principal factors considered by our customers. Some of our competitors may have, or may develop, greater financial resources, lower costs, superior technology, or more favorable operating conditions than we do. For example, our competitors are expanding capacity or contracting with suppliers located in China and other low-cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies has nevertheless been formidable and has, in some cases, negatively affected our business. We may not be able to compete successfully with our existing or any new competitors, and the competitive pressures we face may result in decreased sales, operating income, and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes. Certain of our customers also compete with us with certain products in selected markets, and they may expand their production and marketing of competing products in the future.

Key Customers—Loss of one or more key customers would substantially decrease our sales.

In 2012, none of our customers accounted for 10% or more of our total sales and our top three customers accounted for $147.3 million, or 15.9%, of our total sales. Aside from our top three customers, no other customer individually accounted for more than 2.0% of our total sales in 2012. While we expect these business relationships to continue, the loss of any of these key customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income, and cash flows. Certain customers may also decide to manufacture various components themselves that we currently sell to them, which would have an adverse effect on our business.

Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

We purchase important materials and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination or disruption of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality, and a possible loss of sales in the short-term. In 2012, we purchased $26.5 million in products from our largest supplier and $75.6 million in products and raw materials from our top five suppliers. During 2012, we experienced difficulty in obtaining certain component parts on a timely basis from one of our key suppliers in the FRAG segment, and these supply disruptions in turn resulted in delayed and ultimately lost sales of some of our FRAG products, as well as higher costs to expedite delivery and service customer demand.

Some of these raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. In 2012 we purchased $97.8 million of steel. In addition to steel raw material, we also purchase components and subassemblies that are made with steel, and prices for these items are also subject to steel price volatility risk. We have not hedged against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short-term through increased pricing. We estimate that a 10% change in the price of steel purchased as raw material, without a corresponding increase in selling prices, would have reduced 2012 income from continuing operations before taxes by $9.8 million.

Foreign Sales and Operations—We have substantial foreign sales, operations, and property, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in currency exchange rates, unexpected changes in regulatory environments, or potentially adverse tax consequences.

In 2012, approximately 56% of our sales were shipped to customers outside of the U.S. International sales and operations are subject to inherent risks, including changes in local economic or political conditions, instability of government institutions, the imposition of currency exchange restrictions, unexpected changes in legal and regulatory environments, nationalization of private property, and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales.

Some of our sales and expenses are denominated in local currencies that are affected by fluctuations in currency exchange rates in relation to the U.S. Dollar. Historically, our principal local currency exposures have been related to manufacturing costs and expenses in Canada, and local currency sales and expenses in Europe. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have reduced our operating income by $6.1 million. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $11.2 million and operating income by $0.9 million in 2012. We estimate that the year-over-year movement of foreign exchange rates from 2011 to 2012, whereby the U.S. Dollar strengthened in relation to the Canadian Dollar and the Euro, decreased our sales by $13.8 million and decreased our operating income by $3.9 million.

Also, approximately 58% of our foreign sales in 2012 were denominated in U.S. Dollars. We may see a decline in sales during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. Furthermore, if the U.S. Dollar strengthens against foreign currencies, it becomes more costly for foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, our bad debt expense may increase.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2012, 857,555, or 43%, of the total square feet of our owned facilities are located outside of the U.S., and 28% of our leased square footage is located outside the U.S. This foreign-based property, plant, and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing and distribution capabilities and would result in reduced sales, operating income, and cash flows.

Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.

Sales of many of our products are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for agricultural and yard care products, such as tractor attachments and lawnmower blades, and conversely, plentiful rain conditions stimulate demand for these products. During 2012, continuing drought conditions in North America resulted in lower sales of certain of our FRAG and lawn and garden products. Natural disasters such as hurricanes, typhoons, and ice and wind storms that knock down trees can stimulate demand for our forestry and log splitter products. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

Financial Leverage—Due to our financial leverage, we could have difficulty operating our business and satisfying our debt obligations.

As of December 31, 2012, we have $793.8 million of total liabilities, including $516.8 million of debt. Our debt leverage is significant, and may have important consequences for us, including the following:

•

A significant portion of our cash flow from operations is dedicated to the payment of interest expense and required principal repayments, which reduces the funds that would otherwise be available to fund operations and future business opportunities. Cash interest and mandatory debt principal payments totaled $31.6 million during 2012.

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

We have available borrowing capacity under the revolving portion of our senior credit facilities of $61.8 million as of December 31, 2012. Our term loan facility does not allow the borrowing of additional principal amounts. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.

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

A breach of any of our restrictive debt covenants could result in acceleration of our obligations to repay our debt. An acceleration of our repayment obligations under our senior credit facilities could result in a payment or distribution of substantially all of our assets to our secured lenders, which would materially impair our ability to operate our business as a going concern. In addition, our senior credit facility agreement, among other things, restricts and/or limits our and certain of our subsidiaries’ ability to:

•	incur debt;

•	guarantee indebtedness of others;

•	pay dividends on our stock;

•	repurchase our stock;

•	pursue strategic acquisitions;

•	make certain types of investments;

•	use assets as security in other transactions;

•	sell certain assets or merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into certain types of transactions with affiliates;

•	enter into certain new businesses; and

•	make certain payments in respect of subordinated indebtedness.

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

The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral. An event of default under our senior credit facilities could trigger our lenders’ contractual rights to enforce their security interests in these assets.

Litigation—We may have litigation liabilities that could result in significant costs to us.

Our historical and current business operations have resulted in a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products, and litigation involving alleged patent infringement. Certain of these liabilities relating to certain of our discontinued operations were retained by us under terms of the relevant divestiture agreements. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance, and other related costs could result in future liabilities that are significant and that could significantly reduce our operating income, cash flows, and cash balances. See also Item 3, Legal Proceedings, and Note 14 to the Consolidated Financial Statements.

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

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our or other sites affected by our actions, changes in existing environmental laws or their interpretation, including changes related to climate change, and more rigorous enforcement by regulatory authorities may require additional expenditures by us to modify operations, install pollution control equipment, investigate and monitor contamination at sites, clean contaminated sites, or curtail our operations. These expenditures could significantly reduce our net income and cash flows. See also Item 1, Business-Environmental Matters, Item 3, Legal Proceedings, and Note 14 to the Consolidated Financial Statements.

General Economic Factors—We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses.

Our business is subject to a number of general economic factors, many of which are largely out of our control, which may, among other effects, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses. These factors include recessionary economic cycles and downturns in customers’ business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers’ business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowance for bad debts. World-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture our products. Our senior credit facility borrowings are at variable interest rates. Increases in market reference interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate that an increase in our average interest rates in 2012 of 100 basis points would have increased our interest expense by $5.4 million. In addition, fluctuations in the market values of equity and debt securities held in the Company’s pension plan assets can adversely affect the funding status of our defined benefit pension plans. The expense and funding requirements for these plans may increase in the future as a result of reduced values of the plan assets. Furthermore, terrorist activities, anti-terrorist efforts, war, or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

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

In addition, the stock market and our common stock have historically experienced price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the preceding two-year period, our highest closing stock price has exceeded our lowest closing stock price by 45%. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.

Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.

Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2012, approximately 44% of our outstanding common stock was owned or controlled by our five largest stockholders. We may sell additional shares of common stock in subsequent public offerings, or other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock.

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

In recent years we have increased the volume of sales transactions processed over the internet. As a result, sensitive information about our customers is stored in electronic media. If unauthorized access to this information were gained, we could be subject to penalties or claims by our customers, which could have an adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. Cutting chain, guide bar, and drive sprocket manufacturing facilities within our FLAG business segment are located in Portland, Oregon; Milwaukie, Oregon; Curitiba, Brazil; Guelph, Canada; and Fuzhou, China. Lawnmower blade manufacturing facilities within our FLAG business segment are located in Kansas City, Missouri; Civray, France; and Queretaro, Mexico. Assembly of log splitters and post-hole diggers within our FRAG business segment occurred in leased facilities in Kansas City, Missouri. Tractor attachment, construction attachment, riding lawnmowers, and other product manufacturing plants within our FRAG business segment are located in Oregon, Illinois; Kronenwetter, Wisconsin; and Sioux Falls, South Dakota. Sales offices and distribution centers are located in Coppell, Texas; Curitiba, Brazil; several locations in Europe; Fuzhou, China; Guelph, Canada; Nishi-ku, Yokohama, Japan; Kansas City, Missouri; Moscow, Russia; Nashville, Tennessee; Oregon, Illinois; Portland, Oregon; Rockford, Illinois; Sparks, Nevada; and Strongsville, Ohio. SpeeCo is headquartered in Golden, Colorado with design, engineering, sales, and marketing functions located in that facility. SpeeCo also operated an assembly, warehouse, and distribution center in Golden, Colorado through the end of 2011, but those operations were moved to Kansas City, Missouri in early 2012.

All of these facilities are in relatively good condition, are currently in normal operation, and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2012 is as follows:

	Area in Square Feet
	Owned	Leased
Forestry, lawn, and garden segment	1,419,300	479,100
Farm, ranch, and agriculture segment	531,000	689,500
Corporate and other	50,700	34,400

Total	2,001,000	1,203,000

We currently lease 95,000 feet in Golden, Colorado that is presently idle and unoccupied and this leased property is not included in the preceding table.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 14 of Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (ticker “BLT”). The following table presents the quarterly high and low closing prices for the Company’s common stock for the last two years. Cash dividends have not been declared for the Company’s common stock since 1999. The Company’s senior credit facility agreement limits the amount available to pay dividends or repurchase Company stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. The Company had approximately 5,400 stockholders of record as of December 31, 2012. See information about the Company’s stock compensation plans in Note 16 to the Consolidated Financial Statements and also in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has not sold any registered or unregistered securities, or repurchased any shares of its common stock, during the three year period ended December 31, 2012.

The Company’s highest and lowest closing stock price for each of the last eight quarters is presented in the table below.

	Common Stock
	High	Low
Year Ended December 31, 2012:
First quarter	$17.50	$14.61
Second quarter	17.11	13.00
Third quarter	15.04	12.71
Fourth quarter	15.82	12.87

Year Ended December 31, 2011:
First quarter	$16.46	$14.45
Second quarter	17.47	15.36
Third quarter	18.37	12.98
Fourth quarter	16.29	13.02

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Income Data:	(1)	(2)	(3)	(4)
Sales	$927,666	$831,630	$611,480	$487,366	$565,557
Operating income	79,280	97,953	85,555	54,526	84,386
Interest expense, net of interest income	17,206	18,550	25,517	24,501	25,705
Income from continuing operations before income taxes	61,790	74,950	52,611	30,266	60,485
Income from continuing operations	39,588	49,682	41,402	21,945	36,932
Income from discontinued operations	—	—	5,798	1,048	1,667
Net income	39,588	49,682	47,200	22,993	38,599
Earnings per share:
Basic income per share:
Continuing operations	0.81	1.02	0.86	0.46	0.78
Discontinued operations	—	—	0.13	0.02	0.03

Net income	0.81	1.02	0.99	0.48	0.81
Diluted income per share:
Continuing operations	0.79	1.01	0.85	0.46	0.77
Discontinued operations	—	—	0.12	0.02	0.03

Net income	0.79	1.01	0.97	0.48	0.80
Weighted average shares used:
Basic	49,170	48,701	47,917	47,758	47,510
Diluted	49,899	49,434	48,508	48,274	48,130

	As of December 31,
(In thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$50,267	$62,118	$80,708	$55,070	$58,275
Working capital	252,190	235,860	187,547	149,547	127,986
Property, plant, and equipment, net	177,702	155,872	108,348	114,470	119,749
Total assets	905,291	884,207	580,887	483,566	499,684
Long-term debt	501,685	510,014	339,750	280,852	293,539
Total debt	516,757	530,362	350,000	285,865	325,520
Stockholders’ equity (deficit)	111,482	69,465	42,398	(6,740)	(43,520)

The table above gives effect to the sale of Gear Products on September 30, 2010 and treatment of this business unit as discontinued operations for all periods presented. In addition, the table reflects the acquisitions of Carlton on May 2, 2008, SpeeCo on August 10, 2010, KOX on March 1, 2011, PBL on August 5, 2011, and Woods/TISCO on September 7, 2011, and inclusion of their operations from their acquisition dates forward. The results above also reflect the related acquisition accounting effects of these acquisitions, as further described below in Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results.

(1)	Income from continuing operations in 2012 includes a pre-tax charge of $7.4 million for facility closure and restructuring charges.
(2)	Income from continuing operations in 2011 includes a pre-tax charge of $3.9 million for the early extinguishment of debt.
(3)	Income from continuing operations in 2010 include a pre-tax charge of $7.0 million for the early extinguishment of debt.
(4)	Operating income and income from continuing operations in 2009 include a pre-tax charge of $8.6 million for settlement of a litigation matter, fees associated with refinancing activities and costs associated with the transition of the Company’s CEO position; a pre-tax charge of $7.2 million for plant closure and severance costs; and a pre-tax gain of $2.7 million on the sale of land and building in Europe.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report, as well as the information in Item 1, Business, and Item 6, Selected Consolidated Financial Data. See Item 1, Business, for an overview of the Company’s business, operating segments, the industries in which we compete, and general factors affecting our results. Our business has changed significantly over the past three years as a result of acquisitions and dispositions of several business units. See Item 1, Business, and Note 2 to the Consolidated Financial Statements for descriptions of these transactions.

Consolidated Operating Results

Year ended December 31, 2012 compared to year ended December 31, 2011

(Amounts in millions)
(Amounts may not sum due to rounding)	2012	2011	Change		Contributing Factor
Sales	$927.7	$831.6	$96.0
				$(42.6)	Sales volume, excluding acquisitions
				139.3	Acquired sales volume
				13.1	Selling price and mix
				(13.8)	Foreign currency translation
Gross profit	256.2	255.8	0.4
Gross margin	27.6%	30.8%		17.0	Sales volume, including acquisitions
				13.1	Selling price and mix
				(18.4)	Product cost and mix
				0.6	Average steel costs
				(6.6)	Incremental logistics costs
				(1.0)	Facility closure costs
				(0.4)	Acquisition accounting effects
				(3.9)	Foreign currency translation
SG&A	170.5	157.9	12.7
As a percent of sales	18.4%	19.0%
				18.6	Incremental SG&A of acquisitions
				2.3	Compensation expense
				(7.3)	Professional services
				2.4	Employee benefits
				1.1	Travel and personnel-related
				(3.5)	Foreign currency translation
				(0.9)	Other, net
Facility closure and restructuring costs	6.4	—	6.4
Operating income	79.3	98.0	(18.7)
Operating margin	8.5%	11.8%		0.4	Increase in gross profit
				(12.7)	Increase in SG&A
				(6.4)	Facility closure and restructuring costs
Net income	$39.6	$49.7	$(10.1)
				(18.7)	Decrease in operating income
				1.3	Decrease in net interest expense
				4.2	Change in other income (expense)
				3.1	Decrease in income tax provision

Sales increased by $96.0 million, or 11.5%, from 2011 to 2012, primarily due to incremental sales volume of $139.3 million from the companies we acquired during 2011. We report all incremental sales attributable to recent acquisitions as unit volume increase, up through the one year anniversary of the acquisition date. Excluding the effect of the incremental sales from these acquisitions, unit sales volume decreased by $42.6 million, or 5.1%. Changes in average selling prices and product mix increased sales revenue by $13.1 million on a year-over-year basis, excluding acquisitions. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $13.8 million in 2012 compared to 2011, excluding acquisitions, given the relatively stronger U.S. Dollar in comparison to most foreign currencies. International sales decreased by $29.4 million, or 5.6%, including the adverse currency effect of $13.8 million, while domestic sales decreased by $13.8 million, or 4.5%, exclusive of sales from recent acquisitions.

Gross profit increased by $0.4 million, or 0.2%, from 2011 to 2012. Higher unit sales volume, including incremental volume from recent acquisitions, added $17.0 million of gross profit in 2012. In addition, the $13.1 million effect of higher average selling prices and product mix further increased gross profit. Partially offsetting these increases was $18.4 million in higher product cost and mix, reflecting reduced manufacturing efficiencies and overhead absorption due to lower production levels during 2012. Steel costs were an estimated $0.6 million lower on average in 2012 compared with 2011. Gross profit was also negatively affected by $6.6 million in incremental logistics costs, including $5.3 million of above normal freight costs, incurred in the FRAG segment, $1.0 million in facility closure and restructuring costs related to the consolidation of our former assembly and distribution center operations located in Golden, Colorado to our new facility in Kansas City, Missouri, and a slight increase in acquisition accounting effects of $0.4 million. Fluctuations in currency exchange rates decreased our gross profit in 2012 compared to 2011 by $3.9 million as the translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported foreign sales, only partially offset by lower reported foreign manufacturing costs.

Gross margin in 2012 was 27.6% of sales compared to 30.8% in 2011. Our gross margin has decreased over the last two and a half years as a result of the businesses we acquired in 2010 and 2011, which have lower gross margins than the gross margins of our historical businesses. The impact of acquisition accounting effects has further lowered our gross margins. Excluding the results of the companies acquired in 2010 and 2011, our gross margin would have been 35.2% in 2012 and 35.3% in 2011. Our strategies to improve gross margins are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to their manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs. In addition, the acquisition accounting effects for these business units will gradually diminish over time with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins in the future.

SG&A was $170.5 million in 2012, compared to $157.9 million in 2011, representing an increase of $12.7 million, or 8.0%. As a percentage of sales, SG&A decreased from 19.0% in 2011 to 18.4% in 2012, primarily due to the effect of the acquisitions, which operate with a lower level of SG&A expenses. Incremental SG&A expense incurred at our recent acquisitions added $18.6 million of SG&A in 2012, prior to the one year anniversary date of each acquisition, representing 13.3% as a percentage of incremental sales. Compensation expense increased by $2.3 million on a comparative basis, reflecting annual wage increases, increased headcount, and higher non-cash stock-based compensation expense, partially offset by a reduction in accruals for incentive compensation plans. Costs for professional services were $7.3 million lower in 2012 compared to 2011 primarily because our level of acquisition due diligence and refinancing activity has significantly decreased. Costs of employee benefit programs reported in SG&A increased by $2.4 million, primarily due to increased amortization of actuarial losses caused by the decrease in discount rates used to measure our accumulated benefit obligations at the end of 2011. Travel and other personnel-related expenses increased by $1.1 million on a year-over-year basis. International operating expenses decreased by $3.5 million from the prior year due to the favorable movement in foreign currency exchange rates.

During 2012, we completed certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City. During 2012, we recognized direct costs of $7.4 million associated with these two actions. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden and in the previous distribution center in Kansas City that will not be utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing distribution center operations, third party costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million are reported in cost of sales in the Consolidated Statement of Income for the twelve months ended December 31, 2012. We do not expect to incur significant direct costs from these transitions in future periods.

We maintain defined benefit pension plans covering many of our employees and retirees in the U.S., Belgium, Canada, and France. We also maintain post-retirement medical and other benefit plans covering many of our employees and retirees in the U.S, and defined contribution retirement plans covering most of our employees in the U.S. and Canada. The costs of these post-employment benefit plans are included in cost of goods sold and SG&A, and are determined either on an actuarial basis, or on an accrual basis. The accounting effects and funding requirements for certain of these plans are subject to actuarial estimates, actual plan experience, and the assumptions we make regarding future trends and expectations. See further discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates.” Total expense recognized for all post-retirement benefit plans was $18.6 million in 2012 and $15.5 million in 2011. At December 31, 2012, we had $126.8 million of accumulated other comprehensive losses related to our pension and other post-employment benefit plans that will be amortized to expense over future years, including $7.7 million to be expensed in 2013. We expect our total expense for all post-retirement plans to be between $23 million and $24 million in 2013.

Operating income decreased by $18.7 million from 2011 to 2012. The decrease was due to increased SG&A expenses and the costs of the facility closure and restructuring activities, partially offset by slightly higher gross profit. Our operating margin decreased from 11.8% of sales in 2011 to 8.5% of sales in 2012. Non-cash acquisition accounting effects reduced our operating profit and operating margin by $16.0 million and 1.7% in 2012 and by $15.9 million and 1.9% in 2011, respectively.

Interest expense was $17.4 million in 2012 compared to $18.7 million in 2011. The $1.4 million decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in June 2011, but our average borrowing level increased significantly in September 2011 with the acquisition of Woods/TISCO.

Other expense, net was $0.3 million in 2012 and $4.5 million in 2011. In 2011, we recognized $3.9 million in charges related to the fourth amendment and restatement of our senior credit facilities.

Net income in 2012 was $39.6 million, or $0.79 per diluted share, compared to $49.7 million, or $1.01 per diluted share, in 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010

(Amounts in millions)
(Amounts may not sum due to rounding)	2011	2010	Change		Contributing Factor
Sales	$831.6	$611.5	$220.2
				$64.0	Sales volume, excluding acquisitions
				132.5	Acquired sales volume
				17.2	Selling price and mix
				6.5	Foreign currency translation
Gross profit	255.8	204.0	51.8
Gross margin	30.8%	33.4%		54.7	Sales volume, including acquisitions
				17.2	Selling price and mix
				(3.5)	Product cost and mix
				(3.8)	Average steel costs
				(10.8)	Acquisition accounting effects
				(2.0)	Foreign currency translation
SG&A	157.9	118.5	39.4
As a percent of sales	19.0%	19.4%		19.3	Incremental SG&A of acquisitions
				4.9	Compensation expense
				4.8	Professional services
				3.6	Advertising
				1.5	Travel
				1.1	Employee benefits
				2.3	Foreign currency translation
				1.9	Other, net
Operating income	98.0	85.6	12.4
Operating margin	11.8%	14.0%		51.8	Increase in gross profit
				(39.4)	Increase in SG&A
Income from continuing operations	49.7	41.4	8.3
				12.4	Increase in operating income
				7.0	Decrease in net interest expense
				3.0	Change in other income (expense)
				(14.1)	Increase in income tax provision
Net income	$49.7	$47.2	$2.5
				8.3	Increase in income from continuing operations
				(5.8)	Discontinued operations

Sales increased by $220.2 million, or 36.0%, from 2010 to 2011, primarily due to incremental sales volume of $132.5 million from the companies we acquired during 2010 and 2011. We report all incremental sales attributable to recent acquisitions as unit volume increase, up through the one year anniversary of the acquisition date. Excluding the effect of these acquisitions, unit sales volume increased by $64.0 million, or 10.5%. Changes in average selling prices and product mix increased sales revenue by $17.2 million on a year-over-year basis, excluding acquisitions. The translation of foreign currency-denominated sales transactions increased consolidated sales by $6.5 million in 2011 compared to 2010, excluding acquisitions, given the relatively weaker U.S. Dollar in comparison to most foreign currencies. International sales increased by $75.1 million, or 18.0%, while domestic sales increased by $12.5 million, or 6.4%, both exclusive of sales from recent acquisitions.

Gross profit increased by $51.8 million, or 25.4%, from 2010 to 2011. Higher unit sales volume, including incremental volume from recent acquisitions, provided additional gross profit of $54.7 million. Higher average selling prices and product mix accounted for $17.2 million in additional gross profit. Partially offsetting these increases were an increase in acquisition accounting effects of $10.8 million, $3.5 million in higher product cost and mix, and a year-over-year increase in steel costs of $3.8 million. Fluctuations in currency exchange rates decreased our gross profit in 2011 compared to 2010 by $2.0 million on a consolidated basis. The translation of stronger foreign currencies in Canada and Brazil into a weaker U.S. Dollar resulted in higher reported manufacturing costs. This foreign currency effect at our international manufacturing locations more than offset the positive effect on translation of international sales revenue. Gross margin in 2011 was 30.8% of sales compared to 33.4% of sales in 2010. The decline in gross margin from 2010 is primarily the result of the lower average gross margins of acquired businesses and the related acquisition accounting effects.

SG&A was $157.9 million in 2011, compared to $118.5 million in 2010, representing an increase of $39.4 million, or 33.2%. As a percentage of sales, SG&A decreased from 19.4% in 2010 to 19.0% in 2011, primarily due to the increase in sales, which outpaced the increase in SG&A spending. Incremental SG&A expense incurred at our recent acquisitions added $19.3 million in 2011. Compensation expense increased by $4.9 million from 2010 to 2011, reflecting annual wage increases, increased headcount, and higher stock compensation expense, partially offset by reduced incentive compensation expense. Costs for professional services increased by $4.8 million, largely due to our acquisition program, as we acquired KOX, PBL, and Woods/TISCO in 2011 compared with SpeeCo in 2010. Advertising expense increased by $3.6 million, primarily due to advertising programs for new product introductions. Travel costs were $1.5 million higher in 2011 compared with 2010 as the Company continued to pursue its strategic initiatives. The cost of employee benefits increased $1.1 million year-over-year. International operating expenses increased by $2.3 million from the prior year due to the movement in foreign currency exchange rates. Costs of post-retirement benefit plans, including defined benefit pension plans, defined contribution plans, post-retirement medical plans, and other post-retirement plans, were $15.5 million in 2011 and $14.7 million in 2010. These costs are reported in cost of sales and in SG&A in the Consolidated Statements of Income.

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

Interest expense was $18.7 million in 2011 compared to $25.6 million in 2010. The decrease was due to lower average interest rates on our debt, partially offset by higher average outstanding debt balances in the comparable periods. The variable interest rates on our term loans decreased significantly when we amended and restated our senior credit facilities in June 2011, and our weighted average interest rate was also reduced when we repaid our senior subordinated notes in September 2010. However, our average outstanding debt balances increased significantly in September 2011 when we acquired Woods/TISCO.

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

Income Tax Provision

The following table summarizes our income tax provision for continuing operations in 2012, 2011, and 2010:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Income from continuing operations before income taxes	$61,790	$74,950	$52,611
Provision for income taxes	22,202	25,268	11,209

Income from continuing operations	39,588	49,682	41,402

Effective tax rate	35.9%	33.7%	21.3%

See Note 10 to Consolidated Financial Statements for additional information about income taxes and a reconciliation of the U.S. federal statutory rate to the effective income tax rate recognized in each year above.

The 2012 effective tax rate was increased from the federal statutory rate by foreign withholding taxes, state income taxes, and additional deferred tax expense to establish a valuation allowance against deferred tax assets arising from certain foreign net operating loss (“NOL”) carryforwards. These increases to the 2012 effective tax rate were partially offset by lower taxes on our foreign operations and permanent differences, including the domestic production deduction. Taxes on our foreign operations are lower than in the U.S. because of lower statutory tax rates and increased deductions for tax purposes in foreign jurisdictions that are not recognized as expenses for book purposes.

The 2011 effective tax rate was reduced from the federal statutory rate by lower taxes on our foreign operations, permanent differences, including the domestic production deduction, and the release of previously provided income tax expense on uncertain tax positions resulting from the expiration of the statute of limitations for certain tax returns. These reductions to the 2011 effective tax rate were partially offset by foreign withholding taxes, state income taxes, and the unfavorable impact of nondeductible transaction costs incurred to facilitate the 2011 acquisitions of KOX, PBL, and Woods/TISCO.

The 2010 effective tax rate was reduced from the federal statutory rate by lower taxes on our foreign operations, federal and state research tax credits, permanent differences, including the domestic production deduction, and by the release of previously provided income tax expense on uncertain tax positions resulting from the conclusion of an audit with the U.S. Internal Revenue Service (“IRS”) and the expiration of the statute of limitations for certain tax returns. These reductions to the 2010 effective tax rate were partially offset by additional tax expense on repatriated earnings from certain of our foreign locations, foreign withholding taxes, state income taxes, and the tax impact of writing off the deferred tax asset related to the Medicare Part D subsidy in accordance with 2010 legislation which made the previously exempt subsidy subject to federal income tax beginning in 2013.

Discontinued Operations

Discontinued operations are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Operating income prior to disposition date	$—	$—	$1,031
Gain on disposal	—	—	11,941

Income from discontinued operations before income taxes	—	—	12,972
Income tax expense	—	—	7,174

Income from discontinued operations	$—	$—	$5,798

The results of discontinued operations in 2010 reflect the pre-disposition operating results and the gain on sale of Gear Products. Under terms of the stock purchase agreement, the parties agreed to treat the stock sale as if it were an asset sale for income tax purposes, which resulted in an increase in the income tax expense we recognized on the sale.

Segment Results

The following table reflects results by segment.

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Sales:
FLAG	$650,480	$659,883	$554,053
FRAG	250,845	147,475	34,200
Corporate and other	26,341	24,272	23,227

Total sales	$927,666	$831,630	$611,480

Operating income (expense):
FLAG	$108,255	$115,597	$104,113
FRAG	(7,495)	4,474	1,671
Corporate and other	(21,480)	(22,118)	(20,229)

Total operating income	$79,280	$97,953	$85,555

Forestry, Lawn, and Garden Segment. The FLAG segment results in 2011 include the operations of the Company that have historically served the FLAG markets, as well as the results of KOX from the acquisition date of March 1, 2011 to the end of the year, and the results of the FLAG portion of PBL from the acquisition date of August 5, 2011 to the end of the year. The FLAG segment results in 2012 include the operations of all three business units for the entire year. The following table reflects the factors contributing to the change in sales and operating income in the FLAG segment between 2011 and 2012:

(Amounts in thousands)	Sales	Contribution to Operating Income
Year ended December 31, 2011	$659,883	$115,597
Unit sales volume, excluding acquisitions	(26,468)	(12,448)
Selling price and product mix	11,966	11,966
Product cost and mix	—	(9,203)
SG&A expense, excluding acquisitions	—	9
Acquired businesses, excluding acquisition accounting effects	17,880	1,695
Decrease in acquisition accounting effects	—	923
Foreign currency translation	(12,781)	(284)

Year ended December 31, 2012	$650,480	$108,255

Sales in the FLAG segment decreased $9.4 million, or 1.4%, from 2011 to 2012. The acquisitions of KOX in March 2011 and the FLAG portion of the PBL business in August 2011 contributed $17.9 million of incremental sales volume during 2012 up through the one year anniversary of their respective acquisition dates. Excluding the incremental effect of these acquisitions, unit sales volume decreased by $26.5 million, or 4.0%. The lower unit sales volume is primarily due to reduced demand for our products in certain geographic regions as further described below. Changes in average selling prices, reflecting selected pricing actions taken in 2011 and 2012, and changes in product mix increased FLAG sales revenue by $12.0 million in 2012. The translation of foreign currency-denominated sales transactions decreased FLAG sales by $12.8 million, primarily due to the relatively stronger U.S. Dollar in comparison to most foreign currencies.

Excluding the effects of recent acquisitions, sales of forestry products were down 6.2%, while sales of lawn and garden products were up 8.4%. Excluding the effects of recent acquisitions, FLAG sales to OEMs were down

12.5% while sales to the replacement market decreased by 2.5%. Excluding the effects of recent acquisitions, FLAG sales increased in North America by 3.7%. FLAG sales in Europe and Russia decreased 11.8%, reflecting economic weakness and uncertainty in that region during 2012, as well as the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Euro. FLAG sales decreased in the Asia-Pacific region by 4.3%, driven by relatively soft market conditions in that region. FLAG sales in South America increased by 7.3%, as customer demand in that geographic region was relatively strong during 2012.

Sales order backlog for the FLAG segment at December 31, 2012 was $167.9 million compared to $182.4 million at December 31, 2011. The reduction in sales order backlog reflects reduced demand for our FLAG products, particularly in Europe due to the recent weak economic conditions and uncertainty in that region.

Contribution to operating income from the FLAG segment decreased $7.3 million, or 6.4%, from 2011 to 2012. Lower unit sales volume reduced the FLAG contribution to operating income while average selling price and mix improvements positively affected the FLAG contribution to operating income. Higher product cost and mix reduced contribution to operating income from the FLAG segment by $9.2 million. The inclusion of the results of KOX and PBL for the periods after the one year anniversary of their acquisition dates has resulted in less favorable product mix as these business units operate at lower operating margins than our historical FLAG operations. In addition, lower production volumes during 2012 reduced overhead absorption and manufacturing efficiency. FLAG production facilities for 2012 were operated at an average of approximately 82% of capacity, compared to an average of approximately 93% of capacity during 2011. In addition, costs in the new distribution center in Kansas City were increased during the start-up and transition phase of that facility. Average steel costs were slightly lower in 2012 than in 2011. Excluding acquisitions, SG&A expense was flat from 2011 to 2012, reflecting the positive effects of foreign currency movements, reduced incentive compensation expense, and efforts to contain costs, offset by wage increases and increased headcount.

The effect of acquired sales volume and incremental SG&A of recent acquisitions contributed $1.7 million to operating income in 2012 in the FLAG segment, excluding acquisition costs. Acquisition accounting effects decreased for the FLAG segment by $0.9 million, reflecting the accelerated nature of the timing of recognition for such effects.

The FLAG segment results in 2011 include the operations of the Company that have historically served the FLAG markets, as well as the results of KOX from the acquisition date of March 1, 2011 to the end of the year, and the results of the FLAG portion of PBL from the acquisition date of August 5, 2011 to the end of the year. The FLAG segment results in 2010 include only the operations historically serving the FLAG markets. The following table reflects the factors contributing to the change in sales and operating income in the FLAG segment between 2010 and 2011:

(Amounts in thousands)	Sales	Contribution to Operating Income
Year ended December 31, 2010	$554,053	$104,113
Unit sales volume, excluding acquisitions	56,730	21,179
Selling price and product mix	15,596	15,596
Product cost and mix	—	459
Change in steel costs	—	(3,845)
SG&A expense, excluding acquisitions	—	(12,884)
Acquired businesses, excluding acquisition accounting effects	27,350	(1,657)
Increase in acquisition accounting effects	—	(2,937)
Foreign currency translation	6,154	(4,427)

Year ended December 31, 2011	$659,883	$115,597

Sales in the FLAG segment increased $105.8 million, or 19.1%, from 2010 to 2011. The acquisitions of KOX in March 2011 and the FLAG portion of the PBL business in August 2011 contributed $27.4 million of incremental sales volume during 2011. Excluding the effect of these acquisitions, unit sales volume increased by $56.7 million, or 10.2%, as the global economic recovery continued and we experienced strong demand for our products. Changes in average selling prices, reflecting selected pricing actions taken, and changes in product mix increased FLAG sales revenue by $15.6 million in 2011. The translation of foreign currency-denominated sales transactions increased FLAG sales by $6.2 million, primarily due to the relatively weaker U.S. Dollar in comparison to most foreign currencies.

Excluding the effects of recent acquisitions, sales of forestry products were up 16.0% and sales of lawn and garden products were up 4.4%. Excluding the effects of recent acquisitions, sales to OEMs were up 6.7% and sales to the replacement market increased by 14.2%. Excluding the effects of recent acquisitions, FLAG sales increased by 5.9% in North America, 18.2% in Europe, 21.2% in the Asia-Pacific Region, and by 15.9% in South America.

Contribution to operating income from the FLAG segment increased $11.5 million, or 11.0%, from 2010 to 2011. Higher unit sales volume and improved average selling price and mix increased contribution to operating income of the FLAG segment in 2011. Higher average steel costs of $3.8 million negatively affected contribution to operating income. Excluding acquisitions, SG&A expense was $12.9 million higher in 2011 than in 2010 due to increased head count, wage increases, increased advertising expenses, and increased travel and other employee-related costs.

The effect of acquired sales volume and incremental SG&A of KOX and PBL reduced contribution to operating income in 2011 in the FLAG segment by $1.7 million. Transition costs and soft market conditions in late 2011 in Europe negatively affected the 2011 results of these business units. Acquisition accounting effects increased for the FLAG segment by $2.9 million, reflecting the acquisitions of KOX and PBL in 2011. Changes in foreign currency exchange rates reduced FLAG contribution to operating income by $4.4 million, as increased sales revenue was more than offset by higher production costs in our foreign manufacturing facilities.

Farm, Ranch, and Agriculture Segment. The FRAG segment results in 2011 include the full year activity of SpeeCo, plus the activity associated with the FRAG portion of the PBL business from the acquisition date of August 5, 2011 to the end of the year, and the activity of Woods/TISCO from the acquisition date of September 7, 2011 to the end of the year. The FRAG segment results include the results of all three business units during all of 2012.

The following table reflects the factors contributing to the change in sales and operating income in the FRAG segment between 2011 and 2012:

(Amounts in thousands)	Sales	Contribution to Operating Income
Year ended December 31, 2011	$147,475	$4,474
Unit sales volume, excluding acquisitions	(18,193)	(5,482)
Selling price and product mix	407	407
Product cost and mix	—	(8,628)
Incremental logistics costs	—	(6,579)
SG&A expense, excluding acquisitions	—	(3,919)
Acquired businesses, excluding acquisition accounting effects	121,409	13,413
Increase in acquisition accounting effects	—	(1,280)
Foreign currency translation	(253)	99

Year ended December 31, 2012	$250,845	$(7,495)

Sales in the FRAG segment increased $103.4 million, or 70.1%, from 2011 to 2012, driven by the acquisitions of PBL in August 2011 and Woods/TISCO in September 2011. Excluding the effect of sales from these acquired businesses occurring before the one year anniversary of their respective acquisition dates, FRAG unit sales volume decreased by $18.2 million, or 12.3%, from 2011 to 2012, primarily due to soft customer demand from continuing drought conditions in North America and above average temperatures, particularly in the Northeastern U.S., which has reduced demand for log splitters. Unit sales volume of log splitters and certain FRAG parts during the first half of 2012 was further negatively impacted by difficulty in obtaining certain component parts from suppliers on a timely basis. As a result, we were unable to meet all of our customer demand for FRAG products during the spring 2012 selling season, which resulted in lost sales.

Excluding the effects of recent acquisitions, FRAG sales in North America decreased by 12.3%. North American FRAG sales represented 95.3% of segment sales in 2012. Sales order backlog for the FRAG segment at December 31, 2012 was $31.5 million compared to $30.8 million at December 31, 2011.

The contribution to operating income from the FRAG segment was $4.5 million in 2011 compared to a loss of $7.5 million in 2012. Reduced unit sales volume, higher product costs, increased logistics costs (see further discussion below), and increased SG&A expenses all reduced contribution to operating income from the FRAG segment. The higher product costs reflect incremental re-work and warranty costs on certain recently introduced log splitter products, and production and distribution inefficiencies incurred during the consolidation of our assembly and distribution centers.

The effect of acquired unit sales volume and incremental SG&A of recent acquisitions added $13.4 million to contribution to operating income in 2012 compared to 2011. Acquisition accounting effects were $1.3 million higher in 2012 than in 2011, reflecting the full year of ownership of the acquired businesses.

Most of our log splitter supply chain begins with unaffiliated suppliers in China. Under normal circumstances, component parts and resale products are shipped to our U.S. assembly and distribution center via ocean transport, which takes several weeks for delivery. During 2012, due to problems with obtaining certain components on a timely basis from certain of these suppliers, we fell behind on deliveries to our customers. In order to minimize service disruption to our customers, we elected to incur higher air and other freight costs to expedite the delivery of products and components from China to our assembly and distribution center in the U.S., where the component parts are assembled and the finished products are shipped to our customers. These higher freight costs were $5.3 million in 2012. We do not expect to incur significantly higher freight costs from expedited deliveries after 2012. We also incurred other incremental distribution costs of $1.3 million related to log splitter and other FRAG products in 2012. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities, which are included in the Corporate and Other category.

The FRAG segment results in 2010 reflect the activity of SpeeCo from the acquisition date of August 10, 2010 to the end of the year. The FRAG segment results in 2011 reflect the full year activity of SpeeCo, plus the activity associated with the FRAG portion of the PBL business from the acquisition date of August 5, 2011 to the end of the year, and the activity of Woods/TISCO from the acquisition date of September 7, 2011 to the end of the year. The following table reflects the factors contributing to the change in sales and operating income in the FRAG segment between 2010 and 2011:

(Amounts in thousands)	Sales	Contribution to Operating Income
Year ended December 31, 2010	$34,200	$1,671
Unit sales volume, excluding acquisitions	6,871	2,122
Selling price and product mix	1,211	1,211
Product cost and mix	—	(1,885)
SG&A expense, excluding acquisitions	—	(2,064)
Acquired businesses, excluding acquisition accounting effects	105,193	11,290
Increase in acquisition accounting effects	—	(7,871)

Year ended December 31, 2011	$147,475	$4,474

Sales in the FRAG segment increased $113.3 million, or 331.2%, from 2010 to 2011, driven by the acquisitions of SpeeCo in 2010 and Woods/TISCO and PBL in 2011. The incremental sales from SpeeCo for a full year versus a partial year in 2010, and all of the 2011 sales of Woods/TISCO and the PBL FRAG business, were $105.2 million. Excluding the effect of sales from acquired businesses occurring before the one year anniversary of their respective acquisition dates, FRAG sales volume increased by $6.9 million, or 20.1%, in 2011 compared to 2010, primarily due to new product introductions and strong product demand at SpeeCo. Changes in selling price and product mix added $1.2 million to FRAG sales revenue in 2011.

The contribution to operating income from the FRAG segment increased $2.8 million, or 167.7%, from 2010 to 2011. Increased unit sales volume and increases in average selling prices and product mix positively affected the FRAG contribution to operating income. The effect of acquired unit sales volume and incremental SG&A of recent acquisitions added $11.3 million to contribution to operating income in 2011compared to 2010. Partially offsetting these favorable factors were increased acquisition accounting effects and increased SG&A expenses.

Corporate and Other. Sales of concrete cutting and finishing products increased 8.5% from 2011 to 2012, primarily due to improved demand for our products in North America. Contribution to operating income from Corporate and Other was a $0.6 million smaller loss in 2012 than in 2011, reflecting increased sales volume and improved price and mix for our concrete cutting and finishing products, partially offset by increased SG&A costs. SG&A expenses were higher in 2012 than in 2011, reflecting the $7.4 million of direct costs associated with the facility closure and restructuring activities during 2012, and increased costs of post-retirement benefit plans, partially offset by reduced costs of professional services and incentive compensation expenses.

Sales of concrete cutting and finishing products increased 4.5% from 2010 to 2011, reflecting stronger sales in Europe. Contribution to operating income from Corporate and Other was a $1.9 million larger loss, reflecting increases in SG&A expenses of $2.1 million, partially offset by increased sales of concrete cutting and finishing products. The increase in SG&A expenses was driven largely by increased costs of professional services, primarily related to the Company’s acquisition activity.

Financial Condition, Liquidity, and Capital Resources

Our debt has fluctuated significantly in recent years due to additional borrowings to fund acquisitions, repayments from operating cash flows, and repayments from the proceeds of the sale of Gear Products. We have also undertaken several refinancing transactions which have affected our borrowing capacity, borrowing rates, financial covenants, and other terms as further described in Note 9 to the Consolidated Financial Statements. General economic conditions and conditions in financial and credit markets have also significantly affected the terms of our debt, including the interest rates we pay.

Long-term debt is summarized as follows:

	As of December 31,
(Amounts in thousands)	2012	2011
Revolving credit facility borrowings	$235,000	$228,200
Term loans	281,250	296,250
Debt and capital lease obligation of PBL	507	5,912

Total debt	516,757	530,362
Less current maturities	(15,072)	(20,348)

Long-term debt, excluding current maturities	$501,685	$510,014
Weighted average interest rate at end of period	2.71%	2.85%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by certain financial covenants. As of December 31, 2012, the Company had the ability to borrow an additional $61.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

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

The status of financial covenants was as follows:

Financial Covenants	Requirement	As of December 31, 2012
Minimum fixed charge coverage ratio	1.15	1.27
Maximum leverage ratio	4.25	3.80

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of December 31, 2012. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. During 2012, Moody’s lowered our credit rating from Ba3/Stable to Ba3/Negative. There has been no change in our credit rating by Standard & Poor’s during 2012. As of December 31, 2012, the credit ratings for the Company were as follows:

	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Negative
General credit rating	BB-/Stable	Ba3/Negative

Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of December 31, 2012, we have repaid all of PBL’s bank debt.

We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, and obligations under our post-retirement benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-retirement benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The Fourth Amendment and Restatement of our senior credit facilities include a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates, and we entered into interest rate cap and swap agreements in the fourth quarter of 2011 to meet this requirement. See further discussion of these agreements in Item 7A, Quantitative and Qualitative Disclosures about Market Risk. The weighted average interest rate on all debt was 2.71% as of December 31, 2012 and 2.85% as of December 31, 2011.

Cash and cash equivalents at December 31, 2012 were $50.3 million compared to $62.1 million at December 31, 2011. As of December 31, 2012, $39.0 million of our cash and cash equivalents was held at our foreign locations.

Cash provided by operating activities is summarized in the following table:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Net income	$39,588	$49,682	$47,200
Non-cash items	43,321	50,258	27,578

Subtotal	82,909	99,940	74,778
Changes in assets and liabilities, net	(31,638)	(21,873)	(18,900)
Discontinued operations, net	—	(334)	(6,712)

Net cash provided by operating activities	$51,271	$77,733	$49,166

Non-cash items consist of income from discontinued operations; early extinguishment of debt; depreciation; amortization; stock-based compensation; excess tax benefit from stock-based compensation; deferred income taxes; change in uncertain tax positions, loss on disposal of assets; and other non-cash charges. Net changes in assets and liabilities consist of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2012 net cash provided by operating activities of $51.3 million reflected the following significant items:

•	Net income of $39.6 million, a year-over-year decrease from 2011 of $10.1 million, reflecting reduced operating results.

•

Depreciation of property, plant, and equipment totaling $28.6 million, an increase of $5.1 million from 2011, reflecting a full year of depreciation for the companies we acquired in 2011 as well as an increase in capital expenditures. We expect depreciation expense to increase in the near term due to further planned increases in capital expenditures.

•	Amortization of $16.5 million, an increase of $4.2 million from 2011, reflecting a full year of amortization for the companies we acquired in 2011.

•	Stock-based compensation expense of $5.6 million compared to $4.4 million in 2011, reflecting grants made over the preceding three years.

•	A net deferred tax benefit of $7.6 million, primarily due to differences in timing of amortization of acquisition intangibles, compared to net deferred tax expense of $2.3 million recognized in 2011.

•	A decrease in accounts receivable of $5.0 million, reflecting a $7.0 million decrease in sales in the fourth quarter of 2012 compared with the fourth quarter of 2011.

•	An increase of $25.5 million in inventories, reflecting a buildup due to production and purchases of inventory in expectation of increased sales in 2012 whereas actual sales were lower than expected.

•	A decrease in other liabilities of $9.7 million, primarily from cash contributions made to our post-retirement benefit plan obligations.

2011 net cash provided by operating activities of $77.7 million reflected the following significant items:

•	Net income of $49.7 million, for a year-over-year increase from 2010 of $2.5 million, reflecting improved operating results and lower interest expense, partially offset by higher income taxes.

•	A charge of $3.9 million for early extinguishment of debt, resulting from our August 2011 refinancing transactions.

•

Depreciation of property, plant, and equipment totaling $23.5 million, an increase of $2.5 million from 2010, reflecting the additional depreciation of our recently acquired businesses as well as an increase in capital expenditures.

•

Amortization of $12.3 million, an increase of $5.7 million from 2010 due to the acquisitions of KOX, PBL and Woods/TISCO during 2011, and a full year of amortization for SpeeCo, acquired in August 2010.

•	Stock-based compensation expense of $4.4 million compared to $3.3 million in 2010, reflecting increased grant levels.

•	Other non-cash charges of $5.0 million, including acquisition accounting charges related to adjustments to fair value of inventory and property, plant, and equipment totaling $4.3 million.

•

An increase in accounts receivable of $12.1 million, reflecting increased sales in the fourth quarter of 2011 compared with the fourth quarter of 2010, including the effect of sales from our 2011 acquisitions.

•	An increase of $6.6 million in accounts payable and accrued expenses, primarily the result of higher accrued taxes.

•	A decrease in other liabilities of $16.4 million, primarily from cash contributions made to our post-retirement benefit plan obligations.

2010 net cash provided by operating activities of $49.2 million reflected the following significant items:

•	Net income of $47.2 million, less the income generated by discontinued operations of $5.8 million.

•	A charge of $7.0 million for early extinguishment of debt, resulting from our August 2010 refinancing transactions.

•	Depreciation of property, plant, and equipment totaling $21.0 million.

•	Amortization of $6.6 million.

•	Stock-based compensation expense of $3.3 million.

•	A benefit from the change in uncertain tax positions of $7.8 million due to the expiration of statutes on open tax years.

•	An increase in inventories of $6.8 million, reflecting increased production levels in anticipation of sales growth in the following year.

•	A net decrease of $3.2 million in accounts payable and accrued expenses, primarily the result of the timing of year-end disbursements.

•	A decrease in other liabilities of $11.7 million, primarily from cash contributions made to our post-retirement benefit plan obligations.

•

A net cash outflow for discontinued operations of $6.7 million, representing income taxes paid on the gain from the sale of Gear Products, partially offset by positive cash flow from operating Gear Products up to the date of sale.

Cash contributions for pension and other post-retirement benefit plans totaled $27.0 million in 2012, $28.2 million in 2011, and $26.0 million in 2010. Funding requirements for all such post-retirement benefit plans are expected to total between $20 million and $21 million during 2013. Funding requirements for post-retirement benefit plans can fluctuate significantly from year to year. See further discussion following under “Critical Accounting Policies and Estimates.” The Company intends to make contributions to our funded defined benefit pension plans in 2013 of between $7.5 million and $8.5 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets, changes in actuarial assumptions, regulatory requirements, and market interest rates.

Cash used in investing activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Purchases of property, plant, and equipment, net of proceeds from sale of assets	$(51,727)	$(39,406)	$(19,843)
Acquisitions, net of cash acquired	—	(217,362)	(90,854)
Discontinued operations	—	—	25,176

Net cash used in investing activities	$(51,727)	$(256,768)	$(85,521)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending has represented replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2012, we invested a total of $51.9 million in property, plant, and equipment, compared to $40.4 million in 2011, and $20.0 million in 2010. The significant increase over this three-year period reflects a significant expansion of capacity at our manufacturing facility in Fuzhou, China, as well as the inclusion of activity at our recently acquired businesses. We also invested in equipment and racking at our new larger assembly and distribution center in Kansas City. We expect our purchases of property, plant, and equipment in 2013 to be between $45 million and $50 million, including continued investment in equipment at the expanded facility in Fuzhou, China, and modernization of our other manufacturing facilities and equipment in various locations. We also continue to investigate potential locations to build or acquire a new manufacturing facility in Eastern Europe. During 2011, we sold assets for $1.0 million, including our idle land and building in Milan, Tennessee.

In 2011 we also used $217.4 million of cash to acquire KOX, PBL, and Woods/TISCO, net of cash acquired. In 2010 we used $90.9 million of cash to acquire SpeeCo, net of cash acquired. We also sold Gear Products for $25.2 million in 2010.

Cash provided by (used in) financing activities is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Net borrowing (repayment) under revolving credit facility	$6,800	$228,200	$(3,400)
Proceeds from issuance of term debt	—	300,000	350,000
Repayment of term loan and PBL debt principal	(20,416)	(361,563)	(107,465)
Repayment of 8 7/8% senior subordinated notes	—	—	(175,000)
Debt issuance costs	(1,115)	(6,509)	(6,267)
Stock-based compensation activity	2,217	1,651	3,405

Net cash provided by (used in) financing activities	$(12,514)	$161,779	$61,273

2012 activity included fees paid related to the amendment of our senior credit facilities and the following significant financing items:

•	Net borrowing under the revolving credit facility of $6.8 million.

•	Repayment of $15.0 million in term debt principal as required under the senior credit facility agreement.

•	Repayment of $5.4 million in PBL debt principal as we eliminated all bank debt at this subsidiary.

2011 activity included the Fourth Amendment and Restatement of our senior credit facilities and the following significant financing items:

•	Net borrowing under the new revolving credit facility, of $228.2 million.

•	Borrowing $300.0 million under the new term loan facility.

•	Repayment of the previous term loan principal balances outstanding on the initial funding date in the amount of $342.3 million.

•	Repayment of $7.7 million in additional term debt principal payments under the senior credit facilities.

•	Repayment of principal outstanding under the new term loan in the amount of $3.8 million.

•	$6.5 million in debt issuance costs related to the refinancing.

•	Assumption of $13.5 million of PBL’s debt upon the acquisition of that entity and subsequent repayment of $7.8 million of such debt.

2010 activity included the Third Amendment and Restatement of our senior credit facilities and the following significant financing items:

•	Borrowing $350.0 million under two new term loans.

•	Repayment of $107.5 million of principal outstanding on our previous term loan B.

•	Repayment of $175.0 million for the redemption of all of our 8 7/8% senior subordinated notes.

•	$6.3 million in debt issuance costs and costs to redeem our 8 7/8% senior subordinated notes.

•	The net repayment of all outstanding principal under our revolving credit facility.

•	$2.4 million of proceeds from stock-based compensation and $1.0 million in related income taxes.

As of December 31, 2012, our contractual and estimated obligations are as follows:

(Amounts in thousands)	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations (1)	$516,757	$15,072	$30,144	$471,541	$—
Estimated interest payments (2)	63,501	15,586	32,494	15,421	—
Operating lease obligations (3)	49,648	7,920	11,425	7,951	22,352
Other post-retirement obligations (4)	10,612	1,610	2,146	1,734	5,122
Defined benefit pension obligations (5)	7,511	7,511	—	—	—
Purchase commitments (6)	1,210	1,210	—	—	—
Other long-term liabilities (7)	75	75	—	—	—

Total contractual obligations	$649,314	$48,984	$76,209	$496,647	$27,474

(1)	Scheduled minimum principal payments on debt and minimum required payments under capital leases. Additional voluntary prepayments may also be made from time to time. Additional mandatory principal payments may be required under certain circumstances. See also Note 9 to Consolidated Financial Statements.
(2)	Estimated future interest payments based on existing debt balances, timing of scheduled minimum principal payments, and estimated variable interest rates. See also Note 9 to Consolidated Financial Statements.
(3)	See also Note 13 to Consolidated Financial Statements.
(4)	Estimated payments for various non-qualified retirement benefits. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See also Note 12 to Consolidated Financial Statements.

(5)	Current minimum funding requirements for defined benefit pension plans. These amounts do not include future funding requirements for defined benefit pension plans which are not yet determined. Actual funding requirements may vary significantly in the future due to actual returns on assets, changes in assumptions, plan modifications, regulatory changes, and actuarial gains and losses. See additional discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates” as well as Note 11 to Consolidated Financial Statements. Additional voluntary funding payments may also be made from time to time.
(6)	Does not include amounts recorded as current liabilities on the balance sheet.
(7)	Consulting fees for a former officer of the Company.

As of December 31, 2012, our recorded liability for uncertain tax positions was $7.8 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.

Off Balance Sheet Arrangements

At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise had we engaged in such relationships.

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

Inventory Reserves. Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of our business units. We adjust for changes in demand by reducing or increasing production or procurement levels. We estimate the required inventory reserves for excess or obsolete inventory by assessing inventory turns and market selling prices on a product by product basis. We maintain such reserves until a product is sold or market conditions require a change in the reserves.

Goodwill and Other Indefinite-Lived Intangible Assets. We perform an annual analysis for impairment of goodwill and other intangible assets with indefinite lives at the reporting unit level during the fourth quarter of every year. We also perform an impairment analysis of goodwill and other indefinite-lived intangible assets whenever circumstances indicate that impairment may have occurred. The impairment tests are performed in a multi-step process, beginning with a review of qualitative factors and business and market conditions to consider whether or not impairment may be indicated. If the possibility of impairment is indicated, further analysis is performed by estimating the fair values of the reporting units using a discounted projected cash flow model. We believe the discounted projected cash flow model is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is generally used when valuing businesses in our industry.

We compare the estimated fair values based on discounted projected cash flows to the carrying values of the reporting units, including goodwill and other intangible assets. If the carrying amount of any reporting unit’s goodwill and other indefinite-lived intangible assets exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Through December 31, 2012, we have not recognized any impairment in the carrying value of goodwill and other indefinite-lived intangible assets.

However, the projection of future cash flows is subject to assumptions, uncertainties, and estimates, and the actual future cash flows may differ significantly from these projections. For example, many of the factors described in “Risk Factors” could have a material adverse effect on these businesses and their future cash flows. Assumptions about future profitability, growth rates, and the weighted average cost of capital used to discount the projected future cash flows to their net present value have a significant effect on the valuations. Events or changes in circumstances or business and market conditions may occur in the future that could create underperformance relative to projected future cash flows, which could result in the recognition of future impairments.

During 2012, we determined the estimated fair value of our recent acquisitions in accordance with the above described methodology. As expected, the excess of estimated fair value over the carrying value of net assets for these recent acquisitions is relatively low because these acquisitions were recorded at estimated fair value at their respective recent acquisition dates. The following table presents a summary of the 2012 analysis.

Dollar amounts in thousands	SpeeCo	KOX	PBL	Woods/TISCO
Goodwill and other indefinite-lived intangible assets	$48,763	$8,391	$3,420	$99,176
Percentage by which estimated fair value exceeds net asset carrying value	9.1%	13.6%	9.8%	9.2%

The estimated fair values are highly sensitive to changes in our assumptions. For example, a one percent increase in the discount rate used to calculate the present value of projected cash flows, or a one percent decrease in the assumed rates of growth in future cash flows for any of these business units would indicate an impairment of the intangible assets.

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

Workers’ Compensation Self-Insurance Costs. We incur expenses in connection with our self-insured program for workers’ compensation costs covering certain of our employees and former employees. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for workers’ compensation claims for injuries that occurred during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated obligations. We estimate our workers’ compensation obligations on a case by case basis, in addition to consideration of the potential liability for claims incurred but not yet reported. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

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

The net post-retirement obligation is included in employee benefit obligations on the Consolidated Balance Sheets. The total post-retirement obligations are reduced by the fair value of investment assets held in the related pension plan trusts. These pension assets consist of ownership interests in various mutual and commingled investment funds, which in turn hold investments in marketable debt and equity instruments and other investment assets. The fair value of these pension assets is determined in accordance with ASC 820. We determine the fair value of these assets by reference to quoted prices in active markets for identical assets and liabilities, where available (“Level 1”). Where Level 1 market prices are not available, we utilize significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations for which all significant assumptions are observable (“Level 2”). Finally, if Level 2 measurements are not available, we utilize significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities (“Level 3”) to determine the fair values of such pension assets.

The weighted average assumed rate of return on pension plan assets was 7.6% for 2012. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our current target weighting, which is 50% equity securities, 48% debt securities and 2% other for the U.S. plan, and 62% equities and 38% debt securities for the Canadian plan. To validate this assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most likely results. We believe these assumed rates of return are reasonable given the asset composition, long-term historic trends, and current economic and financial market conditions.

A weighted average discount rate assumption of 4.2% was used to determine our plan liabilities at December 31, 2012, consisting of 4.00% for the U.S. plan and 4.50% for the Canadian plan. The difference in discount rates between the two plans is attributable to differences in the relevant bond indices and market interest rates between the U.S. and Canada as of December 31, 2012. We believe these discount rates are reasonable, given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption we obtained published indices for such bonds. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on hypothetical customized bond portfolios that more closely match the expected cash outflows of our benefit obligations. Our assumed discount rates are consistent with these customized bond portfolio rates of return and with the relevant indices for similar debt securities.

We have assumed that health care costs will increase by 9% in 2013, 8% in 2014, 7% in 2015, 6% in 2016, and 5% in 2017 and thereafter. These assumptions are based on historical rates of inflation for health care costs and expectations for future increases in health care costs.

Our annual post-retirement expenses can be significantly impacted by changes in these assumptions. For example, a 1% change in the return on assets assumption would change annual pension expense by $2.2 million in 2013. A 1% decrease in the discount rate would increase pension expense by $3.9 million in 2013, and a 1% increase in the discount rate would decrease pension expense by $3.2 million in 2013. A 1% increase in the health care cost trend assumption for 2013 and beyond would increase annual post-retirement medical costs by approximately $0.3 million per year and a 1% decrease in the health care cost trend assumption for 2013 and beyond would decrease annual post-retirement medical costs by approximately $0.2 million a year.

The funded status of our defined benefit pension plans can fluctuate widely due to changes in the interest rates used to determine the discounted benefit obligations, actual returns on invested assets, the amount of contributions made by the Company, changes in regulations concerning required funding and contributions, and changes in actuarial estimates. Due to recent voluntary contributions made by the Company to the U.S. pension plan and the current funded status, there is no required minimum contribution to this plan for 2013. However, required funding in future years for this and other retirement plans may increase significantly.

Uncertain Tax Positions. We account for uncertain tax positions in accordance with ASC 740-10. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many assumptions and judgments regarding our income tax exposures. Interpretations of income tax laws and regulations and guidance surrounding them change over time. Changes in our assumptions and judgments can materially affect amounts recognized in the Consolidated Financial Statements.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2012, we have a deferred tax asset valuation allowance of $2.6 million, related to state and foreign net operating loss carryforwards.

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

In February 2013, the FASB issued new guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This revised guidance is effective for us on January 1, 2013.

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

Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and interest rate cap agreements that limit the maximum interest rate we can be charged on variable interest rate debt. During 2010, we redeemed in full our only fixed rate debt, the 8 7/8% senior subordinated notes. As of December 31, 2012, all of our outstanding debt is subject to variable interest rates. The senior credit facility agreement terms include a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.

The interest rate under our senior credit facility consists of a margin applied to either LIBOR or a defined index rate. As of December 31, 2012, a 100 basis point increase in LIBOR for the duration of one year would have increased interest expense by approximately $5.4 million in 2012. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments.

Foreign Currency Exchange Risk. Under contractual selling arrangements, many of our foreign sales are denominated in U.S. Dollars. However, approximately 22% of our sales and 31% of our operating costs and expenses were transacted in foreign currencies during 2012. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency revenues, purchases, and expenses in Brazil, Canada, China, Europe, and Japan.

We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”) for contract manufacturing services performed on our behalf. We selectively hedged a portion of the anticipated payment transactions and underlying local currency denominated manufacturing conversion and operating costs with Blount Canada that are subject to foreign exchange exposure, using zero-cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero-cost collar instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method under ASC 815 to determine the hedge effectiveness of our zero-cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates. As of December 31, 2012 and 2011, the total notional amount of such contracts outstanding was $45.5 million and $37.5 million, respectively. During 2012, we recognized losses of $0.1 million and during 2011 and 2010, we recognized gains of $0.8 million and $2.4 million, respectively, in earnings from these contracts as they matured. We have not recognized any amount in earnings in the years ended December 31, 2012, 2011, or 2010 due to ineffectiveness of these Canadian Dollar hedging instruments.

We may, in the future, decide to manage additional exposures to currency exchange rate fluctuations through derivative products. The following table illustrates the estimated effect on our 2012 operating results of a hypothetical 10% change in major currencies, defined as the Brazilian Real, Canadian Dollar, Chinese RMB, Euro, and Japanese Yen, in which we conduct sales transactions and incur operating expenses, and the Swiss Franc, in which we purchase certain products from a supplier.

	Effect of 10% Weaker U.S. Dollar – Increase (Decrease)
(Amounts in thousands)	Sales	Cost of Sales	Operating Income
Brazilian Real	$3,155	$3,032	$(364)
Canadian Dollar	1,549	7,193	(6,082)
Chinese RMB	772	1,565	(949)
Euro	11,182	7,339	880
Japanese Yen	1,269	127	952
Swiss Franc	—	1,511	(1,511)

Commodity Price Risk. We secure raw materials primarily through a centrally administered supply chain organization. Recently, we established an Asian sourcing office in Suzhou, China. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price, and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk of lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not entered into derivative instruments to hedge against the price volatility of any raw materials during 2012, 2011, or 2010.

Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing. We purchased approximately $97.8 million of steel in 2012, which was our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $9.8 million effect on pre-tax income in 2012. We utilize multiple suppliers to purchase steel. We estimate the impact to cost of sales in the Consolidated Statements of Income from changes in our cost of purchased steel was a decrease of $3.8 million from 2009 to 2010, an increase of $3.8 million from 2010 to 2011, and a decrease of $0.6 million from 2011 to 2012. Some selling prices to our customers have been increased, in part to offset the increase in steel commodity costs. In addition to steel raw material, we also purchase components and subassemblies that are made with steel, and prices for these items are also subject to steel price volatility risk. We source many of our lawn and garden products, and our farm, ranch, and agriculture products, from Asia, in certain cases through brokers, and we anticipate expanding this practice in the future. We attempt to mitigate sourcing issues by securing multiple suppliers for products whenever practical.

Fluctuations in the cost of fuel used in transportation can affect the cost of freight we pay both for the acquisition of raw materials and for delivery of our products to our customers. In recent years, we have incurred energy surcharges from our freight vendors. We have on occasion passed a portion of these costs to our customers but a portion of these costs have also reduced our gross profit. Our total freight cost in 2012 was $52.8 million and a hypothetical 10% change in freight costs would have had an estimated $5.3 million effect on pre-tax income in 2012. We also use electricity and natural gas in the manufacture of our products and are subject to fluctuations in such utility costs. To date we have not undertaken any hedging activities against these energy-related exposures.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited the Consolidated Financial Statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report which appears herein.

/s/ Joshua L. Collins	/s/ Calvin E. Jenness
Joshua L. Collins	Calvin E. Jenness
Chairman and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.:

In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Portland, Oregon
March 8, 2013

CONSOLIDATED STATEMENTS OF INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2012	2011	2010
Sales	$927,666	$831,630	$611,480
Cost of sales	671,451	575,821	407,454

Gross profit	256,215	255,809	204,026
Selling, general, and administrative expenses	170,535	157,856	118,471
Facility closure and restructuring costs	6,400	—	—

Operating income	79,280	97,953	85,555
Interest income	158	171	119
Interest expense	(17,364)	(18,721)	(25,636)
Other income (expense), net	(284)	(4,453)	(7,427)

Income from continuing operations before taxes	61,790	74,950	52,611
Provision for income taxes	22,202	25,268	11,209

Income from continuing operations	39,588	49,682	41,402

Discontinued operations:
Income from discontinued operations before taxes	—	—	12,972
Provision for income taxes	—	—	7,174

Income from discontinued operations	—	—	5,798

Net income	$39,588	$49,682	$47,200

Basic income per share:
Continuing operations	$0.81	$1.02	$0.86
Discontinued operations	—	—	0.13

Net income	$0.81	$1.02	$0.99

Diluted income per share:
Continuing operations	$0.79	$1.01	$0.85
Discontinued operations	—	—	0.12

Net income	$0.79	$1.01	$0.97

Weighted average shares used in per share calculations:
Basic	49,170	48,701	47,917
Diluted	49,899	49,434	48,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Net income	$39,588	$49,682	$47,200

Unrealized gains (losses):
Unrealized holding gains (losses)	(2,242)	(1,819)	837
Gains (losses) reclassified to net income	75	(644)	(2,353)

Unrealized losses, net	(2,167)	(2,463)	(1,516)
Foreign currency translation adjustment	1,434	(2,984)	309
Pension liability adjustment:
Net loss	(14,358)	(49,349)	(9,351)
Amortization of net loss	8,573	5,137	4,562
Amortization of prior service cost	(6)	(6)	(6)

Pension liability adjustment	(5,791)	(44,218)	(4,795)

Other comprehensive loss, before tax	(6,524)	(49,665)	(6,002)
Income tax benefit on other comprehensive items	1,144	16,249	1,253

Other comprehensive loss, net of tax	(5,380)	(33,416)	(4,749)

Comprehensive income	$34,208	$16,266	$42,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$50,267	$62,118
Accounts receivable, net	128,444	133,965
Inventories	174,816	149,825
Deferred income taxes	19,522	15,812
Other current assets	20,273	21,618

Total current assets	393,322	383,338
Property, plant, and equipment, net	177,702	155,872
Deferred income taxes	2,438	589
Intangible assets	143,161	158,085
Goodwill	165,175	165,084
Other assets	23,493	21,239

Total Assets	$905,291	$884,207

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,072	$20,348
Accounts payable	54,295	52,884
Accrued expenses	71,473	72,991
Deferred income taxes	292	1,255

Total current liabilities	141,132	147,478
Long-term debt, excluding current maturities	501,685	510,014
Deferred income taxes	40,501	42,455
Employee benefit obligations	93,086	96,974
Other liabilities	17,405	17,821

Total liabilities	793,809	814,742

Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,140,091 and 48,814,912 outstanding, respectively	491	488
Capital in excess of par value of stock	606,495	598,689
Accumulated deficit	(420,085)	(459,673)
Accumulated other comprehensive loss	(75,419)	(70,039)

Total stockholders’ equity	111,482	69,465

Total Liabilities and Stockholders’ Equity	$905,291	$884,207

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$39,588	$49,682	$47,200
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(5,798)
Early extinguishment of debt	—	3,871	7,010
Depreciation	28,586	23,482	20,971
Amortization	16,532	12,325	6,628
Stock-based compensation	5,592	4,441	3,290
Excess tax benefit from stock-based compensation	(1,187)	(877)	(1,340)
Deferred income taxes	(7,589)	2,331	2,658
Change in uncertain tax positions	(369)	(1,240)	(7,827)
Loss on disposal of assets	955	899	1,202
Other non-cash charges, net	801	5,026	784
Changes in assets and liabilities, excluding acquisitions:
(Increase) decrease in accounts receivable	4,985	(12,057)	1,048
(Increase) decrease in inventories	(25,487)	2,188	(6,788)
(Increase) decrease in other assets	(781)	(2,228)	1,741
Increase (decrease) in accounts payable	1,414	58	(6,883)
Increase (decrease) in accrued expenses	(2,070)	6,571	3,708
Increase (decrease) in other liabilities	(9,699)	(16,405)	(11,726)
Discontinued operations	—	(334)	(6,712)

Net cash provided by operating activities	51,271	77,733	49,166

Cash flows from investing activities:
Purchases of property, plant, and equipment	(51,925)	(40,373)	(20,002)
Proceeds from sale of assets	198	967	159
Acquisitions, net of cash acquired	—	(217,362)	(90,854)
Discontinued operations	—	—	25,176

Net cash used in investing activities	(51,727)	(256,768)	(85,521)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	6,800	228,200	(3,400)
Proceeds from issuance of term debt	—	300,000	350,000
Repayment of term loan principal	(15,000)	(353,750)	(107,465)
Repayment of PBL debt principal	(5,416)	(7,813)	—
Repayment of 8 7/8% senior subordinated notes	—	—	(175,000)
Debt issuance costs	(1,115)	(6,509)	(6,267)
Excess tax benefit from stock-based compensation	1,187	877	1,340
Proceeds from stock-based compensation activity	1,152	1,041	2,398
Taxes paid under stock-based compensation activity	(122)	(267)	(333)

Net cash provided by (used in) financing activities	(12,514)	161,779	61,273

Effect of exchange rate changes	1,119	(1,334)	720

Net increase (decrease) in cash and cash equivalents	(11,851)	(18,590)	25,638
Cash and cash equivalents at beginning of year	62,118	80,708	55,070

Cash and cash equivalents at end of year	$50,267	$62,118	$80,708

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2009	47,759	$478	$581,211	$(556,555)	$(31,874)	$(6,740)
Net income				47,200		47,200
Foreign currency translation adjustment					309	309
Unrealized losses					(963)	(963)
Pension liability adjustment					(4,095)	(4,095)
Stock options, stock appreciation rights, and restricted stock	477	4	3,393			3,397
Stock compensation expense			3,290			3,290

Balance December 31, 2010	48,236	482	587,894	(509,355)	(36,623)	42,398

Net income				49,682		49,682
Foreign currency translation adjustment					(2,984)	(2,984)
Unrealized losses					(1,554)	(1,554)
Pension liability adjustment					(28,878)	(28,878)
Acquisition of KOX	310	3	4,706			4,709
Stock options, stock appreciation rights, and restricted stock	269	3	1,648			1,651
Stock compensation expense			4,441			4,441

Balance December 31, 2011	48,815	488	598,689	(459,673)	(70,039)	69,465

Net income				39,588		39,588
Foreign currency translation adjustment					1,434	1,434
Unrealized losses					(1,364)	(1,364)
Pension liability adjustment					(5,450)	(5,450)
Stock options, stock appreciation rights, and restricted stock	325	3	2,214			2,217
Stock compensation expense			5,592			5,592

Balance December 31, 2012	49,140	$491	$606,495	$(420,085)	$(75,419)	$111,482

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. The Company is a global manufacturer and marketer of equipment, accessories, and replacement parts sold to consumers and professionals in select end-markets, including the forestry, lawn and garden, farm, ranch, agriculture, and construction sectors. The Company manufactures and markets branded products, serving professional loggers, arborists, construction workers, homeowners, equipment dealers, landscapers, farmers, rural land owners, and OEMs. The Company’s manufactured products include products such as cutting chain, guide bars, and sprockets for chain saw use, lawnmower and edger blades, grass and crop cutting equipment, electric and gas-powered log splitters, riding lawnmowers, tractor attachments, and concrete cutting and finishing equipment. The Company maintains manufacturing facilities in the U.S., Brazil, Canada, China, France, and Mexico. We also market and distribute other products and accessories closely aligned with the products that we manufacture, including cutting line and spools for line trimmers, safety equipment and clothing, small engine replacement parts, small tractor linkage parts and attachments, and other accessories used in the market sectors we serve. Many of the products we manufacture are sold to OEMs for use on new chain saws and landscaping equipment, or for private branding purposes, using the OEMs’ brands. See additional information about our business in Item 1, Business, included elsewhere in this report.

Basis of Presentation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the U.S. All significant intercompany balances and transactions have been eliminated.

Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. Dollars, monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate, while other assets (principally property, plant, and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are reflected as “other comprehensive income (loss)” in stockholders’ equity and in the Consolidated Statements of Comprehensive Income. Foreign currency transaction gains and losses from settling transactions denominated in currencies other than the U.S. Dollar are recognized in the Consolidated Statements of Income when realized.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles recognized in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the components of equity, and the disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses recognized during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liability reserves and related expenses, other legal proceedings, employee benefit plans, income taxes and deferred tax assets and liabilities, and contingencies. It is reasonably possible that actual results could differ materially from these estimates and assumptions and significant changes to estimates could occur in the near term.

Cash and Cash Equivalents. All highly liquid temporary cash investments with maturities of 90 days or less at the date of investment that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates are considered to be cash equivalents.

Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that are not collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $3.1 million. It is reasonably possible that actual collection experience may differ significantly from management’s estimate.

Inventories. Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories by standard cost, which approximates cost determined on the first in, first out (“FIFO”) method. The Company writes down its inventories for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Gains or losses on disposal are reflected in income. Property, plant, and equipment under capital lease is capitalized, with the related obligations stated at the principal portion of future lease payments. Interest cost incurred during the period of construction of plant and equipment is capitalized. Capitalized interest was $0.5 million in 2012, $0.2 million in 2011, and $0.1 million in 2010.

Goodwill and Other Intangible Assets with Indefinite Useful Lives. The Company accounts for goodwill and other intangible assets with indefinite useful lives under ASC 350. Under the provisions of ASC 350, the Company evaluates annually in the fourth quarter, or whenever circumstances indicate, whether or not there are any qualitative indications of potential impairment of these assets. If there is indication of potential impairment, the Company performs a quantitative analysis. The quantitative analysis of impairment is performed by estimating the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit’s fair value were the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could cause underperformance relative to projected future cash flows that would create future impairments. No impairments have been recognized in 2012, 2011, or 2010 for goodwill or other intangible assets with indefinite useful lives ..

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. No significant impairment charges were recognized in 2012, 2011, or 2010.

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

Environmental Remediation Liabilities. The Company is conducting several testing, monitoring, and in some cases, remediation efforts regarding environmental matters at certain of its current and former operating sites. In addition, from time to time, regulatory bodies and third parties have asserted claims to the Company alleging responsibility for environmental remediation. The Company records an accrued liability and charge to expense for its estimated cost of environmental remediation as situations are evaluated. The accrual may increase or decrease as new information is received, regulatory changes are enacted, or changes in estimate are developed.

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

Derivative Financial Instruments. The Company accounts for derivative financial instruments in accordance with ASC 815. The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and commodity prices. The Company’s risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate, and commodity price exposures. The policy specifies that derivatives are not to be used for speculative or trading purposes and formally designates the financial instruments used as a hedge of a specific underlying exposure or forecasted transaction. The Company formally assesses, both at inception and at least quarterly thereafter, using the hypothetical derivative method, whether the derivatives used qualify for hedge accounting and are effective at offsetting the related underlying exposure. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2012 and 2011, derivatives consisted of foreign currency hedge instruments, interest rate swap agreements, and an interest rate cap agreement, all of which are designated as cash flow hedges. The effective portion of changes in the fair value of hedging derivative instruments is recognized in other comprehensive income (loss) until the instrument is settled, at which time the gain or loss is recognized in current earnings. Any ineffective portion of changes in the fair value of hedging derivative instruments, should it occur, would be recognized immediately in earnings. See further information in Note 19.

Revenue Recognition. The Company recognizes revenue when persuasive evidence that a sales arrangement exists, title and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collectability is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company’s sales transactions. There are a small number of shipments with FOB destination or similar shipping terms, for which revenue is not recognized until delivery has occurred.

Shipping and Handling Costs. The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as revenue if billed to the customer and as cost of sales if incurred by the Company in accordance with ASC 605-45.

Sales Incentives. The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product, and advertising allowances. The estimated cost of such expenses is recorded at the time of revenue recognition and recorded as a reduction to revenue, except that free product is recorded as cost of sales, in accordance with ASC 605-50.

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are accrued over the period the revenues are recognized. Advertising costs were $12.5 million, $12.8 million, and $7.3 million for 2012, 2011, and 2010, respectively.

Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials, overhead, and outside services. These costs were $17.0 million, $19.6 million, and $14.8 million for 2012, 2011, and 2010, respectively.

Reclassifications. Certain amounts in the prior period financial statements and footnotes may have been reclassified to conform to the current period presentation. Such reclassifications, if any, have no effect on previously reported net income, comprehensive income, total cash flows, or net stockholders’ equity.

Recent Accounting Pronouncements. In July 2012, the FASB issued revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance is effective on January 1, 2013. We elected to adopt this new guidance early and implemented it in 2012.

NOTE 2:  ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values on the date of acquisition. The Company estimates the fair value of assets using various methods and considering, among other factors, projected discounted cash flows, replacement cost less an allowance for depreciation, recent comparable transactions, and historical book values. The Company estimates the fair value of inventory that is considered to be readily marketable by considering the estimated costs to complete the manufacturing, assembly, and selling processes, and the normal gross profit margin typically associated with its sale. The Company estimates the fair value of inventory that is not considered to be readily marketable by evaluating the estimated net realizable value for such inventory. The Company estimates the fair value of identifiable intangible assets based on discounted projected cash flows or estimated royalty avoidance costs. The Company estimates the fair value of liabilities assumed considering the historical book values and projected future cash outflows. The fair value of goodwill represents the residual enterprise value which does not qualify for separate recognition, including the value of the assembled workforce.

2010 Acquisition of SpeeCo

On August 10, 2010, we acquired SpeeCo, located in Golden, Colorado, a supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm and ranch accessories. The acquisition of SpeeCo expanded our product offerings and broadened our customer base. The acquisition of SpeeCo also created opportunities for synergies in the areas of marketing, sales, assembly operations, distribution, and back office consolidation of support functions. We also believe there are opportunities to sell some of SpeeCo’s products into our FLAG distribution network domestically and internationally and began such sales in 2011. The opportunities for synergies were further enhanced when we acquired PBL and Woods/TISCO during 2011.

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

SpeeCo’s pre-acquisition operating results (unaudited) for the twelve months preceding the acquisition date are summarized below.

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

The total purchase price was $23.9 million, consisting of $19.2 million in cash and 309,834 shares of our common stock valued at $4.7 million based on the closing price of our stock on the acquisition date. KOX had $5.1 million of cash on the acquisition date, resulting in a net cash outflow of $14.1 million. We assumed none of KOX’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.2 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during 2010 and 2011. The cash portion of the acquisition was funded from available cash on hand at Blount B.V. The common stock shares issued in the purchase were subject to certain restrictions through March 1, 2013 under terms of the related stock purchase agreement.

KOX’s pre-acquisition operating results (unaudited) for calendar year 2010 are summarized below.

(Amounts in thousands)	Year Ended December 31, 2010
Sales	$34,889
Operating income	3,266
Depreciation	128

2011 Acquisition of PBL

On August 5, 2011, we acquired PBL, a manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France, with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increased our manufacturing capacity for lawnmower blades, increased our market share for lawnmower blades in Europe, and provided an entrance into the agricultural cutting parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology utilized at its facilities in France and Mexico.

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

The initial acquisition accounting for PBL included provisional amounts for inventory obsolescence reserves and income tax accounting, as we were not able to obtain sufficient details and complete our analysis of these matters at the time of the acquisition. During March and April 2012, we obtained additional details about PBL’s inventory and performed an analysis of obsolescence as of the acquisition date. This analysis supported the recognition of additional obsolescence reserves in the amount of $1.7 million to reduce the acquisition date inventory to fair value. Accordingly, we have revised the Consolidated Balance Sheet as of December 31, 2011 to reflect this adjustment to the PBL acquisition accounting. The effect of this revision was to reduce inventory by $1.7 million, increase goodwill by $1.1 million, and increase current deferred tax assets by $0.6 million as of December 31, 2011.

PBL’s pre-acquisition operating results (unaudited) for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended July 31, 2011
Sales	$33,162
Operating income	1,804
Depreciation and amortization	2,857

2011 Acquisition of Woods/TISCO

On September 7, 2011, we acquired Woods/TISCO, with operations primarily in the Midwestern U.S., a manufacturer and marketer of equipment and replacement parts primarily for the agriculture end market. The acquisition of Woods/TISCO:

•	Increased distribution for our FRAG segment, particularly in the agricultural dealer channel.

•	Expanded our FRAG product line offerings of tractor attachments and aftermarket replacement parts.

•	Provided opportunities to leverage our manufacturing and product development expertise and global distribution and supply chain network, particularly in the area of product sourcing.

•	Enhanced our U.S. manufacturing and distribution capabilities through the addition of three manufacturing and five distribution facilities.

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

Woods/TISCO’s pre-acquisition operating results (unaudited) for the twelve months preceding the acquisition date are summarized below.

(Amounts in thousands)	Twelve Months Ended August 31, 2011
Sales	$164,810
Operating income	17,870
Depreciation and amortization	2,549

Woods/TISCO’s operating income for the twelve months ended August 31, 2011 included expenses of $0.7 million related to Woods/TISCO’s former chief executive officer, $0.5 million in management fees charged by Woods/TISCO’s former owner, $0.4 million in expenses attributed to Woods/TISCO’s efforts to sell its business, $0.3 million in costs associated with the closure of a facility, and $0.3 million in fees associated with Woods/TISCO’s September 2010 refinancing transaction.

Purchase Price Allocations

We allocated the purchase price for each acquisition to the following assets and liabilities based on their estimated fair values.

(Amounts in thousands)	Woods/TISCO	PBL	KOX	SpeeCo
Cash	$230	$1,275	$5,126	$816
Accounts receivable	34,784	5,109	3,365	7,525
Inventories	38,512	9,729	8,879	18,868
Current intangible assets subject to amortization	—	157	—	401
Current deferred tax assets	3,716	608	—	657
Other current assets	3,057	1,162	268	625
Property, plant, and equipment	19,259	13,041	383	1,812
Non-current deferred tax assets	1,943	378	—	—
Non-current intangible assets subject to amortization	52,400	5,612	4,594	43,214
Non-current intangible assets not subject to amortization	44,330	470	5,241	5,968
Goodwill	54,846	3,301	3,709	42,794
Other non-current assets	3,474	—	—	—

Total assets acquired	256,551	40,842	31,565	122,680

Current liabilities	19,319	11,065	4,793	13,762
Long-term debt	—	13,304	—	—
Non-current deferred income tax liability	41,510	609	2,836	17,142
Other non-current liabilities	5,220	1,620	—	106

Total liabilities assumed	66,049	26,598	7,629	31,010

Acquisition price	$190,502	$14,244	$23,936	$91,670
Goodwill deductible for income tax purposes	$9,255	$—	$—	$6,998

The operating results of acquisitions are included in the Consolidated Statements of Income from the acquisition dates forward. These 2011 results, excluding the post-acquisition allocation of the cost of certain shared services and corporate support functions, are summarized in the following table.

	Year Ended December 31, 2011
(Amounts in thousands)	KOX	PBL	Woods/TISCO
Incremental net sales	$21,639	$9,679	$55,464
Incremental income (loss) before income taxes	(2,864)	(2,727)	1,326
Acquisition accounting effects	2,152	1,734	4,913

The 2010 results of SpeeCo, excluding the post-acquisition allocation of the cost of certain shared services and corporate support functions, are summarized in the following table.

Year Ended December 31, 2010
(Amounts in thousands)	SpeeCo
Incremental net sales	$34,200
Incremental income before income taxes	2,097
Acquisition accounting effects	3,368

Acquisition accounting effects included in the above tables represent non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects do not include transaction costs associated with the acquisitions.

The following table summarizes the acquisition accounting effects charged to cost of sales for the years indicated:

	Year Ending December 31,
(Amounts in thousands)	2012	2011	2010
SpeeCo	$4,671	$5,555	$3,368
KOX	1,016	2,152	—
PBL	2,028	1,734	—
Woods/TISCO	7,013	4,913	—
Prior acquisitions	1,270	1,525	1,789

Total acquisition accounting effects	$15,998	$15,879	$5,157

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

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Amounts in thousands, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$831,630	$975,455	$611,480	$863,014
Net income	49,682	58,192	47,200	47,487

Basic income per share	$1.02	$1.19	$0.99	$1.00
Diluted income per share	$1.01	$1.18	$0.97	$0.98

NOTE 3:  FACILITY CLOSURE AND RESTRUCTURING COSTS

During 2012, we completed certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American assembly and distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American facility in Kansas City. During 2012, we recognized direct costs of $7.4 million associated with these two actions. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden and in the previous distribution center in Kansas City that will not be utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million are reported in cost of sales in the Consolidated Statement of Income for the twelve months ended December 31, 2012.

NOTE 4:  INVENTORIES

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2012	2011
Raw materials and supplies	$22,815	$24,022
Work in progress	19,388	16,006
Finished goods	132,613	109,797

Total inventories	$174,816	$149,825

NOTE 5:  PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	December 31,
(Amounts in thousands)	2012	2011
Land	$9,081	$9,081
Buildings and improvements	82,910	65,699
Machinery and equipment	262,058	239,882
Furniture, fixtures, and office equipment	42,498	33,342
Transportation equipment	1,126	1,105
Construction or equipment acquisitions in progress	23,075	30,568
Accumulated depreciation	(243,046)	(223,805)

Total property, plant, and equipment, net	$177,702	$155,872

NOTE 6:  DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding loan. See also Note 9. The following activity occurred during the years indicated:

	Year Ended December 31,
(Amounts in thousands)	2012	2011
Beginning balance	$5,716	$4,088
Financing costs deferred	1,115	4,006
Write off due to early extinguishment of debt	—	(1,368)
Amortization	(1,336)	(1,010)

Ending balance	$5,495	$5,716

Amortization expense, assuming no further cost deferrals or prepayments of principal, is expected to be as follows:

(Amounts in thousands)	Expected Annual Amortization
2013	$1,499
2014	1,499
2015	1,499
2016	998

Total scheduled amortization	$5,495

NOTE 7:  INTANGIBLE ASSETS

The following table summarizes intangible assets:

		December 31, 2012		December 31, 2011
	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$165,175	$—	$165,084	$—
Trademarks and trade names	Indefinite	61,251	—	61,176	—

Total with indefinite lives		226,426	—	226,260	—

Covenants not to compete	2 - 4	1,112	985	1,112	843
Patents	11 - 13	5,320	1,554	5,320	1,121
Manufacturing technology	1	2,563	2,563	2,516	1,124
Customer relationships, including backlog	10 - 19	107,333	29,316	107,234	16,170

Total with finite lives		116,328	34,418	116,182	19,258

Total intangible assets		$342,754	$34,418	$342,442	$19,258

On the December 31, 2011 Consolidated Balance Sheet, $15 thousand of intangible assets, representing unamortized backlog, are included in other current assets.

Amortization expense for intangible assets included in the Consolidated Statements of Income was as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Amortization expense	$15,196	$11,315	$4,382

Amortization expense for these intangible assets is expected to total $14.2 million in 2013, $12.0 million in 2014, $10.5 million in 2015, $9.1 million in 2016, and $7.5 million in 2017.

Through December 31, 2012, no impairment of these assets has been recognized. A total of $38.3 million of goodwill is deductible for tax purposes, and is being amortized on the U.S. tax return. The accumulated tax amortization on this deductible goodwill was $26.3 million and $21.9 million at December 31, 2012 and 2011, respectively.

NOTE 8:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(Amounts in thousands)	2012	2011
Salaries, wages, and related withholdings	$21,095	$29,275
Accrued taxes	9,769	5,758
Advertising	7,899	6,814
Employee benefits	6,550	8,425
Accrued customer incentive programs	4,933	6,020
Unrealized loss on derivative instruments	3,988	1,813
Product liability reserves	2,905	4,841
Accrued professional services fees	2,070	2,088
Product warranty reserve	1,914	1,539
Accrued interest	1,253	1,340
Other	9,097	5,078

Total accrued expenses	$71,473	$72,991

NOTE 9:  DEBT

Debt consisted of the following:

	As of December 31,
(Amounts in thousands)	2012	2011
Revolving credit facility borrowings	$235,000	$228,200
Term loans	281,250	296,250
Debt and capital lease obligation of PBL	507	5,912

Total debt	516,757	530,362
Less current maturities	(15,072)	(20,348)

Long-term debt, excluding current maturities	$501,685	$510,014
Weighted average interest rate at end of period	2.71%	2.85%

Minimum principal payments required are as follows:

(Amounts in thousands)	Payments
2013	$15,072
2014	15,072
2015	15,072
2016	471,322
2017 and thereafter	219

Total debt	$516,757

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2012 and 2011, the senior credit facilities consisted of a revolving credit facility and a term loan.

August 2010 Third Amendment and Restatement of Senior Credit Facilities. On August 9, 2010, the Company entered into the Third Amendment and Restatement of its senior credit facilities. The Third Amendment and

Restatement included an increase in maximum borrowings available under the revolving credit facility to $75.0 million and an extension of its maturity date to August 2015, an increase of the term loan B facility to $275.0 million and an extension of its maturity date to August 2016, establishment of a new term loan A facility at $75.0 million with a maturity date of August 2015, and modification of the interest rates and certain financial and other covenants. The Company paid $6.3 million in fees and transaction costs in connection with this amendment.

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

June 2011 Fourth Amendment and Restatement of Senior Credit Facilities. On June 13, 2011, the Company entered into the Fourth Amendment and Restatement of its senior credit facilities with an initial funding date of August 9, 2011. The Fourth Amendment and Restatement included an increase in maximum borrowings under the revolving credit facility to $400.0 million, a new $300.0 million term loan facility, an extension of the maturity date on both facilities to August 31, 2016, a reduction in interest rates on both facilities, and the modification of certain financial and other covenants. The Company incurred $6.5 million in fees and transaction costs in connection with the Fourth Amendment and Restatement. On the initial funding date the Company expensed $3.9 million, consisting of unamortized deferred financing costs from previous modifications to the senior credit facilities as well as certain fees and transaction costs associated with the June 13, 2011 amendment.

August 2012 Amendment of Senior Credit Facilities. On August 3, 2012, the senior credit facilities were amended to modify the maximum leverage ratio covenant, as defined below. Certain other minor modifications to the credit agreement were made. The Company incurred $1.2 million in fees and transaction costs in connection with this amendment.

Current Terms of Senior Credit Facilities. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by certain financial covenants. As of December 31, 2012, the Company had the ability to borrow an additional $61.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

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

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of December 31, 2012. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our debt is not subject to any triggers that would require early payment due to any adverse change in our credit rating.

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

Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of December 31, 2012 we have repaid all of PBL’s bank debt. PBL’s outstanding bank debt was classified as current as of December 31, 2011 on the Consolidated Balance Sheet.

NOTE 10:  INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Current
Federal	$15,781	$16,249	$7,828
State	1,685	1,116	1,973
Foreign	12,325	5,572	4,521
Deferred
Federal	(6,598)	155	2,846
State	(582)	751	447
Foreign	(409)	1,425	768

Provision for income taxes	$22,202	$25,268	$18,383

The provision is reported as follows:
Continuing operations	$22,202	$25,268	$11,209
Discontinued operations	—	—	7,174

Provision for income taxes	$22,202	$25,268	$18,383

The Company also recorded the following deferred tax amounts directly to the components of stockholders’ equity:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Pension liability adjustment	$340	$15,340	$700
Change in unrealized losses (gains)	2,240	(2,180)	261
Stock options exercised	1,187	877	1,340

Income from continuing operations before income taxes was as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Income before income taxes:
Domestic	$28,122	$50,357	$27,521
Foreign	33,668	24,593	25,090

Total	$61,790	$74,950	$52,611

The decrease in domestic income before taxes in 2012 reflects the decrease in profitability of our FRAG segment, which operates primarily in the U.S. The increase in foreign income before income taxes from 2011 to 2012 was primarily driven by strong profit growth in Brazil. The increase in domestic income before taxes from 2010 to 2011 reflects the overall improvement in the Company’s operating results as the domestic economy recovered and demand for our products increased, as well as the addition of results from Woods/TISCO and SpeeCo, both of which currently operate primarily in the U.S. See further discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate for continuing operations is presented below.

	Percent of Income Before Tax
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	(2.6)	(2.2)	(6.6)
Repatriation of foreign earnings	—	0.3	1.7
Foreign withholding taxes	1.2	1.1	2.0
Federal and state research tax credits	—	(0.2)	(1.7)
State income taxes, net of federal tax benefit	1.4	2.2	0.9
Permanent differences	(1.5)	(0.4)	(1.4)
Change in deferred taxes	—	2.3	3.3
Change in uncertain tax positions	(0.6)	(4.6)	(12.4)
Acquisition transaction costs	—	1.9	0.6
Other	0.2	0.6	0.0

Effective income tax rate before valuation allowance	33.1	36.0	21.4
Valuation allowance	2.8	(2.3)	(0.1)

Effective income tax rate after valuation allowance	35.9%	33.7%	21.3%

The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate. Also, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from year to year. Movements in currency exchange rates can generate tax deductible foreign currency losses and taxable foreign currency gains at our foreign subsidiaries that are not recognized for book purposes, thus impacting the effective tax rate reported on our book income. Different allocations in the proportional taxable income among jurisdictions from year to year can also affect the impact of state income taxes. Changes in estimated tax contingencies and valuation allowances can also significantly impact our effective tax rate from year to year.

In 2012, we recognized income tax expense of $1.9 million to increase a valuation allowance against certain deferred tax assets arising from foreign NOL carryforwards. In 2011, we recognized an income tax benefit of $4.3 million, from the release of previously provided income tax expense on uncertain tax positions, resulting from the expiration of the statute of limitations for certain tax returns. In 2010, we recognized an income tax benefit of $6.8 million, from the release of previously provided income tax expense on uncertain tax positions, resulting from the conclusion of an audit with the IRS and the expiration of the statute of limitations for certain tax returns. In 2010, the Company also recognized income tax expense of $1.7 million to write off the deferred tax asset related to the Medicare Part D subsidy, reflecting new tax legislation which made the subsidy fully taxable beginning in 2013.

The components of deferred income taxes applicable to temporary differences at December 31, 2012 and 2011 are as follows:

	December 31,
(Amounts in thousands)	2012	2011
Deferred tax assets:
Employee benefits and compensation	$35,522	$37,119
Other accrued expenses	16,507	13,505
State NOL carryforwards	516	741
Foreign	7,149	2,914

Gross deferred tax assets	59,694	54,279
Less valuation allowance	(2,552)	(603)

Deferred tax assets net of valuation allowance	57,142	53,676

Deferred tax liabilities:
Property, plant, and equipment asset basis differences	(15,379)	(15,252)
Intangible asset basis differences	(57,501)	(60,497)
Foreign	(3,095)	(5,236)

Total deferred tax liabilities	(75,975)	(80,985)

Net deferred tax liability	$(18,833)	$(27,309)

Foreign deferred tax assets include NOL carryforwards, timing differences related to retirement plans, and other differences. Certain of these foreign deferred tax assets are reduced by valuation allowances reflecting the expectation that they will expire before they are utilized to reduce cash taxes paid. In addition, a foreign tax credit carryforward of approximately $1.7 million expired unused in 2011, and was written off along with its related valuation allowance for no net effect. Our state NOL carryforwards expire at various dates beginning in 2013. Certain of our foreign NOL carryforwards expire at various dates beginning in 2017, and certain of our foreign NOL carryforwards have an indefinite carryforward period, although utilization is limited annually.

The periods from 2008 through 2012 remain open for U.S. income tax purposes and the U.S. income tax returns for years 2008 through 2010 are currently under examination by the IRS. In 2009, the Company entered into a Bilateral Advance Pricing Agreement (“BAPA”) with the Canada Revenue Agency (“CRA”) and the IRS. This BAPA brings relative certainty with respect to transfer pricing between the Company’s U.S. and Canada subsidiaries for the years 2002 through 2011, and the Company is currently working with the CRA and IRS to extend the agreement through 2016.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings indefinitely. As of December 31, 2012, undistributed earnings of international subsidiaries were approximately $211.3 million. Repatriation of foreign earnings in 2011 and 2010 pertained to current earnings of one foreign subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Balance at beginning of period	$6,454	$11,905	$29,754
Increase (decrease) for positions taken during a prior period	—	1,485	(1,458)
Increase (decrease) for positions taken during the current period	(384)	2,125	—
Settlements	—	—	(766)
Statute of limitations expirations	(287)	(9,061)	(15,625)

Balance at end of period	$5,783	$6,454	$11,905

These unrecognized tax benefits are included in other liabilities on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company had recorded $2.1 million and $1.8 million of accrued interest and penalties related to uncertain tax positions, respectively. During the year ended December 31, 2012, the Company recognized a net income tax expense of $0.3 million for interest and penalties related to uncertain tax positions.

During the years ended December 31, 2011 and 2010, the Company recognized net income tax benefits of $0.4 million and $1.9 million, respectively, for interest and penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $5.8 million as of December 31, 2012 and $6.5 million as of December 31, 2011. Based on current information, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations. However, the ultimate resolution of the Company’s global tax uncertainties could differ significantly from management’s expectations.

Based on the potential outcome of these uncertainties or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months. The associated net tax benefits, which would favorably impact the effective tax rate, excluding changes to valuation allowances, are estimated to range between zero and $0.4 million.

NOTE 11:  RETIREMENT PLANS

Funded Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees and former employees in the U.S. The U.S. plan was frozen effective January 1, 2007. The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2012 and 2011 were as follows:

	Pension Benefits
(Amounts in thousands)	2012	2011
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(232,889)	$(198,180)
Service cost	(4,066)	(3,578)
Interest cost	(10,532)	(10,935)
Actuarial losses	(24,804)	(32,255)
Benefits and plan expenses paid	11,717	12,541
Projected benefit obligation assumed in acquisitions	—	(482)

Projected benefit obligations at end of year	(260,574)	(232,889)

(Amounts in thousands)	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	190,522	179,570
Actual return on plan assets	22,928	5,703
Company contributions	17,399	17,790
Benefits and plan expenses paid	(11,717)	(12,541)

Fair value of plan assets at end of year	219,132	190,522

Net funded status at end of year	$(41,442)	$(42,367)

Amounts recognized on the Consolidated Balance Sheets:
Non-current liabilities	$(41,442)	$(42,367)

The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2012 and 2011 totaled $237.4 million and $216.7 million, respectively.

The fair value of plan assets was as follows:

	December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$799	$799	$—	$—
Guaranteed insurance contracts	3,452	—	3,452	—
U.S. large cap equity securities	50,915	—	50,915	—
U.S. small/mid cap equity securities	4,794	—	4,794	—
International equity securities	50,345	—	50,345	—
Emerging markets equity securities	4,324	—	4,324	—
U.S. debt securities	71,281	—	71,281	—
International debt securities	27,466	—	27,466	—
Hedge funds	5,756	—	—	5,756

Total fair value of plan assets	$219,132	$799	$212,577	$5,756

	December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$639	$639	$—	$—
Guaranteed insurance contracts	2,803	—	2,803	—
U.S. large cap equity securities	45,008	—	45,008	—
U.S. small/mid cap equity securities	4,116	—	4,116	—
International equity securities	41,399	—	41,399	—
Emerging markets equity securities	3,559	—	3,559	—
U.S. debt securities	64,001	—	64,001	—
International debt securities	23,482	—	23,482	—
Hedge funds	5,515	—	—	5,515

Total fair value of plan assets	$190,522	$639	$184,368	$5,515

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

The change in fair value of Level 3 plan assets was as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011
Fair value at beginning of year	$5,515	$5,331
Actual return on assets:
Relating to assets still held at end of year	241	184
Relating to assets sold during the year	—	—
Purchases, sales, and settlements	—	—
Transfers in/out of Level 3	—	—

Fair value at end of year	$5,756	$5,515

The projected benefit payments for these plans over the next ten years are estimated as follows:

(Amounts in thousands)	Estimated Benefit Payments
2013	$8,844
2014	9,319
2015	9,814
2016	10,330
2017	10,865
2018 – 2022	63,558

Total estimated benefit payments over next ten years	$112,730

The Company annually contributes the required minimum amounts required by pension funding regulations. From time to time, the Company also makes additional voluntary contributions to these plans in order to increase the funding levels and reduce the amount of required future contributions, as well as to reduce the amount of expense recognized for these plans. The Company expects to contribute between $7.5 million and $8.5 million to its funded defined benefit pension plans in 2013.

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

The changes in benefit obligations and funded status of these non-qualified plans for the years ended December 31, 2012 and 2011 were as follows:

	Unfunded Retirement Plans
(Amounts in thousands)	2012	2011
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(6,165)	$(5,700)
Service cost	—	—
Interest cost	(254)	(302)
Actuarial losses	(235)	(746)
Benefits and plan expenses paid	576	583

Projected benefit obligations at end of year	(6,078)	(6,165)

Net unfunded status at end of year	$(6,078)	$(6,165)

	As of December 31,
(Amounts in thousands)	2012	2011
Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(592)	$(558)
Non-current liabilities	(5,486)	(5,607)

Net liability recognized on the Consolidated Balance Sheets	$(6,078)	$(6,165)

The Company accounts for its retirement plans in accordance with ASC 715. The net obligation is included in accrued expenses and employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for funded and unfunded pension benefits are as follows:

Pension Benefits

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$4,066	$3,577	$2,524
Interest cost	10,786	11,238	10,920
Expected return on plan assets	(14,547)	(13,976)	(12,258)
Amortization of actuarial losses	7,213	4,294	3,702
Amortization of prior service cost	(6)	(6)	(6)

Total net periodic benefit cost recognized in income statement	$7,512	$5,127	$4,882

Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$8,231	$37,491	$3,936
Prior service cost	6	6	6

Total recognized in accumulated other comprehensive loss	$8,237	$37,497	$3,942

Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	4.7%	5.6%	6.1%
Discount rate used to determine year end benefit obligations	4.2%	4.6%	5.6%
Expected return on assets used to determine net periodic benefit cost	7.6%	7.7%	7.9%
Rate of compensation increase	3.0%	3.0%	3.0%

Actuarial losses of $7.7 million included in accumulated other comprehensive loss are expected to be recognized as a component of net periodic benefit cost in 2013.

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

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. For the U.S. retirement plan the allocation of pension plan assets as of December 31, 2012 and 2011 and target allocation as of December 31, 2012 are as follows:

	Percentage of Plan Assets
	Actual Allocation December 31,		2012 Target Allocation
	2012	2011
Money market mutual funds	0.5%	0.5%	2.0%
U.S. large cap equity securities	26.4%	26.8%	26.2%
U.S. small/mid cap equity securities	3.2%	3.1%	3.0%
International equity securities	15.3%	13.6%	14.3%
Emerging markets equity securities	1.6%	1.4%	1.5%
U.S. debt securities	47.1%	48.4%	46.0%
International debt securities	2.1%	2.0%	2.0%
Hedge funds	3.8%	4.2%	5.0%

For the Canadian retirement plan the allocation of pension plan assets as of December 31, 2012 and 2011 and target allocation as of December 31, 2012 are as follows:

	Percentage of Plan Assets
	Actual Allocation December 31,		2012 Target Allocation
	2012	2011
U.S. large cap equity securities	17.0%	17.2%	17.0%
International equity securities	42.3%	42.3%	42.0%
Emerging markets equity securities	2.9%	3.0%	3.0%
International debt securities	37.8%	37.5%	38.0%

The funded defined benefit pension plans in Europe are invested wholly in guaranteed insurance contracts.

Defined Contribution Plans

The Company also sponsors a 401(k) plan covering substantially all U.S. employees and matches a portion of employee contributions as well as making an additional contribution to all employees based on years of service and regardless of whether or not the employee contributes to the plan. The Company also sponsors a similar defined contribution plan covering substantially all Canadian employees.

Total expense recognized for these defined contribution plans was as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Expense	$7,686	$7,422	$6,571

NOTE 12:  OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors two unfunded post-retirement medical programs covering many of its current and former employees in the U.S. and one post-retirement death benefit plan covering a limited number of former employees. The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2012 and 2011, were as follows:

	Other Post-Retirement Benefits
(Amounts in thousands)	2012	2011
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(45,665)	$(38,126)
Service cost	(355)	(261)
Interest cost	(1,765)	(1,972)
Participant contributions	(1,932)	(1,878)
Actuarial gains (losses), net	1,706	(8,083)
Benefits and plan expenses paid	4,002	4,655

Projected benefit obligations at end of year	$(44,009)	$(45,665)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	2,070	2,777
Participant contributions	1,932	1,878
Benefits and plan expenses paid	(4,002)	(4,655)

Fair value of plan assets at end of year	—	—

Net unfunded status at end of year	$(44,009)	$(45,665)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(2,588)	$(2,713)
Non-current liabilities	(41,421)	(42,952)

Net liability recognized on the Consolidated Balance Sheets	$(44,009)	$(45,665)

The projected benefit payments for these plans, net of the estimated Medicare Part D subsidy expected to be received by the Company over the next ten years, are estimated as follows:

(Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2013	$2,847	$207	$2,640
2014	2,903	221	2,682
2015	2,922	231	2,691
2016	2,936	238	2,698
2017	2,931	243	2,688
2018 – 2022	14,289	1,250	13,039

Total estimated benefit payments over next ten years	$28,828	$2,390	$26,438

The Company expects to meet funding requirements for its unfunded post-retirement medical and other benefit plans on a pay-as-you-go basis during 2013. The Company accounts for post-retirement medical plans in accordance with ASC 712. The obligation for these post-retirement benefit plans is reported in employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other post-retirement benefits were as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$355	$261	$270
Interest cost	1,765	1,972	2,095
Amortization of actuarial losses	1,303	871	849

Total net periodic benefit cost recognized in Consolidated Statements of Income	$3,423	$3,104	$3,214

Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$(3,009)	$7,212	$424

Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	4.3%	5.5%	5.8%
Discount rate used to determine year-end benefit obligations	4.0%	4.3%	5.5%

Actuarial losses of $1.4 million included in accumulated other comprehensive loss are expected to be recognized as a component of net periodic benefit cost in 2013.

The Company annually evaluates and selects the discount rates to be used in accounting for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 10% in 2012, 9% in 2011, and 10% in 2010. As of December 31, 2012, the annual rate of increase in cost of health care benefits is assumed to be 9% in 2013, declining by 1% per year until 5% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2012:

(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$300	$(240)
Effect on other post-retirement benefit obligations	4,843	(3,992)

NOTE 13:  COMMITMENTS

The Company leases office space and equipment under operating leases expiring in one to 15 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, are as follows:

(Amounts in thousands)	Future Minimum Operating Lease Commitments
2013	$7,920
2014	6,664
2015	4,761
2016	4,034
2017	3,917
2018 – beyond	22,352

Total operating lease commitments	$49,648

Rentals charged to costs and expenses for continuing operations under cancelable and non-cancelable lease arrangements were as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Rental charges	$6,076	$5,101	$3,573

As of December 31, 2012 the Company did not have any material capital leases. See also Note 9.

Guarantees and other commercial commitments include the following:

(Amounts in thousands)	December 31, 2012
Product warranty reserves	$1,914
Letters of credit outstanding	5,424
Other financial guarantees	3,192

Total	$10,530

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See also Note 9.

Changes in the warranty reserve were as follows:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Balance at beginning of period	$1,539	$616	$125
Warranty reserve of acquired businesses	—	785	421
Warranty reserve related to discontinued operations	—	—	(40)
Accrued warranty expense	3,215	631	1,495
Payments made (in cash or in-kind)	(2,840)	(493)	(1,385)

Balance at end of period	$1,914	$1,539	$616

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

NOTE 14:  CONTINGENT LIABILITIES

The Company reserves for product liability, environmental remediation, and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2012 and 2011, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.

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

The current on-site monitoring program and required deliverables under various orders are being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. The Company may or may not be required, in the future, to contribute to the costs of required deliverables or remediation activities. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the years ended December 31, 2012, 2011, and 2010 in connection with the remediation efforts at the Site.

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

With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that in 1989 contamination of soil and groundwater by trichloroethylene (“TCE”) and other volatile organic compounds (“VOCs”) was discovered at Carlton’s facility located in Milwaukie, Oregon (the “Carlton Site”) in connection with the removal of two underground storage tanks. On November 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997, and 2000, pursuant to which the Company continues to investigate, remediate, and monitor the contamination under the supervision of the DEQ. The Company recognized an initial reserve of $3.4 million at the time of its acquisition of Carlton, representing the estimated costs to remediate this site. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows. In addition, beginning October 2010 and continuing through November 2012, the Company received insurance proceeds to reimburse certain of the expenditures for this remediation effort. The Company does not expect to receive additional insurance proceeds in this matter.

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

NOTE 15:  EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

	Year Ended December 31,
(Shares in thousands)	2012	2011	2010
Actual weighted average shares outstanding	49,170	48,701	47,917
Dilutive effect of common stock equivalents	729	733	591

Diluted weighted average common shares outstanding	49,899	49,434	48,508

Options and SARs excluded from computation as anti-dilutive because they are out-of-the-money	1,783	1,337	961

Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	147	124	121
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$(0.01)	$—	$(0.01)
Diluted earnings per share	$—	$(0.01)	$—

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

On April 25, 2006, the Company’s stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for a variety of stock-based award instruments and terms. The maximum number of shares that may be awarded under the 2006 Plan was initially set at 4,236,919, of which 736,919 represented shares that remained unused under the Company’s previous plans that were transferred to the 2006 Plan. The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000. Recently issued stock awards generally vest over a three-year period and stock options and stock appreciation rights (“SARS”) generally carry a ten-year expiration term.

The fair values of options and stock-settled SARs were estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2012, 2011, and 2010 was derived from the “simplified” method, meaning one half the term of the instrument plus one additional year. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate. The Company generally applies an estimated average forfeiture rate on its broad-based stock awards granted to a diverse population of employees, which reduces the expense recognized. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the life of the stock awards.

The following table summarizes the assumptions used and estimated fair value of SARs granted:

	Year Ended December 31,
	2012	2011	2010
Estimated average lives	6 years	6 years	6 years
Risk-free interest rate	1.2%	2.4%	2.8%
Expected volatility	49.3% - 49.6%	48.4% - 49.5%	49.7%
Weighted average volatility	49.6%	47.5%	49.7%
Dividend yield	0.0%	0.0%	0.0%
Estimated forfeiture rate	3.2%	5.5%	5.0%
Weighted average exercise price	$16.68	$15.10	$11.82
Weighted average grant date fair value	$7.93	$7.36	$5.94

A summary of stock option and stock-settled SARs activity is presented in the following tables:

	Year Ended December 31, 2012
	Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding options and SARs at beginning of period	3,659	$11.78
SARs granted	577	16.68
Options exercised	(311)	3.69
SARs exercised	(78)	11.87
Options forfeited or expired	—	—
SARs forfeited or expired	(37)	15.42

Outstanding options and SARs at end of period	3,810	$13.15	5.8	$11,456

Outstanding options at end of period	1,432	$10.82	4.7	$7,492
Outstanding SARs at end of period	2,378	14.55	6.5	3,964
Options exercisable at end of period	1,432	10.82	4.7	7,492
SARs exercisable at end of period	892	14.39	3.9	1,704

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Intrinsic value of options exercised	$3,522	$2,655	$3,512
Estimated fair value of options and SARs that vested	3,993	3,747	2,890
Stock-based compensation cost recognized in income	5,592	4,441	3,290
Total tax benefit on share-based compensation recognized	1,917	1,560	1,016
Total amount of cash received from exercises	1,152	1,041	2,398
Tax (expense) benefit realized from exercises	1,187	877	1,340
Cash used to settle equity instruments	—	—	—

As of December 31, 2012, the total compensation cost related to awards not yet recognized was $6.7 million. The weighted average period over which this expense is expected to be recognized is two years. The Company’s policy upon the exercise of options or SARs has been to issue new shares into the market place.

Restricted Stock Awards. The following activity occurred in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
RSUs awarded	117	112	119
Total fair value of RSUs awarded	$1,957	$1,695	$1,413
Total expense recognized for RSUs	1,389	920	639

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with ASC 718. Tax attributes are determined under the tax law ordering method.

NOTE 17:  SEGMENT INFORMATION

We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to OEMs for use on original equipment. Our products are sold in over 115 countries and approximately 56% of our 2012 sales were shipped to customers outside of the U.S.

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden or FLAG segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment includes the operations of the Company that have historically served the FLAG markets, as well as KOX, and a portion of the PBL business. The FLAG segment represented 70.1% of our consolidated sales for the year ended December 31, 2012.

The Company’s Farm, Ranch, and Agriculture or FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our FRAG customers through our sales and distribution network. The FRAG segment includes the operations of SpeeCo, Woods/TISCO, and a portion of the PBL business. The FRAG segment represented 27.0% of our consolidated sales for the year ended December 31, 2012.

The Company also operates a concrete cutting and finishing equipment business that represented 2.8% of consolidated sales for the year ended December 31, 2012, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market.

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

The following table reflects selected financial information by segment and sales by geographic region.

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Sales:
FLAG	$650,480	$659,883	$554,053
FRAG	250,845	147,475	34,200
Corporate and other	26,341	24,272	23,227

Total sales	$927,666	$831,630	$611,480

Operating income (expense):
FLAG	$108,255	$115,597	$104,113
FRAG	(7,495)	4,474	1,671
Corporate and other	(21,480)	(22,118)	(20,229)

Total operating income	$79,280	$97,953	$85,555

Depreciation and amortization:
FLAG	$26,574	$24,663	$21,898
FRAG	16,341	9,941	3,135
Corporate and other	2,203	1,203	2,566

Total depreciation and amortization	$45,118	$35,807	$27,599

Capital expenditures:
FLAG	$45,050	$38,767	$19,693
FRAG	6,717	1,600	83
Corporate and other	158	6	226

Total capital expenditures	$51,925	$40,373	$20,002

Sales by geographic region:
United States	$407,967	$308,593	$194,416
Europe	241,884	229,103	166,960
China	44,412	45,134	38,967
Brazil	36,561	33,242	29,402
Canada	30,232	25,285	18,853
Russian Federation	26,040	23,375	23,669
All others, individually insignificant	140,570	166,898	139,213

Total sales	$927,666	$831,630	$611,480

The geographic sales information is by country of destination. No customer accounted for 10% or more of sales in 2012 or 2011. One customer, Husqvarna AB, accounted for approximately 12% of sales in 2010.

Balance Sheet Information by Segment	As of December 31,
(Amounts in thousands)	2012	2011
Assets:
FLAG	$468,121	$472,881
FRAG	374,856	370,057
Corporate and other	62,314	41,269

Total assets	$905,291	$884,207

Goodwill:
FLAG	$66,297	$66,223
FRAG	98,865	98,848
Corporate and other	13	13

Total goodwill	$165,175	$165,084

Property, plant, and equipment, net:
United States	$91,446	$86,677
China	41,610	22,706
Canada	20,473	18,572
European Union	12,154	14,461
Brazil	11,532	12,837
All other	487	619

Total property, plant, and equipment, net	$177,702	$155,872

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

(Amounts in thousands)	FLAG	FRAG	Corporate and Other	Total
Goodwill:
December 31, 2011	$66,223	$98,848	$13	$165,084
Effect of changes in foreign currency translation rates	74	17	—	91

December 31, 2012	$66,297	$98,865	$13	$165,175

NOTE 18:  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Interest paid	$16,574	$16,961	$30,007
Income taxes paid, net	24,672	24,827	14,858

NOTE 19:  CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2012, approximately 47% of accounts receivable were from customers outside the U.S. One customer accounted for 7.3% and 4.8% at December 31, 2012 and 2011, respectively, of the total accounts receivable balance. No other customer accounted for more than 3% of accounts receivable at December 31, 2012 or 2011. Accounts receivable are principally from dealers, distributors, mass merchants, chain saw manufacturers, and other OEMs. The majority of accounts receivable are not collateralized.

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

The estimated fair values of the senior credit facility loans at December 31, 2012 and 2011 are presented below. See also Note 9.

	December 31, 2012		December 31, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility debt	$516,250	$513,669	$524,450	$521,828

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

The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $28 thousand as of December 31, 2012 and $0.5 million as of December 31, 2011. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months.

Amounts recognized in cost of sales in the Consolidated Statements of Income at the maturity of the related derivative financial instruments were as follows.

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Gain (loss) on foreign currency derivative financial instruments	$(75)	$788	$2,353

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through December 31, 2012, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $45.5 million at December 31, 2012 and $37.5 million at December 31, 2011.

Derivative Financial Instruments and Interest Rates. The senior credit facility agreement terms include a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In the first six months of 2011, we entered into interest rate cap agreements covering 35% of the outstanding principal on our term loans A and B that capped the maximum LIBOR used to determine the interest rate we pay at 5.00% through February 28, 2013. During the third quarter of 2011, following the Fourth Amendment and Restatement of our senior credit facilities, we terminated these interest rate cap contracts with a charge to expense of $0.1 million. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through December 31, 2012, the Company has not recognized any amount from these contracts in earnings due to ineffectiveness.

Derivatives held by the Company are summarized as follows:

	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3
December 31, 2012:
Interest rate hedge agreements	$(3,960)	$—	$(3,960)	$—
Foreign currency hedge agreements	(28)	—	(28)	—
December 31, 2011:
Interest rate hedge agreements	$(1,303)	$—	$(1,303)	$—
Foreign currency hedge agreements	(505)	—	(505)	—

See Note 11 for a description of the framework for measuring fair value and Levels 1, 2, and 3. In accordance with ASC 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments. As of December 31, 2012 and 2011, all outstanding derivative instruments were fully collateralized; therefore, the nonperformance risk is considered remote. The carrying values as of December 31, 2012 are included in accrued expenses on the Consolidated Balance Sheet.

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

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Sales	$—	$—	$12,297

Operating income	$—	$—	$1,031
Gain on sale of subsidiary	—	—	11,941

Income before income taxes	—	—	12,972
Income tax provision	—	—	7,174

Income from discontinued operations	$—	$—	$5,798

SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following tables set forth a summary of the unaudited quarterly results of operations for 2012 and 2011.

	Year Ended December 31, 2012
(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(Amounts may not sum due to rounding)
Sales	$226,309	$239,059	$232,736	$229,562	$927,666
Gross profit	62,665	68,078	62,928	62,543	256,215
Net income	5,881	13,101	11,622	8,984	39,588
Net income per share:
Basic	$0.12	$0.27	$0.24	$0.18	$0.81
Diluted	0.12	0.26	0.23	0.18	0.79

	Year Ended December 31, 2011
(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(Amounts may not sum due to rounding)
Sales	$180,874	$201,337	$212,904	$236,515	$831,630
Gross profit	60,048	64,188	65,560	66,013	255,809
Net income	15,622	13,752	10,805	9,502	49,682
Net income per share:
Basic	$0.32	$0.28	$0.22	$0.19	$1.02
Diluted	0.31	0.28	0.22	0.19	1.01

Acquisition accounting effects included in the above quarterly results for 2012 totaled $4.4 million in the first quarter, $4.3 million in the second quarter, $3.7 million in the third quarter, and $3.7 million in the fourth quarter. Facility closure and restructuring costs during 2012 totaled $4.9 million in the first quarter, $1.7 million in the second quarter, and $0.8 million in the third quarter.

Results in all four quarters of 2011 reflect the acquisition of KOX in March. Results for the third and fourth quarters of 2011 also include the acquisitions of PBL and Woods/TISCO. Acquisition accounting effects included in the above quarterly results for 2011 totaled $2.1 million in the first quarter, $2.6 million in the second quarter, $4.2 million in the third quarter, and $6.7 million in the fourth quarter of 2011. In addition, net income in the third quarter of 2011 reflects a pretax charge of $3.9 million for the early extinguishment of debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

See the “Election of Directors”, “Executive Officers”, and “Audit Committee Disclosure” sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the “Compensation of Directors”, “Compensation Discussion and Analysis”, “Executive Compensation”, and “Employment Agreements” sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the “Principal Stockholders” and “Equity Compensation Plan Information” sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the “Election of Directors”, “The Board and Its Committees”, “Audit Committee Disclosure”, “Audit Committee Report”, and “Certain Transactions and Other Matters” sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the “Ratification of the Appointment of Independent Registered Public Accounting Firm” section of our Proxy Statement for the 2013 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

*4(c) First Amendment to Fourth Amended and Restated Credit Agreement dated August 3, 2012, by and among Blount Inc., a Delaware corporation, Omark Properties, Inc., an Oregon corporation, Windsor Forestry Tools LLC, the other Credit Parties signatory thereto; General Electric Capital Corporation, in its capacity as Agent for the Lenders; and the other Lenders party thereto filed as Exhibit 99.2 to the Current Report of Blount International, Inc. on Form 8-K dated August 7, 2012 (Commission File No. 001-11549).

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

*10(c) Blount, Inc. Executive Benefit Plans Trust Agreement and Amendment to and Assumption of Blount, Inc. Executive Benefit Plans Trust filed as Exhibits 10(x)(i) and 10(x)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(d) Blount, Inc. Benefits Protection Trust Agreement and Amendment To And Assumption of Blount, Inc. Benefits Protection Trust filed as Exhibits 10(y)(i) and 10(y)(ii) to the Annual Report of Blount International, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 001-11549).

*10(e) The Blount Deferred Compensation Plan which was filed as Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).

*10(f) Blount International, Inc. 2006 Equity Incentive Plan, effective as of February 15, 2006, filed as Exhibit B to the Proxy Statement of Blount, International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549), and the Amendment to the Blount International, Inc. 2006 Equity Incentive Plan dated February 23, 2007, filed as Exhibit 10.2 to the Registration Statement on Form S-8 file by Blount International, Inc., which became effective on March 7, 2008 (Reg. No. 333-149584).

*10(g) Employment Agreement by and between Blount International, Inc. and Andrew W. York dated as of February 13, 2012, filed as Exhibit 10(h) to Form 10-K filed by Blount International, Inc. on March 13, 2012 Commission File No. 001-11549).

*10(h) Employment Agreement by and between Blount International, Inc. and Joshua L. Collins dated September 28, 2009, filed as Exhibit 10.1 to Form 8-K filed by Blount International, Inc. on October 1, 2009 (Commission File No. 001-11549).

*10(i) Consulting Agreement by and between Blount International, Inc. and Russell L. German, dated as of July 2, 2010 filed as Exhibit 10(k) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(j) Amended and Restated Employment Agreement by and between Blount International, Inc. and Calvin E. Jenness dated as of December 30, 2010 filed as Exhibit 10(l) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(k) Amended and Restated Employment Agreement by and between Blount International, Inc. and Kenneth Owen Saito dated as of December 30, 2010 filed as Exhibit 10(m) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(l) Amended and Restated Employment Agreement by and between Blount International, Inc. and Cyrille Benoit Michel dated as of December 30, 2010 filed as Exhibit 10(o) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).

*10(m) Employment Agreement by and between Blount International, Inc. and David A. Willmott dated December 14, 2009, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-11549).

**10(n) Employment Agreement by and between Blount International, Inc. and Paul A. Valas dated October 10, 2012 and filed electronically herewith.

*10(o) Stock Purchase Agreement by and between Blount, Inc. and SpeeCo Companies L.L.C. dated as of August 9, 2010, filed as Exhibit 2.1 to Form 8-K filed by Blount International, Inc. on August 11, 2010 (Commission File No. 001-11549).

*10(p) Stock Purchase Agreement by and among Tulsa Winch, Inc., Blount, Inc. and Dover Industrial Products, Inc. dated as of September 30, 2010, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 001-11549).

*10(q) Agreement and Plan of Merger dated as of August 15, 2011, by and among SP Companies, Inc., Grenade LLC, Blount, Inc., and GenWoods HoldCo, LLC, filed as Exhibit 99.4 to Form 8-K/A filed by Blount International, Inc. on November 7, 2011 (Commission File No. 001-11549).

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

***101.INS XBRL Instance Document

***101.SCH XBRL Taxonomy Extension Schema Document

***101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB XBRL Taxonomy Extension Label Linkbase Document

***101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Filed electronically herewith. Copies of such exhibits may be obtained upon written request to:

Blount International, Inc.

P.O. Box 22127

Portland, Oregon 97269-2127

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

BLOUNT INTERNATIONAL, INC.
Registrant

Dated: March 8, 2013

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

Dated: March 8, 2013

/s/ Robert E. Beasley, Jr.	/s/ Ronald Cami
Robert E. Beasley, Jr.	Ronald Cami
Director	Director

/s/ Andrew C. Clarke	/s/ Joshua L. Collins
Andrew C. Clarke	Joshua L. Collins
Director	Chairman and Chief Executive Officer
Director

/s/ Nelda J. Connors	/s/ Thomas J. Fruechtel
Nelda J. Connors	Thomas J. Fruechtel
Director	Director

/s/ E. Daniel James	/s/ Harold E. Layman
E. Daniel James	Harold E. Layman
Director	Director

/s/ David A. Willmott
David A. Willmott
President and Chief Operating Officer
Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions (Dispositions), Net	(Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2012:
Allowance for doubtful accounts receivable	$3,142	$98	$—	$(124)	$3,116
Inventory reserves	9,899	8,281	—	(6,454)	11,726
Valuation allowance for deferred tax assets	603	1,949	—	—	2,552

Year Ended December 31, 2011:
Allowance for doubtful accounts receivable	1,490	608	1,097	(53)	3,142
Inventory reserves	5,108	4,326	3,428	(2,963)	9,899
Valuation allowance for deferred tax assets	2,314	(1,711)	—	—	603

Year Ended December 31, 2010:
Allowance for doubtful accounts receivable	3,339	120	169	(2,138)	$1,490
Inventory reserves	3,706	2,449	704	(1,751)	5,108
Valuation allowance for deferred tax assets	2,366	(52)	—	—	2,314

The graph below matches the cumulative 5-year total return of holders of Blount International, Inc.‘s common stock with the cumulative total returns of the NYSE Composite index, and a customized peer group of companies that includes nine companies, which are Actuant, AGCO Corp., Alamo Group Inc., Briggs & Stratton Corp., Husqvarna AB, Kennametal Inc., Makita Corp., Snap-On Inc., and The Toro Company. The graph assumes that the value of the investment in the Company’s common stock, in each peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Year ended December 31,	2007	2008	2009	2010	2011	2012
Blount International, Inc.	100.00	77.01	82.04	128.03	117.96	128.52
NYSE Composite	100.00	60.14	77.32	87.86	84.54	98.19
Peer Group	100.00	54.28	72.63	96.25	78.37	104.53