Form 10-Q
period 2013-03-31
BLOUNT INTERNATIONAL INC
filed 2013-05-07
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2013.
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
As of May 1, 2013 there were 49,219,560 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2013	2012
Sales	$232,615	$226,309
Cost of sales	169,510	163,644
Gross profit	63,105	62,665
Selling, general, and administrative expenses	43,962	45,161
Facility closure and restructuring charges	—	3,931
Operating income	19,143	13,573
Interest income	30	61
Interest expense	(4,347)	(4,462)
Other income (expense), net	826	(6)
Income before income taxes	15,652	9,166
Provision for income taxes	6,312	3,285
Net income	$9,340	$5,881

Basic income per share	$0.19	$0.12
Diluted income per share	$0.19	$0.12
Weighted average shares used in per share calculations:
Basic	49,374	49,032
Diluted	50,189	49,842
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Net income	$9,340	$5,881
Unrealized gains (losses):
Unrealized holding gains (losses)	(432)	358
Losses reclassified to net income	43	4
Unrealized gains (losses), net	(389)	362
Foreign currency translation adjustment	(2,892)	1,409
Other comprehensive income (loss), before tax	(3,281)	1,771
Income tax benefit (provision) on other comprehensive items	720	(134)
Other comprehensive income (loss), net of tax	(2,561)	1,637
Comprehensive income	$6,779	$7,518
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$13,955	$50,267
Accounts receivable, net	155,352	128,444
Inventories	174,065	174,816
Deferred income taxes	19,230	19,522
Other current assets	19,865	20,273
Total current assets	382,467	393,322
Property, plant, and equipment, net	176,027	177,702
Deferred income taxes	2,371	2,438
Intangible assets	139,319	143,161
Goodwill	164,965	165,175
Other assets	22,794	23,493
Total Assets	$887,943	$905,291

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,070	$15,072
Accounts payable	57,972	54,295
Accrued expenses	66,401	71,473
Deferred income taxes	351	292
Total current liabilities	139,794	141,132
Long-term debt, excluding current maturities	478,903	501,685
Deferred income taxes	39,835	40,501
Employee benefit obligations	93,049	93,086
Other liabilities	17,099	17,405
Total liabilities	768,680	793,809
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,218,451 and 49,140,091 outstanding, respectively	492	491
Capital in excess of par value of stock	607,496	606,495
Accumulated deficit	(410,745)	(420,085)
Accumulated other comprehensive loss	(77,980)	(75,419)
Total stockholders’ equity	119,263	111,482
Total Liabilities and Stockholders’ Equity	$887,943	$905,291
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Cash flows from operating activities:
Net income	$9,340	$5,881
Adjustments to reconcile to net cash used in operating activities:
Depreciation	7,894	7,284
Amortization	3,932	4,272
Stock-based compensation expense	1,362	1,184
Excess tax benefit from stock-based compensation	(61)	(546)
Deferred income taxes	105	(663)
Other non-cash items	222	(23)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27,940)	(11,471)
(Increase) decrease in inventories	154	(6,787)
(Increase) decrease in other assets	782	(626)
Increase (decrease) in accounts payable	4,106	7,919
Increase (decrease) in accrued expenses	(5,029)	(8,676)
Increase (decrease) in other liabilities	(348)	820
Net cash used in operating activities	(5,481)	(1,432)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(6,788)	(10,173)
Proceeds from sale of assets	56	55
Net cash used in investing activities	(6,732)	(10,118)

Cash flows from financing activities:
Net repayments under revolving credit facility	(19,000)	(3,200)
Repayment of term loan principal	(3,750)	(3,750)
Repayment of debt and capital lease obligation of PBL	(18)	(3,892)
Excess tax benefit from stock-based compensation	61	546
Proceeds from stock-based compensation activity	27	359
Taxes paid under stock-based compensation activity	(448)	(48)
Net cash used in financing activities	(23,128)	(9,985)

Effect of exchange rate changes	(971)	277

Net decrease in cash and cash equivalents	(36,312)	(21,258)
Cash and cash equivalents at beginning of period	50,267	62,118
Cash and cash equivalents at end of period	$13,955	$40,860
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2012	49,140	$491	$606,495	$(420,085)	$(75,419)	$111,482
Net income				9,340		9,340
Foreign currency translation adjustment					(2,892)	(2,892)
Unrealized losses					(219)	(219)
Pension liability adjustment					550	550
Stock options, stock appreciation rights, and restricted stock	78	1	(361)			(360)
Stock compensation expense			1,362			1,362
Balance March 31, 2013	49,218	$492	$607,496	$(410,745)	$(77,980)	$119,263
The Company holds 382,380 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION
Basis of Presentation. The unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.” and "U.S. GAAP"). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity for the periods presented.
The accompanying financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We base our estimates on various assumptions that are believed to be reasonable under the circumstances. Management is continually evaluating and updating these estimates and it is reasonably possible that these estimates will change in the near term.
Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that are not collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $3.3 million and $3.1 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.
Income taxes. The provision for income taxes in the three months ended March 31, 2013 includes a non-cash charge of $0.9 million from the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.
Recently Adopted Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on offsetting (netting) assets and liabilities. For derivatives and financial assets and liabilities, the new guidance requires disclosure of gross asset and liability amounts for any amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The new guidance was effective on January 1, 2013 and as of March 31, 2013 there were no offsetting amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement within the scope of this new guidance.
In July 2012, the FASB issued revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance was effective on January 1, 2013. We elected to adopt this new guidance early and implemented it in 2012.

In February 2013, the FASB issued new guidance on the presentation of amounts reclassified out of accumulated other comprehensive income or loss.  This guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, significant amounts reclassified from each component of accumulated other comprehensive income or loss and the income statement line items affected by the reclassification.  This revised guidance was effective on January 1, 2013. See Note 9 for this additional disclosure.
Reclassifications. Certain amounts in the prior period financial statements and footnotes may have been reclassified to conform to the current period presentation. Such reclassifications, if any, have no effect on previously reported net income, comprehensive income, total cash flows, or net stockholders’ equity.

NOTE 2: FACILITY CLOSURE AND RESTRUCTURING COSTS
During 2012, we completed certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American assembly and distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City. During the first quarter of 2012, we recognized direct costs of $4.9 million associated with these two actions. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden that were not utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the three months ended March 31, 2012. There were no charges related to these activities in the three months ended March 31, 2013.
NOTE 3: INVENTORIES
Inventories consisted of the following:

Inventories	March 31,	December 31,
(Amounts in thousands)	2013	2012
Raw materials and supplies	$22,039	$22,815
Work in progress	19,409	19,388
Finished goods	132,617	132,613
Total inventories	$174,065	$174,816

NOTE 4: INTANGIBLE ASSETS
The following table summarizes intangible assets related to acquisitions:

		March 31, 2013		December 31, 2012
Intangible Assets	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$164,965	$—	$165,175	$—
Trademarks and trade names	Indefinite	61,078	—	61,251	—
Total with indefinite lives		226,043	—	226,426	—
Covenants not to compete	2 - 4	1,112	1,005	1,112	985
Patents	11 - 13	5,320	1,663	5,320	1,554
Manufacturing technology	1	2,504	2,504	2,563	2,563
Customer relationships, including backlog	10 - 19	107,105	32,628	107,333	29,316
Total with finite lives		116,041	37,800	116,328	34,418
Total intangible assets		$342,084	$37,800	$342,754	$34,418

Amortization expense for these intangible assets included in cost of sales in the Consolidated Statements of Income was as follows:

Amortization Expense	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Amortization expense	$3,557	$3,966

NOTE 5: DEBT
Debt consisted of the following:

Debt	March 31,	December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$216,000	$235,000
Term loans	277,500	281,250
Capital lease obligation of PBL	473	507
Total debt	493,973	516,757
Less current maturities	(15,070)	(15,072)
Long-term debt, net of current maturities	$478,903	$501,685
Weighted average interest rate at end of period	2.70%	2.71%
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of March 31, 2013 and December 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.
August 2012 Amendment of Senior Credit Facilities. On August 3, 2012, the senior credit facilities were amended to modify the maximum leverage ratio covenant, as defined below. Certain other minor modifications to the credit agreement were also made. The Company incurred $1.2 million in fees and transaction costs in connection with this amendment.
See also May 2013 Amendment of Senior Credit Facilities below.
Terms of Senior Credit Facilities as of March 31, 2013. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of March 31, 2013, the Company had the ability to borrow an additional $56.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.
The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and also matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants, including as of March 31, 2013:

•
Minimum fixed charge coverage ratio of 1.15, defined as earnings before interest, taxes, depreciation, amortization, and certain adjustments defined in the credit agreement (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2013, 3.75 through December 31, 2013, 3.50 through September 30, 2014, 3.25 through March 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of March 31, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

The senior credit facility debt is incurred by the Company's wholly-owned subsidiary, Blount, Inc. Blount International, Inc. and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.
May 2013 Amendment of Senior Credit Facilities. Effective May 3, 2013, the senior credit facilities were amended. The May 2013 amendment modified the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant, as defined above, and certain other terms. The fixed charge coverage ratio was reset to 1.05 through September 30, 2013, 1.10 through December 31, 2013, and 1.15 thereafter. The maximum leverage ratio was reset to 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter. The amendment also changed the borrowing rate to LIBOR plus 3.00%, or at an index rate, as defined in the credit agreement, plus 2.00%, if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50%, or at an index rate, as defined in the credit agreement, plus 2.50%, if the maximum leverage ratio is 4.50 or higher. The Company incurred $1.6 million in fees and transaction costs in connection with this amendment. The definition of Adjusted EBITDA was also amended, among other terms.
Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of December 31, 2012, we had repaid all of PBL’s bank debt.
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

	Three Months Ended March 31,
Post-Employment Benefit Plan Expense	2013	2012	2013	2012
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,318	$1,026	$93	$96
Interest cost	2,699	2,692	425	470
Expected return on plan assets	(3,890)	(3,577)	—	—
Amortization of net actuarial losses	1,992	1,936	355	435
Total net periodic benefit cost	$2,119	$2,077	$873	$1,001

NOTE 7: FINANCIAL GUARANTEES AND COMMITMENTS
Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	March 31,	December 31,
(Amounts in thousands)	2013	2012
Product warranty reserves	$1,767	$1,914
Letters of credit outstanding	4,766	5,424
Other financial guarantees	3,063	3,192
Total financial guarantees and commitments	$9,596	$10,530
See also Note 5 regarding guarantees of debt.

NOTE 8: CONTINGENT LIABILITIES
The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. As of March 31, 2013 and December 31, 2012, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.
From time to time the Company is named a defendant in product liability lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of March 31, 2013, the Company has recorded liabilities totaling $6.2 million on the Consolidated Balance Sheet for estimated product liability and environmental remediation costs.
NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes accumulated other comprehensive loss by component, net of related income taxes.

Accumulated other comprehensive (loss) gain	March 31,	December 31,
(Amounts in thousands)	2013	2012
Pension and post-retirement benefits	$(81,433)	$(81,983)
Unrealized losses on derivative instruments	(2,733)	(2,514)
Foreign currency translation	6,186	9,078
Total accumulated other comprehensive loss	$(77,980)	$(75,419)
The following table summarizes the changes in accumulated other comprehensive loss by component, net of income taxes.

	Three Months Ended March 31, 2013
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative instruments	Foreign currency translation	Total
(Amounts in thousands)
Accumulated other comprehensive (loss) gain at beginning of period	$(81,983)	$(2,514)	$9,078	$(75,419)
Other comprehensive (loss) gain before reclassifications	550	(246)	(2,892)	(2,588)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	—	27	—	27
Net current period other comprehensive loss	550	(219)	(2,892)	(2,561)
Accumulated other comprehensive (loss) gain at end of period	$(81,433)	$(2,733)	$6,186	$(77,980)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheet to the Consolidated Statement of Income for the three months ended March 31, 2013.

Reclassifications From Accumulated Other Comprehensive Loss to Income (Amounts in thousands)	Amount reclassified	Affected line item in Consolidated Statement of Income
Unrealized losses on derivative instruments:
Foreign currency hedge losses	$(43)	Cost of sales
Income tax benefit	16	Provision for income taxes
Net reclassifications for the period	$(27)
See Note 6 for discussion of pension and post-retirement benefits and Note 14 for discussion of derivative instruments.
NOTE 10: EARNINGS PER SHARE DATA
Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended March 31,
(Shares in thousands)	2013	2012
Actual weighted average common shares outstanding	49,374	49,032
Dilutive effect of common stock equivalents	815	810
Diluted weighted average common shares outstanding	50,189	49,842
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out–of–the–money	1,581	1,457
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	253	219
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	—	—
Diluted earnings per share	—	—

NOTE 11: STOCK-BASED COMPENSATION
The Company made the following stock-based compensation awards in the periods indicated:

Stock-Based Compensation	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
SARs granted (number of shares)	645	567
RSUs granted (number of shares)	131	115
Aggregate fair value at time of grant; SARs	$4,231	$4,509
Aggregate fair value at time of grant; RSUs	$1,813	$1,825
The SARs and RSUs granted in 2013 and 2012 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs in the three months ended March 31, 2013 and 2012:

Assumptions Used	2013	2012
Estimated average life	6 years	6 years
Risk-free interest rate	1.1%	1.1%-1.2%
Expected volatility	49.6%	49.6%
Weighted average volatility	49.6%	49.6%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$13.81	$16.74
Weighted average grant date fair value	$6.56	$7.95
As of March 31, 2013, the total unrecognized stock-based compensation expense related to previously granted awards was $11.2 million. The weighted average period over which this expense is expected to be recognized is 28 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.
NOTE 12: SEGMENT INFORMATION
We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to Original Equipment Manufacturers (“OEMs”) for use on original equipment. Our products are sold in over 115 countries and approximately 56% of 2012 sales were shipped to customers outside of the U.S.
The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden (“FLAG”) segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to FLAG customers through our global sales and distribution network.
The Farm, Ranch, and Agriculture ("FRAG") segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them to FRAG customers through our sales and distribution network.
The Company also operates a concrete cutting and finishing equipment business that represented 3.1% of consolidated sales for the three months ended March 31, 2013, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction equipment market.
The Corporate and Other category also includes the costs of providing certain centralized administrative functions including accounting, our continuous improvement program, credit management, executive management, finance, human resources, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include the facility closure and restructuring costs recognized in 2012 within this Corporate and Other category, because we do not consider such events to be ongoing aspects of the business segments’ activities. The accounting policies of the segments are the same as those of the Company, as described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents selected financial information by segment.

Segment Information	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Sales:
FLAG	$165,143	$161,619
FRAG	60,249	57,604
Corporate and Other	7,223	7,086
Total sales	$232,615	$226,309
Contribution to operating income (loss):
FLAG	$24,568	$27,755
FRAG	(1,086)	(3,738)
Corporate and Other	(4,339)	(10,444)
Operating income	$19,143	$13,573
Depreciation and amortization:
FLAG	$6,985	$6,634
FRAG	4,298	4,123
Corporate and Other	543	799
Depreciation and amortization	$11,826	$11,556

The following table shows the change in goodwill for the three months ended March 31, 2013.

Change in Goodwill	FLAG	FRAG	Corporate and Other	Total
(Amounts in thousands)
December 31, 2012	$66,297	$98,865	$13	$165,175
Effect of changes in foreign currency translation rates	(171)	(39)	—	(210)
March 31, 2013	$66,126	$98,826	$13	$164,965

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Interest paid	$3,784	$4,092
Income taxes paid, net	8,713	2,715

Cash taxes paid in the three months ended March 31, 2013 includes $3.2 million of foreign withholding taxes paid on dividends declared among certain of the Company's foreign affiliates.
NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The estimated fair values of the senior credit facility loans at March 31, 2013 and December 31, 2012 are presented below.

Fair Value of Debt	March 31, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility debt	$493,500	$488,565	$516,250	$513,669
Derivative Financial Instruments and Foreign Currency Hedging. The Company has manufacturing and/or distribution operations in Brazil, Canada, China, Europe, Japan, Mexico, Russia, and the U.S. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies, and by affecting the translated amounts of revenues and expenses. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company makes regular cash payments to its foreign subsidiaries and is exposed to changes in exchange rates from these transactions, which may adversely affect its results of operations and financial position. Certain other foreign subsidiaries make regular cash payments to the Company and changes in exchange rates from these transactions can also expose the Company to currency risk, which may adversely affect its results of operations and financial position.
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
The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheet was $0.4 million as of March 31, 2013 and $28 thousand as of December 31, 2012. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months.
Amounts recognized in cost of sales in the Consolidated Statements of Income at the maturity of the related foreign currency derivative financial instruments were as follows:

Gain (Loss) on Currency Derivatives	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Loss on foreign currency derivative financial instruments	$(43)	$(4)
Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through March 31, 2013, the Company has not recognized any amount from these contracts in earnings due to hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $45.1 million at March 31, 2013 and $45.5 million at December 31, 2012.
Derivative Financial Instruments and Interest Rates. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that caps the maximum interest rate at 7.50%. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through March 31, 2013, the Company has not recognized any amount from these contracts in earnings due to hedging ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3
March 31, 2013:
Interest rate hedge agreements	$(3,988)	—	$(3,988)	—
Foreign currency hedge agreements	(393)	—	(393)	—

December 31, 2012:
Interest rate hedge agreements	$(3,960)	—	$(3,960)	—
Foreign currency hedge agreements	(28)	—	(28)	—
Under U.S. GAAP, the framework for measuring fair value is based on independent observable inputs of market data and follows the hierarchy below:
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
The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. In accordance with Accounting Standards Codification Section 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments. As of March 31, 2013 and December 31, 2012, all outstanding derivative instruments were fully collateralized, therefore, the nonperformance risk is considered remote. The carrying values of these derivative instruments as of March 31, 2013 and December 31, 2012 are included in accrued expenses on the Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

We operate in two primary business segments: the FLAG segment and the FRAG segment. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases replacement parts and accessories from other manufacturers and markets them, primarily under our brands, to our forestry, lawn, and garden customers through our global sales and distribution network.

The Company's FRAG segment designs, manufactures, assembles and markets attachments and implements for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade parts.  The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our farm, ranch and agriculture customers through our sales and distribution network.

The Company also operates a concrete cutting and finishing equipment business that is reported within the Corporate and Other category. This business manufactures and markets concrete cutting and utility pipe cutting products for the construction, utility, and fire and rescue markets.

We made four acquisitions in 2010 and 2011. On August 10, 2010, we acquired SP Companies, Inc. and SpeeCo, Inc. (collectively, “SpeeCo”), a manufacturer and supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm, ranch, and agriculture accessories located in Golden, Colorado. On March 1, 2011, we acquired KOX GmbH and related companies (collectively “KOX”), a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. On August 5, 2011, we acquired Finalame SA, which included PBL SA and related companies (collectively “PBL”). PBL is a manufacturer of lawnmower blades and agricultural cutting blade component parts based in Civray, France, with a second manufacturing facility in Queretaro, Mexico. On September 7, 2011, we acquired GenWoods HoldCo, LLC and its wholly-owned subsidiary, Woods Equipment Company (collectively “Woods/TISCO”). Woods/TISCO, with operations primarily in the Midwestern U.S., is a manufacturer and marketer of tractor attachments, implements, and replacement parts, primarily for the agriculture, grounds maintenance, and construction end-markets.

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes included elsewhere in this report.
Consolidated Operating Results

Three Months Ended March 31,
(Amounts in millions)	2013	2012	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$232.6	$226.3	$6.3
				7.6	Unit sales volume
				(0.2)	Selling price and channel mix
				(1.2)	Foreign currency translation
Gross profit	63.1	62.7	0.4
Gross margin	27.1%	27.7%
				2.7	Unit sales volume
				(0.2)	Selling price and channel mix
				(4.3)	Product cost and mix
				1.6	Steel costs
				0.7	Acquisition accounting effects
				1.0	Facility closure costs
				(1.1)	Foreign currency translation
Selling, general, and administrative expenses ("SG&A")	44.0	45.2	(1.2)
As a percent of sales	18.9%	20.0%
				1.6	Compensation expense
				(1.5)	Professional and outside services
				(0.5)	Employee benefits
				(0.5)	Travel and other personnel costs
				(0.2)	Foreign currency translation
				(0.1)	Other, net
Facility closure and restructuring charges	—	3.9	(3.9)

Operating income	19.1	13.6	5.6
Operating margin	8.2%	6.0%
				(0.6)	Decrease in gross profit, excluding facility closure costs
				1.2	Decrease in SG&A
				4.9	Facility closure & restructuring charges
Net income	$9.3	$5.9	$3.5
				5.6	Increase in operating income
				0.1	Decrease in net interest expense
				0.8	Change in other income (expense)
				(3.0)	Increase in income tax provision
Sales in the three months ended March 31, 2013 increased by $6.3 million, or 2.8%, from the first quarter of 2012, due to higher unit sales volume, partially offset by a slightly unfavorable net change in average selling prices and channel mix and the unfavorable effects of movements in foreign currency translation rates. The positive effect of higher average selling prices in our FRAG segment were offset by negative effects of changes in channel mix in the FLAG segment. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $1.2 million in the current quarter compared to the first quarter of 2012, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen. International sales were flat, including the currency effects described above, while domestic sales increased by $6.2 million, or

6.8%. FLAG segment sales increased $3.5 million, or 2.2%, FRAG segment sales increased $2.6 million, or 4.6%, and sales of concrete cutting and finishing products were up $0.1 million, or 1.9%. See further discussion below under Segment Results.
Gross profit increased by $0.4 million, or 0.7%, from the first quarter of 2012 to the first quarter of 2013. Higher unit sales volume increased gross profit by $2.7 million, lower average steel costs added an estimated $1.6 million to gross profit, and lower acquisition accounting effects of $0.7 million also contributed to the increase. Acquisition accounting effects represent non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects are typically recognized in an accelerated manner and decrease over time. We expect our total acquisition accounting effects to be approximately $14.9 million for the full year of 2013 compared with $16.0 million for the full year of 2012. In addition, the increase in gross profit reflects the $1.0 million charge for facility closure costs recognized in the first quarter of 2012 whereas there were no such charges in the first quarter of 2013. See further discussion below regarding the prior year facility closure costs. These positive effects on gross profit were partially offset by a slightly unfavorable net change in average selling prices and channel mix of $0.2 million, and increased product costs and mix of $4.2 million. The increase in product cost and mix during the three months ended March 31, 2013 was driven by three factors. First, there was an unfavorable shift in product mix between the two quarters. Second, the first quarter of 2013 had a higher proportion of OEM sales at 21.2% than did the first quarter of 2012 at 20.5%. OEM sales generally earn lower gross margins than do replacement market sales. Third, our production efficiency and absorption of manufacturing overhead were unfavorable in the first quarter of 2013 compared with the first quarter of 2012, particularly in our FLAG segment, due to lower production volumes. See further discussion of the change in gross profit below under Segment Results.
Fluctuations in currency exchange rates also reduced our gross profit in the first quarter of 2013 compared to the first quarter of 2012 by an estimated $1.1 million, primarily due to the unfavorable effect on reported sales. Gross margin in the first quarter of 2013 was 27.1% of sales compared to 27.7% in the first quarter of 2012. The reduction in gross margin in the first quarter of 2013 occurred primarily in the FLAG segment and was driven by the changes in product mix, channel mix, and reduced production volumes described above. FRAG segment gross margins improved in the current quarter compared to the first quarter of 2012. However, our consolidated gross margin has decreased over the last two and a half years as a result of the businesses we acquired in 2010 and 2011, which have lower gross margins than the gross margins of our historical businesses. The impact of acquisition accounting effects has further lowered our gross margins. Our strategies to improve gross margins are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to our manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs. In addition, the acquisition accounting effects for these business units will gradually diminish over time, with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins in the future.
SG&A decreased by $1.2 million, or 2.7%, from the first quarter of 2012 to the first quarter of 2013, reflecting cost containment efforts implemented in 2012 and continued into 2013. As a percentage of sales, SG&A decreased from 20.0% in the first quarter of 2012 to 18.9% in the first quarter of 2013. Compensation expense increased by $1.6 million from the first quarter of 2012 to the first quarter of 2013, reflecting annual wage increases, increased headcount, and increased stock-based compensation expense. Costs for professional and outside services decreased by $1.5 million in the first quarter of 2013 compared with the first quarter of 2012, primarily because of a reduced level of activity for acquisitions and other strategic initiatives. In the first quarter of 2012 we continued to incur costs related to the acquisitions made during 2011, including legal and tax advisory fees related to certain integration and restructuring efforts. The cost of employee benefit programs decreased by $0.5 million, primarily due to lower expense for our U.S. pension plan due to strong investment returns earned in 2012 on the assets in that plan. Travel and other personnel costs were reduced by $0.5 million due to cost containment efforts. Movement in foreign currency exchange rates reduced SG&A by $0.2 million.
During 2012, we completed certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American assembly and distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City. During the first quarter of 2012, we recognized direct costs of $4.9 million associated with these two actions. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden that were not utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the three months ended March 31, 2012. There were no charges related to these activities in the three months ended March 31, 2013.

Operating income increased by $5.6 million from the first quarter of 2012 to the first quarter of 2013, resulting in an operating margin of 8.2% of sales in the current year first quarter compared to 6.0% of sales in the prior year first quarter. The increase in operating income was due to increased gross profit, reduced SG&A expenses, and facility closure and restructuring charges recognized in the three months ended March 31, 2012 but not repeated in the three months ended March 31, 2013.
Interest expense, net of interest income, was $4.3 million in the first quarter of 2013 compared to $4.4 million in the first quarter of 2012. Other income (expense), net was income of $0.8 million in the first quarter of 2013, reflecting favorable effects of foreign currency exchange rate movements on non-operating assets.
Income Tax Provision
The following table summarizes our income tax provisions in 2013 and 2012:

Effective Tax Rate	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Income before income taxes	$15,652	$9,166
Provision for income taxes	6,312	3,285
Effective tax rate	40.3%	35.8%
The effective tax rate for the first quarter of 2013 was higher than the federal statutory rate of 35% primarily due to state income taxes and foreign withholding taxes on dividends, partially offset by the favorable effects of foreign income taxes and the domestic production deduction. The provision for income taxes in the three months ended March 31, 2013 includes a charge of $0.9 million, representing the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities. The impact of foreign income taxes reduced our effective tax rate, as our foreign operations are generally subject to lower statutory tax rates than are our U.S. operations.

The effective tax rate for the first quarter of 2012 was slightly higher than the federal statutory rate of 35% primarily due to the effects of state income taxes, partially offset by the favorable effects of foreign income taxes and the domestic production deduction.
Net income in the first quarter of 2013 was $9.3 million, or $0.19 per diluted share, compared to $5.9 million, or $0.12 per diluted share, in the first quarter of 2012.
Consolidated Sales Order Backlog
Consolidated sales order backlog at March 31, 2013 was $180.0 million compared to $199.8 million at December 31, 2012. The decrease in backlog during the first quarter of 2013 reflects softness in demand for certain of our products as well as seasonal ordering patterns in the agriculture market. See further discussion below under Segment Results.

Segment Results
The following table reflects segment sales and operating results for the comparable periods of 2013 and 2012:

Segment Results	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Sales:
FLAG	$165,143	$161,619
FRAG	60,249	57,604
Corporate and Other	7,223	7,086
Total sales	$232,615	$226,309
Contribution to operating income (loss):
FLAG	$24,568	$27,755
FRAG	(1,086)	(3,738)
Corporate and Other	(4,339)	(10,444)
Operating income	$19,143	$13,573
Depreciation and amortization:
FLAG	$6,985	$6,634
FRAG	4,298	4,123
Corporate and Other	543	799
Depreciation and amortization	$11,826	$11,556

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income in the FLAG segment between the comparable periods of 2012 and 2013:

FLAG Segment Results	Three Months Ended March 31,
(Amounts in thousands)	Sales	Contribution
Three months ended March 31, 2012	$161,619	$27,755
Unit sales volume	5,785	2,174
Selling price and channel mix	(1,053)	(1,053)
Product cost and mix	—	(5,536)
Steel cost	—	1,283
SG&A expense	—	378
Decrease in acquisition accounting effects	—	475
Foreign currency translation	(1,208)	(908)
Three months ended March 31, 2013	$165,143	$24,568
Sales in the FLAG segment increased by $3.5 million, or 2.2%, from the first quarter of 2012 to the first quarter of 2013, primarily due to increased unit sales volume. Partially offsetting the higher sales volume was the negative impact from changes in channel mix, reflecting a higher proportion of OEM versus replacement market sales in the current year quarter. The translation of foreign currency-denominated sales transactions also decreased FLAG sales by $1.2 million in the quarter, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen. Sales of forestry products were down 1.1%, while sales of lawn and garden products were up 17.6% in the comparative periods. Sales to OEMs were up 4.7%, while sales to the replacement market were flat in the quarter. FLAG sales increased by 12.0% in North America and by 16.6% in the Asia Pacific region. FLAG sales decreased by 5.5% in Europe and Russia, and by 18.1% in South America, including the foreign currency translation effect of a relatively stronger U.S. Dollar compared with the Brazilian Real. The increase in FLAG sales in North America primarily reflects increased demand for lawn and garden products. The increase in FLAG sales in the Asia Pacific region reflects strong OEM demand. The decrease in FLAG sales in Europe reflects continuing economic weakness and uncertainty in that region. The decrease in FLAG sales in South America reflects softening of demand in that region, but also the comparison against the relatively strong sales we experienced in the first quarter of 2012 in that region as well as the currency effect mentioned above.

Sales order backlog for the FLAG segment at March 31, 2013 was $162.8 million compared to $167.9 million at December 31, 2012. The decrease in backlog reflects some softness in order demand in Europe and South America.
Contribution to operating income from the FLAG segment decreased by $3.2 million, or 11.5%, from the first quarter of 2012 to the first quarter of 2013. Higher unit sales volume, lower average steel costs, lower SG&A expenses, and reduced acquisition accounting effects were more than offset by changes in channel mix, as well as higher product cost and mix. A proportionately higher mix of OEM sales compared with replacement channel sales contributed to the lower contribution to operating income. Lower production volumes in our manufacturing operations also reduced overhead absorption and manufacturing efficiency. FLAG production facilities for the first quarter of 2013 were operated at an average of approximately 85% of capacity, compared to approximately 88% of capacity in the first quarter of 2012. In addition, logistics and shipping costs were $1.2 million higher in the first quarter of 2013 compared to the first quarter of 2012. Also, depreciation expense was $0.5 million higher in the first quarter of 2013 than in the first quarter of 2012, reflecting the capital expenditures made in 2012 to expand our facility in Fuzhou, China as well as other additions to property, plant, and equipment. Acquisition accounting effects decreased, as 2012 included the initial accelerated effects associated with PBL during the first year of ownership by Blount, whereas these effects have decreased during 2013. Movement in foreign currency exchange rates from the first quarter of 2012 to the first quarter of 2013 reduced the FLAG segment contribution to operating income by an estimated $0.9 million, primarily from the impact of the translation of sales transactions denominated in the Brazilian Real and Japanese Yen, as the U.S. Dollar strengthened against these currencies on a year-over-year comparative basis.
Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income (loss) in the FRAG segment between the comparable periods of 2012 and 2013:

FRAG Segment Results	Three Months Ended March 31,
(Amounts in thousands)	Sales	Contribution
2012 reporting periods	$57,604	$(3,738)
Unit sales volume	1,704	422
Selling price and mix	917	917
Product cost and mix	—	994
Steel cost	—	290
SG&A expense	—	(182)
Decrease in acquisition accounting effects	—	212
Foreign currency translation	24	(1)
2013 reporting periods	$60,249	$(1,086)
Sales in the FRAG segment increased by $2.6 million, or 4.6%, from the first quarter of 2012 to the first quarter of 2013, primarily due to higher unit sales volume and increased selling prices in select markets. The higher unit sales volume was driven by increased shipments of FRAG products sold by SpeeCo and PBL, partially offset by lower sales volume at Woods/TISCO. Unit sales volume at SpeeCo during the first three months of 2012 was negatively impacted by difficulty in obtaining certain component parts from suppliers on a timely basis and by the transition from the Golden, Colorado assembly and distribution center to the new Kansas City, Missouri facility. As a result, we were unable to meet all of our customer demand for SpeeCo’s products during the first quarter of 2012, which resulted in lost sales in the prior year. During the first quarter of 2013, SpeeCo did not experience these same difficulties in fulfilling customer orders. The increase in sales of FRAG parts by PBL was driven by increased unit volume in Europe. The reduction in sales unit volume at Woods/TISCO reflects soft market demand in North America.
Sales order backlog for the FRAG segment at March 31, 2013 was $16.6 million compared to $31.5 million at December 31, 2012. The decrease reflects typical seasonal fluctuations in order demand as well as a delayed spring planting season in North America.
The operating loss from the FRAG segment improved from $3.7 million in the first quarter of 2012 to $1.1 million in the first quarter of 2013. Increased unit sales volume, higher average selling prices, lower product cost and mix, lower average steel costs, and reduced acquisition accounting effects all contributed to the improved operating results of the FRAG segment. These positive impacts were partially offset by a slight increase in SG&A costs on a comparative basis. In the first quarter of 2012, the SpeeCo business unit within the FRAG segment experienced production and distribution inefficiencies during the consolidation of our assembly and distribution centers, including $1.9 million in increased freight costs, as further explained below.

Most of SpeeCo’s supply chain begins with unaffiliated factories in China. Under normal circumstances, component parts and resale products are shipped to our U.S. assembly and distribution center via ocean transport, which takes several weeks for delivery. During the first three months of 2012, due to problems with obtaining certain components on a timely basis from certain of these suppliers, we fell behind on deliveries to our customers. In order to minimize service disruption to our customers, we elected to incur higher air and other freight costs to expedite the delivery of products and components from China to our assembly and distribution center in the U.S., where the component parts are assembled and the finished products are shipped to our customers. These higher freight costs were $1.9 million during the first quarter of 2012. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities undertaken in the first quarter of 2012, which are included in the Corporate and Other category.
Corporate and Other. In the first quarter of 2013, sales of concrete cutting and finishing products were up $0.1 million, or 1.9%, compared with the first quarter of 2012. The increase reflects higher unit sales volume in the U.S. and Asia Pacific Region. The net operating loss in the Corporate and Other category decreased by $6.1 million in the quarter. The improvement reflects the $4.9 million of facility closure and restructuring costs incurred in the first quarter of 2012 compared with no such charges incurred in 2013, as well as reduced SG&A expenses of $0.8 million. SG&A expenses were lower primarily due to lower costs attributable to the frozen defined benefit pension plan in the U.S., driven by strong returns on the pension fund assets earned in 2012.

Financial Condition, Liquidity, and Capital Resources
Debt consisted of the following:

Debt	March 31,	December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$216,000	$235,000
Term loans	277,500	281,250
Capital lease obligation of PBL	473	507
Total debt	493,973	516,757
Less current maturities	(15,070)	(15,072)
Long-term debt, net of current maturities	$478,903	$501,685
Weighted average interest rate at end of period	2.70%	2.71%
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2012 and March 31, 2013, the senior credit facilities consisted of a revolving credit facility and a term loan. See also May 2013 Amendment of Senior Credit Facilities below.
The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of March 31, 2013, the Company had the ability to borrow an additional $56.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50%, and matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.
The term loan facility also bears interest at LIBOR plus 2.50% or at the index rate plus 1.50% and also matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants, including as of March 31, 2013:

•
Minimum fixed charge coverage ratio of 1.15, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through June 30, 2013, 3.75 through December 31, 2013, 3.50 through September 30, 2014, 3.25 through March 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of March 31, 2013
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.15	1.26
Maximum leverage ratio	4.00	3.59
In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of March 31, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. Our senior credit facility does not contain any provisions that would require early payment due to any adverse change in our credit rating.
May 2013 Amendment of Senior Credit Facilities. Effective May 3, 2013, the senior credit facilities were amended. The May 2013 amendment modified the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant, as defined above, and certain other terms. The fixed charge coverage ratio was reset to 1.05 through September 30, 2013, 1.10 through December 31, 2013, and 1.15 thereafter. The maximum leverage ratio was reset to 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter. The amendment also changed the borrowing rate to LIBOR plus 3.00%, or at an index rate, as defined in the credit agreement, plus 2.00%, if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50%, or at an index rate, as defined in the credit agreement, plus 2.50%, if the maximum leverage ratio is 4.50 or higher. The Company incurred $1.6 million in fees and transaction costs in connection with this amendment. The definition of Adjusted EBITDA was also amended, among other terms.
Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There has been no change to these credit ratings during the three months ended March 31, 2013. As of March 31, 2013, the credit ratings for the Company were as follows:

Credit Ratings	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Negative
General credit rating	BB-/Stable	Ba3/Negative
Debt and Capital Lease Obligation of PBL. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and $0.6 million in capital lease obligations. As of December 31, 2012, we had repaid all of PBL’s bank debt.
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
Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates, and we entered into interest rate cap and swap agreements in the fourth quarter of 2011 to meet this requirement. The weighted average interest rate on all debt was 2.70% as of March 31, 2013 and 2.71% as of December 31, 2012.
Cash and cash equivalents at March 31, 2013 were $14.0 million compared to $50.3 million at December 31, 2012. As of March 31, 2013, $13.0 million of our cash and cash equivalents was held at our foreign locations. The reduction in cash and cash equivalents as of March 31, 2013 reflects an effort to reduce borrowing and a reduction in cash from operating activities and capital expenditures. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would result in the payment of significant U.S. taxes. It is the intention of management for this cash to remain at our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.
Cash provided by operating activities is summarized as follows:

Cash Flows from Operating Activities	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Net income	$9,340	$5,881
Non-cash items	13,454	11,508
Net income plus non-cash charges	22,794	17,389
Changes in assets and liabilities, net	(28,275)	(18,821)
Net cash used in operating activities	$(5,481)	$(1,432)
Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation; excess tax benefit from stock-based compensation; deferred income taxes; and other non-cash items.
During the first three months of 2013, operating activities used $5.5 million of cash compared to a $1.4 million use of cash in the first quarter of 2012. Net income plus non-cash items totaled $22.8 million in the three months ended March 31, 2013, reflecting increased net income and higher non-cash charges than during the three months ended March 31, 2012. The higher net income reflects the improved operating results in the current year first quarter compared to the prior year. The increase in non-cash items in 2013 is primarily due to increased depreciation expense of $0.6 million from recent additions to property, plant, and equipment and the change in the deferred income tax provision. The net change in working capital components and other assets and liabilities during the 2013 period used $28.3 million in cash.
Accounts receivable increased by $27.9 million during the first three months of 2013, primarily due to the timing of sales recognized in the periods immediately preceding the balance sheet dates. Sales in the month of March 2013 were $24.3 million higher than sales in the month of December 2012. Additionally, in the farm equipment business, it is common industry practice to offer longer payment terms to dealers during late Winter and early Spring in order to encourage them to stock equipment for the peak farm equipment selling season. Woods/TISCO provides a graduated cash discount schedule which encourages early payment, but grants longer payment terms with cash discount levels that decrease over time, as an option for its equipment dealer customers. This long-standing industry practice tends to increase the receivables balance at March 31 compared to other periods of the year, and also contributed to the increase in accounts receivable during the first quarter of 2012.
Inventories were down slightly during the first three months of 2013, but remain above target levels. Higher levels of FLAG inventories are primarily due to lower unit sales volume than planned during 2012, and production and purchasing volumes exceeding shipment volumes. In addition, safety stocks of certain inventory items in Europe were increased in 2012 in an effort to improve customer deliveries and service levels in that region. During the remainder of 2013 we are reducing production volumes for certain products in our FLAG segment in order to bring down our inventory balances. However, we expect FLAG inventory levels to remain elevated in the near-term. Higher levels of FRAG inventories are primarily related to the SpeeCo business unit, and are due to an increase in safety stocks built up during 2012 in anticipation of the transition of assembly and distribution operations from Golden to Kansas City. In addition, actual sales volume in the FRAG segment has been lower than expected, which has contributed to the buildup of inventory in that segment, including a delayed selling season for log splitters due to above average temperatures in portions of the U.S. We expect FRAG inventory levels to remain above target levels for the near term.
Accounts payable and accrued expenses decreased by a net of $0.9 million during the first three months of 2013, reflecting timing of payments to vendors, suppliers, and service providers. Cash payments during the first three months of 2013 also included $8.7 million for income taxes and $3.8 million for interest. The first quarter of 2013 includes $3.2 million of foreign withholding taxes paid on dividends declared among certain of the Company's foreign affiliates.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trust funds which invest the funds. As of December 31, 2012, our total unfunded post-employment benefit obligation was $91.5 million, of which $41.4 million pertained to our defined benefit pension plans. These obligations are reflected as liabilities on our Consolidated Balance Sheets. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. The Company expects to contribute or pay out total cash of approximately $20 million for these various post-employment benefit plans during 2013.

During the first three months of 2012, operating activities used $1.4 million of cash. Net income plus non-cash items totaled $17.4 million. The non-cash items reflected increased depreciation of property, plant, and equipment and amortization expense on intangible assets related to recent acquisitions. The net change in working capital components and other assets and liabilities during the 2012 period used $18.8 million in cash. An increase in accounts receivable of $11.5 million, reflecting higher sales levels in the month of March 2012 compared with the month of December 2011, as well as the seasonal impact in the agriculture market, accounted for the increase. Inventories increased by $6.8 million, reflecting the buildup of components and certain other items in anticipation of the relocation of the SpeeCo assembly operations. Accrued expenses decreased by $8.7 million, reflecting payment of various year-end accrued liabilities. These uses were partially offset by an increase in accounts payable of $7.9 million. Cash payments during the first three months of 2012 also included $4.1 million for interest and $2.7 million for income taxes.
Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Purchases of property, plant, and equipment	$(6,788)	$(10,173)
Proceeds from sales of assets	56	55
Net cash used in investing activities	$(6,732)	$(10,118)
Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. However, during 2012, we significantly expanded our manufacturing facility in Fuzhou, China, which led to an increased level of capital expenditures for capacity expansion. Capital expenditures in the first quarter of 2012 reflected this expansion project. During 2013, we expect to invest between $40 million and $50 million in capital expenditures, including equipment for the expanded plant in Fuzhou, China, compared to $51.9 million for the full year in 2012.
Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Net repayments under revolving credit facility	$(19,000)	$(3,200)
Repayment of term loan principal	(3,750)	(3,750)
Repayment of debt and capital lease obligation of PBL	(18)	(3,892)
Proceeds and tax effects from stock-based compensation	(360)	857
Net cash used in financing activities	$(23,128)	$(9,985)
Cash used in financing activities in the first three months of 2013 consisted primarily of scheduled repayments of principal on our term loans, voluntary repayment of principal outstanding under our revolving credit facility, and net proceeds and tax effects related to stock-based compensation. Cash used in financing activities in the first three months of 2012 consisted of scheduled repayments of principal on our term loans, voluntary repayment of principal outstanding under our revolving credit facility, voluntary repayment of bank debt of PBL, and net proceeds and tax effects related to stock-based compensation.
Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

In the opinion of management, there are currently no recent accounting pronouncements to be adopted that are expected to have a significant effect on our financial reporting. See also Note 1 to the Consolidated Financial Statements included in Item 1.
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
See also Note 14 to the Consolidated Financial Statements included in Item 1 for further discussion of derivative financial instruments. See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K, filed with the SEC on March 8, 2013, for further discussion of market risk.

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

PART II	OTHER INFORMATION

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 6.	EXHIBITS
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
Dated: May 7, 2013