Form 10-Q
period 2013-06-30
BLOUNT INTERNATIONAL INC
filed 2013-10-28
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2013.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2013 there were 49,352,623 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Sales	$220,407	$239,059	$453,022	$465,368
Cost of sales	159,745	170,981	329,255	334,625
Gross profit	60,662	68,078	123,767	130,743
Selling, general, and administrative expenses	41,389	42,580	85,351	87,742
Facility closure and restructuring charges	—	1,667	—	5,598
Operating income	19,273	23,831	38,416	37,403
Interest income	29	29	59	89
Interest expense	(4,605)	(4,285)	(8,952)	(8,748)
Other income (expense), net	(969)	99	(144)	97
Income before income taxes	13,728	19,674	29,379	28,841
Provision for income taxes	4,398	6,573	10,710	9,859
Net income	$9,330	$13,101	$18,669	$18,982

Basic income per share	$0.19	$0.27	$0.38	$0.39
Diluted income per share	$0.19	$0.26	$0.37	$0.38
Weighted average shares used in per share calculations:
Basic	49,430	49,110	49,402	49,071
Diluted	50,057	49,839	50,113	49,841
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Net income	$9,330	$13,101	$18,669	$18,982
Unrealized gains (losses):
Unrealized holding gains (losses)	52	(2,065)	(381)	(1,706)
Losses reclassified to net income	153	74	196	78
Unrealized gains (losses), net	205	(1,991)	(185)	(1,628)
Foreign currency translation adjustment	1,118	(3,788)	(1,773)	(2,378)
Amortization of unrecognized losses on post-retirement benefit plans	1,937	—	4,284	—
Other comprehensive income (loss), before tax	3,260	(5,779)	2,326	(4,006)
Income tax benefit (provision) on other comprehensive items	(728)	738	(811)	603
Other comprehensive income (loss), net of tax	2,532	(5,041)	1,515	(3,403)
Comprehensive income	$11,862	$8,060	$20,184	$15,579
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$26,872	$50,267
Accounts receivable, net	138,015	128,444
Inventories	175,504	174,816
Deferred income taxes	18,556	19,522
Other current assets	17,802	20,273
Total current assets	376,749	393,322
Property, plant, and equipment, net	176,021	177,702
Deferred income taxes	2,030	2,438
Intangible assets	135,925	143,161
Goodwill	165,080	165,175
Other assets	23,346	23,493
Total Assets	$879,151	$905,291

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$14,725	$15,072
Accounts payable	47,349	54,295
Accrued expenses	64,668	71,473
Deferred income taxes	288	292
Total current liabilities	127,030	141,132
Long-term debt, excluding current maturities	472,673	501,685
Deferred income taxes	41,000	40,501
Employee benefit obligations	88,996	93,086
Other liabilities	14,562	17,405
Total liabilities	744,261	793,809
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,326,213 and 49,140,091 outstanding, respectively	493	491
Capital in excess of par value of stock	609,717	606,495
Accumulated deficit	(401,416)	(420,085)
Accumulated other comprehensive loss	(73,904)	(75,419)
Total stockholders’ equity	134,890	111,482
Total Liabilities and Stockholders’ Equity	$879,151	$905,291
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Cash flows from operating activities:
Net income	$18,669	$18,982
Adjustments to reconcile to net cash used in operating activities:
Depreciation	15,540	14,179
Amortization	7,928	8,803
Stock-based compensation expense	2,744	2,581
Excess tax benefit from stock-based compensation	(389)	(903)
Deferred income taxes	445	(324)
Other non-cash items	966	807
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10,656)	(5,655)
(Increase) decrease in inventories	(1,331)	(27,204)
(Increase) decrease in other assets	(857)	(3,956)
Increase (decrease) in accounts payable	(6,518)	12,988
Increase (decrease) in accrued expenses	(7,639)	477
Increase (decrease) in other liabilities	(410)	(355)
Net cash provided by operating activities	18,492	20,420

Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,972)	(26,313)
Proceeds from sale of assets	142	77
Discontinued operations	3,394	—
Net cash used in investing activities	(11,436)	(26,236)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(15,500)	6,800
Repayment of term loan principal	(13,816)	(7,500)
Repayment of debt and capital lease obligation of PBL	(35)	(5,400)
Debt issuance costs	(1,576)	—
Excess tax benefit from stock-based compensation	389	903
Proceeds from stock-based compensation activity	553	723
Taxes paid under stock-based compensation activity	(462)	(84)
Net cash used in financing activities	(30,447)	(4,558)

Effect of exchange rate changes	(4)	(1,152)

Net decrease in cash and cash equivalents	(23,395)	(11,526)
Cash and cash equivalents at beginning of period	50,267	62,118
Cash and cash equivalents at end of period	$26,872	$50,592
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2012	49,140	$491	$606,495	$(420,085)	$(75,419)	$111,482
Net income				18,669		18,669
Foreign currency translation adjustment					(1,773)	(1,773)
Unrealized losses					(91)	(91)
Amortization of unrecognized losses on post-retirement benefit plans					3,379	3,379
Stock options, stock appreciation rights, and restricted stock	186	2	478			480
Stock compensation expense			2,744			2,744
Balance June 30, 2013	49,326	$493	$609,717	$(401,416)	$(73,904)	$134,890
Blount International, Inc. and its subsidiaries hold 382,380 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.
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
The accompanying financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also Item 4 for further discussion.
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
Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $3.3 million and $3.1 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.
Income taxes. The provision for income taxes in the six months ended June 30, 2013 includes a non-cash charge of $0.9 million from the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.
Recently Adopted Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on offsetting assets and liabilities. For derivatives and financial assets and liabilities, the new guidance requires disclosure of gross asset and liability amounts for any amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The new guidance was effective on January 1, 2013 and as of June 30, 2013 there were no offsetting amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement within the scope of this new guidance.
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

Reclassifications. Certain amounts in the prior period financial statements and notes have been reclassified to conform to the current period presentation. Such reclassifications have no effect on the previously reported net income, comprehensive income, net cash provided by operating activities, or total stockholders' equity in the prior period financial statements and notes.

NOTE 2: FACILITY CLOSURE AND RESTRUCTURING COSTS
During 2012, we completed the consolidation into our new, larger North American assembly and distribution center in Kansas City, MO. This consolidation comprised our previous Kansas City, MO and Golden, CO facilities. Direct costs associated with these two actions were $1.7 million and $6.6 million in the three and six months ended June 30, 2012. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden that were not utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the six months ended June 30, 2012. There were no charges related to these activities in the three and six months ended June 30, 2013.
In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon will be consolidated into one location to further improve efficiencies. The Company expects to incur expenses of $9 million to $10 million during the third and fourth quarters of 2013 to consolidate the operations, of which approximately $4 million to $5 million are cash transition costs including severance and moving expenses and approximately $5 million represents non-cash charges for accelerated depreciation on equipment to be idled and a write-down of land and building carrying value. The Company expects to complete these activities by the end of 2013 or first half of 2014.
NOTE 3: INVENTORIES
Inventories consisted of the following:

Inventories	June 30,	December 31,
(Amounts in thousands)	2013	2012
Raw materials and supplies	$22,202	$22,815
Work in progress	19,484	19,388
Finished goods	133,818	132,613
Total inventories	$175,504	$174,816
NOTE 4: INTANGIBLE ASSETS
The following table summarizes intangible assets related to acquisitions:

		June 30, 2013		December 31, 2012
Intangible Assets	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$165,080	$—	$165,175	$—
Trademarks and trade names	Indefinite	61,172	—	61,251	—
Total with indefinite lives		226,252	—	226,426	—
Covenants not to compete	2 - 4	1,112	1,024	1,112	985
Patents	11 - 13	5,320	1,771	5,320	1,554
Manufacturing technology	1	2,536	2,536	2,563	2,563
Customer relationships, including backlog	10 - 19	107,230	36,114	107,333	29,316
Total with finite lives		116,198	41,445	116,328	34,418
Total intangible assets		$342,450	$41,445	$342,754	$34,418

Amortization expense for these intangible assets included in cost of sales in the Consolidated Statements of Income was as follows:

Amortization Expense for Intangible Assets	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Amortization expense for intangible assets	$3,549	$4,224	$7,106	$8,190
Amortization expense for these intangible assets is expected to total $14.2 million in 2013, $12.0 million in 2014, $10.5 million in 2015, $9.1 million in 2016, and $7.5 million in 2017.
NOTE 5: DEBT
Debt consisted of the following:

Debt	June 30,	December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$219,500	$235,000
Term loans	267,434	281,250
Capital lease obligation	464	507
Total debt	487,398	516,757
Less current maturities	(14,725)	(15,072)
Long-term debt, net of current maturities	$472,673	$501,685
Weighted average interest rate at end of period	2.69%	2.71%
In October and November 2011, the Company entered into a series of interest rate swap contracts as required by the senior credit facility agreement. The interest rate swaps fix the interest rate the Company will pay at between 3.30% and 4.20% on $130.0 million of the term loan principal. The interest rate swaps went into effect in June 2013 and mature on varying dates between December 2014 and August 2016. The weighted average interest rate at June 30, 2013, including the effect of the interest rate swaps, would be 3.04%. See Note 14 for further discussion of the interest rate swaps.
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of June 30, 2013 and December 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.
August 2012 Amendment of Senior Credit Facilities. On August 3, 2012, the senior credit facilities were amended to modify the maximum leverage ratio covenant, as defined below. Certain other minor modifications to the credit agreement were also made. The Company incurred $1.2 million in fees and transaction costs in connection with this amendment, of which $42 thousand was expensed in the Consolidated Statement of Income.
May 2013 Amendment of Senior Credit Facilities. On May 3, 2013, the senior credit facilities were amended to modify the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant, as defined below. The amendment also included a mechanism that allows for adjustment to interest rates if the leverage ratio exceeds certain limits and made certain other modifications to the credit agreement. The Company incurred $1.6 million in fees and transactions costs in connection with this amendment, of which $0.1 million was expensed in the Consolidated Statement of Income.
Terms of Senior Credit Facilities as of June 30, 2013. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of June 30, 2013, the Company had the ability to borrow an additional $115.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. The revolving credit facility matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.

The term loan facility bears interest under the same interest rate terms as the revolving credit facility. The term loan facility also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants, including, as of June 30, 2013:

•
Minimum fixed charge coverage ratio, defined as earnings before interest, taxes, depreciation, amortization, and certain adjustments defined in the credit agreement (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.05 through September 30, 2013, 1.10 through December 31, 2013, and 1.15 thereafter.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of June 30, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. During the three months ended June 30, 2013, an additional principal payment was made on the term loan in the amount of $6.3 million under the generation of excess cash flow requirement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.
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

	Three Months Ended June 30,
Post-Employment Benefit Plan Cost	2013	2012	2013	2012
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,300	$1,008	$67	$82
Interest cost	2,681	2,686	361	412
Expected return on plan assets	(3,878)	(3,571)	—	—
Amortization of net actuarial losses	1,800	1,690	137	217
Total net periodic benefit cost	$1,903	$1,813	$565	$711

	Six Months Ended June 30,
Post-Employment Benefit Plan Cost	2013	2012	2013	2012
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$2,618	$2,034	$160	$178
Interest cost	5,380	5,378	786	882
Expected return on plan assets	(7,768)	(7,148)	—	—
Amortization of net actuarial losses	3,792	3,626	492	652
Total net periodic benefit cost	$4,022	$3,890	$1,438	$1,712

NOTE 7: FINANCIAL GUARANTEES AND COMMITMENTS
Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	June 30,	December 31,
(Amounts in thousands)	2013	2012
Product warranty reserves	$1,736	$1,914
Letters of credit outstanding	3,896	5,424
Other financial guarantees	3,896	3,192
Total financial guarantees and commitments	$9,528	$10,530
See also Note 5 regarding guarantees of debt.
NOTE 8: CONTINGENT LIABILITIES
The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. As of June 30, 2013 and December 31, 2012, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.
From time to time the Company is named a defendant in product liability lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of June 30, 2013 and December 31, 2012, the Company has recorded liabilities totaling $6.1 million and $6.4 million, respectively, on the Consolidated Balance Sheets for estimated product liability and environmental remediation costs.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated Other Comprehensive (Loss) Gain	June 30,	December 31,
(Amounts in thousands)	2013	2012
Pension and other post-employment benefits	$(78,604)	$(81,983)
Unrealized losses on derivative instruments	(2,605)	(2,514)
Foreign currency translation	7,305	9,078
Total accumulated other comprehensive loss	$(73,904)	$(75,419)
The following table summarizes the changes in accumulated other comprehensive loss by component, net of income taxes:

	Six Months Ended June 30, 2013
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative instruments	Foreign currency translation	Total
(Amounts in thousands)
Accumulated other comprehensive (loss) gain at beginning of period	$(81,983)	$(2,514)	$9,078	$(75,419)
Other comprehensive (loss) gain before reclassifications	550	(213)	(1,773)	(1,436)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	2,829	122	—	2,951
Net current period other comprehensive (loss) gain	3,379	(91)	(1,773)	1,515
Accumulated other comprehensive (loss) gain at end of period	$(78,604)	$(2,605)	$7,305	$(73,904)
The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012:

Reclassifications From Accumulated Other Comprehensive Loss to Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated
(Amounts in thousands)	2013	2012	2013	2012	Statements of Income
Unrealized losses on derivative instruments
Foreign currency hedge losses	$(153)	$(74)	$(196)	$(78)	Cost of sales
Income tax benefit	58	27	74	29	Provision for income taxes
Unrealized losses on derivative instruments, net	$(95)	$(47)	$(122)	$(49)
Pension and other post-employment benefits amortization
Amortization of net actuarial losses	$(1,937)	$—	$(4,284)	$—	Cost of sales and Selling, general, and administrative expenses
Income tax benefit	651	—	1,455	—	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(1,286)	$—	$(2,829)	$—
Total reclassifications for the period, net	$(1,381)	$(47)	$(2,951)	$(49)
See Note 6 for discussion of pension and other post-employment benefits and Note 14 for discussion of derivative instruments.

NOTE 10: EARNINGS PER SHARE DATA
Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2013	2012	2013	2012
Actual weighted average common shares outstanding	49,430	49,110	49,402	49,071
Dilutive effect of common stock equivalents	627	729	711	770
Diluted weighted average common shares outstanding	50,057	49,839	50,113	49,841
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out–of–the–money	2,556	1,895	2,288	1,663
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	354	202	354	202
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	—	—	—	—
Diluted earnings per share	—	—	—	—

NOTE 11: STOCK-BASED COMPENSATION
The Company made the following stock-based compensation awards:

Stock-Based Compensation	Six Months Ended June 30,
(Amounts in thousands)	2013	2012
SARs granted (number of shares)	713	577
RSUs granted (number of shares)	135	117
Aggregate fair value at time of grant; SARs	$4,681	$4,574
Aggregate fair value at time of grant; RSUs	$1,865	$1,957
The SARs and RSUs granted in 2013 and 2012 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.
The following assumptions were used to estimate the fair value of SARs in the six months ended June 30, 2013 and 2012:

Assumptions Used	2013	2012
Estimated average life	6 years	6 years
Risk-free interest rate	1.1%	0.96% - 1.2%
Expected volatility	49.4% - 49.6%	49.6%
Weighted average volatility	49.6%	49.6%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$13.83	$16.68
Weighted average grant date fair value	$6.56	$7.93
As of June 30, 2013, the total unrecognized stock-based compensation expense related to previously granted awards was $10.4 million. The weighted average period over which this expense is expected to be recognized is 26 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

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
The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden (“FLAG”) segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases replacement parts, accessories, and outdoor power tools from other manufacturers and markets them, primarily under our brands, to our forestry, lawn, and garden customers through our global sales and distribution network.
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
The Company also operates a concrete cutting and finishing equipment business that represented 3.1% of consolidated sales for the six months ended June 30, 2013, and is reported within the Corporate and Other category. This business manufactures and markets concrete cutting and utility pipe cutting products for the construction, utility, and fire and rescue markets.
The Corporate and Other category also includes the costs of providing certain centralized administrative functions, which primarily include accounting, our continuous improvement program, credit management, finance, human resources, information systems, insurance, legal, our mergers and acquisitions program, treasury, and executive management. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include facility closure and restructuring costs recognized in 2012 within the Corporate and Other category as we do not consider such events to be ongoing aspects of the business segments’ activities. The accounting policies of the segments are the same as those of the Company, as described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The following table presents selected financial information by segment:

Segment Information	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Sales:
FLAG	$150,758	$166,280	$315,901	$327,899
FRAG	62,696	66,342	122,944	123,946
Corporate and Other	6,953	6,437	14,177	13,523
Total sales	$220,407	$239,059	$453,022	$465,368
Contribution to operating income (loss):
FLAG	$20,685	$29,295	$45,253	$57,051
FRAG	2,011	(941)	924	(4,680)
Corporate and Other	(3,423)	(4,523)	(7,761)	(14,968)
Operating income	$19,273	$23,831	$38,416	$37,403
Depreciation and amortization:
FLAG	$6,708	$6,807	$13,692	$13,440
FRAG	4,305	4,213	8,603	8,338
Corporate and Other	630	405	1,173	1,204
Depreciation and amortization	$11,643	$11,425	$23,468	$22,982

The following table shows the change in goodwill for the six months ended June 30, 2013:

Change in Goodwill	FLAG	FRAG	Corporate and Other	Total
(Amounts in thousands)
December 31, 2012	$66,297	$98,865	$13	$165,175
Effect of changes in foreign currency translation rates	(77)	(18)	—	(95)
June 30, 2013	$66,220	$98,847	$13	$165,080

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Interest paid	$7,913	$8,109
Income taxes paid, net	17,262	10,357
Cash taxes paid in the six months ended June 30, 2013 includes $3.6 million of foreign withholding taxes paid on dividends declared among certain of the Company's foreign affiliates. During the six months ended June 30, 2013, we collected $3.4 million held in escrow from the sale of our Forestry Division in 2007.
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
The estimated fair values of the senior credit facility loans as of June 30, 2013 and December 31, 2012 are presented below:

Fair Value of Debt	June 30, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$486,934	$477,195	$516,250	$513,669
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
The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $1.1 million as of June 30, 2013 and $28 thousand as of December 31, 2012. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 9 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.
Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through June 30, 2013, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $43.7 million at June 30, 2013 and $45.5 million at December 31, 2012.
Derivative Financial Instruments and Interest Rates. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. In October 2011, we entered into an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% through May 2013. This interest rate cap matured on June 1, 2013. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through June 30, 2013, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness.
Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Liabilities Measured at Fair Value
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3
June 30, 2013
Interest rate hedge agreements	$(3,103)	$—	$(3,103)	$—
Foreign currency hedge agreements	(1,075)	—	(1,075)	—

December 31, 2012
Interest rate hedge agreements	$(3,960)	$—	$(3,960)	$—
Foreign currency hedge agreements	(28)	—	(28)	—
The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The counterparties to the above mentioned derivative instruments are major financial institutions. In accordance with Accounting Standards Codification Section 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of June 30, 2013 and December 31, 2012 is considered minimal.
The carrying values of these derivative instruments as of June 30, 2013 and December 31, 2012 are included in accrued expenses on the Consolidated Balance Sheets and as of June 30, 2013 are reported on a gross basis as they are all in a liability position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

We operate in two primary business segments: the FLAG segment and the FRAG segment. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases replacement parts, accessories, and outdoor power tools from other manufacturers and markets them, primarily under our brands, to our forestry, lawn, and garden customers through our global sales and distribution network.
The Company's FRAG segment designs, manufactures, assembles and markets attachments and implements for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade parts.  The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our farm, ranch, and agriculture customers through our sales and distribution network.
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
Consolidated Operating Results Current Quarter

	Three Months Ended June 30,
(Amounts in millions)	2013	2012	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$220.4	$239.1	$(18.7)
				(16.9)	Unit sales volume
				(0.4)	Selling price and mix
				(1.4)	Foreign currency translation
Gross profit	60.7	68.1	(7.4)
Gross margin	27.5%	28.5%
				(5.5)	Unit sales volume
				(0.4)	Selling price and mix
				1.8	Steel costs
				(3.4)	Other product costs and mix
				0.6	Acquisition accounting effects
				(0.5)	Foreign currency translation
Selling, general, and administrative expenses ("SG&A")	41.4	42.6	(1.2)
As a percent of sales	18.8%	17.8%
				(1.4)	Advertising
				(0.2)	Foreign currency translation
				0.4	Other, net
Facility closure and restructuring charges	—	1.7	(1.7)

Operating income	19.3	23.8	(4.6)
Operating margin	8.7%	10.0%
				(7.4)	Decrease in gross profit
				1.2	Decrease in SG&A
				1.7	Facility closure and restructuring charges
Net income	$9.3	$13.1	$(3.8)
				(4.6)	Decrease in operating income
				(0.3)	Increase in net interest expense
				(1.1)	Change in other income (expense)
				2.2	Decrease in income tax provision
Sales in the three months ended June 30, 2013 decreased by $18.7 million, or 7.8%, from the same period in 2012, due to lower unit sales volume, a slightly unfavorable net change in average selling prices and mix, and the unfavorable effects of movements in foreign currency translation rates. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $1.4 million in the current quarter compared to the second quarter of 2012, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen. International sales decreased by $9.3 million (7.1%), including the currency effects described above, while domestic sales decreased by $9.4 million (8.7%). FLAG segment sales decreased $15.5 million, or 9.3%, FRAG segment sales decreased $3.6 million, or 5.5%, and sales of concrete cutting and finishing products were up $0.5 million, or 8.0%. See further discussion below under Segment Results.
Gross profit decreased by $7.4 million, or 10.9%, from the second quarter of 2012 to the second quarter of 2013. Lower unit sales volume decreased gross profit by $5.5 million. A slightly unfavorable net change in average selling prices and mix of $0.4 million, and increased other product costs and mix of $3.4 million also contributed to the decrease. The increase in other product costs and mix during the three months ended June 30, 2013 was driven by an unfavorable shift in channel/product mix between the two quarters, and production efficiency and absorption of manufacturing overhead due to lower production volumes. Partially offsetting these decreases to gross profit were lower average steel costs of $1.8 million and lower acquisition accounting effects of $0.6 million. Acquisition accounting effects represent non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects are typically recognized in an accelerated manner and decrease over time. We expect our total acquisition accounting effects to be approximately $14.9 million for the full year of 2013 compared with $16.0 million for the full year of 2012. See further discussion of the change in gross profit below under Segment Results.
Fluctuations in currency exchange rates also reduced our gross profit in the second quarter of 2013 compared to the second quarter of 2012 by an estimated $0.5 million, primarily due to the unfavorable effect on reported sales. Gross margin in the second quarter of 2013 was 27.5% of sales compared to 28.5% in the second quarter of 2012. The reduction in gross margin in the second quarter of 2013 occurred primarily in the FLAG segment and was driven by the changes in channel/product mix, and the effects of reduced production volumes described above. FRAG segment gross margins improved in the current quarter compared to the second quarter of 2012. Our strategies to improve gross margins are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to our manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs. Additionally, the acquisition accounting effects will gradually diminish resulting in gross margin improvement of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins in the future.
SG&A decreased by $1.2 million, or 2.8%, from the second quarter of 2012 to the second quarter of 2013, reflecting cost containment efforts implemented in 2012 and continued into 2013. As a percentage of sales, SG&A increased from 17.8% in the second quarter of 2012 to 18.8% in the second quarter of 2013. Advertising expense decreased by $1.4 million from the second quarter of 2012 to the second quarter of 2013. Movement in foreign currency exchange rates reduced SG&A by $0.2 million.
During 2012, we completed the consolidation into our new, larger North American assembly and distribution center in Kansas City, MO. This consolidation comprised our previous Kansas City, MO and Golden, CO facilities. Direct costs associated with these two actions were $1.7 million in the three months ended June 30, 2012. These costs consisted of temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. There were no charges related to these activities in the three months ended June 30, 2013.
In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon will be consolidated into one location to further improve efficiencies. The Company expects to incur expenses of $9 million to $10 million during the third and fourth quarters of 2013 to consolidate the operations, of which approximately $4 million to $5 million are cash transition costs including severance and moving expenses and approximately $5 million represents non-cash charges for accelerated depreciation on equipment to be idled and a write-down of land and building carrying value. The Company expects to complete these activities by the end of 2013 or first half of 2014.
Operating income decreased by $4.6 million from the second quarter of 2012 to the second quarter of 2013, resulting in an operating margin of 8.7% of sales in the current year second quarter compared to 10.0% of sales in the prior year second quarter. The decrease in operating income was due to decreased gross profit, partially offset by reduced SG&A expenses, and facility closure and restructuring charges recognized in the three months ended June 30, 2012, but not repeated in the three months ended June 30, 2013.
Interest expense, net of interest income, was $4.6 million in the second quarter of 2013 compared to $4.3 million in the second quarter of 2012. Other income (expense), net was expense of $1.0 million in the second quarter of 2013, primarily reflecting unfavorable effects of foreign currency exchange rate movements on non-operating assets.

Consolidated Operating Results Year-to-Date

	Six Months Ended June 30,
(Amounts in millions)	2013	2012	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$453.0	$465.4	$(12.3)
				(8.9)	Unit sales volume
				(0.9)	Selling price and mix
				(2.5)	Foreign currency translation
Gross profit	123.8	130.7	(7.0)
Gross margin	27.3%	28.1%
				(2.8)	Unit sales volume
				(0.9)	Selling price and mix
				3.3	Steel costs
				(7.3)	Other product costs and mix
				1.3	Acquisition accounting effects
				1.0	Facility closure costs
				(1.5)	Foreign currency translation
SG&A	85.4	87.7	(2.4)
As a percent of sales	18.8%	18.9%
				(1.6)	Advertising
				(0.4)	Foreign currency translation
				(0.4)	Other, net
Facility closure and restructuring charges	—	5.6	(5.6)

Operating income	38.4	37.4	1.0
Operating margin	8.5%	8.0%
				(8.0)	Decrease in gross profit, excluding facility closure costs
				2.4	Decrease in SG&A
				6.6	Facility closure and restructuring charges, including amount in cost of sales
Net income	$18.7	$19.0	$(0.3)
				1.0	Increase in operating income
				(0.2)	Increase in net interest expense
				(0.2)	Change in other income (expense)
				(0.9)	Increase in income tax provision
Sales in the six months ended June 30, 2013 decreased by $12.3 million, or 2.7%, from the same period in 2012, due to lower unit sales volume, an unfavorable net change in average selling prices and mix, and the unfavorable effects of movements in foreign currency translation rates. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $2.5 million in the first six months of 2013 compared to the first six months of 2012, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen. International sales decreased by $9.2 million (3.5%), including the currency effects described above, while domestic sales decreased by $3.2 million, (1.6%). FLAG segment sales decreased $12.0 million, or 3.7%, FRAG segment sales decreased $1.0 million, or 0.8%, and sales of concrete cutting and finishing products were up $0.7 million, or 4.8%. See further discussion below under Segment Results.
Gross profit decreased by $7.0 million, or 5.3%, from the first six months of 2012 compared to the first six months of 2013. Lower unit sales volume decreased gross profit by $2.8 million. Gross profit was also affected by an unfavorable net change in average selling prices and mix of $0.9 million, and increased other product costs and mix of $7.3 million. Due to lower production volumes, our production efficiency and absorption of manufacturing overhead were unfavorable in the first half of 2013 compared with the first half of 2012, particularly in our FLAG segment. The increase in other product costs and mix during the six months ended June 30, 2013 was also driven by an unfavorable shift in channel/product mix. Partially offsetting these gross profit decreases were lower average steel costs, which added an estimated $3.3 million to gross profit, and lower acquisition accounting effects of $1.3 million. See further discussion of the change in gross profit below and under Segment Results.
Fluctuations in currency exchange rates also reduced our gross profit in the first half of 2013 compared to the first half of 2012 by an estimated $1.5 million, primarily due to the unfavorable effect on reported sales. Gross margin in the first six months of 2013 was 27.3% of sales compared to 28.1% in the first six months of 2012. The reduction in gross margin in the first six months of 2013 occurred primarily in the FLAG segment and was driven by changes in channel/product mix, and reduced production volumes described above. FRAG segment gross margins improved compared to the first six months of 2012.
SG&A decreased by $2.4 million, or 2.7%, from the first six months of 2012 to the first six months of 2013, reflecting cost containment efforts implemented in 2012 and continued into 2013. Advertising expenses were reduced by $1.6 million. Movement in foreign currency exchange rates reduced SG&A by $0.4 million.
During 2012, we completed the consolidation of certain operations in the U.S. Direct costs associated with these two actions were $6.6 million in the six months ended June 30, 2012. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden that were not utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the six months ended June 30, 2012. There were no charges related to these activities in the six months ended June 30, 2013.
Operating income increased by $1.0 million from the first six months of 2012 to the first six months of 2013, resulting in an operating margin of 8.5% of sales in the first six months of 2013 compared to 8.0% of sales in the first six months of 2012. The increase in operating income was mainly due to facility closure and restructuring charges recognized in the six months ended June 30, 2012 but not repeated in the six months ended June 30, 2013. Reduced SG&A spending also contributed to the increase in operating income. These increases were partially offset by a decrease in gross profit, driven by higher other product costs and mix, and lower unit sales volumes.
Interest expense, net of interest income, was $8.9 million in the first six months of 2013 compared to $8.7 million in the first six months of 2012.
Income Tax Provision
The following table summarizes our income tax provisions in 2013 and 2012:

Effective Tax Rate	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Income before income taxes	$13,728	$19,674	$29,379	$28,841
Provision for income taxes	4,398	6,573	10,710	9,859
Effective tax rate	32.0%	33.4%	36.5%	34.2%

The effective tax rate for the second quarter of 2013 was lower than the federal statutory rate of 35% primarily due to the favorable effects of foreign income taxes and the domestic production deduction, partially offset by state income taxes and foreign withholding taxes on dividends.  The provision for income taxes in the six months ended June 30, 2013 was higher than the federal statutory rate primarily due to state income taxes and foreign withholding taxes on dividends, partially offset by the favorable effects of foreign income taxes and the domestic production deduction. The provision for income taxes in the six months ended June 30, 2013 includes a non-cash charge of $0.9 million, representing the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.  The impact of foreign income taxes reduces our effective tax rate because our foreign operations are generally subject to lower statutory tax rates compared with our U.S. operations.

The effective tax rate for the second quarter and year-to-date 2012 was lower than the federal statutory rate of 35% primarily due to the favorable effects of foreign income taxes and the domestic production deduction, partially offset by the effects of state income taxes.

Net income in the second quarter of 2013 was $9.3 million, or $0.19 per diluted share, compared to $13.1 million, or $0.26 per diluted share, in the second quarter of 2012. Net income for the first six months of 2013 was $18.7 million, or $0.37 per diluted share, compared to $19.0 million, or $0.38 per diluted share, for the first six months of 2012.
Consolidated Sales Order Backlog
Consolidated sales order backlog at June 30, 2013 was $173.0 million compared to $180.0 at March 31, 2013, and $199.8 million at December 31, 2012. The decrease in backlog reflects reduced demand for certain of our products due to soft market conditions, as well as typical seasonal ordering patterns by customers of Woods/TISCO. See further discussion below under Segment Results.
Segment Results
The following table reflects segment sales and operating results for the comparable periods of 2013 and 2012:

Segment Information	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Sales:
FLAG	$150,758	$166,280	$315,901	$327,899
FRAG	62,696	66,342	122,944	123,946
Corporate and Other	6,953	6,437	14,177	13,523
Total sales	$220,407	$239,059	$453,022	$465,368
Contribution to operating income (loss):
FLAG	$20,685	$29,295	$45,253	$57,051
FRAG	2,011	(941)	924	(4,680)
Corporate and Other	(3,423)	(4,523)	(7,761)	(14,968)
Operating income	$19,273	$23,831	$38,416	$37,403
Depreciation and amortization:
FLAG	$6,708	$6,807	$13,692	$13,440
FRAG	4,305	4,213	8,603	8,338
Corporate and Other	630	405	1,173	1,204
Depreciation and amortization	$11,643	$11,425	$23,468	$22,982
Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income in the FLAG segment between the comparable periods of 2012 and 2013:

FLAG Segment Results	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2012 reporting periods	$166,280	$29,295	$327,899	$57,051
Unit sales volume	(13,410)	(4,448)	(7,107)	(2,333)
Selling price and mix	(773)	(773)	(2,344)	(2,344)
Steel cost	—	1,479	—	2,731
Other product costs and mix	—	(6,528)	—	(11,468)
SG&A expense	—	1,361	—	1,739
Decrease in acquisition accounting effects	—	527	—	1,001
Foreign currency translation	(1,339)	(228)	(2,547)	(1,124)
2013 reporting periods	$150,758	$20,685	$315,901	$45,253
Sales in the FLAG segment decreased by $15.5 million, or 9.3%, from the second quarter of 2012 to the second quarter of 2013, and decreased by $12.0 million, or 3.7% on a year-to-date basis, primarily due to decreased unit sales volume. Changes in average selling prices and mix also decreased sales revenue by $0.8 million in the quarter, or $2.3 million on a year-to-date basis. In addition, the translation of foreign currency-denominated sales transactions decreased FLAG sales by $1.3 million in the quarter and by $2.5 million on a year-to-date basis, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen.
Sales of forestry products were down 9.5% in the quarter and 5.3% on a year-to-date basis. Sales of lawn and garden products were down 8.7% in the quarter and up 3.5 % on a year-to-date basis. Sales to OEMs were up 2.0% and sales to the replacement market were down 12.9% in the quarter. On a year-to-date basis, sales to OEMs were up 3.4% while sales to the replacement market decreased by 6.7%. FLAG sales decreased in North America by 13.6% in the quarter and by 2.0% on a year-to-date basis. FLAG sales decreased by 4.1% in Europe and Russia in the quarter and by 4.9% on a year-to-date basis. The decrease in FLAG sales in North America and Europe reflect a delayed start of spring in those regions impacting sales of lawn and garden products, as well as continued economic uncertainty in Europe. FLAG sales decreased by 6.7% in South America in the quarter and by 12.2% on a year-to-date basis, including the foreign currency translation effect of a relatively stronger U.S. Dollar compared with the Brazilian Real. Sales in the Asia Pacific region decreased by 12.5% in the quarter and by 0.1% on a year-to-date basis. The second quarter decrease in sales in the Asia Pacific region reflected softening demand and excess inventory in the sales channels in that region.
Sales order backlog for the FLAG segment at June 30, 2013 was $156.3 million compared to $162.8 million at March 31, 2013, and $167.9 million at December 31, 2012. The decrease in backlog in the FLAG segment reflects a reduction in backorders as FLAG distribution operations have improved on-time delivery performance.
The contribution to operating income from the FLAG segment decreased by $8.6 million, or 29.4%, from the second quarter of 2012 to the second quarter of 2013. Contribution to operating income from the FLAG segment decreased by $11.8 million, or 20.7%, on a year-to-date basis. Lower unit sales volume, unfavorable changes in selling price and mix, higher other product costs and mix, and unfavorable effects of movements in foreign currency translation rates all negatively affected FLAG operating results. These factors were partially offset by lower average steel costs, reduced SG&A expenses, and reduced acquisition accounting effects in both the three and six month periods. FLAG other product costs was higher mainly due to lower production volumes, which resulted in lower production efficiency and absorption of manufacturing overhead costs. FLAG production facilities for the second quarter of 2013 were operated at an average of approximately 76% of capacity, compared to approximately 91% of capacity in the second quarter of 2012. On a year-to-date basis, FLAG capacity utilization was approximately 80% compared to approximately 89% for the first six months of 2012. Freight and shipping costs were $0.9 million higher in the second quarter of 2013 compared to the second quarter of 2012, and $2.2 million higher on a year-to-date basis. In addition, depreciation expense was $0.5 million higher in the second quarter of 2013 than in the second quarter of 2012, and $1.3 million higher on a year-to-date basis. The higher depreciation expense reflects the capital expenditures made in 2012 to expand our facility in Fuzhou, China as well as other additions to property, plant, and equipment. Acquisition accounting effects decreased, as 2012 included the initial accelerated effects associated with PBL during the first year of ownership by Blount, whereas these effects have decreased during 2013. The reduction in SG&A expenses was primarily driven by reduced spending in advertising. Movement in foreign currency exchange rates reduced the FLAG segment contribution to operating income by an estimated $0.2 million in the second quarter of 2013 compared to the second quarter of 2012, and by an estimated $1.1 million on a year-to-date basis.
Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income (loss) in the FRAG segment between the comparable periods of 2012 and 2013:

FRAG Segment Results	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2012 reporting periods	$66,342	$(941)	$123,946	$(4,680)
Unit sales volume	(4,062)	(1,443)	(2,502)	(955)
Selling price and mix	462	462	1,526	1,526
Steel cost	—	284	—	559
Other product costs and mix	—	3,177	—	3,981
SG&A expense	—	375	—	198
Decrease in acquisition accounting effects	—	85	—	296
Foreign currency translation	(46)	12	(26)	(1)
2013 reporting periods	$62,696	$2,011	$122,944	$924

Sales in the FRAG segment decreased by $3.6 million, or 5.5%, from the second quarter of 2012 to the second quarter of 2013, and by $1.0 million or 0.8% on a year-to-date basis. Reduced sales unit volume drove the sales decreases in each period, reflecting soft market demand in North America due to a delayed spring growing season experienced in much of the U.S. Partially offsetting the unit sales volume decreases were positive effects of improved average pricing and mix.
Sales order backlog for the FRAG segment at June 30, 2013 was $16.3 million compared to $16.6 million at March 31, 2013, and $31.5 million at December 31, 2012. Backlog has decreased due to improved throughput of SpeeCo products in the Company's Kansas City, Missouri distribution and assembly center and typical seasonal ordering patterns of our FRAG customers.
The contribution to operating income from the FRAG segment improved from a loss of $0.9 million in the second quarter of 2012 to income of $2.0 million in the second quarter of 2013. Contribution to operating income from the FRAG segment improved by $5.6 million on a year-to-date basis. Lower unit sales volume was more than offset by higher average selling prices, lower other product costs and mix, and lower average steel costs. Reduced SG&A expense from cost containment efforts and reduced acquisition accounting effects due to the accelerated nature of such effects also increased profitability in the 2013 periods. The lower other product costs and mix is mainly driven by reductions in incremental freight and shipping costs of $2.2 million in the quarter and $4.1 million on a year-to-date basis incurred in 2012 and not repeated in 2013. See further discussion below. Additionally, improved other product costs and mix reflects increased re-work and warranty costs incurred in 2012 on certain SpeeCo products, estimated at $2.6 million in the second quarter and $2.8 million on a year-to-date basis in 2012. These costs were not repeated in the first half of 2013. Also, in the first half of 2012, the SpeeCo business unit experienced production and distribution inefficiencies during the move and consolidation of its assembly and distribution centers. These improvements in other product costs and mix were partially offset by lower production volumes at the Woods manufacturing facility, which resulted in lower production efficiency and absorption of manufacturing overhead costs. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities undertaken in the first half of 2012, which are included in the Corporate and Other category.
Most of SpeeCo’s supply chain begins with unaffiliated factories and brokers in China. Under normal circumstances, component parts and resale products are shipped to our U.S. assembly and distribution center via ocean transport, which takes several weeks for delivery. During the first half of 2012, due to problems with obtaining certain components on a timely basis from certain of these suppliers, we fell behind on deliveries to our customers. In order to minimize service disruption to our customers, we elected to incur higher air and other freight costs to expedite the delivery of products and components from China to our assembly and distribution center in the U.S., where the component parts are assembled and the finished products are shipped to our customers. These issues with SpeeCo's supply chain have not repeated in the first half of 2013.
Corporate and Other. In the second quarter of 2013, sales of concrete cutting and finishing products were up $0.5 million, or 8.0%, compared with the second quarter of 2012. On a year-to-date basis, sales of concrete cutting and finishing products were up $0.7 million or 4.8%. The increases reflect higher unit sales volume in both periods in the U.S. and Asia Pacific Region, driven by increased sales of PowerGrit® ductile iron saw chain and related chain saws. The net operating loss in the Corporate and Other category decreased by $1.1 million in the quarter and by $7.2 million on a year-to-date basis. The improvement for the quarter reflects the $1.7 million of facility closure and restructuring costs incurred in the second quarter of 2012 compared with no such charges incurred in 2013, and the $0.4 million effect of higher unit sales volume, partially offset by higher SG&A expenses of $0.8 million. The improvement on a year-to-date basis reflects $6.6 million of facility closure and restructuring costs incurred in the first half of 2012 compared with no such charges incurred in 2013 and the $0.5 million effects of higher unit sales volume.

Financial Condition, Liquidity, and Capital Resources
Debt consisted of the following:

Debt	June 30,	December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$219,500	$235,000
Term loans	267,434	281,250
Capital lease obligation	464	507
Total debt	487,398	516,757
Less current maturities	(14,725)	(15,072)
Long-term debt, net of current maturities	$472,673	$501,685
Weighted average interest rate at end of period	2.69%	2.71%
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of June 30, 2013 and December 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.
The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of June 30, 2013, the Company had the ability to borrow an additional $115.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. The revolving credit facility matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.
The term loan facility bears interest under the same interest rate terms as the revolving credit facility. The term loan facility also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants, including, as of June 30, 2013:

•
Minimum fixed charge coverage ratio, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.05 through September 30, 2013, 1.10 through December 31, 2013, and 1.15 thereafter.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of June 30, 2013
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.05	1.27
Maximum leverage ratio	4.60	3.72
In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of June 30, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. During the three months ended June 30, 2013, an additional principal payment was made on the term loan in the amount of $6.3 million under the generation of excess cash flow requirement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.
Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There has been no change to these credit ratings during the six months ended June 30, 2013. As of June 30, 2013, the credit ratings for the Company were as follows:

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
We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, and obligations under our post-employment benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.
Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates, and we entered into interest rate cap and swap agreements in the fourth quarter of 2011 to meet this requirement. The interest rate cap agreement matured June 1, 2013 and the interest rate swaps went into effect in June 2013. The weighted average interest rate on all debt was 2.69% as of June 30, 2013 and 2.71% as of December 31, 2012. The weighted average interest rate at June 30, 2013, including the effect of the interest rate swaps, would be 3.04%.
Cash and cash equivalents at June 30, 2013 were $26.9 million, compared to $50.3 million at December 31, 2012. As of June 30, 2013, $22.7 million of our cash and cash equivalents was held in accounts at our foreign locations. The reduction in cash and cash equivalents as of June 30, 2013 reflects an effort to reduce borrowing, fund capital expenditures, and a reduction in cash from working capital. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would result in the payment of significant U.S. taxes. It is the intention of management for this cash to remain at our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.

Cash provided by operating activities is summarized as follows:

Cash Flows from Operating Activities	Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Net income	$18,669	$18,982
Non-cash items	27,234	25,143
Net income plus non-cash charges	45,903	44,125
Changes in assets and liabilities, net	(27,411)	(23,705)
Net cash provided by operating activities	$18,492	$20,420
Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation expense; excess tax benefit from stock-based compensation; deferred income taxes; and other non-cash items.
During the first six months of 2013, operating activities provided $18.5 million of cash compared to $20.4 million in the first six months of 2012. Net income plus non-cash items totaled $45.9 million in the six months ended June 30, 2013. Non-cash items in 2013 reflect increased depreciation expense of $1.4 million from recent additions to property, plant, and equipment, a $0.7 million increase in stock-based compensation activity, and a reduction in amortization expense of $0.9 million primarily due to the accelerated nature of acquisition accounting. The net change in working capital components and other assets and liabilities during the 2013 period used $27.4 million in cash.
Accounts receivable increased by $10.7 million during the first six months of 2013, primarily due to the timing of sales recognized in the periods immediately preceding the balance sheet dates. Sales in the month of June 2013 were $8.4 million higher than sales in the month of December 2012. Additionally, in the farm equipment business, it is common industry practice to offer longer payment terms to dealers during late Winter and early Spring in order to encourage them to stock equipment for the peak farm equipment selling season. Woods/TISCO provides a graduated cash discount schedule which encourages early payment, but grants longer payment terms with cash discount levels that decrease over time, as an option for its equipment dealer customers. This long-standing industry practice tends to increase the receivables balance at June 30 compared to year end.
Inventories were up slightly during the first six months of 2013, and remain above target levels. FLAG inventories increased by $3.2 million in the first half of 2013, primarily due to lower unit sales volume than planned, resulting in production and purchasing volumes exceeding shipment volumes. During the remainder of 2013 we are reducing production volumes for certain products in our FLAG segment in order to bring down our inventory balances. However, we expect FLAG inventory levels to remain elevated in the near-term. FRAG inventories decreased by $2.6 million in the first half of 2013, primarily in the SpeeCo business unit, due to efforts to reduce safety stocks built up during 2012 in anticipation of the transition of assembly and distribution operations from Golden to Kansas City. During the remainder of 2013, we are reducing production and purchasing volumes for certain products in the FRAG segment in order to bring down our inventory balances. However, we expect FRAG inventory levels to also remain above target levels for the near term.
Accounts payable and accrued expenses decreased by $14.2 million during the first six months of 2013, reflecting timing of payments to vendors, suppliers, and service providers. Cash payments during the first six months of 2013 also included $17.3 million for income taxes and $7.9 million for interest. Cash paid for income taxes during the first six months of 2013 included $3.6 million of foreign withholding taxes paid on dividends declared among certain of the Company's foreign affiliates.
Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trust funds which invest the funds. As of December 31, 2012, our total unfunded post-employment benefit obligation was $91.5 million, of which $41.4 million pertained to our defined benefit pension plans. As of June 30, 2013, our total unfunded post-employment benefit obligation was $87.4 million, of which $37.6 million pertained to our defined benefit pension plans. These obligations are reflected as liabilities on our Consolidated Balance Sheets. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. The Company expects to contribute or pay out total cash of between $20 million and $21 million during 2013 for these various post-employment benefit plans.

During the first six months of 2012, operating activities provided $20.4 million of cash. Net income plus non-cash items totaled $44.1 million. The non-cash items reflected increased depreciation of property, plant, and equipment and amortization expense on intangible assets related to recent acquisitions. The net change in working capital components and other assets and liabilities during the 2012 period used $23.7 million in cash. An increase in accounts receivable of $5.7 million, reflecting slightly higher sales levels in the month of June 2012 compared with the month of December 2011, as well as the seasonal impact in the agriculture market, accounted for the increase. Inventories increased by $27.2 million, primarily due to the buildup of safety stocks for SpeeCo in anticipation of the transition of assembly and distribution operations from Golden to Kansas City. Also contributing to the increase in inventory were lower unit sales volume than planned during the first half of 2012, and production and purchasing volumes exceeding shipment volumes. In addition, safety stocks of certain inventory items in Europe were increased in the first half of 2012 in an effort to improve customer deliveries and service levels in that region. These uses were partially offset by an increase in net accounts payable and accrued expenses of $13.5 million. Cash payments during the first six months of 2012 also included $8.1 million for interest and $10.4 million for income taxes.
Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Purchases of property, plant, and equipment	$(14,972)	$(26,313)
Proceeds from sales of assets	142	77
Discontinued operations	3,394	—
Net cash used in investing activities	$(11,436)	$(26,236)
Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. However, during 2012, we significantly expanded our manufacturing facility in Fuzhou, China, which led to an increased level of capital expenditures for capacity expansion. Capital expenditures in the first six months of 2012 reflected this expansion project. During 2013, we expect to invest a total of between $35 million and $40 million in capital expenditures, including equipment for the expanded plant in Fuzhou, China, compared to $51.9 million for the full year in 2012. During the six months ended June 30, 2013, we collected $3.4 million held in escrow from the sale of our Forestry Division in 2007.
Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Net borrowings (repayments) under revolving credit facility	$(15,500)	$6,800
Repayment of term loan principal	(13,816)	(7,500)
Repayment of debt and capital lease obligation of PBL	(35)	(5,400)
Debt issuance costs	(1,576)	—
Proceeds and tax effects from stock-based compensation	480	1,542
Net cash used in financing activities	$(30,447)	$(4,558)
Cash used in financing activities in the first six months of 2013 consisted primarily of voluntary repayment of principal outstanding under our revolving credit facility, debt issuance costs related to the May 2013 amendment of our credit facilities, scheduled repayments of principal on our term loans, additional required repayments of principal on our term loans triggered by the excess cash flow provision of the related credit agreement, and net proceeds and tax effects related to stock-based compensation. Cash used in financing activities in the first six months of 2012 consisted of borrowings under our revolving credit facility, scheduled repayments of principal on our term loans, voluntary repayment and cancellation of bank debt of PBL, and net proceeds and tax effects related to stock-based compensation.

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
We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Substantially all of our debt is subject to variable interest rates. In October 2011, we entered into an interest rate cap agreement that established maximum fixed interest rates on 35% of the principal amount outstanding under our term loans, as required by our senior credit facility agreement. The interest rate cap agreement matured on June 1, 2013. In October and November 2011, we also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed on a portion of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.
See also Note 14 to the Consolidated Financial Statements included in Item 1 for further discussion of derivative financial instruments. See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K, filed with the SEC on March 8, 2013, for further discussion of market risk.

ITEM 4.	CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures ("DCP") that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's DCP as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 8, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of December 31, 2012. On May 7, 2013, when our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed, the Company's Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of March 31, 2013. Subsequent to these evaluations, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, identified material weaknesses in internal control over financial reporting ("ICFR") as of June 30, 2013, and therefore concluded that DCP were not effective as of June 30, 2013. Management reevaluated its previous conclusions on ICFR as of December 31, 2012 and March 31, 2013, and determined that the material weaknesses described below also existed as of these dates. Therefore, management concluded that DCP were also not effective as of December 31, 2012 and March 31, 2013 because of material weaknesses, as described below, in our ICFR.
Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of June 30, 2013. Management also determined that these material weaknesses existed as of December 31, 2012 and March 31, 2013:

1.
The Company did not design and maintain effective internal controls over the accounting for goodwill. Specifically, the Company did not design and maintain effective controls related to the identification of reporting units, the review of assumptions, data and calculations used in the annual impairment test, and the identification of changes in events and circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

2.
The Company did not design and maintain effective internal controls over the accounting for intangible assets other than goodwill. Specifically, the Company did not design and maintain effective controls to test indefinite-lived intangible assets, separate from goodwill, for impairment at least annually, to evaluate the remaining useful life of definite-lived intangible assets each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization, and to identify changes in events and circumstances that would indicate intangible assets may be impaired.

3.
The Company did not design and maintain effective information technology general controls at our Woods/TISCO subsidiary. Specifically, the Company did not design and maintain effective controls with respect to segregation of duties, restricted access to programs and data, and change management activities. Consequently, controls that were dependent on the effective operation of information technology were not effectively designed to include adequate review of system generated data used in the operation of the controls and were determined not to be operating effectively. Accordingly, the Company did not maintain effective internal controls over the journal entries, inventory, revenue and receivables, purchasing and payables, payroll, and fixed asset processes at our Woods/TISCO subsidiary.

4.
The Company did not design and maintain effective controls over restricted access and segregation of duties within the SAP system as certain personnel have administrator access to execute certain conflicting transactions. Further, certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer. Specifically, our internal controls were not designed or operating effectively to provide reasonable assurance that transactions were appropriately recorded or were properly reviewed for validity, accuracy, and completeness.

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2012 and the unaudited interim condensed consolidated financial statements for the first and second quarters of 2013. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

The Company will be amending its Annual Report on Form 10-K for 2012, as well as its Quarterly Report on Form 10-Q for the first quarter of 2013 to reflect the conclusion by the Company's management that ICFR and DCP were not effective as of December 31, 2012, and March 31, 2013.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.
Changes in internal control over financial reporting
There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II	OTHER INFORMATION

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 6.	EXHIBITS
(a) Exhibits:

**10.1 Employment Agreement dated May 9, 2013 by and between Blount International, Inc. and Paul A. Valas

**10.2 Employment Agreement dated May 13, 2013 by and between Blount International, Inc. and Gerald D. Johnson

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
Dated October 28, 2013