Form 10-Q
period 2013-09-30
BLOUNT INTERNATIONAL INC
filed 2013-11-08
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2013.
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
As of November 1, 2013 there were 49,357,723 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Sales	$230,628	$232,736	$683,649	$698,104
Cost of sales	168,120	169,808	497,375	504,433
Gross profit	62,508	62,928	186,274	193,671
Selling, general, and administrative expenses	42,329	39,662	127,680	127,404
Facility closure and restructuring charges	4,569	802	4,569	6,400
Operating income	15,610	22,464	54,025	59,867
Interest income	22	36	81	125
Interest expense	(4,937)	(4,314)	(13,889)	(13,062)
Other income (expense), net	(1,179)	113	(1,321)	210
Income before income taxes	9,516	18,299	38,896	47,140
Provision for income taxes	1,820	6,677	12,530	16,536
Net income	$7,696	$11,622	$26,366	$30,604

Basic income per share	$0.16	$0.24	$0.53	$0.62
Diluted income per share	$0.15	$0.23	$0.53	$0.61
Weighted average shares used in per share calculations:
Basic	49,520	49,236	49,442	49,126
Diluted	50,087	49,913	50,104	49,866
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Net income	$7,696	$11,622	$26,366	$30,604
Unrealized gains (losses):
Unrealized holding gains (losses)	578	(147)	197	(1,855)
Losses reclassified to net income	131	57	327	136
Unrealized gains (losses), net	709	(90)	524	(1,719)
Foreign currency translation adjustment	3,098	2,197	1,325	(183)
Pension and other post-employment benefit plans:
Gain from plan amendment	17,727	—	17,727	—
Amortization of net actuarial losses	2,138	—	6,424	—
Amortization of prior service cost	(121)	—	(123)	—
Pension and other post-employment benefit plans activities	19,744	—	24,028	—
Other comprehensive income (loss), before tax	23,551	2,107	25,877	(1,902)
Income tax benefit (provision) on other comprehensive items	(7,723)	33	(8,535)	637
Other comprehensive income (loss), net of tax	15,828	2,140	17,342	(1,265)
Comprehensive income	$23,524	$13,762	$43,708	$29,339
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$56,915	$50,267
Accounts receivable, net	115,510	128,444
Inventories	165,021	174,816
Deferred income taxes	19,441	19,522
Other current assets	20,312	20,273
Total current assets	377,199	393,322
Property, plant, and equipment, net	174,351	177,702
Deferred income taxes	2,381	2,438
Intangible assets	132,688	143,161
Goodwill	165,329	165,175
Other assets	22,407	23,493
Total Assets	$874,355	$905,291

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,013	$15,072
Accounts payable	45,492	54,295
Accrued expenses	74,977	71,473
Deferred income taxes	720	292
Total current liabilities	136,202	141,132
Long-term debt, excluding current maturities	446,718	501,685
Deferred income taxes	49,660	40,501
Employee benefit obligations	70,179	93,086
Other liabilities	11,641	17,405
Total liabilities	714,400	793,809
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,341,323 and 49,140,091 outstanding, respectively	493	491
Capital in excess of par value of stock	611,258	606,495
Accumulated deficit	(393,719)	(420,085)
Accumulated other comprehensive loss	(58,077)	(75,419)
Total stockholders’ equity	159,955	111,482
Total Liabilities and Stockholders’ Equity	$874,355	$905,291
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
Cash flows from operating activities:
Net income	$26,366	$30,604
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	23,957	21,406
Amortization	11,970	12,756
Stock-based compensation expense	4,172	4,225
Excess tax benefit from stock-based compensation	(426)	(1,008)
Asset impairment charge	2,471	—
Deferred income taxes	329	900
Other non-cash items	705	766
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,120	7,053
(Increase) decrease in inventories	9,274	(24,258)
(Increase) decrease in other assets	(4,078)	(7,175)
Increase (decrease) in accounts payable	(8,694)	3,124
Increase (decrease) in accrued expenses	3,237	1,500
Increase (decrease) in other liabilities	(48)	(10,986)
Net cash provided by operating activities	82,355	38,907

Cash flows from investing activities:
Purchases of property, plant, and equipment	(22,707)	(38,805)
Proceeds from sale of assets	153	152
Discontinued operations	3,394	—
Net cash used in investing activities	(19,160)	(38,653)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(40,000)	50
Repayment of term loan principal and capital lease obligations	(17,636)	(11,303)
Repayment of PBL debt	—	(5,352)
Debt issuance costs	(1,576)	(1,114)
Excess tax benefit from stock-based compensation	426	1,008
Proceeds from stock-based compensation activity	629	861
Taxes paid under stock-based compensation activity	(462)	(98)
Net cash used in financing activities	(58,619)	(15,948)

Effect of exchange rate changes	2,072	(520)

Net increase (decrease) in cash and cash equivalents	6,648	(16,214)
Cash and cash equivalents at beginning of period	50,267	62,118
Cash and cash equivalents at end of period	$56,915	$45,904
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2012	49,140	$491	$606,495	$(420,085)	$(75,419)	$111,482
Net income				26,366		26,366
Foreign currency translation adjustment					1,325	1,325
Unrealized gains					524	524
Gain from plan amendment					17,727	17,727
Amortization of net actuarial losses and prior service cost					6,301	6,301
Income tax provision on other comprehensive income					(8,535)	(8,535)
Stock options, stock appreciation rights, and restricted stock	201	2	591			593
Stock compensation expense			4,172			4,172
Balance September 30, 2013	49,341	$493	$611,258	$(393,719)	$(58,077)	$159,955
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
The accompanying financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also Item 4 in Part I of this quarterly report on Form 10-Q for further discussion concerning a change in Management's conclusions regarding the effectiveness of Internal Control over Financial Reporting ("ICFR") and Disclosure Controls and Procedures ("DCP") as of December 31, 2012 and September 30, 2013.
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
Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $3.4 million and $3.1 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.
Income taxes. The provision for income taxes in the three and nine months ended September 30, 2013 reflects the $1.8 million net release of previously provided income tax expense on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions following settlement of certain tax audit issues. The income tax provision for the first nine months of 2013 also includes a non-cash charge of $0.7 million from the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.
Recently Adopted Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on offsetting assets and liabilities. For derivatives and financial assets and liabilities, the new guidance requires disclosure of gross asset and liability amounts for any amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The new guidance was effective on January 1, 2013 and as of September 30, 2013 there were no offsetting amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement within the scope of this new guidance.
In July 2012, the FASB issued revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the revised guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance was effective on January 1, 2013. We elected to adopt this revised guidance early and implemented it in 2012.

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
NOTE 2: FACILITY CLOSURE AND RESTRUCTURING COSTS
In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon would be consolidated into one location to further improve efficiencies. The Company expects to incur expenses of $9 million to $10 million in total to consolidate the operations, of which approximately $4 million to $5 million are cash transition costs including severance and moving expenses, and approximately $5 million represents non-cash charges for impairment and accelerated depreciation on land, building, and equipment to be disposed of. The Company expects to substantially complete these activities by the end of 2013. Direct costs associated with this action were $5.1 million in the three months ended September 30, 2013. These costs consisted of severance, accelerated depreciation, and asset impairment charges, of which $1.5 million in severance had not yet been paid as of September 30, 2013. Of these costs $0.5 million is reported in cost of sales in the Consolidated Statements of Income for the three and nine months ended September 30, 2013.
During 2012, we completed the consolidation into our new, larger North American assembly and distribution center in Kansas City, MO. This consolidation combined our Kansas City, MO and Golden, CO assembly and distribution facilities. Direct costs associated with these two actions were $0.8 million and $7.4 million in the three and nine months ended September 30, 2012. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden that were not utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the nine months ended September 30, 2012. There were no charges related to these activities in the three and nine months ended September 30, 2013.
NOTE 3: INVENTORIES
Inventories consisted of the following:

Inventories	September 30,	December 31,
(Amounts in thousands)	2013	2012
Raw materials and supplies	$21,926	$22,815
Work in process	18,286	19,388
Finished goods	124,809	132,613
Total inventories	$165,021	$174,816

NOTE 4: INTANGIBLE ASSETS
The following table summarizes intangible assets related to acquisitions:

	Amortization	September 30, 2013		December 31, 2012
Intangible Assets	Period	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$165,329	$—	$165,175	$—
Trademarks and trade names	Indefinite	61,377	—	61,251	—
Total with indefinite lives		226,706	—	226,426	—
Covenants not to compete	2 - 4	1,112	1,044	1,112	985
Patents	11 - 13	5,320	1,880	5,320	1,554
Manufacturing technology	1	2,605	2,605	2,563	2,563
Customer relationships, including backlog	10 - 19	107,501	39,698	107,333	29,316
Total with finite lives		116,538	45,227	116,328	34,418
Total intangible assets		$343,244	$45,227	$342,754	$34,418
Amortization expense for these intangible assets, included in cost of sales in the Consolidated Statements of Income, was as follows:

Amortization Expense for Intangible Assets	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Amortization expense for intangible assets	$3,555	$3,606	$10,661	$11,796
Amortization expense for these intangible assets is expected to total $14.2 million in 2013, $12.0 million in 2014, $10.6 million in 2015, $9.1 million in 2016, and $7.5 million in 2017.
NOTE 5: DEBT
Debt consisted of the following:

Debt	September 30,	December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$195,000	$235,000
Term loans	263,770	281,250
Capital lease obligations	2,961	507
Total debt	461,731	516,757
Less current maturities	(15,013)	(15,072)
Long-term debt, net of current maturities	$446,718	$501,685
Weighted average interest rate at end of period	2.70%	2.71%
The Company has entered into a series of interest rate swap contracts as required by the senior credit facility agreement. The interest rate swaps fix the interest rate the Company will pay at between 3.30% and 4.20% on $130.0 million of the term loan principal. The interest rate swaps went into effect in June 2013 and mature on varying dates between December 2014 and August 2016. The weighted average interest rate at September 30, 2013, including the effect of the interest rate swaps, is 3.06%. See Note 14 for further discussion of the interest rate swaps.
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of September 30, 2013 and December 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.

August 2012 Amendment of Senior Credit Facilities. On August 3, 2012, the senior credit facilities were amended to modify the maximum leverage ratio covenant, as defined below. Certain other minor modifications to the credit agreement were also made. The Company incurred $1.2 million in fees and transaction costs in connection with this amendment, of which $42 thousand was expensed in the Consolidated Statement of Income, and the remainder was deferred to be amortized over the remaining term of the credit facilities.
May 2013 Amendment of Senior Credit Facilities. On May 3, 2013, the senior credit facilities were amended to modify the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant, as defined below. The amendment also included a mechanism that allows for adjustment to interest rates if the leverage ratio exceeds certain limits and made certain other modifications to the credit agreement. The Company incurred $1.6 million in fees and transactions costs in connection with this amendment, of which $0.1 million was expensed in the Consolidated Statement of Income, and the remainder was deferred to be amortized over the remaining term of the credit facilities.
Terms of Senior Credit Facilities as of September 30, 2013. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of September 30, 2013, the Company had the ability to borrow an additional $131.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. The revolving credit facility matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.
The term loan facility bears interest under the same terms as the revolving credit facility. The term loan facility also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants, including, as of September 30, 2013:

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

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of September 30, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. During the quarter ended June 30, 2013, an additional principal payment of $6.3 million was made on the term loan resulting from 2012 excess cash flow generation. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.
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

Capital Lease Obligations. In July 2013, the Company entered into an equipment lease which is classified as a capital lease under U.S. GAAP. The lease is for a term of seven years, requires annual minimum lease payments of $0.4 million, and has an implied interest rate of 5.17%, resulting in a total of $0.5 million of imputed interest over the term of the lease obligation. The lease terms include an early buyout after six years, at the Company's option, at the fair value of the equipment at that time. The leased equipment and the lease obligation were recorded at their fair value in the amount of $2.6 million. In August 2011, the Company assumed a capital lease in the amount of $0.6 million in conjunction with the acquisition of PBL. This lease requires minimum annual payments of $0.1 million and has a term ending in 2019.
Other Debt. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and the capital lease obligation mentioned above. As of December 31, 2012, we had repaid all of PBL’s bank debt.
NOTE 6: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS
The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees in the U.S. The U.S. pension plan was frozen effective January 1, 2007. The Company also sponsors various other post-employment benefit plans covering certain current and former employees. The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended September 30,
Post-Employment Benefit Plan Cost	2013	2012	2013	2012
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,279	$1,008	$68	$89
Interest cost	2,669	2,683	354	441
Expected return on plan assets	(3,854)	(3,568)	—	—
Amortization of net actuarial losses	1,901	1,812	237	326
Amortization of prior service cost	(1)	(2)	(120)	—
Total net periodic benefit cost	$1,994	$1,933	$539	$856

	Nine Months Ended September 30,
Post-Employment Benefit Plan Cost	2013	2012	2013	2012
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$3,897	$3,042	$228	$267
Interest cost	8,049	8,061	1,140	1,323
Expected return on plan assets	(11,622)	(10,716)	—	—
Amortization of net actuarial losses	5,695	5,442	729	978
Amortization of prior service cost	(3)	(6)	(120)	—
Total net periodic benefit cost	$6,016	$5,823	$1,977	$2,568
In August 2013, the Company amended its U.S. post-retirement medical benefit plan and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65. The amendment is effective January 1, 2014. This plan amendment resulted in a $17.7 million reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $11.1 million in accumulated other comprehensive loss, and a $6.6 million reduction in deferred income tax liabilities on the Consolidated Balance Sheet as of September 30, 2013. This plan amendment is also expected to reduce the Company's expense for this plan by $0.7 million during 2013 and by $2.1 million in 2014.

NOTE 7: FINANCIAL GUARANTEES AND COMMITMENTS
Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	September 30,	December 31,
(Amounts in thousands)	2013	2012
Product warranty reserves	$1,560	$1,914
Letters of credit outstanding	3,053	5,424
Other financial guarantees	4,316	3,192
Total financial guarantees and commitments	$8,929	$10,530
See also Note 5 regarding guarantees of debt.
NOTE 8: CONTINGENT LIABILITIES
The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. As of September 30, 2013 and December 31, 2012, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.
From time to time the Company is named a defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of September 30, 2013 and December 31, 2012, the Company has recorded liabilities totaling $6.3 million and $6.4 million, respectively, on the Consolidated Balance Sheets for estimated product liability and environmental remediation costs.
NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated Other Comprehensive (Loss) Gain	September 30,	December 31,
(Amounts in thousands)	2013	2012
Pension and other post-employment benefits	$(66,312)	$(81,983)
Unrealized losses on derivative instruments	(2,168)	(2,514)
Foreign currency translation	10,403	9,078
Total accumulated other comprehensive loss	$(58,077)	$(75,419)

The following table summarizes the changes in accumulated other comprehensive loss by component, net of income taxes:

	Nine Months Ended September 30, 2013
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative instruments	Foreign currency translation	Total
(Amounts in thousands)
Accumulated other comprehensive (loss) gain at beginning of period	$(81,983)	$(2,514)	$9,078	$(75,419)
Gain from plan amendment	11,089	—	—	11,089
Other comprehensive gain before reclassifications	419	142	1,325	1,886
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	4,163	204	—	4,367
Net current period other comprehensive gain	15,671	346	1,325	17,342
Accumulated other comprehensive (loss) gain at end of period	$(66,312)	$(2,168)	$10,403	$(58,077)
The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income:

Reclassifications From Accumulated Other Comprehensive Loss to Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated
(Amounts in thousands)	2013	2012	2013	2012	Statements of Income
Unrealized losses on derivative instruments
Foreign currency hedge losses	$(131)	$(57)	$(327)	$(136)	Cost of sales
Income tax benefit	49	21	123	50	Provision for income taxes
Unrealized losses on derivative instruments, net	$(82)	$(36)	$(204)	$(86)

Pension and other post-employment benefits amortization
Amortization of net actuarial losses	$(2,138)	$—	$(6,424)	$—	Cost of sales and Selling, general, and administrative ("SG&A")
Amortization of prior service cost	121	—	123	—	Cost of sales and SG&A
Income tax benefit	683	—	2,138	—	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(1,334)	$—	$(4,163)	$—
Total reclassifications for the period, net	$(1,416)	$(36)	$(4,367)	$(86)
See Note 6 for discussion of pension and other post-employment benefit plans and Note 14 for discussion of derivative instruments.

NOTE 10: EARNINGS PER SHARE DATA
Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2013	2012	2013	2012
Actual weighted average common shares outstanding	49,520	49,236	49,442	49,126
Dilutive effect of common stock equivalents	567	677	662	740
Diluted weighted average common shares outstanding	50,087	49,913	50,104	49,866
Options and stock appreciation rights (“SARs”) excluded from computation as anti-dilutive because they are out–of–the–money	2,541	1,887	2,373	1,750
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	343	175	343	175
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$(0.01)	$—	$—	$(0.01)
Diluted earnings per share	$—	$—	$(0.01)	$(0.01)
NOTE 11: STOCK-BASED COMPENSATION
The Company made the following stock-based compensation awards:

Stock-Based Compensation	Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
SARs granted (number of shares)	713	577
RSUs granted (number of shares)	135	117
Aggregate fair value at time of grant; SARs	$4,681	$4,574
Aggregate fair value at time of grant; RSUs	$1,865	$1,957
The SARs and RSUs granted in 2013 and 2012 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.
The following assumptions were used to estimate the fair value of SARs in the nine months ended September 30, 2013 and 2012:

Assumptions Used for SARs	2013	2012
Estimated average life	6 years	6 years
Risk-free interest rate	1.1%	0.96% - 1.2%
Expected volatility	49.4% - 49.6%	49.3% - 49.6%
Weighted average volatility	49.6%	49.6%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$13.83	$16.68
Weighted average grant date fair value	$6.56	$7.93
As of September 30, 2013, the total unrecognized stock-based compensation expense related to previously granted awards was $8.6 million. The weighted average period over which this expense is expected to be recognized is 24 months. The Company’s policy upon the exercise of options, restricted stock awards, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

NOTE 12: SEGMENT INFORMATION
We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to Original Equipment Manufacturers (“OEMs”) for use on original equipment. Our products are sold in over 115 countries and approximately 55% of 2013 year-to-date sales were shipped to customers outside of the U.S.
The Company identifies reporting segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden (“FLAG”) segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases replacement parts, accessories, and outdoor power tools from other manufacturers and markets them, primarily under our brands, to our forestry, lawn, and garden customers through our global sales and distribution network.
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
The Company also operates a concrete cutting and finishing equipment business that represented 3.1% of consolidated sales for the nine months ended September 30, 2013, and is reported within the Corporate and Other category. This business manufactures and markets concrete cutting and utility pipe cutting products for the construction, utility, and fire and rescue markets.
The Corporate and Other category also includes the costs of providing certain centralized administrative functions, which primarily include accounting, our continuous improvement program, credit management, finance, human resources, information systems, insurance, legal, our mergers and acquisitions program, treasury, and executive management. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include facility closure and restructuring costs within the Corporate and Other category as we do not consider such events to be ongoing aspects of the business segments’ activities. We also included the cost of terminating a corporate sponsored manufacturing technology project within the Corporate and Other category in the three and nine months ended September 30, 2013. The accounting policies of the segments are the same as those of the Company, as described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents selected financial information by segment:

Segment Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Sales:
FLAG	$149,472	$156,728	$465,374	$484,626
FRAG	74,302	69,688	197,246	193,634
Corporate and Other	6,854	6,320	21,029	19,844
Total sales	$230,628	$232,736	$683,649	$698,104
Contribution to operating income (loss):
FLAG	$21,620	$24,987	$66,872	$82,037
FRAG	4,391	1,059	5,316	(3,620)
Corporate and Other	(10,401)	(3,582)	(18,163)	(18,550)
Operating income	$15,610	$22,464	$54,025	$59,867
Depreciation and amortization:
FLAG	$6,862	$6,658	$20,554	$20,033
FRAG	4,409	4,050	13,009	12,408
Corporate and Other	1,188	472	2,364	1,721
Depreciation and amortization	$12,459	$11,180	$35,927	$34,162
The following table shows the change in goodwill for the nine months ended September 30, 2013:

Change in Goodwill	FLAG	FRAG	Corporate and Other	Total
(Amounts in thousands)
December 31, 2012	$66,297	$98,865	$13	$165,175
Effect of changes in foreign currency exchange rates	126	28	—	154
September 30, 2013	$66,423	$98,893	$13	$165,329

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
Cash paid for:
Interest	$12,738	$12,677
Income taxes, net	22,353	17,438
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$2,576	$—
Cash taxes paid in the nine months ended September 30, 2013 includes $3.9 million of foreign withholding taxes paid on dividends declared among certain of the Company's foreign affiliates, of which we expect to recover approximately $3 million in refunds. During the nine months ended September 30, 2013, we collected $3.4 million previously held in escrow from the sale of our Forestry Division in 2007.
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
The estimated fair values of the senior credit facility loans as of September 30, 2013 and December 31, 2012 are presented below:

Fair Value of Debt	September 30, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$458,770	$454,183	$516,250	$513,669
Derivative Financial Instruments and Foreign Currency Hedging. The Company has manufacturing and/or distribution operations in Brazil, Canada, China, Europe, Japan, Mexico, Russia, and the U.S. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies, and by affecting the translated amounts of revenues and expenses. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company executes regular cash receipts and payments with its foreign subsidiaries and is exposed to changes in exchange rates from these transactions, which may adversely affect its results of operations and financial position.
The Company manages a portion of its foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The Company’s objective in executing these hedging instruments is to minimize earnings volatility resulting from conversion and re-measurement of foreign currency denominated transactions. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into net earnings when the contracts mature and the Company settles the hedged payment. The classification of effective hedge results is the same in the Consolidated Statements of Income as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.
The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.2 million as of September 30, 2013 and $28 thousand as of December 31, 2012. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 9 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.
Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through September 30, 2013, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $40.7 million at September 30, 2013 and $45.5 million at December 31, 2012.
Derivative Financial Instruments and Interest Rates. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through September 30, 2013, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets/Liabilities Measured at Fair Value			Consolidated Balance Sheets
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3	Classification
September 30, 2013
Assets:
Foreign currency hedge agreements	$68	$—	$68	$—	Other current assets
Liabilities:
Interest rate hedge agreements	$(3,265)	$—	$(3,265)	$—	Accrued expenses
Foreign currency hedge agreements	(272)	—	(272)	—	Accrued expenses

December 31, 2012
Liabilities:
Interest rate hedge agreements	$(3,960)	$—	$(3,960)	$—	Accrued expenses
Foreign currency hedge agreements	(28)	—	(28)	—	Accrued expenses
The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The counterparties to the above mentioned derivative instruments are major financial institutions. In accordance with Accounting Standards Codification Section 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of September 30, 2013 and December 31, 2012 is considered minimal.

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
Consolidated Operating Results Current Quarter

Three Months Ended September 30,
(Amounts in millions)	2013	2012	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$230.6	$232.7	$(2.1)
				(1.7)	Unit sales volume
				(0.3)	Selling price and mix
				(0.1)	Foreign currency translation
Gross profit	62.5	62.9	(0.4)
Gross margin	27.1%	27.0%
				(0.5)	Unit sales volume
				(0.3)	Selling price and mix
				1.2	Steel costs
				(0.6)	Other product costs and mix
				(0.5)	Facility closure costs
				0.3	Foreign currency translation
SG&A	42.3	39.7	2.7
As a percent of sales	18.4%	17.0%
				2.1	Compensation expense
				1.2	Manufacturing technology project
				(1.0)	Advertising
				(0.3)	Employee benefits
				0.2	Foreign currency translation
				0.5	Other, net
Facility closure and restructuring charges	4.6	0.8	3.8

Operating income	15.6	22.5	(6.9)
Operating margin	6.8%	9.7%
				0.1	Increase in gross profit, excluding facility closure costs
				(2.7)	Increase in SG&A
				(4.3)	Increase in facility closure and restructuring charges, including amount in cost of sales
Net income	$7.7	$11.6	$(3.9)
				(6.9)	Decrease in operating income
				(0.6)	Increase in net interest expense
				(1.3)	Change in other income (expense)
				4.9	Decrease in income tax provision
Sales in the three months ended September 30, 2013 decreased by $2.1 million, or 0.9%, from the same period in 2012, due to lower unit sales volume, a slightly unfavorable net change in average selling prices and mix, and a slightly unfavorable effect of movements in foreign currency exchange rates. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $0.1 million in the current quarter compared to the third quarter of 2012, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen, partially offset by a relatively weaker U.S. Dollar in comparison to the Euro. International sales decreased by $7.4 million (5.9%), including the currency effects described above, while domestic sales increased by $5.3 million (4.9%). FLAG segment sales decreased $7.3 million, or 4.6%, FRAG segment sales increased $4.6 million, or 6.6%, and sales of concrete cutting and finishing products were up $0.5 million, or 8.4%. See further discussion below under Segment Results.

Gross profit decreased by $0.4 million, or 0.7%, from the third quarter of 2012 to the third quarter of 2013. Lower unit sales volume decreased gross profit by $0.5 million. A slightly unfavorable net change in average selling prices and mix of $0.3 million, and increased other product costs and mix of $0.6 million also contributed to the decrease. The increase in other product costs and mix during the three months ended September 30, 2013 was driven by lower production efficiency and absorption of manufacturing overhead due to lower production volumes in the FLAG segment. We also recognized $0.5 million of accelerated depreciation expense in the third quarter of 2013 related to the facility closure and restructuring activities discussed further below. Partially offsetting these decreases to gross profit were lower average steel costs of $1.2 million. See further discussion of the change in gross profit below under Segment Results.
Fluctuations in currency exchange rates increased our gross profit in the third quarter of 2013 compared to the third quarter of 2012 by an estimated $0.3 million, primarily due to the unfavorable effect on reported sales, offset by the favorable effect of a relatively stronger U.S. Dollar in comparison to the Canadian Dollar on cost of sales. Gross margin in the third quarter of 2013 was 27.1% compared to 27.0% in the third quarter of 2012.
SG&A increased by $2.7 million, or 6.7%, from the third quarter of 2012 to the third quarter of 2013. As a percentage of sales, SG&A increased from 17.0% in the third quarter of 2012 to 18.4% in the third quarter of 2013. Compensation expense increased by $2.1 million, reflecting annual merit increases and higher incentive compensation accruals. A corporate sponsored manufacturing technology project was discontinued in the current quarter and generated a charge to SG&A of $1.2 million. Movement in foreign currency exchange rates also increased SG&A by $0.2 million. Partially offsetting these increases were decreases in advertising spending of $1.0 million and a reduction in the cost of employee benefits of $0.3 million.
In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon would be consolidated into one location to further improve efficiencies. The Company expects to incur expenses of $9 million to $10 million in total to consolidate the operations, of which approximately $4 million to $5 million are cash transition costs including severance and moving expenses, and approximately $5 million represents non-cash charges for impairment and accelerated depreciation on land, building, and equipment to be disposed of. The Company expects to substantially complete these activities by the end of 2013. Direct costs associated with this action were $5.1 million in the three months ended September 30, 2013. These costs consisted of severance, accelerated depreciation and asset impairment charges, of which $1.5 million in severance had not yet been paid as of September 30, 2013. Of these costs $0.5 million is reported in cost of sales in the Consolidated Statement of Income for the three months ended September 30, 2013. With this consolidation of manufacturing facilities, the Company expects to achieve more timely delivery by manufacturing closer to its customers, an overall reduction in global FLAG manufacturing headcount of approximately 200 positions, and annual cost savings of between $6 million and $8 million.
During 2012, we completed the consolidation into our new, larger North American assembly and distribution center in Kansas City, MO. This consolidation combined our Kansas City, MO and Golden, CO assembly and distribution facilities. Direct costs associated with these actions were $0.8 million in the three months ended September 30, 2012. These costs consisted of temporary labor costs associated with moving inventory items and stabilizing shipping activities, and costs to move inventory and equipment. There were no charges related to the Kansas City consolidation activities in the three months ended September 30, 2013.
Operating income decreased by $6.9 million from the third quarter of 2012 to the third quarter of 2013, resulting in an operating margin of 6.8% of sales in the current year third quarter compared to 9.7% of sales in the prior year third quarter. The decrease in operating income was due to increased SG&A expenses, and increased facility closure and restructuring charges recognized in the three months ended September 30, 2013.
Interest expense, net of interest income, was $4.9 million in the third quarter of 2013 compared to $4.3 million in the third quarter of 2012. Other income (expense), net was expense of $1.2 million in the third quarter of 2013, primarily reflecting unfavorable effects of foreign currency exchange rate movements on non-operating assets.

Consolidated Operating Results Year-to-Date

Nine Months Ended September 30,
(Amounts in millions)	2013	2012	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$683.6	$698.1	$(14.5)
				(12.6)	Unit sales volume
				0.7	Selling price and mix
				(2.6)	Foreign currency translation
Gross profit	186.3	193.7	(7.4)
Gross margin	27.2%	27.7%
				(4.3)	Unit sales volume
				0.7	Selling price and mix
				4.1	Steel costs
				(8.5)	Other product costs and mix
				1.3	Acquisition accounting effects
				0.5	Facility closure costs
				(1.3)	Foreign currency translation
SG&A	127.7	127.4	0.3
As a percent of sales	18.7%	18.3%
				4.2	Compensation expense
				1.2	Manufacturing technology project
				(1.8)	Travel and personnel related
				(2.5)	Advertising
				(1.3)	Employee benefits
				(0.2)	Foreign currency translation
				0.7	Other, net
Facility closure and restructuring charges	4.6	6.4	(1.8)

Operating income	54.0	59.9	(5.8)
Operating margin	7.9%	8.6%
				(7.9)	Decrease in gross profit, excluding facility closure costs
				(0.3)	Increase in SG&A
				2.3	Decrease in facility closure and restructuring charges, including amount in cost of sales
Net income	$26.4	$30.6	$(4.2)
				(5.8)	Decrease in operating income
				(0.9)	Increase in net interest expense
				(1.5)	Change in other income (expense)
				4.0	Decrease in income tax provision
Sales in the nine months ended September 30, 2013 decreased by $14.5 million, or 2.1%, from the same period in 2012, due to lower unit sales volume and the unfavorable effects of movements in foreign currency exchange rates, partially offset by a favorable net change in average selling prices and mix. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $2.6 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen, partially offset by a relatively weaker U.S. Dollar in comparison to the Euro. International sales decreased by $17.2 million (4.4%), including the currency effects described above, while domestic sales increased by $2.8 million, (0.9%). FLAG segment sales decreased $19.3 million, or 4.0%, FRAG segment sales increased $3.6 million, or 1.9%, and sales of concrete cutting and finishing products were up $1.2 million, or 6.0%. See further discussion below under Segment Results.

Gross profit decreased by $7.4 million, or 3.8%, from the first nine months of 2012 to the first nine months of 2013. Lower unit sales volume decreased gross profit by $4.3 million, and increased product costs and mix of $8.5 million also reduced gross profit. Our production efficiency and absorption of manufacturing overhead were unfavorable in the first nine months of 2013 compared with the first nine months of 2012, on lower production volumes, particularly in our FLAG segment, which contributed to the higher product costs. In addition, we incurred higher freight, shipping, and logistics costs in the 2013 period. Partially offsetting these gross profit decreases were lower average steel costs of $4.1 million, a favorable net change in average selling prices and mix of $0.7 million, and reduced acquisition accounting effects of $1.3 million. See further discussion of the change in gross profit under Segment Results.
Fluctuations in currency exchange rates also reduced our gross profit in the first nine months of 2013 compared to the first nine months of 2012 by an estimated $1.3 million, primarily due to the unfavorable effect on reported sales, partially offset by the favorable effect of a relatively stronger U.S. Dollar in comparison to the Canadian Dollar on cost of sales. Gross margin in the first nine months of 2013 was 27.2% compared to 27.7% in the first nine months of 2012. The reduction in gross margin in the first nine months of 2013 occurred primarily in the FLAG segment and was driven by the reduced production volumes described above. FRAG segment gross margins improved compared to the first nine months of 2012.
SG&A increased by $0.3 million, or 0.2%, from the first nine months of 2012 to the first nine months of 2013. As a percentage of sales, SG&A increased from 18.3% in the first nine months of 2012 to 18.7% in the first nine months of 2013. Increased compensation expense of $4.2 million, and $1.2 million in costs associated with a discontinued corporate sponsored manufacturing technology project, increased SG&A. Partially offsetting these increases were lower travel and personnel expenses of $1.8 million and reduced advertising expense of $2.5 million, both due to cost control initiatives. The cost of the Company's various employee benefit plans also decreased by $1.3 million in 2013 compared with 2012, primarily due to reduced pension and other post-employment benefit plan costs from lower interest rates applied to the unfunded portion of the obligations and reduced headcount. Movement in foreign currency exchange rates reduced SG&A by $0.2 million.
In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon will be consolidated into one location to further improve efficiencies. See also Note 2 and Consolidated Operating Results Current Quarter above.
During 2012, we completed the consolidation of certain operations in the U.S. Direct costs associated with these 2012 consolidation actions were $7.4 million in the nine months ended September 30, 2012. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden that were not utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing shipping activities, costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the nine months ended September 30, 2012. There were no charges related to these activities in the nine months ended September 30, 2013. See further discussion in Note 2.
Operating income decreased by $5.8 million from the first nine months of 2012 to the first nine months of 2013. Operating margin was 7.9% of sales in the first nine months of 2013 compared to 8.6% of sales in the first nine months of 2012. The decrease in operating income reflects lower gross profit due to lower unit sales volumes, the unfavorable effects of lower production volumes on manufacturing efficiency and overhead absorption, and unfavorable fluctuations in currency exchange rates. These decreases were partially offset by lower facility closure and restructuring costs in the first nine months of 2013 compared to the first nine months of 2012.
Interest expense, net of interest income, was $13.8 million in the first nine months of 2013 compared to $12.9 million in the first nine months of 2012. Increased interest expense was primarily due to higher average interest rates on our borrowing related to the interest rate swap agreements which went into effect in 2013.
Income Tax Provision
The following table summarizes our income tax provisions in 2013 and 2012:

Effective Tax Rate	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Income before income taxes	$9,516	$18,299	$38,896	$47,140
Provision for income taxes	1,820	6,677	12,530	16,536
Effective tax rate	19.1%	36.5%	32.2%	35.1%

The effective tax rate for the three and nine months ended September 30, 2013 was lower than the federal statutory rate of 35% primarily due to the $1.8 million net release of previously provided income tax on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions following settlement of certain tax audit issues. This beneficial effect on the effective tax rate was partially offset by a charge of $0.7 million representing the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities in the nine months ended September 30, 2013. The effective tax rate was further reduced by the favorable effects of foreign income taxes and the domestic production deduction, partially offset by state income taxes and foreign withholding taxes on dividends.  The impact of foreign income taxes reduces our effective tax rate because our foreign operations are generally subject to lower statutory tax rates compared with our U.S. operations.

The effective tax rate for the three and nine months ended September 30, 2012 was slightly higher than the federal statutory rate of 35% primarily due to state income taxes and recognition of a $1.6 million charge to deferred income tax expense resulting from the recognition of a valuation allowance on certain foreign deferred tax assets. Partially offsetting these tax provision increases were the favorable effects of foreign income taxes, the domestic production deduction, and the release of accruals for uncertain tax positions.
Net income in the third quarter of 2013 was $7.7 million, or $0.15 per diluted share, compared to $11.6 million, or $0.23 per diluted share, in the third quarter of 2012. Net income for the first nine months of 2013 was $26.4 million, or $0.53 per diluted share, compared to $30.6 million, or $0.61 per diluted share, for the first nine months of 2012.

Segment Results
The following table reflects segment sales and operating results for the comparable periods of 2013 and 2012:

Segment Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Sales:
FLAG	$149,472	$156,728	$465,374	$484,626
FRAG	74,302	69,688	197,246	193,634
Corporate and Other	6,854	6,320	21,029	19,844
Total sales	$230,628	$232,736	$683,649	$698,104
Contribution to operating income (loss):
FLAG	$21,620	$24,987	$66,872	$82,037
FRAG	4,391	1,059	5,316	(3,620)
Corporate and Other	(10,401)	(3,582)	(18,163)	(18,550)
Operating income	$15,610	$22,464	$54,025	$59,867
Depreciation and amortization:
FLAG	$6,862	$6,658	$20,554	$20,033
FRAG	4,409	4,050	13,009	12,408
Corporate and Other	1,188	472	2,364	1,721
Depreciation and amortization	$12,459	$11,180	$35,927	$34,162

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income in the FLAG segment between the comparable periods of 2012 and 2013:

FLAG Segment Results	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2012 reporting periods	$156,728	$24,987	$484,626	$82,037
Unit sales volume	(6,375)	(1,903)	(15,543)	(5,194)
Selling price and mix	(587)	(587)	(900)	(900)
Steel cost	—	988	—	3,269
Other product costs and mix	—	(3,653)	—	(15,722)
SG&A expense	—	1,440	—	3,179
Acquisition accounting effects	—	246	—	1,246
Foreign currency translation	(294)	102	(2,809)	(1,043)
2013 reporting periods	$149,472	$21,620	$465,374	$66,872
Sales in the FLAG segment decreased by $7.3 million, or 4.6%, from the third quarter of 2012 to the third quarter of 2013, and decreased by $19.3 million, or 4.0% on a year-to-date basis, primarily due to decreased unit sales volume of $6.4 million and $15.5 million, respectively. Changes in average selling prices and mix also decreased sales revenue by $0.6 million in the quarter, and $0.9 million on a year-to-date basis. In addition, the translation of foreign currency-denominated sales transactions decreased FLAG sales by $0.3 million in the quarter and by $2.8 million on a year-to-date basis, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen, partially offset by a relatively weaker U.S. Dollar in comparison to the Euro.
Sales of forestry products were down 5.8% in the quarter and 5.5% on a year-to-date basis. Sales of lawn and garden products were up 1.9% in the quarter and 3.0% on a year-to-date basis. Sales to OEMs were down 7.4% and sales to the replacement market were down 4.0% in the quarter. On a year-to-date basis, sales to OEMs were flat while sales to the replacement market decreased by 5.8%. FLAG sales increased in North America by 2.5% in the quarter and decreased slightly on a year-to-date basis. FLAG sales decreased by 3.0% in Europe and Russia in the quarter and by 4.5% on a year-to-date basis, reflecting continued softness in the European economy. FLAG sales decreased by 10.1% in South America in the quarter and by 11.8% on a year-to-date basis, including the foreign currency translation effect of a relatively stronger U.S. Dollar compared with the Brazilian Real, and also due to soft market demand. Sales in the Asia Pacific region decreased by 16.6% in the quarter and by 5.7% on a year-to-date basis, reflecting softening demand and excess inventory in the sales channels in that region.
Sales order backlog for the FLAG segment at September 30, 2013 was $115.9 million compared to $156.3 million at June 30, 2013, $167.9 million at December 31, 2012, and $141.5 million at September 30, 2012. The decrease in backlog in the FLAG segment reflects soft international market conditions and a reduction in backorders as FLAG distribution operations have improved on-time delivery performance.
The contribution to operating income from the FLAG segment decreased by $3.4 million, or 13.5%, from the third quarter of 2012 to the third quarter of 2013. Contribution to operating income from the FLAG segment decreased by $15.2 million in the quarter, or 18.5%, on a year-to-date basis. For both the quarter and year-to-date periods, lower unit sales volume, unfavorable changes in average selling prices and mix, and higher product costs and mix negatively affected FLAG operating results. Unfavorable effects of movements in foreign currency exchange rates also contributed to the reduced year-to-date operating income. These factors were partially offset by lower average steel costs, reduced SG&A expenses, and reduced acquisition accounting effects in both the three and nine month periods.

FLAG product costs were higher mainly due to lower production volumes, which resulted in lower manufacturing efficiency and overhead absorption. FLAG production facilities for the third quarter of 2013 were operated at an average of approximately 71% of capacity, compared to approximately 82% of capacity in the third quarter of 2012. On a year-to-date basis, FLAG capacity utilization was approximately 77% compared to approximately 87% for the first nine months of 2012. Freight, shipping, and logistics costs were $1.2 million higher in the third quarter of 2013 compared to the third quarter of 2012, and $3.4 million higher on a year-to-date basis. In addition, depreciation expense was $0.5 million higher in the third quarter of 2013 than in the third quarter of 2012, and $1.9 million higher on a year-to-date basis. The higher depreciation expense reflects the relatively significant capital expenditures made in 2012 to expand capacity as well as other additions to property, plant, and equipment. The reduction in SG&A expenses was primarily driven by reduced advertising expense as well as reduced travel and personnel-related costs.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income (loss) in the FRAG segment between the comparable periods of 2012 and 2013:

FRAG Segment Results	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income (Loss)
2012 reporting periods	$69,688	$1,059	$193,634	$(3,620)
Unit sales volume	4,321	1,168	1,837	226
Selling price and mix	184	184	1,646	1,646
Steel cost	—	260	—	861
Other product costs and mix	—	2,852	—	6,850
SG&A expense	—	(828)	—	(638)
Acquisition accounting effects	—	(243)	—	54
Foreign currency translation	109	(61)	129	(63)
2013 reporting periods	$74,302	$4,391	$197,246	$5,316
Sales in the FRAG segment increased by $4.6 million, or 6.6%, from the third quarter of 2012 to the third quarter of 2013, and by $3.6 million or 1.9% on a year-to-date basis, primarily due to higher sales volume, driven by increased market demand and related shipments of log splitters and tractor attachments. In addition, improved average pricing and mix, and positive effects of foreign currency translation contributed to increased sales.
Sales order backlog for the FRAG segment at September 30, 2013 was $31.0 million compared to $16.3 million at June 30, 2013, $31.5 million at December 31, 2012, and $25.4 million at September 30, 2012. Backlog has increased primarily due to increased tractor attachment and parts ordered, partially offset by the impact of improved throughput of SpeeCo products in the Company's Kansas City, Missouri distribution and assembly center.

The contribution to operating income from the FRAG segment improved from $1.1 million in the third quarter of 2012 to $4.4 million in the third quarter of 2013. Contribution to operating income from the FRAG segment improved by $8.9 million on a year-to-date basis. Higher unit sales volume, higher average selling prices, lower average steel costs, and lower product costs and mix contributed to the increased contribution to operating income. Partially offsetting the increase, SG&A expenses were higher in both the three and nine month periods. Also, acquisition accounting effects were essentially flat on a year-to-date basis, and $0.2 million higher in the third quarter of 2013 compared to the third quarter of 2012.
Lower product costs and mix were mainly driven by reductions in incremental freight, shipping, and logistics costs of $2.5 million in the quarter and $6.6 million on a year-to-date basis incurred in 2012 and not repeated in 2013. See further discussion below. Additionally, reduced product costs and mix reflects increased re-work and warranty costs incurred in 2012 on certain SpeeCo products, estimated at $3.3 million on a year-to-date basis. These costs were not repeated in 2013. Also, in the first nine months of 2012, the SpeeCo business unit experienced production and distribution inefficiencies during the move and consolidation of its assembly and distribution center into Kansas City. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities undertaken in the first half of 2012, which are included in the Corporate and Other category. SG&A expenses were $0.8 million higher in the quarter and $0.6 million higher on a year-to-date basis, reflecting increased accruals for incentive compensation.
Most of SpeeCo’s supply chain begins with unaffiliated factories and brokers in China. Under normal circumstances, component parts and resale products are shipped to our U.S. assembly and distribution center via ocean transport, which takes several weeks for delivery. During the first nine months of 2012, due to problems with obtaining certain components on a timely basis from certain of these suppliers, we fell behind on deliveries to our customers. In order to minimize service disruption to our customers, we elected to incur higher expedited freight costs for delivery of products and components from China to our assembly and distribution center in the U.S., where the component parts are assembled and the finished products are shipped to our customers. These issues with SpeeCo's supply chain have not repeated in the first nine months of 2013.
Corporate and Other. In the third quarter of 2013, sales of concrete cutting and finishing products were up $0.5 million, or 8.4%, compared with the third quarter of 2012. On a year-to-date basis, sales of concrete cutting and finishing products were up $1.2 million or 6.0%. On a year-to-date basis, the increases reflect higher unit sales volume in the U.S. and Asia Pacific Region, driven by increased sales of PowerGrit® ductile iron saw chain and related chain saws. The net operating loss in the Corporate and Other category increased by $6.8 million in the quarter and decreased by $0.4 million on a year-to-date basis. The increase for the quarter reflects the $5.1 million of facility closure and restructuring costs incurred in the third quarter of 2013 compared to $0.8 million incurred in the third quarter of 2012, and the $1.2 million charge related to discontinuing a corporate sponsored manufacturing technology project. The improvement on a year-to-date basis reflects $6.4 million of facility closure and restructuring costs incurred in the first nine months of 2012 compared with $5.1 million of facility closure and restructuring costs incurred in the first nine months of 2013.
Financial Condition, Liquidity, and Capital Resources
Debt consisted of the following:

Debt	September 30,	December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$195,000	$235,000
Term loans	263,770	281,250
Capital lease obligations	2,961	507
Total debt	461,731	516,757
Less current maturities	(15,013)	(15,072)
Long-term debt, net of current maturities	$446,718	$501,685
Weighted average interest rate at end of period	2.70%	2.71%
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of September 30, 2013 and December 31, 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.
The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of September 30, 2013, the Company had the ability to borrow an additional $131.9 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at

LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. The revolving credit facility matures on August 31, 2016. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date.
The term loan facility bears interest under the same terms as the revolving credit facility. The term loan facility also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants, including, as of September 30, 2013:

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

The status of financial covenants was as follows:

	As of September 30, 2013
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.05	1.34
Maximum leverage ratio	4.60	3.58
In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of September 30, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. During the quarter ended June 30, 2013, an additional principal payment of $6.3 million was made on the term loan resulting from 2012 excess cash flow generation. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.
Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There has been no change to these credit ratings during the nine months ended September 30, 2013. As of September 30, 2013, the credit ratings for the Company were as follows:

Credit Ratings	Standard & Poor’s	Moody’s
Senior credit facility	BB-/Stable	Ba3/Negative
General credit rating	BB-/Stable	Ba3/Negative
Capital Lease Obligations. In July 2013, the Company entered into an equipment lease which is classified as a capital lease under U.S. GAAP. The lease is for a term of seven years, requires annual minimum lease payments of $0.4 million, and has an implied interest rate of 5.17%, resulting in a total of $0.5 million of imputed interest over the term of the lease obligation. The lease terms include an early buyout after six years, at the Company's option, at the fair value of the equipment at that time. The leased equipment and the lease obligation were recorded at their fair value in the amount of $2.6 million. In August 2011, the Company assumed a capital lease in the amount of $0.6 million in conjunction with the acquisition of PBL. This lease requires minimum annual payments of $0.1 million and has a term ending in 2019.
Other Debt. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and the capital lease obligation mentioned above. As of December 31, 2012, we had repaid all of PBL’s bank debt.
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
Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates, and we have entered into interest rate cap and swap agreements to meet this requirement. The interest rate cap agreement matured June 1, 2013 and the interest rate swaps went into effect in June 2013. The weighted average interest rate on all debt was 2.70% as of September 30, 2013 and 2.71% as of December 31, 2012. The weighted average interest rate at September 30, 2013, including the effect of the interest rate swaps, was 3.06%.
Cash and cash equivalents at September 30, 2013 were $56.9 million, compared to $50.3 million at December 31, 2012. As of September 30, 2013, $35.4 million of our cash and cash equivalents was held in accounts at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law may result in the payment of significant taxes. It is the intention of management for this cash to remain at our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.
Cash provided by operating activities is summarized as follows:

Cash Flows from Operating Activities	Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
Net income	$26,366	$30,604
Non-cash items	43,178	39,045
Net income plus non-cash charges	69,544	69,649
Changes in assets and liabilities, net	12,811	(30,742)
Net cash provided by operating activities	$82,355	$38,907
Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation expense; excess tax benefit from stock-based compensation; asset impairment charges; deferred income taxes; and other non-cash items.
During the first nine months of 2013, operating activities provided $82.4 million of cash compared to $38.9 million in the first nine months of 2012. Net income plus non-cash items totaled $69.5 million in the nine months ended September 30, 2013. Non-cash items in the 2013 period reflect increased depreciation expense of $2.6 million from recent additions to property, plant, and equipment, as well as a $2.5 million asset impairment charge related to our facility closure and restructuring activities described above under Results of Operations. These increases were partially offset by a reduction in amortization expense of $0.8 million primarily related to acquisition accounting. The net change in working capital components and other assets and liabilities during the 2013 period provided $12.8 million in cash.
Accounts receivable decreased by $13.1 million during the first nine months of 2013, primarily due to lower sales levels and improved collections in the third quarter. Additionally, in the farm equipment business, it is common industry practice to offer longer payment terms to dealers during late Winter and early Spring in order to encourage them to stock equipment for the peak farm equipment selling season. Woods/TISCO provides a graduated cash discount schedule which encourages early payment, but grants longer payment terms with cash discount levels that decrease over time, as an option for its equipment dealer customers. This long-standing practice tends to decrease the receivables balance at September 30, compared to year end and the first half of the year.
Inventories decreased by $9.3 million during the first nine months of 2013 but remain above target levels. FLAG inventories were flat in the first nine months of 2013. FRAG inventories decreased by $9.1 million in the first nine months of 2013, primarily in the SpeeCo business unit, due to efforts to reduce safety stocks built up during 2012 in anticipation of the transition of assembly and distribution operations from Golden to Kansas City. During the remainder of 2013, we are reducing production volumes for certain products in our FLAG segment, and we are reducing production and purchasing volumes for certain products in the FRAG segment, in order to bring down our inventory balances. However, we expect both FLAG and FRAG inventory levels to remain above target levels in the near term.
Accounts payable decreased by $8.7 million during the first nine months of 2013, reflecting reduced levels of purchases of raw materials and products for re-sell. Cash payments during the first nine months of 2013 also included $22.4 million for income taxes and $12.7 million for interest. Income tax payments in 2013 include $3.9 million of foreign withholding taxes paid on dividends declared among certain of the Company's foreign affiliates, of which we expect to recover approximately $3 million in refunds.
During the first nine months of 2012, operating activities provided $38.9 million of cash. Net income plus non-cash items totaled $69.6 million. The non-cash items reflected increased depreciation of property, plant, and equipment and amortization expense on intangible assets related to recent acquisitions, and increased stock-based compensation expense. The net change in working capital components and other assets and liabilities during the 2012 period used $30.7 million in cash. Inventories increased by $24.3 million, primarily due to the buildup of safety stocks for SpeeCo in anticipation of the transition of assembly and distribution operations from Golden to Kansas City, as well as the normal seasonal buildup of log splitter inventories during the third quarter in anticipation of the peak selling season in late summer and early fall. Also contributing to the increase in inventory were lower unit sales volume than planned during the first nine months of 2012, and production and purchasing volumes exceeding shipment volumes. In addition, safety stocks of certain inventory items in Europe were increased in an effort to improve customer deliveries and service levels in that region. Other assets increased by $7.2 million primarily due to increased tax receivables and other liabilities decreased by $11.0 million driven by a $10.0 million voluntary contribution to our U.S. pension plan made in September 2012. These uses were partially offset by a decrease in accounts receivable of $7.1 million, reflecting slightly lower sales levels and the seasonal reduction normally experienced in our FRAG segment. Accounts payable and accrued expenses increased by $4.6 million. Cash payments during the first nine months of 2012 also included $12.7 million for interest and $17.4 million for income taxes.
Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trust funds which invest the funds. As of December 31, 2012, our total unfunded post-employment benefit obligation was $91.5 million, of which $41.4 million pertained to our defined benefit pension plans. As of September 30, 2013, our total unfunded post-employment benefit obligation was $67.8 million, of which $35.9 million pertained to our defined benefit pension plans. The decrease in unfunded obligations of our post-employment benefit plans is primarily due to an amendment to our U.S. post-retirement medical plan, increased interest rates used to measure the liabilities, payments made to beneficiaries, and returns on assets invested in the plans. See also Note 6 to the Consolidated Financial Statements. These unfunded obligations are reflected as liabilities on our Consolidated Balance Sheets. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. The Company expects to contribute or pay out total cash of between $20 million and $21 million during 2013 for its various post-employment benefit plans.
In August 2013, the Company amended its U.S. post-employment retiree medical benefit plan and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65, effective January 1, 2014. This plan amendment resulted in a $17.7 million reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $11.1 million in accumulated other comprehensive loss, and a $6.6 million reduction in deferred income tax liabilities on the Consolidated Balance Sheet as of September 30, 2013.

Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
Purchases of property, plant, and equipment	$(22,707)	$(38,805)
Proceeds from sales of assets	153	152
Discontinued operations	3,394	—
Net cash used in investing activities	$(19,160)	$(38,653)
Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. However, during 2012, we significantly expanded our manufacturing capacity at our facility in Fuzhou, China, which led to an increased level of capital expenditures for capacity expansion. Capital expenditures in the first nine months of 2012 reflected this expansion project in Fuzhou, China. During 2013, we expect to invest a total of between $33 million and $37 million in capital expenditures, including equipment for the expanded plant in Fuzhou, China, compared to $51.9 million for the full year in 2012. The 2013 purchases above do not include $2.6 million in equipment installed at our Woods/TISCO business unit in the FRAG segment because the transaction was financed with a capital lease. During the nine months ended September 30, 2013, we collected $3.4 million held in escrow from the sale of our Forestry Division in 2007.
Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
Net borrowings (repayments) under revolving credit facility	$(40,000)	$50
Repayment of term loan principal and capital lease obligations	(17,636)	(11,303)
Repayment of PBL debt	—	(5,352)
Debt issuance costs	(1,576)	(1,114)
Proceeds and tax effects from stock-based compensation	593	1,771
Net cash used in financing activities	$(58,619)	$(15,948)
Cash used in financing activities in the first nine months of 2013 consisted primarily of voluntary repayment of principal outstanding under our revolving credit facility, scheduled repayments of principal on our term loans, additional required repayments of principal on our term loans, debt issuance costs related to the May 2013 amendment of our senior credit facilities, and net proceeds and tax effects related to stock-based compensation. Cash used in financing activities in the first nine months of 2012 consisted primarily of scheduled repayments of principal on our term loans, voluntary repayment and cancellation of bank debt of PBL, debt issuance costs related to the August 2012 amendment of our senior credit facilities, and net proceeds and tax effects related to stock-based compensation.
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
We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Substantially all of our debt is subject to variable interest rates. We previously entered into an interest rate cap agreement that established maximum fixed interest rates on 35% of the principal amount outstanding under our term loans that matured on June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed on a portion of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.
See also Note 14 to the Consolidated Financial Statements included in Item 1 for further discussion of derivative financial instruments. See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Form 10-K, filed with the SEC on March 8, 2013, for further discussion of market risk.

ITEM 4.	CONTROLS AND PROCEDURES
The Company maintains DCP that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's DCP as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 8, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of December 31, 2012. On May 7, 2013, when our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed, the Company's Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of March 31, 2013. Subsequent to these evaluations, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, identified material weaknesses in ICFR as of June 30, 2013, and therefore concluded that DCP were not effective as of June 30, 2013. Management reevaluated its previous conclusions on ICFR as of December 31, 2012 and March 31, 2013, and determined that the material weaknesses described below also existed as of these dates. Therefore, management concluded that DCP were also not effective as of December 31, 2012 and March 31, 2013 because of material weaknesses, as described below, in our ICFR. Management has also concluded that, because those same material weaknesses had not yet been remediated by September 30, 2013, our ICFR and DCP continued to be ineffective as of September 30, 2013.
Material weaknesses in internal control over financial reporting
A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of

September 30, 2013. Management also determined that these material weaknesses existed as of December 31, 2012, March 31, 2013, and June 30, 2013:

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2012 and the unaudited interim condensed consolidated financial statements for the first three quarters of 2013. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

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
Changes in internal control over financial reporting
There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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
Dated November 8, 2013