Form 10-K/A
period 2012-12-31
BLOUNT INTERNATIONAL INC
filed 2013-11-22
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1
to Form 10-K

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

Table of Contents
BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Explanatory Note
We are filing this Amendment No. 1 on Form 10-K/A (the "Amended Filing" or "Form 10-K/A") to our previously issued Annual Report on Form 10-K for the year ended December 31, 2012 (the "Original Filing") to i) reissue the Report of the Independent Registered Public Accounting Firm to change the firm’s opinion regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and (ii) restate management’s conclusions regarding the effectiveness of our disclosure controls and procedures ("DCP"), as defined in Rules 13a-15(e) and 15d-15(d) under the Securities Exchange Act of 1934 (the “Exchange Act”), and internal control over financial reporting ("ICFR"), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2012. Accordingly, the Company hereby amends and replaces in their entirety Items 8, 9A, and 15 in the Original Filing. The Original Filing was filed with the Securities and Exchange Commission ("SEC") on March 8, 2013. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
Restatement of Conclusions Regarding Effectiveness of Disclosure Controls Procedures and of Internal Control Over Financial Reporting
On March 8, 2013, when we filed the original filing, our Chief Executive Officer ("CEO") (principal executive officer) and Chief Financial Officer ("CFO") (principal financial officer),had concluded that our both our ICFR and our DCP were effective as of December 31, 2012. The Original Filing also included PwC’s audit reports on our Financial Statements and on our ICFR, in which PwC had concluded that our ICFR was effective as of December 31, 2012. In July 2013, PwC informed us that it had come to believe that one or more material weaknesses in our ICFR may in fact have existed as of December 31, 2012.
After being advised by PwC of the apparent material weaknesses in our ICFR at December 31, 2012, the Company's management, under the supervision and with the participation of our CEO and CFO, re-evaluated the effectiveness of our ICFR and of our DCP as of December 31, 2012.Subsequent to these re-evaluations, our CEO and CFO concluded that neither our DCP nor our ICFR was effective at December 31, 2012 due to material weaknesses in our ICFR related to the design and operation of certain controls over information technology and financial reporting that were identified by those re-evaluations. These material weaknesses are further described in Item 9A of this Annual Report on Form 10-K/A. As a result, we have restated our Item 9A Controls and Procedures disclosures related to the effectiveness of both our DCP and ICFR to include the material weaknesses and reflect our conclusion that DCP was not effective as of December 31, 2012, and ICFR was not effective as of December 31, 2012.
In light of the material weaknesses in ICFR described in Item 9A, the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Following those additional analyses and procedures, management concluded that no changes were required to the financial statements previously filed and that the financial statements included in this Annual

Report on Form 10-K/A present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Blount International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over (1) the accounting for goodwill, (2) the accounting for intangible assets other than goodwill, (3) information technology general controls and controls that were dependent on the effective operation of information technology at the Woods/TISCO subsidiary, and (4) restricted access and segregation of duties within the SAP system as certain personnel have administrator access to execute certain conflicting transactions and certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (1) the accounting for goodwill, (2) the accounting for intangible assets other than goodwill, (3) information technology general controls and controls that were dependent on the effective operation of information technology at the Woods/TISCO subsidiary, and (4) restricted access and segregation of duties within the SAP system as certain personnel have administrator access to execute certain conflicting transactions and certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Portland, Oregon
March 8, 2013, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the seventh paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 22, 2013

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
Goodwill and Other Intangible Assets with Indefinite Useful Lives. The Company accounts for goodwill and other intangible assets with indefinite useful lives under ASC 350. Under the provisions of ASC 350, the Company evaluates annually in the fourth quarter, or whenever circumstances indicate, whether or not there are any qualitative indications of potential impairment of these assets. If there is indication of potential impairment, the Company performs a quantitative analysis. The quantitative analysis of impairment is performed by estimating the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the unit to all the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit’s fair value were the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances may occur that could cause underperformance relative to projected future cash flows that would create future impairments. No impairments have been recognized in 2012, 2011, or 2010 for goodwill or other intangible assets with indefinite useful lives.
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

A reconciliation of the U.S. federal statutory rate to the effective income tax rate for continuing operations is presented below.

	Percent of Income Before Tax
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	(2.6)	(2.2)	(6.6)
Repatriation of foreign earnings	—	0.3	1.7
Foreign withholding taxes	1.2	1.1	2.0
Federal and state research tax credits	—	(0.2)	(1.7)
State income taxes, net of federal tax benefit	1.4	2.2	0.9
Permanent differences	(1.5)	(0.4)	(1.4)
Change in deferred taxes	—	2.3	3.3
Change in uncertain tax positions	(0.6)	(4.6)	(12.4)
Acquisition transaction costs	—	1.9	0.6
Other	0.2	0.6	—
Effective income tax rate before valuation allowance	33.1	36.0	21.4
Valuation allowance	2.8	(2.3)	(0.1)
Effective income tax rate after valuation allowance	35.9%	33.7%	21.3%
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

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain DCP that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO (principal executive officer) and CFO (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.
At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 8, 2013, the Company's CEO and CFO had concluded that our DCP were effective at a reasonable assurance level as of December 31, 2012. Subsequently, the Company’s management, under the supervision and with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our DCP, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report, and our CEO and CFO, concluded that our DCP were not effective as of December 31, 2012 because of the material weaknesses in our ICFR as described below.
Restated Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate ICFR, as such term is defined in Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our CEO and CFO, our management conducted an assessment of the effectiveness of our ICFR based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2012. Based on those criteria, management identified material weaknesses in ICFR as of December 31, 2012, as described below.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. ICFR is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. ICFR also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by ICFR. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Material weaknesses in internal control over financial reporting
A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constitute material weaknesses in our ICFR as of December 31, 2012:

1.
The Company did not design and maintain effective internal control over the accounting for goodwill. Specifically, the Company did not design and maintain effective controls related to the identification of reporting units, the review of assumptions, data and calculations used in the annual impairment test, and the identification of changes in events and circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

2.
The Company did not design and maintain effective internal control over the accounting for intangible assets other than goodwill. Specifically, the Company did not design and maintain effective controls to test indefinite-lived intangible assets, separate from goodwill, for impairment at least annually, to evaluate the remaining useful life of definite-lived intangible assets each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization, and to identify changes in events and circumstances that would indicate intangible assets may be impaired.

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2012. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses and that therefore our ICFR was not effective as of December 31, 2012.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended December 31, 2012, our management, including our CEO and CFO, concluded that we maintained effective ICFR as of December 31, 2012. Management has subsequently concluded that the material weaknesses described above existed as of December 31, 2012. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2012, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on ICFR.

The effectiveness of the Company's ICFR as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

In light of the material weaknesses in ICFR described above, the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. , Following those additional analyses and procedures, management concluded that no changes were required to the financial statements previously filed and that the financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.
Plan for Remediation of Material Weaknesses
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses identified above. Management has or intends to take the following actions to address the material weaknesses:

1.
Management is in the process of re-designing its processes and controls relating to the accounting for goodwill, including the identification of reporting units, the review of assumptions, data and calculations used in the annual goodwill impairment test, and implementing a periodic review process to evaluate potential events and changes in circumstances that could indicate an impairment of goodwill at an interim date.

2.
Management is in the process of re-designing its processes and controls, including the implementation of new controls, relating to the accounting for intangible assets other than goodwill, including the performance of a separate annual impairment test of indefinite-lived intangible assets other than goodwill, the evaluation of the remaining useful lives of definite-lived intangible assets, and periodic review of potential changes in events and circumstances that could indicate an impairment at an interim date.

3.
Management is in the process of implementing changes in information technology general controls at our Woods/TISCO subsidiary, in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities.

4.	Management is in the process of implementing changes in controls over restricted access and segregation of duties within the SAP system.
Management believes the measures described above and others that will be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve ICFR, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting
There was no change in our ICFR during our fiscal quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Chief Executive Officer and Chief Financial Officer Certifications
The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

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

*14 Blount International Code of Ethics as amended, dated October 17, 2013 filed as Exhibit 99.2 to Form 8-K dated October 22, 2013 (Commission File No. 001-11549).

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

Dated: November 22, 2013

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
Dated: November 22, 2013

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