Form 10-Q/A
period 2013-03-31
BLOUNT INTERNATIONAL INC
filed 2013-11-22
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (the "Amended Filing" or "Form 10-Q/A") to our previously issued Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "Original Filing") to amend and restate our Item 4. Controls and Procedures disclosures related to effectiveness of our disclosure controls and procedures ("DCP") and internal control over financial reporting ("IFCR"). The Original Filing was filed with the Securities and Exchange Commission ("SEC") on May 7, 2013. Additionally, we have included disclosure related to our planned amended Annual Report on Form 10-K/A filing for the year ended December 31, 2012 in Part I, Item 4.

Restatement of Internal Control and Disclosures

Subsequent to the Original Filing, we conducted a re-evaluation of the adequacy of our ICFR related to accounting for goodwill, accounting for intangible assets other than goodwill, information technology general controls at our Woods/TISCO subsidiary, and controls over restricted access and segregation of duties within the SAP system. This re-evaluation identified the following material weaknesses in our ICFR as of December 31, 2012, that continued to exist as of March 31, 2013, the end of the period covered by this Form 10-Q/A.

This evaluation identified material weaknesses in ICFR as the Company 1) did not design and maintain effective internal controls over the accounting for goodwill, 2) did not design and maintain effective internal controls over the accounting for intangible assets other than goodwill, 3) did not design and maintain effective information technology general controls at our Woods/TISCO subsidiary, and 4) did not design and maintain effective controls over restricted access and segregation of duties within the SAP system as certain personnel have administrator access to execute certain conflicting transactions. These material weaknesses are described in more detail in Part I, Item 4 of this Amended Filing.

Notwithstanding the determination that material weaknesses existed as described above, management has concluded that our unaudited condensed consolidated financial statements included in the Original Filing are fairly presented in all material respects in accordance with generally accepted accounting principles in the United States of America and they may still be relied upon.

We will also be amending our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect the conclusions by our management that ICFR and DCP were not effective as of December 31, 2012.

PART I     FINANCIAL INFORMATION

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

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's DCP as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 8, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of December 31, 2012. On May 7, 2013, when the Original Filing was filed, the Company's Chief Executive Officer and Chief Financial Officer concluded that our DCP were also effective at a reasonable assurance level as of March 31, 2013. Subsequent to these evaluations, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, re-evaluated its previous conclusions on ICFR as of December 31, 2012 and determined that the material weaknesses described below existed as of that date and continued to exist as of March 31, 2013. Therefore, the Company's management, including the Chief Executive Officer and the Chief Financial Officer concluded that DCP were not effective as of December 31, 2012 or March 31, 2013, because of material weaknesses, as described below, in our ICFR.
Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of March 31, 2013. Management also determined that these material weaknesses existed as of December 31, 2012:

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2012 nor to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2013. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

The Company will be amending its Annual Report on Form 10-K for 2012 to reflect the conclusion by the Company's management that ICFR and DCP were not effective as of December 31, 2012.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.
Changes in internal control over financial reporting
There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS
(a) Exhibits:

**31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer.

**31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

**32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer. (1)

**32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer. (1)

*101.INS XBRL Instance Document

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

(1) Furnished, not filed.

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
Dated: November 22, 2013

EXHIBIT INDEX

**31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer.

**31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

**32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer. (1)

**32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer. (1)

*101.INS XBRL Instance Document

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

**	Filed electronically herewith. Copies of such exhibits may be obtained upon written request to:
Blount International, Inc.
P.O. Box 22127
Portland, Oregon 97269-2127
(1)	Furnished, not filed.