Form 10-K
period 2013-12-31
BLOUNT INTERNATIONAL INC
filed 2014-04-23
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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
☐  Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes  ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   ☐  Yes  ☒ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes  ☒ No
At June 30, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price 11.82 as reported by the New York Stock Exchange, was $478,764,159 (affiliates being, for these purposes only, directors, executive officers, and holders of more than 10% of the registrant’s Common Stock).
The number of shares outstanding of $0.01 par value common stock as of April 7, 2014 was 49,462,370 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS
Overview. Blount International, Inc. (“Blount” or the “Company”) is a global industrial company. The Company designs, manufactures, and markets equipment, replacement and component parts, and accessories for professionals and consumers in select end-markets under our proprietary brand names. We also manufacture and market such items to original equipment manufacturers (“OEMs”) under private label brand names. We specialize in manufacturing cutting parts and equipment used in forestry, lawn, and garden; farming, ranching, and agricultural; and construction applications. We also purchase products manufactured by other suppliers that are aligned with the markets we serve and market them, typically under one of our brands, through our global sales and distribution network. Our products are sold in more than 110 countries and approximately 54% of our 2013 sales were shipped to customers outside of the United States of America (“U.S.”). Our Company is headquartered in Portland, Oregon and we have manufacturing operations in the U.S., Brazil, Canada, China, and France. In 2011, 2012 and 2013, the Company also operated a small manufacturing facility in Mexico which was closed in January 2014. In addition, we operate marketing, sales, and distribution centers in Europe, North America, South America, and the Asia-Pacific region.
We operate in two primary business segments: the Forestry, Lawn, and Garden (“FLAG”) segment and the Farm Ranch and Agriculture (“FRAG”) segment. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases replacement parts and accessories from other manufacturers and markets them, primarily under our brands, to our FLAG customers through our global sales and distribution network. The FLAG segment currently includes the operations of the Company that have historically served the forestry, lawn, and garden markets, as well as KOX GmbH and related companies (collectively "KOX"), and a portion of Finalame SA, which includes PBL SA and related companies (collectively "PBL").
The Company’s FRAG segment designs, manufactures, assembles and markets attachments and implements for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers that we market to our FRAG customers through our sales and distribution network. The FRAG segment currently includes the operations of SP Companies, Inc. and SpeeCo, Inc. (collectively "SpeeCo"), GenWoods HoldCo, LLC and its wholly-owned subsidiary, Woods Equipment Company (collectively "Woods/TISCO"), and a portion of PBL.
The Company also operates a concrete cutting and finishing equipment business that is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws for the construction and utility markets.
In 2010 and 2011 we acquired 4 businesses, much of which comprise the operations of the FRAG segment. On August 10, 2010, we acquired SpeeCo, a manufacturer and supplier of log splitters, post-hole diggers, tractor three-point linkage parts and equipment, and farm, ranch, and agriculture accessories located in Golden, Colorado. On March 1, 2011, we acquired KOX, a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. On August 5, 2011, we acquired PBL, a manufacturer of lawnmower blades and agricultural cutting blade component parts based in Civray, France. On September 7, 2011, we acquired Woods/TISCO, with operations primarily in the Midwestern U.S., a manufacturer and marketer of tractor attachments, implements, and replacement parts, primarily for the agriculture, grounds maintenance, and construction end markets.
Forestry, Lawn, and Garden Segment
Forestry Products. These products are sold under the Oregon®, Carlton®, and KOX™ brands, as well as under private labels for certain of our OEM customers. Manufactured product lines include a broad range of cutting chain, chain saw guide bars, and cutting chain drive sprockets used on portable gasoline and electric chain saws and on mechanical timber harvesting equipment. We also purchase and market replacement parts and other accessories for the forestry market, including chain saw engine replacement parts, safety equipment and clothing, lubricants, maintenance tools, hand tools, and other accessories used in forestry applications. We also market a line of battery powered electric chain saws under the Oregon® brand.
Lawn and Garden Products. These products are sold under the Oregon® brand name, as well as private labels for certain of our OEM and retail customers. Manufactured product lines include lawnmower and edger cutting blades designed to fit a wide variety of machines and cutting conditions, cutting blades for grass-cutting equipment, and garden tiller tines. We also purchase and market various cutting attachments, replacement parts, and accessories for the lawn and garden market, such as cutting line for line trimmers, air filters, spark plugs, lubricants, wheels, belts, grass bags, maintenance tools, hand tools, and accessories to service the lawn and garden equipment industry. In 2013, we expanded marketing of a line of cordless electric tools including a String Trimmer and Hedge Trimmer under the Oregon® brand name.
Our FLAG products are sold under both our own proprietary brands and private labels to OEMs for use on new chain saws and lawn and garden equipment, and to professionals and consumers as replacement parts through distributors, dealers, direct sales companies, and mass merchants. During 2013, approximately 24% of the FLAG segment’s sales were to OEMs, with the remainder sold primarily into the replacement market.
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
Farm, Ranch, and Agriculture Segment
Equipment and Tractor Attachment Products. These products are sold under the AlitecTM, CF®, Gannon®, Oregon®, PowerPro®, SpeeCo®, WainRoy®, and Woods® brand names, as well as under private labels for some of our OEM and retail customers. Product lines include attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, snow blowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments.
OEM and Aftermarket Parts. These products are sold under the PBL™, SpeeCo®, TISCO®, Tru-Power®, Vintage Iron®, and WoodsCare™ brand names, as well as under private labels for some of our OEM and national retailer customers. The FRAG segment manufactures a variety of attachment cutting blade component parts sold to OEM customers for inclusion in original equipment, and as replacement parts. The FRAG segment also markets replacement parts and accessories purchased from other manufacturers, including tractor linkage, electrical, engine and hydraulic replacement parts, and other accessories used in the agriculture and construction equipment markets.

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
To help us compete in our markets, we have reduced costs by utilizing global sourcing for key components and products. In addition, we believe we are an industry leader in product innovation and design in certain of our product categories. We also believe our long-standing relationships with key national retailers in North America have helped us maintain or grow our market share.
Weather can influence our FRAG sales cycle. For example, seasonal rainfall plays a role in demand for our agricultural and grounds maintenance products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. Increases in home heating fuel costs and changes in temperature patterns can also drive the demand for firewood, which in turn drives the demand for our log splitters. Finally, demand for our products is affected by housing starts, crop prices, and disposable and farm income levels for our end customers.
Increases in raw material prices, particularly for steel, can negatively affect profit margins in our FRAG business, especially in the short term. Fluctuations in foreign exchange rates and transportation costs can also affect our profitability as we source a significant amount of our components from China and ship them to the U.S. for assembly and distribution. Our industry is highly competitive, making pricing pressure a potential threat to sustaining profit margins. For additional information regarding the FRAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18 of Notes to Consolidated Financial Statements.
Concrete Cutting and Finishing Products
We operate a business in the specialized concrete cutting and finishing market. These products are sold primarily under the ICS® brand. The principal product is a proprietary diamond-segmented chain, which is used on gasoline and hydraulic powered concrete cutting saws and equipment. We also market and distribute branded gasoline and hydraulic powered concrete cutting chain saws to our customers, which include contractors, rental equipment companies, and construction equipment dealers, primarily in the U.S. and Europe. The power heads for these saws are manufactured for us by third parties. Competition primarily comes from manufacturers of traditional circular concrete cutting saws, including Husqvarna and Stihl. We also supply diamond-segmented chain to certain of these competitors. On January 29, 2014, we acquired Pentruder Inc. of Chandler Arizona ("Pentruder"), to become the exclusive distributor of Pentruder high-performance concrete cutting systems in the Americas. We believe we are a market leader in diamond chain cutting products.
Corporate Operations
We maintain a centralized administrative staff at our headquarters in Portland, Oregon. This centralized administrative staff provides the executive leadership for the Company, as well as accounting, finance, information technology, and supply chain services, administration of various health and welfare plans, risk management and insurance services, supervision of the Company’s capital structure, and oversight of the regulatory, compliance, and legal functions. Operating expenses of this central administrative function are included in selling, general, and administrative expenses (“SG&A”) in the Consolidated Statements of Income. The cost of providing certain shared services is allocated to our business segments using various allocation drivers such as headcount, software licenses, purchase volume, shipping volume, sales revenue, square footage, and other factors.
Intellectual Property
Our proprietary brands include Alitec™, Carlton®, CF™, EuroMAX®, FORCE4®, Fusion®, Gannon™, Gator™, Gator Mulcher®, ICS®, INTENZ®, Jet-Fit®, Magnum Edger™, Oregon®, PBL™, PowerGrit®, PowerSharp®, Power-Match®, PowerNow™, PowerPro™, RentMAX™, SealPro®, SpeeCo®, SpeedHook®, Silverstreak®, Tiger®, Tisco®, Tru-Power®, Vintage Iron™, WainRoy®, Windsor®, Woods®, Woods Batwing™, Woods BrushBull™, Woods Mow'n Machine™, and WoodsCare™. All of these are registered, pending, or common trademarks of Blount and its subsidiaries in the U.S. and/or other countries. Some forms of Windsor® are used under license from affiliates of Snap-On, Inc.

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
Capacity Utilization
Based on a five-day, three-shift work week, average capacity utilization is estimated as follows:

Capacity Utilization	Year Ended December 31,
	2013	2012
Forestry, lawn, and garden	74%	84%
Farm, ranch, and agriculture	34%	36%
Concrete cutting and finishing	60%	60%
Historically, the Company has operated its FLAG segment facilities at high capacity utilization levels. Capacity for our forestry products has been expanded in recent years including a significant expansion of our facility in Fuzhou, China. The Company expects to meet future sales demand growth by expanding capacity at existing facilities through both productivity enhancements and capital investment as well as a potential capital investment in additional FLAG locations. Partially offsetting these capacity expansions are recent facility consolidation actions we have undertaken to streamline operations and reduce costs. We have also increased manufacturing capacity for FLAG lawn and garden products with the acquisition of PBL in 2011. The FRAG segment facilities were generally operated on a five-day, one-shift basis during 2012 and 2013. During 2012, we consolidated our FRAG assembly operations formerly located in Golden, Colorado into a new larger facility in Kansas City, Missouri. We are currently expanding manufacturing capacity in our FRAG segment by investing in productivity enhancements and through capital investment.
Backlog
Our sales order backlog was as follows:

Sales Order Backlog	As of December 31,
(Amounts in thousands)	2013	2012	2011
Forestry, lawn, and garden	$150,850	$167,875	$182,414
Farm, ranch, and agriculture	31,355	31,480	30,756
Concrete cutting and finishing	434	443	562
Total sales order backlog	$182,639	$199,798	$213,732
The total sales order backlog as of December 31, 2013 is expected to be completed and shipped within twelve months.
Employees
At December 31, 2013, we employed approximately 4,200 individuals. None of our U.S. employees belong to a labor union. The number of foreign employees who belong to labor unions is not significant. Certain of our foreign locations participate with workers councils which perform functions similar to a labor union. Certain other foreign locations participate with industry trade groups that negotiate certain policies and procedures for the general industry or with employer workers councils. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years.
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
On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations, as summarized in the following table.

Environmental Compliance Costs	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Expenses attributed to environmental compliance	$1,500	$2,200	$2,300
Capital expenditures attributed to environmental compliance	700	500	600
Total attributed to environmental compliance	$2,200	$2,700	$2,900
We expect to spend between $2.0 million and $3.0 million per year in capital and operating costs over the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.
In the manufacture of our products, we use certain chemicals and processes, including chrome and paints applied to some of our products, and oils used on metal-working machinery. Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. For certain of our former facilities, we retained responsibility for past environmental matters under certain conditions and pursuant to the terms of the agreements by which we sold the properties to third party purchasers. In addition, from time to time third parties have asserted claims against us for environmental remediation at former sites despite the absence of a contractual obligation. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring, and in some cases, remediating. We have recognized the estimated costs of remediation in the Consolidated Financial Statements for all known contaminations that require remediation by us. As of December 31, 2013, the total recorded liability for environmental remediation was $3.0 million. Management believes that costs incurred to investigate, monitor, and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows. We cannot be sure, however, that we have identified all existing contamination on our current and former properties or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up environmental contamination.
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
Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Blount, who file electronically with the SEC.
ITEM 1A. RISK FACTORS
Competition—Competition may result in decreased sales, operating income, and cash flow.
The markets in which we operate are competitive. We believe that design features, product quality, product performance, customer service, delivery lead times, and price are the principal factors considered by our customers. Some of our competitors may have, or may develop, greater financial resources, lower costs, superior technology, more favorable operating conditions, or may require lower returns on capital invested than we do. For example, our competitors are expanding capacity or contracting with suppliers located in China and other low-cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies has nevertheless been formidable and has, in some cases, negatively affected our business through the introduction of lower competitive pricing in the market. We may not be able to compete successfully with our existing or any new competitors, and the competitive pressures we face may result in decreased sales, operating income, and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes. Certain of our customers also compete with us with certain products in selected markets, and they may expand their production and marketing of competing products in the future.
Key Customers—Loss of one or more key customers would substantially decrease our sales.
In 2013, none of our customers accounted for 10% or more of our total sales and our top three customers accounted for $136.1 million, or 15.1%, of our total sales. Aside from our top three customers, no other customer individually accounted for more than 2.0% of our total sales in 2013. While we expect these business relationships to continue, the loss of any of these key customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income, and cash flows. Certain customers may also decide to self-manufacture various components that we currently sell to them, which would have an adverse effect on our business. For example, in 2013, one of our customers, the Husqvarna Group, announced its intention to manufacture certain cutting chain beginning in 2015, which will likely result in a reduction in our sales, operating income, and cash flows.
Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.
We purchase important materials and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination or disruption of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality, and a possible loss of sales in the short-term. In 2013, we purchased $14.7 million in products from our largest supplier and $52.1 million in products and raw materials from our top five suppliers. During 2012, we experienced difficulty in obtaining certain component parts on a timely basis from one of our key suppliers in the FRAG segment, and these supply disruptions in turn resulted in delayed and ultimately lost sales of some of our FRAG products, as well as higher costs to expedite delivery and service customer demand.
Some raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. In 2013 we purchased $88.0 million of steel. In addition to steel raw material, we also purchase components and subassemblies that are made with steel, and prices for these items are subject to steel price volatility risk. We have not hedged against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short-term through increased pricing. We estimate that a 10% change in the price of steel purchased as raw material, without a corresponding increase in selling prices, would have reduced 2013 income from continuing operations before taxes by $8.8 million.

Foreign Sales and Operations—We have substantial foreign sales, operations, and property, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in currency exchange rates, unexpected changes in regulatory environments, or potentially adverse tax consequences.
In 2013, approximately 54% of our sales were shipped to customers outside of the U.S. International sales and operations are subject to inherent risks, including changes in local economic or political conditions, instability of government institutions, the imposition of currency exchange restrictions, unexpected changes in legal and regulatory environments, nationalization of private property, and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales.
Some of our sales and expenses are denominated in local currencies that are affected by fluctuations in currency exchange rates in relation to the U.S. Dollar. Historically, our principal local currency exposures have been related to manufacturing costs and expenses in Brazil and Canada, and local currency sales and expenses in Europe. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have reduced our operating income by $5.4 million in 2013. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $12.2 million and operating income by $1.3 million in 2013. We estimate that the year-over-year movement of foreign exchange rates from 2012 to 2013, whereby the U.S. Dollar strengthened in relation to the Canadian Dollar and the Euro, decreased our sales by $2.3 million and our operating income by $0.8 million.
Also, approximately 55% of our foreign sales in 2013 were denominated in U.S. Dollars. We may see a decline in sales during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. Furthermore, if the U.S. Dollar strengthens against foreign currencies, it becomes more costly for foreign customers to pay their U.S. Dollar balances owed. They may have difficulty in repaying these amounts, and in turn, our bad debt expense may increase.
In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2013, 857,556, or 43%, of the total square feet of our owned facilities are located outside of the U.S., and 28% of our leased square footage is located outside the U.S. This foreign-based property, plant, and equipment is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing and distribution capabilities and would result in reduced sales, operating income, and cash flows.

Sanctions by the U.S. government against certain companies and individuals in Russia and Ukraine may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We currently derive a portion (approximately 2% in 2013) of our revenue from Russia and Ukraine, and have a sales and distribution office in Russia. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia and Ukraine, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, could be materially adversely affected.
Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.
Sales of many of our products are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for agricultural and yard care products, such as tractor attachments and lawnmower blades, and conversely, plentiful rain conditions stimulate demand for these products. During 2013, continuing drought conditions in North America resulted in lower sales of certain of our FRAG and lawn and garden products. Natural disasters such as hurricanes, typhoons, and ice and wind storms that knock down trees can stimulate demand for our forestry and log splitter products. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

Financial Leverage—Due to our financial leverage, we could have difficulty operating our business and satisfying our debt obligations.
As of December 31, 2013, we have $662.0 million of total liabilities, including $438.0 million of debt. Our debt leverage is significant, and may have important consequences for us, including the following:

•
A significant portion of our cash flow from operations is dedicated to the payment of interest expense and required principal repayments, which reduces the funds that would otherwise be available to fund operations and future business opportunities. Cash interest and mandatory debt principal payments totaled $39.2 million during 2013.

•
A substantial decrease in net operating income and cash flows or a substantial increase in expenses may make it difficult for us to meet our debt service requirements or force us to modify our operations.

•	Our financial leverage may make us more vulnerable to economic downturns and competitive pressures.

•
Our ability to obtain additional or replacement financing for working capital, capital expenditures, or other purposes, may be impaired, or such financing may not be available on terms favorable to us under current market conditions for credit.

We have available borrowing capacity under the revolving portion of our senior credit facilities of $121.0 million as of December 31, 2013. Our term loan facility limits our borrowing of additional principal amounts. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and product development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations in customer orders, sales, operating results, and cash flows. Our business may not be able to generate sufficient cash flow from our operations or future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. An inability to pay our debts would require us to pursue one or more alternative capital raising strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling equity capital. However, alternative strategies may not be feasible at the time or may not prove adequate, which could cause us to default on our obligations and would impair our liquidity. Also, some alternative strategies would require the prior consent of our secured lenders, which we may not be able to obtain. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
A breach of any of our restrictive debt covenants could result in acceleration of our obligations to repay our debt. An acceleration of our repayment obligations under our senior credit facilities could result in a payment or distribution of substantially all of our assets to our secured lenders, which would materially impair our ability to operate our business as a going concern. In addition, our senior credit facility agreement, among other things, restricts and/or limits our and certain of our subsidiaries’ ability to:

•	incur debt;

•	guarantee indebtedness of others;

•	pay dividends on our stock;

•	repurchase our stock;

•	pursue business acquisitions;

•	make certain types of investments;

•	use assets as security in other transactions;

•	sell certain assets or merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into certain types of transactions with affiliates;

•	enter into certain new businesses; and

•	make certain payments in respect of subordinated indebtedness.
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

The Company’s acquisitions may result in certain risks for its business and operations.

The Company completed several acquisitions in 2010, 2011, and early 2014, and may make additional acquisitions in the future. Acquisitions involve a number of risks, including:

•	the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits of the acquisitions will not be realized,

•	the acquired businesses will lose market acceptance or profitability,

•	the diversion of management's attention and other resources,

•	the incurrence of unexpected liabilities, and

•	the loss of key personnel or customers of acquired companies.

In addition, the success of the Company’s long-term growth and strategy will depend in part on its ability to:

•	identify suitable future acquisition candidates,

•	obtain the necessary financing,

•	combine and integrate operations, departments, systems, and procedures, and

•	obtain cost savings and other efficiencies and synergies from the acquisitions.

Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, contingent liabilities, substantial depreciation, adverse tax, or other consequences. The Company is still in the process of integrating the businesses and operations of recent acquisitions. The Company cannot ensure that such integrations will be successfully completed or that all of the planned synergies will be realized.
Litigation—We may have litigation liabilities that could result in significant costs to us.
Our historical and current business operations have resulted in a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products, and litigation involving alleged patent infringement. Certain of these liabilities were retained by us under terms of the relevant divestiture agreements and relate to our discontinued operations. Some of these product liability suits seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance, and other related costs could result in future liabilities that are significant and that could significantly reduce our operating income, cash flows, and cash balances. See also Item 3, Legal Proceedings, and Note 14 to the Consolidated Financial Statements.
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
Future events, such as the discovery of additional contamination or other information concerning releases of hazardous substances at our or other sites affected by our actions, changes in existing environmental laws or their interpretation, including changes related to climate change, and more rigorous enforcement by regulatory authorities may require additional expenditures by us to modify operations, install pollution control equipment, investigate and monitor contamination at sites, clean contaminated sites, or curtail our operations. These expenditures could significantly reduce our net income and cash flows. See also Item 1, Business-Environmental Matters, Item 3, Legal Proceedings, and Note 14 to the Consolidated Financial Statements.
General Economic Factors—We are subject to general economic factors that are largely out of our control, any of which could, among other things, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses.
Our business is subject to a number of general economic factors, many of which are largely out of our control, which may, among other effects, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses. These factors include recessionary economic cycles and downturns in customers’ business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers’ business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowance for bad debts. World-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture and sell our products. Our senior credit facility borrowings are at variable interest rates. Increases in market reference interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate that an increase in our average interest rates in 2013 of 100 basis points would have increased our interest expense by $5.3 million. In addition, fluctuations in the market values of equity and debt securities held in the Company’s pension plan assets can adversely affect the funding status of our defined benefit pension plans. The expense and funding requirements for these plans may increase in the future as a result of reduced values of the plan assets. Furthermore, terrorist activities, anti-terrorist efforts, war, or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.
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

•	sales of common stock by our largest stockholders, directors, or executive officers; and

•	the other factors described in these “Risk Factors.”
In addition, the stock market and our common stock have historically experienced price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the preceding two-year period, our highest closing stock price has exceeded our lowest closing stock price by 52%. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.
Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.
Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2013, approximately 49% of our outstanding common stock was owned or controlled by our five largest stockholders. We may sell additional shares of common stock in subsequent public offerings, or other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock.
Computer Transaction Processing—An information technology system failure or breach of security may adversely affect our business.
We rely on information technology systems to manage our operations and transact our business. An information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our financial condition, results of operations, or cash flows.
In recent years we have increased the volume of sales transactions processed over the internet. As a result, sensitive information about our customers is stored in electronic media. If unauthorized access to this information were gained, we could be subject to penalties or claims by our customers, which could have an adverse effect on our business.

Management’s determination that material weaknesses exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. We must conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our management concluded that material weakness existed in our internal control over financial reporting and that internal control over financial reporting was not effective as of December 31, 2013. As a result of these material weaknesses, management also determined that our disclosure controls and procedures were not fully effective as of December 31, 2013.

In connection with our compliance and remediation efforts, we have incurred and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weaknesses in our internal controls. If not remediated, a material weakness, and any future potential material weaknesses identified by management, could result in future errors in our financial statements or in documents we file with the SEC that are not detected on a timely basis.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222-4679. Cutting chain, guide bar, and drive sprocket manufacturing facilities within our FLAG business segment are located in Portland, Oregon; Curitiba, Brazil; Guelph, Canada; and Fuzhou, China. Lawnmower blade manufacturing facilities within our FLAG business segment are located in Kansas City, Missouri and Civray, France. A small lawnmower blade manufacturing facility in Queretaro, Mexico was closed in January 2014. Assembly of log splitters and post-hole diggers within our FRAG business segment occurs in leased facilities in Kansas City, Missouri. Tractor attachment, construction attachment, riding lawnmowers, and other product manufacturing plants within our FRAG business segment are located in Oregon, Illinois; Kronenwetter, Wisconsin; Sioux Falls, South Dakota; and Civray, France. Sales offices and distribution centers are located in Coppell, Texas; Curitiba, Brazil; several locations in Europe; Fuzhou, China; Guelph, Canada; Nishi-ku, Yokohama, Japan; Kansas City, Missouri; Moscow, Russia; Nashville, Tennessee; Oregon, Illinois; Portland, Oregon; Rockford, Illinois; Sparks, Nevada; and Strongsville, Ohio. SpeeCo is headquartered in Golden, Colorado with design, engineering, sales, and marketing functions located in that leased facility.

In the opinion of management, all of these facilities are in relatively good condition, are currently in normal operation, and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2013 is as follows:

Properties	Area in Square Feet
	Owned	Leased
Forestry, lawn, and garden segment	1,211,448	537,300
Farm, ranch, and agriculture segment	538,800	651,800
Corporate and other	50,700	40,300
Total used in continuing operations	1,800,948	1,229,400
Assets held for sale	200,052	—
Total	2,001,000	1,229,400
We currently lease 95,000 square feet in Golden, Colorado that is presently idle and unoccupied. This lease expires in 2014 and the leased property is not included in the preceding table.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings see Note 14 of Notes to Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange (ticker “BLT”). The following table presents the quarterly high and low closing prices for the Company’s common stock for the last two years. Cash dividends have not been declared for the Company’s common stock since 1999. The Company’s senior credit facility agreement limits the amount available to pay dividends or repurchase Company stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. The Company had approximately 5,500 stockholders of record as of December 31, 2013. See information about the Company’s stock compensation plans in Note 17 to the Consolidated Financial Statements and also in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company has not sold any registered or unregistered securities, or repurchased any shares of its common stock, during the three year period ended December 31, 2013.
The Company’s highest and lowest closing stock price for each of the last eight quarters is presented in the table below.

High and Low Common Stock Price by Quarter	Common Stock
	High	Low
Year Ended December 31, 2012:
First quarter	$17.50	$14.61
Second quarter	17.11	13.00
Third quarter	15.04	12.71
Fourth quarter	15.82	12.87

Year Ended December 31, 2013
First quarter	$17.41	$13.34
Second quarter	14.37	11.82
Third quarter	13.34	11.55
Fourth quarter	14.51	11.61

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Income Data:	(1)	(2)	(3)	(4)	(5)
Sales	$900,595	$927,666	$831,630	$611,480	$487,366
Operating income	37,521	79,280	97,953	85,555	54,526
Interest expense, net of interest income	17,837	17,206	18,550	25,517	24,501
Income from continuing operations before income taxes	17,564	61,790	74,950	52,611	30,266
Income from continuing operations	4,840	39,588	49,682	41,402	21,945
Income from discontinued operations	—	—	—	5,798	1,048
Net income	4,840	39,588	49,682	47,200	22,993
Earnings per share:
Basic income per share:
Continuing operations	0.10	0.81	1.02	0.86	0.46
Discontinued operations	—	—	—	0.13	0.02
Net income	0.10	0.81	1.02	0.99	0.48
Diluted income per share:
Continuing operations	0.10	0.79	1.01	0.85	0.46
Discontinued operations	—	—	—	0.12	0.02
Net income	0.10	0.79	1.01	0.97	0.48
Weighted average shares used:
Basic	49,478	49,170	48,701	47,917	47,758
Diluted	50,122	49,899	49,434	48,508	48,274
	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$42,797	$50,267	$62,118	$80,708	$55,070
Working capital	227,852	255,338	235,860	187,547	149,547
Property, plant, and equipment, net	164,194	177,702	155,872	108,348	114,470
Total assets	816,351	905,291	884,207	580,887	483,566
Long-term debt	422,972	501,685	510,014	339,750	280,852
Total debt	437,988	516,757	530,362	350,000	285,865
Stockholders’ equity (deficit)	154,400	111,482	69,465	42,398	(6,740)
The table above gives effect to the sale of Gear Products on September 30, 2010 and treatment of this business unit as discontinued operations for all periods presented. In addition, the table reflects the acquisitions of SpeeCo on August 10, 2010, KOX on March 1, 2011, PBL on August 5, 2011, and Woods/TISCO on September 7, 2011, and inclusion of their operations from their acquisition dates forward. The results above also reflect the acquisition accounting effects of these acquisitions, as further described in Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results.

(1)
Operating income and income from continuing operations in 2013 includes a non-cash pre-tax impairment charge of $24.9 million on acquired intangible assets, and pre-tax charges of $8.2 million for facility closure and restructuring charges.

(2)	Operating income and income from continuing operations in 2012 includes a pre-tax charge of $7.4 million for facility closure and restructuring charges.

(3)	Income from continuing operations in 2011 includes a pre-tax charge of $3.9 million for early extinguishment of debt.

(4)	Income from continuing operations in 2010 includes a pre-tax charge of $7.0 million for early extinguishment of debt.

(5)
Operating income and income from continuing operations in 2009 include a pre-tax charge of $8.6 million for settlement of a litigation matter, fees associated with refinancing activities and costs associated with the transition of the Company's CEO position; a pre-tax charge of $7.2 million for facility closure and restructuring costs; and a pre-tax gain of $2.7 million on the sale of land and building in Europe.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report, as well as the information in Item 1, Business, and Item 6, Selected Consolidated Financial Data. See Item 1, Business, for an overview of the Company’s business, operating segments, the industries in which we compete, and general factors affecting our results. Our business has changed significantly over the past four years as a result of acquisitions of several business units. See Item 1, Business, and Note 2 to the Consolidated Financial Statements for descriptions of these transactions.
Consolidated Operating Results
Year Ended December 31, 2013 compared to year ended December 31, 2012

(Amounts in millions)
(Amounts may not sum due to rounding)	2013	2012	Change		Contributing Factor
Sales	$900.6	$927.7	$(27.1)
				$(28.9)	Unit sales volume
				4.1	Selling price and mix
				(2.3)	Foreign currency translation
Gross profit	242.0	256.2	(14.3)
Gross margin	26.9%	27.6%		(10.2)	Unit sales volume
				4.1	Selling price and mix
				(12.3)	Product cost and mix
				4.9	Average steel costs
				1.2	Acquisition accounting effects
				(1.2)	Facility closure costs
				(0.8)	Foreign currency translation
SG&A	173.5	170.5	3.0
As a percent of sales	19.3%	18.4%
				4.6	Compensation expense
				5.8	Professional services
				(3.5)	Advertising
				(2.3)	Travel and personnel-related
				(1.6)	Employee benefits
				(0.1)	Other, net
Facility closure and restructuring costs	6.0	6.4	(0.4)
Impairment of acquired intangible assets	24.9	—	24.9
Operating income	37.5	79.3	(41.8)
Operating margin	4.2%	8.5%		(14.3)	Decrease in gross profit
				(3.0)	Increase in SG&A
				0.4	Facility closure and restructuring costs
				(24.9)	Impairment of acquired intangible assets
Net income	$4.8	$39.6	$(34.7)
				(41.8)	Decrease in operating income
				(0.6)	Increase in net interest expense
				(1.8)	Change in other income (expense)
				9.5	Decrease in income tax provision

Sales decreased by $27.1 million, or 2.9%, from 2012 to 2013, due to lower unit sales volume and the unfavorable effects of movements in foreign currency exchange rates, partially offset by a favorable change in average selling prices and mix. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $2.3 million in 2013 compared to 2012, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real and Japanese Yen, partially offset by a relatively weaker U.S. Dollar in comparison to the Euro. International sales decreased by $30.0 million (5.8%), including the currency effects described above, while domestic sales increased by $2.9 million (0.7%). FLAG segment sales decreased $37.4 million, or 5.7%, FRAG segment sales increased $9.5 million, or 3.8%, and sales of concrete cutting and finishing products were up $0.9 million, or 3.2%. See further discussion below under Segment Results.
Gross profit decreased by $14.3 million, or 5.6%, from 2012 to 2013. Lower unit sales volume decreased gross profit by $10.2 million in 2013. In addition, $12.3 million in higher product cost and mix reduced gross profit, reflecting reduced manufacturing efficiencies and overhead absorption due to lower production levels during 2013, particularly in the FLAG segment. Gross profit was also negatively affected by $2.2 million in facility closure and restructuring costs included in cost of sales related to the consolidation of our saw chain manufacturing facilities in Portland, OR in 2013. This restructuring charge compares to the $1.0 in cost incurred in 2012 related to the consolidation of our former assembly and distribution center operations located in Golden, Colorado to our new facility in Kansas City, Missouri. Partially offsetting these gross profit decreases were positive effects of lower average steel costs of $4.9 million, a favorable net change in average selling prices and mix of $4.1 million, and reduced acquisition accounting effects of $1.2 million. See further discussion of the change in gross profit under Segment Results.
Fluctuations in currency exchange rates also decreased our gross profit in 2013 compared to 2012 by an estimated $0.8 million as the translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported foreign sales, only partially offset by lower reported foreign manufacturing costs.
Gross margin in 2013 was 26.9% of sales compared to 27.6% in 2012. Sales in the higher margin FLAG segment decreased from 2012 to 2013 while sales in the relatively lower margin FRAG segment increased year-over-year, negatively affecting our consolidated gross margin. Lower production volume in our FLAG segment further reduced gross margin by reducing manufacturing efficiency and overhead absorption. These negative factors in the FLAG segment were partially offset by higher gross margins in our FRAG segment. See further discussion following under Segment Results. Our strategies to improve gross margins are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to our manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs. In addition, the acquisition accounting effects for the acquired business units will gradually diminish over time with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins in the future.
SG&A was $173.5 million in 2013, compared to $170.5 million in 2012, representing an increase of $3.0 million, or 1.7%. As a percentage of sales, SG&A increased from 18.4% in 2012 to 19.3% in 2013. Compensation expense increased by $4.6 million on a comparative basis, reflecting annual wage increases and increased variable incentive compensation. Costs for professional services were $5.8 million higher in 2013 compared to 2012 primarily due to a $4.0 million increase in external audit fees. Partially offsetting these cost increases were reductions in advertising expense of $3.5 million and reduced travel and other personnel-related expenses of $2.3 million, due to cost containment efforts. In addition, costs of employee benefit programs reported in SG&A were $1.6 million lower, primarily due to lower post-retirement medical expenses as the Company amended the terms of its U.S. plan. See further discussion of this plan amendment in Note 12.
In 2013, the Company consolidated its two manufacturing facilities in Portland, Oregon to further improve efficiencies. We incurred charges of $8.2 million to consolidate the operations, including $2.2 million reported in cost of sales. Of these charges, $3.6 million were cash transition costs including severance and moving expenses, and $4.6 million were non-cash charges for impairment and accelerated depreciation on land, building, and equipment to be disposed of. The Company expects to incur approximately $0.5 million in additional charges to disassemble, move, and reassemble the remaining equipment at other Blount locations during the first half of 2014 to complete this transition. As of December 31, 2013, $83 thousand in accrued severance expense had not yet been paid. With this consolidation of manufacturing facilities, the Company expects to achieve more timely delivery by manufacturing closer to its customers, an overall reduction in global FLAG manufacturing headcount of approximately 200 positions, and annual cost savings of between $6 million and $8 million.
During 2012, we completed certain actions to consolidate our operations in Kansas City, Missouri and Golden, Colorado. We recognized direct costs of $7.4 million in 2012 associated with these actions of which $1.0 million are reported in cost of sales. We did not incur significant direct costs from this 2012 restructuring activity in 2013. See further discussion following under Year ended December 31, 2012 compared to year ended December 31, 2011.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility acquired with PBL in 2011 located in Queretaro, Mexico. Once completed, annualized cost reductions of approximately $2 million are expected from the consolidation, including the elimination of approximately 35 manufacturing positions. The Company expects to incur expenses of between $1.0 million and $1.5 million in 2014 to consolidate the manufacturing operations. These expenses include cash transition costs for severance, dismantling, moving, cleanup, and exit activities, and $0.3 million to $0.5 million in non-cash charges for equipment impairment charges. The Queretaro facility ceased operations on January 23, 2014 and is currently leased through September 2014. The Company expects to substantially complete this activity in the second quarter of 2014.
In the fourth quarter of 2013, the Company determined that certain indefinite-lived intangible assets related to recent acquisitions were impaired and should be written down to their estimated fair values. The Company recognized non-cash impairment charges totaling $24.9 million for these impairments. The impairment charges included $1.9 million reported in the FLAG segment and $20.9 million reported in the FRAG segment for impairment of goodwill related to SpeeCo and PBL. These goodwill impairment charges reflect reduced short-term expectations of sales, profitability, and cash flows at both SpeeCo and PBL compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term future expectations for these business units are based on actual performance in the fourth quarter of 2013, which was below management expectations, the 2014 operating plans of both businesses developed in the fourth quarter of 2013, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. Although management expects these businesses to return to higher levels of profitability and cash flows in the longer-term, accounting for goodwill under accounting principles generally accepted in the U.S. ("U.S. GAAP") requires that these non-cash impairment charges be recognized at this time.
The impairment charges also included $1.4 million recorded in the FLAG segment related to the Carlton trade name and $.7 million recognized in the FRAG segment related to the SpeeCo trade name. These impairment charges reflect reduced short-term expectations of sales growth for products marketed with the Carlton and SpeeCo trade names compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term future expectations for sales in these product lines are based on actual performance in 2013, which was below management expectations, 2014 operating plans developed in the fourth quarter of 2013, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. Although management expects more robust long-term sales growth for products sold under these trade names, accounting for indefinite-lived intangibles assets other than goodwill under U.S. GAAP requires that these non-cash impairment charges be recognized at this time.
We maintain defined benefit pension plans covering many of our employees and retirees in the U.S., Canada, and Europe. We also maintain post-retirement medical and other benefit plans covering many of our employees and retirees in the U.S., additional unfunded retirement plans in France and Japan, and defined contribution retirement plans covering our employees in the U.S. and Canada. The costs of these post-employment benefit plans are included in cost of goods sold and SG&A, and are determined either on an actuarial basis, or on an accrual basis. The accounting effects and funding requirements for certain of these plans are subject to actuarial estimates, actual plan experience, and the assumptions we make regarding future trends and expectations. See further discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates”. Total expense recognized for all post-employment benefit plans was $19.2 million in 2013 and $19.6 million in 2012. At December 31, 2013, we had $82.9 million of accumulated other comprehensive losses related to our pension and other post-employment benefit plans that will be amortized to expense over future years, including $7.2 million to be expensed in 2014. We expect our total expense for all post-employment benefit plans to be approximately $17 million in 2014.
Operating income decreased by $41.8 million from 2012 to 2013 due to non-cash impairment charges on acquired intangible assets of $24.9 million, decreased gross profit of $14.3 million, and increased SG&A expenses of $3.0 million. Our operating margin decreased from 8.5% of sales in 2012 to 4.2% of sales in 2013. Non-cash acquisition accounting effects, including the impairment of intangible assets, reduced our operating profit and operating margin by $39.6 million and 4.4% in 2013 and by $16.0 million and 1.7% in 2012, respectively.
Net interest expense was $17.8 million in 2013 compared to $17.2 million in 2012. The $0.6 million increase was due to incremental interest payments on interest rate swap contracts, partially offset by lower average outstanding debt balances in the comparable periods.
Other expense, net was $2.1 million in 2013 and $0.3 million in 2012, primarily reflecting the unfavorable accounting effects of foreign currency exchange rate movements on non-operating assets during 2013.
Net income in 2013 was $4.8 million, or $0.10 per diluted share, compared to $39.6 million, or $0.79 per diluted share, in 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011

(Amounts in millions)
(Amounts may not sum due to rounding)	2012	2011	Change		Contributing Factor
Sales	$927.7	$831.6	$96.0
				$(42.6)	Sales volume, excluding acquisitions
				139.3	Acquired sales volume
				13.1	Selling price and mix
				(13.8)	Foreign currency translation
Gross profit	256.2	255.8	0.4
Gross margin	27.6%	30.8%		17.0	Sales volume, including acquisitions
				13.1	Selling price and mix
				(18.4)	Product cost and mix
				0.6	Average steel costs
				(6.6)	Incremental logistic costs
				(1.0)	Facility closure costs
				(0.4)	Acquisition accounting effects
				(3.9)	Foreign currency translation
SG&A	170.5	157.9	12.7
As a percent of sales	18.4%	19.0%
				18.6	Incremental SG&A of acquisitions
				2.3	Compensation expense
				(7.3)	Professional services
				2.4	Employee benefits
				1.1	Travel and personnel-related
				(3.5)	Foreign currency translation
				(0.9)	Other, net
Facility closure and restructuring costs	6.4	—	6.4
Operating income	79.3	98.0	(18.7)
Operating margin	8.5%	11.8%		0.4	Increase in gross profit
				(12.7)	Increase in SG&A
				(6.4)	Facility closure and restructuring costs
Net income	$39.6	$49.7	$(10.1)
				(18.7)	Decrease in operating income
				1.3	Decrease in net interest expense
				4.2	Change in other income (expense)
				3.1	Decrease in income tax provision
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
Gross margin in 2012 was 27.6% of sales compared to 30.8% in 2011. Our gross margin decreased between the two years as a result of the businesses we acquired in 2010 and 2011, which have lower gross margins than the gross margins of our historical businesses. The impact of acquisition accounting effects has further lowered our gross margins. Excluding the results of the companies acquired in 2010 and 2011, our gross margin would have been 35.2% in 2012 and 35.3% in 2011. Our strategies to improve gross margins are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to their manufacturing and other processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs. In addition, the acquisition accounting effects for these acquired business units will gradually diminish over time with a resulting improvement to the gross margins of these acquisitions. However, there can be no assurance that we will be able to achieve our objective of improving gross margins in the future.
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
During 2012, we completed certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City. During 2012, we recognized direct costs of $7.4 million associated with these two actions. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden and in the previous distribution center in Kansas City that will not be utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing distribution center operations, third party costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million are reported in cost of sales in the Consolidated Statement of Income for the year ended December 31, 2012. We have not incurred significant direct costs from these transitions after 2012.
Total expense recognized for all post-retirement benefit plans was $19.6 million in 2012 and $15.5 million in 2011.
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
Net income in 2012 was $39.6 million, or $0.79 per diluted share, compared to $49.7 million, or $1.01 per diluted share, in 2011.
Income Tax Provision
The following table summarizes our income tax provision:

Income Tax Provision	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Income before income taxes	$17,564	$61,790	$74,950
Provision for income taxes	12,724	22,202	25,268
Net income	4,840	39,588	49,682
Effective tax rate	72.4%	35.9%	33.7%
See Note 10 to Consolidated Financial Statements for additional information about income taxes and a reconciliation of the U.S. federal statutory rate to the effective income tax rate recognized in each year above.
The 2013 effective tax rate was higher than the federal statutory rate primarily due to non-deductible goodwill impairment charges. Excluding the effect of the goodwill impairment charges, the 2013 effective tax rate would have been 34.5%. The 2013 effective rate was further increased by foreign withholding taxes, state income taxes, deferred tax expense to establish a valuation allowance against deferred tax assets arising from certain foreign net operating loss (“NOL”) carryforwards, and the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities. These increases to the 2013 effective tax rate were partially offset by lower taxes on our foreign operations, permanent differences, including the domestic production deduction, and the net release of previously provided income tax expense on uncertain tax positions. The effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%.
The 2012 effective tax rate was slightly higher than the federal statutory rate due to foreign withholding taxes, state income taxes, and additional deferred tax expense to establish a valuation allowance against deferred tax assets arising from certain foreign NOL carryforwards. These increases to the 2012 effective tax rate were partially offset by lower taxes on our foreign operations and permanent differences, including the domestic production deduction.
The 2011 effective tax rate was lower than the federal statutory rate due to lower taxes on our foreign operations, permanent differences, including the domestic production deduction, and the release of previously provided income tax expense on uncertain tax positions resulting from the expiration of the statute of limitations for certain tax returns. These reductions to the 2011 effective tax rate were partially offset by foreign withholding taxes, state income taxes, and the unfavorable impact of nondeductible transaction costs incurred to facilitate the 2011 acquisitions of KOX, PBL, and Woods/TISCO.
Segment Results
The following table reflects results by segment:

Segment Results	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Sales:
FLAG	$613,105	$650,480	$659,883
FRAG	260,297	250,845	147,475
Corporate and other	27,193	26,341	24,272
Total sales	$900,595	$927,666	$831,630
Operating income (expense):
FLAG	$83,215	$108,255	$115,597
FRAG	(18,641)	(7,495)	4,474
Corporate and other	(27,053)	(21,480)	(22,118)
Total operating income	$37,521	$79,280	$97,953

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and operating income in the FLAG segment between 2012 and 2013:

FLAG Segment Results - 2013 Compared to 2012
(Amounts in thousands)	Sales	Contribution to Operating Income
Year Ended December 31, 2012	$650,480	$108,255
Unit sales volume	(37,602)	(12,591)
Selling price and mix	2,984	2,984
Steel cost	—	3,970
Other product costs and mix	—	(20,765)
SG&A expense	—	3,992
Acquisition accounting effects	—	1,484
Impairment of acquired intangible assets	—	(3,292)
Foreign currency translation	(2,757)	(822)
Year Ended December 31, 2013	$613,105	$83,215
Sales in the FLAG segment decreased by $37.4 million, or 5.7%, from 2012 to 2013, primarily due to lower unit sales volume of $37.6 million. The lower sales volume is primarily due to reduced demand for our products in certain geographic regions as further described below. Changes in average selling prices, reflecting selected pricing actions taken in 2012 and 2013, and changes in product mix increased FLAG sales revenue by $3.0 million in 2013. The translation of foreign currency-denominated sales transactions decreased FLAG sales by $2.8 million, primarily due to the relatively stronger U.S. Dollar in comparison to most foreign currencies.
Sales of forestry products were down 6.3%, while sales of lawn and garden products were down 3.2%. FLAG sales to OEMs were down 1.1% while sales to the replacement market decreased by 7.1%. FLAG sales decreased in North America by 3.3%, reflecting reduced orders due, in part, to a delayed spring in the first half of the year. FLAG sales in Europe and Russia decreased by 5.6%, reflecting continued softness in the European economy during 2013, partially offset by the foreign currency translation effect of a relatively weaker U.S. Dollar in comparison to the Euro. FLAG sales decreased in the Asia-Pacific region by 10.6%, driven by relatively soft market conditions in that region and the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Japanese Yen. FLAG sales in South America decreased by 11.6% during 2013, driven by the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Brazilian Real. Sales to other regions increased by 41.2% or $4.7 million, driven by increased demand in those regions.
Sales order backlog for the FLAG segment at December 31, 2013 was $150.9 million compared to $167.9 million at December 31, 2012. The reduction in sales order backlog reflects reduced demand for our FLAG products, as customers managed field inventory levels and deferred some orders to 2014.
Contribution to operating income from the FLAG segment decreased $25.0 million, or 23.1%, from 2012 to 2013. Lower unit sales volume reduced the FLAG contribution to operating income while average selling price and mix improvements positively affected the FLAG contribution to operating income. Higher product cost and mix reduced contribution to operating income from the FLAG segment by $20.8 million. Lower production volumes during 2013 reduced overhead absorption and manufacturing efficiency. FLAG production facilities for 2013 were operated at approximately 74% of capacity, compared to approximately 84% of capacity during 2012. Average steel costs were $4.0 million lower in 2013 than in 2012. SG&A expense was $4.0 million lower in 2013 than in 2012, driven primarily by lower advertising costs. Fluctuations in currency exchange rates also decreased the FLAG segment contribution to operating income by $0.8 million.
Acquisition accounting effects from amortization of intangible assets decreased for the FLAG segment by $1.5 million, reflecting the accelerated nature of the timing of recognition for such effects. Offsetting the decreased acquisition accounting effects, non-cash impairment charges on acquired intangible assets of $3.3 million was recognized in the FLAG segment in 2013. In the fourth quarter of 2013, the Company recognized a $1.9 million non-cash impairment charge on PBL's goodwill and a $1.4 million non-cash impairment charge related to the Carlton trade name in the FLAG segment. For additional information about our impairment charges, see Critical Accounting Policies and Estimates, as well as, Note 7 Intangible Assets in the accompanying notes to the consolidated financial statements.

The following table reflects the factors contributing to the change in sales and operating income in the FLAG segment between 2011 and 2012:

FLAG Segment Results - 2012 Compared to 2011
(Amounts in thousands)	Sales	Contribution to Operating Income
Year Ended December 31, 2011	$659,883	$115,597
Unit sales volume, excluding acquisitions	(26,468)	(12,448)
Selling price and mix	11,966	11,966
Other product costs and mix	—	(9,203)
SG&A expense, excluding acquisitions	—	9
Acquired businesses, excluding acquisition accounting effects	17,880	1,695
Acquisition accounting effects	—	923
Foreign currency translation	(12,781)	(284)
Year Ended December 31, 2012	$650,480	$108,255
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

Contribution to operating income from the FLAG segment decreased $7.3 million, or 6.4%, from 2011 to 2012. Lower unit sales volume reduced the FLAG contribution to operating income while average selling price and mix improvements positively affected the FLAG contribution to operating income. Higher product cost and mix reduced contribution to operating income from the FLAG segment by $9.2 million. The inclusion of the results of KOX and PBL for the periods after the one year anniversary of their acquisition dates has resulted in less favorable product mix as these business units operate at lower operating margins than our historical FLAG operations. In addition, lower production volumes during 2012 reduced overhead absorption and manufacturing efficiency. FLAG production facilities for 2012 were operated at approximately 84% of capacity, compared to approximately 93% of capacity during 2011. In addition, costs in the new distribution center in Kansas City were increased during the start-up and transition phase of that facility. Average steel costs were slightly lower in 2012 than in 2011. Excluding acquisitions, SG&A expense was flat from 2011 to 2012, reflecting the positive effects of foreign currency movements, reduced variable incentive compensation expense, and efforts to contain costs, offset by annual wage increases and increased headcount.

The effect of acquired sales volume and incremental SG&A of recent acquisitions contributed $1.7 million to operating income in 2012 in the FLAG segment, excluding acquisition costs. Acquisition accounting effects decreased for the FLAG segment by $0.9 million, reflecting the accelerated nature of the timing of recognition for such effects.
The FLAG segment results in 2011 include the operations of the Company that have historically served the FLAG markets, as well as the results of KOX from the acquisition date of March 1, 2011 to the end of the year, and the results of the FLAG portion of PBL from the acquisition date of August 5, 2011 to the end of the year. The FLAG segment results include the results of all three business units during all of 2012.
Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and operating income in the FRAG segment between 2012 and 2013:

FRAG Segment Results - 2013 Compared to 2012
(Amounts in thousands)	Sales	Contribution to Operating Income
Year Ended December 31, 2012	$250,845	$(7,495)
Unit sales volume	7,782	1,828
Selling price and mix	1,392	1,392
Steel cost	—	903
Other product costs and mix	—	8,017
SG&A expense	—	(1,424)
Acquisition accounting effects	—	(239)
Impairment of acquired intangible assets	—	(21,587)
Foreign currency translation	278	(36)
Year Ended December 31, 2013	$260,297	$(18,641)
Sales in the FRAG segment increased $9.5 million, or 3.8%, from 2012 to 2013, primarily due to higher sales volume, driven by increased market demand and related shipments of log splitters and tractor attachments. In addition, improved average pricing and mix, and positive effects of foreign currency translation contributed to increased sales. FRAG sales in North America represented 94.2% of segment sales in 2013 and increased by 2.6% over 2012. Sales of whole goods increased by 2.3%, sales of replacement parts increased by 4.5%, and sales to OEM customers increased by 7.8% in the FRAG segment.
Sales order backlog for the FRAG segment at December 31, 2013 was $31.4 million compared to $31.5 million at December 31, 2012.
The contribution to operating income from the FRAG segment was a loss of $18.6 million in 2013 compared to a loss of $7.5 million in 2012. Non-cash impairment charges on acquired intangible assets of $21.6 million were recognized in 2013, offsetting other improvements in operating results during 2013. In the fourth quarter of 2013, the FRAG segment recognized impairment charges of $20.9 million on goodwill at SpeeCo and PBL, and $.7 million on the SpeeCo trade name intangible asset. For additional information about our impairment charges, see Critical Accounting Policies and Estimates, as well as, Note 7 Intangible Assets in the accompanying notes to the consolidated financial statements.
Higher unit sales volume, higher average selling price and mix, lower average steel costs, and lower product and logistics costs contributed to improvement in 2013 operating results. The lower product costs in 2013 compared to 2012 reflect non-recurring, re-work and warranty costs on certain log splitter products recognized in 2012, and production and distribution inefficiencies incurred during the consolidation of our assembly and distribution centers during 2012. See further discussion following in FRAG Segment Results - 2012 Compared to 2011. These improvements in 2013 operating results in the FRAG segment were partially offset by increased SG&A expense of $1.4 million, driven by annual wage increases, increases in variable incentive compensation, and higher costs for professional services.

The following table reflects the factors contributing to the change in sales and operating income in the FRAG segment between 2011 and 2012:

FRAG Segment Results - 2012 Compared to 2011
(Amounts in thousands)	Sales	Contribution to Operating Income
Year Ended December 31, 2011	$147,475	$4,474
Unit sales volume, excluding acquisitions	(18,193)	(5,482)
Selling price and mix	407	407
Other product costs and mix	—	(8,628)
Incremental logistics costs	—	(6,579)
SG&A expense, excluding acquisitions	—	(3,919)
Acquired businesses, excluding acquisition accounting effects	121,409	13,413
Acquisition accounting effects	—	(1,280)
Foreign currency translation	(253)	99
Year Ended December 31, 2012	$250,845	$(7,495)
Sales in the FRAG segment increased $103.4 million, or 70.1%, from 2011 to 2012, driven by the acquisitions of PBL in August 2011 and Woods/TISCO in September 2011. Excluding the effect of sales from these acquired businesses occurring before the one year anniversary of their respective acquisition dates, FRAG unit sales volume decreased by $18.2 million, or 12.3%, from 2011 to 2012, primarily due to soft customer demand from continuing drought conditions in North America and above average temperatures, particularly in the Northeastern U.S., which reduced demand for log splitters. Unit sales volume of log splitters and certain FRAG parts during the first half of 2012 was further negatively impacted by difficulty in obtaining certain component parts from suppliers on a timely basis. As a result, we were unable to meet all of our customer demand for FRAG products during the spring 2012 selling season, which resulted in lost sales.
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
Most of our log splitter supply chain begins with unaffiliated suppliers in China. Under normal circumstances, component parts and resale products are shipped to our U.S. assembly and distribution center via ocean transport, which takes several weeks for delivery from our vendors to our assembly center. During 2012, due to problems with obtaining certain components on a timely basis from certain of these suppliers, we fell behind on deliveries to our customers. In order to minimize service disruption to our customers, we elected to incur higher air and other freight costs to expedite the delivery of products and components from China to our assembly and distribution center in the U.S., where the component parts are assembled and the finished products are shipped to our customers. These higher freight costs were $5.3 million in 2012. We did not incur significantly higher freight costs from expedited deliveries after 2012. We also incurred other incremental distribution costs of $1.3 million related to log splitter and other FRAG products in 2012. The FRAG results do not include the direct costs identified with the facility closure and restructuring activities, which are included in the Corporate and Other category.
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
Corporate and Other. Sales of concrete cutting and finishing products increased 3.2% from 2012 to 2013, primarily due to improved demand for our products in North America. Contribution to operating income from the Corporate and Other category was a loss of $27.1 million compared to a loss of $21.5 million in 2012. The increased loss is primarily due to higher external audit fees.
Sales of concrete cutting and finishing products increased 8.5% from 2011 to 2012, primarily due to improved demand for our products in North America. Contribution to operating income from the Corporate and Other category was a $0.6 million smaller loss in 2012 than in 2011, reflecting increased sales volume and improved price and mix for our concrete cutting and finishing products, partially offset by increased SG&A costs. SG&A expenses were higher in 2012 than in 2011, reflecting the $7.4 million of direct costs associated with the facility closure and restructuring activities during 2012, and increased costs of post-retirement benefit plans, partially offset by reduced costs of professional services and variable incentive compensation expenses.
Financial Condition, Liquidity, and Capital Resources
Our debt has fluctuated significantly in recent years due to additional borrowings to fund acquisitions, capital expenditures, and repayments from operating cash flows. We have also undertaken several refinancing transactions which have affected our borrowing capacity, borrowing rates, financial covenants, and other terms as further described in Note 9 to the Consolidated Financial Statements.
Debt is summarized as follows:

Debt	As of December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$175,000	$235,000
Term loans	260,107	281,250
Capital lease obligations	2,881	507
Total debt	437,988	516,757
Less current maturities	(15,016)	(15,072)
Long-term debt, excluding current maturities	$422,972	$501,685
Weighted average interest rate at end of period	2.68%	2.71%
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2013 and 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.
The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2013, the Company had the ability to borrow an additional $121.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date of August 31, 2016.
The term loan facility bears interest under the same terms as the revolving credit facility. The term loan facility also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants including, as of December 31, 2013:

•
Minimum fixed charge coverage ratio, defined as earnings before interest, taxes, depreciation, amortization, and certain adjustments defined in the credit agreement (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.10 through December 31, 2013, and 1.15 thereafter.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of December 31, 2013
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.10	1.43
Maximum leverage ratio	4.60	3.61
In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. There are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances. In the opinion of management, the Company was in compliance with all financial covenants as of December 31, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans. On March 28, 2014, the senior credit facilities were amended to delay the due date by which the Company is required to provide audited financial statements for the year ended December 31, 2013, from March 31, 2014 to May 30, 2014.
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
Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There has been no change to these credit ratings during 2013. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating. As of December 31, 2013, the credit ratings for the Company were as follows:

Credit Ratings	S&P	Moody's
Senior credit facility	BB-/Stable	Ba3/Negative
General credit rating	BB-/Stable	Ba3/Negative
Capital Lease Obligations. In July 2013, the Company entered into an equipment lease which is classified as a capital lease under U.S. GAAP. The lease is for a term of seven years, requires annual minimum lease payments of $0.4 million, and has an implied interest rate of 5.17%, resulting in a total of $0.5 million of imputed interest over the term of the lease obligation. The lease terms include an early buyout after six years, at the Company's option, at the fair value of the equipment at that time. The leased equipment and the lease obligation were recorded at their fair value in the amount of $2.6 million. In addition, in August 2011, the Company assumed a capital lease in the amount of $0.6 million in conjunction with the acquisition of PBL. This lease requires minimum annual payments of $0.1 million and has a term ending in 2019.
Other Debt. In conjunction with the acquisition of PBL in 2011, we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and the capital lease obligation mentioned above. We repaid all of PBL’s bank debt during 2011 and 2012.
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
Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates, and we have entered into interest rate cap and swap agreements to meet this requirement. The interest rate cap agreement matured June 1, 2013 and the interest rate swaps went into effect in June 2013. See further discussion of these agreements in Item 7A, Quantitative and Qualitative Disclosures about Market Risk. The weighted average interest rate on all debt, including the effect of the interest rate swaps, was 3.07% as of December 31, 2013 and 2.71% as of December 31, 2012.
Cash and cash equivalents at December 31, 2013 were $42.8 million compared to $50.3 million at December 31, 2012. As of December 31, 2013, $33.6 million of our cash and cash equivalents was held at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law may result in the payment of significant taxes. It is the intention of management for this cash to remain at our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.
Cash provided by operating activities is summarized in the following table:

Cash Provided by Operating Activities	Year Ended December 31,
(Amounts in thousands)	2013	2012		2011
Net income	$4,840	$39,588		$49,682
Non-cash items	77,318	43,321	—	50,258
Subtotal	82,158	82,909	—	99,940
Changes in assets and liabilities, net	14,897	(30,473)		(25,901)
Discontinued operations, net	—	—		(334)
Net cash provided by operating activities	$97,055	$52,436		$73,705
Non-cash items consist of early extinguishment of debt; depreciation; amortization; stock-based compensation; excess tax benefit from stock-based compensation; impairment charges, deferred income taxes; change in uncertain tax positions, loss on disposal of assets; and other non-cash charges. Net changes in assets and liabilities consist of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.
2013 net cash provided by operating activities of $97.1 million reflected the following significant items:

•	Net income of $4.8 million, a decrease from 2012 of $34.7 million, reflecting reduced operating results.

•
Depreciation of property, plant, and equipment totaling $33.5 million, an increase of $4.9 million from 2012, reflecting a full year of depreciation related to increased levels of property, plant, and equipment additions in 2012.

•
Amortization of $16.0 million, a decrease of $0.5 million from 2012, reflecting the accelerated nature of amortization of intangible assets for acquisitions. Amortization of these intangible assets, in general, will continue to decline in future periods. See Note 7 to Consolidated Financial Statements for additional information.

•	Stock-based compensation expense of $5.6 million.

•
Non-cash impairment charges of $27.4 million, including impairment charges on acquired intangible assets of $24.9 million and an asset impairment charge of $2.5 million related to our facility closure and restructuring activities.

•	A net deferred tax benefit of $5.7 million for routine fluctuations in timing differences.

•	A reduction in accrued uncertain tax positions of $1.7 million, following the settlement of certain tax audits and statute expirations.

•	A decrease in accounts receivable of $16.8 million, reflecting a $12.6 million decrease in sales in the fourth quarter of 2013 compared with the fourth quarter of 2012.

•
A decrease of $17.6 million in inventories, due to efforts to reduce inventories built up in 2012 in anticipation of higher 2013 sales and in anticipation of the transition of assembly and distribution operations from Golden to Kansas City.

•	An increase in other assets of $8.5 million, including an increase in income tax receivables of $3.6 million.

•
A decrease of $10.0 million in accounts payable and accrued expenses, driven by reduced inventory production and procurement levels and lower accrued income taxes of $2.4 million due to lower pre-tax income.

2012 net cash provided by operating activities of $52.4 million reflected the following significant items:

•	Net income of $39.6 million, a decrease from 2011 of $10.1 million, reflecting reduced operating results.

•
Depreciation of property, plant, and equipment totaling $28.6 million, an increase of $5.1 million from 2011, reflecting a full year of depreciation for the companies we acquired in 2011 as well as an increase in capital expenditures.

•	Amortization of $16.5 million, an increase of $4.2 million from 2011, reflecting a full year of amortization of acquired intangible assets for the companies we acquired in 2011.

•	Stock-based compensation expense of $5.6 million compared to $4.4 million in 2011, reflecting grants made over the preceding three years.

•	A net deferred tax benefit of $7.6 million, primarily due to differences in timing of amortization of acquired intangible assets.

•	A decrease in accounts receivable of $5.0 million, reflecting a $7.0 million decrease in sales in the fourth quarter of 2012 compared with the fourth quarter of 2011.

•	An increase of $25.5 million in inventories, reflecting a buildup due to production and purchases of inventory in expectation of increased sales in 2012, whereas actual sales were lower than expected.

•	A decrease in other liabilities of $9.7 million, primarily from cash contributions made to our post-retirement benefit plan obligations.

2011 net cash provided by operating activities of $73.7 million reflected the following significant items:

•	Net income of $49.7 million.

•	A non-cash charge of $3.9 million for early extinguishment of debt, resulting from our August 2011 refinancing transactions.

•	Depreciation of property, plant, and equipment totaling $23.5 million.

•
Amortization of $12.3 million, an increase of $5.7 million from 2010, due to the acquisitions of KOX, PBL and Woods/TISCO during 2011, and a full year of amortization for SpeeCo, acquired in August 2010.

•	Stock-based compensation expense of $4.4 million.

•	Other non-cash charges, net, of $5.0 million, including acquisition accounting charges related to adjustments to fair value of inventory and property, plant, and equipment totaling $4.3 million.

•
An increase in accounts receivable of $12.1 million, reflecting increased sales in the fourth quarter of 2011 compared with the fourth quarter of 2010, including the effect of sales from our 2011 acquisitions.

•	An increase of $5.2 million in accounts payable and accrued expenses, primarily the result of higher accrued taxes.

•	A decrease in other liabilities of $16.4 million, primarily from cash contributions made to our post-retirement benefit plan obligations.
Cash contributions for pension and other post-employment benefit plans totaled $18.2 million in 2013, $28.5 million in 2012, and $28.5 million in 2011. Funding requirements for all such post-retirement benefit plans are expected to total approximately $19 million during 2014. Funding requirements for post-retirement benefit plans can fluctuate significantly from year to year. See further discussion following under “Critical Accounting Policies and Estimates”. The Company intends to make contributions to our funded defined benefit pension plans in 2014 of approximately $7.0 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets, changes in actuarial assumptions, regulatory requirements, and market interest rates.
Cash used in investing activities is summarized as follows:

Cash Used in Investing Activities	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Purchases of property, plant, and equipment	$(29,575)	$(53,090)	$(38,965)
Proceeds from sale of assets	164	198	967
Acquisitions, net of cash acquired	—	—	(217,362)
Discontinued operations	3,394	—	2,620
Net cash used in investing activities	$(26,017)	$(52,892)	$(252,740)
Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending has represented replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2013, we invested a total of $29.6 million in property, plant, and equipment, compared to $53.1 million in 2012, and $39.0 million in 2011. The higher levels of expenditure in 2011 and 2012 reflect a significant expansion of capacity at our manufacturing facility in Fuzhou, China, as well as equipment and racking at our new larger, leased assembly and distribution center in Kansas City, Missouri. We expect our purchases of property, plant, and equipment in 2014 to be between $40 million and $45 million, including continued investment in equipment at the expanded facility in Fuzhou, China, and modernization of our other manufacturing facilities and equipment in various locations. In 2013 and 2011, we collected $3.4 million and $2.6 million, respectively, of proceeds held in escrow related to the sale of our Forestry Division during 2007. In 2011 we used $217.4 million of cash to acquire KOX, PBL, and Woods/TISCO, net of cash acquired.

Cash provided by (used in) financing activities is summarized as follows:

Cash Flows from Financing Activities	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net borrowing (repayment) under revolving credit facility	$(60,000)	$6,800	$228,200
Proceeds from issuance of term debt	—	—	300,000
Repayment of term loan, capital lease obligations and PBL debt principal	(21,389)	(20,416)	(361,563)
Debt issuance costs	(1,576)	(1,115)	(6,509)
Stock-based compensation activity	627	2,217	1,651
Net cash provided by (used in) financing activities	$(82,338)	$(12,514)	$161,779
Significant items in 2013 included:

•	Net repayments under the revolving credit facility of $60.0 million using cash generated by operations.

•
$14.8 million in scheduled term debt principal payments and an additional principal payment of $6.3 million resulting from 2012 excess cash flow generation as required under the senior credit facility agreement.

•	Payment of $1.6 million in debt issuance costs in conjunction with an amendment of our senior credit facilities.

Significant items in 2012 included:

•	Net borrowing under the revolving credit facility of $6.8 million.

•	Repayment of $15.0 million in term debt principal as required under the senior credit facility agreement.

•	Repayment of $5.3 million in PBL debt principal as we eliminated all bank debt at this subsidiary.

•	Payment of $1.1 million in debt issuance costs in conjunction with an amendment of our senior credit facilities.

Significant items in 2011 included:

•	Net borrowing under the new revolving credit facility, of $228.2 million.

•	Borrowing $300.0 million under the new term loan facility.

•	Repayment of the previous term loan principal balances outstanding on the initial funding date in the amount of $342.3 million.

•	Repayment of $7.7 million in additional term debt principal payments under the senior credit facilities.

•	Repayment of principal outstanding under the new term loan in the amount of $3.8 million.

•	$6.5 million in debt issuance costs related to the refinancing.

•	Assumption of $13.5 million of PBL’s debt upon the acquisition of that entity and subsequent repayment of $7.8 million of such debt.
As of December 31, 2013, our contractual and estimated obligations are as follows:

(Amounts in thousands)	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations (1)	$437,988	$15,012	$421,218	$1,758	$—
Estimated interest payments (2)	41,984	14,302	27,538	144	—
Operating lease obligations (3)	50,373	8,683	12,267	9,791	19,632
Other post-retirement obligations (4)	12,579	1,410	1,828	1,734	7,607
Defined benefit pension obligations (5)	6,626	6,626	—	—	—
Purchase commitments (6)	1,554	1,554	—	—	—
Total contractual obligations	$551,104	$47,587	$462,851	$13,427	$27,239

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
As of December 31, 2013, our recorded liability for uncertain tax positions was $3.2 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.
Off Balance Sheet Arrangements
At December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise had we engaged in such relationships.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on the Company’s Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity components, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements.
Sales Deductions and Marketing Programs. We record reductions to sales revenue for promotional programs as products are shipped. We record charges to cost of sales for the estimated cost of providing free product based on additional promotional programs. We also accrue charges to SG&A based on estimated obligations for cooperative advertising programs. These programs are based on competitive and market conditions, and specific customer contracts in some instances. Some reductions in selling prices are determined based on sales volumes or other measurements not yet finalized at the time of shipment. These reductions in selling prices are recorded at the time of shipment either through a reduction to the invoice total or the establishment of an estimated reserve or accrual for settlement at a later date. Cooperative advertising accruals are based on historical experience and communications with customers. The amount reserved or accrued may increase or decrease prior to payment due to customer performance and market conditions.
Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review and analysis of customer payments against terms, discussions with customers, and a review of customers’ financial statements and conditions through monitoring services. Based on these reviews and analyses, the allowance is adjusted in the appropriate period with a charge to SG&A whenever the estimated collectability of an account changes. Additional allowances may be required based on future events or as we obtain new information about our customers’ credit and financial situations.
Inventory Reserves. Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of our business units. We adjust for changes in demand by reducing or increasing production or procurement levels. We estimate the required inventory reserves for excess or obsolete inventory by assessing inventory turns and market selling prices on a product by product basis. We maintain such reserves until a product is sold or market conditions require a change in the reserves. We also regularly review inventory balances to ensure the balances are stated at the lower of cost or market as of the balance sheet date. When the balance is greater than the current cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. These write-downs are recorded as a charge to cost of sales. While historical write-downs have not been material, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.
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
Workers’ Compensation Costs. We incur expenses in connection with workers’ compensation costs covering certain of our employees and former employees. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for workers’ compensation claims for injuries that occurred during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated obligations. We estimate our workers’ compensation obligations on a case by case basis, in addition to consideration of the potential liability for claims incurred but not yet reported. Third party administrators assist us with estimating certain of these claims. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.
Stock-Based Compensation. We determine the fair value of stock-based compensation awards using the Black-Scholes model. We use the simplified method described in SEC Staff Accounting Bulletin No. 107 for estimated lives of stock options and stock appreciation rights ("SARs"). Assumptions for the risk-free interest rate, expected volatility, and dividend yield are based on historical information and management estimates.
Goodwill. In accordance with Accounting Standards Codification ("ASC") 350, the Company performs annual impairment tests on goodwill in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its recorded value. The impairment test is performed in a multi-step process, beginning with a review of qualitative factors and business and market conditions to consider whether or not impairment may be indicated. If the possibility of impairment is indicated, further analysis is performed by estimating the fair values of the reporting units using a discounted cash flow analysis. We believe discounted cash flow analysis is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is generally used when valuing businesses in our industry.
We compare the estimated fair values based on discounted projected cash flows to the recorded values of net assets in the reporting units in order to further determine whether impairment is indicated. Additionally, we engage an independent third party valuation expert to review our fair value calculations and assist us in using proper valuation techniques. If this Step 1 analysis indicates impairment, we perform a Step 2 analysis of goodwill and engage a third party valuation expert to assist us with the measurement of the impairment. If the recorded amount of any reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In the fourth quarter of 2013, we recognized a $19.6 million pre-tax, non-cash impairment charge to reduce the recorded value of SpeeCo's goodwill from $42.8 million to $23.2 million. In addition, in the fourth quarter of 2013, we recognized a $3.2 million pre-tax, non-cash impairment charge to reduce the recorded value of PBL's goodwill to zero. These goodwill impairment charges reflect reduced short-term expectations of sales, profitability, and cash flows at the SpeeCo and PBL reporting units compared with assumptions used when the original acquisition accounting was prepared and in the previous year impairment analysis. The reduced short-term expectations for these reporting units reflect actual performance in the fourth quarter of 2013, which was below management expectations, and the 2014 operating plans of both businesses developed in the fourth quarter of 2013, which indicated reduced near-term expectations of profitability and cash flows. In addition, the results of the Company's strategic planning process completed in the fourth quarter of 2013 indicated that it could take longer than previously expected to return these reporting units to pre-acquisition levels of profitability.

The projection of future cash flows is subject to assumptions, uncertainties, and estimates, and the actual future cash flows may differ significantly from these projections. The discounted cash flow method requires the estimation of future sales, profitability, and cash flow levels for each goodwill reporting unit. Estimated growth rates for revenues are based on historical growth rates, budgeted revenues, industry data, and management expectations based on knowledge of the businesses, customers, markets, and general economic conditions. Future expectations for profitability and cash flows are based on historical amounts and operating margins, budgeted profitability, management's knowledge of market and general economic conditions, various activities and initiatives either recently implemented or planned for implementation in the future, income tax rates currently in effect in the jurisdictions where the projected cash flows are expected to be generated, and expected levels of future capital expenditures. All of these assumptions are highly judgmental in nature, as they involve predictions about future events and circumstances. For example, many of the factors described in Item 1A, “Risk Factors”, could have a material adverse effect on these businesses and their future cash flows, and therefore on the assumptions used in the discounted cash flow projections. Changes in events, circumstances, or business and market conditions may occur in the future that could create under-performance relative to projected future cash flows, which could result in the recognition of future goodwill impairments.
In the 2013 analysis of our historical FLAG reporting unit, our projected cash flows assumed moderate growth in revenues at approximately the long-term historical growth rate for this reporting unit, which is above the growth rates experienced in 2012 and 2013. The 2013 analysis of the historical FLAG reporting unit assumed profitability and cash flows comparable to recent performance for this reporting unit, which are below historical levels. The 2013 analysis of the historical FLAG reporting unit also assumed that capital expenditures would reduce in the future after the elevated levels experienced in 2012, 2013, and the levels projected in periods 2014 and 2015.
In the 2013 analysis of SpeeCo, our projected cash flows assumed revenue growth rates above those achieved in 2012, and slightly above the rate of growth in 2013, although lower than the long-term historical rate of revenue growth for the SpeeCo business. The 2013 analysis of SpeeCo also assumed that certain charges and expenses incurred in 2012 would not repeat in future periods, and that profitability would gradually improve during the projection period, although not to the pre-acquisition historical level for this reporting unit.
In the 2013 analysis of KOX, our projected cash flows assumed moderate growth in revenues significantly below the level achieved in 2013 but above the level of growth experienced in 2012. The 2013 analysis of KOX assumed gradual improvement in profitability and cash flows compared to the levels achieved in 2012 but below pre-acquisition levels.
In the 2013 analysis of Woods/TISCO, our projected cash flows assumed moderate growth in revenues below the projected growth rate for the agricultural equipment industry but above the growth rates achieved by this reporting unit in 2012 and 2013. The 2013 analysis of Woods/TISCO assumed gradual improvement in profitability and cash flows compared to the levels achieved in 2012 and 2013 eventually reaching and slightly exceeding pre-acquisition levels. The 2013 analysis of Woods/TISCO also assumed increased capital expenditure levels above historical levels through 2016 and then a gradual decrease in capital expenditures in later years.
In the 2013 analysis of PBL, our projected cash flows assumed revenue growth rates below the 2013 growth rate and in line with historical growth rates. The 2013 analysis of PBL also assumed a gradual improvement in profitability from the level achieved in 2012 and 2013, although not to the pre-acquisition historical level for this reporting unit. In the 2013 analysis of PBL, our projected cash flows assumed a lower level of capital expenditures than PBL has made in recent historical periods.
In addition, the weighted average cost of capital used to discount the projected future cash flows to their net present value has a significant effect on the estimated fair value of each reporting unit being evaluated. The weighted average cost of capital assumption is a complex calculation that is based on identification of companies comparable with Blount, an assumed representative capital structure, market interest rates, a measure of the leveraged cost of equity capital, and the stock price volatility of the Company as well as other comparable companies.
During 2013, we determined the estimated fair value of our goodwill reporting units in accordance with the above methodology. The following table presents a summary of the 2013 analysis of goodwill after recognition of the impairment charges discussed above, and additional information about the sensitivity of the analysis to changes in assumptions. The recorded value of PBL's goodwill was reduced to zero in 2013, therefore PBL is omitted from the table below.

Goodwill Valuation Results and Sensitivity	Goodwill Reporting Unit
(Amounts in thousands)	Historical FLAG	SpeeCo	KOX	Woods/TISCO
Goodwill	$60,906	$23,215	$3,701	$54,846
Percentage by which estimated fair value exceeds recorded net asset value of reporting unit	204.2%	—%	12.2%	12.9%
Percentage by which estimated fair value would exceed recorded net asset value of reporting unit if projected cash flows were reduced by 10%	173.8%	n/m	0.9%	1.5%
Percentage by which estimated fair value would exceed recorded net asset value of reporting unit if the discount rate was increased by 1%	191.1%	n/m	7.3%	8.0%
As described above, the estimated fair values are highly sensitive to changes in our assumptions. Any adverse change in any assumption for SpeeCo would result in an additional impairment charge for that reporting unit because there is no excess of estimated fair value over the recorded value of the reporting unit following the impairment charge we recognized in 2013. A reduction in SpeeCo's projected cash flows of approximately 33.5%, or an increase in the discount rate of approximately 11%, would result in the impairment of all of SpeeCo's remaining goodwill.
Indefinite-Lived Intangible Assets Other than Goodwill. In accordance with Accounting Standards Codification ("ASC") 350, the Company performs annual impairment tests on intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of an intangible asset with an indefinite life below its recorded value. The impairment tests are performed in a multi-step process, beginning with a review of qualitative factors and business and market conditions to consider whether or not impairment may be indicated. If the possibility of impairment is indicated, further analysis is performed by estimating the fair values of the intangible assets using a discounted cash flow analysis. We believe discounted cash flow analysis is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is generally used when valuing businesses in our industry.
Indefinite-lived intangible assets other than goodwill primarily consist of trade names and trademarks. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the sales of products under the related trade names and trademarks, determine an appropriate royalty rate for each trade name or trademark, and develop a weighted average cost of capital and discount rate to apply to the projected hypothetical cash flows. A discounted cash flow model is prepared based on these assumptions. In the fourth quarter of 2013, we recognized a $0.7 million pre-tax, non-cash impairment charge to reduce the recorded value of the SpeeCo trade name intangible asset and a $1.4 million pre-tax, non-cash impairment charge to reduce the recorded value of the Carlton trade name intangible asset. These fourth quarter impairment charges reflect reduced short-term expectations for product sales under these trade names compared to the projected product sales used in the original valuations. The reduced short-term expectations reflect the 2014 budgeted level of sales for products under these trade names which are lower than previously expected.
The projection of future cash flows is subject to assumptions, uncertainties, and estimates, and the actual future cash flows may differ significantly from these projections. The discounted cash flow method requires the estimation of future sales levels for trade name and trademark intangible assets. Estimated growth rates for revenues are based on historical growth rates, budgeted revenues, industry data, and management expectations based on knowledge of the businesses, customers, markets, and general economic conditions, as well as income tax rates currently in effect in the jurisdictions where the projected cash flows are expected to be generated. All of these assumptions are highly judgmental in nature, as they involve predictions about future events and circumstances. For example, many of the factors described in Item 1A, “Risk Factors”, could have a material adverse effect on these projected product sales and therefore on the assumptions used in the discounted cash flow method. Changes in events, circumstances, or business and market conditions may occur in the future that could create under-performance relative to projected future cash flows, which could result in the recognition of future impairments. In addition and as discussed above, the weighted average cost of capital used to discount the projected future cash flows to their net present value has a significant effect on the estimated fair value of each intangible asset being evaluated.
Post-Retirement Obligations. We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets for those plans that are funded, the discount rate to be used in calculating the applicable benefit obligation, and the anticipated inflation trend in future health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, applicable indices, historical results, changes in regulations, as well as to the requirements of ASC 715.
The net post-retirement obligation is included in employee benefit obligations on the Consolidated Balance Sheets. The total post-retirement obligations are reduced by the fair value of investment assets held in the related pension plan trusts. These pension assets consist of ownership interests in various mutual and commingled investment funds, which in turn hold investments in marketable debt and equity instruments and other investment assets, or in guaranteed insurance contracts. The fair value of these pension assets is determined in accordance with ASC 820. We determine the fair value of these assets by reference to quoted prices in active markets for identical assets and liabilities, where available (“Level 1”). Where Level 1 market prices are not available, we utilize significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations for which all significant assumptions are observable (“Level 2”). Finally, if Level 2 measurements are not available, we utilize significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities (“Level 3”) to determine the fair values of such pension assets.
The weighted average assumed rate of return on pension plan assets was 7.3% for 2013. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our 2013 target weighting, which is 26% equity securities and 74% debt securities for the U.S. plan, and 62% equities and 38% debt securities for the Canadian plan. To validate this assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most likely results. We believe these assumed rates of return are reasonable given the asset composition, long-term historic trends, and current economic and financial market conditions.
A weighted average discount rate assumption of 4.8% was used to determine our plan liabilities at December 31, 2013, consisting of 4.75% for the U.S. plan and 5.0% for the Canadian plan. The difference in discount rates between the two plans is attributable to differences in the relevant bond indices and market interest rates between the U.S. and Canada as of December 31, 2013. We believe these discount rates are reasonable, given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption we obtained published indices for such bonds. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on hypothetical customized bond portfolios that more closely match the expected cash outflows of our benefit obligations. Our assumed discount rates are consistent with these customized bond portfolio rates of return and with the relevant indices for similar debt securities.
We have assumed that health care costs will increase by 7.5% in 2014, 7% in 2015, 6.5% in 2016, and 6% in 2017, after which we assume a decrease of 0.25% per year until 5% is reached. These assumptions are based on historical rates of inflation for health care costs and expectations for future increases in health care costs.
Our annual post-retirement expenses can be significantly impacted by changes in these assumptions. For example, a 1% change in the return on assets assumption would change annual pension expense by $2.2 million in 2014. A 1% decrease in the discount rate would increase pension expense by $4.0 million in 2014, and a 1% increase in the discount rate would decrease pension expense by $3.3 million in 2014. A 1% increase in the health care cost trend assumption for 2014 and beyond would increase annual post-retirement medical costs by approximately $0.2 million per year and a 1% decrease in the health care cost trend assumption for 2014 and beyond would decrease annual post-retirement medical costs by approximately $0.2 million a year.
The funded status of our defined benefit pension plans can fluctuate widely due to changes in the interest rates used to determine the discounted benefit obligations, actual returns on invested assets, the amount of contributions made by the Company, changes in regulations concerning required funding and contributions, and changes in actuarial estimates. Due to voluntary contributions made by the Company to the U.S. pension plan and the current funded status, there is no required minimum contribution to this plan for 2014. However, required funding in future years for this and other retirement plans may increase significantly.

Facility Closure and Restructuring Costs. Facility closure and restructuring costs are recognized and recorded at fair value as incurred. Such costs include severance and other costs related to employee terminations, impairment of property, plant, and equipment, moving costs to relocate machinery, equipment, and inventory, and facility exit costs. Changes in our estimates could occur, and have occurred, due to changes in estimated uses for property, plant, and equipment, fluctuations in exchange rates, unanticipated voluntary departures before severance payments were required, and differences between estimated and actual costs.
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
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2013, we have a deferred tax asset valuation allowance of $4.8 million, primarily related to state and foreign net operating loss carryforwards.
Recent Accounting Pronouncements
In the opinion of management, there are currently no recent accounting pronouncements to be adopted in the future that are expected to have a significant effect on our financial reporting. See also Note 1 of the Notes to the Consolidated Financial Statements for a summary of recently adopted accounting guidance.
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
Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate cap agreements that limit the maximum interest rate we can be charged on variable interest rate debt. As of December 31, 2013, all of our outstanding debt is subject to variable interest rates. The senior credit facility agreement currently includes a requirement to address 35% of the outstanding principal on our term loan with fixed or capped interest rates. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.
The interest rate under our senior credit facility consists of a margin applied to either LIBOR or a defined index rate. As of December 31, 2013, a 100 basis point increase in LIBOR for the duration of one year would have increased interest expense by approximately $5.3 million in 2013. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments.
Foreign Currency Exchange Risk. Under contractual selling arrangements, many of our foreign sales are denominated in U.S. Dollars. However, approximately 24% of our sales and 28% of our operating costs and expenses were transacted in foreign currencies during 2013. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency revenues, purchases, and expenses in Brazil, Canada, China, Europe, and Japan.
We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”) for contract manufacturing services performed on our behalf. We selectively hedge a portion of the anticipated payment transactions and underlying local currency denominated manufacturing conversion and operating costs with Blount Canada that are subject to foreign exchange exposure, using zero-cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero-cost collar instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method under ASC 815 to determine the hedge effectiveness of our zero-cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates on the underlying manufacturing conversion and operating costs. As of December 31, 2013 and 2012, the total notional amount of such contracts outstanding was $40.0 million and $45.5 million, respectively. During 2013 and 2012 we recognized losses of $0.5 million and $0.1 million, respectively, and during 2011 we recognized gains of $0.8 million in earnings from these contracts as they matured. We have not recognized any amount in earnings in the years ended December 31, 2013, 2012, or 2011 due to ineffectiveness of these Canadian Dollar hedging instruments.
We may, in the future, decide to manage additional exposures to currency exchange rate fluctuations through derivative products. The following table illustrates the estimated effect on our 2013 operating results of a hypothetical 10% change in major currencies, defined as the Brazilian Real, Canadian Dollar, Chinese RMB, Euro, and Japanese Yen, in which we conduct sales transactions and incur operating expenses.

Currency Exchange Rate Sensitivity	Effect of 10% Weaker U.S. Dollar – Increase (Decrease)
(Amounts in thousands)	Sales	Cost of Sales	Operating Income
Brazilian Real	$3,031	$2,683	$(74)
Canadian Dollar	1,431	6,383	(5,379)
Chinese RMB	1,300	1,675	(561)
Euro	12,154	8,024	1,270
Japanese Yen	1,027	97	786

Commodity Price Risk. We secure raw materials primarily through a centrally administered supply chain organization. Recently, we established an Asian sourcing office in Suzhou, China. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price, and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk due to lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not entered into derivative instruments to hedge against the price volatility of any raw materials during 2013, 2012, or 2011.
Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing. We purchased approximately $88.0 million of steel in 2013, which was our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $8.8 million effect on pre-tax income in 2013. We utilize multiple suppliers to purchase steel. We estimate the impact to cost of sales in the Consolidated Statements of Income from changes in our cost of purchased steel was an increase of $3.8 million from 2010 to 2011, a decrease of $0.6 million from 2011 to 2012, and a decrease of $4.9 million from 2012 to 2013. From time to time, selling prices to certain of our customers have been adjusted based on changes in steel commodity costs. In addition to steel raw material, we also purchase components and sub-assemblies that are made with steel, and prices for these items are also subject to steel price volatility risk. We source many of our lawn and garden products, and our farm, ranch, and agriculture products, from Asia, in certain cases through brokers, and we anticipate expanding this practice in the future. We attempt to mitigate sourcing issues by securing multiple suppliers for products whenever practical.
Fluctuations in the cost of fuel used in transportation can affect the cost of freight we pay both for the acquisition of raw materials and for delivery of our products to our customers. In recent years, we have incurred energy surcharges from our freight vendors. We have on occasion passed a portion of these costs to our customers but a portion of these costs have also reduced our gross profit. Our total freight cost in 2013 was $46.5 million and a hypothetical 10% change in freight costs would have had an estimated $4.6 million effect on pre-tax income in 2013. We also use electricity and natural gas in the manufacture of our products and are subject to fluctuations in such utility costs. To date we have not undertaken any hedging activities against these energy-related exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blount International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) the accounting for goodwill, (2) the accounting for intangible assets other than goodwill, (3) information technology general controls and controls that were dependent on the effective operation of information technology at the following subsidiaries: Woods/TISCO, PBL and KOX, and (4) restricted access and segregation of duties within the SAP system as certain personnel have administrator access to execute certain conflicting transactions and certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
April 22, 2014

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011
Sales	$900,595	$927,666	$831,630
Cost of sales	658,633	671,451	575,821
Gross profit	241,962	256,215	255,809
Selling, general, and administrative expenses	173,516	170,535	157,856
Facility closure and restructuring costs	6,046	6,400	—
Impairment of acquired intangible assets	24,879	—	—
Operating income	37,521	79,280	97,953
Interest income	630	158	171
Interest expense	(18,467)	(17,364)	(18,721)
Other expense, net	(2,120)	(284)	(4,453)
Income before income taxes	17,564	61,790	74,950
Provision for income taxes	12,724	22,202	25,268
Net income	$4,840	$39,588	$49,682
Net income per share:
Basic	$0.10	$0.81	$1.02
Diluted	$0.10	$0.79	$1.01
Weighted average shares used in per share calculations:
Basic	49,478	49,170	48,701
Diluted	50,122	49,899	49,434
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net income	$4,840	$39,588	$49,682
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses)	13	(2,242)	(1,819)
Gains (losses) reclassified to net income	501	75	(644)
Unrealized gains (losses), net	514	(2,167)	(2,463)
Foreign currency translation adjustment	2,529	1,434	(2,984)
Pension and other post-employment benefit plans:
Gain from plan amendment	11,577	—	—
Net actuarial gains (losses)	24,317	(14,358)	(49,349)
Amortization of net actuarial losses	8,456	8,573	5,137
Amortization of prior service cost	(481)	(6)	(6)
Pension liability adjustment	43,869	(5,791)	(44,218)
Other comprehensive gain (loss), before tax	46,912	(6,524)	(49,665)
Income tax benefit (provision) on other comprehensive items	(15,068)	1,144	16,249
Other comprehensive gain (loss), net of tax	31,844	(5,380)	(33,416)
Comprehensive income	$36,684	$34,208	$16,266
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$42,797	$50,267
Accounts receivable, net	110,807	128,444
Inventories	156,955	174,816
Deferred income taxes	17,925	19,522
Assets held for sale	7,680	—
Other current assets	20,189	20,273
Total current assets	356,353	393,322
Property, plant, and equipment, net	164,194	177,702
Deferred income taxes	456	2,438
Intangible assets	127,141	143,161
Goodwill	142,682	165,175
Other assets	25,525	23,493
Total Assets	$816,351	$905,291
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,016	$15,072
Accounts payable	43,009	52,243
Accrued expenses	70,431	70,377
Deferred income taxes	45	292
Total current liabilities	128,501	137,984
Long-term debt, excluding current maturities	422,972	501,685
Deferred income taxes	48,104	40,501
Employee benefit obligations	49,630	93,086
Other liabilities	12,744	20,553
Total liabilities	661,951	793,809
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,378,506 and 49,140,091 shares outstanding, respectively	494	491
Capital in excess of par value of stock	612,726	606,495
Accumulated deficit	(415,245)	(420,085)
Accumulated other comprehensive loss	(43,575)	(75,419)
Total stockholders’ equity	154,400	111,482
Total Liabilities and Stockholders’ Equity	$816,351	$905,291
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$4,840	$39,588	$49,682
Adjustments to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	—	3,871
Depreciation	33,479	28,586	23,482
Amortization	16,041	16,532	12,325
Stock-based compensation	5,607	5,592	4,441
Excess tax benefit from stock-based compensation	(302)	(1,187)	(877)
Asset impairment charges	27,351	—	—
Deferred income taxes	(5,686)	(7,589)	2,331
Change in uncertain tax positions	(1,736)	(369)	(1,240)
Loss on disposal of assets	779	955	899
Other non-cash charges, net	1,785	801	5,026
Changes in assets and liabilities, excluding acquisitions:
(Increase) decrease in accounts receivable	16,781	4,985	(12,057)
(Increase) decrease in inventories	17,561	(25,487)	2,188
(Increase) decrease in other assets	(8,460)	(781)	(4,848)
Increase (decrease) in accounts payable	(9,421)	2,579	(1,350)
Increase (decrease) in accrued expenses	(567)	(2,070)	6,571
Increase (decrease) in other liabilities	(997)	(9,699)	(16,405)
Discontinued operations	—	—	(334)
Net cash provided by operating activities	97,055	52,436	73,705
Cash flows from investing activities:
Purchases of property, plant, and equipment	(29,575)	(53,090)	(38,965)
Proceeds from sale of assets	164	198	967
Acquisitions, net of cash acquired	—	—	(217,362)
Discontinued operations	3,394	—	2,620
Net cash used in investing activities	(26,017)	(52,892)	(252,740)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	(60,000)	6,800	228,200
Proceeds from issuance of term debt	—	—	300,000
Repayment of term loan principal and capital lease obligations	(21,389)	(15,071)	(353,750)
Repayment of PBL debt principal	—	(5,345)	(7,813)
Debt issuance costs	(1,576)	(1,115)	(6,509)
Excess tax benefit from stock-based compensation	302	1,187	877
Proceeds from stock-based compensation activity	804	1,152	1,041
Taxes paid under stock-based compensation activity	(479)	(122)	(267)
Net cash provided by (used in) financing activities	(82,338)	(12,514)	161,779
Effect of exchange rate changes	3,830	1,119	(1,334)
Net decrease in cash and cash equivalents	(7,470)	(11,851)	(18,590)
Cash and cash equivalents at beginning of year	50,267	62,118	80,708
Cash and cash equivalents at end of year	$42,797	$50,267	$62,118
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2010	48,236	$482	$587,894	$(509,355)	$(36,623)	$42,398
Net income				49,682		49,682
Foreign currency translation adjustment					(2,984)	(2,984)
Unrealized losses					(2,463)	(2,463)
Actuarial losses					(49,349)	(49,349)
Amortization of net actuarial losses and prior service cost					5,131	5,131
Income tax benefit on other comprehensive income					16,249	16,249
Acquisition of KOX	310	3	4,706			4,709
Stock options, stock appreciation rights, and restricted stock	269	3	1,648			1,651
Stock compensation expense			4,441			4,441
Balance December 31, 2011	48,815	488	598,689	(459,673)	(70,039)	69,465
Net income				39,588		39,588
Foreign currency translation adjustment					1,434	1,434
Unrealized losses					(2,167)	(2,167)
Actuarial losses					(14,358)	(14,358)
Amortization of net actuarial losses and prior service cost					8,567	8,567
Income tax benefit on other comprehensive income					1,144	1,144
Stock options, stock appreciation rights, and restricted stock	325	3	2,214			2,217
Stock compensation expense			5,592			5,592
Balance December 31, 2012	49,140	491	606,495	(420,085)	(75,419)	111,482
Net income				4,840		4,840
Foreign currency translation adjustment					2,529	2,529
Unrealized gains					514	514
Gain from plan amendment					11,577	11,577
Actuarial gains					24,317	24,317
Amortization of net actuarial losses and prior service cost					7,975	7,975
Income tax provision on other comprehensive income					(15,068)	(15,068)
Stock options, stock appreciation rights, and restricted stock	239	3	624			627
Stock compensation expense			5,607			5,607
Balance December 31, 2013	49,379	$494	$612,726	$(415,245)	$(43,575)	$154,400
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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business. The Company is a global manufacturer and marketer of equipment, accessories, and replacement parts sold to consumers and professionals in select end-markets, including the forestry, lawn and garden; farm, ranch, and agriculture; and construction sectors. The Company manufactures and markets branded products, serving professional loggers, arborists, construction workers, homeowners, equipment dealers, landscapers, farmers, rural land owners, and OEMs. The Company’s manufactured products include cutting chain, guide bars, and sprockets for chain saw use, lawnmower and edger blades, grass and crop cutting equipment, electric and gas-powered log splitters, tractor attachments, riding lawnmowers, and concrete cutting and finishing equipment. The Company maintains manufacturing facilities in the U.S., Brazil, Canada, China, and France. The Company also operated a small manufacturing facility in Mexico which was closed in January 2014 (see Note 3). We also market and distribute other products and accessories closely aligned with the products that we manufacture, including cutting line and spools for line trimmers, safety equipment and clothing, small engine replacement parts, small tractor linkage parts and attachments, and other accessories used in the market sectors we serve. Many of the products we manufacture are sold to OEMs for use on new chain saws and landscaping equipment, or for private branding purposes, using the OEMs’ brands. See additional information about our business in Item 1, Business, included elsewhere in this report.
Basis of Presentation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and are prepared in conformity with U.S. GAAP. All significant intercompany balances and transactions have been eliminated.
Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. Dollars, monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate, while other assets (principally property, plant, and equipment and inventories) are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the assets and liabilities of these operations are reflected as “other comprehensive income (loss)” in stockholders’ equity and in the Consolidated Statements of Comprehensive Income. Foreign currency transaction gains and losses from settling transactions denominated in currencies other than the U.S. Dollar are recognized in the Consolidated Statements of Income when realized.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the components of equity, and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses recognized during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liability reserves and related expenses, environmental remediation costs, other legal proceedings, employee benefit plans, income taxes and deferred tax assets and liabilities, contingencies, and sales returns and allowances. Management is continually evaluating and updating these estimates and it is reasonably possible that these estimates will change in the future.
Cash and Cash Equivalents. All highly liquid temporary cash investments with maturities of 90 days or less at the date of investment that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates are considered to be cash equivalents.
Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $3.1 million. It is reasonably possible that actual collection experience may differ significantly from management’s estimate.
Inventories. Inventories are recorded at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories by standard cost, which approximates cost determined on the first in, first out (“FIFO”) method. The Company writes down its inventories for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant, and Equipment. Property, plant, and equipment is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows:

Asset Category	Useful Life
Buildings and building improvements	10 to 40 years
Machinery and equipment	3 to 10 years
Furniture, fixtures, and office equipment	3 to 10 years
Transportation equipment	3 to 15 years
Gains or losses on disposal are reflected in income. Property, plant, and equipment under capital lease is capitalized, with the related obligations stated at the principal portion of future lease payments. Interest cost incurred during the period of construction of plant and equipment is capitalized. Capitalized interest was $0.2 million in 2013, $0.5 million in 2012, and $0.2 million in 2011.
Goodwill. In accordance with ASC 350, the Company performs an annual impairment test on goodwill in the fourth quarter of each fiscal year, or when events occur or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. The impairment tests are performed in a multi-step process, beginning with a review of qualitative factors and business and market conditions to consider whether or not impairment may be indicated. If the possibility of impairment is indicated, further analysis is performed by estimating the fair values of the goodwill reporting units using a discounted projected cash flow method. This method requires that we estimate the future cash flows of the reporting unit and the weighted average cost of capital and discount rate. We believe the discounted projected cash flow method is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is generally used when valuing businesses in our industry.
For each goodwill reporting unit evaluated for impairment with a discounted cash flows model, we compare the estimated fair value to the carrying value of net assets. If the carrying amount of any reporting unit’s net assets exceeds the implied fair value of that reporting unit, then impairment of the reporting unit's goodwill is indicated. If impairment of goodwill is indicated for a reporting unit, then a fair value analysis of that reporting unit's assets and liabilities, as of the measurement date, is prepared to determine the amount of impairment loss to be recognized on that reporting unit's goodwill. In the fourth quarter of 2013, we recognized pre-tax, non-cash impairment charges of $19.6 million on SpeeCo's goodwill, and $3.2 million on PBL's goodwill. Following these impairment charges, PBL no longer has any recorded goodwill. These goodwill impairment charges reflect reduced short-term expectations of sales, profitability, and cash flows at both SpeeCo and PBL, compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term expectations for these business units reflect actual performance in the fourth quarter of 2013, which was below management expectations, the 2014 operating plans of both businesses developed in the fourth quarter of 2013, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. Accounting for goodwill under U.S. GAAP requires that these non-cash impairment charges be recognized at this time, based on short-term expectations and assumptions. No impairment charges have previously been recognized on the Company's goodwill.
Indefinite-Lived Intangible Assets Other than Goodwill. In accordance with ASC 350, the Company performs annual impairment tests on indefinite-lived intangible assets other than goodwill, consisting of trade names and trademarks, in the fourth quarter of each fiscal year, or when events occur or circumstances change that indicate that it is more likely than not that these assets may be impaired. The impairment tests are performed in a multi-step process, beginning with a review of qualitative factors and business and market conditions to consider whether or not impairment may be indicated. If the possibility of impairment is indicated, further analysis is performed by estimating the fair values of the indefinite-lived intangible assets using a discounted projected cash flow model. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate, and the weighted average cost of capital and discount rate. We believe the discounted cash flow model based on the relief of royalty method is an appropriate valuation technique because it has been our experience that this technique is generally used when valuing such assets. In addition, each reporting period the Company evaluates whether there have been any changes in events or circumstances that would indicate that the indefinite life is not appropriate.
In the fourth quarter of 2013, we recognized pre-tax, non-cash impairment charges of $0.7 million on the SpeeCo trade name intangible asset and $1.4 million on the Carlton trade name intangible asset. These impairment charges reflect reduced short-term expectations of sales of products under these trade names, compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term expectations for these trade names reflect actual performance in 2013, which was below management expectations, the 2014 operating plans developed in the fourth quarter of 2013, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. Accounting for indefinite-lived intangible assets other than goodwill under U.S. GAAP requires that these non-cash impairment charges be recognized at this time, based on short-term expectations and assumptions. No impairment charges have previously been recognized on these assets.

Definite-Lived Intangible Assets. In accordance with ASC 350-30-35-9, the Company evaluates the remaining useful lives of intangible assets being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. During 2013, two indefinite-lived intangible assets totaling $0.5 million in carrying value were switched to five year remaining useful lives based on this evaluation. Prior to converting these two indefinite-lived intangible assets to definite-lived intangible assets, they were tested for impairment and no impairment was indicated for either asset. No other changes to remaining useful lives of definite-lived intangible assets were made.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows from the asset or asset group. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. No impairment charges on definite-lived intangible assets were recognized in 2013, 2012, or 2011. An impairment charge of $2.5 million was recognized on property, plant, and equipment in the third quarter of 2013 in conjunction with the consolidation of two manufacturing facilities in Portland, Oregon. This impairment loss was determined by comparing the recorded value of the related assets with the projected undiscounted cash flows expected to be realized on the asset group. See Note 5 for further discussion on our assets held for sale.
Deferred Financing Costs. The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the straight line method, which approximates the effective interest rate method. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to other expense, and similarly adjusts the future amortization expense. See Note 6 for further discussion on deferred financing costs.
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
Derivative Financial Instruments. The Company accounts for derivative financial instruments in accordance with ASC 815. The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and commodity prices. The Company’s risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate, and commodity price exposures. The policy specifies that derivatives are not to be used for speculative or trading purposes and formally designates the financial instruments used as a hedge of a specific underlying exposure or forecasted transaction. The Company formally assesses, both at inception and at least quarterly thereafter, using the hypothetical derivative method, whether the derivatives used qualify for hedge accounting and are effective at offsetting the related underlying exposure. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2013 and 2012, derivatives consisted of foreign currency hedge instruments and interest rate swap agreements, and as of December 31, 2012 an interest rate cap agreement, all of which are designated as cash flow hedges. The effective portion of changes in the fair value of hedging derivative instruments is recognized in other comprehensive income (loss) until the instrument is settled, at which time the gain or loss is recognized in current earnings. Any ineffective portion of changes in the fair value of hedging derivative instruments, should it occur, would be recognized immediately in earnings. See further information in Note 20.
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
Sales Incentives. The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product, and advertising allowances. The estimated cost of such expenses is recorded at the time of revenue recognition. In accordance with ASC 605-50, sales allowances are recorded as a reduction to revenue, free product is recorded as cost of sales, and cooperative advertising allowances are recorded as SG&A.
Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are accrued over the period the revenues are recognized. Advertising costs were $9.0 million, $12.5 million, and $12.8 million for 2013, 2012, and 2011, respectively.
Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials, overhead, and outside services. These costs were $15.2 million, $16.0 million, and $17.8 million for 2013, 2012, and 2011, respectively.

Reclassifications. Certain amounts in the prior period financial statements and footnotes have been reclassified to conform to the current period presentation.

In the Consolidated Balance Sheet as of December 31, 2012, the non-current portion of the Company's hedging liability was reclassified from a current liability to a long-term liability. Certain accrued payroll-related amounts were also reclassified from accounts payable to accrued expenses. The Company assessed the impact of the classification errors on the 2012 Consolidated Balance Sheet as filed with the SEC and determined that the errors are not material. The effects of these prior year reclassifications are presented in the following table.

Balance Sheet Reclassifications		Reclassifications
As of December 31, 2012 (Amounts in thousands)	As Reported	Non-Current Hedging Liability	Accrued Payroll	Revised	%
Accounts payable	$54,295	$—	$(2,052)	$52,243	(3.8)%
Accrued expenses	71,473	(3,148)	2,052	70,377	(1.5)%
Total current liabilities	141,132	(3,148)	—	137,984	(2.2)%
Other liabilities	17,405	3,148	—	20,553	18.1%
Total liabilities	793,809	—	—	793,809	—%
In the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011, the Company concluded that purchases of property, plant, and equipment should be adjusted for amounts not yet paid in cash as of the balance sheet dates. The Company assessed the impact of these classification errors on the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011 as filed with the SEC and determined that the errors are not material. In addition, in the Consolidated Statement of Cash Flow for the year ended December 31, 2011, the Company concluded that amounts collected which were previously held in escrow from the sale of our Forestry Division in 2007 should be reported as cash flow from investing activities. The Company assessed the impact of the classification error on the Consolidated Statements of Cash Flows for the years ended December 31, 2011 as filed with the SEC and has determined that the error is not material. The effects of these prior year reclassifications are presented in the following table.

Cash Flow Reclassifications:		Reclassifications
For the Year Ended December 31, 2012 (Amounts in thousands)	As Reported	Non-Cash Purchases of PP&E	Collection from Escrow of Disposition Proceeds	Revised	%
Net cash provided by operating activities	$51,271	$1,165	$—	$52,436	2.3%
Net cash used in investing activities	(51,727)	(1,165)	—	(52,892)	2.3%
Net cash used in financing activities	(12,514)	—	—	(12,514)	—%
Effect of exchange rates	1,119	—	—	1,119	—%
Net decrease in cash and cash equivalents	(11,851)	—	—	(11,851)	—%
For the Year Ended December 31, 2011	As Reported	Non-Cash Purchases of PP&E	Collection from Escrow of Disposition Proceeds	Revised	%
Net cash provided by operating activities	$77,733	$(1,408)	$(2,620)	$73,705	(5.2)%
Net cash used in investing activities	(256,768)	1,408	2,620	(252,740)	(1.6)%
Net cash provided by financing activities	161,779	—	—	161,779	—%
Effect of exchange rates	(1,334)	—	—	(1,334)	—%
Net decrease in cash and cash equivalents	(18,590)	—	—	(18,590)	—%
In the accompanying notes to the Consolidated Financial Statements, prior period reclassifications were made to reclassify one pension plan from the funded pension plan category to the unfunded supplemental non-qualified retirement plan category within Note 11, Retirement Plans. In addition, a Belgium based pension plan asset was reclassified from a level 2 asset to a level 3 asset. Defined contribution expense was updated for the year ended December 31, 2012. The presentation of property, plant, and equipment in Note 5 was also revised for the year ended December 31, 2012 to correct the prior period classification of certain line items. These changes to the accompanying notes to the Consolidated Financial Statements deal with detailed disclosures within the notes and have no impact to the reported Consolidated Financial Statements.
Recent Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on offsetting assets and liabilities. For derivatives and financial assets and liabilities, the new guidance requires disclosure of gross asset and liability amounts for any amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The new guidance was effective on January 1, 2013 and as of December 31, 2013 there were no offsetting amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement within the scope of this new guidance.
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

In February 2013, the FASB issued new guidance on the presentation of amounts reclassified out of accumulated other comprehensive income or loss. This guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, significant amounts reclassified from each component of accumulated other comprehensive income or loss and the income statement line items affected by the reclassification. This revised guidance was effective on January 1, 2013. See Note 15 for this additional disclosure.
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
2011 Acquisition of KOX
On March 1, 2011, we acquired KOX, a Germany-based direct-to-customer distributor of forestry-related replacement parts and accessories, primarily serving professional loggers and consumers in Europe. The acquisition of KOX increased our distribution capabilities and expanded our geographic presence in Europe. KOX was a customer of Blount for over 30 years and purchased approximately $9.2 million of forestry replacement parts from Blount in 2010.

The total purchase price was $23.9 million, consisting of $19.2 million in cash and 309,834 shares of our common stock valued at $4.7 million based on the closing price of our stock on the acquisition date. KOX had $5.1 million of cash on the acquisition date, resulting in a net cash outflow of $14.1 million. We assumed none of KOX’s debt in the transaction. In addition, we incurred legal and other third party fees totaling $1.2 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statements of Income during 2010 and 2011. The cash portion of the acquisition was funded from available cash on hand. The common stock shares issued in the purchase were subject to certain restrictions through March 1, 2013 under terms of the related stock purchase agreement.

KOX’s pre-acquisition operating results (unaudited) for calendar year 2010 are summarized below.

KOX Pre-Acquisition Operating Results (Unaudited)
(Amounts in thousands)	Year Ended December 31, 2010
Sales	$34,889
Operating income	3,266
Depreciation	128

2011 Acquisition of PBL
On August 5, 2011, we acquired PBL, a manufacturer of lawnmower blades and agricultural cutting parts based in Civray, France, with a second manufacturing facility in Queretaro, Mexico. The acquisition of PBL increased our manufacturing capacity for lawnmower blades, increased our market share for lawnmower blades in Europe, and provided an entrance into the agricultural cutting parts market in Europe. We also expect to benefit from PBL’s low-cost manufacturing methods and technology.
The purchase price consisted of $14.2 million in cash and the assumption of $13.5 million of PBL’s debt. PBL had $1.3 million of cash on the acquisition date, resulting in a net cash outflow of $13.0 million. In addition, we incurred legal and other third party fees totaling $0.9 million in conjunction with the acquisition that were expensed to SG&A in the Consolidated Statement of Income during 2011. The cash portion of the acquisition was funded from available cash on hand.
PBL’s pre-acquisition operating results (unaudited) for the twelve months preceding the acquisition date are summarized below.

PBL Pre-Acquisition Operating Results (Unaudited)
(Amounts in thousands)	Twelve Months Ended July 31, 2011
Sales	$33,162
Operating income	1,804
Depreciation and amortization	2,857
2011 Acquisition of Woods/TISCO
On September 7, 2011, we acquired Woods/TISCO, a manufacturer and marketer of equipment and replacement parts primarily for the agriculture end market, with operations primarily in the Midwestern U.S. The acquisition of Woods/TISCO:

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

Woods/TISCO Pre-Acquisition Operating Results (Unaudited)
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

Purchase Price Allocations
We allocated the purchase price for each acquisition to the following assets and liabilities based on their estimated fair values.

Purchase Price Allocations (Amounts in thousands)	Woods/TISCO	PBL	KOX
Cash	$230	$1,275	$5,126
Accounts receivable	34,784	5,109	3,365
Inventories	38,512	9,729	8,879
Current intangible assets subject to amortization	—	157	—
Current deferred tax assets	3,716	608	—
Other current assets	3,057	1,162	268
Property, plant, and equipment	19,259	13,041	383
Non-current deferred tax assets	1,943	378	—
Non-current intangible assets subject to amortization	52,400	5,612	4,594
Non-current intangible assets not subject to amortization	44,330	470	5,241
Goodwill	54,846	3,301	3,709
Other non-current assets	3,474	—	—
Total assets acquired	256,551	40,842	31,565
Current liabilities	19,319	11,065	4,793
Long-term debt	—	13,304	—
Non-current deferred income tax liability	41,510	609	2,836
Other non-current liabilities	5,220	1,620	—
Total liabilities assumed	66,049	26,598	7,629
Acquisition price	$190,502	$14,244	$23,936
Goodwill deductible for income tax purposes	$9,255	$—	$—
The operating results of acquisitions are included in the Consolidated Statements of Income from the acquisition dates forward. The 2011 post-acquisition results, excluding the post-acquisition allocation of the cost of certain shared services and corporate support functions, are summarized in the following table.

Post-Acquisition Operating Results	Year Ended December 31, 2011
(Amounts in thousands)	KOX	PBL	Woods/TISCO
External net sales	$30,915	$9,679	$55,464
Intercompany sales to acquired business	(9,276)	—	(348)
Incremental net sales included in Consolidated Income Statement	21,639	9,679	55,116
Incremental income (loss) before income taxes	(2,864)	(2,727)	1,258
Acquisition accounting effects	2,152	1,734	4,913
Acquisition accounting effects included in the above tables represent non-cash charges included in cost of sales for amortization of intangible assets and adjustments to fair value on acquired property, plant, and equipment, as well as expensing of the step-up to fair value of acquired inventory. Acquisition accounting effects do not include transaction costs associated with the acquisitions.
The following table summarizes the acquisition accounting effects charged to cost of sales for the years indicated:

Acquisition Accounting Effects	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
KOX	$696	$1,016	$2,152
PBL	432	2,028	1,734
Woods/TISCO	8,357	7,013	4,913
Prior acquisitions	5,268	5,941	7,080
Total acquisition accounting effects	$14,753	$15,998	$15,879
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

Unaudited Pro Forma Results	Twelve Months Ended December 31, 2011
(Amounts in thousands, except per share data)	As Reported	Pro Forma
Sales	$831,630	$975,455
Net income	49,682	58,192
Basic income per share	$1.02	$1.19
Diluted income per share	$1.01	$1.18

2014 Acquisition of Pentruder Inc.

On January 29, 2014, we acquired Pentruder of Chandler Arizona, to become the exclusive distributor of Pentruder high-performance concrete cutting systems in the Americas. Pentruder operates a distribution center in Chandler, Arizona, and will be reported within the Corporate and Other category as part of the Company's concrete cutting and finishing equipment business.
NOTE 3:  FACILITY CLOSURE AND RESTRUCTURING COSTS

In 2013, the Company consolidated its two manufacturing facilities in Portland, Oregon to further improve efficiencies. We incurred charges of $8.2 million to consolidate the operations, including $2.2 million reported in cost of sales. Of these charges, $3.6 million were cash transition costs including severance and moving expenses, and $4.6 million were non-cash charges for impairment and accelerated depreciation on land, building, and equipment to be disposed of. The Company expects to incur up to $0.5 million in additional charges during 2014 to complete this transition. As of December 31, 2013, $83 thousand in accrued severance expense had not yet been paid. The Company expects to substantially complete this activity in the second quarter of 2014.

During 2012, we completed certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City. Direct costs associated with these two actions were $7.4 million in the year ended December 31, 2012. These costs consisted of lease exit costs, charges to expense the book value of certain assets located in Golden and in the previous distribution center in Kansas City that will not be utilized in the new distribution center, temporary labor costs associated with moving inventory items and stabilizing distribution center operations, third party costs to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million is reported in cost of sales in the Consolidated Statement of Income for the year ended December 31, 2012. There were no charges related to these activities in the year ended December 31, 2013.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility acquired with PBL in 2011 located in Queretaro, Mexico. The Company expects to incur expenses of between $1.0 million and $1.5 million in 2014 to consolidate the manufacturing operations. These expenses include cash transition costs for severance, dismantling, moving, cleanup, and exit activities, and $0.3 million to $0.5 million in non-cash charges for equipment impairment charges. The Queretaro facility ceased operations on January 23, 2014 and is currently leased through September 2014. The Company expects to substantially complete this activity in the second quarter of 2014.

NOTE 4:  INVENTORIES
Inventories consisted of the following:

Inventories	December 31,
(Amounts in thousands)	2013	2012
Raw materials and supplies	$21,476	$22,815
Work in progress	19,400	19,388
Finished goods	116,079	132,613
Total inventories	$156,955	$174,816
NOTE 5:  PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following:

Property, Plant, and Equipment	December 31,
(Amounts in thousands)	2013	2012
Land	$6,371	$9,075
Buildings and improvements	73,315	82,191
Machinery and equipment	289,587	265,691
Furniture, fixtures, and office equipment	43,702	42,589
Transportation equipment	1,076	1,126
Construction or equipment acquisitions in progress	19,308	22,927
Accumulated depreciation and amortization	(269,165)	(245,897)
Total property, plant, and equipment, net	$164,194	$177,702
In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon would be consolidated into one location to further improve efficiencies. See Note 3 for discussion of facility closure and restructuring costs. As a result, we reclassified land and building from property, plant, and equipment, net to assets held for sale in our Consolidated Balance Sheet as of December 31, 2013. We also recognized a $2.0 million non-cash impairment charge in the third quarter of 2013 on the land and building to adjust the carrying value to estimated net realizable value of $7.7 million.
NOTE 6:  DEFERRED FINANCING COSTS
Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding loan. Deferred financing costs are included in other non-current assets on the Consolidated Balance Sheets. See also Note 9. The following activity occurred during the years indicated:

Deferred Financing Costs	Year Ended December 31,
(Amounts in thousands)	2013	2012
Beginning balance	$5,495	$5,716
Financing costs deferred	1,496	1,115
Amortization	(1,796)	(1,336)
Ending balance	$5,195	$5,495
Amortization expense, assuming no further cost deferrals or prepayments of principal, is expected to be as follows:

Deferred Financing Costs Amortization
(Amounts in thousands)	Expected Annual Amortization
2014	$1,948
2015	1,948
2016	1,299
Total scheduled amortization	$5,195

NOTE 7:  INTANGIBLE ASSETS
The following table summarizes intangible assets:

		December 31, 2013		December 31, 2012
Intangible Assets	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Carrying Amount	Amortization	Carrying Amount	Amortization
Goodwill	Indefinite	$142,682	$—	$165,175	$—
Trademarks and trade names	Indefinite	58,814	—	61,251	—
Total with indefinite lives		201,496	—	226,426	—
Covenants not to compete	2 - 4	1,112	1,064	1,112	985
Patents	11 - 13	5,320	1,988	5,320	1,554
Manufacturing technology	1	2,639	2,639	2,563	2,563
Trademarks and trade names	5	549	18	—	—
Customer relationships, including backlog	10 - 19	107,633	43,217	107,333	29,316
Total with finite lives		117,253	48,926	116,328	34,418
Total intangible assets		$318,749	$48,926	$342,754	$34,418
Amortization expense for intangible assets included in the Consolidated Statements of Income was as follows:

Amortization Expense for Intangible Assets	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Amortization expense	$14,245	$15,196	$11,315
Amortization expense for these intangible assets is expected to total $12.1 million in 2014, $10.7 million in 2015, $9.3 million in 2016, $7.6 million in 2017, and $6.3 million in 2018.
During 2013, the Company recognized a non-cash impairment charge of $22.8 million on goodwill related to the SpeeCo and PBL acquisitions. During 2013, the Company also recognized a non-cash impairment charge of $2.1 million on the Carlton and SpeeCo trade names. Through December 31, 2012, no impairment of these assets had been recognized. See Note 1 for further discussion of goodwill and other indefinite lived asset impairment. Fair value of goodwill and other intangible assets was determined using Level 3 inputs, as further described in Note 11. A total of $35.0 million of goodwill is deductible for tax purposes, and is being amortized on the U.S. tax return. The accumulated tax amortization on this deductible goodwill was $30.6 million and $26.3 million at December 31, 2013 and 2012, respectively.
NOTE 8:  ACCRUED EXPENSES
Accrued expenses consisted of the following:

Accrued Expenses	December 31,
(Amounts in thousands)	2013	2012
Salaries, wages, and related withholdings	$24,496	$23,147
Accrued taxes	7,352	9,769
Accrued professional services fees	7,167	2,070
Advertising	6,036	7,899
Employee benefits	5,448	6,550
Accrued customer incentive programs	5,301	4,933
Product liability reserves	3,272	2,905
Unrealized loss on derivative instruments	2,080	840
Product warranty reserve	1,741	1,914
Accrued freight	1,265	2,775
Accrued interest	155	1,253
Other	6,118	6,322
Total accrued expenses	$70,431	$70,377

NOTE 9:  DEBT
Debt is summarized as follows:

Debt	As of December 31,
(Amounts in thousands)	2013	2012
Revolving credit facility	$175,000	$235,000
Term loans	260,107	281,250
Capital lease obligations	2,881	507
Total debt	437,988	516,757
Less current maturities	(15,016)	(15,072)
Long-term debt, excluding current maturities	$422,972	$501,685
Weighted average interest rate at end of period	2.68%	2.71%
The Company has entered into a series of interest rate swap contracts as required by the senior credit facility agreement. The interest rate swaps fix the interest rate the Company will pay at between 3.30% and 4.20% on $130.0 million of the term loan principal. The interest rate swaps went into effect in June 2013 and mature on varying dates between December 2014 and August 2016. The weighted average interest rate at December 31, 2013, including the effect of the interest rate swaps, is 3.07%. See Note 20 for further discussion of the interest rate swaps.
Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2013 and 2012, the senior credit facilities consisted of a revolving credit facility and a term loan.
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
March 2014 Amendment of Senior Credit Facilities. On March 28, 2014, the senior credit facilities were amended to extend the due date to provide audited financial statements for the year ended December 31, 2013 by an additional 60 days to May 30, 2014. The Company incurred no fees or transaction costs in connection with this amendment.
Terms of Senior Credit Facilities as of December 31, 2013. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2013, the Company had the ability to borrow an additional $121.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date of August 31, 2016.

The term loan facility bears interest under the same terms as the revolving credit facility. The term loan facility also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.
The amended and restated senior credit facilities contain financial covenants, including, as of December 31, 2013:

•
Minimum fixed charge coverage ratio, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.10 through December 31, 2013, and 1.15 thereafter.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. There are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances. In the opinion of management, we were in compliance with all financial covenants as of December 31, 2013. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.
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
The senior credit facility debt is incurred by the Company's wholly-owned subsidiary, Blount, Inc. The Company and all of its domestic subsidiaries other than Blount, Inc. guarantee Blount, Inc.’s obligations under the senior credit facilities. The obligations under the senior credit facilities are collateralized by substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.
Minimum principal payments required under the revolving credit facility borrowings and term loan are as follows:

Minimum Principal Payments on Bank Debt
(Amounts in thousands)	Payments
2014	$14,654
2015	14,654
2016	405,799
Total debt	$435,107
Capital Lease Obligations. In July 2013, the Company entered into an equipment lease which is classified as a capital lease under U.S. GAAP. The lease is for a term of seven years, requires annual minimum lease payments of $0.4 million, and has an implied interest rate of 5.17%, resulting in a total of $0.5 million of imputed interest over the term of the lease obligation. The lease terms include an early buyout after six years, at the Company's option, at the fair value of the equipment at that time. The leased equipment and the lease obligation were recorded at their fair value in the amount of $2.6 million. In addition, in August 2011, the Company assumed a capital lease in the amount of $0.6 million in conjunction with the acquisition of PBL. This lease requires minimum annual payments of $0.1 million and has a term ending in 2019.

Future minimum lease payments under capital leases are as follows:

Minimum Lease Payments Under Capital Leases
(Amounts in thousands)	Payments
2014	$481
2015	481
2016	481
2017	481
2018 and thereafter	1,411
Total payments under capital leases	3,335
Less: Amount representing interest	(454)
Present value of net minimum lease payments	2,881
Less current maturities of capital lease obligations	(362)
Long-term capital lease obligations, net of current maturities	$2,519
Other Debt. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and the capital lease obligation mentioned above. We repaid all of PBL’s bank debt during 2011 and 2012.
NOTE 10:  INCOME TAXES
The provision (benefit) for income taxes was as follows:

Provision for Income Taxes	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Current
Federal	$8,407	$15,781	$16,249
State	683	1,685	1,116
Foreign	9,320	12,325	5,572
Deferred
Federal	(6,908)	(6,598)	155
State	389	(582)	751
Foreign	833	(409)	1,425
Provision for income taxes	$12,724	$22,202	$25,268
The Company also recorded the following deferred tax amounts directly to the components of stockholders’ equity:

Deferred Tax Amounts in Stockholders' Equity	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Pension liability adjustment	$(14,895)	$340	$15,340
Change in unrealized losses (gains)	(173)	804	909
Stock options exercised	302	1,187	877
Income from continuing operations before income taxes was as follows:

Income from Continuing Operations Before Income Taxes	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Income before income taxes:
Domestic	$(9,568)	$28,122	$50,357
Foreign	27,132	33,668	24,593
Total	$17,564	$61,790	$74,950
The decrease in domestic income before taxes in 2013 compared with 2012 is primarily due to the facility closure and restructuring charges and the impairment of acquired intangible assets recognized in domestic operations. The decrease in foreign income before income taxes in 2013 was driven by the impairment of acquired intangible assets and decreased sales in our FLAG segment, primarily in Canada and China. The decrease in domestic income before taxes in 2012 compared with

2011 is primarily due to reduced profitability in our FRAG segment, which is predominantly a domestic operation, as well as facility closure and restructuring charges recognized in domestic operations. Under Blount’s transfer pricing policy, our foreign subsidiaries earn an arm’s length return on their routine activities, which is generally a percentage of cost. Our domestic operations earn the world-wide operating profit in excess of the routine returns. Therefore, income before income taxes at our foreign subsidiaries tends to be more consistent than our domestic income before income taxes.
A reconciliation of the U.S. federal statutory rate to the effective income tax rate for continuing operations is presented below.

U.S. Federal Statutory Rate Reconciliation	Percent of Income Before Tax
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	(11.4)	(2.6)	(2.2)
Impairment of goodwill	39.0	—	—
Foreign withholding taxes	5.9	1.2	1.1
Federal and state research tax credits	(1.6)	—	(0.2)
State income taxes, net of federal tax benefit	5.8	1.4	2.2
Domestic manufacturing deduction	(2.3)	(1.1)	(1.0)
Change in deferred taxes	0.8	—	2.3
Change in uncertain tax positions	(9.9)	(0.6)	(4.6)
Acquisition transaction costs	—	—	1.9
Other	(1.4)	(0.2)	1.5
Effective income tax rate before valuation allowance	59.9	33.1	36.0
Change in valuation allowance	12.5	2.8	(2.3)
Effective income tax rate	72.4%	35.9%	33.7%
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
In 2013, income tax expense was increased by $6.8 million due to non-deductible goodwill impairment charges recognized for book purposes, and $2.2 million to increase a valuation allowance against certain deferred tax assets arising from foreign NOL carryforwards. Partially offsetting these 2013 increases was a $1.7 million income tax benefit for the net release of previously provided income tax expense on uncertain tax positions. In 2012, we recognized income tax expense of $1.9 million to increase a valuation allowance against certain deferred tax assets arising from foreign NOL carryforwards. In 2011, we recognized an income tax benefit of $4.3 million, from the release of previously provided income tax expense on uncertain tax positions.

The components of deferred income taxes applicable to temporary differences at December 31, 2013 and 2012 are as follows:

Components of Deferred Income Taxes	December 31,
(Amounts in thousands)	2013	2012
Deferred tax assets:
Employee benefits and compensation	$25,992	$35,522
Other accrued expenses	14,138	16,507
State NOL carryforwards	505	516
Foreign temporary differences	6,332	7,149
Gross deferred tax assets	46,967	59,694
Less valuation allowance	(4,753)	(2,552)
Deferred tax assets net of valuation allowance	42,214	57,142
Deferred tax liabilities:
Property, plant, and equipment asset basis differences	(15,042)	(15,379)
Intangible asset basis differences	(53,134)	(57,501)
Foreign temporary differences	(3,806)	(3,095)
Total deferred tax liabilities	(71,982)	(75,975)
Net deferred tax liability	$(29,768)	$(18,833)
Foreign deferred tax assets include NOL carryforwards, timing differences related to retirement plans, and other differences. As of December 31, 2013, our foreign NOL carryforwards were $12.2 million. Certain of these foreign NOL carryforwards expire at various dates beginning in 2017, while others have an indefinite carryforward period subject to annual limitations. As of December 31, 2013, our state NOL carryforwards were $11.2 million, and will expire at various dates on an on-going basis.

We maintain a valuation allowance for certain of our foreign and state deferred tax assets, reflecting management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses, and tax credit carryforwards prior to expiration. The current year increase in the valuation allowance is attributable to the current year’s tax loss in foreign jurisdictions where the Company has a history of pre-tax losses in recent years. As of December 31, 2013, we have a deferred tax asset valuation allowance of $4.8 million, primarily related to state and foreign net operating loss carryforwards.
The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2008 are closed. During 2013, the Internal Revenue Service (the “IRS”) completed its field examination of the Company’s federal income tax returns, and a partial settlement was reached for the years 2008 - 2010, which are effectively settled except for one issue. The IRS issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved issue and we have filed a protest to initiate the IRS Appeals process.
In 2009, the Company entered into a Bilateral Advance Pricing Agreement (“BAPA”) with the Canada Revenue Agency (“CRA”) and the IRS for the years 2002 - 2011. In 2013, the CRA and IRS agreed to extend the BAPA to all tax years through 2016, providing relative certainty with respect to transfer pricing between the Company’s U.S. and Canada subsidiaries.
U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings indefinitely. It is not practicable to determine the unrecognized deferred U.S. income tax liability that would be payable if such earnings were repatriated. As of December 31, 2013, undistributed earnings of international subsidiaries were approximately $235.2 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits on uncertain tax positions is as follows:

Unrecognized Tax Benefits	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Balance at beginning of period	$5,783	$6,454	$11,905
Increase (decrease) for positions taken during a prior period	(112)	—	1,485
Increase (decrease) for positions taken during the current period	1,800	(384)	2,125
Settlements	(4,085)	—	—
Statute of limitations expirations	(340)	(287)	(9,061)
Balance at end of period	$3,046	$5,783	$6,454
These unrecognized tax benefits on uncertain tax positions are included in other liabilities on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $0.2 million, $2.1 million, and $1.8 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2013, 2012, and 2011, respectively. Of these amounts, $1.4 million, $(0.3) million, and $0.4 million were recognized as an income tax benefit (expense) in the years ended December 31, 2013, 2012, and 2011, respectively.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $3.0 million, $5.8 million, and $6.5 million as of December 31, 2013, 2012, and 2011, respectively. Based on current information, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations. However, the ultimate resolution of the Company’s global tax uncertainties could differ significantly from management’s expectations. Based on the potential outcome of these uncertainties or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months. However, at this time, an estimate of the range of the reasonably possible outcomes cannot be made.
NOTE 11:  RETIREMENT PLANS
Funded Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees and former employees in the U.S. The U.S. plan was frozen effective January 1, 2007. The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2013 and 2012 were as follows:

Funded Defined Benefit Pension Plan Obligations	Year Ended December 31,
(Amounts in thousands)	2013	2012
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(259,617)	$(232,513)
Service cost	(5,112)	(3,934)
Interest cost	(10,348)	(10,454)
Actuarial gains (losses)	22,397	(24,379)
Benefits and plan expenses paid	13,085	11,663
Projected benefit obligations at end of year	(239,595)	(259,617)
Change in plan assets:
Fair value of plan assets at beginning of year	218,695	190,329
Actual return on plan assets	9,492	22,826
Company contributions	7,525	17,203
Benefits and plan expenses paid	(13,085)	(11,663)
Fair value of plan assets at end of year	222,627	218,695
Net funded status - non-current liabilities on Consolidated Balance Sheet	$(16,968)	$(40,922)
The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2013 and 2012 totaled $215.7 million and $235.5 million, respectively.
The fair value of plan assets was as follows:

Fair Value of Plan Assets	December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$2,327	$2,327	$—	$—
Guaranteed insurance contracts	3,348	—	—	3,348
U.S. large cap equity securities	27,646	—	27,646	—
U.S. small and mid cap equity securities	7,765	—	7,765	—
International equity securities	40,142	—	40,142	—
Emerging markets equity securities	3,636	—	3,636	—
U.S. debt securities	101,828	—	101,828	—
International debt securities	30,686	—	30,686	—
Hedge funds	5,249	—	—	5,249
Total fair value of plan assets	$222,627	$2,327	$211,703	$8,597

Fair Value of Plan Assets	December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$799	$799	$—	$—
Guaranteed insurance contracts	3,015	—	—	3,015
U.S. large cap equity securities	50,915	—	50,915	—
U.S. small and mid cap equity securities	4,794	—	4,794	—
International equity securities	50,345	—	50,345	—
Emerging markets equity securities	4,324	—	4,324	—
U.S. debt securities	71,281	—	71,281	—
International debt securities	27,466	—	27,466	—
Hedge funds	5,756	—	—	5,756
Total fair value of plan assets	$218,695	$799	$209,125	$8,771
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
Level 3 – Significant unobservable inputs that are supported by little or no market activity, that are significant to the fair value of the assets or liabilities.
When developing fair value measurements, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs.
The money market mutual funds are valued by reference to quoted market prices.
The guaranteed insurance contracts are valued based on information provided by the investment custodians. These contacts are designed to minimize risk and to provide a modest but predictable return.
The U.S. large cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with large market capitalizations. These funds seek long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan’s investment custodians.
The U.S. small and mid cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with small to medium market capitalizations. These funds seek higher rates of long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan’s investment custodians.
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
The change in fair value of Level 3 plan assets was as follows:

Change in Fair Value of Level 3 Plan Assets	Year Ended December 31,
(Amounts in thousands)	2013	2012
Fair value at beginning of year	$8,771	$8,125
Actual return on assets:
Relating to assets still held at end of year	(174)	646
Relating to assets sold during the year	—	—
Purchases, sales, and settlements	—	—
Transfers in/out of Level 3	—	—
Fair value at end of year	$8,597	$8,771
The projected benefit payments for these plans over the next ten years are estimated as follows:

Projected Benefit Payments
(Amounts in thousands)	Estimated Benefit Payments
2014	$12,959
2015	9,893
2016	10,464
2017	11,057
2018	11,925
2019 – 2023	70,063

Total estimated benefit payments over next ten years	$126,361

The Company annually contributes the minimum amounts required by pension funding regulations. From time to time, the Company also makes additional voluntary contributions to these plans in order to increase the funding levels and reduce the amount of required future contributions, as well as to reduce the amount of interest expense recognized on the unfunded liability of these plans. The Company expects to contribute approximately $7.0 million to its funded defined benefit pension plans during 2014.

Unfunded Retirement Plans
The Company sponsors various supplemental non-qualified retirement plans covering certain employees and former employees in the U.S., and additional unfunded retirement plans in France, and Japan. Three of the U.S. based plans were frozen effective January 1, 2007, and employees who were participants in these non-qualified plans on that date ceased accruing additional benefits. New employees are not eligible to participate in these U.S. plans. All retirement benefits accrued up to the time of the freeze were preserved.
The changes in benefit obligations and funded status of these unfunded plans for the years ended December 31, 2013 and 2012 were as follows:

Unfunded Retirement Plans	Year Ended December 31,
(Amounts in thousands)	2013	2012
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(7,602)	$(7,594)
Service cost	(55)	(266)
Interest cost	(234)	(254)
Actuarial gains (losses)	106	(168)
Benefits and plan expenses paid	642	680
Projected benefit obligations at end of year	(7,143)	(7,602)
Net unfunded status at end of year	$(7,143)	$(7,602)

Current liabilities	$(649)	$(654)
Non-current liabilities	(6,494)	(6,948)
Net liability recognized on the Consolidated Balance Sheets	$(7,143)	$(7,602)

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
Periodic Benefit Cost and Other Comprehensive Loss
The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for funded and unfunded pension benefits are as follows:

Pension Benefits	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$5,214	$3,937	$3,433
Interest cost	10,583	10,708	11,166
Expected return on plan assets	(15,414)	(14,482)	(13,914)
Amortization of actuarial losses	7,523	7,232	4,294
Amortization of prior service cost	(2)	(6)	(6)
Total net periodic benefit cost recognized in income statement	$7,904	$7,389	$4,973
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$(24,489)	$8,231	$37,491
Prior service cost	2	6	6
Total recognized in accumulated other comprehensive loss	$(24,487)	$8,237	$37,497
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	4.2%	4.7%	5.6%
Discount rate used to determine year end benefit obligations	4.8%	4.2%	4.7%
Expected return on assets used to determine net periodic benefit cost	7.3%	7.6%	7.7%
Expected rate of compensation increase	3.0%	3.0%	3.0%

Actuarial losses of $5.8 million included in accumulated other comprehensive loss are expected to be recognized as a component of net periodic benefit cost in 2014.

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
The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering timing of expected cash flows. For the U.S. retirement plan, the allocation of pension plan assets totaling $148.6 million and $151.4 million as of December 31, 2013 and 2012, respectively, and the current target allocation as of December 31, 2013 are as follows:

	Percentage of Plan Assets
	2013 Target Allocation	Actual Allocation as of December 31,
U.S. Plan Asset Allocations		2013	2012
Money market mutual funds	2.0%	1.5%	0.5%
U.S. large cap equity securities	10.0%	10.4%	26.4%
U.S. small/mid cap equity securities	5.0%	5.2%	3.2%
International equity securities	6.5%	6.8%	15.3%
Emerging markets equity securities	1.0%	1.0%	1.6%
U.S. debt securities	69.0%	68.6%	47.1%
International debt securities	3.0%	3.0%	2.1%
Hedge funds	3.5%	3.5%	3.8%
For the Canadian retirement plan the allocation of pension plan assets totaling $70.7 million and $64.3 million as of December 31, 2013 and 2012, respectively, and the current target allocation as of December 31, 2012 are as follows:

	Percentage of Plan Assets
	2013 Target Allocation	Actual Allocation as of December 31,
Canada Plan Asset Allocations		2013	2012
U.S. large cap equity securities	17.0%	17.3%	17.0%
International equity securities	42.0%	42.6%	42.3%
Emerging markets equity securities	3.0%	3.0%	2.9%
International debt securities	38.0%	37.1%	37.8%

The funded defined benefit pension plan in Europe is invested wholly in guaranteed insurance contracts.
Defined Contribution Plans
The Company also sponsors a 401(k) plan covering substantially all U.S. employees, and matches a portion of employee contributions as well as making an additional contribution to all employees based on years of service and regardless of whether or not the employee contributes to the plan. The Company also sponsors a similar defined contribution plan covering substantially all Canadian employees.
Total expense recognized for these defined contribution plans was as follows:

Defined Contribution Plan Expense	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Expense	$9,091	$8,653	$7,422

NOTE 12:  OTHER POST-EMPLOYMENT BENEFIT PLANS
The Company sponsors two unfunded post-retirement medical programs covering many of its current and former employees in the U.S. and one post-retirement death benefit plan covering a limited number of former employees. The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2013 and 2012, were as follows:

Other Post-Retirement Benefits
(Amounts in thousands)	2013	2012
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(44,009)	$(45,665)
Service cost	(292)	(355)
Interest cost	(1,423)	(1,765)
Participant contributions	(2,246)	(1,932)
Actuarial gains (losses), net	7,352	1,706
Benefits and plan expenses paid	3,995	4,002
Plan amendment	11,577	—
Projected benefit obligations at end of year	$(25,046)	$(44,009)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	1,749	2,070
Participant contributions	2,246	1,932
Benefits and plan expenses paid	(3,995)	(4,002)
Fair value of plan assets at end of year	—	—
Net unfunded status at end of year	$(25,046)	$(44,009)
Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(1,873)	$(2,588)
Non-current liabilities	(23,173)	(41,421)
Net liability recognized on the Consolidated Balance Sheets	$(25,046)	$(44,009)
In August 2013, the Company amended the larger of its two U.S. post-retirement medical benefit plans and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65. The amendment is effective January 1, 2014. This plan amendment and changes in assumptions resulted in a $11.6 million reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $7.4 million in accumulated other comprehensive loss, and a $4.2 million reduction in deferred income tax liabilities on the Consolidated Balance Sheet as of December 31, 2013. This plan amendment also reduced the Company's 2013 expense for this plan by $0.7 million and is expected to reduce the Company's 2014 expense for this plan by $2.1 million.
According to the HCE Affordability Act of 2010, the tax free nature of Medicare Part D Subsidy no longer applies after 2012. Blount will no longer apply for the subsidy for periods after 2013. The projected benefit payments for these plans over the next ten years are estimated as follows:

Projected Benefit Payments (Amounts in thousands)	Estimated Gross Benefit Payments	Estimated Medicare Part D Subsidy	Estimated Net Benefit Payments
2014	$1,919	$220	$1,699
2015	1,765	—	1,765
2016	1,716	—	1,716
2017	1,695	—	1,695
2018	1,678	—	1,678
2019 – 2023	8,138	—	8,138
Total estimated benefit payments over next ten years	$16,911	$220	$16,691
The Company expects to meet funding requirements for its unfunded post-retirement medical and other benefit plans on a pay-as-you-go basis during 2014. The Company accounts for post-retirement medical plans in accordance with ASC 712. The obligation for these post-retirement benefit plans is reported in employee benefit obligations and accrued expenses on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss
The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other post-retirement benefits were as follows:

Periodic Benefit Cost and Other Comprehensive Loss	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$277	$355	$261
Interest cost	1,423	1,765	1,972
Amortization of actuarial losses	933	1,303	871
Amortization of prior service cost	(479)	—	—
Total net periodic benefit cost recognized in Consolidated Statements of Income	$2,154	$3,423	$3,104
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$(8,284)	$(3,009)	$7,212
Prior service cost	(11,098)	—	—
Total recognized in accumulated other comprehensive loss	$(19,382)	$(3,009)	$7,212
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	4.3%	4.3%	5.5%
Discount rate used to determine year-end benefit obligations	4.8%	4.0%	4.3%
Actuarial losses of $0.8 million and prior service cost of ($1.4) million, included in accumulated other comprehensive loss, are expected to be recognized as a component of net periodic benefit cost in 2014.
The Company annually evaluates and selects the discount rates to be used in accounting for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 9% in 2013, 10% in 2012, and 9% in 2011. As of December 31, 2013, the annual rate of increase in cost of health care benefits is assumed to be 7.5% in 2014, declining by 0.5% per year until 6% is reached in 2017, after which it decreases 0.25% per year until 5% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2013:

Effect of Change in Health Care Cost Trend Rates
(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$211	$(205)
Effect on other post-retirement benefit obligations	2,265	(1,880)
NOTE 13:  COMMITMENTS
The Company leases office space and equipment under operating leases expiring in one to fourteen years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, are as follows:

Future Minimum Operating Lease Commitments
(Amounts in thousands)	December 31, 2013
2014	$8,683
2015	6,760
2016	5,507
2017	5,134
2018	4,657
2019 – beyond	19,632

Total operating lease commitments	$50,373

Rentals charged to costs and expenses for continuing operations under cancelable and non-cancelable lease arrangements were as follows:

Operating Lease Rental Charges	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Rental charges	$8,683	$6,076	$5,101
See Note 9 for disclosure of capital lease obligations as of December 31, 2013.
Guarantees and other commercial commitments include the following:

Guarantees and Other Commercial Commitments	December 31, 2013
(Amounts in thousands)
Product warranty reserves	$1,741
Letters of credit outstanding	3,248
Other financial guarantees	3,363
Total	$8,352
In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See also Note 9.
Changes in the warranty reserve were as follows:

Warranty	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Balance at beginning of period	$1,914	$1,539	$616
Warranty reserve of acquired businesses	—	—	785
Accrued warranty expense	887	3,215	631
Payments made (in cash or in-kind)	(1,060)	(2,840)	(493)
Balance at end of period	$1,741	$1,914	$1,539
Other financial guarantees arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability, and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity. See also Note 14.
NOTE 14:  CONTINGENT LIABILITIES
The Company reserves for product liability, environmental remediation, and other legal matters as management becomes aware of such matters. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal matter to ensure that the appropriate reserve for its obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2013 and 2012, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future. Management periodically assesses these insurance companies to monitor their ability to pay such claims.
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

The current on-site monitoring program and required deliverables under various orders are being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. The Company may or may not be required, in the future, to contribute to the costs of required deliverables or remediation activities. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the years ended December 31, 2013, 2012, and 2011 in connection with the remediation efforts at the Site.
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
With respect to certain proceedings involving Carlton, which the Company acquired on May 2, 2008, the Company has determined that in 1989 contamination of soil and groundwater by trichloroethylene (“TCE”) and other volatile organic compounds (“VOCs”) was discovered at Carlton’s facility located in Milwaukie, Oregon (the “Carlton Site”) in connection with the removal of two underground storage tanks. On November 19, 1990, Carlton entered into a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997, and 2000, pursuant to which the Company continues to investigate, remediate, and monitor the contamination under the supervision of the DEQ. The Company recognized an initial reserve of $3.4 million at the time of its acquisition of Carlton, representing the estimated costs to remediate this site. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows. In addition, beginning October 2010 and continuing through November 2012, the Company received insurance proceeds to reimburse certain of the expenditures for this remediation effort. The Company does not expect to receive additional insurance proceeds for this matter.
From time to time, the Company is a defendant in product liability claims or lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these claims and lawsuits arise out of the Company’s duty to indemnify certain purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, from time to time the Company is a party to other claims or lawsuits arising out of the normal course of its business, including claims or lawsuits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In other cases, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims or lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future.
The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. As of December 31, 2013 and December 31, 2012, the Company has recorded liabilities totaling $6.3 million and $6.4 million, respectively, on the Consolidated Balance Sheets for estimated product liability and environmental remediation costs.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes accumulated other comprehensive loss by component, net of related income tax effects:

Accumulated Other Comprehensive (Loss) Gain	December 31,	December 31,
(Amounts in thousands)	2013	2012
Pension and other post-employment benefits	$(53,009)	$(81,983)
Unrealized losses on derivative instruments	(2,173)	(2,514)
Foreign currency translation	11,607	9,078
Total accumulated other comprehensive loss	$(43,575)	$(75,419)

The following table summarizes the changes in accumulated other comprehensive loss by component, net of income taxes:

	Year Ended December 31, 2013
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative instruments	Foreign currency translation	Total
(Amounts in thousands)
Accumulated other comprehensive (loss) gain at beginning of period	$(81,983)	$(2,514)	$9,078	$(75,419)
Gain from plan amendment	7,387	—	—	7,387
Other comprehensive gain before reclassifications	16,230	9	2,529	18,768
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	5,357	332	—	5,689
Net current period other comprehensive gain	28,974	341	2,529	31,844
Accumulated other comprehensive (loss) gain at end of period	$(53,009)	$(2,173)	$11,607	$(43,575)
The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income:

	Year Ended December 31,			Affected line item in the Consolidated
Reclassifications From Accumulated Other Comprehensive Loss to Income	2013	2012	2011	Statements of Income
Unrealized losses on derivative instruments:
Foreign currency hedge gains (losses)	$(501)	$(75)	$644	Cost of sales
Income tax benefit	169	28	(238)	Provision for income taxes
Unrealized losses on derivative instruments, net	$(332)	$(47)	$406

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(8,456)	$(8,573)	$(5,137)	Cost of sales and SG&A
Amortization of prior service cost	481	6	6	Cost of sales and SG&A
Income tax benefit	2,618	2,959	1,856	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(5,357)	$(5,608)	$(3,275)
Total reclassifications for the period, net	$(5,689)	$(5,655)	$(2,869)
See Note 11 and Note 12 for discussion of pension and other post-employment benefit plans and Note 20 for discussion of derivative instruments.

NOTE 16:  EARNINGS PER SHARE DATA
Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Year Ended December 31,
(Shares in thousands)	2013	2012	2011
Actual weighted average common shares outstanding	49,478	49,170	48,701
Dilutive effect of common stock equivalents	644	729	733
Diluted weighted average common shares outstanding	50,122	49,899	49,434
Options and SAR excluded from computation as anti-dilutive because they are out-of-the-money	2,414	1,783	1,337
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	175	147	124
Effect that allocation of undistributed earnings to participating securities (unvested RSUs) under the two class method would have on reported earnings per share if such allocation were made:
Basic earnings per share	$—	$(0.01)	$—
Diluted earnings per share	$(0.01)	$—	$(0.01)
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
On April 25, 2006, the Company’s stockholders approved the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for a variety of stock-based award instruments and terms. The maximum number of shares that may be awarded under the 2006 Plan was initially set at 4,236,919, of which 736,919 represented shares that remained unused under the Company’s previous plans that were transferred to the 2006 Plan. The maximum number of incentive stock options that may be issued under the 2006 Plan is 1,750,000. Recently issued stock awards generally vest over a three-year period and remain restricted until the end of the three-year vesting period. Stock options and SARs generally carry a ten-year expiration term.
Stock Options and SARs. The fair values of options and stock-settled SARs were estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2013, 2012, and 2011 was derived from the “simplified” method, meaning one half the term of the instrument plus one additional year. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate. The Company generally applies an estimated average forfeiture rate on its broad-based stock awards granted to a diverse population of employees, which reduces the expense recognized. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the vesting period of the stock awards.
The following assumptions were used to estimate the fair value of SARs granted:

Assumptions Used for SARs	Year Ended December 31,
	2013	2012	2011
Estimated average lives	6 years	6 years	6 years
Risk-free interest rate	1.1%	1.2%	2.4%
Expected volatility	49.4% - 49.6%	49.3% - 49.6%	48.4% - 49.5%
Weighted average volatility	49.6%	49.6%	47.5%
Dividend yield	—%	—%	—%
Estimated forfeiture rate	2.7%	3.2%	5.5%
Weighted average exercise price	$13.83	$16.68	$15.10
Weighted average grant date fair value	$6.56	$7.93	$7.36
A summary of stock option and stock-settled SARs activity is presented in the following table:

Outstanding Options and SARs Activity	Year Ended December 31, 2013
	Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding options and SARs at beginning of period	3,810	$13.15
SARs granted	713	13.83
Options exercised	(161)	4.99
SARs exercised	(60)	11.72
Options forfeited or expired	—	—
SARs forfeited or expired	(102)	13.47
Outstanding options and SARs at end of period	4,200	$13.59	5.5	$7,132
Outstanding options at end of period	1,271	$11.55	4.2	$4,587
Outstanding SARs at end of period	2,929	14.47	6.1	2,545
Options exercisable at end of period	1,271	11.55	4.2	4,587
SARs exercisable at end of period	1,264	13.64	3.9	2,101

Restricted Stock Units. RSUs vest ratably each quarter over a three-year period and remain restricted until the end of the vesting period. The number of RSUs granted in 2013, 2012, and 2011 totaled 135 thousand shares, 117 thousand shares, and 112 thousand shares, respectively. The weighted average grant date fair value of the RSUs granted in 2013, 2012, and 2011 was $13.82, $16.68, and $15.13 per share, respectively.
A summary of RSUs activity is presented in the following table:

Outstanding RSU Activity	Year Ended December 31, 2013
	Shares (in 000’s)	Weighted Average Grant-Date Fair Value
Outstanding RSUs at January 1, 2013	325	$14.60
Granted	135	13.82
Released from restriction	(106)	11.83
Forfeited	(11)	14.90
Outstanding RSUs at December 31, 2013	343	$15.14
Outstanding RSUs that are vested and remain restricted at end of period	168	15.43

Stock-based Awards. A summary of stock options, SARs, and RSU information is presented in the following table:

Stock-Based Awards	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Intrinsic value of options exercised	$1,387	$3,522	$2,655
Estimated fair value of options and SARs that vested	3,250	3,993	3,747
Fair value of RSUs released from restriction	1,421	40	611
Estimated fair value of RSUs that vested	1,454	1,231	1,339
Stock-based compensation cost recognized in income	5,607	5,592	4,441
Total tax benefit on stock-based compensation recognized	1,916	1,917	1,560
Total amount of cash received from exercises	804	1,152	1,041
Tax (expense) benefit realized from exercises	302	1,187	877
Cash used to settle equity instruments	10	—	—
As of December 31, 2013, the total unrecognized stock-based compensation expense related to previously granted awards was $7.3 million. The weighted average period over which this expense is expected to be recognized is 22 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.
Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with ASC 718. Tax attributes are determined under the tax law ordering method.
NOTE 18:  SEGMENT INFORMATION
The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden or FLAG segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 68.1% of our consolidated sales for the year ended December 31, 2013.
The Company’s Farm, Ranch, and Agriculture or FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets to FRAG customers through our sales and distribution network. The FRAG segment represented 28.9% of our consolidated sales for the year ended December 31, 2013.
The Company also operates a concrete cutting and finishing equipment business that represented 3.0% of consolidated sales for the year ended December 31, 2013, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market.
The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, our continuous improvement program, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include the facility closure and restructuring costs recognized in 2012 and 2013 within this Corporate and Other category, because we do not consider such events to be ongoing aspects of our business segments’ activities. We also included the cost of terminating a corporate sponsored manufacturing technology project within the Corporate and Other category for the year ended December 31, 2013. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table reflects selected financial information by segment and sales by geographic region.

Segment Information	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Sales:
FLAG	$613,105	$650,480	$659,883
FRAG	260,297	250,845	147,475
Corporate and other	27,193	26,341	24,272
Total sales	$900,595	$927,666	$831,630
Operating income (expense):
FLAG	$83,215	$108,255	$115,597
FRAG	(18,641)	(7,495)	4,474
Corporate and other	(27,053)	(21,480)	(22,118)
Total operating income	$37,521	$79,280	$97,953
Impairment of acquired intangible assets:
FLAG	$3,292	$—	$—
FRAG	21,587	—	—
Corporate and other	—	—	—
Total impairment of acquired intangible assets	$24,879	$—	$—
Depreciation and amortization:
FLAG	$27,318	$26,574	$24,663
FRAG	17,529	16,341	9,941
Corporate and other	4,673	2,203	1,203
Total depreciation and amortization	$49,520	$45,118	$35,807
Capital expenditures:
FLAG	$25,583	$46,215	$37,359
FRAG	2,118	6,717	1,600
Corporate and other	1,874	158	6
Total capital expenditures	$29,575	$53,090	$38,965
Sales by geographic region:
United States	$411,373	$407,967	$308,593
Europe	222,487	241,884	229,103
China	43,103	44,412	45,134
Brazil	32,750	36,561	33,242
Canada	28,018	30,232	25,285
Russian Federation	18,623	26,040	23,375
All others, individually insignificant	144,241	140,570	166,898
Total sales	$900,595	$927,666	$831,630
The geographic sales information is by country of destination. No customer accounted for 10% or more of sales in 2013, 2012, or 2011.

Balance Sheet Information by Segment	As of December 31,
(Amounts in thousands)	2013	2012
Total assets:
FLAG	$376,728	$468,121
FRAG	375,020	374,856
Corporate and other	64,603	62,314
Total assets	$816,351	$905,291
Goodwill:
FLAG	$64,607	$66,297
FRAG	78,061	98,865
Corporate and other	14	13
Total goodwill	$142,682	$165,175
Property, plant, and equipment, net:
United States	$75,056	$91,446
China	45,337	41,610
Canada	19,980	20,473
European Union	13,075	12,154
Brazil	10,320	11,532
All other	426	487
Total property, plant, and equipment, net	$164,194	$177,702
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

Change in Goodwill (Amounts in thousands)	FLAG	FRAG	Corporate and Other	Total
December 31, 2012	$66,297	$98,865	$13	$165,175
Impairment	(1,912)	(20,853)	—	(22,765)
Effect of changes in foreign currency translation rates	222	49	1	272
December 31, 2013	$64,607	$78,061	$14	$142,682
NOTE 19:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Cash paid for:
Interest	$18,074	$16,574	$16,961
Income taxes, net	25,317	24,672	24,827
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	2,576	—	—
Property, plant, and equipment payments for items purchased or received in the prior year	97	(1,165)	1,408
Debt assumed in connection with the acquisition of PBL	—	—	13,497
During the years ended December 31, 2013 and December 31, 2011, we collected $3.4 million and $2.6 million, respectively, of cash previously held in escrow from the sale of our Forestry Division in 2007.

NOTE 20:  CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
At December 31, 2013, approximately 45% of accounts receivable were from customers outside the U.S. One customer accounted for 6.5% and 7.3% at December 31, 2013 and 2012, respectively, of the total accounts receivable balance. No other customer accounted for more than 3% of accounts receivable at December 31, 2013 or 2012. Accounts receivable are principally from dealers, distributors, mass merchants, chain saw manufacturers, and other OEMs. The majority of accounts receivable are not collateralized.
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
Under U.S. GAAP, the framework for measuring fair value is based on independent observable inputs of market data, see Note 11 for a description of the framework for measuring fair value and Levels 1, 2, and 3.
The estimated fair values of the senior credit facility loans at December 31, 2013 and 2012 are presented below. See also Note 9.

Fair Value of Debt	December 31, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$435,107	$426,405	$516,250	$513,669
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
The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.6 million as of December 31, 2013 and $28 thousand as of December 31, 2012. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 15 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.
Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through December 31, 2013, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $40.0 million at December 31, 2013 and $45.5 million at December 31, 2012.
Derivative Financial Instruments and Interest Rates. The senior credit facility agreement currently includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. During 2013, the Company recognized $1.0 million of incremental interest expense related to these interest rate swap contracts. Through December 31, 2013, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness.

Derivatives held by the Company and reflected on the Consolidated Balance Sheets are summarized as follows:

Derivative Financial Instruments		Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3	Classification
December 31, 2013:
Current Liabilities:
Interest rate hedge agreements	$(1,509)	$—	$(1,509)	$—	Accrued expenses
Foreign currency hedge agreements	(571)	—	(571)	—	Accrued expenses
Long-term Liabilities:
Interest rate hedge agreements	(1,400)	—	(1,400)	—	Other liabilities
December 31, 2012:
Current Liabilities:
Interest rate hedge agreements	$(812)	$—	$(812)	$—	Accrued expenses
Foreign currency hedge agreements	(28)	—	(28)	—	Accrued expenses
Long-term Liabilities:
Interest rate hedge agreements	(3,148)	—	(3,148)	—	Other liabilities
The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The counterparties to the above mentioned derivative instruments are major financial institutions. In accordance with ASC 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of December 31, 2013 and 2012 is considered minimal.
SUPPLEMENTARY DATA
UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	Year Ended December 31, 2013
(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(Amounts may not sum due to rounding)
Sales	$232,615	$220,407	$230,628	$216,946	$900,595
Gross profit	63,105	60,662	62,508	55,688	241,962
Net income	9,340	9,330	7,696	(21,526)	4,840
Net income per share:
Basic	$0.19	$0.19	$0.16	$(0.43)	$0.10
Diluted	0.19	0.19	0.15	(0.42)	0.10

	Year Ended December 31, 2012
(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(Amounts may not sum due to rounding)
Sales	$226,309	$239,059	$232,736	$229,562	$927,666
Gross profit	62,665	68,078	62,928	62,543	256,215
Net income	5,881	13,101	11,622	8,984	39,588
Net income per share:
Basic	$0.12	$0.27	$0.24	$0.18	$0.81
Diluted	0.12	0.26	0.23	0.18	0.79
Acquisition accounting effects included in the above results for 2013 totaled $3.7 million in each quarter. A charge of $24.9 million for impairment of acquired intangible assets is included in the fourth quarter of 2013. Facility closure and restructuring costs during 2013 totaled $5.1 million in the third quarter and $3.1 million in the fourth quarter.
Acquisition accounting effects included in the above results for 2012 totaled $4.4 million in the first quarter, $4.3 million in the second quarter, and $3.7 million in each of the third and fourth quarters. Facility closure and restructuring costs during 2012 totaled $4.9 million in the first quarter, $1.7 million in the second quarter, and $0.8 million in the third quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On March 5, 2014, PricewaterhouseCoopers LLP ("PwC") notified the Company that it would not stand for re-election as the Company's independent registered public accounting firm. During the three years ended December 31, 2013, and during the subsequent interim period through April 22, 2014, there were no "disagreements," as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreements in connection with its reports. Except for certain material weaknesses described in the Form 8-K filed by the Company with the Commission on March 10, 2014, there were no "reportable events" under Item 304(a)(1)(v) of Regulation S-K that occurred or were identified during the Company's three most recent years ended December 31, 2013 and during the subsequent interim period through April 22, 2014.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain Disclosure Controls and Procedures (“DCP”) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, as of December 31, 2013, the Company’s CEO and CFO have concluded that the Company’s DCP (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting ("ICFR") described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate ICFR, as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. ICFR includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management of the Company has assessed the effectiveness of our ICFR as of December 31, 2013 using the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management identified material weaknesses in ICFR as of December 31, 2013 as further described below.

A material weakness is a deficiency, or combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constitute material weaknesses in our ICFR as of December 31, 2013:

1.
The Company did not design and maintain effective internal control over the accounting for goodwill. Specifically, the Company did not design and maintain effective controls related to the reassignment of goodwill between reporting units as a result of changes in its reporting structure, the review of assumptions and data used in the annual impairment test, and the identification of changes in events and circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

2.
The Company did not design and maintain effective internal control over the accounting for intangible assets other than goodwill. Specifically, the Company did not properly perform its annual impairment analysis for indefinite-lived intangibles assets other than goodwill; did not properly evaluate in each reporting period the remaining useful lives of intangible assets not subject to amortization to determine whether events or circumstances continue to support an indefinite useful life; did not evaluate whether events or circumstances were present that would require an impairment assessment of indefinite and finite-lived intangible assets; and did not evaluate the useful lives of finite-lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

3.
The Company did not design and maintain effective information technology general controls at our Woods/TISCO subsidiary and did not design effective information technology general controls at our PBL and KOX subsidiaries. Specifically, the Company did not design and maintain effective controls with respect to segregation of duties, restricted access to programs and data at the Woods/TISCO subsidiary and did not design effective controls with respect to segregation of duties and restricted access to programs and data at the PBL and KOX subsidiaries. Additionally, the Company did not design effective change management controls at the KOX subsidiary. Consequently, controls that were dependent on the effective operation of information technology were not effectively designed to include adequate review of system generated data used in the operation of the controls and were determined not to be operating effectively. Accordingly, the Company did not maintain effective internal controls over the journal entry, inventory, revenue and receivables, purchasing and payables, payroll, and fixed asset processes at these subsidiaries.

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statement that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company's ICFR as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report.

Plan for Remediation of Material Weaknesses

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses identified above. Management has or intends to take the following actions to address the material weaknesses:

1.
Re-designing its processes and controls relating to the accounting for goodwill, including the reassignment of goodwill between reporting units as a result of changes in our reporting structure, the review and validation of assumptions and data used in the annual goodwill impairment test, and refinements to our periodic review process for evaluating potential events and circumstances that could indicate an impairment of goodwill at an interim date.

2.
Re-designing its processes and controls, including the implementation of new controls, relating to the accounting for intangible assets other than goodwill, including the assessment of the remaining useful lives of intangible assets not subject to amortization and finite-lived intangible assets each reporting period, and the periodic review of potential changes in events and circumstances that could indicate an impairment of these assets at an interim date.

3.
Implementing changes in information technology general controls at our Woods/TISCO subsidiary, in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities. Management implemented SAP at our PBL subsidiary effective January 1, 2014 and is planning to implement SAP at our KOX subsidiary effective May 1, 2014. Management is also planning to begin the implementation of SAP at our Woods/TISCO subsidiary in late 2014. Management believes the implementation of SAP at PBL has, and at KOX will, adequately improve information technology general controls at these subsidiaries.

4.	Implementing changes in controls over restricted access and segregation of duties within the SAP system.

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

Changes in Internal Control Over Financial Reporting

There was no change in our ICFR during our fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

See the “Election of Directors”, “Executive Officers”, and “Audit Committee Disclosure” sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the “Compensation of Directors”, “Compensation Discussion and Analysis”, “Executive Compensation”, and “Employment Agreements” sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the “Principal Stockholders” and “Equity Compensation Plan Information” sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the “Election of Directors”, “The Board and Its Committees”, “Audit Committee Disclosure”, “Audit Committee Report”, and “Certain Transactions and Other Matters” sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the “Ratification of the Appointment of Independent Registered Public Accounting Firm” section of our Proxy Statement for the 2014 Annual Meeting of Stockholders, which section is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.
(B) Exhibits required by Item 601 of Regulation S-K:
*3(a) By-laws of Blount International, Inc. filed as Exhibit 3.1 to Form 8-K filed by Blount International, Inc. on January 25, 2011 (Commission File No. 001-11549).

*4(a) Restated Certificate of Incorporation of Blount International, Inc. (included as Exhibit A to the Agreement and Plan of Merger and Recapitalization which is Exhibit 2.1) filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 filed by Blount International, Inc. on July 15, 1999 (Reg. No. 333-82973).
*4(b) Form of Stock Certificate of New Blount Common Stock filed as part of the Proxy Statement-Prospectus which forms a part of the Registration Statement on Form S-4 filed by Blount International, Inc. on July 15, 1999 (Reg. No. 333-82973).
*4(c) Fourth Amended and Restated Credit Agreement, dated as of June 13, 2011, by and among Blount Inc., a Delaware corporation, Omark Properties, Inc., an Oregon corporation, Windsor Forestry Tools LLC, the other Credit Parties signatory thereto; General Electric Capital Corporation, in its capacity as Agent for the Lenders; and the other Lenders party thereto filed as Exhibit 10.1 to the Quarterly Report of Blount International, Inc. on Form 10-Q for the period ended June 30, 2011 (Commission File No. 001-11549).
*4(d) First Amendment to Fourth Amended and Restated Credit Agreement dated August 3, 2012, by and among Blount Inc., a Delaware corporation, Omark Properties, Inc., an Oregon corporation, Windsor Forestry Tools LLC, the other Credit Parties signatory thereto; General Electric Capital Corporation, in its capacity as Agent for the Lenders; and the other Lenders party thereto filed as Exhibit 99.2 to the Current Report of Blount International, Inc. on Form 8-K dated August 7, 2012 (Commission File No. 001-11549).
*4(e) Second Amendment to the Fourth Amended and Restated Credit Agreement dated May 3, 2013, by and among Blount Inc., a Delaware corporation, Omark Properties, Inc., an Oregon corporation, Windsor Forestry Tools LLC, the other Credit Parties signatory thereto; General Electric Capital Corporation, in its capacity as Agent for the Lenders; and the other Lenders party thereto filed as Exhibit 99.2 to the Current Report of Blount International, Inc. on Form 8-K dated May 7, 2013 (Commission File No. 001-11549).
*4(f) Third Amendment to the Fourth Amended and Restated Credit Agreement dated March 28, 2014, by and among Blount Inc., a Delaware corporation, Omark Properties, Inc., an Oregon corporation, Windsor Forestry Tools LLC, the other Credit Parties signatory thereto; General Electric Capital Corporation, in its capacity as Agent for the Lenders; and the other Lenders party thereto filed as Exhibit 99.1 to the Current Report of Blount International, Inc. on Form 8-K dated April 2, 2014 (Commission File No. 001-11549).
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
*10(f) Blount International, Inc. 2006 Equity Incentive Plan, effective as of February 15, 2006, filed as Exhibit B to the Proxy Statement of Blount International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549), and the Amendment to the Blount International, Inc. 2006 Equity Incentive Plan dated February 23, 2007, filed as Exhibit 10.2 to the Registration Statement on Form S-8 file by Blount International, Inc., which became effective on March 7, 2008 (Reg. No. 333-149584).
*10(g) Employment Agreement by and between Blount International, Inc. and Andrew W. York dated as of February 13, 2012, filed as Exhibit 10(h) to Form 10-K filed by Blount International, Inc. on March 13, 2012, Commission File No. 001-11549).
*10(h) Employment Agreement by and between Blount International, Inc. and Joshua L. Collins dated September 28, 2009, filed as Exhibit 10.1 to Form 8-K filed by Blount International, Inc. on October 1, 2009 (Commission File No. 001-11549).
*10(i) Amended and Restated Employment Agreement by and between Blount International, Inc. and Calvin E. Jenness dated as of December 30, 2010 filed as Exhibit 10(l) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-11549).
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
*10(l) Employment Agreement by and between Blount International, Inc. and David A. Willmott dated December 14, 2009, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-11549).
*14(a) Amendment to the Code of Ethics for Covered Officers as approved by the Board of Directors on October 17, 2013, filed as Exhibit 99.2 to Form 8-K filed by Blount International, Inc. on October 22, 2013 (Commission File No. 001-11549).

-**21 A list of the significant subsidiaries of Blount International, Inc.

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

Incorporated by reference

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

April 22, 2014

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
Dated: April 22, 2014

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
David A. Willmott
President and Chief Operating Officer
Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions (Dispositions), Net	(Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	$3,116	$(64)	$—	$34	$3,086
Inventory reserves	11,726	4,292	—	(3,931)	12,087
Valuation allowance for deferred tax assets	2,552	2,201	—	—	4,753
Year Ended December 31, 2012:
Allowance for doubtful accounts receivable	3,142	98	—	(124)	3,116
Inventory reserves	9,899	8,281	—	(6,454)	11,726
Valuation allowance for deferred tax assets	603	1,949	—	—	2,552
Year Ended December 31, 2011:
Allowance for doubtful accounts receivable	1,490	608	1,097	(53)	3,142
Inventory reserves	5,108	4,326	3,428	(2,963)	9,899
Valuation allowance for deferred tax assets	2,314	(1,711)	—	—	603

The graph below matches the cumulative 5-year total return of holders of Blount International, Inc.‘s common stock with the cumulative total returns of the NYSE Composite index, and a customized peer group of companies that includes nine companies, which are Actuant, AGCO Corp., Alamo Group Inc., Briggs & Stratton Corp., Husqvarna AB, Kennametal Inc., Makita Corp., Snap-On Inc., and The Toro Company. The graph assumes that the value of the investment in the Company’s common stock, in each peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013.
 The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Year ended December 31,	2008	2009	2010	2011	2012	2013
Blount International, Inc.	100.00	106.54	166.24	153.16	166.88	152.64
NYSE Composite	100.00	128.95	146.69	141.46	164.45	207.85
Peer Group	100.00	133.80	177.32	144.38	192.56	241.05