Form 10-K/A
period 2013-12-31
BLOUNT INTERNATIONAL INC
filed 2014-05-02
CIK 1001606

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A to our previously issued Annual Report on Form 10-K for the year ended December 31, 2013 (the "Original Filing") to amend Exhibit 23 (Consent of Independent Registered Public Accounting Firm), to remove the reference to the Registration Statement on Form S-3 (No. 333-168689), and also to remove the reference to Rule 406T of Regulation S-T included in Item 15 (B) concerning our XBRL data. The Original Filing was filed with the Securities and Exchange Commission on April 23, 2014. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto. All other information included in the Original Filing remains unchanged and is not amended. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

May 2, 2014

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
Dated: May 2, 2014

/s/ Robert E. Beasley, Jr.	/s/ Ronald Cami
Robert E. Beasley, Jr.	Ronald Cami
Director	Director

/s/ Andrew C. Clarke	/s/ Joshua L. Collins
Andrew C. Clarke	Joshua L. Collins
Director	Chairman and Chief Executive Officer
Director

/s/ Nelda J. Connors	/s/ Daniel J. Obringer
Nelda J. Connors	Daniel J. Obringer
Director	Director

/s/ E. Daniel James	/s/ Harold E. Layman
E. Daniel James	Harold E. Layman
Director	Director

/s/ David A. Willmott
David A. Willmott
President and Chief Operating Officer
Director