Form 10-Q
period 2014-03-31
BLOUNT INTERNATIONAL INC
filed 2014-05-14
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2014.
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
As of May 5, 2014 there were 49,462,370 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2014	2013
Sales	$231,959	$232,615
Cost of sales	165,066	169,510
Gross profit	66,893	63,105
Selling, general, and administrative expenses	44,568	43,962
Facility closure and restructuring charges	1,537	—
Operating income	20,788	19,143
Interest income	37	30
Interest expense	(4,525)	(4,347)
Other income (expense), net	2	826
Income before income taxes	16,302	15,652
Provision for income taxes	5,716	6,312
Net income	$10,586	$9,340

Basic income per share	$0.21	$0.19
Diluted income per share	$0.21	$0.19

Weighted average shares used in per share calculations:
Basic	49,631	49,374
Diluted	50,247	50,189

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013

Net income	$10,586	$9,340
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding losses	(603)	(432)
Losses reclassified to net income	610	43
Unrealized gains (losses) on derivative financial instruments, net	7	(389)
Pension and other post-employment benefit plans:
Net actuarial gains	142	—
Amortization of net actuarial losses	1,686	—
Amortization of prior service cost	(360)	—
Pension and other post-employment benefit plans	1,468	—

Foreign currency translation adjustment	(47)	(2,892)

Other comprehensive income (loss), before tax	1,428	(3,281)
Income tax (provision) benefit on other comprehensive income (loss)	(492)	720
Other comprehensive income (loss), net of tax	936	(2,561)
Comprehensive income	$11,522	$6,779

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$38,689	$42,797
Accounts receivable, net	143,075	110,807
Inventories	154,576	156,955
Deferred income taxes	18,558	17,925
Assets held for sale	7,680	7,680
Other current assets	17,916	20,189
Total current assets	380,494	356,353
Property, plant, and equipment, net	163,025	164,194
Deferred income taxes	351	456
Intangible assets, net	128,930	127,141
Goodwill	143,170	142,682
Other assets	24,891	25,525
Total Assets	$840,861	$816,351

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,019	$15,016
Accounts payable	55,069	43,009
Accrued expenses	66,507	70,431
Deferred income taxes	44	45
Total current liabilities	136,639	128,501
Long-term debt, excluding current maturities	426,865	422,972
Deferred income taxes	50,499	48,104
Employee benefit obligations	47,296	49,630
Other liabilities	12,542	12,744
Total liabilities	673,841	661,951
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,462,370 and 49,378,506 outstanding, respectively	495	494
Capital in excess of par value of stock	613,823	612,726
Accumulated deficit	(404,659)	(415,245)
Accumulated other comprehensive loss	(42,639)	(43,575)
Total stockholders’ equity	167,020	154,400
Total Liabilities and Stockholders’ Equity	$840,861	$816,351

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Cash flows from operating activities:
Net income	$10,586	$9,340
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,475	7,894
Amortization	3,669	3,932
Stock-based compensation expense	1,452	1,362
Excess tax benefit from stock-based compensation	(31)	(61)
Asset impairment charges	673	—
Deferred income taxes	(318)	105
Other non-cash items	268	222
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(31,270)	(27,940)
(Increase) decrease in inventories	2,133	154
(Increase) decrease in other assets	1,254	782
Increase (decrease) in accounts payable	10,533	3,779
Increase (decrease) in accrued expenses	(5,336)	(5,029)
Increase (decrease) in other liabilities	(1,362)	(348)
Net cash used in operating activities	(274)	(5,808)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,537)	(6,461)
Proceeds from sale of assets	68	56
Acquisitions, net of cash acquired	(2,741)	—
Collection of escrow proceeds on sale of discontinued operations	100	—
Net cash used in investing activities	(8,110)	(6,405)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	7,650	(19,000)
Repayment of term loan principal and capital lease obligations	(3,752)	(3,768)
Excess tax benefit from stock-based compensation	31	61
Proceeds from stock-based compensation activity	52	27
Taxes paid under stock-based compensation activity	—	(448)
Net cash provided by (used in) financing activities	3,981	(23,128)

Effect of exchange rate changes	295	(971)

Net decrease in cash and cash equivalents	(4,108)	(36,312)
Cash and cash equivalents at beginning of period	42,797	50,267
Cash and cash equivalents at end of period	$38,689	$13,955

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation. The unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.” and "U.S. GAAP"). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods presented.

The accompanying financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The December 31, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We base our estimates on various assumptions that are believed to be reasonable under the circumstances. Management routinely and frequently evaluates and updates these estimates and it is reasonably possible that these estimates will change in the near term.

Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $3.0 million and $3.1 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.

Income taxes. The income tax provision in the three months ended March 31, 2013 includes a non-cash charge of $0.9 million from the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.

Recently Adopted Accounting Pronouncements. Recent accounting pronouncements issued by the Financial Accounting Standards Board and the SEC did not have a material impact on the Company's consolidated financial statements.

Reclassifications. Certain immaterial amounts in the prior period financial statements and notes may have been reclassified to conform to the current period presentation.

NOTE 2: ACQUISITIONS

2014 Acquisition of Pentruder Inc.

On January 29, 2014, we acquired Pentruder Inc. ("Pentruder") and became the exclusive distributor of Pentruder high-performance concrete cutting systems in the Americas. Pentruder operates a distribution center in Chandler, Arizona, and is reported within the Corporate and Other category as part of the Company's Concrete Cutting and Finishing ("CCF") equipment business. Purchase accounting for Pentruder is preliminary as of March 31, 2014, and will be adjusted as additional information becomes available. Preliminary intangible assets recorded in conjunction with the Pentruder acquisition consist of a distribution agreement, a non-compete agreement, and goodwill.

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve efficiencies. Direct costs associated with this action were $0.8 million in the three months ended March 31, 2014. These costs consisted of asset impairment charges on additional equipment identified for disposal during the first quarter of 2014, and moving costs for equipment relocated to other Blount manufacturing facilities. The cumulative costs incurred to date were $9.0 million, including $2.2 million reported in cost of sales during 2013. Of these cumulative charges, $3.9 million were cash transition costs including severance and moving expenses, and $5.1 million were non-cash charges for impairment and accelerated depreciation on land, building and equipment to be disposed. As of March 31, 2014, substantially all accrued severance expense had been paid. The Company does not expect to incur significant further costs on this facility consolidation, which is expected to be completed in the second quarter of 2014.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility acquired with Finalame SA, which included PBL SA and related companies (collectively “PBL”) in 2011 in Queretaro, Mexico in order to reduce operating costs and improve efficiencies. During the three months ended March 31, 2014, we recognized direct costs of $0.7 million associated with this plant closure and consolidation, consisting of severance, asset impairment charges, lease exit costs, and moving expenses for equipment and inventories. As of March 31, 2014, $83 thousand in accrued severance expense had not yet been paid. The Company expects to incur an additional $0.6 million to $0.8 million in the second quarter of 2014 to complete this facility consolidation.

NOTE 4: INVENTORIES
Inventories consisted of the following:

Inventories	March 31,	December 31,
(Amounts in thousands)	2014	2013
Raw materials and supplies	$21,501	$21,476
Work in process	18,241	19,400
Finished goods	114,834	116,079
Total inventories	$154,576	$156,955

NOTE 5: INTANGIBLE ASSETS, NET

The following table summarizes intangible assets related to acquisitions:

		March 31, 2014		December 31, 2013
	Amortization	Gross		Gross
Intangible Assets	Period	Carrying	Accumulated	Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$143,170	$—	$142,682	$—
Trademarks and trade names	Indefinite	58,809	—	58,814	—
Total with indefinite lives		201,979	—	201,496	—
Distribution and non-compete agreements	2 - 7	6,092	1,225	1,112	1,064
Patents	11 - 13	5,320	2,096	5,320	1,988
Manufacturing technology	n/a	2,637	2,637	2,639	2,639
Trademarks and trade names	5	549	45	549	18
Customer relationships	10 - 19	107,625	46,099	107,633	43,217
Total with finite lives		122,223	52,102	117,253	48,926
Total intangible assets		$324,202	$52,102	$318,749	$48,926

The following table shows the change in goodwill for the three months ended March 31, 2014:

Change in Goodwill	Forestry, Lawn, and Garden ("FLAG")	Farm, Ranch, and Agriculture ("FRAG")	Corporate and Other	Total
(Amounts in thousands)
December 31, 2013	$64,607	$78,061	$14	$142,682
Acquisition of Pentruder	—	—	492	492
Effect of changes in foreign exchange rates	(4)	—	—	(4)
March 31, 2014	$64,603	$78,061	$506	$143,170

In the fourth quarter of 2013, the Company recognized impairment charges totaling $24.9 million on goodwill and indefinite-lived intangible assets other than goodwill. Specifically, the Company's impairment analysis resulted in impairment charges of $19.6 million on goodwill at our SpeeCo reporting unit and $3.2 million on our PBL reporting unit. Through March 31, 2014, these are the only impairments of goodwill recognized by the Company. In addition, impairment charges totaling $2.1 million were recognized on the Carlton and SpeeCo trade name intangible assets. Determining the fair value of goodwill and other intangible assets is a complex process involving the projection of future expected cash flows and then discounting those projected cash flows to present value. The process involves numerous significant assumptions about future events and is highly judgmental in nature. Certain of the Company's goodwill reporting units have limited amounts of headroom or excess of estimated fair value over the recorded values of their net assets. Certain of the Company's indefinite-lived intangible assets have limited amounts of headroom or excess of estimated fair value over the recorded values. Significant adverse developments or changes in assumptions related to these goodwill reporting units or other intangible assets could result in additional impairment charges being recognized in the future. See additional information regarding the annual impairment analysis of goodwill and other indefinite-lived intangible assets in Form 10-K for the year ended December 31, 2013.

Amortization expense for these intangible assets, included in cost of goods sold in the Consolidated Statements of Income, was as follows:

Amortization Expense for Intangible Assets	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Amortization expense for acquired intangible assets	$3,182	$3,557

Amortization expense for these intangible assets is expected to total $12.8 million in 2014, $11.4 million in 2015, $10.0 million in 2016, $8.4 million in 2017, and $7.0 million in 2018.

NOTE 6: DEBT

Debt consisted of the following:

Debt	March 31,	December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$182,650	$175,000
Term loans	256,443	260,107
Capital lease obligations	2,791	2,881
Total debt	441,884	437,988
Less current maturities	(15,019)	(15,016)
Long-term debt, net of current maturities	$426,865	$422,972
Weighted average interest rate at end of period	2.68%	2.68%

The Company has entered into a series of interest rate swap contracts as required by the senior credit facility agreement. The interest rate swaps fix the interest rate the Company will pay at between 3.30% and 4.20% on $130.0 million of the term loan principal. The interest rate swaps went into effect in June 2013 and mature on varying dates between December 2014 and August 2016. The weighted average interest rate at March 31, 2014, including the effect of the interest rate swaps, is 3.07%. See Note 15 for further discussion of the interest rate swaps.

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of March 31, 2014 and December 31, 2013, the senior credit facilities consisted of a revolving credit facility and a term loan.

May 2013 Amendment of Senior Credit Facilities. On May 3, 2013, the senior credit facilities were amended to modify the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant, as defined below. The amendment also included a mechanism that allows for adjustment to interest rates if the leverage ratio exceeds certain limits and made certain other modifications to the credit agreement. The Company incurred $1.6 million in fees and transactions costs in connection with this amendment, of which $1.5 million was deferred to be amortized over the remaining term of the credit facilities.

March 2014 Amendment of Senior Credit Facilities. On March 28, 2014, the senior credit facilities were amended to extend the due date to provide audited financial statements for the year ended December 31, 2013 by an additional 60 days to May 30, 2014. The Company incurred no fees or transaction costs in connection with this amendment. The Company met the extended due date by providing the audited financial statements for the year ended December 31, 2013 on April 24, 2014.

Terms of Senior Credit Facilities as of March 31, 2014. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of March 31, 2014, the Company had the ability to borrow an additional $93.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	Above 4.50
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date of August 31, 2016. The principal amounts outstanding under the revolving credit facility are classified as long-term debt because the Company has the intent and ability to refinance these loans through the maturity date.

The term loan facility bears interest under the same terms as the revolving credit facility. The term loan facility also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants, including, as of March 31, 2014:

•
Minimum fixed charge coverage ratio, defined as earnings before interest, taxes, depreciation, amortization, and certain adjustments defined in the credit agreement (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.15.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of March 31, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No payments were required in the three months ended March 31, 2014 or March 31, 2013 under the excess cash flow requirement in the credit agreement.

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

Other Debt. In conjunction with the acquisition of PBL we assumed $13.5 million of PBL’s debt, consisting of current and long-term bank obligations, revolving credit facilities, and the capital lease obligation mentioned above. As of December 31, 2013, we had repaid all of PBL’s bank debt.

NOTE 7: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its current and former employees in the U.S. The U.S. pension plan was frozen effective January 1, 2007. The Company also sponsors various other post-employment benefit plans covering certain current and former employees.

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended March 31,
Post-Employment Benefit Plan Cost	2014	2013	2014	2013
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,075	$1,318	$48	$93
Interest cost	2,812	2,699	283	425
Expected return on plan assets	(3,781)	(3,890)	—	—
Amortization of net actuarial losses	1,499	1,992	187	355
Amortization of prior service cost	—	—	(360)	—
Total net periodic benefit cost	$1,605	$2,119	$158	$873

In August 2013, the Company amended the larger of its two U.S. post-retirement medical benefit plan and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65. The amendment was effective January 1, 2014. This plan amendment resulted in a $11.6 million reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $7.4 million in accumulated other comprehensive loss, and a $4.2 million reduction in deferred income tax liabilities in the third quarter of 2013. This plan amendment is expected to reduce the Company's expense for this plan by approximately $2.1 million in 2014 compared to the expense recognized in 2013.

NOTE 8: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	March 31,	December 31,
(Amounts in thousands)	2014	2013
Letters of credit outstanding	$3,248	$3,248
Other financial guarantees	2,401	3,363
Total financial guarantees and commitments	$5,649	$6,611

See also Note 6 regarding guarantees of debt.

NOTE 9: CONTINGENT LIABILITIES

The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. As of March 31, 2014 and December 31, 2013, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of claims from insurance companies will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.

From time to time the Company is named a defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of March 31, 2014 and December 31, 2013, the Company has recorded liabilities totaling $6.3 million on the Consolidated Balance Sheets for estimated product liability and environmental remediation costs.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated Other Comprehensive (Loss) Gain	March 31,	December 31,
(Amounts in thousands)	2014	2013
Pension and other post-employment benefits	$(52,030)	$(53,009)
Unrealized losses on derivative financial instruments	(2,169)	(2,173)
Foreign currency translation adjustment	11,560	11,607
Accumulated other comprehensive loss	$(42,639)	$(43,575)

The following tables summarize the changes in accumulated other comprehensive loss by component, net of income taxes, for the periods indicated:

	Three Months Ended March 31, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive (loss) gain at beginning of period	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive (loss) gain before reclassifications	95	(377)	(47)	(329)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	884	381	—	1,265
Other comprehensive income (loss), net of tax	979	4	(47)	936
Accumulated other comprehensive (loss) gain at end of period	$(52,030)	$(2,169)	$11,560	$(42,639)

	Three months ended March 31, 2013
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive (loss) gain at beginning of period	$(81,983)	$(2,514)	$9,078	$(75,419)
Other comprehensive (loss) gain before reclassifications	550	(246)	(2,892)	(2,588)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	—	27	—	27
Other comprehensive income (loss), net of tax	550	(219)	(2,892)	(2,561)
Accumulated other comprehensive (loss) gain at end of period	$(81,433)	$(2,733)	$6,186	$(77,980)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income:

Reclassifications From Accumulated Other Comprehensive Loss to Income	Three Months Ended March 31,		Affected line item in Consolidated
(Amounts in thousands)	2014	2013	Statements of Income
Unrealized losses on derivative financial instruments:
Foreign currency hedge losses	$(610)	$(43)	Cost of sales
Income tax benefit	229	16	Provision for income taxes
Unrealized losses on derivative financial instruments, net	$(381)	$(27)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(1,686)	$—	Cost of goods sold and Selling, general, and administrative ("SG&A")
Amortization of prior service cost	360	—	Cost of sales and SG&A
Income tax benefit	442	—	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(884)	$—
Total reclassifications for the period, net	$(1,265)	$(27)

See Note 7 for discussion of pension and other post-employment benefit plans and Note 15 for discussion of derivative instruments.

NOTE 11: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended March 31,
(Shares in thousands)	2014	2013
Actual weighted average common shares outstanding	49,631	49,374
Dilutive effect of common stock equivalents	616	815
Diluted weighted average common shares outstanding	50,247	50,189
Options and stock appreciation rights (“SARs”) excluded from computation as anti- dilutive because they are out–of–the–money	2,677	1,581
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	383	253
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

NOTE 12: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards:

Stock-Based Compensation	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
SARs granted (number of shares)	749	645
RSUs granted (number of shares)	150	131
Aggregate fair value at time of grant; SARs	$4,346	$4,231
Aggregate fair value at time of grant; RSUs	$1,862	$1,831

The SARs and RSUs granted in 2014 and 2013 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs in the three months ended March 31, 2014 and 2013:

Assumptions Used for SARs	2014	2013
Estimated average life	6 years	6 years
Risk-free interest rate	1.9%	1.1%
Expected and weighted average volatility	46.8%	49.6%
Dividend yield	0.0%	0.0%
Estimated forfeiture rate	4.29%	2.67%
Weighted average exercise price	$12.44	$13.81
Weighted average grant date fair value	$5.80	$6.56

As of March 31, 2014, the total unrecognized stock-based compensation expense related to previously granted awards was $11.4 million. The weighted average period over which this expense is expected to be recognized is 28 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

NOTE 13: SEGMENT INFORMATION

We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to original equipment manufacturers (“OEMs”) for use on original equipment. Our products are sold in over 110 countries and approximately 54% of 2013 sales were shipped to customers outside of the U.S.

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden or FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 71.2% of our consolidated sales for the three months ended March 31, 2014.

The Company's Farm, Ranch, and Agriculture or FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets to FRAG customers through our sales and distribution network. The FRAG segment represented 25.8% of our consolidated sales for the three months ended March 31, 2014.

The Company also operates a Concrete Cutting and Finishing or CCF equipment business that represented 3.0% of consolidated sales for the three months ended March 31, 2014, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, our continuous improvement program, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include the facility closure and restructuring costs recognized in 2013 and 2014 within this Corporate and Other category, because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents selected financial information by segment:

Segment Information	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Sales:
FLAG	$165,215	$165,143
FRAG	59,881	60,249
Corporate and Other	6,863	7,223
Total sales	$231,959	$232,615
Contribution to operating income (loss):
FLAG	$28,077	$24,568
FRAG	(899)	(1,086)
Corporate and Other	(6,390)	(4,339)
Operating income	$20,788	$19,143
Depreciation and amortization:
FLAG	$6,516	$6,985
FRAG	3,832	4,298
Corporate and Other	796	543
Depreciation and amortization	$11,144	$11,826

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Cash paid for:
Interest	$2,832	$3,784
Income taxes, net	5,366	8,713
Non-cash investing and financing activities:
Purchases of property, plant, and equipment not yet paid as of period end	$1,331	$677

Cash taxes paid includes $0.7 million and $3.2 million of foreign taxes paid on dividends declared among certain of the Company's foreign affiliates during the three months ended March 31, 2014 and 2013, respectively. The purchase price of the Pentruder acquisition included a total liability of $0.5 million, payable in three annual installments through January 2017. During the three months ended March 31, 2014, we collected the final $0.1 million previously held in escrow from the sale of our Forestry Division in 2007.

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the senior credit facility loans as of March 31, 2014 and December 31, 2013 are presented below:

Fair Value of Debt	March 31, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$439,093	$430,311	$435,107	$426,405

Derivative Financial Instruments and Foreign Currency Hedging. The Company has manufacturing and/or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies, and by affecting the translated amounts of revenues and expenses. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company executes regular cash receipts and payments with its foreign subsidiaries and is exposed to changes in exchange rates from these transactions, which may adversely affect its results of operations and financial position.

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
The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.8 million as of March 31, 2014 and $0.6 million as of December 31, 2013. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 10 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through March 31, 2014, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $38.6 million at March 31, 2014 and $40.0 million at December 31, 2013.

Derivative Financial Instruments and Interest Rates. The senior credit facility agreement includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates for certain specified periods. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through March 31, 2014, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets/Liabilities Measured at Fair Value			Consolidated Balance Sheets
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3	Classification
March 31, 2014
Current Assets:
Foreign currency hedge agreements	$7	$—	$7	$—	Other current assets

Current Liabilities:
Interest rate hedge agreements	(1,515)	—	(1,515)	—	Accrued expenses
Foreign currency hedge agreements	(836)	—	(836)	—	Accrued expenses

Long-Term Liabilities:
Interest rate hedge agreements	(1,129)	—	(1,129)	—	Other liabilities

December 31, 2013
Current Liabilities:
Interest rate hedge agreements	$(1,509)	$—	$(1,509)	$—	Accrued expenses
Foreign currency hedge agreements	(571)	—	(571)	—	Accrued expenses

Long-Term Liabilities:
Interest rate hedge agreements	(1,400)	—	(1,400)	—	Other liabilities

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The counterparties to the above mentioned derivative instruments are major financial institutions. In accordance with Accounting Standards Codification Section 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of March 31, 2014 and December 31, 2013 is considered minimal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes included elsewhere in this report.

Consolidated Operating Results

	Three Months Ended March 31,
(Amounts in millions)	2014	2013	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$232.0	$232.6	$(0.7)
				1.0	Unit sales volume
				(0.7)	Selling price and mix
				(0.9)	Foreign currency translation
Gross profit	66.9	63.1	3.8
Gross margin	28.8%	27.1%
				0.6	Unit sales volume
				(0.7)	Selling price and mix
				(0.2)	Steel costs
				0.4	Acquisition accounting effects
				2.6	Other product costs and mix
				1.0	Foreign currency translation
SG&A	44.6	44.0	0.6
As a percent of sales	19.2%	18.9%
				0.5	Compensation expense
				0.4	Advertising
				(0.2)	Foreign currency translation
				(0.1)	Other
Facility closure and restructuring charges	1.5	—	1.5

Operating income	20.8	19.1	1.6
Operating margin	9.0%	8.2%
				3.8	Increase in gross profit
				(0.6)	Increase in SG&A
				(1.5)	Increase in facility closure and restructuring charges
Net income	$10.6	$9.3	$1.2
				1.6	Increase in operating income
				(0.2)	Increase in net interest expense
				(0.8)	Change in other income (expense)
				0.6	Decrease in income tax provision

Sales in the three months ended March 31, 2014 decreased by $0.7 million, or 0.3%, from the same period in 2013, due to the unfavorable effects of movements in foreign currency exchange rates and the net change in average selling prices and mix, partially offset by higher unit sales volume. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $0.9 million in the first three months of 2014 compared to the first three months of 2013, primarily due to the relatively stronger U.S. Dollar in comparison to several foreign currencies in which we invoice, partially offset by a weaker dollar in relation to the Euro. International sales increased by $1.1 million, or 0.8%, net of the unfavorable currency effects described above, while domestic sales decreased by $1.7 million, or 1.8%. FLAG segment sales increased by $0.1 million, FRAG segment sales decreased by $0.4 million, or 0.6%, and sales of CCF products decreased by $0.4 million, or 5.0%. See further discussion about fluctuations in sales under Segment Results.

Gross profit increased by $3.8 million, or 6.0%, from the first three months of 2013 to the first three months of 2014. Higher unit sales volume of $0.6 million, lower acquisition accounting effects of $0.4 million, and reduced product costs and mix of $2.6 million all contributed to the increase in gross profit. The improvement in product cost and mix was primarily due to the closure of the higher cost FLAG manufacturing plant in Portland, Oregon announced in the third quarter of 2013, along with improved plant utilization and absorption of manufacturing overhead from higher production volumes in our FLAG segment. Partially offsetting these improvements in gross profit were lower average selling prices and mix of $0.7 million, due to targeted promotion programs in selected markets, and slightly higher steel costs. Gross margin in the first three months of 2014 was 28.8% compared to 27.1% in the first three months of 2013. The improvement in gross margin in the first three months of 2014 occurred primarily in the FLAG segment and was driven by the cost improvements described above. FRAG segment gross margins also improved slightly in the first three months of 2014 compared to the first three months of 2013. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates increased our gross profit in the first three months of 2014 compared to the first three months of 2013 by an estimated $1.0 million, primarily due to the favorable effect on cost of goods sold from a relatively stronger U.S. Dollar in comparison to the Brazilian Real and Canadian Dollar, partially offset by the unfavorable effect on reported sales described above.

SG&A increased by $0.6 million, or 1.4%, from the first three months of 2013 to the first three months of 2014. As a percentage of sales, SG&A increased from 18.9% in the first three months of 2013 to 19.2% in the first three months of 2014. Increased compensation expense of $0.5 million, reflecting annual merit increases, and increased advertising expense of $0.4 million were the primary drivers of the increase. Movement in foreign currency exchange rates reduced SG&A by $0.2 million.

In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon facility would be closed, to reduce costs and further improve efficiencies. Direct costs associated with this facility closure and restructuring activity were $0.8 million in the first quarter of 2014, consisting of costs for impairment of additional property, plant, and equipment ("PP&E") identified in the first quarter of 2014 that will not be utilized in the future, and moving costs to relocate machinery and equipment to other Blount facilities. We do not expect to incur significant further costs associated with this activity after March 31, 2014.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility acquired with PBL in 2011 in Queretaro, Mexico in order to reduce operating costs and improve efficiencies. Direct costs associated with this facility closure and restructuring activity were $0.7 million in the first quarter of 2014, consisting of costs for severance benefits, impairment of PP&E that will not be utilized in the future, moving costs to relocate inventory and machinery and equipment to our Kansas City, Missouri manufacturing facility, and lease exit costs. We expect to incur an additional $0.6 million to $0.8 million in direct costs as we complete this transition in the second quarter of 2014.

Operating income increased by $1.6 million, or 8.6%, from the first three months of 2013 to the first three months of 2014. Operating margin was 9.0% of sales in the first three months of 2014 compared to 8.2% of sales in the first three months of 2013. The increase in operating income and operating margin reflects higher gross profit, primarily due to lower product costs and the favorable effects of foreign currency exchange rates. Partially offsetting these favorable factors were reduced average selling prices, higher SG&A expenses, and facility closure and restructuring charges.

Interest expense, net of interest income, was $4.5 million in the first three months of 2014 compared to $4.3 million in the first three months of 2013. Increased interest expense was primarily due to higher average interest rates on our borrowing driven by interest rate swap agreements which went into effect in June 2013.

Other income (expense), net decreased by $0.8 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to foreign exchange impacts on non-operating assets.

Income Tax Provision

The following table summarizes our income tax provisions in 2014 and 2013:

Effective Tax Rate	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Income before income taxes	$16,302	$15,652
Provision for income taxes	5,716	6,312
Effective tax rate	35.1%	40.3%

The effective tax rate for the three months ended March 31, 2014 was comparable to the federal statutory rate of 35%. The effective rate includes the offsetting impacts of increases for state income taxes and foreign withholding taxes on dividends, and decreases for foreign income taxes and the domestic production deduction.  The impact of foreign income taxes reduces our effective tax rate because our foreign operations are generally subject to lower statutory tax rates compared with our U.S. operations.

The effective tax rate for the three months ended March 31, 2013 was higher than the federal statutory rate of 35% primarily due to foreign withholding taxes on dividends, a charge of $0.9 million from a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities, and state income taxes. Partially offsetting these increases in the effective tax rate were the favorable effects of foreign income taxes and the domestic production deduction.

Net Income and Net Income per Share

Net income in the first quarter of 2014 was $10.6 million, or $0.21 per diluted share, compared to $9.3 million, or $0.19 per diluted share, in the first quarter of 2013.

Consolidated Sales Order Backlog

Consolidated sales order backlog at March 31, 2014 was $180.4 million compared to $182.6 million at December 31, 2013 and $180.0 million at March 31, 2013. The decrease in consolidated backlog during the first quarter of 2014 reflects reduced backlog in our FRAG segment, partially offset by increased sales order backlog in our FLAG segment. See further discussion of backlog under Segment Results.

Segment Results

See description of the Company's reporting segments in Note 13 to the Consolidated Financial Statements. The following table reflects segment sales and operating results for the comparable periods of 2014 and 2013:

Segment Information	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Sales:
FLAG	$165,215	$165,143
FRAG	59,881	60,249
Corporate and Other	6,863	7,223
Total sales	$231,959	$232,615
Contribution to operating income (loss):
FLAG	$28,077	$24,568
FRAG	(899)	(1,086)
Corporate and Other	(6,390)	(4,339)
Operating income	$20,788	$19,143
Depreciation and amortization:
FLAG	$6,516	$6,985
FRAG	3,832	4,298
Corporate and Other	796	543
Depreciation and amortization	$11,144	$11,826

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income for the FLAG segment between the comparable periods of 2014 and 2013:

FLAG Segment Results	Three Months Ended March 31,
(Amounts in thousands)	Sales	Contribution to Operating Income
2013 reporting period	$165,143	$24,568
Unit sales volume	2,268	986
Selling price and mix	(1,051)	(1,051)
Average steel cost	—	24
Other product costs and mix	—	2,809
SG&A expense	—	(662)
Acquisition accounting effects	—	177
Foreign currency translation	(1,145)	1,226
2014 reporting period	$165,215	$28,077

Sales in the FLAG segment increased by $0.1 million from the first quarter of 2013 to the first quarter of 2014 due to increased unit sales volume of $2.3 million, partially offset by lower average selling prices of $1.1 million due to targeted sales promotions in select markets, and unfavorable foreign currency effects of $1.1 million. The foreign currency effects were primarily due to the relatively stronger U.S. Dollar in comparison to several foreign currencies in which we invoice, partially offset by a weaker dollar in relation to the Euro.

Sales of forestry products were up 1.7% in the quarter while sales of lawn and garden products were down 6.4%. Sales to the replacement market were up 3.2% while sales to OEMs were down 4.3%. FLAG sales decreased by 3.6% in North America in the quarter compared to relatively strong sales in the first quarter of 2013. FLAG sales increased by 5.4% in Europe and Russia in the quarter; reflecting improvement in the economy and market conditions in Western Europe. FLAG sales decreased by 8.0% in the Asia Pacific Region in the quarter; reflecting timing of near-term customer demand. FLAG sales decreased by 12.6% in South America; primarily due to unfavorable foreign currency translation effects from a relatively stronger U.S. Dollar compared with the Brazilian Real.

Sales order backlog for the FLAG segment at March 31, 2014 was $156.8 million compared to $150.9 million at December 31, 2013 and $162.8 million as of March 31, 2013. The increase in backlog in the FLAG segment during the first quarter of 2014 compared with December 31, 2013 reflects improving market conditions and customer demand. The decrease in FLAG backlog from March 31, 2013 reflects a shift in timing of customer order intake.

The contribution to operating income from the FLAG segment increased by $3.5 million, or 14.3%, from the first quarter of 2013 to the first quarter of 2014. Higher unit sales volume, improved product cost, and the favorable net effects of foreign currency movements all contributed to the improved operating results. Partially offsetting these positive factors were lower average selling prices due to targeted sales promotions and increased SG&A costs.

FLAG product costs were lower primarily due to the favorable effects of closing our higher cost FLAG manufacturing plant in Milwaukie, Oregon during the second half of 2013, as well as higher plant utilization and improved manufacturing efficiency and overhead absorption from higher production volumes. FLAG production facilities for the first quarter of 2014 were operated at an average of approximately 88% of capacity, compared to approximately 85% of capacity in the first quarter of 2013. In addition, amortization of acquired intangible assets was $0.2 million lower and depreciation expense was $0.3 million lower in the first quarter of 2014 compared to the first quarter of 2013. The increase in SG&A expense was primarily driven by increased compensation costs, reflecting annual merit increases, and increased advertising expense.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income (loss) in the FRAG segment between the comparable periods of 2014 and 2013:

FRAG Segment Results	Three Months Ended March 31,
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)
2013 reporting period	$60,249	$(1,086)
Unit sales volume	(854)	(63)
Selling price and mix	361	361
Steel cost	—	(191)
Other product costs and mix	—	(286)
SG&A expense	—	22
Acquisition accounting effects	—	344
Foreign currency translation	125	—
2014 reporting period	$59,881	$(899)

Sales in the FRAG segment decreased by $0.4 million, or 0.6%, from the first quarter of 2013 to the first quarter of 2014, primarily due to lower sales volume, driven by lower shipments of agricultural cutting parts in Europe, partially offset by higher average pricing. Sales of log splitters were up 22.8% in the first quarter of 2014 compared with the first quarter of 2013 reflecting strong customer demand. FRAG sales in North America increased by 0.6% while sales in Europe, consisting primarily of agricultural cutting parts, were down 10.0%.

Sales order backlog for the FRAG segment at March 31, 2014 was $22.9 million compared to $31.4 million at December 31, 2013 and $16.6 million at March 31, 2013. The decrease in backlog in the first quarter of 2014 compared with December 31, 2013 reflects the typical seasonal ordering patterns in the agricultural equipment market. The increase in FRAG backlog from March 31, 2013 reflects improved market conditions and increased demand for our FRAG products, particularly log splitters and tractor attachments.

The negative contribution to operating income from the FRAG segment improved from $1.1 million in the first quarter of 2013 to $0.9 million in the first quarter of 2014 primarily due to improved average pricing and product mix and reduced acquisition accounting effects. These positive factors were partially offset by higher average steel costs and higher product cost and mix in the comparable quarters. The higher product costs were primarily driven by temporary equipment outages and marginally higher labor costs as increased production volumes required overtime and training expense for new personnel. The reported results of the FRAG segment are significantly affected by non-cash charges for acquisition accounting, because the entire segment is composed of recently acquired businesses. Acquisition accounting effects in the segment were $2.8 million and $3.2 million in the three months ended March 31, 2014 and 2013, respectively. Depreciation expense in the FRAG segment was $1.2 million in both three-month periods.

Corporate and Other. In the first quarter of 2014, sales of CCF products were down $0.4 million, or 5.0%, compared with the first quarter of 2013, primarily due to reduced demand in North America, partially offset by slightly higher sales in Europe. North American demand for CCF products was adversely affected by the downturn in general and utility construction activity due to severe weather experienced in much of the U.S. The net operating loss in the corporate and other category increased by $2.1 million in the quarter, reflecting the lower sales unit volume in the CCF business unit and the $1.5 million of facility closure and restructuring costs incurred in the first quarter of 2014 compared to no such costs incurred in the first quarter of 2013.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

Debt	March 31,	December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$182,650	$175,000
Term loans	256,443	260,107
Capital lease obligations	2,791	2,881
Total debt	441,884	437,988
Less current maturities	(15,019)	(15,016)
Long-term debt, net of current maturities	$426,865	$422,972
Weighted average interest rate at end of period	2.68%	2.68%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of March 31, 2014 and December 31, 2013, the senior credit facilities consisted of a revolving credit facility and a term loan.

The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of March 31, 2014, the Company had the ability to borrow an additional $93.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	Above 4.50
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

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

The amended and restated senior credit facilities contain financial covenants, including, as of March 31, 2014:

•
Minimum fixed charge coverage ratio, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.15.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of March 31, 2014
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.15	1.53
Maximum leverage ratio	4.35	3.60

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, we were in compliance with all financial covenants as of March 31, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No payments were required in the three months ended March 31, 2014 or March 31, 2013 under the excess cash flow requirement in the credit agreement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

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

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The senior credit facility agreement includes a requirement to cover 35% of the outstanding principal on our term loan with fixed or capped interest rates for certain specified periods, and we have entered into interest rate cap and swap agreements to meet this requirement. We entered into an interest rate cap agreement which matured June 1, 2013 and we entered into interest rate swap agreements effective June 2013. The weighted average interest rate on all debt was 2.68% as of March 31, 2014 and December 31, 2013. The weighted average interest rate at March 31, 2014, including the effect of the interest rate swaps, would be 3.07%.

Cash and cash equivalents at March 31, 2014 were $38.7 million, compared to $42.8 million at December 31, 2013. As of March 31, 2014, $35.7 million of our cash and cash equivalents was held in accounts at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would most likely result in the payment of significant taxes. It is the intention of management for this cash to remain at or be used by our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.

Cash provided by operating activities is summarized as follows:

Cash Flows from Operating Activities	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Net income	$10,586	$9,340
Non-cash items	13,188	13,454
Net income plus non-cash charges	23,774	22,794
Changes in assets and liabilities, net	(24,048)	(28,602)
Net cash used in operating activities	$(274)	$(5,808)

Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation expense; excess tax benefit from stock-based compensation; asset impairment charges; deferred income taxes; and other non-cash items.

During the first three months of 2014, operating activities used in $0.3 million of cash compared to a use of cash of $5.8 million in the first three months of 2013. Net income plus non-cash items totaled $23.8 million in the three months ended March 31, 2014. Non-cash items in the 2014 period reflect a $0.7 million reduction in depreciation and amortization expense compared to the prior year, due to the consolidation of our manufacturing facilities in Portland and the accelerated nature of amortization of acquired intangible assets. In addition, asset impairment charges of $0.7 million were recognized in the current quarter related to our facility closure and restructuring activities. The net change in working capital components and other assets and liabilities during the 2014 period used $24.0 million in cash.

Accounts receivable increased by $31.3 million during the first three months of 2014 due to increased sales levels in the first quarter of 2014 compared to the fourth quarter of 2013, particularly in the last month of each quarter. Sales were $216.9 million in the fourth quarter of 2013 and $232.0 million in the first quarter of 2014. Sales in the month of March 2014 were $83.0 million compared to $64.6 million in the month of December 2013. Additionally, in the farm equipment business, we offer longer payment terms to dealers during late winter and early spring to encourage early stocking orders for the peak farm equipment selling season. Our Woods/TISCO business unit provides a graduated cash discount schedule to encourage early payment, but grants longer payment terms as an option for its equipment dealer customers. This long-standing practice tends to increase the receivables balance at March 31, compared to year end. Receivables at Woods/TISCO increased by $10.6 million in the first quarter of 2014, reflecting this industry practice.

Inventories decreased by $2.1 million during the first three months of 2014, reflecting improved throughput and continued efforts to reduce inventory to target levels. FLAG inventories were down $6.0 million in the first three months of 2014. FRAG inventories increased by $3.1 million in the first three months of 2014, reflecting the normal seasonal buildup in anticipating of the peak spring selling season in the agricultural equipment market.

Accounts payable increased by $10.5 million during the first three months of 2014, reflecting increased levels of purchases of raw materials and products for resale compared with the fourth quarter of 2013. Accrued expenses decreased by $5.3 million in the quarter, reflecting payments of the Company's contribution to the U.S. defined contribution retirement plan and management incentive plan. Cash payments during the first three months of 2014 also included $5.4 million for income taxes and $2.8 million for interest.

During the first three months of 2013, operating activities used $5.8 million of cash. Net income plus non-cash items totaled $22.8 million. The non-cash items reflected increased depreciation of property, plant, and equipment and amortization expense on intangible assets related to recent acquisitions, and increased stock-based compensation expense. The net change in working capital components and other assets and liabilities during the 2013 period used $28.6 million in cash. Accounts receivable increased by $27.9 million, reflecting increased sales in the first quarter of 2013 compared to the fourth quarter of 2012 and the seasonal build up described above in our FRAG segment. Accounts payable increased by $3.8 million and accrued expenses decreased by $5.0 million. Cash payments during the first three months of 2013 also included $3.8 million for interest and $8.7 million for income taxes.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trust funds which invest the funds. As of December 31, 2013, our total unfunded post-employment benefit obligation was $49.2 million, of which $24.1 million pertained to our defined benefit pension plans. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. The Company expects to contribute or pay out total cash of approximately $19.0 million during 2014 for its various post-employment benefit plans.

In August 2013, the Company amended the larger of its two U.S. post-retirement medical benefit plan and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65. The amendment was effective January 1, 2014. This plan amendment resulted in a $11.6 million reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $7.4 million in accumulated other comprehensive loss, and a $4.2 million reduction in deferred income tax liabilities in the third quarter of 2013. This plan amendment is expected to reduce the Company's expense for this plan by approximately $2.1 million in 2014, as compared to the expense recognized in 2013.

Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Purchases of property, plant, and equipment	$(5,537)	$(6,461)
Proceeds from sales of assets	68	56
Pentruder acquisition, net of cash acquired	(2,741)	—
Collection of escrow proceeds on sale of discontinued operations	100	—
Net cash used in investing activities	$(8,110)	$(6,405)

Purchases of property, plant, and equipment are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2014, we expect to invest a total of between $40 million and $45 million in capital expenditures, compared to $29.6 million for the full year in 2013. During the three months ended March 31, 2014, we collected the final $0.1 million held in escrow from the sale of our Forestry Division in 2007.

Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Net borrowings (repayments) under revolving credit facility	$7,650	$(19,000)
Repayment of term loan principal and capital lease obligations	(3,752)	(3,768)
Proceeds and tax effects from stock-based compensation	83	(360)
Net cash provided by (used in) financing activities	$3,981	$(23,128)

Cash provided by financing activities in the first three months of 2014 consisted primarily of borrowings under our revolving credit facility and the scheduled repayment of principal under our term loans and capital leases. Cash used in financing activities in the first three months of 2013 consisted of voluntary repayment of principal outstanding under our revolving credit facility and scheduled repayments of principal on our term loans and capital leases.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2013.

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

See also Note 15 to the Consolidated Financial Statements included in Item 1 for further discussion of derivative financial instruments. See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain Disclosure Controls and Procedures (“DCP”) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, evaluated the effectiveness of the design and operation of the Company's DCP as of December 31, 2013. The Company's management, including the CEO and the CFO, identified material weaknesses in ICFR as of December 31, 2013, and therefore concluded that DCP were not effective as of December 31, 2013 because of the material weaknesses, as described below, in our ICFR. Management has also concluded that, because those same material weaknesses had not yet been remediated by March 31, 2014, our ICFR and DCP continued to be ineffective as of March 31, 2014.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of December 31, 2013 and March 31, 2014:

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2013 and as of March 31, 2014, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.

Changes in internal control over financial reporting

There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR, except for the implementation of SAP at PBL in January, 2014. In addition, we implemented SAP at KOX in May, 2014. Implementation of SAP at these subsidiaries provides the opportunity to standardize and improve financial and transactional processes and strengthen ICFR at these locations by improving information technology general controls and segregation of duties. These improvements to ICFR will require testing for operating effectiveness before the Company can reach conclusions regarding the remediation of the related material weaknesses described above.

PART II	OTHER INFORMATION

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 6.	EXHIBITS
(a) Exhibits:

*31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer.

*31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

*32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer.

*32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith. Copies of such exhibits may be obtained upon written request to:

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
Dated: May 14, 2014