Form 10-Q
period 2014-06-30
BLOUNT INTERNATIONAL INC
filed 2014-08-06
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2014.
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
As of July 31, 2014 there were 49,473,018 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Sales	$235,423	$220,407	$467,382	$453,022
Cost of goods sold	166,632	159,745	331,698	329,255
Gross profit	68,791	60,662	135,684	123,767
Selling, general, and administrative expenses	45,977	41,389	90,545	85,351
Facility closure and restructuring charges	463	—	2,000	—
Operating income	22,351	19,273	43,139	38,416
Interest income	17	29	54	59
Interest expense	(4,479)	(4,605)	(9,004)	(8,952)
Other income (expense), net	242	(969)	244	(144)
Income before income taxes	18,131	13,728	34,433	29,379
Provision for income taxes	5,841	4,398	11,557	10,710
Net income	$12,290	$9,330	$22,876	$18,669

Basic net income per share	$0.25	$0.19	$0.46	$0.38
Diluted net income per share	$0.25	$0.19	$0.46	$0.37

Weighted average shares used in per share calculations:
Basic	49,635	49,430	49,633	49,402
Diluted	50,143	50,057	50,198	50,113

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Net income	$12,290	$9,330	$22,876	$18,669
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses)	693	52	91	(381)
Losses reclassified to net income	306	153	916	196
Unrealized gains (losses) on derivative financial instruments, net	999	205	1,007	(185)
Pension and other post-employment benefit plans:
Net actuarial gains	—	—	142	—
Amortization of net actuarial losses	1,483	1,937	3,170	4,284
Amortization of prior service cost	(358)	—	(718)	—
Pension and other post-employment benefit plans	1,125	1,937	2,594	4,284

Foreign currency translation adjustment	(581)	1,118	(627)	(1,773)

Other comprehensive income before tax	1,543	3,260	2,974	2,326
Income tax provision on other comprehensive income	(739)	(728)	(1,233)	(811)
Other comprehensive income, net of tax	804	2,532	1,741	1,515
Comprehensive income, net of tax	$13,094	$11,862	$24,617	$20,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24,343	$42,797
Accounts receivable, net	137,380	110,807
Inventories	162,062	156,955
Deferred income taxes	18,307	17,925
Assets held for sale	7,680	7,680
Other current assets	18,671	20,189
Total current assets	368,443	356,353
Property, plant, and equipment, net	163,256	164,194
Deferred income taxes	350	456
Intangible assets, net	125,659	127,141
Goodwill	143,143	142,682
Other assets	24,249	25,525
Total Assets	$825,100	$816,351

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,077	$15,016
Accounts payable	58,679	43,009
Accrued expenses	67,184	70,431
Deferred income taxes	25	45
Total current liabilities	140,965	128,501
Long-term debt, excluding current maturities	394,417	422,972
Deferred income taxes	51,105	48,104
Employee benefit obligations	45,123	49,630
Other liabilities	12,407	12,744
Total liabilities	644,017	661,951
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,473,018 and 49,378,506 outstanding, respectively	495	494
Capital in excess of par value of stock	614,791	612,726
Accumulated deficit	(392,369)	(415,245)
Accumulated other comprehensive loss	(41,834)	(43,575)
Total stockholders’ equity	181,083	154,400
Total Liabilities and Stockholders’ Equity	$825,100	$816,351

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Cash flows from operating activities:
Net income	$22,876	$18,669
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	15,126	15,540
Amortization	7,369	7,928
Stock-based compensation expense	2,417	2,744
Excess tax benefit from stock-based compensation	(35)	(389)
Asset impairment charges	1,090	—
Deferred income taxes	(237)	445
Other non-cash items	377	966
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(25,423)	(10,656)
(Increase) decrease in inventories	(5,264)	(1,331)
(Increase) decrease in other assets	1,490	(857)
Increase (decrease) in accounts payable	15,179	(7,282)
Increase (decrease) in accrued expenses	(4,016)	(7,639)
Increase (decrease) in other liabilities	(2,212)	(410)
Net cash provided by operating activities	28,737	17,728

Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,846)	(14,208)
Proceeds from sale of assets	114	142
Acquisition, net of cash acquired	(2,741)	—
Collection of escrow proceeds from sale of discontinued operations	100	3,394
Net cash used in investing activities	(17,373)	(10,672)

Cash flows from financing activities:
Net repayments under revolving credit facility	(21,400)	(15,500)
Repayment of term loan principal and capital lease obligations	(7,520)	(13,851)
Debt issuance costs	—	(1,576)
Excess tax benefit from stock-based compensation	35	389
Proceeds from stock-based compensation activity	52	553
Taxes paid under stock-based compensation activity	(336)	(462)
Net cash used in financing activities	(29,169)	(30,447)

Effect of exchange rate changes	(649)	(4)

Net decrease in cash and cash equivalents	(18,454)	(23,395)
Cash and cash equivalents at beginning of period	42,797	50,267
Cash and cash equivalents at end of period	$24,343	$26,872

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

The accompanying financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The December 31, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $3.2 million and $3.1 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.

Accumulated Depreciation. The Company reports property, plant, and equipment ("PP&E") net of accumulated depreciation on the Consolidated Balance Sheets. Accumulated depreciation was $279.8 million and $269.2 million as of June 30, 2014 and December 31, 2013, respectively.

Income taxes. The income tax provision in the six months ended June 30, 2013 includes a non-cash charge of $0.9 million from the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.

Recently Adopted Accounting Pronouncements. Recent accounting pronouncements issued by the Financial Accounting Standards Board and the SEC did not have a material impact on the Company's consolidated financial statements.

Reclassifications. Certain immaterial amounts in the prior period financial statements and notes may have been reclassified to conform to the current period presentation.

NOTE 2: ACQUISITIONS

2014 Acquisition of Pentruder Inc.

On January 29, 2014, we acquired Pentruder Inc. ("Pentruder") and became the exclusive distributor of Pentruder high-performance concrete cutting systems in the Americas. Pentruder operates a distribution center in Chandler, Arizona, and is reported within the Corporate and Other category as part of the Company's Concrete Cutting and Finishing ("CCF") equipment business. Purchase accounting for Pentruder is preliminary as of June 30, 2014, and will be adjusted as additional information becomes available. Preliminary intangible assets totaling $5.5 million were recorded in conjunction with the Pentruder acquisition, consisting of a distribution agreement, a non-compete agreement, and goodwill.

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve efficiencies. Direct costs associated with this action were $0.1 million and $0.9 million in the three and six months ended June 30, 2014, respectively. These costs consisted of moving costs for equipment relocated to other Blount manufacturing facilities and impairment charges on certain scrapped equipment. The cumulative costs incurred to date, including amounts recognized in 2013, were $9.1 million, including $2.2 million reported in cost of sales during 2013. Of these cumulative charges, $4.0 million were cash transition costs, including severance and equipment moving expenses, and $5.1 million were non-cash charges for impairment and accelerated depreciation on land, building and equipment. As of June 30, 2014, substantially all accrued severance expense had been paid and the Company does not expect to incur significant further costs on this facility consolidation.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility acquired with Finalame SA, which included PBL SA and related companies (collectively “PBL”) in 2011, located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the three and six months ended June 30, 2014, we recognized direct costs of $0.4 million and $1.1 million, respectively, associated with this plant closure and consolidation. These costs represented severance, asset impairment charges, lease exit costs, and moving expenses for equipment and inventories. As of June 30, 2014, substantially all accrued severance expense had been paid and the Company expects to incur between $0.1 million and $0.2 million in additional costs on this facility consolidation.

NOTE 4: INVENTORIES
Inventories consisted of the following:

Inventories	June 30,	December 31,
(Amounts in thousands)	2014	2013
Raw materials and supplies	$21,406	$21,476
Work in process	19,236	19,400
Finished goods	121,420	116,079
Total inventories	$162,062	$156,955

NOTE 5: INTANGIBLE ASSETS, NET

The following table summarizes intangible assets related to acquisitions:

		June 30, 2014		December 31, 2013
	Useful	Gross		Gross
Intangible Assets	Life	Carrying	Accumulated	Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$143,143	$—	$142,682	$—
Trademarks and trade names	Indefinite	58,771	—	58,814	—
Total with indefinite lives		201,914	—	201,496	—
Distribution and non-compete agreements	2 - 7	6,092	1,416	1,112	1,064
Patents	11 - 13	5,320	2,205	5,320	1,988
Manufacturing technology	n/a	2,623	2,623	2,639	2,639
Trademarks and trade names	5	546	73	549	18
Customer relationships	10 - 19	107,571	48,947	107,633	43,217
Total with finite lives		122,152	55,264	117,253	48,926
Total intangible assets		$324,066	$55,264	$318,749	$48,926

The following table shows the change in goodwill for the six months ended June 30, 2014:

Change in Goodwill	Forestry, Lawn, and Garden ("FLAG")	Farm, Ranch, and Agriculture ("FRAG")	Corporate and Other	Total
(Amounts in thousands)
December 31, 2013	$64,607	$78,061	$14	$142,682
Acquisition of Pentruder	—	—	492	492
Effect of changes in foreign exchange rates	(31)	—	—	(31)
June 30, 2014	$64,576	$78,061	$506	$143,143

In the fourth quarter of 2013, the Company recognized impairment charges totaling $24.9 million on goodwill and indefinite-lived intangible assets other than goodwill. Specifically, the Company's impairment analysis resulted in impairment charges of $19.6 million on goodwill at our SpeeCo reporting unit and $3.2 million on our PBL reporting unit. To date, these are the only impairments of goodwill the Company has recognized. In addition, impairment charges totaling $2.1 million were recognized on the Carlton and SpeeCo trade name intangible assets. Determining the fair value of goodwill and other intangible assets is a complex process involving the discounting of projected future expected cash flows to present value. The process involves numerous significant assumptions about future events and is highly judgmental in nature. For certain of the Company's goodwill reporting units, the estimated fair value exceeds the recorded value of net assets by limited amounts. Certain of the Company's indefinite-lived intangible assets also have a limited amount of excess of estimated fair value over the recorded value. Significant adverse developments or changes in assumptions related to these goodwill reporting units or other intangible assets could result in additional impairment charges being recognized in the future. See additional information regarding the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Amortization expense for these intangible assets, included in cost of goods sold in the Consolidated Statements of Income, was as follows:

Amortization Expense for Intangible Assets	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Amortization expense for acquired intangible assets	$3,213	$3,549	$6,395	$7,106

Amortization expense for these intangible assets is expected to total $12.8 million in 2014, $11.4 million in 2015, $10.0 million in 2016, $8.4 million in 2017, and $7.0 million in 2018.

NOTE 6: DEBT

Debt consisted of the following:

Debt	June 30,	December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$153,600	$175,000
Term loans	252,780	260,107
Capital lease obligations	3,114	2,881
Total debt	409,494	437,988
Less current maturities	(15,077)	(15,016)
Long-term debt, net of current maturities	$394,417	$422,972
Weighted average interest rate at end of period	2.67%	2.68%

The Company has entered into a series of interest rate swap contracts as required by the senior credit facility agreement. The interest rate swaps fix the interest rate the Company will pay at between 3.30% and 4.20% on $130.0 million of the term loan principal. The interest rate swaps were effective in June 2013 and mature on varying dates between December 2014 and August 2016. The weighted average interest rate at June 30, 2014, including the effect of the interest rate swaps, is 3.09%. See Note 15 for further discussion of the interest rate swaps.

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of June 30, 2014 and December 31, 2013, the senior credit facilities consisted of a revolving credit facility and a term loan.

May 2013 Amendment of Senior Credit Facilities. On May 3, 2013, the senior credit facilities were amended to modify the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant, as defined below. The amendment also included a mechanism that allows for adjustment to interest rates if the leverage ratio exceeds certain limits and made certain other modifications to the credit agreement. The Company incurred $1.6 million in fees and transaction costs in connection with this amendment, of which $1.5 million was deferred to be amortized over the remaining term of the credit facilities.

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

Terms of Senior Credit Facilities as of June 30, 2014. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of June 30, 2014, the Company had the ability to borrow an additional $129.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	4.50 or above
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

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

The amended and restated senior credit facilities contain financial covenants, including, as of June 30, 2014:

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

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was in compliance with all financial covenants as of June 30, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No payments were required in the six months ended June 30, 2014 under the excess cash flow requirement in the credit agreement. However, during the six months ended June 30, 2013, an additional principal payment was made on the term loan in the amount of $6.3 million under the generation of excess cash flow requirement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

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

Capital Lease Obligations. The Company has entered into various equipment and building leases which are classified as capital leases under U.S. GAAP. The initial lease terms varied, and all current capital leases have terms ending in 2019. Minimum annual lease payments total $0.6 million. The weighted average implied interest rate is 5.18%, resulting in a total of $0.6 million of imputed interest over the terms of the lease obligations. The equipment lease terms include early buyouts after five and six years, at the Company's option, at the fair value of the equipment at that time. The leased assets and the lease obligations were recorded at their fair values on the Consolidated Balance Sheets at the commencement of each lease term.

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

The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended June 30,
Post-Employment Benefit Plan Expense	2014	2013	2014	2013
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,077	$1,300	$39	$67
Interest cost	2,810	2,681	275	361
Expected return on plan assets	(3,785)	(3,878)	—	—
Amortization of net actuarial losses	1,350	1,800	133	137
Amortization of prior service cost	1	—	(359)	—
Total net periodic benefit cost	$1,453	$1,903	$88	$565

	Six Months Ended June 30,
Post-Employment Benefit Plan Expense	2014	2013	2014	2013
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$2,152	$2,618	$87	$160
Interest cost	5,622	5,380	558	786
Expected return on plan assets	(7,566)	(7,768)	—	—
Amortization of net actuarial losses	2,850	3,792	320	492
Amortization of prior service cost	1	—	(719)	—
Total net periodic benefit cost	$3,059	$4,022	$246	$1,438

In August 2013, the Company amended the larger of its two U.S. post-retirement medical benefit plans and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65. The amendment was effective January 1, 2014. This plan amendment resulted in an $11.6 million reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $7.4 million in accumulated other comprehensive loss, and a $4.2 million reduction in deferred income tax liabilities in the third quarter of 2013. This plan amendment is expected to reduce the Company's expense for this plan by approximately $2.1 million in 2014 compared to the expense recognized in 2013.

NOTE 8: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	June 30,	December 31,
(Amounts in thousands)	2014	2013
Letters of credit outstanding	$3,248	$3,248
Other financial guarantees	2,941	3,363
Total financial guarantees and commitments	$6,189	$6,611

See also Note 6 regarding guarantees of debt.

NOTE 9: CONTINGENT LIABILITIES

The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. As of June 30, 2014 and December 31, 2013, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of certain claims from insurance companies, subject to self-retention amounts, will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.

From time to time the Company is named a defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of June 30, 2014 and December 31, 2013, the Company has recorded liabilities totaling $5.9 million and $6.3 million, respectively, on the Consolidated Balance Sheets for estimated product liability and environmental remediation costs.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated other comprehensive (loss) gain	June 30,	December 31,
(Amounts in thousands)	2014	2013
Pension and post-retirement benefits	$(51,269)	$(53,009)
Unrealized losses on derivative instruments	(1,545)	(2,173)
Foreign currency translation	10,980	11,607
Total accumulated other comprehensive loss	$(41,834)	$(43,575)

The following tables summarize the changes in accumulated other comprehensive loss by component, net of income taxes, for the periods indicated:

	Six Months Ended June 30, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive gain (loss) before reclassifications	95	59	(627)	(473)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	1,645	569	—	2,214
Other comprehensive income (loss), net of tax	1,740	628	(627)	1,741
Accumulated other comprehensive gain (loss) at end of period	$(51,269)	$(1,545)	$10,980	$(41,834)

	Six Months Ended June 30, 2013
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(81,983)	$(2,514)	$9,078	$(75,419)
Other comprehensive gain (loss) before reclassifications	550	(213)	(1,773)	(1,436)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	2,829	122	—	2,951
Other comprehensive income (loss), net of tax	3,379	(91)	(1,773)	1,515
Accumulated other comprehensive gain (loss) at end of period	$(78,604)	$(2,605)	$7,305	$(73,904)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income:

Reclassifications From Accumulated Other Comprehensive Loss to Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated
(Amounts in thousands)	2014	2013	2014	2013	Statement of Income
Unrealized losses on derivative instruments:
Foreign currency hedge losses	$(306)	$(153)	$(916)	$(196)	Cost of sales
Income tax benefit	120	58	347	74	Provision for income taxes
Unrealized losses on derivative instruments, net	$(186)	$(95)	$(569)	$(122)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(1,483)	$(1,937)	$(3,170)	$(4,284)	Cost of goods sold and Selling, general, and administrative ("SG&A")
Amortization of prior period service cost	358	—	718	—	Cost of sales and SG&A
Income tax benefit	325	651	807	1,455	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(800)	$(1,286)	$(1,645)	$(2,829)
Total reclassifications for the period, net	$(986)	$(1,381)	$(2,214)	$(2,951)

See Note 7 for discussion of pension and other post-employment benefit plans and Note 15 for discussion of derivative instruments.

NOTE 11: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2014	2013	2014	2013
Actual weighted average common shares outstanding	49,635	49,430	49,633	49,402
Dilutive effect of common stock equivalents	508	627	565	711
Diluted weighted average common shares outstanding	50,143	50,057	50,198	50,113
Options and stock appreciation rights ("SARs") excluded from computation as anti-dilutive	3,132	2,556	2,906	2,288
Unvested restricted stock and restricted stock units ("RSUs") considered to be participating securities	247	239	247	239
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$—	$—	$—	$—
Diluted earnings per share	$(0.01)	$—	$(0.01)	$—

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

The Company holds 382,380 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.

NOTE 12: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards in the periods indicated:

Stock-Based Compensation	Six Months Ended June 30,
(Amounts in thousands)	2014	2013
SARs granted (number of shares)	749	713
RSUs granted (number of shares)	150	135
Aggregate fair value at time of grant; SARs	$4,346	$4,681
Aggregate fair value at time of grant; RSUs	$1,862	$1,865

The SARs and RSUs granted in 2014 and 2013 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs in the six months ended June 30, 2014 and 2013:

Assumptions Used	2014	2013
Estimated average life	6 years	6 years
Risk-free interest rate	1.9%	1.1%
Expected volatility	46.8%	49.4% - 49.6%
Weighted average volatility	46.8%	49.6%
Dividend yield	0.0%	0.0%
Estimated forfeiture rate	4.29%	2.66%
Weighted average exercise price	$12.44	$13.83
Weighted average grant date fair value	$5.80	$6.56

As of June 30, 2014, the total unrecognized stock-based compensation expense related to previously granted awards was $9.4 million. The weighted average period over which this expense is expected to be recognized is 26 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

NOTE 13: SEGMENT INFORMATION

We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to original equipment manufacturers (“OEMs”) for use on original equipment. Our products are sold in more than 115 countries and approximately 54% of 2013 sales were shipped to customers outside of the U.S.

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden, or FLAG segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 69.6% of our consolidated sales for the six months ended June 30, 2014.

The Company's Farm, Ranch, and Agriculture, or FRAG segment, manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them to FRAG customers through our sales and distribution network. The FRAG segment represented 27.2% of our consolidated sales for the six months ended June 30, 2014.

The Company also operates a Concrete Cutting and Finishing, or CCF, equipment business that represented 3.2% of consolidated sales for the six months ended June 30, 2014, and is reported within the Corporate and Other category. The CCF business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, our continuous improvement program, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include facility closure and restructuring costs recognized within this Corporate and Other category, because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents selected financial information by segment:

Segment Information	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Sales:
FLAG	$160,112	$150,758	$325,327	$315,901
FRAG	67,349	62,696	127,230	122,944
Corporate and Other	7,962	6,953	14,825	14,177
Total sales	$235,423	$220,407	$467,382	$453,022
Contribution to operating income (loss):
FLAG	$23,834	$20,685	$51,912	$45,253
FRAG	2,607	2,011	1,708	924
Corporate and Other	(4,090)	(3,423)	(10,481)	(7,761)
Operating income	$22,351	$19,273	$43,139	$38,416
Depreciation and amortization:
FLAG	$6,505	$6,708	$13,020	$13,692
FRAG	4,029	4,305	7,861	8,603
Corporate and Other	986	630	1,614	1,173
Depreciation and amortization	$11,520	$11,643	$22,495	$23,468

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Cash paid for:
Interest	$6,901	$7,913
Income taxes, net	10,196	17,262
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	429	—
Purchases of property, plant, and equipment not yet paid as of period end	946	1,115

Cash taxes paid in the six months ended June 30, 2013 includes $3.6 million of foreign taxes paid on dividends declared among certain of the Company's foreign affiliates. The purchase price of the Pentruder acquisition included assumption of a liability of $0.5 million, payable in three annual installments through January 2017. During the six months ended June 30, 2014, we collected the final $0.1 million previously held in escrow from the sale of our Forestry Division in 2007. During the six months ended June 30, 2013 we collected $3.4 million of proceeds held in escrow under this same transaction.

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

The estimated fair values of the senior credit facility loans as of June 30, 2014 and December 31, 2013 are presented below:

Fair Value of Debt	June 30, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$406,380	$398,252	$435,107	$426,405

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

The cumulative unrealized pre-tax gain on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.1 million as of June 30, 2014. The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.6 million as of December 31, 2013. The unrealized pre-tax gain included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 10 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through June 30, 2014, the Company has not recognized in earnings any amount from these contracts as a result of hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $36.4 million at June 30, 2014 and $40.0 million at December 31, 2013.

Derivative Financial Instruments and Interest Rates. The senior credit facility agreement includes a requirement to fix or cap interest rates for certain periods on 35% of the outstanding principal on our term loan. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay is fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through June 30, 2014, the Company has not recognized in earnings any amount from these contracts as a result of hedging ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value			Consolidated Balance Sheets
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3	Classification
June 30, 2014
Current Assets:
Foreign currency hedge agreements	$116	$—	$116	$—	Other current assets

Current Liabilities:
Interest rate hedge agreements	(1,470)	—	(1,470)	—	Accrued expenses
Foreign currency hedge agreements	(41)	—	(41)	—	Accrued expenses

Long-Term Liabilities:
Interest rate hedge agreements	(1,068)	—	(1,068)	—	Other liabilities

December 31, 2013
Current Liabilities:
Interest rate hedge agreements	$(1,509)	$—	$(1,509)	$—	Accrued expenses
Foreign currency hedge agreements	(571)	—	(571)	—	Accrued expenses

Long-Term Liabilities:
Interest rate hedge agreements	(1,400)	—	(1,400)	—	Other liabilities

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The counterparties to the above mentioned derivative instruments are major financial institutions. In accordance with Accounting Standards Codification Section 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of June 30, 2014 and December 31, 2013 is considered minimal.

NOTE 16: SHARE REPURCHASE PROGRAM

On August 6, 2014, the Company announced that the Board of Directors had authorized a new share repurchase program of up to $75 million of Blount common stock to be completed on or before December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes included elsewhere in this report.

Consolidated Operating Results for the Quarter

Three Months Ended June 30,
(Amounts in millions)	2014	2013	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$235.4	$220.4	$15.0
				15.3	Unit sales volume
				(0.6)	Average selling price and mix
				0.3	Foreign currency translation
Gross profit	68.8	60.7	8.1
Gross margin	29.2%	27.5%
				6.5	Unit sales volume
				(0.6)	Average selling price and mix
				(1.4)	Average steel costs
				0.4	Acquisition accounting
				2.6	Other product costs and mix
				0.7	Foreign currency translation
SG&A	46.0	41.4	4.6
As a percent of sales	19.5%	18.8%
				2.3	Compensation expense
				1.1	Professional services
				0.7	Office expenses
				0.1	Foreign currency translation
				0.4	Other, net
Facility closure and restructuring charges	0.5	—	0.5

Operating income	22.4	19.3	3.1
Operating margin	9.5%	8.7%
				8.1	Increase in gross profit
				(4.6)	Increase in SG&A
				(0.5)	Facility closure and restructuring charges
Net income	$12.3	$9.3	$3.0
				3.1	Increase in operating income
				0.1	Decrease in net interest expense
				1.2	Change in other income (expense)
				(1.4)	Increase in income tax provision

Sales in the three months ended June 30, 2014 increased by $15.0 million, or 6.8%, from the same period in 2013, primarily due to higher unit sales volume, partially offset by lower average selling prices and mix due to targeted promotion programs in selected markets. The translation of foreign currency-denominated sales transactions also increased consolidated sales by $0.3 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to the relatively weaker U.S. Dollar in relation to the Euro, partially offset by a stronger U.S. Dollar in comparison to several other foreign currencies in which we invoice sales. International sales increased by $3.6 million, or 3.0%, including the favorable currency effects described above, and domestic sales increased by $11.4 million, or 11.5%. FLAG segment sales increased by $9.4 million, or 6.2%, FRAG segment sales increased by $4.7 million, or 7.4%, and sales of CCF products increased by $1.0 million, or 14.5%. See further discussion about sales under Segment Results.

Gross profit increased by $8.1 million, or 13.4%, from the second quarter of 2013 to the second quarter of 2014. Gross profit on higher unit sales volume of $6.5 million, lower acquisition accounting effects of $0.4 million, and reduced product costs and mix of $2.6 million, all contributed to the increase in gross profit. The improvement in product cost and mix was primarily due to the closure and consolidation of our higher cost FLAG manufacturing plant in Milwaukie, Oregon, and improved plant utilization and absorption of manufacturing overhead from higher production volumes and reduced manufacturing capacity in our FLAG segment. Partially offsetting these improvements in gross profit were lower average selling prices and mix of $0.6 million and higher average steel costs estimated at $1.4 million. Gross margin in the second quarter of 2014 was 29.2% compared to 27.5% in the second quarter of 2013. The improvement in gross margin in the second quarter of 2014 occurred primarily in the FLAG segment and was driven by the cost improvement factors described above. FRAG segment gross margins also improved slightly in the second quarter of 2014 compared to the second quarter of 2013. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates increased our gross profit in the second quarter of 2014 compared to the second quarter of 2013 by an estimated $0.7 million, primarily due to the favorable currency effects on sales described above and the favorable effect on cost of goods sold from a relatively stronger U.S. Dollar in comparison to the Canadian Dollar and Brazilian Real.

SG&A increased by $4.6 million, or 11.1%, from the second quarter of 2013 to the second quarter of 2014. As a percentage of sales, SG&A increased from 18.8% in the second quarter of 2013 to 19.5% in the second quarter of 2014. Compensation expense increased by $2.3 million, reflecting annual merit increases and higher variable incentive compensation accruals. Professional services expense was $1.1 million higher, primarily due to higher internal and external audit costs. Office expenses increased by $0.7 million, primarily reflecting higher costs for software and software licenses.

In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon facility would be closed, to reduce costs and further improve efficiencies. Direct costs associated with this facility closure and restructuring activity were $0.1 million in the second quarter of 2014, consisting of moving costs to relocate machinery and equipment to other Blount facilities. We do not expect to incur significant further costs associated with this facility consolidation.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility acquired with PBL in 2011 in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. Direct costs associated with this facility closure and restructuring activity were $0.4 million in the second quarter of 2014, consisting of costs for severance benefits, impairment of PP&E that will not be utilized in the future, and moving costs to relocate inventory and machinery and equipment to our Kansas City, Missouri manufacturing facility. We expect to incur between $0.1 million and $0.2 million of additional restructuring costs on this facility consolidation.

Operating income increased by $3.1 million, or 16.0%, from the second quarter of 2013 to the second quarter of 2014. Operating margin was 9.5% of sales in the second quarter of 2014 compared to 8.7% of sales in the second quarter of 2013. The increase in operating income and operating margin reflects higher gross profit, primarily due to higher unit sales volume and lower product costs, reduced acquisition accounting effects, and the favorable net effect of movement in foreign currency exchange rates. Partially offsetting these favorable factors were slightly reduced average selling prices and mix, higher steel costs, higher SG&A expenses, and facility closure and restructuring charges.

Interest expense, net of interest income, was $4.5 million in the second quarter of 2014 compared to $4.6 million in the second quarter of 2013. The slightly lower interest expense was primarily due to lower average principal outstanding.

Other income in the second quarter of 2014 was $0.2 million compared to expense of $1.0 million in the second quarter of 2013. The 2013 amount is primarily related to foreign exchange impacts on non-operating assets.

Consolidated Operating Results for the Year-to-Date Period

	Six Months Ended June 30,
(Amounts in millions)	2014	2013	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$467.4	$453.0	$14.4
				15.6	Unit sales volume
				(0.6)	Average selling price and mix
				(0.6)	Foreign currency translation
Gross profit	135.7	123.8	11.9
Gross margin	29.0%	27.3%
				7.2	Unit sales volume
				(0.6)	Average selling price and mix
				(1.6)	Average steel costs
				0.7	Acquisition accounting effects
				4.5	Other product costs and mix
				1.7	Foreign currency translation
SG&A	90.5	85.4	5.2
As a percent of sales	19.4%	18.8%
				2.8	Compensation expense
				1.4	Professional services
				1.1	Office expenses
				(0.1)	Foreign currency translation
Facility closure and restructuring charges	2.0	—	2.0

Operating income	43.1	38.4	4.7
Operating margin	9.2%	8.5%
				11.9	Increase in gross profit
				(5.2)	Increase in SG&A
				(2.0)	Facility closure and restructuring charges
Net income	$22.9	$18.7	$4.2
				4.7	Increase in operating income
				(0.1)	Increase in net interest expense
				0.4	Change in other income (expense)
				(0.8)	Increase in income tax provision

Sales in the six months ended June 30, 2014 increased by $14.4 million, or 3.2%, from the first six months of 2013, primarily due to increased unit sales volume, partially offset by slightly lower average selling prices due to targeted promotion programs in selected markets, and unfavorable effects of movements in foreign currency exchange rates. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $0.6 million in the first six months of 2014 compared to the first six months of 2013, primarily due to the relatively stronger U.S. Dollar in comparison to several foreign currencies in which we invoice, partially offset by a weaker U.S. Dollar in relation to the Euro. International sales increased by $4.7 million, or 1.8%, net of the unfavorable currency effects described above, while domestic sales increased by $9.6 million, or 4.9%. FLAG segment sales increased by $9.4 million, or 3.0%, FRAG segment sales increased by $4.3 million, or 3.5%, and sales of CCF products increased by $0.6 million, or 4.6%. See further discussion about sales under Segment Results.

Gross profit increased by $11.9 million, or 9.6%, from the first six months of 2013 to the first six months of 2014. Gross profit on higher unit sales volume of $7.2 million, lower acquisition accounting effects of $0.7 million, and reduced product costs and mix of $4.5 million all contributed to the increase in gross profit. The improvement in product cost and mix was primarily due to the closure of the higher cost FLAG manufacturing plant in Milwaukie, Oregon, and improved plant utilization and absorption of manufacturing overhead from higher production volumes and reduced manufacturing capacity in our FLAG segment. Partially offsetting these improvements in gross profit were slightly lower average selling prices and mix of $0.6 million and higher average steel costs of $1.6 million. Gross margin in the first six months of 2014 was 29.0% compared to 27.3% in the first six months of 2013. The improvement in gross margin in the first six months of 2014 occurred primarily in the FLAG segment and was driven by the cost improvement factors described above. FRAG segment gross margins also improved moderately in the first six months of 2014 compared to the first six months of 2013. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates increased our gross profit in the first six months of 2014 compared to the first six months of 2013 by an estimated $1.7 million, primarily due to the favorable effect on cost of goods sold from a relatively stronger U.S. Dollar in comparison to the Brazilian Real and Canadian Dollar, partially offset by the unfavorable net effect on reported sales described above.

SG&A increased by $5.2 million, or 6.1%, from the first six months of 2013 to the first six months of 2014. As a percentage of sales, SG&A increased from 18.8% in the first six months of 2013 to 19.4% in the first six months of 2014. Compensation expense increased by $2.8 million, reflecting annual merit increases and higher variable incentive compensation accruals. Professional services expense increased by $1.4 million, primarily due to higher internal and external audit costs. Office expenses increased by $1.1 million, reflecting higher costs for software and software licenses.

The year-to-date cost of facility closure and restructuring activities was $2.0 million, including $0.9 million for the consolidation of manufacturing facilities in Portland, Oregon. These consolidation costs included impairment of PP&E that will not be utilized in the future, and moving costs to relocate machinery and equipment to other Blount facilities. We do not expect to incur significant further costs associated with this facility consolidation. Facility closure and restructuring costs for the consolidation and closure of a small blade manufacturing facility in Queretaro, Mexico were $1.1 million in the first half of 2014, consisting of costs for severance benefits, impairment of PP&E that will not be utilized in the future, moving costs to relocate inventory and machinery and equipment to our Kansas City, Missouri manufacturing facility, and lease exit costs. We expect to incur between $0.1 million and $0.2 million in additional costs associated with this facility consolidation. See further discussion above under Consolidated Operating Results for the Quarter and in Note 3 to the Consolidated Financial Statements.

Operating income increased by $4.7 million, or 12.3%, from the first six months of 2013 to the first six months of 2014. Operating margin was 9.2% of sales in the first six months of 2014 compared to 8.5% of sales in the first six months of 2013. The increase in operating income and operating margin reflects higher gross profit, primarily due to higher unit sales volume and lower product costs and mix. Partially offsetting these favorable factors were slightly lower average selling prices and mix, increased average steel costs, higher SG&A expenses, and facility closure and restructuring charges.

Interest expense, net of interest income, was $9.0 million in the first six months of 2014 compared to $8.9 million in the first six months of 2013.

Income Tax Provision

The following table summarizes our income tax provisions in 2014 and 2013:

Effective Tax Rate	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Income before income taxes	$18,131	$13,728	$34,433	$29,379
Provision for income taxes	5,841	4,398	11,557	10,710
Effective tax rate	32.2%	32.0%	33.6%	36.5%

The effective tax rate for both the three and six months ended June 30, 2014 was lower than the federal statutory rate of 35%. The effective rate was reduced by the favorable impacts of foreign income taxes and the domestic production deduction in the U.S., partially offset by state income taxes and foreign withholding taxes on intercompany dividends. The impact of foreign income taxes generally reduces our effective tax rate because most of our foreign operations are subject to lower statutory tax rates compared with our U.S. operations.

The effective tax rate for the three months ended June 30, 2013 was lower than the federal statutory rate of 35% primarily due to the favorable effects of foreign income taxes and the domestic production deduction, partially offset by state income taxes and foreign withholding taxes on intercompany dividends. The provision for income taxes in the six months ended June 30, 2013 was higher than the federal statutory rate primarily due to state income taxes and foreign withholding taxes on dividends, partially offset by the favorable effects of foreign income taxes and the domestic production deduction. The provision for income taxes in the six months ended June 30, 2013 also included a non-cash charge of $0.9 million, representing the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.

Net Income and Net Income per Share

Net income in the second quarter of 2014 was $12.3 million, or $0.25 per diluted share, compared to $9.3 million, or $0.19 per diluted share, in the second quarter of 2013. In the first six months of 2014, net income was $22.9 million, or $0.46 per diluted share, compared to $18.7 million, or $0.37 per diluted share, in the first six months of 2013.

Consolidated Sales Order Backlog

Consolidated sales order backlog was $180.5 million as of June 30, 2014 compared to $182.6 million at December 31, 2013 and $173.1 million at June 30, 2013. The decrease in consolidated backlog during the first half of 2014 reflects reduced backlog in our FRAG segment due to seasonal customer ordering patterns, partially offset by increased sales order backlog in our FLAG segment. See further discussion of backlog under Segment Results.

Segment Results

See description of the Company's reporting segments in Note 13 to the Consolidated Financial Statements. The following table reflects segment sales and operating results for the comparable periods of 2014 and 2013:

Segment Information	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Sales:
FLAG	$160,112	$150,758	$325,327	$315,901
FRAG	67,349	62,696	127,230	122,944
Corporate and Other	7,962	6,953	14,825	14,177
Total sales	$235,423	$220,407	$467,382	$453,022
Contribution to operating income (loss):
FLAG	$23,834	$20,685	$51,912	$45,253
FRAG	2,607	2,011	1,708	924
Corporate and Other	(4,090)	(3,423)	(10,481)	(7,761)
Operating income	$22,351	$19,273	$43,139	$38,416
Depreciation and amortization:
FLAG	$6,505	$6,708	$13,020	$13,692
FRAG	4,029	4,305	7,861	8,603
Corporate and Other	986	630	1,614	1,173
Depreciation and amortization	$11,520	$11,643	$22,495	$23,468

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income for the FLAG segment between the comparable periods of 2014 and 2013:

FLAG Segment Results	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2013 reporting period	$150,758	$20,685	$315,901	$45,253
Unit sales volume	11,042	4,642	12,492	5,546
Average selling price and mix	(1,644)	(1,644)	(1,914)	(1,914)
Average steel cost	—	(1,497)	—	(1,428)
Other product costs and mix	—	4,555	—	6,598
SG&A expense	—	(3,616)	—	(4,271)
Acquisition accounting effects	—	170	—	347
Foreign currency translation	(44)	539	(1,152)	1,781
2014 reporting period	$160,112	$23,834	$325,327	$51,912

Sales in the FLAG segment increased by $9.4 million, or 6.2%, from the second quarter of 2013 to the second quarter of 2014, due to increased unit sales volume of $11.0 million, partially offset by lower average selling prices of $1.6 million. In the first six months of 2014, sales increased by $9.4 million, or 3.0%, due to higher unit sales volume of $12.5 million, partially offset by lower average selling prices of $1.9 million and unfavorable foreign currency effects of $1.2 million. Lower average selling prices were the result of targeted sales promotions in select end markets. The foreign currency effects were primarily due to the relatively stronger U.S. Dollar in comparison to several foreign currencies in which we invoice, partially offset by a weaker U.S. Dollar in relation to the Euro.

Sales of forestry products were up 3.8% in the quarter and 2.7% year-to-date, while sales of lawn and garden products were up 15.7% in the quarter and 4.0% year-to-date. Sales to the replacement market were up 9.6% in the quarter and 6.1% year-to-date, while sales to OEMs were down 3.1% in the quarter and 3.5% year-to-date. FLAG sales increased by 15.3% in North America in the quarter and by 5.5% year-to-date, reflecting improved economic and market conditions. In Europe and Russia, FLAG sales increased by 7.9% in the quarter and 6.4% year-to-date, also reflecting improved economic and market conditions. In the Asia Pacific Region, FLAG sales decreased by 9.5% in the quarter and by 8.6% year-to-date, reflecting soft market demand due to weak economic conditions and above average inventory levels remaining in the distribution channel. FLAG sales increased by 8.2% in South America in the quarter but were down 1.3% year-to-date, reflecting improving market conditions in the second quarter of 2014 but unfavorable foreign currency translation effects from a relatively stronger U.S. Dollar compared with the Brazilian Real.

Sales order backlog for the FLAG segment at June 30, 2014 was $160.9 million compared to $150.9 million at December 31, 2013 and $156.3 million as of June 30, 2013. The increase in backlog in the FLAG segment during the first half of 2014 reflects improving market conditions and customer demand in the market sectors and geographic regions described above.

The contribution to operating income from the FLAG segment increased by $3.1 million, or 15.2%, from the second quarter of 2013 to the second quarter of 2014, and by $6.7 million, or 14.7% on a year-to-date basis. Higher unit sales volume, reduced product cost and mix, and the favorable net effects of foreign currency movements all contributed to the improved operating results. Partially offsetting these positive factors were lower average selling prices and mix, higher average steel costs, and increased SG&A expenses. The stronger U.S. Dollar in relation to the Canadian Dollar and Brazilian Real reduced reported cost of goods sold and SG&A expense by more than the reduction to sales described above from currency movements.

The improvement in product cost and mix in the FLAG segment was primarily due to the closure and consolidation of our higher cost manufacturing plant in Milwaukie, Oregon, and improved plant utilization and absorption of manufacturing overhead from higher production volumes and reduced manufacturing capacity. FLAG production facilities for the second quarter of 2014 were operated at an average of approximately 90.8% of capacity, compared to approximately 75.7% of capacity in the second quarter of 2013. On a year-to-date basis, capacity utilization was 89.3% during the first six months of 2014 compared to 80.1% during the first six months of 2013. The increase in SG&A expense for both the quarter and year-to-date was primarily driven by increased compensation costs, reflecting annual merit increases and increased variable incentive compensation accruals, as well as increased office expenses and professional services costs.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income in the FRAG segment between the comparable periods of 2014 and 2013:

FRAG Segment Results	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2013 reporting period	$62,696	$2,011	$122,944	$924
Unit sales volume	3,326	1,340	2,598	1,346
Average selling price and mix	1,121	1,121	1,354	1,354
Steel cost	—	54	—	(127)
Other product costs and mix	—	(1,881)	—	(2,107)
SG&A expense	—	(372)	—	(349)
Acquisition accounting effects	—	351	—	694
Foreign currency translation	206	(17)	334	(27)
2014 reporting period	$67,349	$2,607	$127,230	$1,708

Sales in the FRAG segment increased by $4.7 million, or 7.4%, from the second quarter of 2013 to the second quarter of 2014. On a year-to-date basis, FRAG segment sales increased by $4.3 million, or 3.5%. Higher unit sales volume, higher average selling price and mix, and positive effects of foreign currency translation contributed to the increase in both periods. The unit sales volume increase was driven by strong growth in log splitter sales, up 88.7% in the quarter and 50.3% year-to-date compared to 2013. Log splitter growth is attributable to increased retail demand from higher home heating costs and promotional programs at certain of our customers. Unit sales volume was also up for tractor attachments by 4.0% in the second quarter and by 3.6% year-to-date. Partially offsetting growth in log splitters and tractor attachments were decreased unit sales volume in FRAG segment parts and accessories product lines. Higher average selling prices were attributable to our tractor attachment product lines. FRAG sales in North America increased by 8.2% in the quarter and by 4.5% year-to-date, while sales in Europe, consisting primarily of agricultural cutting parts, were down 11.4% in the quarter and 10.7% year-to-date.

Sales order backlog for the FRAG segment at June 30, 2014 was $19.1 million compared to $31.4 million at December 31, 2013 and $16.3 million at June 30, 2013. The decrease in backlog compared with December 31, 2013 reflects the typical seasonal ordering patterns in the agricultural equipment market. The increase in FRAG backlog from June 30, 2013 reflects improved market conditions and increased demand in North America for our log splitter and tractor attachment products.

The contribution to operating income from the FRAG segment improved from $2.0 million in the second quarter of 2013 to $2.6 million in the second quarter of 2014. On a year-to-date basis, contribution to operating income from the FRAG segment increased from $0.9 million in the first half of 2013 to $1.7 million in the first half of 2014. The improved profitability in both periods reflects increased unit sales volume, higher average pricing and product mix, and reduced acquisition accounting effects. These positive factors were partially offset by higher product costs and mix and increased SG&A expense. The higher product costs and mix were primarily driven by temporary equipment outages, marginally higher labor costs due to increased production volumes which required overtime and training expense for new and temporary personnel, and higher utility expenses during the winter months due to weather being colder than average. The reported results of the FRAG segment are also significantly affected by non-cash charges for acquisition accounting, because the entire segment is composed of recently acquired businesses. Acquisition accounting effects in the segment were $2.8 million and $5.6 million in the three and six months ended June 30, 2014, respectively. Acquisition accounting effects were $3.2 million and $6.3 million in the three and six months ended June 30, 2013, respectively.

Corporate and Other. Sales of CCF products increased $1.0 million, or 14.5%, in the three months ended June 30, 2014, and by $0.6 million, or 4.6%, in the six months ended June 30, 2014, compared to the corresponding periods of 2013. North American sales of CCF products strengthened in the second quarter of 2014 after a sluggish first quarter of the year reflecting the pattern in the general and utility construction industries following severe winter weather experienced in much of the U.S. Also contributing to the increase in CCF sales in North America was the acquisition of Pentruder in the first quarter of 2014. CCF sales in Europe were down slightly in both the three month and six month periods. The net operating loss in the corporate and other category increased by $0.7 million in the quarter, and by $2.7 million on a year-to-date basis. Facility closure and restructuring costs, increased SG&A expense, and acquisition accounting related to Pentruder all negatively affected operating results. These negative factors were partially offset by the gross profit on increased unit sales volume in the CCF unit.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

Debt	June 30,	December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$153,600	$175,000
Term loans	252,780	260,107
Capital lease obligations	3,114	2,881
Total debt	409,494	437,988
Less current maturities	(15,077)	(15,016)
Long-term debt, net of current maturities	$394,417	$422,972
Weighted average interest rate at end of period	2.67%	2.68%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of June 30, 2014 and December 31, 2013, the senior credit facilities consisted of a revolving credit facility and a term loan.

The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of June 30, 2014, the Company had the ability to borrow an additional $129.0 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	4.50 or above
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

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

The amended and restated senior credit facilities contain financial covenants, including, as of June 30, 2014:

•
Minimum fixed charge coverage ratio, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.15.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.25 through June 30, 2014, 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of June 30, 2014
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.15	1.65
Maximum leverage ratio	4.25	3.24

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was in compliance with all financial covenants as of June 30, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No payments were required in the six months ended June 30, 2014 under the excess cash flow requirement in the credit agreement. However, during the six months ended June 30, 2013, an additional principal payment was made on the term loan in the amount of $6.3 million under the generation of excess cash flow requirement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, and obligations under our post-employment benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions, or significantly increase our rate of capital expenditures. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The senior credit facility agreement includes a requirement to fix or cap interest rates for certain periods on 35% of the outstanding principal on our term loan, and we have entered into interest rate cap and swap agreements to meet this requirement. We entered into an interest rate cap agreement which matured June 1, 2013 and we entered into interest rate swap agreements effective in June 2013. The weighted average interest rate on all debt was 2.67% as of June 30, 2014 and 2.68% as of December 31, 2013. The weighted average interest rate at June 30, 2014, including the effect of the interest rate swaps, is 3.09%.

Cash and cash equivalents at June 30, 2014 were $24.3 million, compared to $42.8 million at December 31, 2013. As of June 30, 2014, $20.6 million of our cash and cash equivalents was held in accounts at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would most likely result in the payment of significant taxes. It is the intention of management for this cash to remain at or be used by our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital requirements, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.

Cash provided by operating activities is summarized as follows:

Cash Flows from Operating Activities	Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Net income	$22,876	$18,669
Non-cash items	26,107	27,234
Net income plus non-cash charges	48,983	45,903
Changes in assets and liabilities, net	(20,246)	(28,175)
Net cash provided by operating activities	$28,737	$17,728

Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation expense; excess tax benefit from stock-based compensation; asset impairment charges; deferred income taxes; and other non-cash items.

During the first six months of 2014, operating activities provided $28.7 million of cash compared to $17.7 million in the first six months of 2013. Net income plus non-cash items totaled $49.0 million in the six months ended June 30, 2014. Non-cash items in the 2014 period reflect a $1.0 million reduction in depreciation and amortization expense compared to the prior year, primarily due to the consolidation of our manufacturing facilities in Portland and the accelerated nature of amortization of acquired intangible assets. In addition, asset impairment charges of $1.1 million were recognized in the first half of 2014 related to our facility closure and restructuring activities, whereas no impairment charges were recognized in the first six months of 2013.

The net change in working capital components and other assets and liabilities during the 2014 period used $20.2 million in cash compared to $28.2 million in the first six months of 2013.

Accounts receivable increased by $25.4 million during the first six months of 2014, primarily due to increased sales levels in the months immediately preceding June 30, 2014 compared to the months immediately preceding December 31, 2013. Sales were $235.4 million in the second quarter of 2014 and $216.9 million in the fourth quarter of 2013. Sales in the month of June 2014 were $16.5 million higher than sales in the month of December 2013. Additionally, in the farm equipment business, we offer longer payment terms to dealers during late winter and early spring to encourage early stocking orders for the peak farm equipment selling season. Our tractor attachment products are sold under a graduated cash discount schedule to encourage early payment, but with longer payment terms available as an option for our equipment dealer customers. This long-standing practice tends to increase the receivables balance at June 30 compared to year end. Receivables in the FRAG segment increased by $8.2 million in the first half of 2014, reflecting this industry practice.

Inventories increased by $5.3 million during the first six months of 2014, primarily reflecting a buildup in the FRAG segment in anticipation of the peak summer selling season for agricultural equipment. FRAG inventories increased by $7.0 million in the first half of 2014 while FLAG inventories were down $3.0 million in the same period.

Accounts payable increased by $15.2 million during the first six months of 2014, reflecting increased levels of purchases of raw materials and products for resale, as well as increased SG&A expenses, compared with the fourth quarter of 2013. Accrued expenses decreased by $4.0 million in the first half of 2014, reflecting payments of the Company's contribution to the U.S. defined contribution retirement plan and management incentive plan payments. Cash payments during the first six months of 2014 also included $10.2 million for income taxes and $6.9 million for interest.

During the first six months of 2013, operating activities provided $17.7 million of cash. Net income plus non-cash items totaled $45.9 million. The non-cash items reflected increased depreciation of PP&E and amortization expense on intangible assets related to recent acquisitions, and increased stock-based compensation expense. The net change in working capital components and other assets and liabilities during the 2013 period used $28.2 million in cash. Accounts receivable increased by $10.7 million, reflecting increased sales in the second quarter of 2013 compared to the fourth quarter of 2012, particularly in the last month of each period. Sales in the month of June 2013 were $8.4 million higher than sales in the month of December 2012. In addition, the seasonal build up described above in our FRAG segment further contributed to the increase in receivables in the first half of 2013. Accounts payable decreased by $7.3 million and accrued expenses decreased by $7.6 million. Cash payments during the first six months of 2013 also included $7.9 million for interest and $17.3 million for income taxes.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trust funds which invest the funds. As of December 31, 2013, our total unfunded post-employment benefit obligation was $49.2 million, of which $24.1 million pertained to our defined benefit pension plans. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. We expect to contribute or pay out total cash of approximately $19.0 million during 2014 for its various post-employment benefit plans.

In August 2013, the Company amended the larger of its two U.S. post-retirement medical benefit plans and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65. The amendment was effective January 1, 2014. This plan amendment resulted in a $11.6 million reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $7.4 million in accumulated other comprehensive loss, and a $4.2 million reduction in deferred income tax liabilities in the third quarter of 2013. This plan amendment is expected to reduce the Company's expense for this plan by $2.1 million in 2014, as compared to the expense recognized in 2013.

Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Purchases of property, plant, and equipment	$(14,846)	$(14,208)
Proceeds from sales of assets	114	142
Acquisition, net of cash acquired	(2,741)	—
Collection of escrow proceeds on sale of discontinued operations	100	3,394
Net cash used in investing activities	$(17,373)	$(10,672)

Purchases of PP&E are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2014, we expect to invest a total of between $38 million and $42 million in capital expenditures, compared to $29.6 million for the full year in 2013. In January of 2014, we acquired Pentruder, a distributor of specialty concrete cutting saws based in Chandler, Arizona. During the six months ended June 30, 2013, we collected $3.4 million held in escrow from the 2007 sale of our Forestry Division. During the six months ended June 30, 2014, we collected the final $0.1 million held in escrow from the sale of our Forestry Division.

Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Net repayments under revolving credit facility	$(21,400)	$(15,500)
Repayment of term loan principal and capital lease obligations	(7,520)	(13,851)
Debt issuance costs	—	(1,576)
Proceeds and tax effects from stock-based compensation	(249)	480
Net cash used in financing activities	$(29,169)	$(30,447)

Cash used in financing activities in the first six months of 2014 consisted primarily of voluntary net repayment of principal outstanding under our revolving credit facility and the scheduled repayment of principal under our term loans and capital leases. Cash generated from operating activities was used to make these financing payments. Cash used in financing activities in the first six months of 2013 consisted of voluntary net repayment of principal outstanding under our revolving credit facility, scheduled repayments of principal on our term loans and capital leases, and a required repayment of principal in the amount of $6.3 million on our term loan from the generation of excess cash flow as defined in the related credit agreement. In addition, we paid debt issuance costs of $1.6 million in conjunction with an amendment of our senior credit facility agreement in the second quarter of 2013. Cash generated from operating activities was used to make these financing payments.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and long-lived assets classified as held for sale. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Substantially all of our debt is subject to variable interest rates. We previously entered into an interest rate cap agreement that established maximum fixed interest rates on 35% of the principal amount outstanding under our term loans through June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay is fixed on a portion of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.

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

The Company, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, evaluated the effectiveness of the design and operation of the Company's DCP as of December 31, 2013. The Company's management, including the CEO and the CFO, identified material weaknesses in Internal Control over Financial Reporting ("ICFR") as of December 31, 2013, and therefore concluded that DCP were not effective as of December 31, 2013 because of the material weaknesses, as described below, in our ICFR. Management has also concluded that, because those same material weaknesses had not yet been remediated by June 30, 2014, our ICFR and DCP continued to be ineffective as of June 30, 2014.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of December 31, 2013 and June 30, 2014:

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

2.
The Company did not design and maintain effective internal control over the accounting for intangible assets other than goodwill. Specifically, the Company did not properly perform its annual impairment analysis for indefinite-lived intangible assets other than goodwill; did not properly evaluate in each reporting period the remaining useful lives of intangible assets not subject to amortization to determine whether events or circumstances continue to support an indefinite useful life; did not evaluate whether events or circumstances were present that would require an impairment assessment of indefinite and finite-lived intangible assets; and did not evaluate the useful lives of finite-lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2013 and as of June 30, 2014, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.

Changes in internal control over financial reporting

There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR, except for the implementation of SAP at KOX in May, 2014. In addition, we implemented SAP at PBL in January, 2014. Implementation of SAP at these subsidiaries provides the opportunity to standardize and improve financial and transactional processes and strengthen ICFR at these locations by improving information technology general controls and segregation of duties. These improvements to ICFR will require testing for operating effectiveness before the Company can reach conclusions regarding the remediation of the related material weaknesses described above.

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
Dated: August 6, 2014