Form 10-Q
period 2014-09-30
BLOUNT INTERNATIONAL INC
filed 2014-11-06
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2014.
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
As of October 31, 2014 there were 49,415,215 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013

Sales	$245,224	$230,628	$712,607	$683,649
Cost of goods sold	173,274	168,120	504,972	497,375
Gross profit	71,950	62,508	207,635	186,274
Selling, general, and administrative expenses	46,742	42,329	137,287	127,680
Facility closure and restructuring charges	254	4,569	2,254	4,569
Impairment of acquired intangible assets	1,419	—	1,419	—
Operating income	23,535	15,610	66,675	54,025
Interest income	194	22	248	81
Interest expense	(4,325)	(4,937)	(13,330)	(13,889)
Other income (expense), net	3,019	(1,179)	3,262	(1,321)
Income before income taxes	22,423	9,516	56,855	38,896
Provision for income taxes	6,295	1,820	17,852	12,530
Net income	$16,128	$7,696	$39,003	$26,366

Basic net income per share	$0.32	$0.16	$0.79	$0.53
Diluted net income per share	$0.32	$0.15	$0.78	$0.53

Weighted average shares used in per share calculations:
Basic	49,633	49,520	49,633	49,442
Diluted	50,297	50,087	50,227	50,104

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013

Net income	$16,128	$7,696	$39,003	$26,366
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses)	(99)	578	(9)	197
Gains reclassified to net income	60	131	976	327
Unrealized gains (losses) on derivative financial instruments, net	(39)	709	967	524
Pension and other post-employment benefit plans:
Gain from plan amendment	—	11,577	—	11,577
Net actuarial gains	—	6,150	142	6,150
Amortization of net actuarial losses	1,585	2,138	4,755	6,424
Amortization of prior service cost	(359)	(121)	(1,077)	(123)
Pension and other post-employment benefit plans	1,226	19,744	3,820	24,028

Foreign currency translation adjustment	(6,218)	3,098	(6,844)	1,325

Other comprehensive income (loss) before tax	(5,031)	23,551	(2,057)	25,877
Income tax provision	(388)	(7,723)	(1,620)	(8,535)
Other comprehensive income (loss), net of tax	(5,419)	15,828	(3,677)	17,342
Comprehensive income, net of tax	$10,709	$23,524	$35,326	$43,708

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$31,036	$42,797
Accounts receivable, net	121,577	110,807
Inventories	160,278	156,955
Deferred income taxes	18,163	17,925
Assets held for sale	7,680	7,680
Prepaid expenses	10,442	11,156
Other current assets	11,344	9,033
Total current assets	360,520	356,353
Property, plant, and equipment, net	166,198	164,194
Deferred income taxes	314	456
Intangible assets, net	120,363	127,141
Goodwill	142,939	142,682
Other assets	19,821	25,525
Total Assets	$810,155	$816,351

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,076	$15,016
Accounts payable	50,883	43,009
Accrued expenses	80,850	70,431
Deferred income taxes	21	45
Total current liabilities	146,830	128,501
Long-term debt, excluding current maturities	367,021	422,972
Deferred income taxes	51,455	48,104
Employee benefit obligations	42,467	49,630
Other liabilities	10,583	12,744
Total liabilities	618,356	661,951
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,415,215 and 49,378,506 outstanding, respectively	494	494
Capital in excess of par value of stock	615,031	612,726
Accumulated deficit	(376,474)	(415,245)
Accumulated other comprehensive loss	(47,252)	(43,575)
Total stockholders’ equity	191,799	154,400
Total Liabilities and Stockholders’ Equity	$810,155	$816,351

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013

Cash flows from operating activities:
Net income	$39,003	$26,366
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	23,262	23,957
Amortization	11,193	11,970
Stock-based compensation expense	3,808	4,172
Excess tax benefit from stock-based compensation	(35)	(426)
Asset impairment charges	2,582	2,471
Deferred income taxes	198	329
Other non-cash items	646	705
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(12,379)	13,120
(Increase) decrease in inventories	(5,018)	9,274
(Increase) decrease in other assets	1,650	(4,078)
Increase (decrease) in accounts payable	7,898	(10,487)
Increase (decrease) in accrued expenses	10,934	3,237
Increase (decrease) in other liabilities	(5,213)	(48)
Net cash provided by operating activities	78,529	80,562

Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,786)	(20,914)
Proceeds from sale of assets	122	153
Acquisition, net of cash acquired	(2,742)	—
Collection of escrow proceeds from sale of discontinued operations	100	3,394
Net cash used in investing activities	(29,306)	(17,367)

Cash flows from financing activities:
Net repayments under revolving credit facility	(45,000)	(40,000)
Repayment of term loan principal and capital lease obligations	(11,287)	(17,636)
Stock repurchase	(1,269)	—
Debt issuance costs	—	(1,576)
Excess tax benefit from stock-based compensation	35	426
Proceeds from stock-based compensation activity	113	629
Taxes paid on stock compensation	(462)	(462)
Net cash used in financing activities	(57,870)	(58,619)

Effect of exchange rate changes	(3,114)	2,072

Net increase (decrease) in cash and cash equivalents	(11,761)	6,648
Cash and cash equivalents at beginning of period	42,797	50,267
Cash and cash equivalents at end of period	$31,036	$56,915

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2013	49,379	$494	$612,726	$(415,245)	$(43,575)	$154,400
Net income				39,003		39,003
Foreign currency translation adjustment					(6,844)	(6,844)
Unrealized gains					967	967
Net actuarial gain					142	142
Amortization of net actuarial losses and prior service cost					3,678	3,678
Income tax provision on other comprehensive income					(1,620)	(1,620)
Repurchases of common stock	(83)	(1)	(1,036)	(232)		(1,269)
Stock options, stock appreciation rights, and restricted stock	119	1	(467)			(466)
Stock compensation expense			3,808			3,808
Balance September 30, 2014	49,415	$494	$615,031	$(376,474)	$(47,252)	$191,799

Blount International, Inc. holds 465,620 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation. The unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.” and "U.S. GAAP"). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods presented. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

The accompanying financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations covering interim reporting. The December 31, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $3.4 million and $3.1 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.

Accumulated Depreciation. The Company reports property, plant, and equipment ("PP&E") net of accumulated depreciation on the Consolidated Balance Sheets. Accumulated depreciation was $284.8 million and $269.2 million as of September 30, 2014 and December 31, 2013, respectively.

Income taxes. The income tax provision in the three and nine months ended September 30, 2014 includes a $1.9 million benefit to reflect claiming foreign tax credits instead of deducting the applicable foreign taxes. Our income tax rate for 2014 may be further reduced if we determine it will be beneficial to amend certain prior year tax returns to claim the benefit of foreign tax credits instead of deducting the applicable foreign taxes. However, we are not able to reasonably estimate the potential tax benefit at this time. The income tax provision in the three and nine months ended September 30, 2013 reflects a $1.8 million release of previously provided income tax on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions. The tax provision in the nine months ended September 30, 2013 also reflects a non-cash charge of $0.7 million for the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities.

Recently Adopted Accounting Pronouncements. Recent accounting pronouncements issued by the Financial Accounting Standards Board and the SEC did not have a material impact on the Company's consolidated financial statements.

Reclassifications. Certain immaterial amounts in the prior period financial statements and notes may have been reclassified to conform to the current period presentation.

NOTE 2: ACQUISITIONS

2014 Acquisition of Pentruder Inc.

On January 29, 2014, we acquired Pentruder Inc. ("Pentruder") and became the exclusive distributor of Pentruder high-performance concrete cutting systems in the Americas. Pentruder operates a distribution center in Chandler, Arizona, and is reported within the Corporate and Other category as part of the Company's Concrete Cutting and Finishing ("CCF") equipment business. Purchase accounting for Pentruder is preliminary as of September 30, 2014, and will be adjusted as additional information becomes available. Preliminary intangible assets totaling $5.5 million were recorded in conjunction with the Pentruder acquisition, consisting of a distribution agreement, a non-compete agreement, and goodwill.

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve efficiencies. Direct costs associated with this action were $0.9 million in the nine months ended September 30, 2014. There were no such costs recorded in the three months ended September 30, 2014. These costs consisted of moving costs for equipment relocated to other Blount manufacturing facilities and impairment charges on certain equipment designated for disposal. The cumulative costs incurred to date, including amounts recognized in 2013, were $9.1 million, including $2.2 million reported in cost of sales during 2013. Of these cumulative charges, $4.0 million were cash transition costs, including severance and equipment moving expenses, and $5.1 million were non-cash charges for impairment and accelerated depreciation on land, building and equipment. As of September 30, 2014, all accrued severance expense had been paid, and the Company does not expect to incur significant further costs on this facility consolidation.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the three and nine months ended September 30, 2014, we recognized direct costs of $0.3 million and $1.4 million, respectively, associated with this plant closure and consolidation. These costs represented severance, asset impairment charges, lease exit costs, and moving expenses for equipment and inventories. As of September 30, 2014, all accrued severance expense had been paid, and the Company does not expect to incur significant further costs on this facility consolidation.

NOTE 4: INVENTORIES
Inventories consisted of the following:

Inventories	September 30,	December 31,
(Amounts in thousands)	2014	2013
Raw materials and supplies	$20,726	$21,476
Work in process	19,978	19,400
Finished goods	119,574	116,079
Total inventories	$160,278	$156,955

NOTE 5: INTANGIBLE ASSETS, NET

The following table summarizes intangible assets related to acquisitions:

		September 30, 2014		December 31, 2013
	Useful	Gross		Gross
Intangible Assets	Life	Carrying	Accumulated	Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$142,939	$—	$142,682	$—
Trademarks and trade names	Indefinite	56,985	—	58,814	—
Total with indefinite lives		199,924	—	201,496	—
Distribution and non-compete agreements	2 - 7	6,092	1,605	1,112	1,064
Patents	11 - 13	5,320	2,313	5,320	1,988
Manufacturing technology	1	2,489	2,489	2,639	2,639
Trademarks and trade names	1 - 5	514	221	549	18
Customer relationships	10 - 19	107,044	51,453	107,633	43,217
Total with finite lives		121,459	58,081	117,253	48,926
Total intangible assets		$321,383	$58,081	$318,749	$48,926

The following table shows the change in goodwill for the nine months ended September 30, 2014:

Change in Goodwill	Forestry, Lawn, and Garden Segment	Farm, Ranch, and Agriculture Segment	Corporate and Other	Total
(Amounts in thousands)
December 31, 2013	$64,607	$78,061	$14	$142,682
Acquisition of Pentruder			549	549
Effect of changes in foreign exchange rates	(291)		(1)	(292)
September 30, 2014	$64,316	$78,061	$562	$142,939

Certain of the Company's acquired trademark and trade name intangible assets are assigned indefinite useful lives. In accordance with Accounting Standards Codification 350 ("ASC 350"), the Company performs an impairment analysis of indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. In the three and nine months ended September 30, 2014, the Company recognized a non-cash impairment charge of $1.4 million on certain trade name and trademark intangible assets used in the Farm, Ranch, and Agriculture ("FRAG") segment. This impairment charge was based on revised lower expectations about future product sales for a specific brand name, and a discounted cash flows model using the royalty avoidance rate method.

In the fourth quarter of 2013, the Company recognized impairment charges totaling $24.9 million on goodwill and indefinite-lived intangible assets other than goodwill. Specifically, the Company's impairment analysis resulted in impairment charges of $20.9 million on goodwill in our FRAG segment and $1.9 million in our Forestry, Lawn, and Garden ("FLAG") segment. In addition, in the fourth quarter of 2013, an impairment charge of $1.4 million was recognized in the FLAG segment and an impairment charge of $0.7 million was recognized in the FRAG segment on trade name and trademark intangible assets.

Determining the fair value of goodwill and other intangible assets is a complex process involving the discounting of projected future cash flows to present value. The process involves numerous significant assumptions about future events and is highly judgmental in nature. For certain of the Company's goodwill reporting units, the estimated fair value exceeds the recorded value of net assets by limited amounts. For certain of the Company's indefinite-lived intangible assets other than goodwill, the excess of estimated fair value over recorded value is also limited. Significant adverse developments or changes in assumptions related to these goodwill reporting units or other intangible assets could result in additional impairment charges being recognized in the future. See additional information regarding the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Amortization expense for these intangible assets, included in cost of goods sold in the Consolidated Statements of Income, was as follows:

Amortization Expense for Intangible Assets	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Amortization expense	$3,337	$3,555	$9,732	$10,661

Amortization expense for these intangible assets is expected to total $12.9 million in 2014, $11.3 million in 2015, $9.9 million in 2016, $8.3 million in 2017, and $6.9 million in 2018.

NOTE 6: DEBT

Debt consisted of the following:

Debt	September 30,	December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$130,000	$175,000
Term loans	249,116	260,107
Capital lease obligations	2,981	2,881
Total debt	382,097	437,988
Less current maturities	(15,076)	(15,016)
Long-term debt, net of current maturities	$367,021	$422,972
Weighted average interest rate at end of period	2.67%	2.68%

The Company has entered into a series of interest rate swap agreements as required by the senior credit facility agreement. The interest rate swap agreements fix the interest rate the Company will pay at between 3.30% and 4.20% on $130.0 million of the term loan principal. The interest rate swap agreements were effective in June 2013 and mature on varying dates between December 2014 and August 2016. The weighted average interest rate at September 30, 2014, including the effect of the interest rate swap agreements, is 3.12%. See Note 15 for further discussion of the interest rate swap agreements.

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains senior credit facilities with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of September 30, 2014 and December 31, 2013, the senior credit facilities consisted of a revolving credit facility and a term loan.

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

Terms of Senior Credit Facilities as of September 30, 2014. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of September 30, 2014, the Company had the ability to borrow an additional $155.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	4.50 or above
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

As of September 30, 2014, the Company's leverage ratio was below the 4.00 threshold. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date of August 31, 2016. The principal amounts outstanding under the revolving credit facility are classified as long-term debt because the Company has the intent and ability to refinance these loans through the maturity date.

The term loan facility bears interest under the same terms as the revolving credit facility and also matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants, including, as of September 30, 2014:

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

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was in compliance with all financial covenants as of September 30, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No additional mandatory payments were required in the nine months ended September 30, 2014 under these credit agreement requirements. However, during the nine months ended September 30, 2013, an additional principal payment was made on the term loan in the amount of $6.3 million under the generation of excess cash flow requirement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

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

Capital Lease Obligations. The Company has entered into various equipment and building leases which are classified as capital leases under U.S. GAAP. All current capital leases have terms ending in 2019. Minimum annual lease payments total $0.6 million. The weighted average implied interest rate on our capital leases is 5.18%, resulting in a total of $0.6 million of imputed interest over the terms of the lease obligations. The equipment lease terms include early buyouts after five and six years, at the Company's option, at the fair value of the equipment at that time. The leased assets and the lease obligations were recorded at their fair values on the Consolidated Balance Sheets at the commencement of each lease term.

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

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended September 30,
Post-Employment Benefit Plan Expense	2014	2013	2014	2013
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,091	$1,279	$43	$68
Interest cost	2,825	2,669	279	354
Expected return on plan assets	(3,802)	(3,854)	—	—
Amortization of net actuarial losses	1,425	1,901	160	237
Amortization of prior service cost	—	(1)	(359)	(120)
Total net periodic benefit cost	$1,539	$1,994	$123	$539

	Nine Months Ended September 30,
Post-Employment Benefit Plan Expense	2014	2013	2014	2013
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$3,243	$3,897	$130	$228
Interest cost	8,447	8,049	837	1,140
Expected return on plan assets	(11,368)	(11,622)	—	—
Amortization of net actuarial losses	4,275	5,695	480	729
Amortization of prior service cost	1	(3)	(1,078)	(120)
Total net periodic benefit cost	$4,598	$6,016	$369	$1,977

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

NOTE 8: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	September 30,	December 31,
(Amounts in thousands)	2014	2013
Letters of credit outstanding	$2,988	$3,248
Other financial guarantees	3,628	3,363
Total financial guarantees and commitments	$6,616	$6,611

See also Note 6 regarding guarantees of debt.

NOTE 9: CONTINGENT LIABILITIES

The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the undiscounted probable loss related to any matter deemed by management and its counsel as a probable loss contingency in light of all of the then known circumstances. As of September 30, 2014 and December 31, 2013, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of certain claims from insurance companies, subject to self-retention amounts, will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.

From time to time the Company is named a defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In others, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of September 30, 2014 and December 31, 2013, the Company has recorded liabilities totaling $5.8 million and $6.3 million, respectively, on the Consolidated Balance Sheets for estimated product liability and environmental remediation costs.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated other comprehensive (loss) gain	September 30,	December 31,
(Amounts in thousands)	2014	2013
Pension and post-retirement benefits	$(50,446)	$(53,009)
Unrealized losses on derivative instruments	(1,569)	(2,173)
Foreign currency translation	4,763	11,607
Total accumulated other comprehensive loss	$(47,252)	$(43,575)

The following tables summarize the changes in accumulated other comprehensive loss by component, net of income taxes, for the periods indicated:

	Nine Months Ended September 30, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive gain (loss) before reclassifications	95	(6)	(6,844)	(6,755)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	2,468	610	—	3,078
Other comprehensive income (loss), net of tax	2,563	604	(6,844)	(3,677)
Accumulated other comprehensive gain (loss) at end of period	$(50,446)	$(1,569)	$4,763	$(47,252)

	Nine Months Ended September 30, 2013
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(81,983)	$(2,514)	$9,078	$(75,419)
Gain from plan amendment	7,386	—	—	7,386
Other comprehensive gain (loss) before reclassifications	4,122	142	1,325	5,589
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	4,163	204	—	4,367
Other comprehensive income (loss), net of tax	15,671	346	1,325	17,342
Accumulated other comprehensive gain (loss) at end of period	$(66,312)	$(2,168)	$10,403	$(58,077)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income:

Reclassifications From Accumulated Other Comprehensive Loss to Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated
(Amounts in thousands)	2014	2013	2014	2013	Statements of Income
Unrealized losses on derivative instruments:
Foreign currency hedge losses	$(60)	$(131)	$(976)	$(327)	Cost of goods sold
Income tax benefit	28	49	366	123	Provision for income taxes
Unrealized losses on derivative instruments, net	$(32)	$(82)	$(610)	$(204)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(1,585)	$(2,138)	$(4,755)	$(6,424)	Cost of goods sold and Selling, general, and administrative ("SG&A")
Amortization of prior period service cost	359	121	1,077	123	Cost of goods sold and SG&A
Income tax benefit	403	683	1,210	2,138	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(823)	$(1,334)	$(2,468)	$(4,163)
Total reclassifications for the period, net	$(855)	$(1,416)	$(3,078)	$(4,367)

See Note 7 for discussion of pension and other post-employment benefit plans and Note 15 for discussion of derivative instruments.

NOTE 11: EARNINGS PER SHARE DATA

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2014	2013	2014	2013
Actual weighted average common shares outstanding	49,633	49,520	49,633	49,442
Dilutive effect of common stock equivalents	664	567	594	662
Diluted weighted average common shares outstanding	50,297	50,087	50,227	50,104
Options and stock appreciation rights ("SARs") excluded from computation as anti-dilutive	3,042	2,541	2,953	2,373
Unvested restricted stock and restricted stock units ("RSUs") considered to be participating securities	216	201	216	201
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$—	$(0.01)	$(0.01)	$—
Diluted earnings per share	$—	$—	$(0.01)	$(0.01)

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

NOTE 12: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards in the periods indicated:

Stock-Based Compensation	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
SARs granted (number of shares)	749	713
RSUs granted (number of shares)	150	135
Aggregate fair value at time of grant; SARs	$4,346	$4,681
Aggregate fair value at time of grant; RSUs	$1,862	$1,865

The SARs and RSUs granted in 2014 and 2013 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs in the nine months ended September 30, 2014 and 2013:

Assumptions Used to Value SARs	2014	2013
Estimated average life	6 years	6 years
Risk-free interest rate	1.9%	1.1%
Expected volatility	46.8%	49.4% - 49.6%
Weighted average volatility	46.8%	49.6%
Dividend yield	0.0%	0.0%
Estimated forfeiture rate	4.29%	2.66%
Weighted average exercise price	$12.44	$13.83
Weighted average grant date fair value	$5.80	$6.56

As of September 30, 2014, the total unrecognized stock-based compensation expense related to previously granted awards was $8.0 million. The weighted average period over which this expense is expected to be recognized is 24 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2006 Equity Incentive Plan.

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

The Company identifies operating segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 68.0% of our consolidated sales for the nine months ended September 30, 2014.

The Company's FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them to FRAG customers through our sales and distribution network. The FRAG segment represented 28.9% of our consolidated sales for the nine months ended September 30, 2014.

The Company also operates a CCF equipment business that represented 3.1% of consolidated sales for the nine months ended September 30, 2014, and is reported within the Corporate and Other category. The CCF business manufactures diamond cutting chain and assembles and markets concrete cutting chain saws for the construction equipment market. The CCF business also purchases specialty concrete cutting saws and accessories from other manufacturers and markets them to CCF customers through our sales and distribution network.

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

The following table presents selected financial information by segment:

Segment Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Sales:
FLAG	$159,110	$149,472	$484,436	$465,374
FRAG	78,641	74,302	205,871	197,246
Corporate and Other	7,473	6,854	22,300	21,029
Sales	$245,224	$230,628	$712,607	$683,649
Contribution to operating income:
FLAG	$26,521	$21,620	$78,432	$66,872
FRAG	2,236	4,391	3,944	5,316
Corporate and Other	(5,222)	(10,401)	(15,701)	(18,163)
Operating income	$23,535	$15,610	$66,675	$54,025
Depreciation and amortization:
FLAG	$7,274	$6,862	$20,295	$20,554
FRAG	3,959	4,409	11,820	13,009
Corporate and Other	727	1,188	2,340	2,364
Depreciation and amortization	$11,960	$12,459	$34,455	$35,927

The results in the FRAG segment for both the three and nine months ended September 30, 2014 include a non-cash impairment charge of $1.4 million on certain trade name and trademark indefinite-lived intangible assets. See Note 5 for further discussion of intangible assets.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Cash paid for:
Interest	$11,075	$12,738
Income taxes, net	16,573	22,353
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	429	2,576
Purchases of property, plant, and equipment not yet paid as of period end	1,259	2,143

Cash taxes paid in the nine months ended September 30, 2013 includes $3.0 million of foreign taxes paid on dividends declared among certain of the Company's foreign affiliates, which was refunded to the Company in December 2013. The purchase price of the Pentruder acquisition included assumption of a liability of $0.5 million, payable in three annual installments through January 2017. During the nine months ended September 30, 2014, we collected the final $0.1 million previously held in escrow from the sale of our Forestry Division in 2007. During the nine months ended September 30, 2013 we collected $3.4 million of proceeds held in escrow under this same transaction.

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

The estimated fair values of the senior credit facility loans as of September 30, 2014 and December 31, 2013 are presented below:

Fair Value of Debt	September 30, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$379,116	$371,534	$435,107	$426,405

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

The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.5 million and $0.6 million as of September 30, 2014 and December 31, 2013, respectively. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 10 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through September 30, 2014, the Company has not recognized in earnings any amount from these contracts as a result of hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $35.8 million at September 30, 2014 and $40.0 million at December 31, 2013.

Derivative Financial Instruments and Interest Rates. The senior credit facility agreement includes a requirement to fix or cap interest rates for certain periods on 35% of the outstanding principal on our term loan. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We also entered into a series of interest rate swap contracts whereby the interest rate we pay is fixed at between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. These interest rate swap and cap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through September 30, 2014, the Company has not recognized in earnings any amount from these contracts as a result of hedging ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value			Consolidated Balance Sheets
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3	Classification
Recurring Fair Value Measurements
September 30, 2014
Current Liabilities:
Interest rate swap agreements	$(1,367)	—	$(1,367)	—	Accrued expenses
Foreign currency hedge agreements	(545)	—	(545)	—	Accrued expenses

Long-Term Liabilities:
Interest rate swap agreements	(593)	—	(593)	—	Other liabilities

December 31, 2013
Current Liabilities:
Interest rate swap agreements	$(1,509)	$—	$(1,509)	$—	Accrued expenses
Foreign currency hedge agreements	(571)	—	(571)	—	Accrued expenses

Long-Term Liabilities:
Interest rate swap agreements	(1,400)	—	(1,400)	—	Other liabilities

The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The counterparties to the above mentioned derivative instruments are major financial institutions. In accordance with Accounting Standards Codification Section 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of September 30, 2014 and December 31, 2013 is considered minimal.

Non-recurring Fair Value Measurements. The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate that the carrying amount of the assets may be impaired. These assets include goodwill, intangible assets, and property, plant and equipment. See Note 5 for additional discussion on the circumstances and determination of the Level 3 non-recurring fair value measurement of certain trade names and trademarks used in our FRAG segment as of September 30, 2014.

Non-recurring Fair Value Measurements	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value			Consolidated Balance Sheet
(Amounts in thousands)	Sheet	Level 1	Level 2	Level 3	Classification
September 30, 2014
Non-Current Assets:
Trade names and Trademarks	$3,981	—	—	$3,981	Intangible assets, net
NOTE 16: SHARE REPURCHASE PROGRAM

On August 6, 2014, the Company's Board of Directors authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $75 million. The Company's share repurchase program is to be completed on or before December 31, 2016. Under this program, the Company may repurchase shares of its common stock, using a variety of open market purchase methods through a broker dealer at prevailing market prices, and may fix the price from time to time based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.

The following table identifies shares of the Company's common stock that have been repurchased:

Share Repurchase Program	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Shares repurchased	83	—	83	—
Average price per share	$15.24	$—	$15.24	$—
Total expended	$1,269	$—	$1,269	$—

As of September 30, 2014, the Company had $73.7 million remaining for future share repurchases under this program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes included elsewhere in this report.

Consolidated Operating Results for the Quarter

	Three Months Ended September 30,
(Amounts in millions)	2014	2013	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$245.2	$230.6	$14.6
				15.8	Unit sales volume
				(1.5)	Average selling price and mix
				0.3	Foreign currency translation
Gross profit	72.0	62.5	9.4
Gross margin	29.3%	27.1%
				6.3	Unit sales volume
				(1.5)	Average selling price and mix
				(1.4)	Average steel costs
				0.2	Acquisition accounting
				5.3	Other product costs and mix
				0.5	Foreign currency translation
SG&A	46.7	42.3	4.4
As a percent of sales	19.1%	18.4%
				2.3	Compensation expense
				1.2	Travel and personnel related
				0.6	Advertising
				0.3	Other, net
Facility closure and restructuring charges	0.3	4.6	(4.3)

Impairment of acquired intangible assets	1.4	—	1.4

Operating income	23.5	15.6	7.9
Operating margin	9.6%	6.8%
				9.4	Increase in gross profit
				(4.4)	Increase in SG&A
				4.3	Decrease in facility closure and restructuring charges
				(1.4)	Impairment of acquired intangible assets
Net income	$16.1	$7.7	$8.4
				7.9	Increase in operating income
				0.8	Decrease in net interest expense
				4.2	Change in other income (expense)
				(4.5)	Increase in income tax provision

Sales in the three months ended September 30, 2014 increased by $14.6 million, or 6.3%, compared to the three months ended September 30, 2013, primarily due to higher unit sales volume. Partially offsetting the increase in volume was net lower average selling price and mix, due primarily to a higher proportion of OEM sales to replacement market sales in our FLAG segment in the comparable quarters, as well as targeted price reductions in select markets. OEM customers typically receive lower average pricing than do our replacement market customers. The translation of foreign currency-denominated sales transactions also increased consolidated sales by $0.3 million in the third quarter of 2014 compared to the third quarter of 2013. Domestic sales increased by $8.7 million, or 7.7%, and international sales increased by $5.9 million, or 5.0%, including the favorable currency effects described above. FLAG segment sales increased by $9.6 million, or 6.4%, FRAG segment sales increased by $4.3 million, or 5.8%, and sales of CCF products increased by $0.6 million, or 9.0%. See further discussion about sales under Segment Results.

Gross profit increased by $9.4 million, or 15.1%, from the third quarter of 2013 to the third quarter of 2014. Higher unit sales volume contributed increased gross profit of $6.3 million. In addition, reduced product costs and mix of $5.3 million, and lower acquisition accounting effects of $0.2 million, both further contributed to the increase in gross profit. The improvement in product cost and mix was primarily due to the closure and consolidation of our higher cost FLAG manufacturing plant in Milwaukie, Oregon, and improved plant utilization and absorption of manufacturing overhead from higher production volumes and reduced manufacturing capacity in our FLAG segment. Partially offsetting these improvements in gross profit were net lower average selling price and mix of $1.5 million and higher average steel costs estimated at $1.4 million. Gross margin in the third quarter of 2014 was 29.3% compared to 27.1% in the third quarter of 2013. The improvement in gross margin in the third quarter of 2014 occurred primarily in the FLAG segment, and was driven by the cost improvement factors described above. FRAG segment gross margins decreased in the third quarter of 2014 compared to the third quarter of 2013. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates increased our gross profit in the third quarter of 2014 compared to the third quarter of 2013 by an estimated $0.5 million, primarily due to the favorable currency effects on sales described above and the favorable effect on cost of goods sold from a relatively stronger U.S. Dollar in comparison to the Canadian Dollar.

SG&A increased by $4.4 million, or 10.4%, from the third quarter of 2013 to the third quarter of 2014. As a percentage of sales, SG&A increased from 18.4% in the third quarter of 2013 to 19.1% in the third quarter of 2014. Compensation expense increased by $2.3 million, reflecting annual merit increases and higher variable incentive compensation accruals. Personnel related expense was $1.2 million higher, primarily due to higher travel, relocation and training expenses. Advertising increased by $0.6 million, driven by higher co-op advertising expenses and the timing of certain catalog advertising.

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve efficiencies. Direct costs associated with this action were $5.1 million in the three months ended September 30, 2013. Of these costs $0.5 million was reported in cost of goods sold in the Consolidated Statement of Income for the three months ended September 30, 2013. There were no such costs recorded in the three months ended September 30, 2014. As of September 30, 2014, all accrued severance expense had been paid and the Company does not expect to incur significant further costs on this facility consolidation.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the three months ended September 30, 2014, we recognized direct costs of $0.3 million associated with this plant closure and consolidation. These costs represented asset impairment charges and other transition costs. As of September 30, 2014, all accrued severance expense had been paid and the Company does not expect to incur significant further costs on this facility consolidation.

Certain of the Company's trademark and trade name intangible assets are assigned indefinite useful lives. In accordance with ASC 350, the Company performs an impairment analysis of indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. In the three months ended September 30, 2014, the Company recognized a non-cash impairment charge of $1.4 million on certain trade name and trademark intangible assets used in the FRAG segment. See further discussion of intangible assets in Note 5 to the Consolidated Financial Statements.

Operating income increased by $7.9 million, or 50.8%, from the third quarter of 2013 to the third quarter of 2014. Operating margin was 9.6% of sales in the three months ended September 30, 2014 compared to 6.8% of sales in the three months ended September 30, 2013. The increase in operating income and operating margin reflects higher gross profit, primarily due to higher unit sales volume and lower product costs and mix, lower facility closure and restructuring charges, and the favorable net effect of movement in foreign currency exchange rates. Partially offsetting these favorable factors were reduced average selling price and mix, higher steel costs, impairment of acquired intangible assets, and higher SG&A expenses.

Interest expense, net of interest income, was $4.1 million in the third quarter of 2014 compared to $4.9 million in the third quarter of 2013. The lower interest expense was primarily due to lower average principal outstanding.

Other income in the third quarter of 2014 was $3.0 million compared to expense of $1.2 million in the third quarter of 2013, primarily due to movement in foreign currency exchange rates and the impact on non-operating assets held at foreign locations.

Consolidated Operating Results for the Year-to-Date Period

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$712.6	$683.6	$29.0
				31.7	Unit sales volume
				(2.4)	Average selling price and mix
				(0.3)	Foreign currency translation
Gross profit	207.6	186.3	21.4
Gross margin	29.1%	27.2%
				13.3	Unit sales volume
				(2.4)	Average selling price and mix
				(2.9)	Average steel costs
				0.9	Acquisition accounting effects
				10.0	Other product costs and mix
				2.4	Foreign currency translation
SG&A	137.3	127.7	9.6
As a percent of sales	19.3%	18.7%
				5.1	Compensation expense
				1.7	Travel and personnel related
				1.6	Professional services
				1.3	Advertising
				(0.1)	Other, net
Facility closure and restructuring charges	2.3	4.6	(2.3)

Impairment of acquired intangible assets	1.4	—	1.4

Operating income	66.7	54.0	12.7
Operating margin	9.4%	7.9%
				21.4	Increase in gross profit
				(9.6)	Increase in SG&A
				2.3	Decrease in facility closure and restructuring charges
				(1.4)	Impairment of acquired intangible assets
Net income	$39.0	$26.4	$12.6
				12.7	Increase in operating income
				0.7	Decrease in net interest expense
				4.6	Change in other income (expense)
				(5.3)	Increase in income tax provision

Sales in the nine months ended September 30, 2014 increased by $29.0 million, or 4.2%, from the nine months ended September 30, 2013, primarily due to increased unit sales volume. Partially offsetting the increased sales volume were net lower average selling price and mix due to targeted price reductions in selected markets and shifts in channel mix. Movements in foreign currency exchange rates reduced sales by $0.3 million in the first nine months of 2014 compared to the first nine months of 2013, reflecting negative effects on translated sales from a stronger U.S. Dollar in comparison to the Brazil Real, Canadian Dollar, and Russian Rubble, partially offset by the positive effects of a weaker U.S. Dollar in relation to the Euro. Domestic sales increased by $18.3 million, or 5.9%, while international sales increased by $10.7 million, or 2.8%, net of the unfavorable currency effects described above. FLAG segment sales increased by $19.1 million, or 4.1%, FRAG segment sales increased by $8.6 million, or 4.4%, and sales of CCF products increased by $1.3 million, or 6.0%. See further discussion about sales under Segment Results.

Gross profit increased by $21.4 million, or 11.5%, from the first nine months of 2013 to the first nine months of 2014. Higher unit sales volume increased gross profit by $13.3 million. In addition, reduced product costs and mix of $10.0 million and lower acquisition accounting effects of $0.9 million both contributed to the increase in gross profit. The improvement in product cost and mix was primarily due to the closure of the higher cost FLAG manufacturing plant in Milwaukie, Oregon, and improved plant utilization and absorption of manufacturing overhead from higher production volumes and reduced manufacturing capacity in our FLAG segment. Partially offsetting these improvements in gross profit were net lower average selling price and mix of $2.4 million and higher average steel costs of $2.9 million. Gross margin in the first nine months of 2014 was 29.1% compared to 27.2% in the first nine months of 2013. The improvement in gross margin in the first nine months of 2014 occurred primarily in the FLAG segment and was driven by the cost improvement factors described above. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates increased our gross profit in the first nine months of 2014 compared to the first nine months of 2013 by an estimated $2.4 million, primarily due to the favorable effect on cost of goods sold from a relatively stronger U.S. Dollar in comparison to the Brazilian Real and Canadian Dollar, partially offset by the unfavorable net effect on reported sales described above.

SG&A increased by $9.6 million, or 7.5%, from the first nine months of 2013 to the first nine months of 2014. As a percentage of sales, SG&A increased from 18.7% in the first nine months of 2013 to 19.3% in the first nine months of 2014. Compensation expense increased by $5.1 million, reflecting annual merit increases and higher variable incentive compensation accruals. Travel and personnel related expenses, including relocation and training costs, increased by $1.7 million. Professional services expenses increased by $1.6 million, primarily due to higher costs for internal and external audit, and legal expenses. Advertising expense increased by $1.3 million, reflecting higher co-op advertising expenses and the timing of certain catalog advertising.

Facility closure and restructuring charges in the nine months ended September 30, 2014 totaled $2.3 million, reflecting $0.9 million related to the consolidation of manufacturing facilities in Portland, Oregon and $1.4 million for the consolidation and closure of a small blade manufacturing facility in Queretaro, Mexico. These facility closure and restructuring charges included severance benefits, impairment charges on machinery and equipment that will not be utilized in the future, moving costs to relocate inventory and machinery and equipment to other Blount locations, and lease exit costs. As of September 30, 2014, all accrued severance expense had been paid and the Company does not expect to incur significant further costs related to these activities.

Facility closure and restructuring charges in the nine months ended September 30, 2013 totaled $5.1 million, representing direct costs related to the consolidation of manufacturing facilities in Portland, Oregon. Of these costs, $0.5 million represented accelerated depreciation expense on machinery and equipment that is reported in cost of goods sold in the Consolidated Statement of Income. The $4.6 million reported as facility closure and restructuring charges included severance benefits, asset impairment charges on land, building, machinery and equipment, and moving costs to relocate inventory and machinery and equipment to other Blount locations. See further discussion above under Consolidated Operating Results for the Quarter and in Note 3 to the Consolidated Financial Statements.

In the third quarter of 2014, the Company recognized a non-cash impairment charge of $1.4 million on certain trade name and trademark intangible assets used in the FRAG segment. See further discussion of intangible assets in Note 5 to the Consolidated Financial Statements.

Operating income increased by $12.7 million, or 23.4%, from the first nine months of 2013 to the first nine months of 2014. Operating margin was 9.4% of sales in the first nine months of 2014 compared to 7.9% of sales in the first nine months of 2013. The increase in operating income and operating margin reflects higher gross profit, primarily due to higher unit sales volume, lower product costs and mix, lower acquisition accounting, lower facility and restructuring charges, and the favorable effect of exchange rates. Partially offsetting these favorable factors were net lower average selling price and mix, increased average steel costs, higher SG&A expenses, and the charge for impairment of acquired intangible assets.

Interest expense, net of interest income, was $13.1 million in the first nine months of 2014 compared to $13.8 million in the first nine months of 2013. The reduction in net interest expense is primarily due to lower average debt principal outstanding.

The following table summarizes our income tax provisions in 2014 and 2013:

Effective Tax Rate	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Income before income taxes	$22,423	$9,516	$56,855	$38,896
Provision for income taxes	6,295	1,820	17,852	12,530
Effective tax rate	28.1%	19.1%	31.4%	32.2%

The effective tax rate for both the three and nine months ended September 30, 2014 was lower than the federal statutory rate of 35% primarily due to a $1.9 million benefit to reflect claiming foreign tax credits instead of deducting the applicable foreign taxes. The effective tax rate was further reduced by favorable effects of foreign income taxes and the domestic production deduction in the U.S., partially offset by state income taxes and foreign withholding taxes on intercompany dividends and royalty payments. The impact of foreign income taxes generally reduces our effective tax rate because most of our foreign operations are subject to lower statutory tax rates compared to our U.S. operations.

The effective tax rate for the three and nine months ended September 30, 2013 was lower than the federal statutory rate of 35% primarily due to the net release of $1.8 million in previously provided income tax on uncertain tax positions from the expiration of the statute of limitations in certain jurisdictions. The effective tax rate was further reduced by the favorable effects of foreign income taxes and the domestic production deduction, partially offset by state income taxes, foreign withholding taxes on intercompany dividends and royalty payments, and a charge of $0.7 million representing the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities in the nine months ended September 30, 2013.

Net Income and Net Income per Share

Net income in the third quarter of 2014 was $16.1 million, or $0.32 per diluted share, compared to $7.7 million, or $0.15 per diluted share, in the third quarter of 2013. In the first nine months of 2014, net income was $39.0 million, or $0.78 per diluted share, compared to $26.4 million, or $0.53 per diluted share, in the first nine months of 2013.

Consolidated Sales Order Backlog

Consolidated sales order backlog was $168.3 million as of September 30, 2014 compared to $182.6 million at December 31, 2013 and $147.6 million at September 30, 2013. The decrease in consolidated backlog during the first nine months of 2014 is driven by seasonal order patterns. The increase in backlog from September 30, 2013 reflects increased demand for FLAG products. See further discussion of backlog under Segment Results.

Segment Results

See description of the Company's reporting segments in Note 13 to the Consolidated Financial Statements. The following table reflects segment sales and operating results for the comparable periods of 2014 and 2013:

Segment Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Sales:
FLAG	$159,110	$149,472	$484,436	$465,374
FRAG	78,641	74,302	205,871	197,246
Corporate and Other	7,473	6,854	22,300	21,029
Sales	$245,224	$230,628	$712,607	$683,649
Contribution to operating income:
FLAG	$26,521	$21,620	$78,432	$66,872
FRAG	2,236	4,391	3,944	5,316
Corporate and Other	(5,222)	(10,401)	(15,701)	(18,163)
Operating income	$23,535	$15,610	$66,675	$54,025
Depreciation and amortization:
FLAG	$7,274	$6,862	$20,295	$20,554
FRAG	3,959	4,409	11,820	13,009
Corporate and Other	727	1,188	2,340	2,364
Depreciation and amortization	$11,960	$12,459	$34,455	$35,927

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income for the FLAG segment between the comparable periods of 2014 and 2013:

FLAG Segment Results	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2013 reporting period	$149,472	$21,620	$465,374	$66,872
Unit sales volume	11,495	4,823	23,663	10,022
Average selling price and mix	(1,996)	(1,996)	(3,751)	(3,751)
Average steel cost	—	(1,443)	—	(2,815)
Other product costs and mix	—	6,986	—	13,530
SG&A	—	(3,981)	—	(8,250)
Acquisition accounting effects	—	94	—	446
Foreign currency translation	139	418	(850)	2,378
2014 reporting period	$159,110	$26,521	$484,436	$78,432

Sales in the FLAG segment increased by $9.6 million, or 6.4%, from the third quarter of 2013 to the third quarter of 2014, due to increased unit sales volume of $11.5 million, partially offset by lower average selling price and mix of $2.0 million. In the first nine months of 2014, sales increased by $19.1 million, or 4.1%, due to higher unit sales volume of $23.7 million, partially offset by lower average selling price and mix of $3.8 million and unfavorable foreign currency effects of $0.9 million. Lower average selling prices were the result of targeted sales promotions in select end markets and shifts in channel mix towards a higher proportion of OEM sales to replacement market sales. In the third quarter of 2014, the net favorable effect of foreign currency exchange rates was primarily due to the relatively weaker U.S. Dollar in relation to the Euro, British Pound, and Brazil Real, partially offset by a stronger U.S. Dollar in comparison to the Canadian Dollar, Russian Ruble, and Japanese Yen. On a year-to-date basis, the unfavorable net effect of foreign currency exchange rates was primarily due to the relatively stronger U.S. Dollar in relation to the Brazil Real, Canadian Dollar, Russian Ruble, and Japanese Yen, partially offset by the weaker U.S. Dollar in relation to the Euro and British Pound.

Sales of forestry products were up 7.1% in the quarter and 4.2% year-to-date, while sales of lawn and garden products were up 3.0% in the quarter and 3.7% year-to-date. FLAG sales to the replacement market were up 2.7% in the quarter and 5.0% year-to-date, and FLAG sales to OEMs were up 19.6% in the quarter and 3.0% year-to-date. FLAG sales increased by 7.1% in North America in the quarter and by 6.0% year-to-date, reflecting improved market conditions for our products. In Europe and Russia, FLAG sales increased by 10.2% in the quarter and 7.6% year-to-date, also reflecting improved market conditions for our products. In the Asia Pacific Region, FLAG sales decreased by 1.1% in the quarter and by 6.3% year-to-date, reflecting soft market demand due to weak economic conditions and above average inventory levels remaining in the distribution channel. FLAG sales increased by 13.8% in South America in the quarter and by 3.7% year-to-date, reflecting improving market conditions.

Sales order backlog for the FLAG segment at September 30, 2014 was $135.7 million compared to $150.9 million at December 31, 2013 and $115.9 million as of September 30, 2013. The decrease in backlog in the FLAG segment during 2014 reflects seasonal order patterns. The increase from September 30, 2013 reflects increased demand and improved market conditions for our FLAG products.

The contribution to operating income from the FLAG segment increased by $4.9 million, or 22.7%, from the third quarter of 2013 to the third quarter of 2014, and by $11.6 million, or 17.3% on a year-to-date basis. Higher unit sales volume, reduced product cost and mix, and the favorable net effects of foreign currency exchange rate movements all contributed to the improved operating results. Partially offsetting these positive factors were lower average selling price and mix, higher average steel costs, and increased SG&A expenses. The stronger U.S. Dollar in relation to the Canadian Dollar reduced reported cost of goods sold and SG&A expense by more than the reduction to sales described above from foreign currency exchange rate movements. On a year-to-date basis, the U.S. Dollar was also stronger in relation to the Brazilian Real, contributing to lower reported cost of goods sold.

The improvement in product cost and mix in the FLAG segment was primarily due to the closure and consolidation of our higher cost manufacturing plant in Milwaukie, Oregon, and improved plant utilization and absorption of manufacturing overhead from higher production volumes and reduced manufacturing capacity. FLAG production facilities for the third quarter of 2014 were operated at an average of approximately 87.8% of capacity, compared to approximately 71.0% of capacity in the third quarter of 2013. On a year-to-date basis, capacity utilization in the FLAG segment was 88.8% during the first nine months of 2014 compared to 76.9% during the first nine months of 2013. The increase in SG&A expense for the quarter and year-to-date periods was primarily due to increased compensation costs, reflecting annual merit increases and increased variable incentive compensation accruals, increased travel and personnel related expenses, and higher advertising costs for cooperative advertising programs with customers and the timing of catalog publications.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income in the FRAG segment between the comparable periods of 2014 and 2013:

FRAG Segment Results	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income	Sales	Contribution to Operating Income
2013 reporting period	$74,302	$4,391	$197,246	$5,316
Unit sales volume	3,724	1,149	6,966	2,639
Average selling price and mix	539	539	1,273	1,273
Steel cost	—	—	—	(92)
Other product costs and mix	—	(1,973)	—	(3,635)
SG&A	—	(781)	—	(1,136)
Acquisition accounting effects	—	309	—	993
Impairment of acquired intangible assets	—	(1,419)	—	(1,419)
Foreign currency translation	76	21	386	5
2014 reporting period	$78,641	$2,236	$205,871	$3,944

Sales in the FRAG segment increased by $4.3 million, or 5.8%, from the third quarter of 2013 to the third quarter of 2014. On a year-to-date basis, FRAG segment sales increased by $8.6 million, or 4.4%. Higher unit sales volume, higher average selling prices and mix, and positive effects of foreign currency exchange rate movements contributed to the increase in both periods.

The unit sales volume increase was driven by strong growth in log splitters, attributable to increased retail demand from strong market conditions and promotional programs at certain of our customers. Higher average selling price and mix is primarily attributable to our tractor attachment product lines. FRAG sales in North America increased by 6.3% in the quarter and by 5.2% year-to-date, while sales in Europe, consisting primarily of agricultural cutting parts, were down in both periods due to weak European market conditions for agricultural equipment.

Sales order backlog for the FRAG segment at September 30, 2014 was $32.0 million compared to $31.4 million at December 31, 2013 and $31.0 million at September 30, 2013.

The contribution to operating income from the FRAG segment decreased from $4.4 million in the third quarter of 2013 to $2.2 million in the third quarter of 2014. On a year-to-date basis, contribution to operating income from the FRAG segment decreased from $5.3 million in the first nine months of 2013 to $3.9 million in the first nine months of 2014. Included in the 2014 results for both the three and nine month periods is a non-cash impairment charge of $1.4 million recognized on acquired intangible assets representing certain trade names and trademarks used in the FRAG segment. Increased unit sales volume, higher average selling price and mix, and reduced acquisition accounting amortization increased profitability in both the quarter and year-to-date periods. These positive factors were offset by higher product costs and mix, and increased SG&A expense. Higher product costs were primarily driven by higher costs for purchased component parts and lower manufacturing efficiency. On a year-to-date basis, higher utility expenses during the winter months due to colder than average weather also contributed to higher costs. Increased SG&A was primarily due to recruiting and relocation expenses, advertising and promotion expenses, and sales support expenses.

Corporate and Other. Sales of CCF products increased $0.6 million, or 9.0%, in the three months ended September 30, 2014, and by $1.3 million, or 6.0%, in the nine months ended September 30, 2014, compared to the corresponding periods of 2013. North American sales of CCF products increased in both the third quarter and year-to-date periods, driven by the acquisition of Pentruder in the first quarter of 2014. CCF sales in Europe and Russia increased in the third quarter but were flat on a year-to-date basis. The impact on operating income from the corporate and other category improved by $5.2 million in the quarter, and by $2.5 million on a year-to-date basis, driven primarily by lower facility closure and restructuring costs.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

Debt	September 30,	December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$130,000	$175,000
Term loans	249,116	260,107
Capital lease obligations	2,981	2,881
Total debt	382,097	437,988
Less current maturities	(15,076)	(15,016)
Long-term debt, net of current maturities	$367,021	$422,972
Weighted average interest rate at end of period	2.67%	2.68%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of September 30, 2014 and December 31, 2013, the senior credit facilities consisted of a revolving credit facility and a term loan.

The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of September 30, 2014, the Company had the ability to borrow an additional $155.2 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	4.50 or above
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

As of September 30, 2014, the Company's leverage ratio was below the 4.00 threshold. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date of August 31, 2016.

The term loan facility bears interest under the same terms as the revolving credit facility and also matures on August 31, 2016. The term loan facility requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility may not be re-borrowed.

The amended and restated senior credit facilities contain financial covenants, including, as of September 30, 2014:

•
Minimum fixed charge coverage ratio, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.15.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 4.00 through December 31, 2014, 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of September 30, 2014
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.15	1.58
Maximum leverage ratio	4.00	2.85

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was in compliance with all financial covenants as of September 30, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No additional mandatory payments were required in the nine months ended September 30, 2014 under these credit agreement requirements. However, during the nine months ended September 30, 2013, an additional principal payment was made on the term loan in the amount of $6.3 million under the generation of excess cash flow requirement. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, and obligations under our post-employment benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, stock repurchases and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions, or significantly increase our rate of capital expenditures. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. The senior credit facility agreement includes a requirement to fix or cap interest rates for certain periods on 35% of the outstanding principal on our term loan, and we have entered into interest rate cap and swap agreements to meet this requirement. We entered into an interest rate cap agreement which matured June 1, 2013 and we entered into interest rate swap agreements effective in June 2013. The weighted average interest rate at September 30, 2014, including the effect of the interest rate swaps, is 3.12%.

Cash and cash equivalents at September 30, 2014 were $31.0 million, compared to $42.8 million at December 31, 2013. As of September 30, 2014, $24.7 million of our cash and cash equivalents was held in accounts at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would most likely result in the payment of significant taxes. It is the intention of management for this cash to remain at or be used by our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital requirements, additions to property, plant, and equipment at foreign locations, and foreign acquisitions.

Cash provided by operating activities is summarized as follows:

Cash Flows from Operating Activities	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Net income	$39,003	$26,366
Non-cash items	41,654	43,178
Net income plus non-cash charges	80,657	69,544
Changes in assets and liabilities, net	(2,128)	11,018
Net cash provided by operating activities	$78,529	$80,562

Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation expense; excess tax benefit from stock-based compensation; asset impairment charges; deferred income taxes; and other non-cash items.

During the first nine months of 2014, operating activities provided $78.5 million of cash compared to $80.6 million in the first nine months of 2013. Net income plus non-cash items totaled $80.7 million in the nine months ended September 30, 2014. Non-cash items in the 2014 period reflect a $1.5 million reduction in depreciation and amortization expense compared to the prior year, primarily due to the consolidation of our manufacturing facilities in Portland and the accelerated nature of amortization of acquired intangible assets. In addition, asset impairment charges of $2.6 million were recognized in the first nine months of 2014 related to our facility closure and restructuring activities and an impairment of acquired intangible assets.

The net change in working capital components and other assets and liabilities during the 2014 period used $2.1 million in cash compared to $11.0 million of cash provided in the first nine months of 2013.

Accounts receivable increased by $12.4 million during the first nine months of 2014, primarily due to increased sales levels in the months immediately preceding September 30, 2014 compared to the months immediately preceding December 31, 2013. Sales were $245.2 million in the third quarter of 2014 and $216.9 million in the fourth quarter of 2013, and sales in the month of September 2014 were $25.0 million higher than sales in the month of December 2013. Partially offsetting the impact from higher sales in the periods immediately preceding the balance sheet dates is the impact of seasonal shipping and collection patterns in our FRAG segment, reflecting industry practice in the agricultural equipment market. Inventories increased by $5.0 million during the first nine months of 2014 reflecting increased production levels.

Accounts payable increased by $7.9 million during the first nine months of 2014, reflecting increased levels of purchases of raw materials and products for resale, as well as increased SG&A expenses, compared with the fourth quarter of 2013. Accrued expenses increased by $10.9 million in the first nine months of 2014, reflecting higher accrual levels for variable compensation plans, higher payroll and interest accruals due to timing of payments, and higher accruals for marketing programs. Other liabilities decreased by $5.2 million during the nine months ended September 30, 2014 reflecting contributions to various post-employment benefit plans and an adjustment to the fair value of certain derivative instruments.

Cash payments during the first nine months of 2014 also included $16.6 million for income taxes and $11.1 million for interest. The net effect of foreign currency exchange rate changes on balance sheet accounts was a reduction in net cash flows of $3.1 million.

During the first nine months of 2013, operating activities provided $80.6 million of cash. Net income plus non-cash items totaled $69.5 million. The non-cash items included a $2.5 million asset impairment charge related to facility closure and restructuring activities. The net change in working capital components and other assets and liabilities during the 2013 period provided $11.0 million in cash. Accounts receivable decreased by $13.1 million, primarily due to lower sales levels and improved collections in the third quarter of 2013. Inventories decreased by $9.3 million, primarily in the FRAG segment, due to efforts to reduce safety stocks built up during 2012 in anticipation of the transition of assembly and distribution operations from Golden, CO to Kansas City, MO. Accounts payable decreased by $10.5 million reflecting the generally lower level of sales and production. Accrued expenses increased by $3.2 million due to higher accrual levels for variable compensation plans. Cash payments during the first nine months of 2013 also included $12.7 million for interest and $22.4 million for income taxes. The net effect of foreign currency exchange rate changes on balance sheet accounts was an increase in net cash flows of $2.1 million.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trusts which invest the funds. As of December 31, 2013, our total unfunded post-employment benefit obligation was $49.2 million, of which $24.1 million pertained to our defined benefit pension plans. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. We expect to contribute or pay out total cash of approximately $19.0 million during 2014 for our various post-employment benefit plans.

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

Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Purchases of property, plant, and equipment	$(26,786)	$(20,914)
Proceeds from sales of assets	122	153
Acquisition, net of cash acquired	(2,742)	—
Collection of escrow proceeds on prior sale of discontinued operations	100	3,394
Net cash used in investing activities	$(29,306)	$(17,367)

Purchases of PP&E are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2014, we expect to invest a total of between $40 million and $42 million in capital expenditures, compared to $29.6 million for the full year in 2013. Higher capital expenditures in the current year reflect investments to increase capacity in our manufacturing facilities in Fuzhou, China and Guelph, Canada. In January of 2014, we acquired Pentruder, a distributor of specialty concrete cutting saws based in Chandler, Arizona. During the nine months ended September 30, 2013, we collected $3.4 million held in escrow from the 2007 sale of our Forestry Division. During the nine months ended September 30, 2014, we collected the final $0.1 million held in escrow from the sale of our Forestry Division.

Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Net repayments under revolving credit facility	$(45,000)	$(40,000)
Repayment of term loan principal and capital lease obligations	(11,287)	(17,636)
Stock repurchase	(1,269)	—
Debt issuance costs	—	(1,576)
Proceeds and tax effects from stock-based compensation	(314)	593
Net cash used in financing activities	$(57,870)	$(58,619)

Cash used in financing activities in the first nine months of 2014 consisted primarily of voluntary net repayments of principal outstanding under our revolving credit facility, the scheduled repayment of principal under our term loan and capital leases, and stock repurchased under the Company's stock repurchase program. Cash generated from operating activities was used to make these financing payments. Cash used in financing activities in the first nine months of 2013 consisted of voluntary net repayment of principal outstanding under our revolving credit facility, scheduled repayments of principal on our term loans and capital leases, and a required repayment of principal in the amount of $6.3 million on our term loan from the generation of excess cash flow as defined in the related credit agreement. In addition, we paid debt issuance costs of $1.6 million in conjunction with an amendment of our senior credit facility agreement in the second quarter of 2013. Cash generated from operating activities was used to make these financing payments.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and long-lived assets classified as held for sale. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for annual periods beginning on or after

December 15, 2014. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

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

We are exposed to market risks from changes in interest rates, foreign currency exchange rates, and prices for raw materials such as steel. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivatives. When utilized, derivatives are used as risk management tools and not for trading or speculative purposes.

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Substantially all of our debt is subject to variable interest rates. We have entered into a series of interest rate swap contracts whereby the interest rate we pay is fixed on a portion of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016.

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

The Company, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, evaluated the effectiveness of the design and operation of the Company's DCP as of December 31, 2013. The Company's management, including the CEO and the CFO, identified material weaknesses in Internal Control over Financial Reporting ("ICFR") as of December 31, 2013, and therefore concluded that DCP were not effective as of December 31, 2013 because of the material weaknesses, as described below, in our ICFR. Management has also concluded that, because those same material weaknesses had not yet been remediated by September 30, 2014, our ICFR and DCP continued to be ineffective as of September 30, 2014.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of December 31, 2013 and September 30, 2014:

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2013 and as of September 30, 2014, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.

Changes in internal control over financial reporting

There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR. In January 2014, we implemented SAP at PBL and in May, 2014, we implemented SAP at KOX. Implementation of SAP at these subsidiaries provides the opportunity to standardize and improve financial and transactional processes and strengthen ICFR at these locations by improving information technology general controls and segregation of duties. These improvements to ICFR will require testing for operating effectiveness before the Company can reach conclusions regarding the remediation of the related material weaknesses described above.

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
Dated: November 6, 2014