Form 10-K
period 2014-12-31
BLOUNT INTERNATIONAL INC
filed 2015-03-16
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission file number 001-11549

 BLOUNT INTERNATIONAL, INC.(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes  ☒ No
At June 30, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price $14.11 as reported by the New York Stock Exchange, was $469,535,479 (affiliates being, for these purposes only, directors, executive officers, and holders of more than 10% of the registrant’s Common Stock).
The number of shares outstanding of $0.01 par value common stock as of March 12, 2015 was 48,941,186 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which are incorporated by reference in Part III.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS
Overview. Blount International, Inc. (“Blount” or the “Company”) is a global industrial company. The Company designs, manufactures, and markets equipment, replacement and component parts, and accessories for professionals and consumers in select end-markets under our proprietary brand names. We also manufacture and market such items to original equipment manufacturers (“OEMs”) under private label brand names. We specialize in manufacturing cutting parts and equipment used in forestry, lawn, and garden; farming, ranching, and agricultural; and construction applications. We also purchase products manufactured by other suppliers that are aligned with the markets we serve and market them, typically under one of our brands, through our global sales and distribution network. Our products are sold in more than 110 countries and approximately 54% of our 2014 sales were shipped to customers outside of the United States of America (“U.S.”). Our Company is headquartered in Portland, Oregon, and we have manufacturing operations in the U.S., Brazil, Canada, China, and France. In addition, we operate marketing, sales, and distribution centers in Europe, North America, South America, and the Asia-Pacific region.
We operate in two primary business segments: the Forestry, Lawn, and Garden (“FLAG”) segment and the Farm, Ranch, and Agriculture (“FRAG”) segment. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and other cutting blades for outdoor power equipment. The FLAG segment also purchases replacement parts and accessories from other manufacturers and markets them, primarily under our brands, to our FLAG customers through our global sales and distribution network.
The Company’s FRAG segment designs, manufactures, assembles and markets attachments and implements for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of agricultural equipment cutting blade parts that are marketed primarily to OEM customers. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them, primarily under our brands, to our FRAG customers through our sales and distribution network.
The Company also operates a concrete cutting and finishing ("CCF") equipment business that is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain, assembles and markets concrete cutting chain saws, and purchases other concrete cutting products that are marketed to the construction and utility industries.
Forestry, Lawn, and Garden Segment
Forestry Products. These products are sold primarily under the Oregon®, Carlton®, and KOX™ brands, as well as under private label brands for certain OEM customers. Manufactured product lines include a broad range of cutting chain, chain saw guide bars, and cutting chain drive sprockets used on portable gasoline and electric chain saws and on mechanical timber harvesting equipment. We also purchase and market replacement parts and other accessories for the forestry market, including chain saw engine replacement parts, safety equipment and clothing, lubricants, maintenance tools, hand tools, and other accessories used in forestry applications. We also market a line of cordless electric chain saws under the Oregon® brand.
Lawn and Garden Products. These products are sold under the Oregon® brand name, as well as private labels for certain OEM and retail customers. Manufactured product lines include lawnmower and edger cutting blades designed to fit a wide variety of machines and cutting conditions, cutting blades for grass-cutting equipment, and garden tiller tines. We also purchase and market various cutting attachments, replacement parts, and accessories for the lawn and garden market, such as cutting line for line trimmers, air filters, spark plugs, lubricants, wheels, belts, grass bags, maintenance tools, hand tools, and accessories to service the lawn and garden equipment industry. We also market a line of cordless electric tools including a String Trimmer and Hedge Trimmer under the Oregon® brand name.
Our FLAG products are sold under both our own proprietary brands and private label brands to OEM customers for use on new chain saws and lawn and garden equipment, and to professionals and consumers as replacement parts through distributors, dealers, direct sales companies, and mass merchants. During 2014, approximately 23% of the FLAG segment’s sales were to OEMs, with the remainder sold primarily into the replacement market.
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
We believe we are the world’s largest producer of cutting chain for chain saws. Oregon® and Carlton® branded cutting chain and related products are used by professional loggers, farmers, arborists, and homeowners. We believe we are a leading manufacturer of guide bars and drive sprockets for chain saws. Our OEM customers include the majority of the world’s chain saw manufacturers, and we also produce replacement cutting chain and guide bars to fit virtually every chain saw sold today, and virtually all timber harvesting equipment in use today. We believe we are a leading supplier of lawnmower blades in Europe. Additionally, our lawnmower blades are used by many of the world’s leading power equipment producers, and our Oregon® branded replacement blades and lawnmower-related parts and accessories are used by commercial landscape companies and homeowners.
Weather and natural disasters can influence our FLAG sales cycle. For example, severe weather patterns and events, such as hurricanes, tornadoes, and storms, generally result in greater chain saw use and, therefore, stronger sales of cutting chain and guide bars. Temperature patterns also drive the demand for firewood, which in turn drives the demand for our cutting chain and other forestry products. Changes in home heating costs can drive the demand for firewood, which in turn affects the demand for our forestry products. Similarly, changes in housing starts can drive the demand for lumber, which also affects the demand for our forestry products. Seasonal rainfall plays a role in demand for our lawnmower blades and other lawn and garden equipment products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products.
Within the FLAG segment the largest volume raw material we purchase is cold-rolled strip steel, which we obtain from multiple intermediate steel processors, but which can also be obtained from other sources. Changes in the price of steel can have a significant effect on the manufactured cost of our products and on the gross margin we earn from the sale of these products, particularly in the short-term.
Our profitability in the FLAG segment is also affected by changes in foreign currency exchange rates, changes in economic and political conditions in the various markets in which we operate, and changes in the regulatory environment in various jurisdictions. For additional information regarding the FLAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18 of Notes to Consolidated Financial Statements.
Farm, Ranch, and Agriculture Segment
Equipment and Tractor Attachment Products. These products are sold under the AlitecTM, CF®, Gannon®, Oregon®, PowerPro®, SpeeCo®, WainRoy®, and Woods® brand names, as well as under private label brands for certain of our OEM and retail customers. Product lines include attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, snow blowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments.
OEM and Aftermarket Parts. These products are sold under the SpeeCo®, TISCO®, Tru-Power®, Vintage Iron®, and WoodsCare™ brand names, as well as under private label brands for certain of our OEM and retail customers. The FRAG segment manufactures a variety of attachment cutting blade component parts sold to OEM customers for inclusion in original equipment, and as replacement parts. Additional product lines purchased from other manufacturers include tractor linkage, electrical, engine and hydraulic replacement parts, agricultural equipment replacement parts, and other accessories used in the agriculture and construction equipment markets.
Industry Overview. Competitors for our equipment and tractor attachment products include AGCO, Alamo Group, Champion, Doosan, Dover, Great Plains, John Deere, Koch Industries, Kubota, and MTD, among others. Competitors for our OEM and aftermarket parts include A&I, Herschel, Kondex, and SMA, among others. In recent years, suppliers in China and other low-cost manufacturing locations have increased productive capacity, particularly for tractor accessory parts, which has increased competition and pressure on pricing in North America.
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
To help us compete in our markets, we have reduced costs by utilizing global sourcing for key components and products. In addition, we believe we are an industry leader in product innovation and design in certain of our product categories. We also believe our long-standing relationships with key national retailers in North America have helped us maintain, or grow, our market share for certain of our product lines.

Weather can influence our FRAG sales cycle. For example, seasonal rainfall plays a role in demand for our agricultural and grounds maintenance products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. Extreme cold weather can influence the agricultural planting and growing cycle, which in turn can affect demand for our agricultural products. Increases in home heating fuel costs and changes in temperature patterns can also drive the demand for firewood, which in turn drives the demand for our log splitters. Finally, demand for our products is affected by housing starts, crop prices, and disposable and farm income levels for our end customers.
Increases in raw material prices, particularly for steel, can negatively affect profit margins in our FRAG business, especially in the short-term. Fluctuations in foreign currency exchange rates and transportation costs can also affect our profitability as we source a significant amount of our components from China and ship them to the U.S. for assembly and distribution. Our industry is highly competitive, making pricing pressure a potential threat to sustaining profit margins. For additional information regarding the FRAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18 of Notes to Consolidated Financial Statements.
Concrete Cutting and Finishing Products
We operate a business in the specialized concrete cutting and finishing market. These products are sold primarily under the ICS® and Pentruder(R) brands, as well as under private label brands for certain OEM customers. The principal product lines are proprietary diamond-segmented cutting chains, which are used on gasoline and hydraulic powered concrete and utility pipe cutting saws and equipment. We also market and distribute branded gasoline and hydraulic powered concrete and utility pipe cutting chain saws as well as high-performance concrete cutting systems to our customers, which include contractors, rental equipment companies, construction equipment dealers, and utilities, primarily in the U.S. and Europe. We also market circular saw blades and other concrete cutting and finishing products to our customers. The power heads for the gasoline powered saws are manufactured for us by third parties. Competition primarily comes from other manufacturers of concrete cutting saws, including Husqvarna and Stihl. We also supply diamond-segmented chain to certain of these competitors. We believe we are a market leader in diamond chain cutting products.
Corporate Operations
We maintain a centralized administrative staff at our headquarters in Portland, Oregon. This centralized administrative staff provides the executive leadership for the Company, as well as accounting, finance, human resources, information technology, and supply chain services, administration of various health and welfare plans, risk management and insurance services, supervision of the Company’s capital structure, and oversight of the regulatory, compliance, and legal functions. Operating expenses of this central administrative function are included in selling, general, and administrative expenses (“SG&A”) in the Consolidated Statements of Income. The cost of providing certain shared services is allocated to our business segments using various allocation drivers such as headcount, software licenses, purchase volume, shipping volume, sales revenue, square footage, and other factors.
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

Capacity Utilization
Based on a five-day, three-shift work week, average capacity utilization is estimated as follows:

Capacity Utilization	Year Ended December 31,
	2014	2013	2012
Forestry, lawn, and garden	86%	74%	84%
Farm, ranch, and agriculture	41%	34%	36%
Concrete cutting and finishing	75%	69%	66%
Historically, the Company has operated its FLAG segment facilities at high capacity utilization levels. Capacity for our forestry products has been expanded in recent years including a significant expansion of our facility in Fuzhou, China. The Company expects to meet future sales demand growth by expanding capacity at existing facilities through both productivity enhancements and capital investment as well as a potential capital investment in additional FLAG locations. Partially offsetting these capacity expansions are recent facility consolidation actions we have undertaken to streamline operations and reduce costs. During 2013 we closed a FLAG manufacturing facility near Portland, OR and consolidated the manufacturing operations into our other facilities. During 2014 we closed a small lawnmower blade facility in Mexico and consolidated the manufacturing operations in our Kansas City, MO location.
The FRAG segment facilities were generally operated on a five-day, one-shift basis during 2012, 2013, and 2014. During 2012, we consolidated our FRAG assembly operations formerly located in Golden, Colorado into a new larger facility in Kansas City, Missouri.
Backlog
Our sales order backlog was as follows:

Sales Order Backlog	As of December 31,
(Amounts in thousands)	2014	2013	2012
Forestry, lawn, and garden	$140,063	$150,850	$167,875
Farm, ranch, and agriculture	28,783	31,355	31,480
Concrete cutting and finishing	273	434	443
Total sales order backlog	$169,119	$182,639	$199,798
The total sales order backlog as of December 31, 2014 is expected to be completed and shipped within twelve months.
Employees
At December 31, 2014, we employed approximately 4,400 individuals. None of our U.S. employees belong to a labor union. The number of foreign employees who belong to labor unions is not significant. Certain of our foreign locations participate with workers councils which perform functions similar to a labor union. Certain other foreign locations participate with industry trade groups that negotiate certain policies and procedures for the general industry or with employer workers councils. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years.
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
On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations, as summarized in the following table.

Environmental Compliance Costs	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Expenses attributed to environmental compliance	$2,000	$1,500	$2,200
Capital expenditures attributed to environmental compliance	500	700	500
Total attributed to environmental compliance	$2,500	$2,200	$2,700

We expect to spend between $2.0 million and $3.0 million per year in capital and operating costs over the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.
In the manufacture of our products, we use certain chemicals and processes, including chrome and paints applied to some of our products, and oils used on metal-working machinery. Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. For certain of our former facilities, we retained responsibility for past environmental matters under certain conditions and pursuant to the terms of the agreements by which we sold the properties to third party purchasers. In addition, from time to time third parties have asserted claims against us for environmental remediation at former sites despite the absence of a contractual obligation. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring, and in some cases, remediating. We have recognized the estimated costs of remediation in the Consolidated Financial Statements for all known contaminations that require remediation by us. As of December 31, 2014, the total recorded liability for environmental remediation was $2.3 million. Management believes that costs incurred to investigate, monitor, and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows. We cannot be sure, however, that we have identified all existing contamination on our current and former properties or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up environmental contamination.
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
The markets in which we operate are competitive. We believe that design features, product quality, product performance, customer service, delivery lead times, and price are the principal factors considered by our customers. Some of our competitors may have, or may develop, greater financial resources, lower costs, superior technology, more favorable operating conditions, or may require lower returns on capital invested than we do. For example, our competitors have expanded capacity and contracted with suppliers located in China and other low-cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies has nevertheless been formidable and has, in some cases, negatively affected our business through the introduction of lower competitive pricing in the market. We may not be able to compete successfully with our existing or any new competitors, and the competitive pressures we face may result in decreased sales, operating income, and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes. Certain of our customers also compete with us with certain products in selected markets, and they may expand their production and marketing of competing products in the future.
Key Customers—Loss of one or more key customers would substantially decrease our sales.
In 2014, none of our customers individually accounted for 10% or more of our total sales and our top five customers accounted for 18.8%, of our total sales. While we expect these business relationships to continue, the loss of any of these key customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income, and cash flows. Certain customers may also decide to self-manufacture various components that we currently sell to them, which would have an adverse effect on our business. For example, one of our customers, the Husqvarna Group, has announced its plan to manufacture certain cutting chain, which we have historically supplied to them, and we expect this change will result in a reduction in our sales, operating income, and cash flows.
Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.
We purchase raw materials, components, and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination or disruption of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality, and a possible loss of sales in the short-term. In 2014, we purchased $21.4 million in products from our largest supplier and $67.1 million in products and raw materials from our top five suppliers.
Some raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. In 2014 we purchased $91.7 million of steel. In addition to steel raw material, we also purchase components and subassemblies that are made with steel, and prices for these items are subject to steel price volatility risk. We have entered into purchase contracts with certain suppliers to stabilize near-term pricing on a portion of our steel purchases, but we have not entered into any derivative instruments to hedge against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short-term through increased pricing. We estimate that a 10% change in the price of steel purchased as raw material, without a corresponding increase in selling prices, would have reduced 2014 income from continuing operations before taxes by $9.2 million.
Foreign Sales and Operations—We have substantial foreign sales, operations, and property, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in foreign currency exchange rates, unexpected changes in regulatory environments, or potentially adverse tax consequences.
In 2014, approximately 54% of our sales were shipped to customers outside of the U.S. International sales and operations are subject to inherent risks, including changes in local economic or political conditions, instability of government institutions, the imposition of currency exchange restrictions, unexpected changes in legal and regulatory environments, nationalization of private property, and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales or loss of assets.
Some of our sales and expenses are denominated in local currencies that are affected by fluctuations in foreign currency exchange rates in relation to the U.S. Dollar. Historically, our principal local currency exposures have been related to manufacturing costs and expenses in Brazil, Canada, and China, and local currency sales and expenses in Europe, South America, Canada, and China. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. We estimate the year-over-year movement of foreign currency exchange rates from 2013 to 2014, whereby the U.S. Dollar strengthened in relation to the Canadian Dollar, Brazilian Real, Japanese Yen, and Russian Ruble, decreased our sales by $5.4 million and increased our operating income by $3.6 million. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have reduced our operating income by $5.2 million in 2014. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $11.5 million and operating income by $1.7 million in 2014.
Also, approximately 53% of our foreign sales in 2014 were denominated in U.S. Dollars. We may see a decline in sales during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. Furthermore, if the U.S. Dollar strengthens against foreign currencies, it becomes more costly for foreign customers to pay their U.S. Dollar receivable balances owed to us. They may have difficulty in repaying these amounts, and in turn, our bad debt expense may increase.
In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2014, 43%, or 857,555 of the total square feet of our owned facilities are located outside of the U.S., and 26% of our leased square footage is located outside the U.S. This foreign-based property, plant, and equipment ("PP&E") is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing and distribution capabilities and would result in reduced sales, operating income, and cash flows.

Sanctions by the U.S. government against certain companies and individuals in Russia and Ukraine may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We currently derive a portion (approximately 2.6% in 2014) of our revenue from Russia and Ukraine, and have a sales and distribution office in Russia. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia and Ukraine, the sanctions imposed by the U.S. government may be expanded in the future and restrict our activities with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our sales, operating income, and cash flows, could be adversely affected.
Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.
Sales of many of our products are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for agricultural and yard care products, such as tractor attachments and lawnmower blades, and conversely, plentiful rain conditions stimulate demand for these products. Extreme cold weather can affect the agricultural cycle and adversely affect our business. For example, during 2014, harsh winter conditions in North America delayed the spring planting season and adversely affected our FRAG sales. Natural disasters such as hurricanes, typhoons, and ice and wind storms that knock down trees can stimulate demand for our forestry and log splitter products. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.
Financial Leverage and Debt—Due to our financial leverage, we could have difficulty operating our business and satisfying our debt obligations.
As of December 31, 2014, we have $636.1 million of total liabilities, including $384.2 million of debt. Our debt leverage is significant, and may have important consequences for us, including the following:

•
A significant portion of our cash flow from operations is dedicated to the payment of interest expense and required principal repayments, which reduces the funds that would otherwise be available to fund operations and future business opportunities. Cash interest and mandatory debt principal payments totaled $29.7 million during 2014.

•
A substantial decrease in net operating income and cash flows or a substantial increase in expenses may make it difficult for us to meet our debt service requirements or force us to modify our operations.

•	Our financial leverage may make us more vulnerable to economic downturns and competitive pressures.

•
Our ability to obtain additional or replacement financing for working capital, capital expenditures, or other purposes, may be impaired, or such financing may not be available on terms favorable to us under current market conditions for credit. Our current senior credit facilities mature on August 31, 2016.

We have available borrowing capacity under the revolving portion of our senior credit facilities of $188.8 million as of December 31, 2014. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen. Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and product development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
Our historical financial results have been, and we anticipate that our future financial results will continue to be, subject to fluctuations in customer orders, sales, operating results, and cash flows. Our business may not be able to generate sufficient cash flow from our operations or future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. An inability to pay our debts would require us to pursue one or more alternative capital raising strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling equity capital. However, alternative strategies may not be feasible at the time or may not prove adequate, which could cause us to default on our obligations and would impair our liquidity. Also, some alternative strategies would require the prior consent of our secured lenders, which we may not be able to obtain. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The Company completed several acquisitions in 2010, 2011, and early 2014, and may make additional acquisitions in the future. Acquisitions involve a number of risks, including:

•	the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits of the acquisitions will not be realized,

•	the acquired businesses will lose market acceptance or profitability,

•	the diversion of management's attention and other resources,

•	the identification of unexpected liabilities, and

•	the loss of key personnel or customers of acquired companies.

In addition, the success of the Company’s long-term strategies will depend in part on its ability to:

•	identify suitable future acquisition candidates,

•	obtain the necessary financing,

•	combine and integrate operations, departments, systems, and procedures, and

•	obtain cost savings and other efficiencies and synergies from the acquisitions.

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
Our historical and current business operations have resulted in a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products, and litigation involving alleged patent infringement. Certain of these liabilities relate to our discontinued operations and were retained by us under terms of the relevant divestiture agreements. Some of the product liability claims made against us seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance, and other related costs could result in future liabilities that are significant and that could significantly reduce our operating income, cash flows, and cash balances. See also Item 3, Legal Proceedings, and Note 14 to the Consolidated Financial Statements.
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
Our business is subject to a number of general economic factors, many of which are largely out of our control, which may, among other effects, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses. These factors include recessionary economic cycles and downturns in customers’ business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers’ business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowance for bad debts. World-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture and sell our products. Our senior credit facility borrowings are at variable interest rates. Increases in market reference interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate that an increase in our average interest rates in 2014 of 100 basis points would have increased our interest expense by $4.6 million. In addition, fluctuations in the market values of equity and debt securities held in the Company’s pension plan assets can adversely affect the funded status of our defined benefit pension plans. The expense and funding requirements for these plans may increase in the future as a result of reduced values of the plan assets. Changes in reference interest rates can also have a significant effect on the measurement of post-employment benefit plan obligations and the related expense recognized. Furthermore, terrorist activities, anti-terrorist efforts, war, or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.
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
In addition, the stock market and our common stock have historically experienced price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the preceding two-year period, our highest closing stock price has exceeded our lowest closing stock price by 62.7%. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.
Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.
Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2014, approximately 41% of our outstanding common stock was owned or controlled by our five largest stockholders. We may sell additional shares of common stock in subsequent public offerings, or other stockholders with significant holdings of our common stock may also sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock.
Disruptions in Shipping—A prolonged disruption in transportation logistics could affect our ability to import critical components and to ship our products to customers.
We rely on third party vendors for a substantial portion of our shipping needs, including both obtaining raw materials and products from suppliers and delivering our products to customers and a significant amount of our shipping is via ocean transport. A significant disruption in transportation logistics could disrupt our ability to obtain raw materials and products from suppliers, and in turn disrupt our ability to manufacture our products products and sell them to our customers. For example, port operations on the West coast of the U.S. have recently experienced significant labor disputes and delays in loading and unloading vessels, which has led to delays in the movement of goods in and out of these ports. Significant disruption of shipping could adversely affect our operating results and cash flows, and could increase our transportation costs.
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
The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. We must conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our management concluded that material weaknesses in our internal control over financial reporting exist and that internal control over financial reporting was not effective as of December 31, 2014. As a result of these material weaknesses, management also determined that our disclosure controls and procedures were not fully effective as of December 31, 2014.

In connection with our compliance efforts, we have incurred and expect to continue to incur substantial accounting, information technology, internal audit, external audit, and other expenses, as well as significant management time and resources, to remediate these material weaknesses. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weaknesses in our internal controls. If not remediated, material weaknesses in internal control over financial reporting could result in future errors in our financial statements or in documents we file with the SEC that are not detected on a timely basis.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters occupy executive offices at 4909 SE International Way, Portland, Oregon 97222. Cutting chain, guide bar, and drive sprocket manufacturing facilities within our FLAG business segment are located in Portland, Oregon; Curitiba, Brazil; Guelph, Canada; and Fuzhou, China. Lawnmower and other cutting blade manufacturing facilities within our FLAG business segment are located in Kansas City, Missouri and Civray, France. A small lawnmower blade manufacturing facility in Queretaro, Mexico was closed in January 2014. Assembly of log splitters and post-hole diggers within our FRAG business segment occurs in leased facilities in Kansas City, Missouri. Tractor attachment, construction attachment, riding lawnmowers, and other product manufacturing plants within our FRAG business segment are located in Oregon, Illinois; Kronenwetter, Wisconsin; Sioux Falls, South Dakota; and Civray, France. Sales offices and distribution centers are located in Coppell, Texas; Curitiba, Brazil; several locations in Europe; Fuzhou, China; Guelph, Canada; Nishi-ku, Yokohama, Japan; Kansas City, Missouri; Moscow, Russia; Nashville, Tennessee; Oregon, Illinois; Portland, Oregon; Rockford, Illinois; Sparks,

Nevada; and Strongsville, Ohio. The FRAG segment also leases office space in Golden, Colorado with design, engineering, sales, and marketing functions.

In the opinion of management, all of these facilities are in relatively good condition, are currently in normal operation, and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2014 is as follows:

Properties	Area in Square Feet
	Owned	Leased
Forestry, Lawn, and Garden segment	1,212,748	506,700
Farm, Ranch, and Agriculture segment	537,500	628,700
Corporate and Other	50,800	41,400
Total used in continuing operations	1,801,048	1,176,800
Assets held for sale	200,052	—
Total	2,001,100	1,176,800
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings see Note 14 of Notes to Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange (ticker “BLT”). Cash dividends have not been declared for the Company’s common stock since 1999. The Company’s senior credit facility agreement limits the amount available to pay dividends or repurchase Company stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. The Company had approximately 7,600 stockholders of record as of December 31, 2014. See information about the Company’s stock compensation plans in Note 17 to the Consolidated Financial Statements and also in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company has not sold any registered or unregistered securities during the three year period ended December 31, 2014.
On August 6, 2014, the Company's Board of Directors authorized a share repurchase program of the Company's common stock up to an aggregate maximum of $75.0 million through December 31, 2016. Through December 31, 2014 the Company had repurchased 241,021 shares at a total cost of $3.9 million, leaving a remaining authorization of $71.1 million.
The Company’s highest and lowest closing stock price for each of the last eight quarters is presented in the table below.

High and Low Common Stock Price by Quarter	Common Stock
	High	Low
Year Ended December 31, 2013:
First quarter	$17.41	$13.34
Second quarter	14.37	11.82
Third quarter	13.34	11.55
Fourth quarter	14.51	11.61

Year Ended December 31, 2014
First quarter	$14.35	$11.77
Second quarter	14.11	10.97
Third quarter	16.48	13.06
Fourth quarter	17.85	14.08

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Income Data:	(1)	(2)	(3)	(4)	(5)
Sales	$944,819	$900,595	$927,666	$831,630	$611,480
Operating income	64,225	37,521	79,280	97,953	85,555
Interest expense, net of interest income	17,171	17,837	17,206	18,550	25,517
Income from continuing operations before income taxes	51,754	17,564	61,790	74,950	52,611
Income from continuing operations	36,564	4,840	39,588	49,682	41,402
Income from discontinued operations	—	—	—	—	5,798
Net income	36,564	4,840	39,588	49,682	47,200
Earnings per share:
Basic income per share:
Continuing operations	0.74	0.10	0.81	1.02	0.86
Discontinued operations	—	—	—	—	0.13
Net income	0.74	0.10	0.81	1.02	0.99
Diluted income per share:
Continuing operations	0.73	0.10	0.79	1.01	0.85
Discontinued operations	—	—	—	—	0.12
Net income	0.73	0.10	0.79	1.01	0.97
Weighted average shares used:
Basic	49,652	49,478	49,170	48,701	47,917
Diluted	50,272	50,122	49,899	49,434	48,508
	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$27,254	$42,797	$50,267	$62,118	$80,708
Working capital	217,752	227,852	255,338	235,860	187,547
Property, plant, and equipment, net	169,440	164,194	177,702	155,872	108,348
Total assets	793,670	816,351	905,291	884,207	580,887
Long-term debt	369,072	422,972	501,685	510,014	339,750
Total debt	384,203	437,988	516,757	530,362	350,000
Stockholders’ equity	157,557	154,400	111,482	69,465	42,398

(1)
Operating income and income from continuing operations in 2014 includes a non-cash pre-tax impairment charge of $21.1 million on acquired intangible assets, and a pre-tax charge of $2.8 million for facility closure and restructuring costs.

(2)
Operating income and income from continuing operations in 2013 includes a a non-cash pre-tax impairment charge of $24.9 million on acquired intangible assets, and a pre-tax charge of $8.2 million for facility closure and restructuring costs.

(3)	Operating income and income from continuing operations in 2012 includes a pre-tax charge of $7.4 million for facility closure and restructuring cost.

(4)	Income from continuing operations in 2011 includes a pre-tax charge of $3.9 million for early extinguishment of debt.

(5)
Results for 2010 reflect the sale of Gear Products on September 30, 2010 and treatment of this business unit as a discontinued operation. Income from continuing operations in 2010 includes a pre-tax charge of $7.0 million for early extinguishment of debt.

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
Consolidated Operating Results
Year Ended December 31, 2014 compared to year ended December 31, 2013

(Amounts in millions)
(Amounts may not sum due to rounding)	2014	2013	Change		Contributing Factor
Sales	$944.8	$900.6	$44.2
				$53.0	Unit sales volume
				(3.4)	Selling price and mix
				(5.4)	Foreign currency translation
Gross profit	275.1	242.0	33.2
Gross margin	29.1%	26.9%		22.9	Unit sales volume
				(3.4)	Selling price and mix
				14.2	Product cost and mix
				(4.1)	Average steel costs
				1.2	Acquisition accounting effects
				2.4	Foreign currency translation
SG&A	187.1	173.5	13.5
As a percent of sales	19.8%	19.3%
				8.9	Compensation
				3.8	Other personnel-related
				(2.4)	Professional services
				1.7	Advertising
				1.6	Office expenses
				(1.1)	Foreign currency translation
				1.0	Other, net
Facility closure and restructuring costs	2.8	6.0	(3.3)
Impairment of acquired intangible assets	21.1	24.9	(3.8)
Operating income	64.2	37.5	26.7
Operating margin	6.8%	4.2%		33.2	Increase in gross profit
				(13.5)	Increase in SG&A
				3.3	Facility closure and restructuring costs
				3.8	Impairment of acquired intangible assets
Net income	$36.6	$4.8	$31.7
				26.7	Increase in operating income
				0.7	Decrease in net interest expense
				6.8	Change in other income (expense)
				(2.5)	Increase in income tax provision
Sales increased by $44.2 million, or 4.9%, from 2013 to 2014, due to higher unit sales volume, partially offset by lower average selling prices and product mix and unfavorable effects of movements in foreign currency exchange rates. The translation of foreign currency-denominated sales transactions decreased consolidated sales by $5.4 million in 2014 compared to 2013, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real, Russian Ruble, Canadian Dollar, and

Japanese Yen. International sales increased by $20.0 million, or 4.1%, net of the adverse currency effects described above, while domestic sales increased by $24.2 million, or 5.9%. FLAG segment sales increased $31.7 million, or 5.2%, FRAG segment sales increased $8.9 million, or 3.4%, and sales of concrete cutting and finishing products were up $3.6 million, or 13.3%. See further discussion below under Segment Results.
Gross profit increased by $33.2 million, or 13.7%, from 2013 to 2014. Higher unit sales volume increased gross profit by $22.9 million in 2014. In addition, lower product cost and mix increased gross profit by $14.2 million, reflecting increased manufacturing efficiencies and overhead absorption due to higher production levels and capacity utilization during 2014, primarily in the FLAG segment. Gross profit was also positively affected by reduced acquisition accounting effects of $1.2 million. Partially offsetting these gross profit improvements were higher average steel costs of $4.1 million and an unfavorable net change in average selling prices and product mix of $3.4 million. See further discussion of the change in gross profit under Segment Results.
Fluctuations in foreign currency exchange rates also increased our gross profit in 2014 compared to 2013 by an estimated $2.4 million. The translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported foreign manufacturing costs in Brazil and Canada, partially offset by the negative effects on foreign currency denominated sales previously described.
Gross margin in 2014 was 29.1% of sales compared to 26.9% in 2013. One contributing factor to the improved gross margin is that sales in the relatively higher margin FLAG segment increased at a greater rate than did sales in the relatively lower margin FRAG segment from 2013 to 2014. Higher production volume and increased capacity utilization in our FLAG segment further increased gross margin by increasing manufacturing efficiency and overhead absorption. See further discussion following under Segment Results. Our strategies to further improve gross margins are to leverage our recent acquisitions through cross selling opportunities to increase sales volume and manufacturing efficiencies, apply continuous improvement initiatives to our manufacturing processes, invest in automation and productivity improvements, and to utilize our global supply chain to drive down sourcing costs. In addition, acquisition accounting effects will continue to diminish over time, unless significant new acquisitions are made, with a resulting improvement to gross margin, especially in our FRAG segment. However, there can be no assurance that we will be able to achieve our objective to further improve gross margins in the future.
SG&A was $187.1 million in 2014, compared to $173.5 million in 2013, representing an increase of $13.5 million, or 7.8%. As a percentage of sales, SG&A increased from 19.3% in 2013 to 19.8% in 2014. Compensation expense increased by $8.9 million on a comparative basis, reflecting increased headcount, annual wage increases, and increased variable incentive compensation due to improved operating results. Travel, recruiting, relocation, and other personnel-related expenses increased by $3.8 million from 2013 to 2014, reflecting increases in these activities. Costs of professional services were $2.4 million lower in 2014 compared to 2013, primarily due to a reduction in external audit fees. Advertising expense increased by $1.7 million, reflecting increased marketing efforts by the Company. Office expenses increased by $1.6 million, primarily due to higher costs for software licenses, software implementation costs, and increased utility costs. Fluctuations in foreign currency exchange rates reduced SG&A due to the translation of weaker foreign currencies into a stronger U.S. Dollar in various foreign locations.
During 2014 the Company completed the consolidation of its two manufacturing facilities in Portland, Oregon. We incurred charges of $1.2 million on this project during 2014, consisting of asset impairment charges, accelerated depreciation, and costs to move and install equipment in other Blount facilities. As of December 31, 2014, the project is completed and no further costs are expected to be incurred. With this consolidation of manufacturing facilities, the Company expects to achieve more efficient operations and annual cost savings of between $6 million and $8 million.
During 2014, the Company completed a consolidation of its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and closed a small facility located in Queretaro, Mexico. The Company incurred expenses of $1.6 million on this project during 2014. These expenses included cash transition costs for severance, dismantling, moving, cleanup, and exit activities, and $0.5 million in non-cash charges for impairment of PP&E. As of December 31, 2014, the project is completed and no further costs are expected to be incurred. Annualized cost reductions of approximately $2 million are expected from this consolidation.
In the third and fourth quarters of 2014, the Company determined that certain indefinite-lived intangible assets related to trade names in the FRAG segment were impaired and should be written down to their estimated fair values. The Company recognized non-cash impairment charges totaling $21.1 million for these impairments in 2014. These impairment charges reflect reduced short-term expectations of sales growth and profitability on the related product sales compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term future expectations for these product lines are based on actual performance in 2014, which was below management expectations. Although management expects more robust long-term sales growth and profitability for products sold under these trade names, accounting for indefinite-lived intangibles assets other than goodwill under U.S. GAAP requires that these non-cash impairment charges be recognized at this time.
We maintain defined benefit pension plans covering many of our employees and retirees in the U.S., Canada, and Europe. We also maintain post-retirement medical and other benefit plans covering many of our employees and retirees in the U.S., additional unfunded retirement plans in France and Japan, and defined contribution retirement plans covering our employees in the U.S. and Canada. The costs of these post-employment benefit plans are included in cost of goods sold and SG&A, and are determined either on an actuarial basis, or on an accrual basis. The accounting effects and funding requirements for certain of these plans are subject to actuarial estimates, actual plan experience, and the assumptions we make regarding future trends and expectations. See further discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates”. Total expense recognized for all post-employment benefit plans was $15.5 million in 2014 and $19.2 million in 2013. At December 31, 2014, we had $124.6 million of accumulated other comprehensive losses related to our pension and other post-employment benefit plans that will be recognized in expense over future years, primarily through amortization, including $12 million to be expensed in 2015. We expect our total expense for all post-employment benefit plans to be approximately $21 million in 2015.
Operating income increased by $26.7 million from 2013 to 2014, primarily due to increased gross profit of $33.2 million and lower current year charges for plant closure and restructuring activities and impairment of acquired intangible assets. Partially offsetting these positive factors were higher SG&A expenses of $13.5 million. Our operating margin improved from 4.2% of sales in 2013 to 6.8% of sales in 2014. Non-cash acquisition accounting effects, including the impairment of intangible assets, reduced our operating profit and operating margin by $34.7 million and 3.7% in 2014 and by $39.6 million and 4.4% in 2013, respectively.
Net interest expense was $17.2 million in 2014 compared to $17.8 million in 2013. The $0.7 million decrease was due to lower average outstanding debt balances in the current period. Other income, net was $4.7 million in 2014 compared to other expense, net of $2.1 million in 2013. Both results reflect the accounting effects of foreign currency exchange rate movements on non-operating assets. Net income in 2014 was $36.6 million, or $0.73 per diluted share, compared to $4.8 million, or $0.10 per diluted share, in 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

(Amounts in millions)
(Amounts may not sum due to rounding)	2013	2012	Change		Contributing Factor
Sales	$900.6	$927.7	$(27.1)
				$(28.9)	Unit sales volume
				4.1	Selling price and mix
				(2.3)	Foreign currency translation
Gross profit	242.0	256.2	(14.3)
Gross margin	26.9%	27.6%		(10.2)	Unit sales volume
				4.1	Selling price and mix
				(12.3)	Product cost and mix
				4.9	Average steel costs
				(1.2)	Facility closure costs
				1.2	Acquisition accounting effects
				(0.8)	Foreign currency translation
SG&A	173.5	170.5	3.0
As a percent of sales	19.3%	18.4%
				4.6	Compensation
				5.8	Professional services
				(3.5)	Advertising
				(1.6)	Employee benefits
				(2.3)	Other personnel-related
				(0.1)	Other, net
Facility closure and restructuring costs	6.0	6.4	(0.4)
Impairment of acquired intangible assets	24.9	—	24.9
Operating income	37.5	79.3	(41.8)
Operating margin	4.2%	8.5%		(14.3)	Decrease in gross profit
				(3.0)	Increase in SG&A
				0.4	Facility closure and restructuring costs
				(24.9)	Impairment of acquired intangible assets
Net income	$4.8	$39.6	$(34.7)
				(41.8)	Decrease in operating income
				(0.6)	Increase in net interest expense
				(1.8)	Change in other income (expense)
				9.5	Decrease in income tax provision
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
Gross profit decreased by $14.3 million, or 5.6%, from 2012 to 2013. Lower unit sales volume decreased gross profit by $10.2 million in 2013. In addition, $12.3 million in higher product cost and mix reduced gross profit, reflecting reduced manufacturing efficiencies and overhead absorption due to lower production levels during 2013, particularly in the FLAG segment. Gross profit was also negatively affected by $2.2 million in facility closure and restructuring costs included in cost of goods sold related to the consolidation of our saw chain manufacturing facilities in Portland, OR in 2013. This restructuring charge compares to the $1.0 in cost incurred in 2012 related to the consolidation of our former assembly and distribution center operations located in Golden, Colorado to our new facility in Kansas City, Missouri. Partially offsetting these gross profit decreases were positive effects of lower average steel costs of $4.9 million, a favorable net change in average selling prices and mix of $4.1 million, and reduced acquisition accounting effects of $1.2 million. See further discussion of the change in gross profit under Segment Results.
Fluctuations in foreign currency exchange rates also decreased our gross profit in 2013 compared to 2012 by an estimated $0.8 million as the translation of weaker foreign currencies into a stronger U.S. Dollar resulted in lower reported foreign sales, only partially offset by lower reported foreign manufacturing costs.
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
In 2013, the Company consolidated its two manufacturing facilities in Portland, Oregon to further improve efficiencies. We incurred charges of $8.2 million to consolidate the operations, including $2.2 million reported in cost of goods sold. Of these charges, $3.6 million were cash transition costs including severance and moving expenses, and $4.6 million were non-cash charges for impairment and accelerated depreciation on land, building, and equipment to be disposed of. As of December 31, 2013, $83 thousand in accrued severance expense had not yet been paid.
During 2012, we completed certain actions to consolidate our operations in Kansas City, Missouri and Golden, Colorado. We recognized direct costs of $7.4 million in 2012 associated with these actions of which $1.0 million are reported in cost of goods sold. We did not incur significant direct costs from this 2012 restructuring activity during 2013.
In the fourth quarter of 2013, the Company determined that certain indefinite-lived intangible assets related to recent acquisitions were impaired and should be written down to their estimated fair values. The Company recognized non-cash impairment charges totaling $24.9 million for these impairments. The impairment charges included $1.9 million reported in the FLAG segment and $20.9 million reported in the FRAG segment for impairment of goodwill. These goodwill impairment charges reflected reduced short-term expectations of sales, profitability, and cash flows at the time for certain reporting units compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term future expectations for these business units were based on actual performance in the fourth quarter of 2013, which was below management expectations, the 2014 operating plans developed in the fourth quarter of 2013, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. Although management expects these businesses to return to higher levels of profitability and cash flows in the longer-term, accounting for goodwill under accounting principles generally accepted in the U.S. GAAP required that these non-cash impairment charges be recognized at that time.
The impairment charges also included $1.4 million recorded in the FLAG segment and $.7 million recognized in the FRAG segment related to certain indefinite-lived intangible assets related to trade names. These impairment charges reflected reduced short-term expectations of sales growth for products marketed under the trade names compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term future expectations for sales in these product lines were based on actual performance in 2013, which was below management expectations, 2014 operating plans developed in the fourth quarter of 2013, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. Although management expects more robust long-term sales growth for products sold under these trade names, accounting for indefinite-lived intangibles assets other than goodwill under U.S. GAAP required that these non-cash impairment charges be recognized at that time.
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
Income Tax Provision
The following table summarizes our income tax provision:

Income Tax Provision	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Income before income taxes	$51,754	$17,564	$61,790
Provision for income taxes	15,190	12,724	22,202
Net income	36,564	4,840	39,588
Effective tax rate	29.4%	72.4%	35.9%
See Note 10 to Consolidated Financial Statements for additional information about income taxes and a reconciliation of the U.S. federal statutory rate to the effective income tax rate recognized in each year above.
The 2014 effective tax rate was lower than the federal statutory rate primarily due to the impacts of foreign tax credits, lower average tax rates on foreign operations, and the benefit of the domestic manufacturing deduction. Partially offsetting these favorable factors were foreign withholding taxes and state income taxes. The effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%.
The 2013 effective tax rate was higher than the federal statutory rate primarily due to non-deductible goodwill impairment charges. Excluding the effect of the goodwill impairment charges, the 2013 effective tax rate would have been 34.5%. The 2013 effective rate was further increased by foreign withholding taxes, state income taxes, deferred tax expense to establish a valuation allowance against deferred tax assets arising from certain foreign net operating loss (“NOL”) carry forwards, and the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities. These increases to the 2013 effective tax rate were partially offset by lower average tax rates on our foreign operations, permanent differences, including the domestic production deduction, and the net release of previously provided income tax expense on uncertain tax positions.
The 2012 effective tax rate was slightly higher than the federal statutory rate due to foreign withholding taxes, state income taxes, and additional deferred tax expense to establish a valuation allowance against deferred tax assets arising from certain foreign NOL carry forwards. These increases to the 2012 effective tax rate were partially offset by lower average tax rates on our foreign operations and permanent differences, including the domestic production deduction.

Segment Results
The following table reflects results by segment:

Segment Results	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Sales:
FLAG	$644,848	$613,105	$650,480
FRAG	269,158	260,297	250,845
Corporate and other	30,813	27,193	26,341
Total sales	$944,819	$900,595	$927,666
Operating income (expense):
FLAG	$102,314	$83,215	$108,255
FRAG	(17,457)	(18,641)	(7,495)
Corporate and other	(20,632)	(27,053)	(21,480)
Total operating income	$64,225	$37,521	$79,280

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and operating income in the FLAG segment between 2013 and 2014:

FLAG Segment Results - 2014 Compared to 2013
(Amounts in thousands)	Sales	Contribution to Operating Income
Year Ended December 31, 2013	$613,105	$83,215
Unit sales volume	43,584	18,470
Selling price and mix	(6,169)	(6,169)
Steel cost	—	(4,041)
Other product costs and mix	—	16,427
SG&A expense	—	(12,812)
Acquisition accounting effects	—	532
Impairment of acquired intangible assets	—	3,292
Foreign currency translation	(5,672)	3,400
Year Ended December 31, 2014	$644,848	$102,314
Sales in the FLAG segment increased by $31.7 million, or 5.2%, from 2013 to 2014, primarily due to higher unit sales volume of $43.6 million. The higher unit sales volume reflected increased market demand for our products in most geographic regions. Changes in average selling prices, reflecting selected pricing actions taken in 2014, and changes in product mix decreased FLAG sales revenue by $6.2 million in 2014. The translation of foreign currency-denominated sales transactions decreased FLAG sales by $5.7 million, primarily due to the relatively stronger U.S. Dollar in comparison to the Brazilian Real, Russian Ruble, Canadian Dollar, and Japanese Yen.
Sales of forestry products were up 5.3%, and sales of lawn and garden products were up 4.5% year-over-year. FLAG sales to OEMs were up 4.1% and sales to the replacement market were up 5.9%. FLAG sales increased in North America by 7.3%, reflecting improved market conditions and the growing economy. FLAG sales in Europe and Russia increased by 6.0%, reflecting improved economic and market conditions in Europe, partially offset by weak economic conditions in Russia. The unfavorable foreign currency translation effect of a stronger U.S. Dollar compared to the Brazilian Real, Russian Ruble, Canadian Dollar, and Japanese Yen partially offset the favorable volume growth. FLAG sales decreased in the Asia-Pacific region by 0.9%, driven by relatively soft market conditions in that region and the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Japanese Yen. FLAG sales in South America increased by 7.9% during 2014, driven by improved economic and market conditions, partially offset by the unfavorable foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Brazilian Real. Sales to other regions increased by 7.2% or $1.7 million, driven by improved market conditions.

Sales order backlog for the FLAG segment at December 31, 2014 was $140.1 million compared to $150.9 million at December 31, 2013. The reduction in sales order backlog reflects decreased demand for forestry products compared to the prior year.
Contribution to operating income from the FLAG segment increased by $19.1 million, or 23.0%, from 2013 to 2014. Higher unit sales volume increased the FLAG contribution to operating income by $18.5 million. Improved product cost and mix increased contribution to operating income from the FLAG segment by $16.4 million, reflecting higher production volumes, higher capacity utilization, and increased overhead absorption and manufacturing efficiency during 2014 compared to 2013. FLAG production facilities during 2014 were operated at approximately 86% of capacity, compared to approximately 74% of capacity during 2013. In addition, the closure of the higher cost FLAG manufacturing plant in Milwaukie, Oregon contributed to the improved operating results. Partially offsetting the positive effects of higher unit sales volume and lower product costs were a reduction in average selling prices and mix of $6.2 million, higher average steel costs of $4.0 million, and increased SG&A of $12.8 million. The increase in FLAG segment SG&A reflects increased compensation expense due to increased headcount, annual merit increases, and increased variable incentive compensation driven by improved operating results, as well as increased costs for recruitment, relocation, travel, and training, increased advertising expenses, and increased costs for software licenses, software implementation, and utilities. Fluctuations in foreign currency exchange rates increased the FLAG segment contribution to operating income by $3.4 million, reflecting lower manufacturing costs and SG&A at foreign locations, partially offset by the negative effect on reported sales.
Acquisition accounting effects from amortization of intangible assets decreased for the FLAG segment by $0.5 million, reflecting the accelerated nature of the timing of recognition for such effects. In addition, the FLAG segment did not recognize any impairment charges on acquired intangible assets during 2014, whereas in 2013 impairment charges of $3.3 million were recognized. For additional information about these impairment charges, see Critical Accounting Policies and Estimates, as well as, Note 7, Intangible Assets, in the accompanying notes to the consolidated financial statements.
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
Sales in the FLAG segment decreased by $37.4 million, or 5.7%, from 2012 to 2013, primarily due to lower unit sales volume of $37.6 million. The lower unit sales volume was primarily due to reduced demand for our products in certain geographic regions as further described below. Changes in average selling prices, reflecting selected pricing actions taken in 2012 and 2013, and changes in product mix increased FLAG sales revenue by $3.0 million in 2013. The translation of foreign currency-denominated sales transactions decreased FLAG sales by $2.8 million, primarily due to the relatively stronger U.S. Dollar in comparison to most foreign currencies.
Sales of forestry products were down 6.3%, while sales of lawn and garden products were down 3.2%. FLAG sales to OEMs were down 1.1% while sales to the replacement market decreased by 7.1%. FLAG sales decreased in North America by 3.3%, reflecting reduced orders due, in part, to a delayed spring in the first half of the year. FLAG sales in Europe and Russia decreased by 5.6%, reflecting continued softness in the European economy during 2013, partially offset by the foreign currency translation effect of a relatively weaker U.S. Dollar in comparison to the Euro. FLAG sales decreased in the Asia-Pacific region by 10.6%, driven by relatively soft market conditions in that region and the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Japanese Yen. FLAG sales in South America decreased by 11.6% during 2013, driven by the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Brazilian Real. Sales to other regions increased by 41.2%, or $4.7 million, driven by increased demand in those regions.
Sales order backlog for the FLAG segment at December 31, 2013 was $150.9 million compared to $167.9 million at December 31, 2012. The reduction in sales order backlog reflected reduced demand for our FLAG products, as customers managed field inventory levels and deferred some orders to 2014.
Contribution to operating income from the FLAG segment decreased $25.0 million, or 23.1%, from 2012 to 2013. Lower unit sales volume reduced the FLAG contribution to operating income, while average selling price and mix improvements positively affected the FLAG contribution to operating income. Higher product cost and mix reduced contribution to operating income from the FLAG segment by $20.8 million. Lower production volumes during 2013 reduced overhead absorption and manufacturing efficiency. FLAG production facilities for 2013 were operated at approximately 74% of capacity, compared to approximately 84% of capacity during 2012. Average steel costs were $4.0 million lower in 2013 than in 2012. SG&A expense was $4.0 million lower in 2013 than in 2012, driven primarily by lower advertising costs. Fluctuations in foreign currency exchange rates also decreased the FLAG segment contribution to operating income by $0.8 million. Acquisition accounting effects from amortization of intangible assets decreased for the FLAG segment by $1.5 million, reflecting the accelerated nature of the timing of recognition for such effects. Offsetting the decreased acquisition accounting effects, non-cash impairment charges on acquired intangible assets totaling $3.3 million were recognized in the FLAG segment in 2013. This charge consisted of $1.9 million on goodwill and $1.4 million on an indefinite-lived intangible asset related to a trade name in the FLAG segment. For additional information about these impairment charges, see Critical Accounting Policies and Estimates, as well as Note 7, Intangible Assets, in the accompanying notes to the consolidated financial statements.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and operating income in the FRAG segment between 2013 and 2014:

FRAG Segment Results - 2014 Compared to 2013
(Amounts in thousands)	Sales	Contribution to Operating Income
Year Ended December 31, 2013	$260,297	$(18,641)
Unit sales volume	6,056	2,465
Selling price and mix	2,508	2,508
Steel cost	—	(90)
Other product costs and mix	—	(3,786)
SG&A expense	—	(1,829)
Acquisition accounting effects	—	1,299
Impairment of acquired intangible assets	—	513
Foreign currency translation	297	104
Year Ended December 31, 2014	$269,158	$(17,457)
Sales in the FRAG segment increased $8.9 million, or 3.4%, from 2013 to 2014, primarily due to higher unit sales volume and higher average selling prices. The increase in unit sales volume of $6.1 million reflects increased sales of log splitters and tractor attachments, driven by increased demand in North America. Sales of agricultural cutting parts in Europe decreased from 2013 to 2014 and aftermarket parts sales in North America were down slightly year-over-year. Improved average selling prices and mix increased sales by $2.5 million. The effects of foreign currency translation increased FRAG sales by $0.3 million. FRAG sales in North America represented 94.9% of segment sales in 2014 and increased by 4.1% over 2013. Sales of whole goods increased by 12.3%, sales of replacement parts decreased by 3.4%, and sales to OEM customers decreased by 16.6% in the FRAG segment.
Sales order backlog for the FRAG segment at December 31, 2014 was $28.8 million compared to $31.4 million at December 31, 2013.
The contribution to operating income from the FRAG segment was a loss of $17.5 million in 2014 compared to a loss of $18.6 million in 2013, both after non-cash charges related to impairment of acquired intangible assets of $21.1 million in 2014 and $21.6 million in 2013. Higher unit sales volume, higher average selling price and mix, reduced acquisition accounting effects, and a net reduction in charges for the impairment of acquired intangible assets contributed to improvement in 2014 operating results. The reduction in acquisition accounting effects reflects the accelerated nature of the timing of recognition for such effects. These improvements in 2014 operating results in the FRAG segment were partially offset by higher product costs of $3.8 million and increased SG&A expense of $1.8 million. The higher product costs in the FRAG segment were the result of reduced manufacturing efficiency, higher utility costs, higher component costs, and non-recurring startup costs associated with a new commercial agreement for the exclusive supply of certain aftermarket parts products to a customer. The increase in SG&A expenses was driven by increased costs for travel, training, and other personnel-related activities, increased advertising expenses, and increased marketing expenses.
In the third and fourth quarters of 2014, the FRAG segment recognized non-cash impairment charges of $21.1 million on certain indefinite-lived intangible assets related to trade names. By comparison, in the fourth quarter of 2013, the FRAG segment recognized non-cash impairment charges of $21.6 million on goodwill and certain indefinite-lived intangible assets related to trade names. For additional information about these impairment charges, see Critical Accounting Policies and Estimates, as well as Note 7, Intangible Assets, in the accompanying notes to the consolidated financial statements.
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
Sales in the FRAG segment increased $9.5 million, or 3.8%, from 2012 to 2013, primarily due to higher sales volume, driven by increased market demand and related shipments of log splitters and tractor attachments. In addition, improved average pricing and mix, and positive effects of foreign currency translation, contributed to increased sales. FRAG sales in North America represented 94.2% of segment sales in 2013 and increased by 2.6% over 2012. Sales of whole goods increased by 2.3%, sales of replacement parts increased by 4.5%, and sales to OEM customers increased by 7.8% in the FRAG segment.
Sales order backlog for the FRAG segment at December 31, 2013 was $31.4 million compared to $31.5 million at December 31, 2012.
The contribution to operating income from the FRAG segment was a loss of $18.6 million in 2013 compared to a loss of $7.5 million in 2012. Non-cash impairment charges on acquired intangible assets of $21.6 million were recognized in 2013, offsetting other improvements in operating results during 2013. In the fourth quarter of 2013, the FRAG segment recognized impairment charges of $20.9 million on goodwill and $0.7 million on an indefinite-lived intangible asset related to a trade name. For additional information about these impairment charges, see Critical Accounting Policies and Estimates, as well as Note 7, Intangible Assets, in the accompanying notes to the consolidated financial statements.
Higher unit sales volume, higher average selling price and mix, lower average steel costs, and lower product and logistics costs contributed to improvement in 2013 operating results. The lower product costs in 2013 compared to 2012 reflect non-recurring re-work and warranty costs on certain log splitter products recognized in 2012, and production and distribution inefficiencies incurred during the consolidation of our assembly and distribution centers during 2012. These improvements in 2013 operating results in the FRAG segment were partially offset by increased SG&A expense of $1.4 million, driven by annual wage increases, increases in variable incentive compensation, and higher costs for professional services.
Corporate and Other. Sales of CCF products increased 13.3% from 2013 to 2014, primarily due to the acquisition of Pentruder Inc. ("Pentruder") in January 2014 and incremental sales associated with that product line. Sales of CCF products increased 3.2% from 2012 to 2013, primarily due to improved demand for our products in North America. Contribution to operating income from the Corporate and Other category was a loss of $20.6 million compared to a loss of $27.1 million in 2013. The improvement in year-over-year results is due to reduced facility closure and restructuring charges, higher CCF unit sales volume, and lower external audit fees, partially offset by increased variable incentive compensation expense driven by improved operating results.

Contribution to operating income from the Corporate and Other category was a loss of $27.1 million compared to a loss of $21.5 million in 2012. The increased loss in 2013 was primarily due to higher external audit fees.

Financial Condition, Liquidity, and Capital Resources
We typically generate significant cash flows from operating activities, which are the primary source of funding for our operations. Over the preceding three years, we generated an average of $77.2 million in cash flows from operating activities. Funding is also available from our senior credit facilities. We have amended or refinanced our senior credit facilities several times over the last few years, which has affected our borrowing capacity, borrowing rates, financial covenants, and other terms as further described in Note 9 to the Consolidated Financial Statements. Our current senior credit facility matures on August 31, 2016, and we intend to replace it prior to its maturity date.
Debt is summarized as follows:

Debt	As of December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$135,500	$175,000
Term loans	245,453	260,107
Capital lease obligations	3,250	2,881
Total debt	384,203	437,988
Less current maturities	(15,131)	(15,016)
Long-term debt, excluding current maturities	$369,072	$422,972
Weighted average interest rate at end of period	2.70%	2.68%
Senior Credit Facility. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2014 and 2013, the senior credit facilities consisted of a revolving credit facility and a term loan.
The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2014, the Company had the ability to borrow an additional $188.8 million under the terms of the revolving credit facility. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. As of December 31, 2014, the Company's leverage ratio was 2.69. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date of August 31, 2016.
The term loan bears interest under the same terms as the revolving credit facility. The term loan also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan may not be re-borrowed.
The amended and restated senior credit facility contains financial covenants including, as of December 31, 2014:

•
Minimum fixed charge coverage ratio, defined as earnings before interest, taxes, depreciation, amortization, and certain adjustments defined in the credit agreement (“Adjusted EBITDA”) divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.15 though the maturity date.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio was set at 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, and is set at 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of December 31, 2014
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.15	1.51
Maximum leverage ratio	4.00	2.69
In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. There are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances. In the opinion of management, the Company was in compliance with all financial covenants as of December 31, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facility may be repaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. During the quarter ended June 30, 2013, an additional principal payment of $6.3 million was made on the term loan resulting from 2012 excess cash flow generation. No such mandatory principal repayments were required during 2014.
Our senior credit facility debt instruments and general credit are rated by both Standard & Poor’s and Moody’s. There has been no change to these credit ratings during 2014. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating. As of December 31, 2014, the credit ratings for the Company were as follows:

Credit Ratings	S&P	Moody's
Senior credit facility	BB-/Stable	Ba3/Negative
General credit rating	BB-/Stable	Ba3/Negative
Capital Lease Obligations. The Company has entered into various equipment and building leases which are classified as capital leases under U.S. GAAP. All current capital leases have terms ending in 2019. Minimum annual lease payments total $0.6 million. The weighted average implied interest rate on our capital leases is 4.4%, and the imputed interest over the remaining terms of the lease obligations is $0.5 million. The equipment lease terms include early buyouts after five and six years, at the Company's option, at the fair value of the equipment at that time. The leased assets and the lease obligation were recorded at their fair values on the Consolidated Balance Sheets at the commencement of each lease term.
We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, stock repurchases, and obligations under our post-retirement benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities. Furthermore, our senior credit facilities mature on August 31, 2016 and we will need to obtain replacement financing prior to that date.
Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. We have entered into interest rate swap agreements that fix the interest rate we pay on a portion of our debt. See further discussion of these agreements in Item 7A, Quantitative and Qualitative Disclosures about Market Risk. The weighted average interest rate on all debt, including the effect of the interest rate swaps, was 3.09% as of December 31, 2014 and 3.07% as of December 31, 2013.
Cash and cash equivalents at December 31, 2014 were $27.3 million compared to $42.8 million at December 31, 2013. As of December 31, 2014, $27.2 million of our cash and cash equivalents was held at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law may result in the payment of significant taxes. It is the intention of management for this cash to remain at our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital, additions to PP&E at foreign locations, and foreign acquisitions.
Cash provided by operating activities is summarized in the following table:

Cash Provided by Operating Activities	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net income	$36,564	$4,840	$39,588
Non-cash items and other adjustments	64,605	77,318	43,321
Subtotal	101,169	82,158	82,909
Changes in assets and liabilities, net	(19,210)	14,897	(30,473)
Net cash provided by operating activities	$81,959	$97,055	$52,436
Non-cash items and other adjustments consist of depreciation; amortization; stock-based compensation; excess tax benefit from stock-based compensation; asset impairment charges, deferred income taxes; change in uncertain tax positions, loss on disposal of assets; and other non-cash charges. Net changes in assets and liabilities consist of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.
2014 net cash provided by operating activities of $82.0 million reflected the following significant items:

•	Net income of $36.6 million, an increase from 2013 of $31.7 million, reflecting improved operating results.

•	Depreciation of PP&E totaling $31.4 million, a decrease of $2.1 million from 2013, reflecting retirements of PP&E in conjunction with the consolidation of facilities.

•
Amortization of $15.1 million, a decrease of $1.0 million from 2013, reflecting the accelerated nature of amortization of acquired intangible assets. Amortization of these finite-lived intangible assets, in general, will continue to decline in future periods, unless we make significant new acquisitions. See Note 7 to Consolidated Financial Statements for additional information.

•	Stock-based compensation expense of $4.9 million, compared with $5.6 million in the prior year.

•	Non-cash asset impairment charges of $23.0 million, including charges for acquired intangible assets of $21.1 million and $1.2 million related to our facility closure and restructuring activities.

•	A net deferred tax benefit of $10.8 million, reflecting income tax timing differences.

•	An increase in accounts receivable of $16.0 million, reflecting a $15.3 million increase in sales in the fourth quarter of 2014 compared with the fourth quarter of 2013.

•	An increase of $9.9 million in inventories, reflecting increased production and market demand.

•
An increase of $16.7 million in accounts payable and accrued expenses, driven by increased inventory production and procurement levels and higher levels of accrued compensation, partially offset by lower levels of accrued external audit fees.

•	A decrease in other liabilities of $11.4 million, reflecting cash payments made on post-employment benefit plan obligations.

2013 net cash provided by operating activities of $97.1 million reflected the following significant items:

•	Net income of $4.8 million, a decrease from 2012 of $34.7 million, reflecting reduced operating results.

•
Depreciation of PP&E totaling $33.5 million, an increase of $4.9 million from 2012, reflecting additions to PP&E and accelerated depreciation on certain assets related to our facility closure and restructuring activities.

•	Amortization of $16.0 million, a decrease of $0.5 million from 2012, reflecting the accelerated nature of acquisition accounting effects.

•	Stock-based compensation expense of $5.6 million.

•
Asset impairment charges totaling $27.4 million, including non-cash impairment charges of $22.8 million on goodwill, $2.1 million on indefinite-lived intangible assets related to trade names, and $2.5 million related to PP&E associated with our facility closure and restructuring activities.

•	A net deferred tax benefit of $5.7 million, primarily due to income tax timing differences.

•	A decrease in accounts receivable of $16.8 million, reflecting a $12.6 million decrease in sales in the fourth quarter of 2013 compared with the fourth quarter of 2012.

•
A decrease of $17.6 million in inventories, due to efforts to reduce inventories built up in 2012 in anticipation of higher 2013 sales and in anticipation of the transition of assembly and distribution operations from Golden, CO to Kansas City, MO.

•	An increase in other assets of $8.5 million, including an increase in income tax receivables of $3.6 million.

•	A decrease in accounts payable and accrued expenses of $10.0 million, reflecting lower levels of inventory and other accrued expenses, partially offset by increased accruals for external audit fees.

2012 net cash provided by operating activities of $52.4 million reflected the following significant items:

•	Net income of $39.6 million.

•	Depreciation of $28.6 million.

•	Amortization of $16.5 million, primarily on acquired intangible assets.

•	Stock-based compensation expense of $5.6 million.

•	A deferred income tax benefit of $7.6 million, reflecting income tax timing differences.

•	A decrease in accounts receivable of $5.0 million, reflecting a $7.0 million decrease in sales in the fourth quarter of 2012 compared with the fourth quarter of 2011.

•
An increase in inventories of $25.5 million, reflecting a buildup due to production and purchases of inventory in expectation of increased sales in 2012, whereas actual sales were lower than expected, as well as a buildup of safety stock prior to the transition of assembly and distribution operations from Golden, CO to Kansas City, MO.

•	A decrease in other liabilities of $9.7 million, primarily from cash contributions made to our post-retirement benefit plans.
Cash contributions for pension and other post-employment benefit plans totaled $24.2 million in 2014, $18.2 million in 2013, and $28.5 million in 2012, including a voluntary contribution of $5.0 million made to our U.S. defined benefit pension plan in 2014. Funding requirements for all such post-retirement benefit plans are expected to total approximately $17 million during 2015. Funding requirements for post-retirement benefit plans can fluctuate significantly from year to year. See further discussion following under “Critical Accounting Policies and Estimates”. The Company intends to make contributions to our funded defined benefit pension plans in 2015 of approximately $5.8 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets, changes in actuarial assumptions, regulatory requirements, and market interest rates.
Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Purchases of property, plant, and equipment	$(37,317)	$(29,575)	$(53,090)
Proceeds from sale of assets	225	164	198
Acquisitions, net of cash acquired	(2,663)	—	—
Discontinued operations	100	3,394	—
Net cash used in investing activities	$(39,655)	$(26,017)	$(52,892)
Purchases of PP&E are primarily for productivity improvements, expanded manufacturing capacity, and replacement of consumable tooling and equipment. Generally, about one-third of our capital spending has represented replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2014, we invested a total of $37.3 million in PP&E, compared to $29.6 million in 2013, and $53.1 million in 2012. The higher level of expenditures in 2012 reflect a significant expansion of capacity at our manufacturing facility in Fuzhou, China, as well as equipment and racking at our new larger, leased assembly and distribution center in Kansas City, Missouri. Capital expenditures in 2014 included significant machinery and equipment installed in the Fuzhou, China facility and in our Guelph, Ontario, Canada facility, both for capacity expansion. We expect our purchases of PP&E in 2015 to range between $40.0 million and $50.0 million, including continued investment in equipment to modernize our manufacturing facilities and equipment in various locations, and expand capacity to address future demand. In 2014 we used $2.7 million of cash to acquire Pentruder, net of cash acquired, and net of $0.5 million in deferred payments. In 2014 and 2013, we collected $0.1 million and $3.4 million, respectively, of proceeds held in escrow related to the 2007 sale of our Forestry Division.

Cash used in financing activities is summarized as follows:

Cash Flows from Financing Activities	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net borrowing (repayment) under revolving credit facility	$(39,500)	$(60,000)	$6,800
Repayment of term loan and capital lease principal	(15,070)	(21,389)	(20,416)
Debt issuance costs	—	(1,576)	(1,115)
Stock repurchase	(3,864)	—	—
Stock-based compensation activity	5,302	627	2,217
Net cash used in financing activities	$(53,132)	$(82,338)	$(12,514)
Significant items in 2014 included:

•	Net repayments under the revolving credit facility of $39.5 million.

•	Repayment of $15.1 million in term debt and capital lease obligation principal.

•	Repurchase of $3.9 million of Company stock under our stock repurchase program.

•	Net proceeds of $5.3 million from issuance of stock under stock-based compensation programs.

Significant items in 2013 included:

•	Net repayments under the revolving credit facility of $60.0 million.

•	Repayment of $21.4 million in term debt and capital lease obligation principal, including $6.3 million for 2012 excess cash flow generation as required under the senior credit facility agreement.

•	Payment of $1.6 million in debt issuance costs in conjunction with an amendment of our senior credit facilities.

Significant items in 2012 included:

•	Net borrowing under the revolving credit facility of $6.8 million.

•	Repayment of $20.4 million in term debt and capital lease obligation principal.

•	Payment of $1.1 million in debt issuance costs in conjunction with an amendment of our senior credit facilities.

•	Net proceeds of $2.2 million from issuance of stock under stock-based compensation programs.
As of December 31, 2014, our contractual and estimated obligations are as follows:

Contractual and Estimated Obligations
(Amounts in thousands)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Debt and capital lease obligations (1)	$384,203	$15,131	$367,321	$1,751	$—
Estimated interest payments (2)	24,404	12,933	11,377	94	—
Operating lease obligations (3)	46,714	8,378	13,240	9,864	15,232
Other post-employment obligations (4)	13,700	987	1,111	1,064	10,538
Defined benefit pension obligations (5)	5,785	5,785	—	—	—
Purchase commitments (6)	4,301	4,301	—	—	—
Total contractual and estimated obligations	$479,107	$47,515	$393,049	$12,773	$25,770

(1)
Scheduled minimum principal payments on debt and capital lease obligations. Additional voluntary prepayments may also be made from time to time. Additional mandatory principal payments may be required under certain circumstances. See also Note 9 to Consolidated Financial Statements.

(2)
Estimated future interest payments based on existing debt and capital lease balances, timing of scheduled minimum principal payments, and estimated variable interest rates. See also Note 9 to Consolidated Financial Statements.

(3)	Minimum lease payments under operating leases. See also Note 13 to Consolidated Financial Statements.

(4)
Estimated payments for various post-employment benefit plans. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See also Note 12 to Consolidated Financial Statements.

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
As of December 31, 2014, our recorded liability for uncertain tax positions was $3.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.
Off Balance Sheet Arrangements
At December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise had we engaged in such relationships.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on the Company’s Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity components, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by our more significant judgments and estimates in the preparation of our Consolidated Financial Statements.
Sales Deductions and Marketing Programs. We record reductions to sales revenue for promotional programs as products are shipped. We record charges to cost of goods sold for the estimated cost of providing free product based on additional promotional programs. We also accrue charges to SG&A based on estimated obligations for cooperative advertising programs. These programs are based on competitive and market conditions, and specific customer contracts in some instances. Some reductions in selling prices are determined based on sales volumes or other measurements not yet finalized at the time of shipment. These reductions in selling prices are recorded at the time of shipment either through a reduction to the invoice total or the establishment of an estimated reserve or accrual for settlement at a later date. Cooperative advertising accruals are based on historical experience and communications with customers. The amount reserved or accrued may increase or decrease prior to payment due to customer performance and market conditions.
Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review and analysis of customer payments against terms, discussions with customers, and a review of customers’ credit ratings through monitoring services. Based on these reviews and analyses, the allowance is adjusted with a charge to SG&A whenever the estimated collectability of an account changes. Additional allowances may be required based on future events or as we obtain new information about our customers’ credit and financial situations.
Inventory Valuation. Specific industry market conditions can significantly increase or decrease the level of inventory on hand in any of our business units. We adjust for changes in demand by reducing or increasing production or procurement levels. We estimate required adjustments to inventory carrying values for excess or obsolete inventory by assessing inventory turnover and market selling prices on a product by product basis. These inventory adjustments are recorded as a charge to cost of goods sold. We maintain any such downward valuation adjustments until a product is sold or market conditions require an additional adjustment. We also regularly review inventory balances to ensure the balances are stated at the lower of cost or market as of the balance sheet date. We compare estimated selling prices to the carrying value of inventory and recognize a write-down to market value when necessary. These write-downs are recorded as a charge to cost of goods sold. While historical write-downs have not been material, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.
Product Liability Costs. We incur expenses in connection with product liability claims as a result of alleged product malfunctions or defects. Under terms of certain divestiture agreements, we remain contractually obligated, as between the buyer and us, to defend or settle product liability claims for products manufactured during our ownership period for certain discontinued operations. We maintain insurance for a portion of these exposures and record a liability for our estimated obligations. We estimate our product liability obligations on a case by case basis, in addition to a review of product performance trends and consideration of the potential liability for claims incurred but not yet reported or future claims on products we have previously manufactured. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.
Environmental Remediation Costs. We incur expenses in connection with compliance with environmental laws and regulations for investigation, monitoring and, in certain circumstances, remediation of environmental contamination at our current and certain of our former operating locations. From time to time, certain parties have alleged we contributed to environmental contamination at certain industrial sites. We record a liability for our estimated environmental remediation obligations when they become known and subject to reasonable estimation. We estimate our environmental remediation obligations on a situation by situation basis. These estimated obligations may be increased or decreased as more information on specific situations becomes available, as the results of our remediation efforts become known, or as environmental regulations and laws change over time.
Workers’ Compensation Costs. We incur expenses in connection with workers’ compensation costs covering our employees and certain former employees. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for workers’ compensation claims for injuries that occurred during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated obligations. We estimate our workers’ compensation obligations on a case by case basis, in addition to consideration of the potential liability for claims incurred but not yet reported. Third party administrators assist us with estimating certain of these claims. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available, as performance trends change, and as new claims arise from new incidents of workplace injury.
Stock-Based Compensation. We determine the fair value of stock-based compensation awards using the Black-Scholes model. We use the simplified method described in SEC Staff Accounting Bulletin No. 107 for estimated lives of stock options and stock appreciation rights ("SARs"). Assumptions for the risk-free interest rate, expected volatility, and dividend yield are based on historical information and management estimates. These assumptions have a significant effect on the amount of recorded expense for stock-based compensation.
Goodwill. In accordance with Accounting Standards Codification ("ASC") 350, the Company performs annual impairment tests on goodwill in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. The impairment test is performed in a two step process. Step 1 involves estimating the fair values of the reporting units using a discounted cash flow analysis. We believe discounted cash flow analysis is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is commonly used when valuing businesses in our industry. We compare the estimated fair values based on discounted projected cash flows to the recorded values of net assets in the reporting units in order to determine whether impairment is indicated. If this Step 1 analysis indicates impairment, we perform a Step 2 analysis of goodwill and engage a third party valuation expert to assist us with the measurement of the impairment. If the recorded amount of any reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The projection of future cash flows is subject to assumptions, uncertainties, and estimates, and the actual future cash flows may differ significantly from these projections. The discounted cash flow method requires the estimation of future sales, profitability, and cash flow levels for each goodwill reporting unit. Estimated growth rates for revenues are based on historical growth rates, budgeted revenues, industry data, and management expectations based on knowledge of the businesses, customers, markets, and general economic conditions. Future expectations for profitability and cash flows are based on historical amounts and operating margins, budgeted profitability, management's knowledge of market and general economic conditions, various activities and initiatives either recently implemented or planned for implementation in the future, income tax rates currently in effect in the jurisdictions where the projected cash flows are expected to be generated, and expected levels of future capital expenditures. All of these assumptions are highly judgmental in nature, as they involve predictions about future events and circumstances. For example, many of the factors described in Item 1A, “Risk Factors”, could have a material adverse effect on these businesses and their future cash flows, and therefore on the assumptions used in the discounted cash flow projections. Changes in events, circumstances, or business and market conditions may occur in the future that could create under-performance relative to projected future cash flows, which could result in the recognition of additional goodwill impairment charges in the future.
In addition, the weighted average cost of capital used to discount the projected future cash flows to their net present value has a significant effect on the estimated fair value of each reporting unit being evaluated. The weighted average cost of capital assumption is a complex calculation that is based on identification of a set of representative companies considered to be potential market participants for each reporting unit, an assumed representative capital structure, market interest rates, a measure of the leveraged cost of equity capital, and the stock price volatility of the Company as well as other comparable companies.

During 2014, we did not recognize any goodwill impairment charges. However, in the fourth quarter of 2013, we recognized a pre-tax, non-cash charge of $22.8 million for the impairment of goodwill on two recent acquisitions. These goodwill impairment charges reflected reduced short-term expectations of sales, profitability, and cash flows at the related reporting units compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term expectations for these reporting units reflected actual performance in 2013, which was below management expectations, and the 2014 operating plans of both businesses developed during the fourth quarter of 2013, which indicated reduced near-term expectations of profitability and cash flows. Although management believes these reporting units will earn increased profitability in the longer term, accounting for goodwill under U.S. GAAP required these impairment charges be recognized at that time.
During 2014, we determined the estimated fair value of our goodwill reporting units in accordance with the above methodology. The following table presents a summary of the 2014 analysis of goodwill and additional information about the sensitivity of the analysis to changes in assumptions.

Goodwill Valuation Results and Sensitivity	Goodwill Reporting Unit
(Amounts in thousands)	FLAG Reporting Unit 1	FLAG Reporting Unit 2	FRAG Reporting Unit 1	FRAG Reporting Unit 2	CCF
Goodwill	$60,906	$3,267	$54,846	$23,215	$221
Percentage by which estimated fair value exceeds recorded net asset value of reporting unit	222.3%	19.6%	6.8%	8.7%	574.0%
Resulting percentage if projected cash flows were reduced by 10%, but no other assumptions were changed	190.1%	7.6%	(4.1)%	(2.1)%	506.6%
Resulting percentage if the discount rate was increased by 1%, but no other assumptions were changed	183.0%	5.5%	(6.7)%	(4.7)%	491.5%
As described above, the estimated fair values of goodwill reporting units are highly sensitive to changes in our assumptions. For certain reporting units, as shown in the preceding table, the percentage by which the estimated fair value exceeds the recorded net asset value is relatively low, and an adverse change in assumptions could result in a future goodwill impairment charge for that reporting unit.
Indefinite-Lived Intangible Assets Other than Goodwill. In accordance ASC 350, the Company performs annual impairment tests on intangible assets with indefinite lives in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. The impairment tests are performed by estimating the fair values of the intangible assets using a discounted cash flow analysis. Indefinite-lived intangible assets other than goodwill primarily consist of trade names and trademarks. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. We believe this method is an appropriate valuation technique because it has been our experience that this technique is generally used when valuing indefinite-lived intangible assets in our industry. This method requires us to estimate the future revenue for the sales of products under the related trade names and trademarks, determine an appropriate royalty rate for each trade name or trademark, and develop a weighted average cost of capital and discount rate to apply to the projected hypothetical cash flows. A discounted cash flow model is prepared based on these assumptions.
The projection of future cash flows is subject to assumptions, uncertainties, and estimates. The discounted cash flow method requires the estimation of future sales levels for products sold under each trade name intangible asset. Estimated growth rates for revenues are based on historical growth rates, budgeted revenues, industry data, and management expectations based on knowledge of the businesses, customers, markets, and general economic conditions. In addition, income tax rates currently in effect in the jurisdictions where the projected cash flows are expected to be generated are applied to the projected future cash flows. All of these assumptions are highly judgmental in nature, as they involve predictions about future events and circumstances. For example, many of the factors described in Item 1A, “Risk Factors”, could have a material adverse effect on these projected product sales and therefore on the assumptions used in the discounted cash flow method. Changes in events, circumstances, or business and market conditions may occur in the future that could create under-performance relative to projected future cash flows, which could result in the recognition of future impairment charges. In addition, and as discussed above, the weighted average cost of capital used to discount the projected future cash flows to their net present value has a significant effect on the estimated fair value of each intangible asset being evaluated.
In the third and fourth quarters of 2014, we recognized pre-tax, non-cash impairment charges totaling $21.1 million on trade name intangible assets. These impairment charges reflect reduced short-term expectations for sales and profitability of products sold under these trade names compared to the projected product sales and assumed profitability used in the original valuations.

The slower growth rates and reduced profitability are based on recent historical performance. Accordingly, we reduced the assumed royalty rates for certain of these trade names and that was the most significant factor leading to the 2014 impairment charges. Although management believes that sales and profitability for products sold under these trade names will improve in the longer term, accounting for indefinite-lived intangible assets under U.S. GAAP required these impairment charges be recognized at this time. In the fourth quarter of 2013, we recognized pre-tax non-cash impairment charges totaling $2.1 million on indefinite-lived intangible assets representing trade names.
As of the fourth quarter 2014 analysis, the percentage by which the estimated fair values exceed the recorded values of these indefinite-lived intangible assets ranged from a low of zero for the trade names for which fourth quarter 2014 impairment charges were recognized to a high of 142%. The weighted average excess of estimated fair value over recorded value for all indefinite-lived intangible assets following the recognition of the 2014 impairment charges was 5.8%. As described above, the estimated fair values of these indefinite-lived intangible assets are highly sensitive to changes in our assumptions. Any adverse changes in projected revenues, assumed royalty rates, discount rates, or income tax rates used in estimating the fair value of these intangible assets could result in the recognition of additional impairment charges. In addition, a change from indefinite-life to finite-life for any of these assets would most likely result in the recognition of additional impairment charges.
Post-Retirement Obligations. We determine our post-retirement obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the long-term rate of return on plan assets for those plans that are funded, the discount rate to be used in calculating the applicable benefit obligation, the assumed rate of compensation inflation, the assumed mortality factors to be applied, and the anticipated inflation trend on future health care costs. These assumptions are reviewed on an annual basis and consideration is given to market conditions, applicable market indices and benchmarks, in some cases custom developed indices, historical results, and changes in regulations, as well as to the requirements of ASC 715.
The net post-retirement obligation is included in employee benefit obligations on the Consolidated Balance Sheets. The total post-retirement obligations are reduced by the fair value of investment assets held in the related pension plan trusts. These pension assets consist of ownership interests in various mutual and commingled investment funds, which in turn hold investments in marketable debt and equity instruments and other investment assets, or in guaranteed insurance contracts. The fair value of these pension assets is determined in accordance with ASC 820. We determine the fair value of these assets by reference to quoted prices in active markets for identical assets and liabilities, where available (“Level 1”). Where Level 1 market prices are not available, we utilize significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations for which all significant assumptions are observable (“Level 2”). Finally, if neither Level 1 nor Level 2 measurements are available, we utilize significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities (“Level 3”) to determine the fair values of such pension assets.
The weighted average assumed rate of return on pension plan assets was 7.0% for 2014. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our 2014 target weighting, which is 22% equity investments, 72% debt investments, and 6% cash equivalents for the U.S. plan, and 62% equity and return seeking investments and 38% debt and liability hedging investments for the Canadian plan. Funding for our other pension plans is generally achieved through guaranteed insurance contracts. To validate the assumed return on assets assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most likely results. We believe these assumed rates of return are reasonable given the asset composition, long-term historic trends, and current economic and financial market conditions.
A weighted average discount rate assumption of 4.0% was used to determine our plan liabilities as of December 31, 2014. We believe these discount rates are reasonable, given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption we obtained published market indices and benchmarks for such bonds. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on hypothetical customized bond portfolios that more closely match the expected cash outflows of our benefit obligations. Our assumed discount rates are consistent with these customized bond portfolio rates of return and with the relevant market indices and benchmarks for similar debt securities.
We have assumed that health care costs will increase by 7% in 2015, 6.5% in 2016, and 6% in 2017, after which we assume a 0.25% per year reduction in the rate of health care cost increases until a level of 5% is reached. These assumptions are based on historical rates of inflation for health care costs and expectations for future increases in health care costs.
The application of assumed mortality rates can also significantly affect the projected benefit obligation and expense recognized on our post-employment benefit plans. The Company adopted new mortality rate tables during 2014, which increased the projected benefit obligations of the plans by a total of $15.0 million.

The funded status of our defined benefit pension plans can fluctuate widely due to changes in the interest rates used to determine the discounted benefit obligations, actual returns on invested assets, the amount of contributions made by the Company, changes in regulations concerning required funding and contributions, and changes in actuarial estimates. Due to voluntary contributions made by the Company to the U.S. pension plan and the current funded status, there is no required minimum contribution to this plan for 2015. However, required funding in future years for this and other retirement plans may increase significantly.
Our annual post-retirement expenses can be significantly impacted by changes in these assumptions. For example, a 1% change in the return on assets assumption would change annual pension expense by $2.4 million in 2015. A 1% decrease in the discount rate would increase pension expense by $5.9 million in 2015, and a 1% increase in the discount rate would decrease pension expense by $4.8 million in 2015. A 1% increase in the health care cost trend assumption for 2015 and beyond would increase annual post-retirement medical costs by approximately $0.1 million per year and a 1% decrease in the health care cost trend assumption for 2015 and beyond would decrease annual post-retirement medical costs by approximately $0.1 million a year.

Facility Closure and Restructuring Costs. Facility closure and restructuring costs are recognized and recorded at fair value as incurred. Such costs include severance and other costs related to employee terminations, impairment of PP&E, moving costs to relocate machinery, equipment, and inventory, and facility exit costs. Changes in our estimates could occur, and have occurred, due to changes in estimated uses for PP&E, revised estimates of fair value of PP&E, fluctuations in foreign currency exchange rates, unanticipated voluntary departures before severance payments were required, and differences between estimated and actual costs.
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
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2014, we have a deferred tax asset valuation allowance of $5.3 million, primarily related to state and foreign net operating loss carry forwards.
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
Forward Looking Statements
“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,” “intent,” “beliefs,” “plans,” “indications,” “estimates,”

“anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties, including those set forth in Item 1A, Risk Factors, and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates, rates of return, management’s intentions regarding debt repayments, capital expenditures, and contributions to post-retirement benefit plans involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.
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
Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate cap agreements that limit the maximum interest rate we can be charged on variable interest rate debt. As of December 31, 2014, all of our outstanding bank debt is subject to variable interest rates and all of our outstanding capital lease obligation principal is subject to fixed interest rates. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20%. Contracts covering a notional amount of $30.0 million of term loan principal for the period from June 2013 matured in December 2014. Additional contracts covering notional amounts of $100.0 million in term loan principal will mature in August 2016.
The interest rate under our senior credit facility consists of a margin applied to either LIBOR or a defined index rate. As of December 31, 2014, a 100 basis point increase in LIBOR for the duration of one year would have increased interest expense by approximately $4.6 million in 2014. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments.
Foreign Currency Exchange Risk. Under selling arrangements, many of our foreign sales are denominated in U.S. Dollars. However, during 2014, approximately 25.6% of our sales and 30.3% of our operating costs and expenses were transacted in foreign currencies. As a result, fluctuations in foreign currency exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency revenues, purchases, and expenses in Brazil, Canada, China, Europe, and Japan.
We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”) for contract manufacturing services performed on our behalf. We selectively hedge a portion of the anticipated payments and underlying local currency denominated manufacturing conversion and operating costs with Blount Canada that are subject to foreign exchange exposure, using zero-cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero-cost collar instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method under ASC 815 to determine the hedge effectiveness of our zero-cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates on the underlying manufacturing conversion and operating costs. As of December 31, 2014 and 2013, the total notional amount of such contracts outstanding was $35.9 million and $40.0 million, respectively. During 2014, 2013, and 2012 we recognized losses of $0.2 million, $0.5 million, and $0.1 million, respectively, from these contracts due to changes in fair value as of the maturity dates. We have not recognized any amount in earnings in the years ended December 31, 2014, 2013, or 2012 due to ineffectiveness of these Canadian Dollar hedging instruments.

We may, in the future, decide to manage additional exposures to currency exchange rate fluctuations through derivative products. The following table illustrates the estimated effect on our 2014 operating results of a hypothetical 10% change in major currencies, defined as the Brazilian Real, Canadian Dollar, Chinese RMB, Euro, and Japanese Yen, in which we conduct sales transactions and incur operating expenses.

Currency Exchange Rate Sensitivity	Effect of 10% Weaker U.S. Dollar – Increase (Decrease)
(Amounts in thousands)	Sales	Cost of Goods Sold	Operating Income
Brazilian Real	$3,285	$3,049	$(290)
Canadian Dollar	1,835	6,623	(5,165)
Chinese RMB	1,493	4,833	(3,678)
Euro	11,542	6,725	1,669
Japanese Yen	1,104	84	882
Commodity Price Risk. We secure raw materials primarily through a centrally administered supply chain organization. We also operate an Asian sourcing office in Suzhou, China. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price, and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk due to lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not entered into derivative instruments to hedge against the price volatility of any raw materials during 2014, 2013, or 2012.
Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing. We purchased approximately $92.0 million of steel in 2014, which was our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $9.2 million effect on pre-tax income in 2014. We utilize multiple suppliers to purchase steel. We estimate the impact to cost of goods sold in the Consolidated Statements of Income from changes in our cost of purchased steel was a decrease of $0.6 million from 2011 to 2012, a decrease of $4.9 million from 2012 to 2013, and an increase of $4.1 million from 2013 to 2014. From time to time, selling prices to certain of our customers have been adjusted based on changes in steel commodity costs. In addition to steel raw material, we also purchase components and sub-assemblies that are made with steel, and prices for these items are also subject to steel price volatility risk. We source many of our lawn and garden products, and our farm, ranch, and agriculture products, from Asia, in certain cases through brokers, and we anticipate expanding this practice in the future. We attempt to mitigate sourcing issues by securing multiple suppliers for products whenever practical.
Fluctuations in the cost of fuel used in transportation can affect the cost of freight we pay both for the acquisition of raw materials and for delivery of our products to our customers. In recent years, we have incurred energy surcharges from our freight vendors. We have on occasion passed a portion of these costs to our customers, but a portion of these costs have also reduced our gross profit. Our total freight cost in 2014 was $52.5 million, and a hypothetical 10% change in freight costs would have had an estimated $5.3 million effect on pre-tax income in 2014. We also use electricity and natural gas in the manufacture of our products and are subject to fluctuations in such utility costs. To date we have not undertaken any hedging activities against these energy-related exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blount International, Inc.:

We have audited the accompanying consolidated balance sheet of Blount International, Inc. and subsidiaries as of December 31, 2014 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Blount International, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blount International’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 16, 2015

The Board of Directors and Stockholders
Blount International, Inc.:

We have audited Blount International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Blount International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s failure to design and maintain effective (1) information technology general controls within its enterprise resource planning system and (2) controls pertaining to the control environment, monitoring activities, risk assessment, information and communication, and control activities components of Internal Control - Integrated Framework (1992) have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Blount International, Inc. and subsidiaries as of December 31, 2014 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Blount International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Portland, Oregon
March 16, 2015

To the Board of Directors and Stockholders of Blount International, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Blount International, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
April 22, 2014

CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012
Sales	$944,819	$900,595	$927,666
Cost of goods sold	669,703	658,633	671,451
Gross profit	275,116	241,962	256,215
Selling, general, and administrative expenses	187,054	173,516	170,535
Facility closure and restructuring costs	2,763	6,046	6,400
Impairment of acquired intangible assets	21,074	24,879	—
Operating income	64,225	37,521	79,280
Interest income	268	630	158
Interest expense	(17,439)	(18,467)	(17,364)
Other income (expense), net	4,700	(2,120)	(284)
Income before income taxes	51,754	17,564	61,790
Provision for income taxes	15,190	12,724	22,202
Net income	$36,564	$4,840	$39,588
Net income per share:
Basic	$0.74	$0.10	$0.81
Diluted	$0.73	$0.10	$0.79
Weighted average shares used in per share calculations:
Basic	49,652	49,478	49,170
Diluted	50,272	50,122	49,899
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net income	$36,564	$4,840	$39,588
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses)	(313)	13	(2,242)
Gains (losses) reclassified to net income	1,257	501	75
Unrealized gains (losses), net	944	514	(2,167)
Foreign currency translation adjustment	(11,175)	2,529	1,434
Pension and other post-employment benefit plans:
Gain from plan amendment	—	11,577	—
Net actuarial gains (losses)	(46,480)	24,317	(14,358)
Amortization of net actuarial losses	6,239	8,456	8,573
Amortization of prior service cost	(1,436)	(481)	(6)
Pension liability adjustment	(41,677)	43,869	(5,791)
Other comprehensive gain (loss), before tax	(51,908)	46,912	(6,524)
Income tax benefit (provision) on other comprehensive items	12,862	(15,068)	1,144
Other comprehensive gain (loss), net of tax	(39,046)	31,844	(5,380)
Comprehensive income (loss)	$(2,482)	$36,684	$34,208
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$27,254	$42,797
Accounts receivable, net	123,099	110,807
Inventories	163,572	156,955
Deferred income taxes	19,666	17,925
Prepaid expenses	11,542	11,156
Assets held for sale	7,200	7,680
Other current assets	10,478	9,033
Total current assets	362,811	356,353
Property, plant, and equipment, net	169,440	164,194
Deferred income taxes	3,022	456
Intangible assets, net	97,052	127,141
Goodwill	142,468	142,682
Other assets	18,877	25,525
Total Assets	$793,670	$816,351
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,131	$15,016
Accounts payable	52,690	43,009
Accrued expenses	77,229	70,431
Deferred income taxes	9	45
Total current liabilities	145,059	128,501
Long-term debt, excluding current maturities	369,072	422,972
Deferred income taxes	29,978	48,104
Employee benefit obligations	82,095	49,630
Other liabilities	9,909	12,744
Total liabilities	636,113	661,951
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 49,629,895 and 49,378,506 shares outstanding, respectively	496	494
Capital in excess of par value of stock	619,223	612,726
Accumulated deficit	(379,541)	(415,245)
Accumulated other comprehensive loss	(82,621)	(43,575)
Total stockholders’ equity	157,557	154,400
Total Liabilities and Stockholders’ Equity	$793,670	$816,351
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$36,564	$4,840	$39,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,425	33,479	28,586
Amortization	15,057	16,041	16,532
Stock-based compensation	4,924	5,607	5,592
Excess tax benefit from stock-based compensation	(33)	(302)	(1,187)
Asset impairment charges	23,028	27,351	—
Deferred income taxes	(10,832)	(5,686)	(7,589)
Change in uncertain tax positions	69	(1,736)	(369)
Loss on disposal of assets	475	779	955
Other non-cash charges, net	492	1,785	801
Changes in assets and liabilities, excluding acquisitions:
(Increase) decrease in accounts receivable	(15,952)	16,781	4,985
(Increase) decrease in inventories	(9,933)	17,561	(25,487)
(Increase) decrease in other assets	1,415	(8,460)	(781)
Increase (decrease) in accounts payable	8,673	(9,421)	2,579
Increase (decrease) in accrued expenses	7,987	(567)	(2,070)
Increase (decrease) in other liabilities	(11,400)	(997)	(9,699)
Net cash provided by operating activities	81,959	97,055	52,436
Cash flows from investing activities:
Purchases of property, plant, and equipment	(37,317)	(29,575)	(53,090)
Proceeds from sale of assets	225	164	198
Acquisitions, net of cash acquired	(2,663)	—	—
Discontinued operations	100	3,394	—
Net cash used in investing activities	(39,655)	(26,017)	(52,892)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	(39,500)	(60,000)	6,800
Repayment of term loan principal and capital lease obligations	(15,070)	(21,389)	(20,416)
Stock repurchase	(3,864)	—	—
Debt issuance costs	—	(1,576)	(1,115)
Excess tax benefit from stock-based compensation	33	302	1,187
Proceeds from stock-based compensation activity	5,925	804	1,152
Taxes paid under stock-based compensation activity	(656)	(479)	(122)
Net cash used in financing activities	(53,132)	(82,338)	(12,514)
Effect of exchange rate changes	(4,715)	3,830	1,119
Net decrease in cash and cash equivalents	(15,543)	(7,470)	(11,851)
Cash and cash equivalents at beginning of year	42,797	50,267	62,118
Cash and cash equivalents at end of year	$27,254	$42,797	$50,267
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2011	48,815	$488	$598,689	$(459,673)	$(70,039)	$69,465
Net income				39,588		39,588
Foreign currency translation adjustment					1,434	1,434
Unrealized losses					(2,167)	(2,167)
Actuarial losses					(14,358)	(14,358)
Amortization of net actuarial losses and prior service cost					8,567	8,567
Income tax benefit on other comprehensive income					1,144	1,144
Stock issued for options, SARs, and restricted stock	325	3	2,214			2,217
Stock compensation expense			5,592			5,592
Balance December 31, 2012	49,140	491	606,495	(420,085)	(75,419)	111,482
Net income				4,840		4,840
Foreign currency translation adjustment					2,529	2,529
Unrealized gains					514	514
Gain from plan amendment					11,577	11,577
Actuarial gains					24,317	24,317
Amortization of net actuarial losses and prior service cost					7,975	7,975
Income tax provision on other comprehensive income					(15,068)	(15,068)
Stock issued for options, SARs, and restricted stock	239	3	624			627
Stock compensation expense			5,607			5,607
Balance December 31, 2013	49,379	494	612,726	(415,245)	(43,575)	154,400
Net income				36,564		36,564
Foreign currency translation adjustment					(11,175)	(11,175)
Unrealized gains					944	944
Actuarial losses					(46,480)	(46,480)
Amortization of net actuarial losses and prior service cost					4,803	4,803
Income tax benefit on other comprehensive income					12,862	12,862
Repurchases of common stock	(241)	(2)	(3,002)	(860)		(3,864)
Stock issued for options, SARs, and restricted stock	492	4	4,575			4,579
Stock compensation expense			4,924			4,924
Balance December 31, 2014	49,630	$496	$619,223	$(379,541)	$(82,621)	$157,557
The Company holds 623,401 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business. The Company is a global manufacturer and marketer of equipment, accessories, and replacement parts sold to consumers and professionals in select end-markets, including the forestry, lawn and garden; farm, ranch, and agriculture; and construction sectors. The Company manufactures and markets branded products, serving professional loggers, arborists, construction workers, homeowners, equipment dealers, landscapers, farmers, rural land owners, and OEMs. The Company’s manufactured products include cutting chain, guide bars, and sprockets for chain saw use, lawnmower and other cutting blades, grass and crop cutting equipment, electric and gas-powered log splitters, tractor attachments, riding lawnmowers, and concrete cutting and finishing equipment. The Company maintains manufacturing facilities in the U.S., Brazil, Canada, China, and France. We also market and distribute other products and accessories closely aligned with the products that we manufacture, including cutting line and spools for line trimmers, safety equipment and clothing, small engine replacement parts, small tractor linkage parts and attachments, and other accessories used in the market sectors we serve. Many of the products we manufacture are sold to OEMs for use on new chain saws and landscaping equipment, or for private branding purposes, using the OEMs’ brands.
Basis of Presentation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and are prepared in conformity with U.S. GAAP. All significant intercompany balances and transactions have been eliminated.
Foreign Currency. For foreign subsidiaries whose operations are principally conducted in U.S. Dollars, monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate, while other assets (principally PP&E and inventories) are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the assets and liabilities of these operations are reflected as “other comprehensive income (loss)” in stockholders’ equity and in the Consolidated Statements of Comprehensive Income. Foreign currency transaction gains and losses from settling transactions denominated in currencies other than the U.S. Dollar are recognized in the Consolidated Statements of Income when realized.
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
Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $2.9 million and $3.1 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management’s estimate.
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

Property, Plant, and Equipment, Net. PP&E is stated at cost less accumulated depreciation and is depreciated under the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows:

Asset Category	Useful Life
Buildings and building improvements	10 to 40 years
Machinery and equipment	5 to 15 years
Furniture, fixtures, and office equipment	3 to 10 years
Tooling, jigs, and dies	3 to 5 years
Transportation equipment	3 to 5 years
Computers, servers, and software	3 to 5 years
Gains or losses on disposal are reflected in income. PP&E under capital lease is capitalized, with the related obligations stated at the principal portion of future lease payments. Interest cost incurred during the period of construction of plant and equipment is capitalized. Capitalized interest was $0.2 million in 2014, $0.2 million in 2013, and $0.5 million in 2012.
Goodwill. In accordance with ASC 350, the Company performs an annual impairment test on goodwill in the fourth quarter of each fiscal year, or when events occur or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The impairment tests are performed in a two-step process. In the first step, the fair values of the goodwill reporting units are estimated using a discounted projected cash flow method. This method requires that we estimate the future cash flows of the reporting unit and the weighted average cost of capital and discount rate. We believe the discounted projected cash flow method is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is commonly used when valuing businesses in our industry.
For each goodwill reporting unit, we compare the estimated fair value to the carrying value of net assets. If the carrying amount of any reporting unit’s net assets exceeds the implied fair value of that reporting unit, then impairment of the reporting unit's goodwill is indicated. If impairment of goodwill is indicated for a reporting unit, then a fair value analysis of that reporting unit's assets and liabilities, as of the measurement date, is prepared to determine the amount of impairment loss to be recognized on that reporting unit's goodwill. In the fourth quarter of 2013, we recognized pre-tax, non-cash goodwill impairment charges of $22.8 million. These goodwill impairment charges reflected reduced short-term expectations of sales, profitability, and cash flows at certain goodwill reporting units as of the fourth quarter of 2013, compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term expectations for these goodwill reporting units reflected actual performance in the fourth quarter of 2013, which was below management expectations, the 2014 operating plans developed during the fourth quarter of 2013, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. No goodwill impairment charges were recognized in the year ended December 31, 2014, nor were any goodwill impairment charges recognized prior to 2013.
Indefinite-Lived Intangible Assets Other than Goodwill. In accordance with ASC 350, the Company performs annual impairment tests on indefinite-lived intangible assets other than goodwill, consisting of trade names and trademarks, in the fourth quarter of each fiscal year, or when events occur or circumstances change that indicate that it is more likely than not that these assets may be impaired. The impairment tests are performed by estimating the fair values of the indefinite-lived intangible assets using a discounted projected cash flow model. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue from product sales, the appropriate royalty avoidance rate, and the discount rate for each indefinite-lived intangible asset. We believe the discounted cash flow model based on the relief of royalty method is an appropriate valuation technique because it has been our experience that this technique is generally used when valuing such assets. In addition, each reporting period the Company evaluates whether there have been any changes in events or circumstances that would indicate that the indefinite life is no longer appropriate.
In the third and fourth quarters of 2014, we recognized pre-tax, non-cash impairment charges totaling $21.1 million on trade name intangible assets reflecting reduced short-term expectations of sales and profitability for products sold under certain trade names, compared with assumptions used when the original acquisition accounting was prepared. In the fourth quarter of 2013 we also recognized pre-tax, non-cash impairment charges totaling $2.1 million on trade name intangible assets, reflecting reduced short-term expectations of sales for products sold under certain trade names compared with the assumptions used when the original acquisition accounting was prepared. The reduced short-term expectations for these trade names reflected actual performance in the preceding year, which was below management expectations, the operating plans developed in the fourth quarter of each year applicable to the following year, and the results of the Company's strategic planning process completed in the fourth quarter of 2013. No impairment charges on indefinite-lived intangible assets were recognized prior to 2013.

Finite-Lived Intangible Assets. In accordance with ASC 350-30-35-9, the Company evaluates the remaining useful lives of intangible assets being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. During 2013, two indefinite-lived intangible assets totaling $0.5 million in carrying value were switched to five year remaining useful lives based on this evaluation. Prior to converting these two indefinite-lived intangible assets to finite-lived intangible assets, they were tested for impairment and no impairment was indicated for either asset.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows from the asset or asset group. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. No impairment charges on finite-lived intangible assets were recognized in 2014, 2013, or 2012. Impairment charges of $1.2 million, $2.5 million, and $0.6 million were recognized on PP&E for the years ended December 31, 2014, 2013, and 2012 respectively, in conjunction with facility closure and restructuring activities. These impairment charges were determined by comparing the recorded value of the related assets with the projected undiscounted cash flows expected to be realized on each asset group. See Notes 3 and 5 for further discussion.
Deferred Financing Costs. The Company capitalizes costs incurred in connection with establishing or amending credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the straight line method, which approximates the effective interest rate method. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to other expense, and similarly adjusts the future amortization expense. See Note 6 for further discussion of deferred financing costs.
Income Taxes. In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, and includes the recorded balance in the liability for uncertain tax positions on the Consolidated Balance Sheets.
Product Liability. The Company monitors claims that relate to the alleged malfunction or defects of its products that may result in an injury to the equipment operator or others. The Company records an accrued liability and charge to cost of goods sold for its estimated obligation as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims develops.
Environmental Remediation Liabilities. The Company is conducting several testing, monitoring, and remediation efforts regarding environmental matters at certain of its current and former operating sites. In addition, from time to time, regulatory bodies and third parties have asserted claims to the Company alleging responsibility for environmental remediation. The Company records an accrued liability and charge to expense for its estimated cost of environmental remediation as situations are evaluated. The accrual may increase or decrease as new information is received, regulatory changes are enacted, or changes in estimate are developed.
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
Warranty. The Company offers certain product warranties with the sale of its products. An estimate of warranty costs is recognized at the time the related revenue is recognized and the warranty obligation is recorded as a charge to cost of goods sold and as a liability on the balance sheet. Warranty cost is estimated using historical customer claims, supplier performance, and new product performance.

Derivative Financial Instruments. The Company accounts for derivative financial instruments in accordance with ASC 815. The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and commodity prices. The Company’s risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate, and commodity price exposures. The policy specifies that derivatives are not to be used for speculative or trading purposes and formally designates the financial instruments used as a hedge of a specific underlying exposure or forecasted transactions. The Company formally assesses, both at inception and at least quarterly thereafter, using the hypothetical derivative method, whether the derivatives used qualify for hedge accounting and are effective at offsetting the related underlying exposure. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2014 and 2013, derivatives consisted of foreign currency hedge instruments and interest rate swap agreements, all of which were designated as cash flow hedges. The effective portion of changes in the fair value of hedging derivative instruments is recognized in other comprehensive income (loss) until the instrument is settled, at which time the gain or loss is recognized in current earnings. Any ineffective portion of changes in the fair value of hedging derivative instruments, should it occur, would be recognized immediately in earnings. See further information in Note 20.
Revenue Recognition. The Company recognizes revenue when persuasive evidence that a sales arrangement exists, title and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collectability is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company’s sales transactions. There are also a number of shipments for which revenue is not recognized until delivery has occurred due to the contractual terms of the transactions.
Shipping and Handling Costs. The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as revenue if billed to the customer, and as cost of goods sold if incurred by the Company, in accordance with ASC 605-45.
Sales Incentives. The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product, and cooperative advertising allowances. Many of the discounts are based on the volume of customer purchases. The estimated cost of such expenses is recorded at the time of revenue recognition. In accordance with ASC 605-50, sales discounts and volume rebates are recorded as a reduction to revenue, free product is recorded as cost of goods sold, and cooperative advertising allowances are recorded as SG&A. The provision for these incentives is deducted from accounts receivable,net on the Consolidated Balance Sheets, and totaled $9.9 million and $7.8 million as of December 31, 2014 and 2013, respectively.
Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are estimated and accrued over the period the revenues are recognized. Advertising costs were $10.7 million, $9.0 million, and $12.5 million for 2014, 2013, and 2012, respectively.
Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials, overhead, and outside services. These costs were $16.1 million, $15.2 million, and $16.0 million for 2014, 2013, and 2012, respectively, and are included in SG&A in the Consolidated Statements of Income.

Reclassifications. Certain immaterial amounts in the prior period footnotes have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements. In February 2013, the FASB issued new guidance on the presentation of amounts reclassified out of accumulated other comprehensive income or loss. This guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, significant amounts reclassified from each component of accumulated other comprehensive income or loss and the income statement line items affected by the reclassification. This revised guidance was effective on January 1, 2013. See Note 15 for this additional disclosure.
NOTE 2: ACQUISITIONS

2014 Acquisition of Pentruder Inc.

On January 29, 2014, we acquired Pentruder Inc. ("Pentruder") and became the exclusive distributor of Pentruder high-performance concrete cutting systems in North and South America. Pentruder operates a distribution center in Chandler, Arizona, and is reported within the Corporate and Other category as part of the Company's CCF equipment business. Intangible assets totaling $5.2 million were recorded in conjunction with this acquisition, consisting of a distribution agreement, a non-compete agreement, and goodwill. The distribution agreement is being amortized over a 7 years useful life and the non-compete agreement is being amortized over a 5 years useful life.

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

During 2014, the Company consolidated its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and closed a small blade facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve manufacturing and distribution efficiencies. During the twelve months ended December 31, 2014, we recognized direct costs of $1.6 million associated with this plant closure and consolidation. These costs represented severance, asset impairment charges, lease exit costs, and moving expenses for equipment and inventories. As of December 31, 2014, all accrued severance expense had been paid, and the Company does not expect to incur additional costs on this facility consolidation.

During 2013 and 2014, the Company consolidated its two manufacturing facilities in Portland, Oregon to further improve efficiencies. We incurred charges of $1.2 million in the year ended December 31, 2014 and $8.2 million in the year ended December 31, 2013. These costs consisted of impairment and accelerated depreciation on PP&E, moving expenses for equipment and inventory, and severance costs. Of these costs, $2.2 million was reported in cost of goods sold in the year ended December 31, 2013. As of December 31, 2014, all accrued severance expense had been paid, and the Company does not expect to incur additional costs on this facility consolidation.

During 2012, we completed certain actions to consolidate our operations in the U.S. In Kansas City, Missouri, we moved into a new, larger North American distribution center, and closed our previous distribution center in that city. In Golden, Colorado, we closed our assembly, warehouse, and distribution operations and consolidated those functions into the new North American distribution center in Kansas City. Direct costs associated with these two actions were $7.4 million in the year ended December 31, 2012. These costs consisted of lease exit costs, impairment and accelerated depreciation charges on PP&E, temporary labor costs associated with moving inventory items and stabilizing distribution center operations, expenses to move inventory and equipment, and rent expense on duplicate facilities during the transition period. Of these total costs, $1.0 million was reported in cost of goods sold in the year ended December 31, 2012. There were no charges related to these activities in the years ended December 31, 2013 or December 31, 2014.
NOTE 4:  INVENTORIES
Inventories consisted of the following:

Inventories	December 31,
(Amounts in thousands)	2014	2013
Raw materials and supplies	$21,119	$21,476
Work in progress	19,616	19,400
Finished goods	122,837	116,079
Total inventories	$163,572	$156,955
NOTE 5:  PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following:

Property, Plant, and Equipment	December 31,
(Amounts in thousands)	2014	2013
Land	$6,331	$6,371
Buildings and improvements	72,840	73,315
Machinery and equipment	305,429	290,663
Furniture, fixtures, and office equipment	48,582	43,702
Construction or equipment acquisitions in progress	24,470	19,308
Accumulated depreciation and amortization	(288,212)	(269,165)
Total property, plant, and equipment, net	$169,440	$164,194
In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon would be consolidated into one location to further improve efficiencies. The land and building vacated by this action is presented as assets held for sale on our Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013. Assets held for sale were adjusted to estimated fair value using Level 3 inputs under the fair value hierarchy defined in ASC 820. See Note 11 for a description of the framework for measuring fair value and Levels 1, 2, and 3. In conjunction with marketing the property for sale, we recognized non-cash impairment charges of $0.5 million in the fourth quarter of 2014, reported in other income (expense), net, and $2.0 million in the third quarter of 2013, reported in facility closure and restructuring costs, to adjust the carrying value to estimated net realizable value. See Note 3 for discussion of facility closure and restructuring costs.
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

Deferred Financing Costs	Year Ended December 31,
(Amounts in thousands)	2014	2013
Beginning balance	$5,195	$5,495
Financing costs deferred	—	1,496
Amortization	(1,948)	(1,796)
Ending balance	$3,247	$5,195
Amortization expense, assuming no further cost deferrals or prepayments of principal, is expected to be as follows:

Deferred Financing Costs Amortization	Expected Annual
(Amounts in thousands)	Amortization
2015	1,948
2016	1,299
Total scheduled amortization	$3,247
NOTE 7:  INTANGIBLE ASSETS, NET
The following table summarizes intangible assets:

		December 31, 2014		December 31, 2013
Intangible Assets	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Carrying Amount	Amortization	Carrying Amount	Amortization
Goodwill	Indefinite	$142,468	$—	$142,682	$—
Trademarks and trade names	Indefinite	37,128	—	58,814	—
Total with indefinite lives		179,596	—	201,496	—
Distribution and non-compete agreements	2 - 7	6,092	1,789	1,112	1,064
Patents	11 - 13	5,320	2,422	5,320	1,988
Manufacturing technology	1	2,415	2,415	2,639	2,639
Trademarks and trade names	1 - 5	497	420	549	18
Customer relationships	10 - 19	106,754	54,108	107,633	43,217
Total with finite lives		121,078	61,154	117,253	48,926
Total intangible assets		$300,674	$61,154	$318,749	$48,926

Certain of the Company's acquired trademark and trade name intangible assets are assigned indefinite useful lives. In accordance with ASC 350, the Company performs an impairment analysis of indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. During 2014, the Company recognized a non-cash impairment charge of $21.1 million on certain indefinite-lived intangible assets related to trade names used in the FRAG segment. This impairment charge was based on revised lower short-term expectations about future product sales and profitability for specific brand names, and a corresponding reduction in the estimated royalty rates. A discounted cash flow model using the relief from royalty method was used to measure the estimated fair value of these assets.

During 2013, the Company recognized impairment charges totaling $24.9 million on goodwill and indefinite-lived intangible assets related to certain trade names. The Company recognized non-cash impairment charges of $20.9 million in the FRAG segment and $1.9 million in the FLAG segment on goodwill. In addition, the Company recognized non-cash impairment charges of $1.4 million in the FLAG segment and $0.7 million in the FRAG segment on indefinite-lived intangible assets related to trade names. Prior to 2013, no impairment charges had been recognized on intangible assets.

Determining the fair value of goodwill and other indefinite-lived intangible assets is a complex process involving the discounting of projected future cash flows to present value. The process involves numerous significant assumptions about future events and is highly judgmental in nature. For certain of the Company's goodwill reporting units, the estimated fair value exceeds the recorded value of net assets by a limited amount. For certain of the Company's indefinite-lived intangible assets other than goodwill, the excess of estimated fair value over recorded value is also limited. Significant adverse developments or changes in assumptions related to these goodwill reporting units or other intangible assets could result in additional impairment charges being recognized in the future. See additional information in Note 1.

The estimated fair value of goodwill and other intangible assets was determined using Level 3 inputs at the acquisition date. Subsequent measurements of estimated fair value are also determined using Level 3 inputs. See Note 11 for a description of the framework for measuring fair value and Levels 1, 2, and 3. As of December 31, 2014, $26.8 million of indefinite-lived intangible assets, other than goodwill, are carried on the consolidated balance sheet at a recently determined fair value using Level 3 inputs. As of December 31, 2014, a total of $38.2 million of goodwill is deductible for tax purposes and is being amortized on the U.S. tax return. The accumulated tax amortization on this deductible goodwill was $33.8 million at December 31, 2014.

Amortization expense for intangible assets included in the Consolidated Statements of Income was as follows:

Amortization Expense for Intangible Assets	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Amortization expense	$13,109	$14,245	$15,196
Amortization expense for these intangible assets is expected to total $11.3 million in 2015, $9.9 million in 2016, $8.2 million in 2017, $6.9 million in 2018, and $5.8 million in 2019.
NOTE 8:  ACCRUED EXPENSES
Accrued expenses consisted of the following:

Accrued Expenses	December 31,
(Amounts in thousands)	2014	2013
Salaries, wages, incentive compensation, and related withholdings	$33,280	$24,496
Accrued taxes	6,912	7,352
Employee benefits	5,800	5,448
Accrued customer incentive programs	5,509	5,301
Accrued advertising costs	5,504	6,036
Accrued professional services fees	3,532	7,167
Product liability reserves	3,079	3,272
Bank recourse obligation	2,220	1,317
Accrued freight	2,153	1,265
Unrealized loss on derivative instruments	2,032	2,080
Product warranty reserve	1,473	1,741
Accrued interest	1,214	155
Other	4,521	4,801
Total accrued expenses	$77,229	$70,431

NOTE 9:  DEBT
Debt is summarized as follows:

Debt	As of December 31,
(Amounts in thousands)	2014	2013
Revolving credit facility	$135,500	$175,000
Term loans	245,453	260,107
Capital lease obligations	3,250	2,881
Total debt	384,203	437,988
Less current maturities	(15,131)	(15,016)
Long-term debt, excluding current maturities	$369,072	$422,972
Weighted average interest rate at end of period	2.70%	2.68%
The Company has entered into a series of interest rate swap contracts that fixed the interest rate the Company pays at between 3.30% and 4.20% on $130.0 million of the term loan principal. The interest rate swaps went into effect in June 2013 and mature on varying dates between December 2014 and August 2016. A total of $30.0 million of interest rate swap contracts with a weighted average interest rate of 3.32% matured on 12/1/2014. The remaining $100.0 million of interest rate swap contracts outstanding at December 31, 2014 have a weighted average interest rate of 4.18% and will mature on August 31, 2016. The weighted average interest rate on all debt outstanding at December 31, 2014, including the effect of the interest rate swaps, is 3.09%. See Note 20 for further discussion of the interest rate swaps.
Senior Credit Facility. The Company, through its wholly-owned subsidiary, Blount, Inc., maintains a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of December 31, 2014 and 2013, the senior credit facility consisted of a revolving credit facility and a term loan.
August 2012 Amendment of Senior Credit Facility. On August 3, 2012, the senior credit facility was amended to modify the maximum leverage ratio covenant, as defined below. Certain other minor modifications to the credit agreement were also made. The Company incurred $1.2 million in fees and transaction costs in connection with this amendment, of which $42 thousand was expensed in the Consolidated Statement of Income, and the remainder was deferred to be amortized over the remaining term of the credit facility.
May 2013 Amendment of Senior Credit Facility. On May 3, 2013, the senior credit facility was amended to modify the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant, as defined below. The amendment also included a mechanism that allows for adjustment to interest rates if the leverage ratio exceeds certain limits and made certain other modifications to the credit agreement. The Company incurred $1.6 million in fees and transaction costs in connection with this amendment, of which $0.1 million was expensed in the Consolidated Statement of Income, and the remainder was deferred to be amortized over the remaining term of the credit facility.
March 2014 Amendment of Senior Credit Facility. On March 28, 2014, the senior credit facility was amended to extend the due date to provide audited financial statements for the year ended December 31, 2013 by an additional 60 days to May 30, 2014. The Company incurred no fees or transaction costs in connection with this amendment and provided its audited financial statements within the required deadline.
Terms of Senior Credit Facility as of December 31, 2014. The revolving credit facility provides for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2014, the Company had the ability to borrow an additional $188.8 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at LIBOR plus 2.50% or at an index rate, as defined in the credit agreement, plus 1.50% if the Company's maximum leverage ratio is less than 4.00, LIBOR plus 3.00% or at the index rate plus 2.00% if the Company's maximum leverage ratio is greater than or equal to 4.00 but less than 4.50, and LIBOR plus 3.50% or at the index rate plus 2.50% if the maximum leverage ratio is 4.50 or higher. As of December 31, 2014, the Company's leverage ratio was 2.69. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal is due in its entirety on the maturity date of August 31, 2016.
The term loan bears interest under the same terms as the revolving credit facility. The term loan also matures on August 31, 2016 and requires quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan may not be re-borrowed.

The amended and restated senior credit facility contains financial covenants, including, as of December 31, 2014:

•
Minimum fixed charge coverage ratio, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.15 through the maturity date.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio was set at 4.60 through December 31, 2013, 4.35 through March 31, 2014, 4.25 through June 30, 2014, 4.00 through December 31, 2014, and is set at 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. There are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances. In the opinion of management, we were in compliance with all financial covenants as of December 31, 2014. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.
The amended and restated senior credit facility may be prepaid at any time without penalty. There can also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as determined under the credit agreement. During the quarter ended June 30, 2013, an additional principal payment of $6.3 million was made on the term loan resulting from 2012 excess cash flow generation. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.
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
Minimum principal payments required under the revolving credit facility borrowings and term loan are as follows:

Minimum Principal Payments on Bank Debt
(Amounts in thousands)	Payments
2015	$14,654
2016	366,299
Total debt	$380,953
Capital Lease Obligations. The Company has entered into various equipment and building leases which are classified as capital leases under U.S. GAAP. All current capital leases have terms ending in 2019. Minimum annual lease payments total $0.6 million. The weighted average implied interest rate on our capital leases is 4.4%, and the imputed interest over the remaining terms of the lease obligations is $0.5 million. The equipment lease terms include early buyouts after five and six years, at the Company's option, at the fair value of the equipment at that time. The leased assets and the lease obligation were recorded at their fair values on the Consolidated Balance Sheets at the commencement of each lease term.

Future minimum lease payments under capital leases are as follows:

Minimum Lease Payments Under Capital Leases
(Amounts in thousands)	Total Payments
2015	$620
2016	620
2017	620
2018	774
2019	1,071
Total payments under capital leases	3,705
Less amount representing imputed interest	(455)
Present value of net minimum lease payments	3,250
Less current maturities of capital lease obligations	(477)
Long-term capital lease obligations, net of current maturities	$2,773
NOTE 10: INCOME TAXES
The provision (benefit) for income taxes was as follows:

Provision (Benefit) for Income Taxes	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Current:
Federal	$12,934	$8,407	$15,781
State	1,459	683	1,685
Foreign	11,629	9,320	12,325
Deferred:
Federal	(9,860)	(6,908)	(6,598)
State	(1,474)	389	(582)
Foreign	502	833	(409)
Provision for income taxes	$15,190	$12,724	$22,202
The Company also recorded the following deferred tax amounts directly to the components of stockholders’ equity:

Deferred Taxes Recorded Directly to Stockholders' Equity	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Pension liability adjustment	$13,222	$(14,895)	$340
Change in unrealized losses (gains)	(360)	(173)	804
Stock options exercised and forfeited	(690)	302	1,187
Income from continuing operations before income taxes was as follows:

Income (Loss) Before Income Taxes	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Income (loss) before income taxes:
Domestic	$14,128	$(9,568)	$28,122
Foreign	37,626	27,132	33,668
Income before income taxes	$51,754	$17,564	$61,790
Domestic income (loss) before income taxes was reduced by facility closure and restructuring charges of $2.8 million, $8.2 million, and $7.4 million in the years ended December 31, 2014, 2013, and 2012, respectively. Such activities and costs were undertaken in domestic locations only. In addition, income (loss) before income taxes was further reduced by domestic impairment charges on acquired intangible assets of $21.1 million and $21.7 million recognized in the years ended December 31, 2014 and 2013, respectively. Foreign income before income taxes in the year ended December 31, 2013 was reduced by an impairment charge on acquired intangible assets of $3.2 million, as well as decreased sales in our FLAG segment, primarily in Canada and China.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate is presented below.

U.S. Federal Statutory Rate Reconciliation	Percent of Income Before Tax
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	(3.1)	(11.4)	(2.6)
Impairment of non-deductible goodwill	—	39.0	—
Foreign withholding taxes	3.0	5.9	1.2
Foreign, state, and research tax credits	(6.3)	(1.6)	—
State income taxes, net of federal tax benefit	0.8	5.8	1.4
Domestic manufacturing deduction	(1.5)	(2.3)	(1.1)
Effect of state tax rate changes on deferred taxes	(0.5)	0.8	—
Change in uncertain tax positions	0.1	(9.9)	(0.6)
Other	0.9	(1.4)	(0.2)
Effective income tax rate before valuation allowance	28.4	59.9	33.1
Change in valuation allowance	1.0	12.5	2.8
Effective income tax rate	29.4%	72.4%	35.9%
The tax rates that apply to our foreign locations can differ significantly from our domestic income tax rate and are generally lower than the corporate tax rate in the U.S. Also, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from year to year. Different allocations in the proportional taxable income among jurisdictions from year to year can also affect the impact of state income taxes. Changes in estimated tax contingencies and valuation allowances can also significantly impact our effective tax rate from year to year.
In 2014, income tax expense was decreased by $3.0 million from the recognition of foreign tax credits. In 2013, income tax expense was increased by $6.8 million due to non-deductible goodwill impairment charges recognized for book purposes, and $2.2 million to increase a valuation allowance against certain deferred tax assets arising from foreign NOL carry forwards. Partially offsetting these 2013 increases was a $1.7 million income tax benefit for the net release of previously provided income tax expense on uncertain tax positions. In 2012, we recognized income tax expense of $1.9 million to increase a valuation allowance against certain deferred tax assets arising from foreign NOL carry forwards.
The components of deferred income taxes applicable to temporary differences at December 31, 2014 and 2013 are as follows:

Components of Deferred Income Taxes	December 31,
(Amounts in thousands)	2014	2013
Deferred tax assets:
Employee benefits and compensation	$34,875	$25,992
Other accrued expenses	13,783	14,138
State NOL carry forwards	451	505
Foreign temporary differences	9,202	6,332
Gross deferred tax assets	58,311	46,967
Less valuation allowance	(5,270)	(4,753)
Deferred tax assets, net of valuation allowance	53,041	42,214
Deferred tax liabilities:
PP&E asset basis differences	(14,774)	(15,042)
Intangible asset basis differences	(43,729)	(53,134)
Foreign NOL carry forwards and temporary differences	(1,837)	(3,806)
Total deferred tax liabilities	(60,340)	(71,982)
Net deferred tax liability	$(7,299)	$(29,768)
Foreign deferred tax assets include NOL carry forwards, temporary differences related to retirement plans, and other differences. As of December 31, 2014, our foreign NOL carry forwards were $12.8 million. Certain of these foreign NOL carry forwards expire at various dates beginning in 2017, while others have an indefinite carry forward period subject to annual limitations. As of December 31, 2014, our state NOL carry forwards were $9.8 million, and will expire at various dates on an on-going basis.

We maintain a valuation allowance for certain of our foreign and state deferred tax assets, reflecting management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses, and tax credit carry forwards prior to expiration. As of December 31, 2014, we have a deferred tax asset valuation allowance of $5.3 million, primarily related to state and foreign net operating loss carry forwards. The current year increase in the valuation allowance is attributable to the current year’s tax loss in foreign jurisdictions, where the Company has a history of pre-tax losses in recent years, partially offset by the expiration of certain unused state NOL carry forwards.
The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2008 are closed to Internal Revenue Service (the "IRS") examination. During 2013, IRS completed its field examination of the Company’s federal income tax returns, and a partial settlement was reached for the years 2008 - 2010, which are effectively settled except for one issue. The IRS issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved issue. We filed a protest to initiate the IRS Appeals process and have also applied to U.S. and Belgium competent authorities to resolve this matter.
In 2009, the Company entered into a Bilateral Advance Pricing Agreement (“BAPA”) with the Canada Revenue Agency (“CRA”) and the IRS for the years 2002 - 2011. In 2013, the CRA and IRS agreed to extend the BAPA to all tax years through 2016, providing relative certainty with respect to transfer pricing between the Company’s U.S. and Canada subsidiaries.
U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings indefinitely. It is not practicable to determine the unrecognized deferred U.S. income tax liability that would be payable if such earnings were repatriated. As of December 31, 2014, undistributed earnings of international subsidiaries were approximately $241.4 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits on uncertain tax positions is as follows:

Unrecognized Tax Benefits	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Balance at beginning of period	$3,046	$5,783	$6,454
Increase (decrease) for positions taken during a prior period	(10)	(112)	—
Increase (decrease) for positions taken during the current period	185	1,800	(384)
Settlements	—	(4,085)	—
Statute of limitations expirations	(76)	(340)	(287)
Balance at end of period	$3,145	$3,046	$5,783
These unrecognized tax benefits on uncertain tax positions are included in other liabilities on the Consolidated Balance Sheets and would affect the Company's effective tax rate if recognized. Based on current information, in the opinion of management, the ultimate disposition of unrecognized tax benefits will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations. However, the ultimate resolution of the Company’s global tax uncertainties could differ significantly from management’s expectations. Based on the potential outcome of these uncertainties or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months. However, at this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $0.3 million and $0.2 million of interest and penalties accrued related to unrecognized tax benefits as of December 31, 2014 and 2013, respectively. Income tax expense (benefit) related to interest and penalties on unrecognized tax benefits of $0.1 million, $1.4 million, and $(0.3) million, respectively, was recognized in the years ended December 31, 2014, 2013, and 2012.
NOTE 11: RETIREMENT PLANS
Funded Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees and former employees in the U.S. The U.S. plan was frozen effective January 1, 2007, and employees who were participants in that plan on that date ceased accruing additional benefits. New employees are not eligible to participate in this U.S. plan. All retirement benefits accrued up to the time of the freeze were preserved.

The changes in benefit obligations, plan assets, and funded status of these plans for the years ended December 31, 2014 and 2013 were as follows:

Funded Defined Benefit Pension Plan Obligations	Year Ended December 31,
(Amounts in thousands)	2014	2013
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(239,595)	$(259,617)
Service cost	(4,277)	(5,112)
Interest cost	(10,909)	(10,348)
Actuarial gains (losses)	(44,480)	22,397
Benefits and plan expenses paid	15,179	13,085
Projected benefit obligations at end of year	(284,082)	(239,595)
Change in plan assets:
Fair value of plan assets at beginning of year	222,627	218,695
Actual return on plan assets	18,075	9,492
Company contributions	12,504	7,525
Benefits and plan expenses paid	(15,179)	(13,085)
Fair value of plan assets at end of year	238,027	222,627
Net funded status - non-current liabilities on Consolidated Balance Sheets	$(46,055)	$(16,968)
The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2014 and 2013 totaled $262.7 million and $215.7 million, respectively.
The fair value of plan assets was as follows:

Fair Value of Plan Assets	December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$13,675	$13,675	$—	$—
Guaranteed insurance contracts	3,442	—	—	3,442
U.S. large cap equity securities	27,970	—	27,970	—
U.S. small and mid cap equity securities	7,794	—	7,794	—
International equity securities	40,249	—	40,249	—
Emerging markets equity securities	3,664	—	3,664	—
U.S. debt securities	109,240	—	109,240	—
International debt securities	31,982	—	31,982	—
Hedge funds	11	—	—	11
Total fair value of plan assets	$238,027	$13,675	$220,899	$3,453

Fair Value of Plan Assets	December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$2,327	$2,327	$—	$—
Guaranteed insurance contracts	3,348	—	—	3,348
U.S. large cap equity securities	27,646	—	27,646	—
U.S. small and mid cap equity securities	7,765	—	7,765	—
International equity securities	40,142	—	40,142	—
Emerging markets equity securities	3,636	—	3,636	—
U.S. debt securities	101,828	—	101,828	—
International debt securities	30,686	—	30,686	—
Hedge funds	5,249	—	—	5,249
Total fair value of plan assets	$222,627	$2,327	$211,703	$8,597

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
The financial statements of the funds are audited annually by independent accountants. The value of the underlying investments is determined by the investment manager based on the estimated fair value of the various holdings of the portfolio as reported in the financial statements at net asset value. The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the funds believe their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The assets of these plans are invested in various investment securities. There were no significant concentrations of investment risk in plan assets. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amount of plan assets.
There were no significant transfers among assets in Levels 1, 2, and 3, except for amounts moved from Levels 2 and 3 to Level 1, money market mutual funds, for the purpose of making cash disbursements for plan expenses and benefit payments. The Level 1 and Level 2 plan assets above may generally be redeemed with 5 or fewer days’ notice. The Level 3 plan assets above may be redeemed with a minimum of 30 days’ notice and after certain other conditions are met.
The change in fair value of Level 3 plan assets was as follows:

Change in Fair Value of Level 3 Plan Assets	Year Ended December 31,
(Amounts in thousands)	2014	2013
Fair value at beginning of year	$8,597	$8,771
Actual return on assets:
Relating to assets still held at end of year	93	(174)
Relating to assets sold during the year	(543)	—
Purchases, sales, and settlements	(4,694)	—
Transfers from Level 3 to Level 1	—	—
Fair value at end of year	$3,453	$8,597
The projected benefit payments for these plans over the next ten years are estimated as follows:

Projected Benefit Payments
(Amounts in thousands)	Estimated Benefit Payments
2015	$13,423
2016	14,383
2017	13,867
2018	13,123
2019	14,656
2020 – 2024	108,419
Total estimated benefit payments over next ten years	$177,871

The Company annually contributes the minimum amounts required by pension funding regulations. From time to time, the Company also makes additional voluntary contributions to these plans in order to increase the funding levels and reduce the amount of required future contributions, as well as to reduce the amount of interest expense recognized on the unfunded liability of these plans. During the year ended December 31, 2014, the Company made a voluntary contribution of $5.0 million to the U.S. pension plan. The Company expects to contribute approximately $5.8 million to its funded defined benefit pension plans during 2015.

Unfunded Retirement Plans
The Company sponsors various supplemental non-qualified retirement plans covering certain employees and former employees in the U.S., and additional unfunded retirement plans in France and Japan. Three of the U.S. based plans were frozen effective January 1, 2007, and employees who were participants in these non-qualified plans on that date ceased accruing additional benefits. New employees are not eligible to participate in these U.S. plans. All retirement benefits accrued up to the time of the freeze were preserved.

The changes in benefit obligations and funded status of these unfunded plans for the years ended December 31, 2014 and 2013 were as follows:

Unfunded Retirement Plans	Year Ended December 31,
(Amounts in thousands)	2014	2013
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(7,143)	$(7,602)
Service cost	217	(55)
Interest cost	(251)	(234)
Actuarial gains (losses)	(1,332)	106
Benefits and plan expenses paid	707	642
Projected benefit obligations at end of year	(7,802)	(7,143)
Net unfunded status at end of year	$(7,802)	$(7,143)

Current liabilities	$(596)	$(649)
Non-current liabilities	(7,206)	(6,494)
Net liability recognized on the Consolidated Balance Sheets	$(7,802)	$(7,143)

The Company accounts for its retirement plans in accordance with ASC 715. The net obligation is included in accrued expenses and employee benefit obligations on the Consolidated Balance Sheets.
Periodic Benefit Cost and Other Comprehensive Loss
The components of net periodic benefit cost and other comprehensive loss, and the weighted average assumptions used in accounting for funded and unfunded pension benefits, are as follows:

Pension Benefits	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$4,359	$5,214	$3,937
Interest cost	11,160	10,583	10,708
Expected return on plan assets	(15,052)	(15,414)	(14,482)
Amortization of actuarial losses	5,599	7,521	7,226
Total net periodic benefit cost recognized	$6,066	$7,904	$7,389
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$36,957	$(24,487)	$8,237
Total recognized in accumulated other comprehensive loss	$36,957	$(24,487)	$8,237
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	4.8%	4.2%	4.7%
Discount rate used to determine year end benefit obligations	4.0%	4.8%	4.2%
Expected return on assets used to determine net periodic benefit cost	7.0%	7.3%	7.6%
Expected rate of compensation increase	3.0%	3.0%	3.0%

Actuarial losses of $9.8 million included in accumulated other comprehensive loss are expected to be recognized as a component of net periodic benefit cost in 2015.
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

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering timing of expected cash flows. For the U.S. retirement plan, the allocation of pension plan assets totaling $162.7 million and $148.6 million as of December 31, 2014 and 2013, respectively, and the current target allocation as of December 31, 2014 are as follows:

	Percentage of Plan Assets
	2014 Target Allocation	Actual Allocation as of December 31,
U.S. Plan Asset Allocation		2014	2013
Money market mutual funds	5.5%	8.4%	1.5%
U.S. large cap equity securities	10.0%	9.5%	10.4%
U.S. small/mid cap equity securities	5.0%	4.8%	5.2%
International equity securities	6.5%	6.2%	6.8%
Emerging markets equity securities	1.0%	1.0%	1.0%
U.S. debt securities	69.0%	67.2%	68.6%
International debt securities	3.0%	2.9%	3.0%
Hedge funds	—%	—%	3.5%
For the Canadian retirement plan the allocation of pension plan assets totaling $71.9 million and $70.7 million as of December 31, 2014 and 2013, respectively, and the current target allocation as of December 31, 2014 are as follows:

	Percentage of Plan Assets
	2014 Target Allocation	Actual Allocation as of December 31,
Canadian Plan Asset Allocation		2014	2013
U.S. large cap equity securities	17.0%	17.3%	17.3%
International equity securities	42.0%	41.9%	42.6%
Emerging markets equity securities	3.0%	2.9%	3.0%
International debt securities	38.0%	37.9%	37.1%

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
Total expense recognized for these defined contribution plans was as follows:

Defined Contribution Plan Expense	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Expense	$8,966	$9,091	$8,653

NOTE 12: OTHER POST-EMPLOYMENT BENEFIT PLANS
The Company sponsors two unfunded post-retirement medical programs covering many of its current and former employees in the U.S. and one post-retirement death benefit plan covering a limited number of former employees. The changes in benefit obligations and funded status of these plans for the years ended December 31, 2014 and 2013, were as follows:

Other Post-Retirement Benefits	Year Ended December 31,
(Amounts in thousands)	2014	2013
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(25,046)	$(44,009)
Service cost	(173)	(292)
Interest cost	(1,116)	(1,423)
Participant contributions	(263)	(2,246)
Actuarial gains (losses), net	(3,924)	7,352
Benefits and plan expenses paid	2,269	3,995
Effect of plan amendment	—	11,577
Projected benefit obligations at end of year	$(28,253)	$(25,046)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	2,006	1,749
Participant contributions	263	2,246
Benefits and plan expenses paid	(2,269)	(3,995)
Fair value of plan assets at end of year	—	—
Net unfunded status at end of year	$(28,253)	$(25,046)
Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(1,626)	$(1,873)
Non-current liabilities	(26,627)	(23,173)
Total liability recognized on the Consolidated Balance Sheets	$(28,253)	$(25,046)
In August 2013, the Company amended the larger of its two U.S. post-retirement medical benefit plans and changed the method of providing benefits under that plan to a Health Reimbursement Account for retirees over age 65. The amendment was effective January 1, 2014. This plan amendment resulted in an $11.6 million net reduction in the unfunded accumulated benefit obligation included in employee benefit obligations and accrued expenses, a reduction of $7.4 million in accumulated other comprehensive loss, and a $4.2 million increase in net deferred income tax liabilities on the Consolidated Balance Sheet as of December 31, 2013. This plan amendment reduced the Company's expense by $2.1 million in 2014 compared to the expense recognized in 2013.
The projected benefit payments for these plans over the next ten years are estimated as follows:

Projected Benefit Payments	Estimated Net Benefit Payments
(Amounts in thousands)
2015	$1,660
2016	1,604
2017	1,596
2018	1,587
2019	1,568
2020 – 2024	7,826
Total estimated benefit payments over next ten years	$15,841
The Company expects to meet funding requirements for its unfunded post-retirement medical and other benefit plans on a pay-as-you-go basis during 2015 and for the foreseeable future. The Company accounts for post-retirement medical plans in accordance with ASC 712. The obligation for these post-retirement benefit plans is reported in employee benefit obligations and accrued expenses on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss
The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other post-retirement benefits were as follows:

Periodic Benefit Cost and Other Comprehensive Loss	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$173	$277	$355
Interest cost	1,116	1,423	1,765
Amortization of actuarial losses	641	933	1,303
Amortization of prior service cost	(1,437)	(479)	—
Net periodic benefit cost recognized in Consolidated Statements of Income	$493	$2,154	$3,423
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$3,283	$(8,284)	$(3,009)
Prior service cost (benefit)	1,437	(11,098)	—
Total recognized in accumulated other comprehensive loss	$4,720	$(19,382)	$(3,009)
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	4.8%	4.3%	4.3%
Discount rate used to determine year-end benefit obligations	4.0%	4.8%	4.0%
Actuarial losses of $1.2 million, and prior service cost of $1.4 million, included in accumulated other comprehensive loss, are expected to be recognized as a component of net periodic benefit cost in 2015.
The Company annually evaluates and selects the discount rates used in accounting for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 7.5% in 2014, 9% in 2013, and 10% in 2012. As of December 31, 2014, the annual rate of increase in cost of health care benefits is assumed to be 7% in 2015, declining by 0.5% per year until 6% is reached in 2017, after which it decreases 0.25% per year until 5% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2014:

Effect on Expense of Change in Health Care Cost Trend Rates
(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$147	$(121)
Effect on other post-retirement benefit obligations	2,671	(2,222)
NOTE 13: COMMITMENTS
The Company leases office space and equipment under operating leases expiring in one to thirteen years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014, are as follows:

Future Minimum Operating Lease Commitments
(Amounts in thousands)	December 31, 2014
2015	$8,378
2016	7,209
2017	6,031
2018	5,043
2019	4,821
2020 – beyond	15,232
Total operating lease commitments	$46,714

Rental expense recognized under cancelable and non-cancelable lease arrangements was as follows:

Operating Lease Rental Charges	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Rental charges	$8,827	$8,683	$6,076
See Note 9 for disclosures regarding capital lease obligations.
Guarantees and other commercial commitments include the following:

Guarantees and Other Commercial Commitments	December 31, 2014
(Amounts in thousands)
Product warranty reserves	$1,473
Letters of credit outstanding	2,988
Other financial guarantees	4,077
Total	$8,538
In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See Note 9.
Changes in the warranty reserve were as follows:

Product Warranty Reserves	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Balance at beginning of period	$1,741	$1,914	$1,539
Accrued warranty expense	1,031	887	3,215
Payments made (in cash or in-kind)	(1,299)	(1,060)	(2,840)
Balance at end of period	$1,473	$1,741	$1,914
Other financial guarantees arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of such a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental, product liability, and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity. See also Note 14.
NOTE 14: CONTINGENT LIABILITIES
The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items and as amounts become reasonably estimable. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both deductible and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate reserve for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. As of December 31, 2014 and 2013, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of certain claims from insurance companies, subject to self-retention amounts, will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims.
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
The current on-site monitoring program and required deliverables under various orders are being conducted and funded by certain PLPs, excluding the Company and several other PLPs, under the supervision of WDOE. The Company may or may not be required, in the future, to contribute to the costs of required deliverables or remediation activities. The Company is unable to estimate such costs, or the likelihood of being assessed any portion thereof. The Company incurred no costs during the years ended December 31, 2014, 2013, and 2012 in connection with the remediation efforts at the Site.
With respect to property the Company acquired on May 2, 2008 located in Milwaukie, Oregon, (the "Milwaukie site"), the Company has determined that in 1989 contamination of soil and groundwater by trichloroethylene (“TCE”) and other volatile organic compounds (“VOCs”) was discovered at the Milwaukie site in connection with the removal of two underground storage tanks. Beginning in November 1990, the Milwaukie site has been subject to a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997, and 2000, pursuant to which the Company continues to investigate, remediate, and monitor the contamination under the supervision of the DEQ. The Company has recorded a liability on the Consolidated Balance Sheets representing the estimated costs to complete the remediation of the Milwaukie site. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the DEQ, the detection of additional contamination in the future, changes in environmental regulatory standards or requirements, or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows.
From time to time, the Company is a named defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are retentions or deductible amounts under the Company’s insurance policies. Some of these claims and lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including claims or lawsuits concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In other instances, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future.
The Company accrues, by a charge to income, an amount representing management’s best estimate of the probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. As of December 31, 2014 and December 31, 2013, the Company has recorded liabilities totaling $5.4 million and $6.3 million, respectively, on the Consolidated Balance Sheets for estimated product liability and environmental remediation costs.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes accumulated other comprehensive loss by component, net of related income tax effects:

Accumulated Other Comprehensive (Loss) Gain, Net of Income Tax Effects	December 31,	December 31,
(Amounts in thousands)	2014	2013
Pension and other post-employment benefits	$(81,464)	$(53,009)
Unrealized losses on derivative instruments	(1,589)	(2,173)
Foreign currency translation	432	11,607
Total accumulated other comprehensive loss	$(82,621)	$(43,575)

The following table summarizes the changes in accumulated other comprehensive loss by component, net of income taxes:

	Year Ended December 31, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative instruments	Foreign currency translation	Total
(Amounts in thousands)
Accumulated (loss) gain at beginning of period	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive loss before reclassifications	(31,677)	(194)	(11,175)	(43,046)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	3,222	778	—	4,000
Net current period other comprehensive (loss) gain	(28,455)	584	(11,175)	(39,046)
Accumulated (loss) gain at end of period	$(81,464)	$(1,589)	$432	$(82,621)
The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income:

Reclassifications From Accumulated Other Comprehensive Loss to Income	Year Ended December 31,			Affected line item in the Consolidated
(Amounts in thousands)	2014	2013	2012	Statements of Income
Unrealized losses on derivative instruments:
Gains (losses) on derivative instruments	$(1,257)	$(501)	$(75)	Cost of goods sold
Income tax benefit	479	169	28	Provision for income taxes
Unrealized losses on derivative instruments, net	$(778)	$(332)	$(47)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(6,239)	$(8,456)	$(8,573)	Cost of goods sold and SG&A
Amortization of prior service cost	1,436	481	6	Cost of goods sold and SG&A
Income tax benefit	1,581	2,618	2,959	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(3,222)	$(5,357)	$(5,608)
Total reclassifications for the period, net	$(4,000)	$(5,689)	$(5,655)
See Notes 11 and 12 for discussion of pension and other post-employment benefit plans and Note 20 for discussion of derivative instruments.

NOTE 16: EARNINGS PER SHARE DATA
Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Year Ended December 31,
(Shares in thousands)	2014	2013	2012
Actual weighted average common shares outstanding	49,652	49,478	49,170
Dilutive effect of common stock equivalents	620	644	729
Diluted weighted average common shares outstanding	50,272	50,122	49,899
Options and SARs excluded from computation as anti-dilutive because they are out-of-the-money	2,880	2,414	1,783
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	185	175	147
Effect that allocation of undistributed earnings to participating securities (unvested RSUs) under the two class method would have on reported earnings per share if such allocation were made:
Basic earnings per share	$(0.01)	$—	$(0.01)
Diluted earnings per share	$(0.01)	$(0.01)	$—
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
On June 20, 2014, the Company’s stockholders approved the Blount International, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for a variety of stock-based award instruments and terms. The maximum number of shares that may be awarded under the 2014 Plan was initially set at 4,726,363, comprised of 4,500,000 newly authorized shares and 226,363 unused shares allocated from the Company’s previous plan that were transferred to the 2014 Plan. The maximum number of incentive stock options that may be issued under the 2014 Plan is 1,500,000. Recently issued stock awards generally vest over a three-year period and remain restricted until the end of the three-year vesting period, although different vesting schedules are allowed under the 2014 Plan. Stock options and SARs generally carry a ten-year expiration term.
Stock Options and SARs. The fair values of options and stock-settled SARs were estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2014, 2013, and 2012 was derived from the “simplified” method, meaning one half the term of the instrument plus one additional year. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate. The Company generally applies an estimated average forfeiture rate on its broad-based stock awards granted to a diverse population of employees, which reduces the expense recognized. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the vesting period of the stock awards.
The following assumptions were used to estimate the fair value of SARs granted in the periods indicated:

Assumptions Used for SARs	Year Ended December 31,
	2014	2013	2012
Estimated average lives	6 years	6 years	6 years
Risk-free interest rate	1.9%	1.1%	1.2%
Expected volatility	40.5% - 46.8%	49.4% - 49.6%	49.3% - 49.6%
Weighted average volatility	46.8%	49.6%	49.6%
Dividend yield	—%	—%	—%
Estimated forfeiture rate	4.3%	2.7%	3.2%
Weighted average exercise price	$12.45	$13.83	$16.68
Weighted average grant date fair value	$5.81	$6.56	$7.93

A summary of stock option and stock-settled SARs activity is presented in the following table:

Outstanding Options and SARs Activity	Year Ended December 31, 2014
	Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding options and SARs at beginning of period	4,200	$13.59
SARs granted	751	12.45
Options exercised	(364)	16.30
SARs exercised	(381)	13.47
Options forfeited or expired	(55)	16.62
SARs forfeited or expired	(249)	14.40
Outstanding options and SARs at end of period	3,902	$13.03	5.9	$17,705
Outstanding options at end of period	852	$9.20	4.8	$7,129
Outstanding SARs at end of period	3,050	14.10	6.2	10,576
Options exercisable at end of period	852	9.20	4.8	7,129
SARs exercisable at end of period	2,083	14.51	5.0	6,380

Restricted Stock Units. RSUs vest ratably each quarter over a three-year period and remain restricted until the end of the vesting period. The number of RSUs granted in 2014, 2013, and 2012 totaled 150 thousand shares, 135 thousand shares, and 117 thousand shares, respectively. The weighted average grant date fair value of the RSUs granted in 2014, 2013, and 2012 was $12.45, $13.82, and $16.68 per share, respectively.
A summary of RSUs activity is presented in the following table:

Outstanding RSU Activity	Year Ended December 31, 2014
	Shares (in 000’s)	Weighted Average Grant-Date Fair Value
Outstanding RSUs at January 1, 2014	343	$15.14
Granted	150	12.45
Released from restriction	(103)	15.13
Forfeited	(40)	14.47
Outstanding RSUs at December 31, 2014	350	$14.06
Outstanding RSUs that are vested and remain restricted at end of period	166	15.03

Stock-based Awards. A summary of stock options, SARs, and RSU information is presented in the following table:

Stock-Based Awards	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Intrinsic value of options exercised	$275	$1,387	$3,522
Estimated fair value of options and SARs that vested	3,332	3,250	3,993
Fair value of RSUs released from restriction	1,227	1,421	40
Estimated fair value of RSUs that vested	1,445	1,454	1,231
Stock-based compensation cost recognized in income	4,924	5,607	5,592
Total tax benefit on stock-based compensation recognized	1,775	1,916	1,917
Total amount of cash received from exercises	5,925	804	1,152
Excess tax (expense) benefit realized from exercises	33	302	1,187
Cash used to settle equity instruments	134	10	—
As of December 31, 2014, the total unrecognized stock-based compensation expense related to previously granted awards was $6.7 million. The weighted average period over which this expense is expected to be recognized is 22 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the Company's equity incentive Plans.

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits in accordance with ASC 718. Tax attributes are determined under the tax law ordering method.
NOTE 18: SEGMENT INFORMATION
The Company identifies reporting segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden or FLAG segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and other cutting blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 68.3% of our consolidated sales for the year ended December 31, 2014.
The Company’s Farm, Ranch, and Agriculture or FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them to our FRAG customers through our sales and distribution network. The FRAG segment represented 28.5% of our consolidated sales for the year ended December 31, 2014.
The Company also operates a concrete cutting and finishing, or CCF equipment business that represented 3.3% of consolidated sales for the year ended December 31, 2014, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market.
The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, our continuous improvement program, credit management, human resources, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include the facility closure and restructuring costs within this Corporate and other category, because we do not consider such events to be ongoing aspects of our business segments’ activities. We also included the cost of terminating a corporate sponsored manufacturing technology project within the Corporate and other category for the year ended December 31, 2013. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table reflects selected financial information by segment and sales by geographic region.

Segment Information	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Sales:
FLAG	$644,848	$613,105	$650,480
FRAG	269,158	260,297	250,845
Corporate and other	30,813	27,193	26,341
Total sales	$944,819	$900,595	$927,666
Operating income (loss):
FLAG	$102,314	$83,215	$108,255
FRAG	(17,457)	(18,641)	(7,495)
Corporate and other	(20,632)	(27,053)	(21,480)
Total operating income	$64,225	$37,521	$79,280
Impairment of acquired intangible assets:
FLAG	$—	$3,292	$—
FRAG	21,074	21,587	—
Corporate and other	—	—	—
Total impairment of acquired intangible assets	$21,074	$24,879	$—
Depreciation and amortization:
FLAG	$27,633	$27,318	$26,574
FRAG	15,713	17,529	16,341
Corporate and other	3,136	4,673	2,203
Total depreciation and amortization	$46,482	$49,520	$45,118
Capital expenditures:
FLAG	$31,684	$25,583	$46,215
FRAG	3,481	2,118	6,717
Corporate and other	2,152	1,874	158
Total capital expenditures	$37,317	$29,575	$53,090
Sales by geographic region:
United States	$434,797	$411,373	$407,967
Europe	225,463	222,487	241,884
China	39,892	43,103	44,412
Brazil	35,771	32,750	36,561
Canada	30,319	28,018	30,232
Russian Federation	22,075	18,623	26,040
All others, individually insignificant	156,502	144,241	140,570
Total sales	$944,819	$900,595	$927,666
The geographic sales information is by country of destination. No customer accounted for 10% or more of sales in 2014, 2013, or 2012.

Balance Sheet Information by Segment	As of December 31,
(Amounts in thousands)	2014	2013
Total assets:
FLAG	$437,241	$376,728
FRAG	294,159	375,020
Corporate and other	62,270	64,603
Total assets	$793,670	$816,351
Intangible assets, net:
FLAG	$11,384	$13,879
FRAG	81,365	113,262
Corporate and other	4,303	—
Total intangible assets, net	$97,052	$127,141
Goodwill:
FLAG	$64,174	$64,607
FRAG	78,061	78,061
Corporate and other	233	14
Total goodwill	$142,468	$142,682
Property, plant, and equipment, net:
United States	$77,775	$75,056
China	48,767	45,337
Canada	21,488	19,980
European Union	10,838	13,075
Brazil	10,268	10,320
All other	304	426
Total property, plant, and equipment, net	$169,440	$164,194
PP&E is shown net of accumulated depreciation.
The change in goodwill by reporting segment was as follows:

Change in Goodwill	FLAG	FRAG	Corporate and other	Total
(Amounts in thousands)
December 31, 2013	$64,607	$78,061	$14	$142,682
Acquisition	—	—	221	221
Effect of changes in foreign currency translation rates	(433)	—	(2)	(435)
December 31, 2014	$64,174	$78,061	$233	$142,468
NOTE 19: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Cash paid for:
Interest	$14,665	$18,074	$16,574
Income taxes, net	25,117	25,317	24,672
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	832	2,576	—
Net timing difference on cash payments for purchases of PP&E	(2,557)	97	(1,165)
During the years ended December 31, 2014 and 2013 we collected cash of $0.1 million and $3.4 million, respectively, previously held in escrow from the sale of our Forestry Division in 2007.
NOTE 20: CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2014, approximately 46% of accounts receivable were from customers outside the U.S. One customer accounted for 9.4% and 6.5% at December 31, 2014 and 2013, respectively, of the total accounts receivable balance. No other customer accounted for more than 3% of accounts receivable at December 31, 2014 or 2013. Accounts receivable are primarily from dealers, distributors, mass merchants, and OEMs. The majority of accounts receivable are not collateralized.
The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The fair value of the senior credit facility principal outstanding is determined by reference to prices of recent transactions for similar debt. Derivative financial instruments are carried on the Consolidated Balance Sheets at fair value, as determined by reference to quoted terms for similar instruments. The carrying amount of other financial instruments approximates fair value because of the short-term maturity periods and variable interest rates associated with the instruments.
Under U.S. GAAP, the framework for measuring fair value is based on independent observable inputs of market data. See Note 11 for a description of the framework for measuring fair value and Levels 1, 2, and 3.
The estimated fair values of the principal outstanding under our senior credit facility are presented below. See also Note 9.

Fair Value of Debt	December 31, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$380,953	$371,429	$435,107	$426,405
Derivative Financial Instruments and Foreign Currency Hedging. The Company has manufacturing and/or distribution operations in Brazil, Canada, China, Europe, Japan, Russia, and the U.S. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. Dollar value of certain balance sheet positions denominated in foreign currencies, and by affecting the translated amounts of revenues and expenses. Additionally, the interest rates available in certain jurisdictions in which the Company holds cash may vary, thereby affecting the return on cash equivalent investments. The Company executes regular cash receipts and payments with its foreign subsidiaries and is exposed to changes in foreign currency exchange rates from these transactions, which may adversely affect its reported results of operations and financial position.
The Company manages a portion of its foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The Company’s objective in executing these hedging instruments is to minimize earnings volatility resulting from conversion and re-measurement of foreign currency denominated transactions. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into net earnings when the contracts mature and the Company settles the hedged payment. The classification of effective hedge results is the same in the Consolidated Statements of Income as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in foreign currency exchange rates.
The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.8 million as of December 31, 2014 and $0.6 million as of December 31, 2013. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 15 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.
Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through December 31, 2014, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $35.9 million at December 31, 2014 and $40.0 million at December 31, 2013.
Derivative Financial Instruments and Interest Rates. The interest rates under our senior credit facilities are variable. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We also entered into a series of interest rate swap agreements whereby the interest rate we pay is fixed between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. On December 31, 2014 one such swap agreement covering $30.0 million of term loan principal matured. These interest rate swap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. During 2014, the Company recognized $1.7 million of incremental interest expense related to these interest rate swap contracts. Through December 31, 2014, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness.

Derivatives held by the Company and reflected on the Consolidated Balance Sheets are summarized as follows:

Derivative Financial Instruments		Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3	Classification
December 31, 2014:
Current Liabilities:
Interest rate swap agreements	$(1,265)	$—	$(1,265)	$—	Accrued expenses
Foreign currency hedge agreements	(767)	—	(767)	—	Accrued expenses
Long-term Liabilities:
Interest rate swap agreements	(496)	—	(496)	—	Other liabilities

December 31, 2013:
Current Liabilities:
Interest rate swap agreements	$(1,509)	$—	$(1,509)	$—	Accrued expenses
Foreign currency hedge agreements	(571)	—	(571)	—	Accrued expenses
Long-term Liabilities:
Interest rate swap agreements	(1,400)	—	(1,400)	—	Other liabilities
The fair value of these Level 2 derivatives was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The counterparties to the above mentioned derivative instruments are major financial institutions. In accordance with ASC 820, the Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of December 31, 2014 and 2013 is considered minimal.
As of December 31, 2014 and December 31, 2013, there were no offsetting derivative amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement.
NOTE 21: SHARE REPURCHASE PROGRAM

On August 6, 2014, the Company's Board of Directors authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $75.0 million through December 31, 2016. Under this program, the Company may repurchase shares of its common stock, using a variety of open market purchase methods through a broker dealer at prevailing market prices, and may fix the price from time to time based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.

The following table identifies shares of the Company's common stock that have been repurchased:

Share Repurchase Program	December 31,
(Amounts in thousands, except share data)	2014
Shares repurchased	241,021
Average price per share	$16.03
Total expended	$3,864
As of December 31, 2014, the Company had remaining authorization for up to $71.1 million for future share repurchases under this program.

SUPPLEMENTARY DATA
UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	Year Ended December 31, 2014
(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(Amounts may not sum due to rounding)
Sales	$231,959	$235,423	$245,224	$232,212	$944,819
Gross profit	66,893	68,791	71,950	67,482	275,116
Net income (loss)	10,586	12,290	16,128	(2,439)	36,564
Net income (loss) per share:
Basic	$0.21	$0.25	$0.32	$(0.05)	$0.74
Diluted	0.21	0.25	0.32	(0.05)	0.73

	Year Ended December 31, 2013
(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(Amounts may not sum due to rounding)
Sales	$232,615	$220,407	$230,628	$216,946	$900,595
Gross profit	63,105	60,662	62,508	55,688	241,962
Net income (loss)	9,340	9,330	7,696	(21,526)	4,840
Net income (loss) per share:
Basic	$0.19	$0.19	$0.16	$(0.43)	$0.10
Diluted	0.19	0.19	0.15	(0.42)	0.10
Acquisition accounting effects included in the above results for 2014 totaled $3.3 million in each of the first and second quarters, and $3.5 million in each of the third and fourth quarters. Charges of $1.4 million and $19.7 million for impairment of acquired intangible assets are included in the third and fourth quarters of 2014, respectively. Facility closure and restructuring costs during 2014 totaled $1.5 million in the first quarter, $0.5 million in the second quarter, $0.3 million in the third quarter, and $0.5 million in the fourth quarter.
Acquisition accounting effects included in the above results for 2013 totaled $3.7 million in each quarter. A charge of $24.9 million for impairment of acquired intangible assets is included in the fourth quarter of 2013. Facility closure and restructuring costs during 2013 totaled $5.1 million in the third quarter, and $3.1 million in the fourth quarter.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On March 5, 2014, PricewaterhouseCoopers LLP ("PwC") notified the Company that it would not stand for re-election as the Company's independent registered public accounting firm. During the two years ended December 31, 2013, and during the subsequent interim period through April 22, 2014, there were no "disagreements," as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreements in connection with its reports. Except for certain material weaknesses described in the Form 8-K filed by the Company with the Commission on March 10, 2014, there were no "reportable events" under Item 304(a)(1)(v) of Regulation S-K that occurred or were identified during the Company's two years ended December 31, 2013 and during the subsequent interim period through April 22, 2014.
ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain Disclosure Controls and Procedures (“DCP”) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s DCP (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting ("ICFR") described below.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate ICFR, as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. ICFR includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management of the Company has assessed the effectiveness of our ICFR as of December 31, 2014 using the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management identified material weaknesses in ICFR as of December 31, 2014 as further described below.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constitute material weaknesses in our ICFR as of December 31, 2014:

1.
The Company did not design and maintain effective information technology general controls ("ITGCs") within its enterprise resource planning system ("SAP"). This material weakness represents the aggregation of the following control deficiencies;

a.
The Company did not design and maintain effective controls over user provisioning, which is the process of assigning access to data and transaction execution capabilities within the SAP environment. The ineffective user provisioning controls resulted in ineffective segregation of duties ("SOD") within the SAP environment, whereby certain personnel have the opportunity to perform conflicting duties within the system.

b.	The Company did not design and maintain effective controls over the periodic review and elimination of SOD conflicts.

c.
Many of the Company's mitigating and compensating controls, as well as other key internal controls, rely on information produced and maintained within the SAP system, and therefore such controls were also ineffective due to the pervasive impact of ineffective ITGCs on the Company's controls.

2.
The Company did not design and maintain effective controls pertaining to the control environment, monitoring activities, risk assessment, and information and communication components of COSO. The control deficiencies in these COSO components, as described below, and the resulting impact on control activities, are interrelated and represent a material weakness;

a.
With respect to the control environment and monitoring activities, we did not (i) attract, develop, and retain a sufficient number of competent individuals to design, document, maintain, and execute our ICFR in the current business environment, (ii) clearly establish ICFR responsibilities for personnel assigned to perform and monitor controls, and (iii) provide the necessary resources to promote an increased level of awareness regarding ITGCs.

b.	With respect to risk assessment, we did not maintain an effective process to identify and assess changes in the business environment that could significantly affect the Company's ICFR.

c.
With respect to information and communication, we did not design and maintain effective controls over the validation of information produced by the entity ("IPE") used in the performance of various controls, or over the documentation of certain management review controls ("MRCs").

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute two material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2014, based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, and has issued an adverse report, which appears in Part II, Item 8 of this Annual Report.

(c) Plan for Remediation of Material Weaknesses

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses identified above.

With respect to the material weakness over ITGCs, management has taken or intends to take the following actions to address the material weakness:

1.
Enhance the Company’s Information Technology organization to ensure the appropriate resources and skill sets are available to execute the redesign of controls, implement more robust diagnostic tools, and ensure future SAP implementations are implemented effectively. In October 2014, the Company replaced its Chief Information Officer and elevated the position to report directly to the CEO to emphasize the critical nature of the Company’s SAP environment. Additionally, the Company has established the position of Director of Business Systems Integration in March 2015, with primary responsibility to ensure the timely, accurate, and compliant implementation of SAP and to oversee the change management process that governs enhancements to the system. This position is responsible for developing the tools, written processes, and controls used to ensure effective ITGCs. Finally, the establishment of the position of Manager of System Development and Compliance, an enhancement of a current position, will ensure execution of SAP provisioning in accordance with the processes and tools established by the Director of Business Systems Integration and approved by the CFO and Office of the CEO.

2.
Implement SAP’s GRC software tool to allow for ‘real-time' diagnostic capability of potential SOD conflicts. GRC is the best-in-class compliance module for SAP. It includes a robust SOD tool that will allow the Company to analyze each new role assigned in SAP to ensure that it does not violate SOD guidelines and business rules. This tool can be utilized real-time during the provisioning process to provide the most up-to-date analysis possible. Its level of sophistication allows it to go deep into the system to reveal possible conflicts that could not be detected by the Company’s previous tool. This capability will allow the Company to significantly reduce the number of mitigating and compensating controls required for its business processes.

3.
Standardize the assignment of SAP roles and responsibilities globally by implementing a new onboarding system, called Service Now, which will standardize and document the IT onboarding process to include SAP provisioning and role assignment. While this system will utilize the new GRC tool and approved provisioning process, compliant provisioning in SAP does not require the successful implementation of Service Now. This tool will also play a role in ensuring the timely and compliant changes in permissions for internal position changes and for the termination of employment.

4.
Establishment of multi-tiered user training for SAP to include a focus on governance and compliance. The Company is establishing a 3-tier training system for SAP. Tier 1 training will be conducted by the Global Information Services team and will focus on core functionality and global integration of SAP. Tier 2 training will be conducted by trained and certified “Super Users.” Super Users will be created in each functional area for each business unit in each major geographical region. Super Users will drive consistency and accuracy in the use of SAP at the functional level. Tier 3 training will be conducted by the supervisors in the field and will focus on a team member’s specific job functions. The supervisor will have full access to Super Users and Corporate assets in the conduct of their training. Special attention will be given to the importance of SOD and compliance educational sessions for all SAP users to raise awareness of the importance of SODs, what constitutes a breach of Company policy, and the proper procedures to follow during employee position transitions.

5.
Complete enterprise-wide SAP implementation. The Company is in the process of bringing all of its business operations on to the SAP ERP platform. During 2015, the finance applications within the SAP system will be implemented at the Woods business unit, and the entire SAP ERP system will be implemented at the TISCO business unit. The remaining applications in the SAP ERP system will be implemented at the Woods business unit in 2016, completing the Company’s conversion to a single global ERP system. Eliminating legacy systems and having the entire Company on a single platform will enhance standardization and the control environment.

With respect to the material weakness pertaining to the control environment, monitoring activities, risk assessment, and information and communication components of Internal Control - Integrated Framework (1992) issued by COSO, and the resulting impact on control activities, management has taken or intends to take the following actions to address the material weakness:

1.
The Company will increase the amount of resources dedicated to the design and maintenance of its ICFR infrastructure. Specifically, the recruitment of a Director of Global Compliance is expected to be completed in the second quarter of 2015. The Director of Global Compliance will complement the Company’s outsourced Internal Audit function and will establish an increased level of internal focus on the Company’s operations that will allow for a more effective design and maintenance of the Company's ICFR infrastructure. The Director of Global Compliance will establish and execute a human resources plan during 2015 that will enhance the Company's overall skill sets related to ICFR. As discussed above, the Company is also increasing the human resources dedicated to ICFR within its Information Technology organization.

2.	The Company will redesign controls as needed, including effective controls over the validation of IPE used in the performance of various controls, and over the documentation of MRCs.

3.
The Company will increase training of personnel assigned to perform controls to improve their understanding of their responsibilities for ICFR, the control objectives to be achieved, and the documentation standards and requirements of effective ICFR.

4.
The Director of Global Compliance will lead a global effort to update our process flow and control documentation to ensure it is current and complete and will implement a process to identify and assess changes in the Company’s business environment that could significantly impact ICFR.

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

(d) Prior Material Weaknesses

The Company had previously identified control deficiencies that constituted material weaknesses in its ICFR as of December 31, 2013. As of December 31, 2014, except as impacted by the current year material weaknesses, the following previous material weaknesses in ICFR have been fully or partially remediated:

1.
Description of previous material weakness: The Company did not design and maintain effective internal control over the accounting for goodwill. Specifically, the Company did not design and maintain effective controls related to the reassignment of goodwill between reporting units as a result of changes in its reporting structure, the review of assumptions and data used in the annual impairment test, and the identification of changes in events and circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

Remediation: The Company redesigned its processes and controls relating to the accounting for goodwill. The redesign incorporated enhancements to the process of compilation and review of financial forecasts made by finance and accounting personnel to confirm the reasonableness of assumptions used, engagement of an independent professional valuation firm to review management's assumptions and verify the accuracy and appropriateness of the discounted cash flow models used to estimate fair value of goodwill reporting units, and the implementation of new processes and controls to review potential triggering events that may indicate goodwill impairment or the reassignment of goodwill between reporting units on an interim schedule between annual impairment tests.

2. Description of previous material weakness: The Company did not design and maintain effective internal control over the accounting for intangible assets other than goodwill. Specifically, the Company did not properly perform its analysis to determine whether events or circumstances continue to support an indefinite life; did not evaluate whether events or circumstances were present that would indicate the potential for impairment of indefinite- and finite-lived intangible assets; and did not evaluate the useful lives of finite-lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Remediation: The Company redesigned its processes and controls, including the implementation of new controls, relating to the accounting for intangible assets other than goodwill, including the assessment of the appropriateness of continuing to use an indefinite life for intangible assets not subject to amortization, and the appropriateness of the remaining useful lives assigned to finite-lived intangible assets each reporting period, and the periodic review of potential changes in events and circumstances that could indicate an impairment of these assets at an interim date between annual impairment tests.

3. Description of previous material weakness: The Company did not design and maintain effective ITGCs at its Woods/TISCO subsidiary and did not design effective ITGCs at its PBL and KOX subsidiaries. Specifically, the Company did not design and maintain effective controls with respect to segregation of duties and restricted access to programs and data at the Woods/TISCO subsidiary and did not design effective controls with respect to segregation of duties and restricted access to programs and data at the PBL and KOX subsidiaries. Additionally, the Company did not design effective change management controls at the KOX subsidiary. Consequently, controls that were dependent on the effective operation of information technology were not effectively designed to include adequate review of system generated data used in the operation of the controls and were determined not to be operating effectively. Accordingly, the Company did not maintain effective internal controls over the journal entry, inventory, revenue and receivables, purchasing and payables, payroll, and fixed asset processes at these subsidiaries.

Remediation: The Company implemented changes in ITGCs at its Woods/TISCO subsidiary in order to improve segregation of duties and restricted access to programs and data. In addition, the Company implemented SAP at its KOX subsidiary in 2014 resulting in remediation of the ineffective change management controls for the KOX subsidiary. However, the Company’s identification of a material weakness related to ineffective ITGCs in its global SAP environment resulted in the weaknesses in ITGCs related to ineffective segregation of duties and restricted access to programs and data at the PBL and KOX subsidiaries not being remediated as of December 31, 2014.

(e) Changes in Internal Control Over Financial Reporting

With the exception of the changes that were implemented to remediate the material weaknesses related to accounting for goodwill, accounting for intangible assets other than goodwill, and ITGCs at the Woods/TISCO subsidiary, as discussed in section (d) above, there have been no other changes in ICFR that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

(f) Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Annual Report.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

See the “Election of Directors”, “Executive Officers”, and “Audit Committee Disclosure” sections of our Proxy Statement for the 2015 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

See the “Compensation of Directors”, “Compensation Discussion and Analysis”, “Executive Compensation”, and “Employment Agreements” sections of our Proxy Statement for the 2015 Annual Meeting of Stockholders, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the “Principal Stockholders” and “Equity Compensation Plan Information” sections of our Proxy Statement for the 2015 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the “Election of Directors”, “The Board and Its Committees”, “Audit Committee Disclosure”, “Audit Committee Report”, and “Certain Transactions and Other Matters” sections of our Proxy Statement for the 2015 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the “Ratification of the Appointment of Independent Registered Public Accounting Firm” section of our Proxy Statement for the 2015 Annual Meeting of Stockholders, which section is incorporated herein by reference.
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
*10(d) The Blount Deferred Compensation Plan which was filed as Exhibit 10(cc) to the Annual Report of Blount International, Inc. on Form 10-K for the year ended December 31, 1998 (Commission File No. 001-11549).
*10(e) Blount International, Inc. 2014 Equity Incentive Plan, filed as Exhibit A-1 to the Proxy Statement of Blount International, Inc. for the Annual Meeting of Stockholders held June 20, 2015 (Commission File No. 001-11549), and further filed as Exhibit 99 to the Registration Statement on Form S-8 filed by Blount International, Inc. on October 31, 2014 (Reg. No. 333-199799).
*10(f) Blount International, Inc. 2006 Equity Incentive Plan, filed as Exhibit B to the Proxy Statement of Blount International, Inc. for the Annual Meeting of Stockholders held April 25, 2006 (Commission File No. 001-11549), and further filed as Exhibit 10.2 to the Registration Statement on Form S-8 filed by Blount International, Inc. on March 7, 2008 (Reg. No. 333-149584).
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
*10(j) Employment Agreement dated May 13, 2013 by and between Blount International, Inc. and Gerald D. Johnson, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 001-11549).
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

**23.1 Consent of KPMG LLP, Independent Registered Public Accounting Firm.

**23.2 Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.

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

March 16, 2015

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
Dated: March 16, 2015

/s/ Robert E. Beasley, Jr.	/s/ Ronald Cami
Robert E. Beasley, Jr.	Ronald Cami
Director	Director

/s/ Andrew C. Clarke	/s/ Joshua L. Collins
Andrew C. Clarke	Joshua L. Collins
Director	Chairman and Chief Executive Officer
Director

/s/ Nelda J. Connors	/s/ E. Daniel James
Nelda J. Connors	E. Daniel James
Director	Director

/s/ Harold E. Layman	/s/ Daniel J. Obringer
Harold E. Layman	Daniel J. Obringer
Director	Director

/s/ David A. Willmott
David A. Willmott
President and Chief Operating Officer
Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
(Amounts in thousands)		Additions (Reductions)
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions (Dispositions), Net	(Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	$3,086	$470	$25	$(715)	$2,866
Inventory valuation account	12,087	1,733	98	(1,563)	12,355
Valuation allowance for deferred tax assets	4,753	517	—	—	5,270
Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	3,116	(64)	—	34	3,086
Inventory valuation account	11,726	4,292	—	(3,931)	12,087
Valuation allowance for deferred tax assets	2,552	2,201	—	—	4,753
Year Ended December 31, 2012:
Allowance for doubtful accounts receivable	3,142	98	—	(124)	3,116
Inventory valuation account	9,899	8,281	—	(6,454)	11,726
Valuation allowance for deferred tax assets	603	1,949	—	—	2,552

The graph below matches the cumulative 5-year total return of holders of Blount International, Inc.‘s common stock with the cumulative total returns of the NYSE Composite index, and a customized peer group of companies that includes nine companies, which are Actuant, AGCO Corp., Alamo Group Inc., Briggs & Stratton Corp., Husqvarna AB, Kennametal Inc., Makita Corp., Snap-On Inc., and The Toro Company. The graph assumes that the value of the investment in the Company’s common stock, in each peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2009 and tracks it through December 31, 2014.

 The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Year ended December 31,	2009	2010	2011	2012	2013	2014
Blount International, Inc.	100.00	156.04	143.76	156.63	143.27	173.96
NYSE Composite	100.00	113.76	109.70	127.53	161.20	172.27
Peer Group	100.00	132.52	107.91	143.91	180.16	168.36