Form 10-Q
period 2015-03-31
BLOUNT INTERNATIONAL INC
filed 2015-05-07
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015.
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
Yes  ☐    No  ☒

As of May 4, 2015 there were 48,627,748 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2015	2014

Sales	$205,990	$231,959
Cost of goods sold	150,663	165,066
Gross profit	55,327	66,893
Selling, general, and administrative expenses	44,496	44,568
Facility closure and restructuring charges	—	1,537
Operating income	10,831	20,788
Interest income	21	37
Interest expense	(4,228)	(4,525)
Other income, net	6,801	2
Income before income taxes	13,425	16,302
Provision for income taxes	4,383	5,716
Net income	$9,042	$10,586

Basic net income per share	$0.18	$0.21
Diluted net income per share	$0.18	$0.21

Weighted average shares used in per share calculations:
Basic	49,355	49,631
Diluted	50,141	50,247

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014

Net income	$9,042	$10,586
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding losses	(2,045)	(603)
Losses reclassified to net income	751	610
Unrealized gains (losses), net	(1,294)	7
Pension and other post-employment benefit plans:
Net actuarial gains	—	142
Amortization of net actuarial losses	2,690	1,686
Amortization of prior service cost	(360)	(360)
Pension liability adjustment	2,330	1,468

Foreign currency translation adjustment	(10,294)	(47)

Other comprehensive income (loss), before tax	(9,258)	1,428
Income tax provision on other comprehensive items	(220)	(492)
Other comprehensive income (loss), net of tax	(9,478)	936
Comprehensive income (loss)	$(436)	$11,522

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$23,940	$27,254
Accounts receivable, net	136,519	123,099
Inventories	171,301	163,572
Deferred income taxes	21,811	19,666
Prepaid expenses	11,173	11,542
Assets held for sale	7,200	7,200
Other current assets	9,670	10,478
Total current assets	381,614	362,811
Property, plant, and equipment, net	167,059	169,440
Deferred income taxes	2,720	3,022
Intangible assets, net	93,576	97,052
Goodwill	142,116	142,468
Other assets	16,945	18,877
Total Assets	$804,030	$793,670

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,129	$15,131
Accounts payable	53,707	52,690
Accrued expenses	37,167	38,158
Payroll accruals	26,751	39,080
Total current liabilities	132,754	145,059
Long-term debt, excluding current maturities	406,634	369,072
Deferred income taxes	32,390	29,978
Employee benefit obligations	80,241	82,095
Other liabilities	9,714	9,909
Total Liabilities	661,733	636,113
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,562,438 and 49,629,895 outstanding, respectively	486	496
Capital in excess of par value of stock	607,196	619,223
Accumulated deficit	(373,286)	(379,541)
Accumulated other comprehensive loss	(92,099)	(82,621)
Total stockholders’ equity	142,297	157,557
Total Liabilities and Stockholders’ Equity	$804,030	$793,670

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014

Cash flows from operating activities:
Net income	$9,042	$10,586
Adjustments to reconcile to net cash used by operating activities:
Depreciation	7,696	7,475
Amortization	3,295	3,669
Stock-based compensation expense	1,361	1,452
Asset impairment charges	—	673
Deferred income taxes	2	(318)
Other non-cash items	279	268
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(17,507)	(31,270)
(Increase) decrease in inventories	(10,294)	2,133
(Increase) decrease in other assets	894	1,254
Increase (decrease) in accounts payable	4,704	10,533
Increase (decrease) in accrued expenses	(11,371)	(5,367)
Increase (decrease) in other liabilities	541	(1,362)
Net cash used by operating activities	(11,358)	(274)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,939)	(5,537)
Proceeds from sale of assets	24	68
Acquisition, net of cash acquired	—	(2,741)
Collection of escrow proceeds from sale of discontinued operations	—	100
Net cash used by investing activities	(8,915)	(8,110)

Cash flows from financing activities:
Net borrowings under revolving credit facility	41,375	7,650
Repayment of term loan principal and capital lease obligations	(3,780)	(3,752)
Repurchase of common stock	(16,136)	—
Excess tax benefit from stock-based compensation	—	31
Proceeds from stock-based compensation activity	—	52
Taxes paid on stock compensation	(3)	—
Net cash provided by financing activities	21,456	3,981

Effect of exchange rate changes	(4,497)	295

Net decrease in cash and cash equivalents	(3,314)	(4,108)
Cash and cash equivalents at beginning of period	27,254	42,797
Cash and cash equivalents at end of period	$23,940	$38,689

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2014	49,630	$496	$619,223	$(379,541)	$(82,621)	$157,557
Net income				9,042		9,042
Foreign currency translation adjustment					(10,294)	(10,294)
Unrealized losses					(1,294)	(1,294)
Amortization of net actuarial losses and prior service cost					2,330	2,330
Income tax provision on other comprehensive income					(220)	(220)
Repurchases of common stock	(1,068)	(10)	(13,339)	(2,787)		(16,136)
Stock options, stock appreciation rights, restricted stock, and related tax effects			(49)			(49)
Stock compensation expense			1,361			1,361
Balance March 31, 2015	48,562	$486	$607,196	$(373,286)	$(92,099)	$142,297

Blount International, Inc. holds 1,691,054 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation. The unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.” and "U.S. GAAP"). Intercompany balances and transactions have been eliminated. In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, and cash flows for the periods presented. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

The accompanying financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations covering interim reporting. The December 31, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We base our estimates on various assumptions that are believed to be reasonable under the circumstances. Management routinely and frequently evaluates and updates these estimates and assumptions and it is reasonably possible that these estimates and assumptions will change in the future.

Accounts Receivable, Net. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts, which is presented net with accounts receivable on the Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $2.6 million and $2.9 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.

One customer accounted for 13.7% and 9.4% of the total accounts receivable, net balance as of March 31, 2015 and December 31, 2014, respectively. No other customer accounted for more than 3% of accounts receivable, net at March 31, 2015 and December 31, 2014, respectively.

Accumulated Depreciation. The Company reports property, plant, and equipment ("PP&E") net of accumulated depreciation on the Consolidated Balance Sheets. Accumulated depreciation was $293.4 million and $288.2 million as of March 31, 2015 and December 31, 2014, respectively.

Reclassifications. Certain immaterial amounts in the prior period Consolidated Statement of Cash Flows and Note 15 have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is currently effective for the Company on January 1, 2017, although the FASB has proposed a one year deferral for the new standard. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the current presentation of debt discounts or premiums, instead of as a separate asset. The debt issuance costs will continue to be amortized to interest expense under the new guidance. The new guidance is effective for Blount on January 1, 2016, and requires retrospective application to all prior periods presented. This guidance will affect the Company's presentation of other assets and long-term debt on the Consolidated Balance Sheets.

NOTE 2: ACQUISITIONS

2014 Acquisition of Pentruder Inc.

On January 29, 2014, we acquired Pentruder Inc. ("Pentruder") and became the exclusive distributor of Pentruder high-performance concrete cutting systems in North and South America. Pentruder operates a distribution center in Chandler,
Arizona, and is reported within the Corporate and Other category as part of the Company's Concrete Cutting and Finishing ("CCF") equipment business. Intangible assets totaling $5.2 million were recorded in conjunction with this acquisition, consisting of a distribution agreement, a non-compete agreement, and goodwill of $0.2 million. The distribution agreement is being amortized over 7 years and the non-compete agreement is being amortized over 5 years.

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve operating efficiencies. Direct costs associated with this action were $0.8 million in the three months ended March 31, 2014. These costs consisted of $0.5 million in asset impairment charges on equipment designated for disposal as well as moving costs for equipment relocated to other Blount manufacturing facilities. The total costs incurred throughout this 2013-2014 restructuring activity were $9.4 million. Of these total charges, $4.0 million were cash transition costs, including severance and equipment moving expenses, and $5.4 million were non-cash charges for impairment and accelerated depreciation on PP&E. There were no such costs recorded in the three months ended March 31, 2015. As of December 31, 2014, all accrued severance and other expenses had been paid, and the Company does not expect to incur further costs on this facility consolidation.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the three months ended March 31, 2014, we recognized direct costs of $0.7 million associated with this plant closure and consolidation. These costs represented severance, asset impairment charges, lease exit costs, and moving expenses for equipment and inventories. The total costs incurred throughout this 2014 restructuring activity were $1.6 million, including non-cash charges of $0.5 million for impairment of equipment and cash expenses of $1.1 million for lease exit costs, moving expenses, and employee severance. There were no such costs recorded in the three months ended March 31, 2015. As of December 31, 2014, all accrued severance and other expenses had been paid, and the Company does not expect to incur further costs on this facility consolidation.

NOTE 4: INVENTORIES
Inventories consisted of the following:

Inventories	March 31,	December 31,
(Amounts in thousands)	2015	2014
Raw materials and supplies	$20,023	$21,119
Work in process	18,176	19,616
Finished goods	133,102	122,837
Total inventories	$171,301	$163,572

NOTE 5: INTANGIBLE ASSETS, NET

The following table summarizes intangible assets related to acquisitions:

		March 31, 2015		December 31, 2014
	Useful	Gross		Gross
Intangible Assets	Life	Carrying	Accumulated	Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$142,116	$—	$142,468	$—
Trademarks and trade names	Indefinite	36,633	—	37,128	—
Total with indefinite lives		178,749	—	179,596	—
Distribution and non-compete agreements	2 - 7	6,092	1,974	6,092	1,789
Patents	11 - 13	5,320	2,530	5,320	2,422
Customer relationships	10 - 19	106,044	56,080	106,754	54,108
Other	1 - 5	2,687	2,616	2,912	2,835
Total with finite lives		120,143	63,200	121,078	61,154
Total intangible assets		$298,892	$63,200	$300,674	$61,154

The following table shows the change in goodwill for the three months ended March 31, 2015 and the cumulative amount of impairment charges on goodwill recognized to date:

Goodwill (Amounts in thousands)	Forestry, Lawn, and Garden Segment	Farm, Ranch, and Agriculture Segment	Corporate and Other	Total
December 31, 2014	$64,174	$78,061	$233	$142,468
Effect of changes in foreign exchange rates	(351)	—	(1)	(352)
March 31, 2015	$63,823	$78,061	$232	$142,116

Total impairment recognized to date	$1,912	$20,853	$—	$22,765

Certain of the Company's acquired trademark and trade name intangible assets are assigned indefinite useful lives. In accordance with Accounting Standards Codification 350 ("ASC 350"), the Company performs an impairment analysis of indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. During 2014, the Company recognized non-cash impairment charges totaling $21.1 million on certain trade name and trademark intangible assets used in the Farm, Ranch, and Agriculture ("FRAG") segment. A discounted cash flow model using the relief from royalty method was used to measure the estimated fair value of these assets. These impairment charges were based on revised lower expectations about future product sales for specific brand names, and a related reduction in the royalty rates used in estimating the fair value of these assets.

Determining the fair value of goodwill and other indefinite-lived intangible assets is a complex process involving estimating projected future cash flows and discounting them to present value. The process involves numerous significant assumptions about future events and is highly judgmental in nature. For certain of the Company's goodwill reporting units, the estimated fair value exceeds the recorded value of net assets by limited amounts. For certain of the Company's indefinite-lived intangible assets other than goodwill, the excess of estimated fair value over recorded value is also limited. Significant adverse developments or changes in assumptions related to these goodwill reporting units or other intangible assets could result in additional impairment charges being recognized in the future. See additional information regarding the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Amortization expense for intangible assets, included in cost of goods sold in the Consolidated Statements of Income, was as follows:

Amortization Expense for Intangible Assets	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Amortization expense	$2,808	$3,182

Amortization expense for these intangible assets is expected to total $11.2 million in 2015, $9.8 million in 2016, $8.2 million in 2017, $6.9 million in 2018, and $5.8 million in 2019.

NOTE 6: DEBT

Debt consisted of the following:

Debt	March 31,	December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$176,875	$135,500
Term Loans	241,790	245,453
Capital lease obligations	3,098	3,250
Total Debt	421,763	384,203
Less current maturities	(15,129)	(15,131)
Long-term debt, net of current maturities	$406,634	$369,072
Weighted average interest rate at end of period	2.69%	2.70%

The Company has entered into a series of interest rate swap agreements as required by the senior credit facility agreement. The interest rate swap agreements fix the interest rate the Company will pay at between 4.15% and 4.20% on $100.0 million of the term loan principal. The interest rate swap agreements mature in August 2016. The weighted average interest rate at March 31, 2015, including the effect of the interest rate swap agreements, is 3.05%. See Note 16 for further discussion of the interest rate swap agreements.

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintained senior credit facilities with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which have been amended and restated on several occasions. As of March 31, 2015 and December 31, 2014, the senior credit facilities consisted of a revolving credit facility and a term loan. See Note 17 for a description of the Company's new senior credit facility entered into in May 2015.

Terms of Senior Credit Facilities as of March 31, 2015. The revolving credit facility provided for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of March 31, 2015, the Company had the ability to borrow an additional $97.5 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either the London Interbank Offered Rate ("LIBOR") or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	4.50 or above
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

As of March 31, 2015, the Company's leverage ratio was below the 4.00 threshold. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal was due in its entirety on the maturity date of August 31, 2016.

The term loan facility bears interest under the same terms as the revolving credit facility and also was due to mature on August 31, 2016. The term loan facility required quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility could not be re-borrowed.

The amended and restated senior credit facilities contained financial covenants, including, as of March 31, 2015:

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

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was not out of compliance with any covenants as of December 31, 2014 and March 31, 2015. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No additional mandatory payments were required in the three months ended March 31, 2015 or March 31, 2014 under these credit agreement requirements. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

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

Capital Lease Obligations. The Company has entered into various equipment and building leases which are classified as capital leases under U.S. GAAP. The Company's capital leases have terms ending in 2018 and 2019. Minimum annual lease payments total $0.6 million. The weighted average implied interest rate on our capital leases is 5.22%, resulting in a total of $0.4 million of imputed interest over the terms of the lease obligations. The equipment lease terms include early buyouts after five and six years, at the Company's option, at the fair value of the equipment at that time. The leased assets and the lease obligations were recorded at their fair values on the Consolidated Balance Sheets at the commencement of each lease term.

NOTE 7: PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its current and former employees in the U.S. The U.S. pension plan was frozen to new participants and to the accumulation of additional vested benefits effective January 1, 2007. The Company also sponsors various other post-employment benefit plans covering certain current and former employees.

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended March 31,
Post-Employment Benefit Plan Expense	2015	2014	2015	2014
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,378	$1,075	$58	$48
Interest cost	2,747	2,812	275	283
Expected return on plan assets	(4,011)	(3,781)	—	—
Amortization of net actuarial losses	2,397	1,499	293	187
Amortization of prior service cost	—	—	(360)	(360)
Total net periodic benefit cost	$2,511	$1,605	$266	$158

NOTE 8: INCOME TAXES

The provision for income taxes in interim periods is determined based on the estimated annual effective tax rate, adjusted for discrete items in the relevant period. The company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The interim estimate of the annual effective tax rate and interim provision may fluctuate significantly due to a variety of factors, including changes in forecasted earnings or losses, changes in geographical mix of earnings or losses, losses incurred in jurisdictions for which no tax benefit is recognized, changes in foreign currency exchange rates, non-deductible items in the U.S. and foreign jurisdictions, changes in uncertain tax positions, changes in statutory tax rates or tax laws and regulations, research and development tax credits earned in the U.S., and the application of valuation allowances on deferred tax assets.

The effective tax rate for the three months ended March 31, 2015 was 32.6%, including $0.2 million in net discrete items. The full year effective tax rate for 2015 is expected to be approximately 34.0%, inclusive of discrete items recognized through March 31, 2015. The projected rate is lower than the U.S. federal statutory rate of 35% primarily due to lower tax rates on the earnings of foreign subsidiaries and the benefit of the domestic production activities deduction, partially offset by state income taxes, discreet adjustments, and the impact of losses incurred in foreign jurisdictions for which no tax benefit is recognized.

The effective tax rate for the three months ended March 31, 2014 was 35.1%, compared to the U.S. federal statutory rate of 35%. The effective rate includes the offsetting impacts of increases for state income taxes and foreign withholding taxes on dividend and royalty payments made by certain of our foreign subsidiaries, and decreases for lower tax rates on the earnings of foreign subsidiaries and the benefit of the domestic production activities deduction.

NOTE 9: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	March 31,	December 31,
(Amounts in thousands)	2015	2014
Letters of credit outstanding	$2,988	$2,988
Other financial guarantees	2,546	4,077
Total financial guarantees and commitments	$5,534	$7,065

Changes in the warranty reserve were as follows:

Product Warranty Reserves	Three Months Ended
(Amounts in thousands)	March 31, 2015
Balance at beginning of period	$1,473
Accrued warranty expense	443
Payments made (in cash or in-kind)	(541)
Balance at end of period	$1,375

See also Note 6 regarding guarantees of debt.

NOTE 10: CONTINGENT LIABILITIES

The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management becomes aware of such items and as amounts become reasonably estimable. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both self-retention amounts and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate liability for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. As of March 31, 2015 and December 31, 2014, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of certain claims from insurance companies, subject to self-retention amounts, will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims. However, estimates of such liabilities and recoverability from insurance companies are subject to change as more information becomes available in the future, and it is reasonably possible that such estimates will change in future periods.

From time to time the Company is named a defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are self-retention or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits arising out of the normal course of its business, including suits concerning commercial contracts, employee matters, and intellectual property rights. In some instances, the Company has been the plaintiff, and has sought recovery of damages. In other instances, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of March 31, 2015 and December 31, 2014, the Company has recorded liabilities totaling $3.0 million and $3.1 million, respectively, in accrued expenses on the Consolidated Balance Sheets for estimated product liability costs, which are expected to be paid over the next one to two years.

The Company was named a potentially liable person (“PLP”) by the Washington State Department of Ecology (“WDOE”) in connection with the Pasco Sanitary Landfill Site (“Site”). This Site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the Site. The Company further believes that the Site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. The current on-site monitoring program and required deliverables under various orders are being conducted and funded by certain PLPs under the supervision of WDOE. In April 2015, the Company entered into an agreement with certain PLPs to share in the ongoing costs associated with the Site on a 1.1% pro rata participation level. The Company recorded a charge of $0.3 million in the first quarter of 2015 for its pro rata share of life-to-date costs incurred at the Site through 2013 and estimated pro rata share of ongoing costs associated with the Site until a resolution occurs. As of March 31, 2015 and December 31, 2014, the Company has recorded liabilities totaling $2.5 million and $2.3 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets for estimated environmental remediation costs pertaining to certain of its facilities as well as the Site, which are expected to be paid over the next ten to twenty years.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated other comprehensive (loss) gain	March 31,	December 31,
(Amounts in thousands)	2015	2014
Pension and post-retirement benefits	$(79,837)	$(81,464)
Unrealized losses on derivative instruments	(2,400)	(1,589)
Foreign currency translation	(9,862)	432
Total accumulated other comprehensive loss	$(92,099)	$(82,621)

The following tables summarize the changes in accumulated other comprehensive loss by component, net of income taxes, for the period indicated:

	Three Months Ended March 31, 2015
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(81,464)	$(1,589)	$432	$(82,621)
Other comprehensive gain (loss) before reclassifications	106	(1,282)	(10,294)	(11,470)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	1,521	471	—	1,992
Other comprehensive income (loss), net of tax	1,627	(811)	(10,294)	(9,478)
Accumulated other comprehensive gain (loss) at end of period	$(79,837)	$(2,400)	$(9,862)	$(92,099)

	Three Months Ended March 31, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive gain (loss) before reclassifications	95	(377)	(47)	(329)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income	884	381	—	1,265
Other comprehensive income (loss), net of tax	979	4	(47)	936
Accumulated other comprehensive gain (loss) at end of period	$(52,030)	$(2,169)	$11,560	$(42,639)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income:

Reclassifications From Accumulated Other Comprehensive Loss to Income	Three Months Ended March 31,		Affected line item in Consolidated
(Amounts in thousands)	2015	2014	Statements of Income
Unrealized losses on derivative instruments:
Foreign currency hedge losses	$(751)	$(610)	Cost of goods sold
Income tax benefit	280	229	Provision for income taxes
Unrealized losses on derivative instruments, net	$(471)	$(381)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(2,690)	$(1,686)	Cost of goods sold and Selling, general, and administrative ("SG&A")
Amortization of prior period service cost	360	360	Cost of goods sold and SG&A
Income tax benefit	809	442	Provision for income taxes
Pension and other post-employment benefits amortization, net	$(1,521)	$(884)
Total reclassifications for the period, net	$(1,992)	$(1,265)

See Note 7 for discussion of pension and other post-employment benefit plans and Note 16 for discussion of derivative instruments.

NOTE 12: COMMON STOCK

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended March 31,
(Shares in thousands)	2015	2014
Actual weighted average common shares outstanding	49,355	49,631
Dilutive effect of common stock equivalents	786	616
Diluted weighted average common shares outstanding	50,141	50,247
Options and stock appreciation rights ("SARs") excluded from computation as anti-dilutive	1,645	2,677
Unvested restricted stock and restricted stock units ("RSUs") considered to be participating securities	297	383
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

Share Repurchase Program. On August 6, 2014, the Company's Board of Directors authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock in an amount not to exceed $75.0 million, in aggregate, through December 31, 2016. Under this program, the Company may repurchase shares of its common stock, using a variety of open market purchase methods through a broker dealer at prevailing market prices, and may fix the price from time to time based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.

The following table summarizes activity under the share repurchase program for the periods indicated:

Share Repurchase Program	Three Months Ended March 31,
(Amounts in thousands, except share data)	2015	2014
Shares repurchased	1,067,653	—
Average price per share	$15.11	$—
Total expended	$16,136	$—

As of March 31, 2015, the Company had expended a total of $20.0 million and acquired 1,308,674 shares under this program, leaving a remaining Board authorization of up to $55.0 million for future share repurchases.

NOTE 13: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards in the periods indicated:

Stock-Based Compensation	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
SARs granted (number of shares)	891	749
RSUs granted (number of shares)	146	150
Aggregate fair value at time of grant; SARs	$4,427	$4,346
Aggregate fair value at time of grant; RSUs	$1,899	$1,862

The SARs and RSUs granted in 2015 and 2014 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs using the Black-Scholes option valuation model in the three months ended March 31, 2015 and 2014:

Assumptions Used to Value SARs	2015	2014
Estimated average life	6 years	6 years
Risk-free interest rate	1.7%	1.9%
Expected and weighted average volatility	36.8%	46.8%
Dividend yield	0.0%	0.0%
Estimated forfeiture rate	8.45%	4.29%
Weighted average exercise price	$13.02	$12.44
Weighted average grant date fair value	$4.97	$5.80

As of March 31, 2015, the total unrecognized stock-based compensation expense related to previously granted awards was $10.6 million. The weighted average period over which this expense is expected to be recognized is 28 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2014 Equity Incentive Plan.

NOTE 14: SEGMENT INFORMATION

We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to original equipment manufacturers (“OEMs”) for use on original equipment. Our products are sold in more than 110 countries and approximately 54% of 2014 sales were shipped to customers outside of the U.S.

The Company identifies reporting segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden ("FLAG") segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and edger blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 69.1% of our consolidated sales for the three months ended March 31, 2015.

The Company's FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them to FRAG customers through our global sales and distribution network. The FRAG segment represented 27.1% of our consolidated sales for the three months ended March 31, 2015.

The Company also operates the CCF equipment business, which represented 3.8% of consolidated sales for the three months ended March 31, 2015, and is reported within the Corporate and Other category. The CCF business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market. The CCF business also purchases specialty concrete cutting saws and accessories from other manufacturers and markets them to CCF customers through our global sales and distribution network.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, our continuous improvement program, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include facility closure and restructuring costs recognized within this Corporate and Other category because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents selected financial information by segment for the periods indicated:

Segment Information	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Sales:
FLAG	$142,360	$165,215
FRAG	55,891	59,881
Corporate and other	7,739	6,863
Total sales	$205,990	$231,959
Contribution to operating income:
FLAG	$18,255	$28,077
FRAG	(1,921)	(899)
Corporate and other	(5,503)	(6,390)
Total operating income	$10,831	$20,788
Depreciation and amortization:
FLAG	$6,563	$6,516
FRAG	3,580	3,832
Corporate and other	848	796
Total depreciation and amortization	$10,991	$11,144

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Cash paid for:
Interest	$3,722	$2,832
Income taxes, net	3,715	5,366
Non-cash investing and financing activities:
Net timing difference on cash payments for purchases of PP&E	$2,288	$(883)

The purchase price of the Pentruder acquisition included assumption of a liability of $0.3 million, payable in three annual installments through January 2017. During the three months ended March 31, 2014, we collected $0.1 million previously held in escrow from the sale of our Forestry Division in 2007.

NOTE 16: FAIR VALUE MEASUREMENTS

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

Senior Credit Facility. The fair value of the senior credit facility principal outstanding is determined by reference to prices of recent transactions for similar debt. The estimated fair values of the senior credit facility loans as of March 31, 2015 and December 31, 2014 are presented below:

Fair Value of Debt	March 31, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$418,665	$410,292	$380,953	$371,429

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

The Company manages a portion of its foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The Company’s objective in executing these hedging instruments is to minimize earnings volatility resulting from translation and re-measurement of foreign currency denominated transactions. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into net earnings when the contracts mature and the Company settles the hedged payment. The classification of effective hedge results is the same in the Consolidated Statements of Income as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $2.1 million and $0.8 million as of March 31, 2015 and December 31, 2014, respectively. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 11 for amounts recognized in the Consolidated Statements of Income at the maturity of these foreign currency derivative contracts.

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions, upon settlement. Through March 31, 2015, the Company has not recognized in earnings any amount from these contracts as a result of hedge ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $36.1 million at March 31, 2015 and $35.9 million at December 31, 2014.

Derivative Financial Instruments and Interest Rates. The senior credit facility agreement included a requirement to fix or cap interest rates for certain periods on 35% of the outstanding principal on our term loan. We entered into a series of interest rate swap contracts whereby the interest rate we pay is fixed at between 4.15% and 4.20% on $100.0 million of term loan principal through varying maturity dates between December 2014 and August 2016. These interest rate swap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through March 31, 2015, the Company has not recognized in earnings any amount from these contracts as a result of hedge ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value			Consolidated Balance Sheets
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3	Classification
Recurring Fair Value Measurements
March 31, 2015
Current Liabilities:
Interest rate swap agreements	$(1,265)	—	$(1,265)	—	Accrued expenses
Foreign currency hedge agreements	(2,119)	—	(2,119)	—	Accrued expenses

Long-Term Liabilities:
Interest rate swap agreements	$(450)	—	$(450)	—	Other liabilities

December 31, 2014
Current Liabilities:
Interest rate swap agreements	$(1,265)	$—	$(1,265)	$—	Accrued expenses
Foreign currency hedge agreements	(767)	—	(767)	—	Accrued expenses

Long-Term Liabilities:
Interest rate swap agreements	$(496)	—	$(496)	—	Other liabilities

The fair value of the interest rate swap agreements was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The fair value of the foreign currency hedge agreements was determined using Black's option pricing model, which utilizes inputs such as market quoted foreign exchange rates, implied volatility, and the risk-free rate. The counterparties to the above mentioned derivative instruments are major financial institutions. The Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period and considers the risk of nonperformance as of March 31, 2015 and December 31, 2014 to be minimal.

As of March 31, 2015 and December 31, 2014 , there were no offsetting derivative amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement.

Other Financial Instruments. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying amount of accounts receivable approximates fair value because the maturity period is short and the Company has reduced the carrying amount to the estimated net realizable value with an allowance for doubtful accounts. The carrying amount of accounts payable approximates fair value because the short-term nature of the obligations.

Non-recurring Fair Value Measurements. The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate that the carrying amount of the assets may be impaired. These assets include goodwill, intangible assets, and PP&E. As of March 31, 2015, none of these assets are carried on the Consolidated Balance Sheet at currently measured fair value.

NOTE 17: MAY 2015 SENIOR CREDIT FACILITY

On May 5, 2015, the Company entered into a new senior credit facility with Bank of America, N.A. as Administrative Agent to the Lenders, Swing Line Lender, and Letter of Credit Issuer (the "New Facility"). The Company repaid all amounts outstanding under the existing senior credit facility upon closing the New Facility. The New Facility includes a revolving credit facility of $300 million and a term loan of $300 million. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200 million. The New Facility matures on May 5, 2020. The term loan requires quarterly principal payments of $3.8 million and a final principal payment on the maturity date of $225 million. Once repaid, term loan principal may not be re-borrowed. There are also requirements for mandatory principal repayments under certain circumstances, including disposition of significant assets, recovery of insurance proceeds to the extent not reinvested, issuance of new debt, and cash proceeds from Extraordinary Receipts (as defined in the related agreement). The Company may also repay principal borrowed under the facility at any time. Any unpaid principal outstanding under the revolving facility is due in its entirety on the maturity date.

Interest is due periodically and interest rates are variable based on a margin added to the LIBOR Rate, or a Base Rate, as defined in the related agreement. The margin added to these reference rates is variable depending on the Company's Consolidated Leverage Ratio, as defined in the related agreement, calculated on a twelve month trailing basis. The margin varies from 1.25% to 2.25% above the LIBOR Rate, and from 0.25% to 1.25% above the Base Rate, as the Company's Consolidated Leverage Ratio varies from 1.25 or lower to 3.50 or higher.

The New Facility includes various covenants and restrictions, including a Minimum Consolidated Fixed Charge Coverage Ratio of 1.25 and a maximum Consolidated Leverage Ratio initially set at 4.25, which decreases periodically over the term of the agreement until the final maximum level of 3.50 is reached on March 31, 2018. The loan is secured by essentially the same collateral and guarantees as the previous senior credit facility, as described in Note 6. The Company expects to incur fees and expenses related to this transaction of between $4.8 million and $5.4 million. In addition, as of March 31, 2015, the Company has $2.8 million in unamortized deferred financing costs from its previous senior credit facility included in other assets on the Consolidated Balance Sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes included elsewhere in this report.

Consolidated Operating Results

Three Months Ended March 31,
(Amounts in millions)	2015	2014	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$206.0	$232.0	$(26.0)
				(14.7)	Unit sales volume
				(1.1)	Average selling price and mix
				(10.1)	Foreign currency translation
Gross profit	55.3	66.9	(11.6)
Gross margin	26.9%	28.8%
				(4.9)	Unit sales volume
				(1.1)	Average selling price and mix
				(0.4)	Average steel costs
				0.3	Acquisition accounting effects
				(2.4)	Other product costs and mix
				(3.1)	Foreign currency translation
SG&A	44.5	44.6	(0.1)
As a percent of sales	21.6%	19.2%
				1.2	Employee benefits
				1.1	Professional services
				(1.0)	Advertising
				(1.8)	Foreign currency translation
				0.4	Other, net
Facility closure and restructuring charges	—	1.5	(1.5)

Operating income	10.8	20.8	(10.0)
Operating margin	5.3%	9.0%
				(11.6)	Decrease in gross profit
				0.1	Decrease in SG&A
				1.5	Facility closure and restructuring charges
Net income	$9.0	$10.6	$(1.5)
				(10.0)	Decrease in operating income
				0.3	Decrease in net interest expense
				6.8	Change in other income, net
				1.3	Decrease in income tax provision

Sales in the three months ended March 31, 2015 decreased by $26.0 million, or 11.2%, compared to the three months ended March 31, 2014, primarily due to lower unit sales volume and the adverse effects of the translation of foreign currency-denominated sales transactions. In addition, lower average selling price and mix, due primarily to targeted price reductions in select markets, further reduced sales. Domestic sales decreased by $1.5 million, or 1.6%, and international sales decreased by $24.4 million, or 18.0%, including the unfavorable currency translation effects described above. FLAG segment sales decreased by $22.9 million, or 13.8%, FRAG segment sales decreased by $4.0 million, or 6.7%, and sales of CCF products increased by $0.9 million, or 12.8%. See further discussion about sales under Segment Results.

Gross profit decreased by $11.6 million, or 17.3%, from the first quarter of 2014 to the first quarter of 2015. Lower unit sales volume reduced gross profit by $4.9 million. In addition, increased product costs and mix of $2.4 million, net lower average selling price and mix of $1.1 million, and higher average steel costs estimated at $0.4 million, all further contributed to the decrease in gross profit in the current quarter. Partially offsetting these negative factors were lower acquisition accounting effects of $0.3 million. The increase in product cost and mix was primarily due to costs of adjusting manufacturing plant sourcing and production levels at certain locations and increased retirement plan costs. Increased retirement plan costs were driven by new mortality tables indicating increased average life expectancies as well as a lower discount rate on the Canadian defined benefit pension plan. Gross margin in the first quarter of 2015 was 26.9% compared to 28.8% in the first quarter of 2014. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates decreased our gross profit in the first quarter of 2015 compared to the first quarter of 2014 by an estimated $3.1 million, primarily due to the unfavorable currency effects on sales described above, partially offset by the favorable effect on cost of goods sold from the translation of costs denominated in the relatively weaker Canadian Dollar and Brazilian Real into a stronger U.S. Dollar.

SG&A decreased by $0.1 million, or 0.2%, from the first quarter of 2014 to the first quarter of 2015. As a percentage of sales, SG&A increased from 19.2% in the first quarter of 2014 to 21.6% in the first quarter of 2015. Employee benefit plan costs reported in SG&A increased by $1.2 million, driven by increased retirement plan costs due to the adoption of new mortality tables indicating increased average life expectancies as well as a lower discount rate on the U.S. defined-benefit pension plan and U.S. retiree medical plans. Professional services increased by $1.1 million, reflecting increased costs for outside consulting services associated with implementation of strategic initiatives. Advertising expense decreased by $1.0 million, driven by reduced co-op advertising expenses. Fluctuations in foreign currency exchange rates reduced SG&A by $1.8 million in the quarter, primarily due to the translation of our European-based expenses into a stronger U.S. Dollar.

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve efficiencies. Direct costs associated with this action were $0.8 million in the three months ended March 31, 2014, representing asset impairment charges and costs to move equipment to other Blount locations. There were no such costs incurred in the three months ended March 31, 2015.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the three months ended March 31, 2014, we recognized direct costs of $0.7 million in conjunction with this restructuring activity, representing lease exit costs, severance costs, and asset impairment charges. There were no such costs recorded in the three months ended March 31, 2015.

Operating income decreased by $10.0 million, or 47.9%, from the first quarter of 2014 to the first quarter of 2015. Operating margin was 5.3% of sales in the three months ended March 31, 2015 compared to 9.0% of sales in the three months ended March 31, 2014. The decrease in operating income and operating margin reflects lower gross profit, primarily due to lower unit sales volume, lower average selling prices and mix, higher product costs and mix, and adverse movement in foreign currency exchange rates. Partially offsetting the lower gross profit in the current period was the non-recurrence of facility closure and restructuring charges recognized in 2014.

Interest expense, net of interest income, was $4.2 million in the first quarter of 2015 compared to $4.5 million in the first quarter of 2014. The lower interest expense was primarily due to lower average principal outstanding.

Other income in the first quarter of 2015 was $6.8 million, primarily due to movement in foreign currency exchange rates and the impact on non-operating assets held at foreign locations, as well as a gain on life insurance proceeds.

The following table summarizes our income tax provision and effective tax rate in 2015 and 2014:

Effective Tax Rate	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Income before income taxes	$13,425	$16,302
Provision for income taxes	4,383	5,716
Effective tax rate	32.6%	35.1%

The effective tax rate decreased for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to higher tax benefits from an increased domestic production activities deduction and claiming foreign tax credits in the three months ended March 31, 2015 as opposed to deducting the applicable foreign taxes in the three months ended March 31, 2014.

See Note 8 to the Consolidated Financial Statements for additional discussion of the effective tax rates in the reported periods.

Net Income and Net Income per Share

Net income in the first quarter of 2015 was $9.0 million, or $0.18 per diluted share, compared to $10.6 million, or $0.21 per diluted share, in the first quarter of 2014.

Consolidated Sales Order Backlog

Consolidated sales order backlog was $164.8 million as of March 31, 2015 compared to $169.1 million at December 31, 2014. The decrease in consolidated backlog during the first three months of 2015 is attributable to soft market conditions and reduced order intake. See further discussion of backlog under Segment Results.

Segment Results

See description of the Company's reporting segments in Note 14 to the Consolidated Financial Statements. The following table presents selected financial data by segment for the periods indicated:

Segment Information	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Sales:
FLAG	$142,360	$165,215
FRAG	55,891	59,881
Corporate and other	7,739	6,863
Total sales	$205,990	$231,959
Contribution to operating income:
FLAG	$18,255	$28,077
FRAG	(1,921)	(899)
Corporate and other	(5,503)	(6,390)
Total operating income	$10,831	$20,788
Depreciation and amortization:
FLAG	$6,563	$6,516
FRAG	3,580	3,832
Corporate and other	848	796
Total depreciation and amortization	$10,991	$11,144

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income for the FLAG segment between the comparable periods of 2015 and 2014:

FLAG Segment Results	Three Months Ended March 31,
(Amounts in thousands)	Sales	Contribution to Operating Income
2014 reporting period	$165,215	$28,077
Unit sales volume	(11,636)	(4,638)
Average selling price and mix	(1,884)	(1,884)
Average steel cost	—	(435)
Other product costs and mix	—	(1,481)
SG&A	—	(500)
Acquisition accounting effects	—	108
Foreign currency translation	(9,335)	(992)
2015 reporting period	$142,360	$18,255

Sales in the FLAG segment decreased by $22.9 million, or 13.8%, from the first quarter of 2014 to the first quarter of 2015, due to decreased unit sales volume of $11.6 million, lower average selling price and mix of $1.9 million, and unfavorable foreign currency exchange rate effects of $9.3 million. Lower average selling prices occurred in select end markets, and shifts in channel mix towards a higher proportion of OEM sales versus replacement market sales also reduced average pricing. The unfavorable effect of foreign currency exchange rates was primarily due to the relatively stronger U.S. Dollar in relation to the Euro, Russian Ruble, and Brazilian Real.

Sales of forestry products were down 15.7% and sales of lawn and garden products were down 6.1%. FLAG sales to the replacement market were down 15.9% and sales to OEMs were down 8.2%. FLAG sales decreased by 2.5% in North America, reflecting lower sales in Canada, in part due to the unfavorable movement in the Canadian Dollar exchange rate. U.S. sales were essentially flat in the comparable periods. In Europe and Russia, FLAG sales decreased by 16.2%, reflecting soft market conditions and the adverse effects of translating foreign currency denominated sales transactions into a stronger U.S. Dollar. In the Asia Pacific Region, FLAG sales decreased by 25.2%, reflecting soft market demand due to weak economic conditions and the adverse effects of movements in foreign currency exchange rates. FLAG sales decreased by 2.4% in South America, reflecting weak market and economic conditions, primarily in Brazil, and adverse effects of movement in foreign currency exchange rates. We also believe that the stronger U.S. Dollar, which makes our products relatively higher priced to our international customers that are invoiced in U.S. Dollars, has contributed to the unit sales volume decrease in the current period.

Sales order backlog for the FLAG segment at March 31, 2015 was $145.8 million compared to $140.1 million at December 31, 2014 and $156.8 million at March 31, 2014. The increase in backlog in the FLAG segment during the first quarter of 2015 reflects seasonal ordering patterns and slight improvement in market conditions late in the quarter. The decrease from March 31, 2014 reflects lower overall demand and weaker market conditions compared to a year ago, as well as the negative impact of translating foreign currency denominated backlog into a stronger U.S. Dollar.

The contribution to operating income from the FLAG segment decreased by $9.8 million, or 35.0%, from the first quarter of 2014 to the first quarter of 2015. Lower unit sales volume, reduced average selling prices and mix, slightly higher average steel costs, increased product cost and mix, increased SG&A expense, and the unfavorable net effects of movements in foreign currency exchange rates all contributed to the reduced operating results. Partially offsetting these negative factors were slightly lower acquisition accounting effects. The stronger U.S. Dollar in relation to the Brazilian Real, Canadian Dollar, and Euro reduced reported cost of goods sold and SG&A expense, which partially offset the unfavorable effects of the stronger U.S. Dollar on the translation of foreign currency denominated sales. Higher product cost and mix in the FLAG segment was primarily due to increased Canadian retirement plan costs and expenses associated with adjusting manufacturing plant sourcing and production levels at certain locations. Manufacturing capacity utilization in the FLAG segment is estimated at 89.3% and 87.9% in the three months ended March 31, 2015 and March 31, 2014, respectively.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income in the FRAG segment between the comparable periods of 2015 and 2014:

FRAG Segment Results	Three Months Ended March 31,
(Amounts in thousands)	Sales	Contribution to Operating Income
2014 reporting period	$59,881	$(899)
Unit sales volume	(4,243)	(858)
Average selling price and mix	776	776
Average steel cost	—	54
Other product costs and mix	—	(1,108)
SG&A	—	(132)
Acquisition accounting effects	—	273
Foreign currency translation	(523)	(27)
2015 reporting period	$55,891	$(1,921)

Sales in the FRAG segment decreased by $4.0 million, or 6.7%, from the first quarter of 2014 to the first quarter of 2015. Lower unit sales volume and the negative effects of foreign currency exchange rate movements drove the decrease. Partially offsetting these negative factors were higher average selling price and mix. The unit sales volume decrease reflected lower shipments of attachments and agricultural cutting blades due to weaker agricultural equipment market conditions in North America and Europe. Log splitter sales were down only slightly compared to a first quarter record achieved in 2014. Higher average selling prices are primarily attributable to our tractor attachment product lines. FRAG sales in North America were down 6.1%, while sales in Europe, consisting primarily of agricultural cutting parts, were down 31.5% due to weak European market conditions for agricultural equipment and the unfavorable effects of movements in foreign currency exchange rates from the strengthened U.S. Dollar.

Sales order backlog for the FRAG segment at March 31, 2015 was $18.3 million compared to $28.8 million at December 31, 2014 and $22.9 million at March 31, 2014. The decrease in backlog reflects seasonal ordering patterns and generally weaker market conditions.

The contribution to operating income from the FRAG segment was a loss of $1.9 million in the first quarter of 2015, compared to a loss of $0.9 million in the first quarter of 2014. Lower unit sales volume and higher product costs and mix drove the reduction in profitability in the comparable periods. Partially offsetting these negative factors were higher average selling price and mix, and reduced acquisition accounting effects. Higher product costs and mix were primarily driven by lower overhead absorption, reduced scrap steel selling prices, and higher medical plan costs in the quarter. The movements in foreign currency exchange rates reduced reported cost of goods sold and SG&A and largely offset the negative impact on reported sales described above.

Corporate and Other. Sales of CCF products increased $0.9 million, or 12.8%, from the first quarter of 2014 to the first quarter of 2015. North American sales of CCF products increased in the first quarter while CCF product sales decreased in Europe. The impact on operating income from the corporate and other category improved by $0.9 million in the quarter driven by increased unit sales volume in the CCF business unit and facility closure and restructuring costs recognized in 2014 and not repeated in 2015. Partially offsetting these positive impacts were higher SG&A expenses, primarily attributable to increased defined benefit pension plan and retiree medical plan costs in the U.S., due the adoption of new mortality tables indicating increased average life expectancies, as well as lower discount rates.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

Debt	March 31,	December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$176,875	$135,500
Term Loans	241,790	245,453
Capital lease obligations	3,098	3,250
Total Debt	421,763	384,203
Less current maturities	(15,129)	(15,131)
Long-term debt, net of current maturities	$406,634	$369,072
Weighted average interest rate at end of period	2.69%	2.70%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintained a senior credit facility with General Electric Capital Corporation as Agent for the Lenders and also as a lender, which has been amended and restated on several occasions. As of March 31, 2015 and December 31, 2014, the senior credit facilities consisted of a revolving credit facility and a term loan. On May 5, 2015, the Company entered into a new senior credit facility and repaid all amounts outstanding under the existing senior credit facility. See Note 17 to the Consolidated Financial Statements for a description of the Company's new senior credit facility.

The revolving credit facility provided for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of March 31, 2015, the Company had the ability to borrow an additional $97.5 million under the terms of the revolving credit agreement. The revolving credit facility bears interest at a floating rate, which, at the option of the Company, may be either the LIBOR or an Index Rate, as defined in the credit agreement, plus an additional amount as outlined in the table below.

Maximum Leverage Ratio
Less than 4.00	Between 4.00 and 4.50	4.50 or above
LIBOR + 2.50%	LIBOR + 3.00%	LIBOR + 3.50%
Index Rate + 1.50%	Index Rate + 2.00%	Index Rate + 2.50%

As of March 31, 2015, the Company's leverage ratio was below the 4.00 threshold. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and monthly on index rate-based borrowings. Any outstanding principal was due in its entirety on the maturity date of August 31, 2016.

The term loan facility bears interest under the same terms as the revolving credit facility and was also due to mature on August 31, 2016. The term loan facility required quarterly principal payments of $3.7 million, with a final payment of $219.8 million due on the maturity date. Once repaid, principal under the term loan facility could not be re-borrowed.

The amended and restated senior credit facilities contained financial covenants, including, as of March 31, 2015:

•
Minimum fixed charge coverage ratio, defined as Adjusted EBITDA divided by cash payments for interest, taxes, capital expenditures, scheduled debt principal payments, and certain other items, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.15.

•
Maximum leverage ratio, defined as total debt divided by Adjusted EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio is set at 3.75 through June 30, 2015, 3.50 through September 30, 2015, 3.25 through December 31, 2015, and 3.00 thereafter.

The status of financial covenants was as follows:

	As of March 31, 2015
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.15	1.21
Maximum leverage ratio	3.75	3.05

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was not out of compliance with any covenants as of December 31, 2014 and March 31, 2015. Non-compliance with these covenants is an event of default under the terms of the credit agreement, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.

The amended and restated senior credit facilities may be prepaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of stock under certain circumstances, or upon the Company’s annual generation of excess cash flow, as defined in the credit agreement. No additional mandatory payments were required in the three months ended March 31, 2015 or March 31, 2014 under these credit agreement requirements. Our senior credit facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, and obligations under our post-employment benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our new revolving credit facility (see Note 17). We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, stock repurchases and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions, or significantly increase our rate of capital expenditures. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, restructuring of our credit facilities, and issuance of new debt or equity securities.

Our interest expense may vary in the future because the revolving and term loan interest rates are variable. The senior credit facility agreement included a requirement to fix or cap interest rates for certain periods on 35% of the outstanding principal on our term loan, and we have entered into interest rate swap agreements to meet this requirement. Our interest rate swap agreements covered $100.0 million in principal under the term loan as of December 31, 2014 and March 31, 2015, respectively. The weighted average interest rate at March 31, 2015, including the effect of the interest rate swaps, was 3.05%.

Cash and cash equivalents at March 31, 2015 were $23.9 million, compared to $27.3 million at December 31, 2014. As of March 31, 2015, $22.6 million of our cash and cash equivalents was held in accounts at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would most likely result in the payment of significant taxes. It is the intention of management for this cash to remain at or be used by our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital requirements, additions to PP&E at foreign locations, and potential additional foreign acquisitions.

Cash flows from operating activities is summarized as follows:

Cash Flows from Operating Activities	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Net income	$9,042	$10,586
Non-cash items	12,633	13,219
Net income plus non-cash charges	21,675	23,805
Changes in assets and liabilities, net	(33,033)	(24,079)
Net cash used by operating activities	$(11,358)	$(274)

Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation expense; excess tax benefit from stock-based compensation; asset impairment charges; deferred income taxes; and other non-cash items.

During the first three months of 2015, operating activities used $11.4 million of cash compared to $0.3 million used in the first three months of 2014. Net income plus non-cash items totaled $21.7 million in the three months ended March 31, 2015. Non-cash items in the 2015 period are lower than in the 2014 period due to the absence of asset impairment charges of $0.7 million related to our 2014 facility closure and restructuring activities.

The net change in working capital components and other assets and liabilities during the 2015 period used $33.0 million in cash compared to $24.1 million of cash used in the first three months of 2014.

Accounts receivable increased by $17.5 million during the first three months of 2015. In the farm equipment business, we offer longer payment terms to dealers during late winter and early spring to encourage early stocking orders for the peak farm equipment selling season. Our FRAG segment provides a graduated cash discount schedule to encourage early payment, but grants longer payment terms as an option for its equipment dealer customers. This long-standing industry practice tends to increase the receivables balance at March 31, compared to the prior year end. Receivables at our FRAG segment increased by $8.1 million in the first quarter of 2015, reflecting this seasonal pattern. The balance of the increase relates to a life insurance benefit receivable on the death of a former officer of the Company and an increase in FLAG segment accounts receivable as a result of shifts in customer and channel mix experienced in the quarter and the related timing of payments.

Inventories increased by $10.3 million during the first three months of 2015, reflecting production and purchasing levels required to meet the Company's full year forecast compared to lower sales realized in the first quarter. Accounts payable increased by $4.7 million during the first three months of 2015, reflecting timing of payments to vendors. Accrued expenses decreased by $11.4 million in the first three months of 2015, reflecting payment of year end accruals for incentive compensation programs and the U.S. defined contribution retirement plan.

Cash payments during the first three months of 2015 also included $3.7 million for income taxes and $3.7 million for interest. The net effect of foreign currency exchange rate changes on balance sheet accounts was a reduction in net cash flows of $4.5 million.

During the first three months of 2014, operating activities used $0.3 million of cash. Net income plus non-cash items totaled $23.8 million. The non-cash items included a $0.7 million asset impairment charge related to facility closure and restructuring activities. The net change in working capital components and other assets and liabilities during the 2014 period used $24.1 million in cash. Accounts receivable increased by $31.3 million, primarily due to increased sales levels in the first quarter of 2014 compared to the fourth quarter of 2013, particularly in the last month of each quarter. Sales were $216.9 million in the fourth quarter of 2013 and $232.0 million in the first quarter of 2014. Sales in the month of March 2014 were $83.0 million compared to $64.6 million in the month of December 2013. Additionally, receivables at in our FRAG attachments business increased by $10.6 million in the first quarter of 2014, reflecting the seasonal pattern described above.

Inventories decreased by $2.1 million, reflecting improved throughput and continued efforts to reduce inventory to target levels. FLAG inventories were down $6.0 million in the first three months of 2014. FRAG inventories increased by $3.1 million in the first three months of 2014, reflecting the normal seasonal buildup in anticipation of the peak spring selling season in the agricultural equipment market.

Accounts payable increased by $10.5 million reflecting increased levels of purchases of raw materials and products for resale compared with the fourth quarter of 2013. Accrued expenses decreased by $5.4 million in the quarter, reflecting payments of the Company's contribution to the U.S. defined contribution retirement plan and management incentive plan. Cash payments during the first three months of 2014 also included $2.8 million for interest and $5.4 million for income taxes. The net effect of foreign currency exchange rate changes on balance sheet accounts was an increase in net cash flows of $0.3 million.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trusts which invest the funds. As of December 31, 2014, our total unfunded post-employment benefit obligation was $82.1 million, of which $46.1 million pertained to our defined benefit pension plans. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. We expect to contribute or pay out total cash of approximately $17.0 million during 2015 for our various post-employment benefit plans.

Cash flows from investing activities is summarized as follows:

Cash Flows from Investing Activities	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Purchases of property, plant, and equipment	$(8,939)	$(5,537)
Proceeds from sales of assets	24	68
Acquisition, net of cash acquired	—	(2,741)
Collection of escrow proceeds on prior sale of discontinued operations	—	100
Net cash used by investing activities	$(8,915)	$(8,110)

Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2015, we expect to invest a total of between $40 million and $50 million in capital expenditures, compared to $37.3 million for the full year in 2014. In January of 2014, we acquired Pentruder, a distributor of specialty concrete cutting saws based in Chandler, Arizona. During the three months ended March 31, 2014, we collected $0.1 million held in escrow from the 2007 sale of our Forestry Division.

Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Net borrowings under revolving credit facility	$41,375	$7,650
Repayment of term loan principal and capital lease obligations	(3,780)	(3,752)
Repurchase of common stock	(16,136)	—
Proceeds and tax effects from stock-based compensation	(3)	83
Net cash provided by financing activities	$21,456	$3,981

Cash provided by financing activities in the first three months of 2015 consisted primarily of net borrowings under our revolving credit facility, the scheduled repayment of principal under our term loan and capital leases, and common stock repurchased under the Company's share repurchase program. Cash used in financing activities in the first three months of 2014 consisted primarily of net borrowing under our revolving credit facility and scheduled repayments of principal on our term loans and capital leases. See Note 12 for more information about the Company's current share repurchase program and Note 17 for information about the Company's new senior credit facility entered into in May 2015.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

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

We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Substantially all of our debt is subject to variable interest rates. We have entered into a series of interest rate swap agreements whereby the interest rate we pay is fixed on a portion of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. We currently have interest rate swap agreements covering $100 million of principal under our term loan.

See also Note 16 to the Consolidated Financial Statements included in Item 1 for further discussion of derivative financial instruments. See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, for the fiscal year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain Disclosure Controls and Procedures (“DCP”) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s DCP (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2014 and March 31, 2015 because of the material weaknesses in our internal control over financial reporting ("ICFR") described below.

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

Management of the Company has assessed the effectiveness of our ICFR as of December 31, 2014 and March 31, 2015 using the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management identified material weaknesses in ICFR as of December 31, 2014 and March 31, 2015 as further described below.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constitute material weaknesses in our ICFR as of December 31, 2014 and March 31, 2015:

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute two material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2014 and March 31, 2015, based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR. In May 2015, we implemented SAP at our TISCO business unit. Implementation of SAP at this business unit is expected to provide an opportunity to standardize and improve financial and transactional processes and to strengthen ICFR at this location by improving information technology general controls and segregation of duties. These improvements to ICFR will require testing for operating effectiveness before the Company can reach conclusions regarding the remediation of the related material weaknesses described above.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Quarterly Report.

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
Dated: May 7, 2015