Form 10-Q
period 2015-06-30
BLOUNT INTERNATIONAL INC
filed 2015-08-10
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2015.
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
Yes  ☐    No  ☒

As of August 4, 2015 there were 48,251,734 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014

Sales	$212,715	$235,423	$418,705	$467,382
Cost of goods sold	155,102	166,632	305,764	331,698
Gross profit	57,613	68,791	112,941	135,684
Selling, general, and administrative expenses	42,972	45,977	87,468	90,545
Facility closure and restructuring charges	—	463	—	2,000
Impairment of acquired intangible assets	61,974	—	61,974	—
Operating income (loss)	(47,333)	22,351	(36,501)	43,139
Interest income	25	17	45	54
Interest expense	(3,860)	(4,479)	(8,088)	(9,004)
Other income (expense), net	(3,286)	242	3,515	244
Income (loss) before income taxes	(54,454)	18,131	(41,029)	34,433
Provision (benefit) for income taxes	(4,912)	5,841	(529)	11,557
Net income (loss)	$(49,542)	$12,290	$(40,500)	$22,876

Basic net income (loss) per share	$(1.02)	$0.25	$(0.83)	$0.46
Diluted net income (loss) per share	$(1.02)	$0.25	$(0.83)	$0.46

Weighted average shares used in per share calculations:
Basic	48,682	49,635	49,019	49,633
Diluted	48,682	50,143	49,019	50,198

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014

Net income (loss)	$(49,542)	$12,290	$(40,500)	$22,876
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses)	756	693	(1,290)	91
Losses reclassified to net income (loss)	675	306	1,426	916
Unrealized gains, net	1,431	999	136	1,007
Pension and other post-employment benefit plans:
Gain from plan amendment	11,829	—	11,829	—
Net actuarial gains	1,830	—	1,830	142
Amortization of net actuarial losses	2,423	1,483	5,113	3,170
Amortization of prior service cost	(359)	(358)	(719)	(718)
Pension liability adjustment	15,723	1,125	18,053	2,594

Foreign currency translation adjustment	2,216	(581)	(8,079)	(627)

Other comprehensive income (loss), before tax	19,370	1,543	10,110	2,974
Income tax provision on other comprehensive items	(4,615)	(739)	(4,832)	(1,233)
Other comprehensive income (loss), net of tax	14,755	804	5,278	1,741
Comprehensive income (loss)	$(34,787)	$13,094	$(35,222)	$24,617

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$40,801	$27,254
Accounts receivable, net	124,156	123,099
Inventories	180,759	163,572
Deferred income taxes	21,665	19,666
Prepaid expenses	9,455	11,542
Assets held for sale	7,200	7,200
Other current assets	11,426	10,478
Total current assets	395,462	362,811
Property, plant, and equipment, net	171,600	169,440
Deferred income taxes	596	3,022
Intangible assets, net	79,347	97,052
Goodwill	91,759	142,468
Other assets	19,766	18,877
Total Assets	$758,530	$793,670

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,482	$15,131
Accounts payable	54,520	52,690
Accrued expenses	36,411	38,158
Payroll accruals	27,558	39,080
Total current liabilities	133,971	145,059
Long-term debt, excluding current maturities	420,505	369,072
Deferred income taxes	26,884	29,978
Employee benefit obligations	65,503	82,095
Other liabilities	7,848	9,909
Total Liabilities	654,711	636,113
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,251,734 and 49,629,895 outstanding, respectively	483	496
Capital in excess of par value of stock	603,507	619,223
Accumulated deficit	(422,828)	(379,541)
Accumulated other comprehensive loss	(77,343)	(82,621)
Total stockholders’ equity	103,819	157,557
Total Liabilities and Stockholders’ Equity	$758,530	$793,670

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Six months ended June 30,
(Amounts in thousands)	2015	2014

Cash flows from operating activities:
Net income (loss)	$(40,500)	$22,876
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	15,538	15,126
Amortization	6,466	7,369
Stock-based compensation expense	2,783	2,417
Debt modification charge	2,013	—
Asset impairment charges	61,974	1,090
Deferred income taxes	(592)	(237)
Other non-cash items	(820)	342
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(4,119)	(25,423)
(Increase) decrease in inventories	(19,408)	(5,264)
(Increase) decrease in other assets	773	1,490
Increase (decrease) in accounts payable	2,541	15,179
Increase (decrease) in accrued expenses	(17,690)	(4,016)
Increase (decrease) in other liabilities	1,095	(2,212)
Net cash provided by operating activities	10,054	28,737

Cash flows from investing activities:
Purchases of property, plant, and equipment	(18,681)	(14,846)
Proceeds from sale of assets	76	114
Acquisition, net of cash acquired	—	(2,741)
Collection of escrow proceeds from prior sale of discontinued operations	—	100
Net cash used in investing activities	(18,605)	(17,373)

Cash flows from financing activities:
Net repayment under revolving credit facilities	(2,500)	(21,400)
Repayment of term loan principal and capital lease obligations	(245,687)	(7,520)
Proceeds from issuance of new term debt	300,000	—
Repurchase of common stock	(20,567)	—
Debt issuance costs	(5,169)	—
Excess tax benefit from stock-based compensation	—	35
Proceeds from stock-based compensation activity	—	52
Taxes paid on stock-based compensation activity	(390)	(336)
Net cash provided by (used in) financing activities	25,687	(29,169)

Effect of exchange rate changes	(3,589)	(649)

Net increase (decrease) in cash and cash equivalents	13,547	(18,454)
Cash and cash equivalents at beginning of period	27,254	42,797
Cash and cash equivalents at end of period	$40,801	$24,343

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2014	49,630	$496	$619,223	$(379,541)	$(82,621)	$157,557
Net loss				(40,500)		(40,500)
Foreign currency translation adjustment					(8,079)	(8,079)
Unrealized gains, net					136	136
Gain from plan amendment					11,829	11,829
Net actuarial gain					1,830	1,830
Amortization of net actuarial losses and prior service cost					4,394	4,394
Income tax provision on other comprehensive items					(4,832)	(4,832)
Repurchases of common stock	(1,444)	(14)	(17,766)	(2,787)		(20,567)
Stock options, stock appreciation rights, restricted stock, and related tax effects	66	1	(733)			(732)
Stock compensation expense			2,783			2,783
Balance June 30, 2015	48,252	$483	$603,507	$(422,828)	$(77,343)	$103,819

Blount International, Inc. holds 2,067,068 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.

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

The accompanying financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations covering interim reporting. The December 31, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounts Receivable, Net. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts, which is presented net with accounts receivable on the Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $2.6 million and $2.9 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.

One customer accounted for 8.7% and 9.4% of the total accounts receivable, net balance as of June 30, 2015 and December 31, 2014, respectively. No other customer accounted for more than 3% of accounts receivable, net at June 30, 2015 and December 31, 2014, respectively.

Accumulated Depreciation. The Company reports property, plant, and equipment ("PP&E") net of accumulated depreciation on the Consolidated Balance Sheets. Accumulated depreciation was $299.0 million and $288.2 million as of June 30, 2015 and December 31, 2014, respectively.

Reclassifications. Certain immaterial amounts in the prior period Consolidated Statement of Cash Flows and Note 15 have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, as amended, is currently effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market principle to the lower of cost and net realizable value principle. The guidance affects entities that use the first-in, first-out ("FIFO") or average cost method, but does not affect entities that use the last-in, first-out or retail inventory method. Since the Company uses the FIFO method for cost measurement, changes in inventory will be measured at the lower of cost and net realizable value, instead of at the lower of cost or market. The new guidance is effective for Blount on January 1, 2017 and requires prospective adoption. This guidance will affect the Company's presentation of inventories on the Consolidated Balance Sheets.

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

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve operating efficiencies. Direct costs associated with this action were $0.1 million and $0.9 million in the three and six months ended June 30, 2014, respectively. Costs for the three and six months ended June 30, 2014 included zero and $0.5 million, respectively, in asset impairment charges on equipment designated for disposal as well as moving costs for equipment relocated to other Blount manufacturing facilities. The total costs incurred throughout this 2013-2014 restructuring activity were $9.4 million. Of these total charges, $4.0 million were cash transition costs, including severance and equipment moving expenses, and $5.4 million were non-cash charges for impairment and accelerated depreciation on PP&E. There were no such costs recorded in the three and six months ended June 30, 2015. As of December 31, 2014, all accrued severance and other expenses had been paid, and the Company does not expect to incur further costs on this facility consolidation.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the three and six months ended June 30, 2014, we recognized direct costs of $0.4 million and $1.1 million associated with this plant closure and consolidation. These costs represented severance, asset impairment charges, lease exit costs, and moving expenses for equipment and inventories. The total costs incurred throughout this 2014 restructuring activity were $1.6 million, including non-cash charges of $0.5 million for impairment of equipment and cash expenses of $1.1 million for lease exit costs, moving expenses, and employee severance. There were no such costs recorded in the three and six months ended June 30, 2015. As of December 31, 2014, all accrued severance and other expenses had been paid, and the Company does not expect to incur further costs on this facility consolidation.

NOTE 4: INVENTORIES
Inventories consisted of the following:

Inventories	June 30,	December 31,
(Amounts in thousands)	2015	2014
Raw materials and supplies	$22,874	$21,119
Work in process	19,650	19,616
Finished goods	138,235	122,837
Total inventories	$180,759	$163,572

NOTE 5: INTANGIBLE ASSETS, NET

The following table summarizes acquired intangible assets:

		June 30, 2015		December 31, 2014
	Useful	Gross		Gross
Intangible Assets	Life	Carrying	Accumulated	Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$91,759	$—	$142,468	$—
Trademarks and trade names	Indefinite	25,175	—	37,128	—
Total with indefinite lives		116,934	—	179,596	—
Distribution and non-compete agreements	2 - 7	6,092	2,159	6,092	1,789
Patents	11 - 13	5,320	2,638	5,320	2,422
Customer relationships	10 - 20	106,178	58,687	106,754	54,108
Other	1 - 5	2,729	2,663	2,912	2,835
Total with finite lives		120,319	66,147	121,078	61,154
Total intangible assets		$237,253	$66,147	$300,674	$61,154

The following table shows the change in goodwill for the six months ended June 30, 2015, and the cumulative amount of impairment charges recognized to date:

Goodwill	Forestry, Lawn, and Garden Segment	Farm, Ranch, and Agriculture Segment	Corporate and Other	Total
(Amounts in thousands)
December 31, 2014	$64,174	$78,061	$233	$142,468
Impairment	—	(50,423)	—	(50,423)
Effect of changes in foreign exchange rates	(285)	—	(1)	(286)
June 30, 2015	$63,889	$27,638	$232	$91,759

Cumulative impairments recognized to date	$1,912	$71,276	$—	$73,188

In accordance with Accounting Standards Codification 350 ("ASC 350"), the Company performs an impairment analysis of goodwill and other indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. In addition to goodwill, certain of the Company's acquired trademark and trade name intangible assets are also assigned indefinite useful lives. In the three months ended June 30, 2015, the Company identified indications of potential impairment of certain goodwill and trade name intangible assets included within the Farm, Ranch, and Agriculture ("FRAG") segment. Accordingly, the Company performed an impairment analysis on these assets and recognized non-cash impairment charges totaling $62.0 million in the three months ended June 30, 2015. Specifically, the Company recognized an impairment charge totaling $11.6 million on certain trade name and trademark intangible assets and recorded a preliminary impairment charge totaling $50.4 million on goodwill.

The impairment charges on trade names were based on revised lower short-term expectations about future product sales and profitability for specific brand names, and corresponding reductions in assumed royalty rates used in the related discounted cash flow models using the relief from royalty method. The preliminary impairment charges on goodwill were based on revised lower short-term expectations about future profitability and projected cash flows of certain goodwill reporting units. The Company estimated the fair value of these goodwill reporting units using several different methods, including discounted cash flow models and multiples of earnings based on comparable industry participants and transactions. The Company was not able to complete its goodwill impairment analysis prior to reporting on Form 10-Q for the three months ended June 30, 2015 and, as a result, the impairment charge recognized is preliminary. The Company is continuing to analyze the fair value of the goodwill reporting units involved in the impairments, and expects to finalize the goodwill impairment charges in the third quarter of 2015. It is reasonably possible the final goodwill impairment charges will differ materially from the amounts recorded in the three months ended June 30, 2015.

During the third and fourth quarters of 2014, the Company also recognized non-cash impairment charges totaling $21.1 million on certain trade name intangible assets used in the FRAG segment. These impairment charges were based on revised lower short-term expectations about future product sales and profitability for specific brand names, and corresponding reductions in assumed royalty rates used in the related discounted cash flow models using the relief from royalty method.

Determining the fair value of goodwill and other indefinite-lived intangible assets is a complex process involving estimating future cash flows and discounting them to present value, as well as applying market multiples to current and projected profitability. The process involves numerous significant assumptions about future events and is highly judgmental in nature. For the majority of the Company's indefinite-lived intangible assets within the FRAG segment, and for certain indefinite-lived intangible assets other than goodwill within the FLAG segment, the current estimated fair values do not exceed the net book values by a significant amount. Adverse future developments or changes in assumptions related to the Company's goodwill reporting units or other indefinite-lived intangible assets could result in additional impairment charges being recognized in the future. See further information regarding the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Amortization expense for finite-lived intangible assets, included in cost of goods sold in the Consolidated Statements of Income, was as follows:

Amortization Expense for Intangible Assets	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Amortization expense	$2,801	$3,213	$5,609	$6,395

Amortization expense for these finite-lived intangible assets is expected to total $11.2 million in 2015, $9.8 million in 2016, $8.2 million in 2017, $6.9 million in 2018, and $5.8 million in 2019.

NOTE 6: DEBT

Debt consisted of the following:

Debt	June 30,	December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$133,000	$135,500
Term loans	300,000	245,453
Capital lease obligations	2,987	3,250
Total debt	435,987	384,203
Less current maturities	(15,482)	(15,131)
Long-term debt, net of current maturities	$420,505	$369,072
Weighted average interest rate at end of period	2.20%	2.70%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintained a senior secured credit facility which had been amended and restated on several occasions (the "Old Facility"). As of December 31, 2014, the Old Facility consisted of a revolving credit facility and a term loan. On May 5, 2015, the Company entered into a new senior secured credit facility (the "New Facility"). Upon closing of the New Facility, the Company repaid all amounts outstanding and terminated the Old Facility. The Company paid fees and expenses totaling $5.2 million on the issuance of the New Facility, of which $4.1 million was deferred to the balance sheet and $1.1 million was expensed. The Company also recognized $0.9 million in expense of previously deferred and unamortized financing costs in conjunction with closing on the New Facility.

Senior Credit Facility as of June 30, 2015. As of June 30, 2015, the New Facility consisted of a $300.0 million revolving credit facility and a $300.0 million term loan. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200.0 million. The revolving credit facility provides for total available borrowings of up to $300.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of June 30, 2015, the Company had the ability to borrow an additional $117.0 million under the terms of the revolving credit agreement. Interest is due periodically and interest rates are variable based on a margin added to the LIBOR Rate, or a Base Rate, as defined in the related agreement. The margin added to these reference rates is variable depending on the Company's Consolidated Leverage Ratio, as defined in the related agreement, calculated on a trailing twelve month basis. Additional margin is added to the London Interbank Offered Rate ("LIBOR") or Base Rate as outlined in the table below.

Consolidated Leverage Ratio
Less than 1.25	Between 1.25 and 2.00	Between 2.00 and 2.75	Between 2.75 and 3.50	3.50 or above
LIBOR + 1.25%	LIBOR + 1.50%	LIBOR + 1.75%	LIBOR + 2.00%	LIBOR + 2.25%
Base Rate + 0.25%	Base Rate + 0.50%	Base Rate + 0.75%	Base Rate + 1.00%	Base Rate + 1.25%

As of June 30, 2015, the Company's consolidated leverage ratio was 3.36. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and quarterly on Base Rate borrowings. Any outstanding principal under the revolving credit facility is due in its entirety on the maturity date of May 5, 2020.

Under the New Facility, the term loan bears interest under the same terms as the revolving credit facility and also matures on May 5, 2020. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility cannot be re-borrowed.

The Company has entered into a series of interest rate swap agreements that fix the interest rate the Company will pay at between 3.65% and 3.70% on $100.0 million of the term loan principal. The interest rate swap agreements mature in August 2016. The weighted average interest rate at June 30, 2015, including the effect of the interest rate swap agreements, is 2.55%. See Note 16 for further discussion of the interest rate swap agreements.

The New Facility contains financial covenants, including, as of June 30, 2015:

•
Minimum consolidated fixed charge coverage ratio, defined as Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization, with other adjustments allowed under the New Facility ("EBITDA"), less consolidated maintenance capital expenditures ("Adjusted EBITDA"), divided by the sum of cash payments for interest, taxes, and scheduled debt principal payments, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.25 through the term of the credit facility.

•
Maximum consolidated leverage ratio, defined as total consolidated funded indebtedness divided by EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio, measured as of the end of any fiscal quarter, is set at 4.25 through December 31, 2015, 4.00 from January 1, 2016 through December 31, 2016, 3.75 from January 1, 2017 through December 31, 2017, and 3.50 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, liens, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was not out of compliance with any covenants as of June 30, 2015, under the New Facility. Non-compliance with these covenants is an event of default under the terms of the New Facility, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.

Amounts borrowed under the New Facility may be prepaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of new debt, or various other items. No additional mandatory payments were required in the six months ended June 30, 2015 or June 30, 2014 under these credit agreement requirements. The New Facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

The New Facility is incurred by the Company's wholly-owned subsidiaries, Blount, Inc. and Omark Properties, Inc. (the "Borrowers"). The Company and all of its domestic subsidiaries, other than the Borrowers, guarantee the Borrowers obligations under the New Facility. The obligations under the New Facility are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.

Senior Credit Facilities as of December 31, 2014. At December 31, 2014, the Old Facility consisted of a revolving credit facility and a term loan. The revolving credit facility provided for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. The revolving credit facility and term loan bore interest at a floating rate, which, at the option of the Company, could be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional margin. All amounts borrowed under this agreement were repaid in full upon execution of the New Facility on May 5, 2015.

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

Effective June 23, 2015, the Company amended its Canadian defined benefit pension plan to provide for the termination and wind-up of the plan. As part of the amendment, current participants will no longer accrue benefits under the plan, effective September 30, 2015, but will be entitled to benefits under a new defined contribution plan in the future. This plan amendment resulted in a pre-tax curtailment gain of $11.8 million, which reduced the Company's net pension benefit obligation and accumulated other comprehensive loss as of June 30, 2015. The curtailment gain also resulted in a $3.4 million reduction in non-current deferred tax assets, with the offset to Accumulated Other Comprehensive Loss, as of June 30, 2015. The wind-up period is expected to take up to 24 months to complete, at which time the plan will be terminated and the accumulated benefits will be paid out either in lump sum distributions, or with the purchase of annuity contracts. The plan participant will make an election for lump sum or annuity settlement during the second half of 2016. The Company expects to incur an additional charge at the termination and settlement of this plan but is not able to estimate the amount at this time. The Canadian defined benefit pension plan has an accumulated loss, net of tax, in accumulated other comprehensive income on the Consolidated Balance Sheet of $23.5 million as of June 30, 2015.

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended June 30,
Post-Employment Benefit Plan Expense	2015	2014	2015	2014
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$1,378	$1,077	$52	$39
Interest cost	2,764	2,810	271	275
Expected return on plan assets	(4,010)	(3,785)	—	—
Amortization of net actuarial losses	2,192	1,350	231	133
Amortization of prior service cost	—	1	(359)	(359)
Total net periodic benefit cost	$2,324	$1,453	$195	$88

	Six Months Ended June 30,
Post-Employment Benefit Plan Expense	2015	2014	2015	2014
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$2,756	$2,152	$110	$87
Interest cost	5,511	5,622	546	558
Expected return on plan assets	(8,021)	(7,566)	—	—
Amortization of net actuarial losses	4,589	2,850	524	320
Amortization of prior service cost	—	1	(719)	(719)
Total net periodic benefit cost	$4,835	$3,059	$461	$246

NOTE 8: INCOME TAXES

The provision for income taxes in interim periods is determined based on the estimated annual effective tax rate, adjusted for discrete items in the relevant period. The Company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The interim estimate of the annual effective tax rate may fluctuate significantly due to a variety of factors, including changes in forecasted earnings or losses, changes in geographic mix of earnings or losses, losses incurred in jurisdictions for which no tax benefit is recognized, changes in foreign currency exchange rates, non-deductible and non-taxable items, changes in uncertain tax positions, changes in statutory tax rates or tax laws, changes in tax credits, and the application of valuation allowances on deferred tax assets.

The effective tax rate for the three and six months ended June 30, 2015 was 9.0% and 1.3%, respectively. These rates were lower than the U.S. federal statutory rate of 35% due to the inclusion of a net discrete tax benefit of $3.2 million in the current period, the level and mix of earnings and losses by tax jurisdiction, lower tax rates on the earnings of foreign subsidiaries, the benefit of the domestic production activities deduction and non-taxable life insurance proceeds. These decreases are partially offset by state income taxes, the impact of non-tax deductible goodwill, non-deductible permanent differences and losses incurred in foreign jurisdictions for which no tax benefit is recognized.

The full year effective tax rate for 2015 is expected to be approximately negative 44.0%. The full year rate reflects the tax impact of a goodwill impairment charge recorded in the current period, including the favorable impact of a discrete adjustment for tax deductible goodwill offset by the unfavorable impact of non-tax deductible goodwill. Excluding the impact of the goodwill impairment, the projected full year effective tax rate is 26.2%, which is lower than the U.S. federal statutory rate of 35.0%, primarily due to lower tax rates on the earnings of foreign subsidiaries, beneficial permanent differences including the domestic production activities deduction and non-taxable life insurance proceeds, and other discrete adjustments. These decreases are partially offset by state income taxes, non-deductible permanent differences, and losses incurred in foreign jurisdictions for which no tax benefit is recognized.

The effective tax rate for the three and six months ended June 30, 2014 was 32.2% and 33.6%, respectively. These rates were lower than the U.S. federal statutory rate of 35% due to lower tax rates on the earnings of foreign subsidiaries and the benefit of the domestic production activities deduction, partially offset by increases for state income taxes and foreign withholding taxes on dividend and royalty payments made by certain of our foreign subsidiaries.

The Company’s 2008 - 2010 federal income tax returns were examined by the Internal Revenue Service (“IRS"). As of June 30, 2015, there was one remaining unresolved issue from the audit which was in Appeals and under consideration by the U.S. and Belgian competent authorities. On July 28, 2015, we were notified by the IRS that the issue was concluded in our favor and the disagreed item was accepted as originally filed. The Company had not recorded a reserve for this issue, thus, there is no financial statement impact from the conclusion of this matter.

NOTE 9: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	June 30,	December 31,
(Amounts in thousands)	2015	2014
Letters of credit outstanding	$2,988	$2,988
Other financial guarantees	2,783	4,077
Total financial guarantees and commitments	$5,771	$7,065

Changes in the warranty reserve were as follows:

Product Warranty Reserves	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Balance at beginning of period	$1,473	$1,741
Accrued warranty expense	875	1,117
Payments made (in cash or in-kind)	(999)	(1,220)
Balance at end of period	$1,349	$1,638
See also Note 6 regarding guarantees of debt.

NOTE 10: CONTINGENT LIABILITIES

The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management determines that a loss is probable and the amount can be reasonably estimated. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both self-retention amounts and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate liability for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. As of June 30, 2015 and December 31, 2014, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of certain claims from insurance companies, subject to self-retention amounts, will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims. However, estimates of such liabilities and recoverability from insurance companies are subject to change as more information becomes available in the future, and it is reasonably possible that such estimates will change in future periods.

From time to time the Company is named a defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are self-retention or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits or claims arising out of the normal course of its business, including suits and claims concerning commercial contracts, employee matters, and intellectual property rights. In some instances, the Company has been the plaintiff, and has sought recovery of damages. In other instances, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of June 30, 2015 and December 31, 2014, the Company has recorded liabilities totaling $2.8 million and $3.1 million, respectively, in accrued expenses on the Consolidated Balance Sheets for estimated product liability costs, which are expected to be paid over the next one to two years.

The Company was named a potentially liable person (“PLP”) by the Washington State Department of Ecology (“WDOE”) in connection with the Pasco Sanitary Landfill Site (“Site”). This Site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the Site. The Company further believes that the Site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. The current on-site monitoring program and required deliverables under various orders are being conducted and funded by certain PLPs under the supervision of WDOE. In April 2015, the Company entered into an agreement with certain PLPs to share in the ongoing costs associated with the Site on a 1.1% pro rata participation level. The Company recorded a charge of $0.3 million in the first quarter of 2015 for its pro rata share of life-to-date costs incurred at the Site through 2013 and estimated pro rata share of ongoing costs associated with the Site until a resolution occurs. As of June 30, 2015 and December 31, 2014, the Company has recorded liabilities totaling $2.1 million and $2.3 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets for estimated environmental remediation costs pertaining to certain of its facilities as well as the Site, which are expected to be paid over the next ten to twenty years.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated other comprehensive (loss) gain	June 30,	December 31,
(Amounts in thousands)	2015	2014
Pension and post-retirement benefits	$(68,193)	$(81,464)
Unrealized losses on derivative instruments	(1,503)	(1,589)
Foreign currency translation	(7,647)	432
Total accumulated other comprehensive loss	$(77,343)	$(82,621)

The following tables summarize the changes in accumulated other comprehensive loss by component, net of income taxes, for the periods indicated:

	Six Months Ended June 30, 2015
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(81,464)	$(1,589)	$432	$(82,621)
Gain from plan amendment	8,872	—	—	8,872
Net actuarial gains	1,372	—	—	1,372
Other comprehensive gain (loss) before reclassifications	215	(807)	(8,079)	(8,671)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income (Loss)	2,812	893	—	3,705
Other comprehensive income (loss), net of tax	13,271	86	(8,079)	5,278
Accumulated other comprehensive gain (loss) at end of period	$(68,193)	$(1,503)	$(7,647)	$(77,343)

	Six Months Ended June 30, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive gain (loss) before reclassifications	95	59	(627)	(473)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income (Loss)	1,645	569	—	2,214
Other comprehensive income (loss), net of tax	1,740	628	(627)	1,741
Accumulated other comprehensive gain (loss) at end of period	$(51,269)	$(1,545)	$10,980	$(41,834)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income (Loss):

Reclassifications From Accumulated Other Comprehensive Loss to Consolidated Statements of Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Income (Loss)
(Amounts in thousands)	2015	2014	2015	2014
Unrealized losses on derivative instruments:
Foreign currency hedge losses	$(675)	$(306)	$(1,426)	$(916)	Cost of goods sold
Income tax benefit	252	120	533	347	Provision (benefit) for income taxes
Unrealized losses on derivative instruments, net	$(423)	$(186)	$(893)	$(569)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(2,423)	$(1,483)	$(5,113)	$(3,170)	Cost of goods sold and Selling, general, and administrative ("SG&A")
Amortization of prior period service cost	359	358	719	718	Cost of goods sold and SG&A
Income tax benefit	536	325	1,582	807	Provision (benefit) for income taxes
Pension and other post-employment benefits amortization, net	$(1,528)	$(800)	$(2,812)	$(1,645)
Total reclassifications for the period, net	$(1,951)	$(986)	$(3,705)	$(2,214)

See Note 7 for discussion of pension and other post-employment benefit plans and Note 16 for discussion of derivative instruments.

NOTE 12: COMMON STOCK

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2015	2014	2015	2014
Actual weighted average common shares outstanding	48,682	49,635	49,019	49,633
Dilutive effect of common stock equivalents	—	508	—	565
Diluted weighted average common shares outstanding	48,682	50,143	49,019	50,198
Options and stock appreciation rights ("SARs") excluded from computation as anti-dilutive	3,340	3,132	2,955	2,906
Unvested restricted stock and restricted stock units ("RSUs") considered to be participating securities	304	247	304	247
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$—	$—	$—	$—
Diluted earnings per share	$—	$(0.01)	$—	$(0.01)

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

Share Repurchase Program. On August 6, 2014, the Company's Board of Directors authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock in an amount not to exceed $75.0 million, in aggregate, through December 31, 2016. Under this program, the Company may repurchase shares of its common stock, using a variety of open market purchase methods through a broker dealer at prevailing market prices, and may fix the price from time to time based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions. As of June 30, 2015, the Company had expended a total of $24.4 million and acquired 1,684,688 shares under this program, leaving a remaining Board authorization of up to $50.6 million for future share repurchases.

The following table summarizes activity under the share repurchase program for the periods indicated:

Share Repurchase Program	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share data)	2015	2014	2015	2014
Shares repurchased	376,014	—	1,443,667	—
Average price per share	$11.78	$—	$14.25	$—
Total expended	$4,431	$—	$20,567	$—

NOTE 13: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards in the periods indicated:

Stock-Based Compensation	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
SARs granted (number of shares)	912	749
RSUs granted (number of shares)	182	150
Aggregate fair value at time of grant; SARs	$4,511	$4,346
Aggregate fair value at time of grant; RSUs	$2,325	$1,862

The SARs and RSUs granted in 2015 and 2014 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs using the Black-Scholes option valuation model in the six months ended June 30, 2015 and 2014:

Assumptions Used to Value SARs	2015	2014
Estimated average life	6 years	6 years
Risk-free interest rate	1.7%	1.9%
Expected and weighted average volatility	36.7%	46.8%
Dividend yield	0.0%	0.0%
Estimated forfeiture rate	8.45%	4.29%
Weighted average exercise price	$12.99	$12.44
Weighted average grant date fair value	$4.95	$5.80

As of June 30, 2015, the total unrecognized stock-based compensation expense related to previously granted awards was $9.8 million. The weighted average period over which this expense is expected to be recognized is 25 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2014 Equity Incentive Plan.

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

The Company identifies reporting segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden ("FLAG") segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower, edger, and brush cutting blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories, as well as a line of internally developed cordless power tools, from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 69.0% of our consolidated sales for the six months ended June 30, 2015.

The Company's FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts for agricultural equipment. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them to FRAG customers through our global sales and distribution network. The FRAG segment represented 27.1% of our consolidated sales for the six months ended June 30, 2015.

The Company also operates a Concrete Cutting and Finishing ("CCF") equipment business, which represented 3.9% of consolidated sales for the six months ended June 30, 2015, and is reported within the Corporate and Other category. The CCF business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market. The CCF business also purchases high frequency specialty concrete cutting saws and accessories from other manufacturers and markets them to CCF customers through our global sales and distribution network.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, our continuous improvement program, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to reporting segments based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include facility closure and restructuring costs recognized within this Corporate and Other category because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents selected financial information by segment for the periods indicated:

Segment Information	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Sales:
FLAG	$146,375	$160,112	$288,735	$325,327
FRAG	57,565	67,349	113,456	127,230
Corporate and other	8,775	7,962	16,514	14,825
Total sales	$212,715	$235,423	$418,705	$467,382
Contribution to operating income (loss):
FLAG	$18,886	$23,834	$37,141	$51,912
FRAG	(61,925)	2,607	(63,845)	1,708
Corporate and other	(4,294)	(4,090)	(9,797)	(10,481)
Total operating income (loss)	$(47,333)	$22,351	$(36,501)	$43,139
Depreciation and amortization:
FLAG	$6,582	$6,505	$13,146	$13,020
FRAG	3,713	4,029	7,292	7,861
Corporate and other	718	986	1,566	1,614
Total depreciation and amortization	$11,013	$11,520	$22,004	$22,495

The results in the FRAG segment for both the three and six months ended June 30, 2015 include non-cash impairment charges of $62.0 million on goodwill and indefinite-lived intangible assets other than goodwill. See Note 5 for further discussion of intangible assets.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Cash paid for:
Interest	$7,439	$6,901
Income taxes, net	9,545	10,196
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$429
Net timing difference on cash payments for purchases of PP&E	3,332	946

The purchase price of the January 2014 Pentruder acquisition included assumption of a liability of $0.5 million, payable in three annual installments through January 2017. During the six months ended June 30, 2014, we collected $0.1 million previously held in escrow from the sale of our Forestry Division in 2007.

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

The Company manages a portion of its foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The Company’s objective in executing these hedging instruments is to minimize earnings volatility resulting from translation and re-measurement of foreign currency denominated transactions. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into net earnings when the contracts mature and the Company settles the hedged payment. The classification of effective hedge results is the same in the Consolidated Statements of Income (Loss) as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.9 million and $0.8 million as of June 30, 2015 and December 31, 2014, respectively. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 11 for amounts recognized in the Consolidated Statements of Income (Loss) at the maturity of these foreign currency derivative contracts.

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions, upon settlement. Through June 30, 2015, the Company has not recognized in earnings any amount from these contracts as a result of hedge ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $32.5 million at June 30, 2015 and $35.9 million at December 31, 2014.

Derivative Financial Instruments and Interest Rates. We entered into a series of interest rate swap contracts whereby the interest rate we pay is fixed at between 3.65% and 3.70% on $100.0 million of term loan principal. The interest rate swap agreements mature in August 2016. These interest rate swap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through June 30, 2015, the Company has not recognized in earnings any amount from these contracts as a result of hedge ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value			Consolidated Balance Sheets
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3	Classification
Recurring Fair Value Measurements
June 30, 2015
Current Assets:
Foreign currency hedge agreements	$8	$—	$8	$—	Other current assets

Current Liabilities:
Interest rate swap agreements	$(1,220)	—	$(1,220)	—	Accrued expenses
Foreign currency hedge agreements	(956)	—	(956)	—	Accrued expenses

Long-Term Liabilities:
Interest rate swap agreements	$(229)	—	$(229)	—	Other liabilities

December 31, 2014
Current Liabilities:
Interest rate swap agreements	$(1,265)	$—	$(1,265)	$—	Accrued expenses
Foreign currency hedge agreements	(767)	—	(767)	—	Accrued expenses

Long-Term Liabilities:
Interest rate swap agreements	$(496)	—	$(496)	—	Other liabilities

The fair value of the interest rate swap agreements was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The fair value of the foreign currency hedge agreements was determined using Black's option pricing model, which utilizes inputs such as market quoted foreign exchange rates, implied volatility, and the risk-free rate. The counterparties to the above mentioned derivative instruments are major financial institutions. The Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period and considers the risk of nonperformance as of June 30, 2015 and December 31, 2014 to be minimal.

As of June 30, 2015 and December 31, 2014, there were no offsetting derivative amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement.

Senior Credit Facility. The fair value of the senior credit facility principal outstanding is determined by reference to prices of recent transactions for similar debt. The estimated fair values of the senior credit facility loans as of June 30, 2015 and December 31, 2014 are presented below:

Fair Value of Debt	June 30, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$433,000	$433,000	$380,953	$371,429

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

Non-recurring Fair Value Measurements. The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate that the carrying amount of the assets may be impaired. These assets include goodwill, intangible assets, and PP&E. See Note 5 for additional discussion on the circumstances and determination of the Level 3 non-recurring fair value measurement of certain trademarks and trade names used in our FRAG segment as of June 30, 2015. These assets were measured at fair value as of May 31, 2015.

Non-recurring Fair Value Measurements	Carrying Value on Consolidated Balance	Assets Measured at Fair Value			Consolidated Balance Sheet
(Amounts in thousands)	Sheet	Level 1	Level 2	Level 3	Classification
June 30, 2015
Non-Current Assets:
Trademarks and trade names	$15,340	—	—	$15,340	Intangible assets, net
Goodwill	27,638	—	—	27,638	Goodwill

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes included elsewhere in this report.

Consolidated Operating Results

	Three Months Ended June 30,
(Amounts in millions)	2015	2014	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$212.7	$235.4	$(22.7)
				(10.0)	Unit sales volume
				(0.8)	Average selling price and mix
				(12.0)	Foreign currency translation
Gross profit	57.6	68.8	(11.2)
Gross margin	27.1%	29.2%
				(2.1)	Unit sales volume
				(0.8)	Average selling price and mix
				0.8	Average steel costs
				0.4	Acquisition accounting effects
				(7.6)	Other product costs and mix
				(1.9)	Foreign currency translation
SG&A	43.0	46.0	(3.0)
As a percent of sales	20.2%	19.5%
				(1.5)	Compensation expense
				0.7	Professional services
				(2.0)	Foreign currency translation
				(0.2)	Other, net
Facility closure and restructuring charges	—	0.5	(0.5)

Impairment of acquired intangible assets	62.0	—	62.0

Operating income (loss)	(47.3)	22.4	(69.7)
Operating margin	(22.3)%	9.5%
				(11.2)	Decrease in gross profit
				3.0	Decrease in SG&A
				0.5	Facility closure and restructuring charges
				(62.0)	Impairment of acquired intangible assets
Net income (loss)	$(49.5)	$12.3	$(61.8)
				(69.7)	Decrease in operating income
				0.6	Decrease in net interest expense
				(3.5)	Change in other income (expense), net
				10.8	Change in income tax provision (benefit)

Sales in the three months ended June 30, 2015 decreased by $22.7 million, or 9.6%, compared to the three months ended June 30, 2014, primarily due to lower unit sales volume and the adverse effects of the translation of foreign currency-denominated sales transactions. In addition, net lower average selling price and mix, due primarily to targeted price reductions in select markets, partially offset by price increases implemented elsewhere, further reduced sales. Domestic sales decreased by $9.4 million, or 8.5%, and international sales decreased by $13.3 million, or 10.7%, including the unfavorable currency translation effects described above. FLAG segment sales decreased by $13.7 million, or 8.6%, FRAG segment sales decreased by $9.8 million, or 14.5%, while sales of CCF products increased by $0.8 million, or 10.2%. See further discussion about sales fluctuations under Segment Results.

Gross profit decreased by $11.2 million, or 16.2%, from the second quarter of 2014 to the second quarter of 2015. Lower unit sales volume reduced gross profit by $2.1 million. In addition, increased product costs and mix of $7.6 million, net unfavorable effects of foreign currency translation of $1.9 million, and net lower average selling price and mix of $0.8 million, further contributed to the decrease in gross profit in the current quarter. Partially offsetting these negative factors were lower average steel costs estimated at $0.8 million, along with lower acquisition accounting effects of $0.4 million. The increase in product cost and mix of $7.6 million was primarily due to lower production volumes and reduced manufacturing efficiency along with unfavorable changes in product mix. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Gross margin in the second quarter of 2015 was 27.1% compared to 29.2% in the second quarter of 2014. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates decreased our gross profit in the second quarter of 2015 compared to the second quarter of 2014 by an estimated $1.9 million, primarily due to the unfavorable currency effects on sales described above, partially offset by the favorable effect on cost of goods sold from the translation of costs denominated in the relatively weaker Brazilian Real, Canadian Dollar, and Euro into a stronger U.S. Dollar.

SG&A decreased by $3.0 million, or 6.5%, from the second quarter of 2014 to the second quarter of 2015. As a percentage of sales, SG&A increased from 19.5% in the second quarter of 2014 to 20.2% in the second quarter of 2015. Fluctuations in foreign currency exchange rates reduced SG&A by $2.0 million in the quarter, primarily due to the translation of our European-based expenses into a stronger U.S. Dollar. Compensation expense decreased by $1.5 million, primarily due to a reduction in accruals under variable incentive compensation plans. Professional services increased by $0.7 million, reflecting increased costs for audit and legal services.

In the three months ended June 30, 2014, the Company recognized costs of $0.5 million associated with plant closure and restructuring activities related to the consolidation of two manufacturing facilities in Portland, Oregon and the consolidation of North American lawn and garden blade manufacturing in Kansas City, Missouri and the related closure of a small facility in Queretaro, Mexico. These costs represented lease exit costs, severance costs, and asset impairment charges. There were no such costs incurred in the three months ended June 30, 2015. As of December 31, 2014, all accrued severance costs had been paid and the Company does not anticipate incurring any further costs associated with these activities.

In the three months ended June 30, 2015, the Company recognized non-cash impairment charges totaling $62.0 million on goodwill and other indefinite-lived intangible assets utilized within the FRAG segment. Specifically, the Company recognized an impairment charge totaling $11.6 million on certain trade name and trademark intangible assets and recorded a preliminary impairment charge totaling $50.4 million on goodwill.

The impairment charges on trade names were based on revised lower short-term expectations about future product sales and profitability for specific brand names, and corresponding reductions in assumed royalty rates used in the related discounted cash flow models using the relief from royalty method. The preliminary impairment charges on goodwill were based on revised lower short-term expectations about future profitability and projected cash flows of certain goodwill reporting units. The Company estimated the fair value of these goodwill reporting units using several different methods, including discounted cash flow models and multiples of earnings based on comparable industry participants and transactions. The Company was not able to complete its goodwill impairment analysis prior to reporting on Form 10-Q for the three months ended June 30, 2015 and, as a result, the impairment charge recognized is preliminary. The Company is continuing to analyze the fair value of the goodwill reporting units involved in the impairments, and expects to finalize the goodwill impairment charges in the third quarter of 2015. It is reasonably possible the final goodwill impairment charges will differ materially from the amounts recorded in the three months ended June 30, 2015. See additional discussion in Note 5 to the Unaudited Consolidated Financial Statements included in Item 1.

In the second quarter of 2015, the Company incurred an operating loss of $47.3 million compared to operating income of $22.4 million in the second quarter of 2014. The operating margin was negative 22.3% of sales in the three months ended June 30, 2015 compared to a positive 9.5% of sales in the three months ended June 30, 2014. The decrease in operating results and operating margin reflects lower gross profit and the impairment charge on acquired intangible assets, partially offset by lower SG&A expenses and the non-recurrence of facility closure and restructuring charges recognized in 2014.

Interest expense, net of interest income, was $3.8 million in the second quarter of 2015 compared to $4.5 million in the second quarter of 2014. The lower net interest expense reflects lower interest rates under our New Facility.

Other income (expense), net in the second quarter of 2015 was expense of $3.3 million, primarily due to costs associated with the execution of our new credit agreement, which totaled $2.0 million. In addition, movement in foreign currency exchange rates unfavorably impacted non-operating assets held at foreign locations.

Net Income (Loss)

Net loss in the second quarter of 2015 was $49.5 million, or $1.02 per diluted share, compared to net income of $12.3 million, or $0.25 per diluted share, in the second quarter of 2014.

Consolidated Sales Order Backlog

Consolidated sales order backlog was $151.0 million as of June 30, 2015 compared to $169.1 million at December 31, 2014. The decrease in consolidated backlog during the first six months of 2015 is attributable to soft market conditions, reduced order intake, and normal seasonal effects on order positions in the FRAG segment. See further discussion of backlog under Segment Results.

Consolidated Operating Results for the Year-to-Date Period

Six Months Ended June 30,
(Amounts in millions)	2015	2014	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$418.7	$467.4	$(48.7)
				(24.6)	Unit sales volume
				(2.0)	Average selling price and mix
				(22.1)	Foreign currency translation
Gross profit	112.9	135.7	(22.7)
Gross margin	27.0%	29.0%
				(6.7)	Unit sales volume
				(2.0)	Average selling price and mix
				0.4	Average steel costs
				0.7	Acquisition accounting effects
				(10.2)	Other product costs and mix
				(5.0)	Foreign currency translation
SG&A	87.5	90.5	(3.1)
As a percent of sales	20.9%	19.4%
				(1.5)	Compensation expense
				1.2	Employee benefits
				1.4	Professional services
				(1.4)	Advertising
				(3.9)	Foreign currency translation
				1.1	Other, net
Facility closure and restructuring charges	—	2.0	(2.0)

Impairment of acquired intangible assets	62.0	—	62.0

Operating income (loss)	(36.5)	43.1	(79.6)
Operating margin	(8.7)%	9.2%
				(22.7)	Decrease in gross profit
				3.1	Decrease in SG&A
				2.0	Facility closure and restructuring charges
				(62.0)	Impairment of acquired intangible assets
Net income (loss)	$(40.5)	$22.9	$(63.4)
				(79.6)	Decrease in operating income
				0.9	Decrease in net interest expense
				3.3	Change in other income (expense), net
				12.1	Change in income tax provision (benefit)

Sales in the six months ended June 30, 2015 decreased by $48.7 million, or 10.4%, from the six months ended June 30, 2014, primarily due to decreased unit sales volume and the adverse effects of the translation of foreign currency-denominated sales transactions. In addition, net lower average selling price and mix, due primarily to targeted price reductions in select markets, partially offset by price increases implemented elsewhere, further reduced sales. Domestic sales decreased by $11.2 million, or

5.4%, while international sales decreased by $37.5 million, or 14.4%. FLAG segment sales decreased by $36.6 million, or 11.2%, FRAG segment sales decreased by $13.8 million, or 10.8%, while sales of CCF products increased by $1.7 million, or 11.4%. See further discussion about sales fluctuations under Segment Results.

Gross profit decreased by $22.7 million, or 16.8%, from the first six months of 2014 to the first six months of 2015. Higher product costs and mix of $10.2 million, lower unit sales volume of $6.7 million, and net lower average selling price and mix of $2.0 million, contributed to the decrease in gross profit. Partially offsetting these negative factors were lower acquisition accounting effects of $0.7 million, along with lower average steel costs estimated at $0.4 million. The increase in product cost and mix of $10.2 million was primarily due to lower production volumes and reduced manufacturing efficiency along with unfavorable changes in product mix. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Gross margin in the first six months of 2015 was 27.0% compared to 29.0% in the first six months of 2014. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates decreased our gross profit in the first six months of 2015 compared to the first six months of 2014 by an estimated $5.0 million, primarily due to the unfavorable currency effects on sales described above, partially offset by the favorable effect on cost of goods sold from the translation of costs denominated in the relatively weaker Brazilian Real, Canadian Dollar, and Euro into a stronger U.S. Dollar.

SG&A decreased by $3.1 million, or 3.4%, from the first six months of 2014 to the first six months of 2015. As a percentage of sales, SG&A increased from 19.4% in the first six months of 2014 to 20.9% in the first six months of 2015. Compensation expense decreased by $1.5 million, reflecting lower variable incentive compensation accruals. Employee benefit plan costs reported in SG&A increased by $1.2 million, driven by increased retirement plan costs due to the adoption of new mortality tables indicating increased average life expectancies as well as a lower discount rate on the U.S. defined-benefit pension plan and U.S. retiree medical plans. Professional services expenses increased by $1.4 million, primarily due to higher costs for audit and legal services. Advertising expense decreased by $1.4 million, driven by reduced co-op advertising expenses and the timing of certain catalog advertising. Fluctuations in foreign currency exchange rates reduced SG&A by $3.9 million in the quarter, primarily due to the translation of our European-based expenses into a stronger U.S. Dollar.

Facility closure and restructuring charges in the six months ended June 30, 2014 totaled $2.0 million, reflecting $0.9 million related to the consolidation of manufacturing facilities in Portland, Oregon and $1.1 million for the consolidation and closure of a small blade manufacturing facility in Queretaro, Mexico. These facility closure and restructuring charges included severance benefits, impairment charges on machinery and equipment that will not be utilized in the future, moving costs to relocate inventory and machinery and equipment to other Blount locations, and lease exit costs. There were no such costs recorded in the six months ended June 30, 2015.

In the six months ended June 30, 2015, the Company recognized non-cash impairment charges totaling $62.0 million on goodwill and other indefinite-lived intangible assets utilized within the FRAG segment. See additional discussion under the quarterly results of operations section above and also in Note 5 to the Unaudited Consolidated Financial Statements included in Item 1.

In the first six months of 2015, the Company incurred an operating loss of $36.5 million, compared to operating income of $43.1 million in the first six months of 2014. The operating margin was a negative 8.7% of sales in the first six months of 2015 compared to a positive 9.2% of sales in the first six months of 2014. The decrease in operating results and operating margin reflects lower gross profit and the impairment charge on acquired intangible assets, partially offset by lower SG&A expenses and the non-recurrence of facility closure and restructuring charges recognized in 2014.

Interest expense, net of interest income, was $8.0 million in the first six months of 2015 compared to $9.0 million in the first six months of 2014. The reduction in net interest expense is primarily due to lower interest rates under our New Facility, as well as lower average principal outstanding during the period.

Other income (expense), net in the first six months of 2015 was income of $3.5 million compared to income of $0.2 million in the first six months of 2014. The increase in other income (expense), net during the six months ended June 30, 2015, was due to net gains on non-operating assets held at foreign locations along with a gain on life insurance proceeds. These gains were partially offset by $2.0 million of expense recognized in conjunction with the execution of our new senior credit facility.

Net Income (Loss)

Net loss in the first six months of 2015 was $40.5 million, or $0.83 per diluted share, compared to net income of $22.9 million, or $0.46 per diluted share, in the first six months of 2014.

Income Taxes

The following table summarizes our income tax provision and effective tax rate in 2015 and 2014:

Effective Tax Rate	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Income (loss) before income taxes	$(54,454)	$18,131	$(41,029)	$34,433
Provision (benefit) for income taxes	(4,912)	5,841	(529)	11,557
Effective tax rate	9.0%	32.2%	1.3%	33.6%

The effective tax rate for the three and six months ended June 30, 2015 is lower than the comparable prior year periods. The tax impact of the goodwill impairment charge recorded in the current period includes the favorable impact of a discrete adjustment for tax deductible goodwill offset by the unfavorable impact of non-tax deductible goodwill. There were higher tax benefits from claiming foreign tax credits in the three and six months ended June 30, 2015, as opposed to deducting the applicable foreign taxes in the three and six months ended June 30, 2014. Further, the level and mix of earnings and losses by tax jurisdiction affect the relative impact of discrete tax adjustments and beneficial permanent differences.

See Note 8 to the Consolidated Financial Statements for additional discussion of the effective tax rates in the reported periods.

Segment Results

See description of the Company's reporting segments in Note 14 to the Consolidated Financial Statements. The following table presents selected financial data by segment for the periods indicated:

Segment Information	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Sales:
FLAG	$146,375	$160,112	$288,735	$325,327
FRAG	57,565	67,349	113,456	127,230
Corporate and other	8,775	7,962	16,514	14,825
Total sales	$212,715	$235,423	$418,705	$467,382
Contribution to operating income (loss):
FLAG	$18,886	$23,834	$37,141	$51,912
FRAG	(61,925)	2,607	(63,845)	1,708
Corporate and other	(4,294)	(4,090)	(9,797)	(10,481)
Total operating income (loss)	$(47,333)	$22,351	$(36,501)	$43,139
Depreciation and amortization:
FLAG	$6,582	$6,505	$13,146	$13,020
FRAG	3,713	4,029	7,292	7,861
Corporate and other	718	986	1,566	1,614
Total depreciation and amortization	$11,013	$11,520	$22,004	$22,495

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income for the FLAG segment between the comparable periods of 2015 and 2014:

FLAG Segment Results	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)	Sales	Contribution to Operating Income (Loss)
2014 reporting period	$160,112	$23,834	$325,327	$51,912
Unit sales volume	(1,345)	(588)	(12,908)	(4,951)
Average selling price and mix	(1,388)	(1,388)	(3,348)	(3,348)
Average steel cost	—	723	—	286
Other product costs and mix	—	(6,041)	—	(7,721)
SG&A	—	1,800	—	1,300
Acquisition accounting effects	—	115	—	224
Foreign currency translation	(11,004)	431	(20,336)	(561)
2015 reporting period	$146,375	$18,886	$288,735	$37,141

Sales in the FLAG segment decreased by $13.7 million, or 8.6%, from the second quarter of 2014 to the second quarter of 2015, due to lower average selling price and mix of $1.4 million, decreased unit sales volume of $1.3 million, and unfavorable foreign currency exchange rate effects of $11.0 million. In the first six months of 2015, sales decreased by $36.6 million, or 11.2%, due to decreased unit sales volume of $12.9 million, lower average selling price and mix of $3.3 million, and unfavorable foreign currency exchange rate effects of $20.3 million. Lower average selling prices primarily occurred in certain markets where the Company lowered selling prices to ease the impact of a stronger U.S. Dollar on those customers located outside of the U.S. that pay in U.S. Dollars. The unfavorable effect of foreign currency exchange rates was primarily due to the relatively stronger U.S. Dollar in relation to the Euro, Russian Ruble, and Brazilian Real.

Sales of forestry products were down 8.7% in the quarter and 12.3% year-to-date, while sales of lawn and garden products were down 8.2% in the quarter and 7.2% year-to-date. FLAG sales to the replacement market were down 9.5% in the quarter and 12.8% year-to-date, while sales to OEMs were down 5.7% in the quarter and 6.9% year-to-date. FLAG sales decreased by 5.1% in North America in the quarter and 4.3% year-to-date, reflecting lower sales to OEMs. In Europe and Russia, FLAG sales decreased by 14.4% in the quarter and 15.2% year-to-date, reflecting soft market conditions and the adverse effects of translating foreign currency denominated sales transactions into a stronger U.S. Dollar. In the Asia Pacific Region, FLAG sales decreased by 6.4% in the quarter and 15.8% year-to-date, reflecting soft market demand and the adverse effects of movements in foreign currency exchange rate. FLAG sales decreased by 19.1% in South America in the quarter and 12.5% year-to-date, reflecting adverse effects of movement in foreign currency exchange rates which reduced sales by 14.5% in the quarter and 11.7% year-to-date, as well as generally soft market and economic conditions, primarily in Brazil. We also believe that the stronger U.S. Dollar, which makes our products relatively higher priced to our international customers that are invoiced in U.S. Dollars, has contributed to the unit sales volume decrease in the current period.

Sales order backlog for the FLAG segment at June 30, 2015 was $135.0 million compared to $140.1 million at December 31, 2014 and $160.9 million at June 30, 2014. The decrease in backlog in the FLAG segment during the first half of 2015 reflects soft market conditions and reduced order intake. The decrease from June 30, 2014 reflects lower overall demand and weaker market conditions compared to a year ago.

The contribution to operating income from the FLAG segment decreased by $4.9 million, or 20.8%, from the second quarter of 2014 to the second quarter of 2015. In the quarter, increased product cost and mix, lower average selling prices and mix, and lower unit sales volume all contributed to the reduced operating results. Partially offsetting these negative factors in the quarter were decreased SG&A expense, lower average steel costs, and reduced acquisition accounting effects. The net favorable impact of foreign currency translation was due to the stronger U.S. Dollar in relation to the Brazilian Real, Canadian Dollar, and Euro, which reduced reported cost of goods sold and SG&A expense, partially offset by the unfavorable effects of the stronger U.S. Dollar on the translation of foreign currency denominated sales. The increase in product cost and mix was primarily due to lower production volumes and reduced manufacturing efficiency. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Manufacturing capacity utilization in the FLAG segment is estimated at 82.8% in the three months ended June 30, 2015 compared to 90.8% in the three months ended June 30, 2014. The FLAG segment also experienced reduced average selling prices in certain markets due to actions taken to ease the impact of a stronger U.S. Dollar on those customers located outside of the U.S. that pay in U.S. Dollars. FLAG segment SG&A expense, exclusive of the favorable effects from foreign currency translation, was lower in the quarter due primarily to reduced variable incentive compensation accruals and advertising expense, partially offset by higher professional services costs.

The contribution to operating income from the FLAG segment decreased by $14.8 million, or 28.5% on a year-to-date basis. Increased product cost and mix, lower unit sales volume, lower average selling prices and mix, and the net unfavorable effects of changes in foreign currency exchange rates all contributed to the reduced operating results. Partially offsetting these negative factors in the six month period were lower SG&A expense, lower average steel costs, and reduced acquisition accounting effects. The net unfavorable effect of foreign currency translation was due to the stronger U.S. Dollar in relation to the Brazilian Real, Euro, and Russian Ruble, which reduced the translation of foreign currency denominated sales, partially offset by the stronger U.S. Dollar in relation to the Canadian Dollar and Brazilian Real and the impact on reported cost of goods sold and SG&A expense. The increase in product cost and mix was primarily due to lower production volumes and reduced manufacturing efficiency. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Manufacturing capacity utilization in the FLAG segment is estimated at 86.0% during the first six months of 2015 compared to 89.3% during the first six months of 2014. The FLAG segment also experienced reduced average selling prices in certain markets due to actions taken to ease the impact of a stronger U.S. Dollar on those customers located outside of the U.S. that pay in U.S. Dollars. FLAG segment SG&A expense, exclusive of the favorable effects from foreign currency translation, was lower in the quarter due primarily to reduced variable incentive compensation accruals and advertising expense, partially offset by higher professional services costs.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income (loss) in the FRAG segment between the comparable periods of 2015 and 2014:

FRAG Segment Results	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)	Sales	Contribution to Operating Income (Loss)
2014 reporting period	$67,349	$2,607	$127,230	$1,708
Unit sales volume	(9,975)	(2,311)	(14,167)	(3,126)
Average selling price and mix	853	853	1,579	1,579
Average steel cost	—	89	—	122
Other product costs and mix	—	(1,775)	—	(2,857)
SG&A	—	298	—	167
Acquisition accounting effects	—	283	—	557
Impairment of acquired intangible assets	—	(61,974)	—	(61,974)
Foreign currency translation	(662)	5	(1,186)	(21)
2015 reporting period	$57,565	$(61,925)	$113,456	$(63,845)

Sales in the FRAG segment decreased by $9.8 million, or 14.5%, from the second quarter of 2014 to the second quarter of 2015. On a year-to-date basis, FRAG segment sales decreased by $13.8 million, or 10.8%. Lower unit sales volume and the negative effects of foreign currency exchange rate movements drove the decrease. Partially offsetting these negative factors were higher average selling price and mix. The unit sales volume decrease reflected lower shipments of attachments and agricultural cutting blades due to weak agricultural machinery market conditions in North America and Europe, as well as lower log splitter sales compared to strong log splitter sales achieved in 2014. Log splitter sales were up 50.3% in the first six months of 2014 compared to the first six months of 2013. Higher average selling prices are primarily attributable to our tractor attachment product lines where selected price increases were implemented early in 2015. FRAG sales in North America were down 13.9% in the quarter and by 10.3% year-to-date, due to weak agricultural machinery market conditions. FRAG sales in Europe, consisting primarily of agricultural cutting parts, were down 30.0% during the quarter and by 30.8% year-to-date due to weak market conditions for agricultural machinery and the unfavorable effects of movements in foreign currency exchange rates from the strengthened U.S. Dollar.

Sales order backlog for the FRAG segment at June 30, 2015 was $15.5 million compared to $28.8 million at December 31, 2014 and $19.1 million at June 30, 2014. The decrease in backlog reflects seasonal ordering patterns and generally weaker market conditions.

The FRAG segment reported a contribution to operating income of $2.6 million in the second quarter of 2014 and a loss of $61.9 million in the second quarter of 2015. On a year-to-date basis, the FRAG segment reported a contribution to operating income of $1.7 million in the first half of 2014 and an operating loss of $63.8 million in the first half of 2015. The loss in the quarter and first half 2015 results is driven primarily by impairment charges of $62.0 million recognized on acquired intangible assets. See further discussion of these impairment charges in the section above on consolidated results of operations, and in Note 5 to the Unaudited Consolidated Financial Statements included in Item 1. Also contributing to the lower operating results in the 2015 periods were lower unit sales volume and higher product costs and mix. Partially offsetting these negative factors were higher average selling price and mix, lower SG&A, reduced acquisition accounting effects, and lower prices on steel used in production. Higher product costs and mix were primarily driven by lower overhead absorption from reduced production levels, unfavorable shifts in product mix, reduced scrap steel selling prices, and higher medical plan costs.

Corporate and Other. Sales of CCF products increased by $0.8 million, or 10.2%, in the second quarter of 2015 and by $1.7 million, or 11.4%, in the first half of 2015, compared to the corresponding periods of 2014. North American sales of CCF products increased during the three and six months ended June 30, 2015, as compared to 2014. CCF product sales were flat in Europe during the three months ended June 30, 2015 and decreased slightly on a year-to-date basis, as compared to 2014, due to unfavorable effects of foreign currency translation. The net operating loss from the Corporate and Other category increased by $0.2 million in the quarter, primarily due to increased SG&A, which was partially offset by increased CCF unit sales volume and facility closure and restructuring costs recognized in 2014 and not repeated in 2015. Contribution to operating income (loss) from the Corporate and Other category improved by $0.7 million on a year-to-date basis, driven by increased CCF unit sales volume and facility closure and restructuring costs recognized in 2014 and not repeated in 2015. Partially offsetting these positive impacts were higher SG&A expenses. Increased SG&A expenses in the first half of 2015 are primarily attributable to increased defined benefit pension plan and retiree medical plan costs in the U.S., due to the adoption of new mortality tables indicating increased average life expectancies, as well as lower discount rates. SG&A expenses also increased in the Corporate and Other category due to higher costs for audit and legal services.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

Debt	June 30,	December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$133,000	$135,500
Term loans	300,000	245,453
Capital lease obligations	2,987	3,250
Total debt	435,987	384,203
Less current maturities	(15,482)	(15,131)
Long-term debt, net of current maturities	$420,505	$369,072
Weighted average interest rate at end of period	2.20%	2.70%

Senior Credit Facilities. As of December 31, 2014, the Company's Old Facility consisted of a revolving credit facility and a term loan. On May 5, 2015, the Company entered into the New Facility and, upon closing, the Company repaid all amounts outstanding and terminated the Old Facility. The Company paid fees and expenses totaling $5.2 million on the issuance of the New Facility, of which $4.1 million was deferred to the balance sheet and $1.1 million was expensed. The Company also recognized $0.9 million in expense of previously deferred and unamortized financing costs in conjunction with closing on the New Facility.

Current Terms of Senior Credit Facilities. As of June 30, 2015, the New Facility consisted of a $300.0 million revolving credit facility and a $300.0 million term loan. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200.0 million. The revolving credit facility provides for total available borrowings of up to $300.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of June 30, 2015, the Company had the ability to borrow an additional $117.0 million under the terms of the revolving credit agreement. Interest is due periodically and interest rates are variable based on a margin added to the LIBOR Rate, or a Base Rate, as defined in the related agreement. The margin added to these reference rates is variable depending on the Company's Consolidated Leverage Ratio, as defined in the related agreement, calculated on a twelve month trailing basis. Additional margin is added to the LIBOR or Base Rate as outlined in the table below.

Consolidated Leverage Ratio
Less than 1.25	Between 1.25 and 2.00	Between 2.00 and 2.75	Between 2.75 and 3.50	3.50 or above
LIBOR + 1.25%	LIBOR + 1.50%	LIBOR + 1.75%	LIBOR + 2.00%	LIBOR + 2.25%
Base Rate + 0.25%	Base Rate + 0.50%	Base Rate + 0.75%	Base Rate + 1.00%	Base Rate + 1.25%

As of June 30, 2015, the Company's consolidated leverage ratio was 3.36. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and quarterly on Base Rate borrowings. Any outstanding principal is due in its entirety on the maturity date of May 5, 2020.

Under the New Facility, the term loan bears interest under the same terms as the revolving credit facility and also matures on May 5, 2020. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility cannot be re-borrowed.

Our interest expense may vary in the future because the revolving and term loan interest rates are variable. To partially mitigate our inherent exposure to interest rate risk, we entered into a series of interest rate swap agreements that fix the interest rate the Company will pay at between 3.65% and 3.70% on $100.0 million of the term loan principal. The interest rate swap agreements mature in August 2016. The weighted average interest rate at June 30, 2015, including the effect of the interest rate swaps, was 2.55%.

The New Facility contains financial covenants, including, as of June 30, 2015:

•
Minimum consolidated fixed charge coverage ratio, defined as Adjusted EBITDA divided by the sum of cash payments for interest, taxes, and scheduled debt principal payments, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.25 through the term of the credit facility.

•
Maximum consolidated leverage ratio, defined as total consolidated funded indebtedness divided by EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio, measured as of the end of any fiscal quarter, is set at 4.25 through December 31, 2015, 4.00 from January 1, 2016 through December 31, 2016, 3.75 from January 1, 2017 through December 31, 2017, and 3.50 thereafter.

The status of financial covenants was as follows:

	June 30, 2015
Financial Covenants	Requirement	Actual
Minimum consolidated fixed charge coverage ratio	1.25	2.11
Maximum leverage ratio	4.25	3.36

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, liens, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was not out of compliance with any covenants as of June 30, 2015, under the New Facility. Non-compliance with these covenants is an event of default under the terms of the New Facility, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.

Amounts borrowed under the New Facility may be prepaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of new debt, or various other items. No additional mandatory payments were required in the six months ended June 30, 2015 or June 30, 2014 under these credit agreement requirements. The New Facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

We intend to fund working capital, operations, capital expenditures, our stock repurchase program, acquisitions, debt service requirements, and obligations under our post-employment benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our revolving credit facility. We expect our financial resources will be sufficient to cover any additional increases in working capital, capital expenditures, stock repurchases and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions, or significantly increase our rate of capital expenditures. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, postponement of stock repurchases, restructuring of our credit facilities, and issuance of new debt or equity securities.

Cash and cash equivalents at June 30, 2015 were $40.8 million, compared to $27.3 million at December 31, 2014. As of June 30, 2015, $31.2 million of our cash and cash equivalents was held in accounts at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would most likely result in the payment of significant taxes. It is the intention of management for this cash to remain at or be used by our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital requirements, additions to PP&E at foreign locations, and potential additional foreign acquisitions.

Cash flows from operating activities are summarized as follows:

Cash Flows from Operating Activities	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Net income (loss)	$(40,500)	$22,876
Non-cash items	87,362	26,107
Net income plus non-cash charges	46,862	48,983
Changes in assets and liabilities, net	(36,808)	(20,246)
Net cash provided by operating activities	$10,054	$28,737

Non-cash items in the preceding table consist of depreciation of PP&E; amortization; stock-based compensation expense; debt modification charge; asset impairment charges; deferred income taxes; and other non-cash items.

During the first six months of 2015, operating activities generated $10.1 million of cash compared to $28.7 million generated in the first six months of 2014. The decrease in cash provided by operations is primarily due to changes in assets and liabilities. Net income plus non-cash items totaled $46.9 million in the six months ended June 30, 2015. Non-cash items in the 2015 period are higher than in the 2014 period primarily due to the recognition of impairment charges of $62.0 million on goodwill and indefinite-lived intangible assets used in the FRAG segment and a $2.0 million debt modification charge. The net change in working capital components and other assets and liabilities during the 2015 period used $36.8 million in cash compared to $20.2 million of cash used in the first six months of 2014.

Accounts receivable increased by $4.1 million during the first six months of 2015. In the farm equipment business, we offer longer payment terms to dealers during late winter and early spring to encourage early stocking orders for the peak farm equipment selling season. Our FRAG segment provides a graduated cash discount schedule to encourage early payment, but grants longer payment terms as an option for its equipment dealer customers. This long-standing industry practice tends to increase the receivables balance at June 30, compared to the prior year end. Receivables at our FRAG segment increased by $4.0 million in the first six months of 2015, reflecting this seasonal pattern.

Inventories increased by $19.4 million during the first six months of 2015, reflecting production and purchasing levels based on the Company's original expectations for 2015, compared to lower actual unit sales volume realized in the first half of the year. Accounts payable increased by $2.5 million during the first six months of 2015, reflecting timing patterns on payments to vendors. Accrued expenses decreased by $17.7 million in the first six months of 2015, reflecting payment of year end accruals for incentive compensation programs and the U.S. defined contribution retirement plan.

Cash payments during the first six months of 2015 also included $9.5 million for income taxes and $7.4 million for interest. The net effect of foreign currency exchange rate changes on balance sheet accounts was a reduction in net cash flows of $3.6 million.

During the first six months of 2014, operating activities provided $28.7 million of cash. Net income plus non-cash items totaled $49.0 million during this period. The non-cash items included $0.8 million in asset impairment charges related to facility closure and restructuring activities. The net change in working capital components and other assets and liabilities during the 2014 period used $20.2 million in cash.

Accounts receivable increased by $25.4 million, primarily due to increased sales levels in the in the months preceding June 30, 2014, as compared to the fourth quarter of 2013. Sales were $235.4 million in the second quarter of 2014 and $216.9 million in the fourth quarter of 2013. Sales in the month of June 2014 were $16.5 million higher than sales in the month of December

2013.  Additionally, receivables at in our FRAG attachments business increased by $8.2 million in the first half of 2014, reflecting the seasonal pattern described above.

Inventories increased by $5.3 million, during the first six months of 2014, primarily reflecting a buildup in the FRAG segment in anticipation of the peak summer selling season for agricultural equipment. FRAG inventories increased by $7.0 million in the first half of 2014, while FLAG inventories were down $3.0 million in the same period.

Accounts payable increased by $15.2 million, during the first six months of 2014, reflecting increased levels of purchases of raw materials and products for resale compared with the fourth quarter of 2013. Accrued expenses decreased by $4.0 million in the first half of 2014, reflecting payments of the Company's contribution to the U.S. defined contribution retirement plan and management incentive plan. Cash payments during the first six months of 2014 also included $6.9 million for interest and $10.2 million for income taxes. The net effect of foreign currency exchange rate changes on balance sheet accounts was a reduction in net cash flows of $0.6 million.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trusts which invest the funds. As of December 31, 2014, our total unfunded post-employment benefit obligation was $82.1 million, of which $46.1 million pertained to our defined benefit pension plans. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; plan amendments; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. We expect to contribute or pay out total cash of approximately $17.0 million during 2015 for our various post-employment benefit plans.

Effective June 23, 2015, the Company amended its Canadian defined benefit pension plan to provide for the termination and wind-up of the plan. As part of the amendment, current participants will no longer accrue benefits under the plan, effective September 30, 2015, but will be entitled to benefits under a new defined contribution plan in the future. This plan amendment resulted in a pre-tax curtailment gain of $11.8 million, which reduced the Company's net pension benefit obligation and accumulated other comprehensive loss as of June 30, 2015. The curtailment gain also resulted in a $3.4 million reduction in non-current deferred tax assets, with the offset to Accumulated Other Comprehensive Loss, as of June 30, 2015. The wind-up period is expected to take up to 24 months to complete, at which time the plan will be terminated and the accumulated benefits will be paid out either in lump sum distributions, or with the purchase of annuity contracts. The plan participants will make an election for lump sum or annuity settlement during the fourth quarter of 2015. The Company expects to incur an additional charge at the termination and settlement of this plan but is not able to estimate the amount at this time. The Canadian defined benefit pension plan has an accumulated loss, net of tax, in accumulated other comprehensive income on the Consolidated Balance Sheet of $23.5 million as of June 30, 2015.

Cash flows from investing activities are summarized as follows:

Cash Flows from Investing Activities	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Purchases of property, plant, and equipment	$(18,681)	$(14,846)
Proceeds from sales of assets	76	114
Acquisition, net of cash acquired	—	(2,741)
Collection of escrow proceeds on prior sale of discontinued operations	—	100
Net cash used in investing activities	$(18,605)	$(17,373)

Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2015, we expect to invest a total of between $30 million and $40 million in capital expenditures, compared to $37.3 million for the full year in 2014. In January of 2014, we acquired Pentruder, a distributor of specialty concrete cutting saws based in Chandler, Arizona. During the six months ended June 30, 2014, we collected $0.1 million held in escrow from the 2007 sale of our Forestry Division.

Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Net repayment under revolving credit facilities	$(2,500)	$(21,400)
Repayment of term loan principal and capital lease obligations	(245,687)	(7,520)
Proceeds from issuance of new term debt	300,000	—
Repurchase of common stock	(20,567)	—
Debt issuance costs	(5,169)	—
Stock-based compensation activity	(390)	(249)
Net cash provided by (used in) financing activities	$25,687	$(29,169)

On May 5, 2015, the Company entered into the New Facility and repaid all amounts outstanding and terminated the Old Facility. In conjunction with this transaction, the Company received $300.0 million from issuance of a new term loan, and borrowed $133.0 million under the new revolving credit facility. The Company repaid outstanding principal of $135.5 million under the previous revolving credit facility and $245.5 million of outstanding principal under the previous term loan. The Company also paid $5.2 million in debt issuance costs upon execution of the New Facility. During the six months ended June 30, 2015, the Company expended $20.6 million acquiring 1,443,667 shares of our common stock under our share repurchase program. The Company is authorized to spend up to $75.0 million in total through December 31, 2016 under the stock repurchase program. Cash used in financing activities in the first six months of 2014 consisted primarily of net repayments under the previous revolving credit facility of $21.4 million and scheduled repayments of principal under the previous term loan and current capital leases obligations totaling $7.5 million. See Note 12 for more information about the Company's current share repurchase program and Note 6 for information about the Company's new senior credit facility entered into in May 2015.

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

Evaluation of Disclosure Controls and Procedures

We maintain Disclosure Controls and Procedures (“DCP”) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s DCP (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2014 and June 30, 2015 because of the material weaknesses in our internal control over financial reporting ("ICFR") described below.

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

Management of the Company has assessed the effectiveness of our ICFR as of December 31, 2014 and June 30, 2015 using the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management identified material weaknesses in ICFR as of December 31, 2014 and June 30, 2015 as further described below.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constitute material weaknesses in our ICFR as of December 31, 2014 and June 30, 2015:

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute two material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2014 and June 30, 2015, based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR. In May 2015, we implemented SAP at our TISCO business unit. Implementation of SAP at this business unit is expected to provide an opportunity to standardize and improve financial and transactional processes and to strengthen ICFR at this location by improving information technology general controls and segregation of duties. These improvements to ICFR will require testing for operating effectiveness before the Company can reach conclusions regarding the remediation of the related material weaknesses described above.

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
Dated: August 10, 2015