Form 10-Q
period 2015-09-30
BLOUNT INTERNATIONAL INC
filed 2015-11-09
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2015.
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
Yes  ☐    No  ☒

As of November 5, 2015 there were 48,251,734 shares outstanding of $0.01 par value common stock.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014

Sales	$209,171	$245,224	$627,876	$712,607
Cost of goods sold	150,269	173,274	456,033	504,972
Gross profit	58,902	71,950	171,843	207,635
Selling, general, and administrative expenses	41,311	46,742	128,779	137,287
Facility closure and restructuring charges	2,124	254	2,124	2,254
Impairment of acquired intangible assets	1,325	1,419	63,299	1,419
Operating income (loss)	14,142	23,535	(22,359)	66,675
Interest income	13	194	58	248
Interest expense	(3,505)	(4,325)	(11,593)	(13,330)
Other income (expense), net	(1,888)	3,019	1,627	3,262
Income (loss) before income taxes	8,762	22,423	(32,267)	56,855
Provision (benefit) for income taxes	(3,504)	6,295	(4,033)	17,852
Net income (loss)	$12,266	$16,128	$(28,234)	$39,003

Basic net income (loss) per share	$0.25	$0.32	$(0.58)	$0.79
Diluted net income (loss) per share	$0.25	$0.32	$(0.58)	$0.78

Weighted average shares used in per share calculations:
Basic	48,476	49,633	48,838	49,633
Diluted	48,635	50,297	48,838	50,227

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014

Net income (loss)	$12,266	$16,128	$(28,234)	$39,003
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses)	(930)	(99)	(2,220)	(9)
Losses reclassified to net income (loss)	811	60	2,237	976
Unrealized gains (losses), net	(119)	(39)	17	967
Pension and other post-employment benefit plans:
Gain from Canadian pension plan amendment	—	—	11,829	—
Net actuarial gains	—	—	1,830	142
Amortization of net actuarial losses	2,224	1,585	7,337	4,755
Amortization of prior service cost	(359)	(359)	(1,078)	(1,077)
Pension liability adjustment, net	1,865	1,226	19,918	3,820

Foreign currency translation adjustment	1,160	(6,218)	(6,919)	(6,844)

Other comprehensive income (loss), before tax	2,906	(5,031)	13,016	(2,057)
Income tax provision on other comprehensive items	(589)	(388)	(5,421)	(1,620)
Other comprehensive income (loss), net of tax	2,317	(5,419)	7,595	(3,677)
Comprehensive income (loss)	$14,583	$10,709	$(20,639)	$35,326

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$25,103	$27,254
Accounts receivable, net	107,007	123,099
Inventories	183,671	163,572
Deferred income taxes	21,361	19,666
Prepaid expenses	9,555	11,542
Assets held for sale	7,200	7,200
Other current assets	10,309	10,478
Total current assets	364,206	362,811
Property, plant, and equipment, net	173,526	169,440
Deferred income taxes	590	3,022
Intangible assets, net	76,619	97,052
Goodwill	90,476	142,468
Other assets	25,968	18,877
Total Assets	$731,385	$793,670

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,488	$15,131
Accounts payable	52,071	52,690
Accrued expenses	41,500	38,158
Payroll accruals	26,096	39,080
Total current liabilities	135,155	145,059
Long-term debt, excluding current maturities	376,634	369,072
Deferred income taxes	27,415	29,978
Employee benefit obligations	64,370	82,095
Other liabilities	7,890	9,909
Total Liabilities	611,464	636,113
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,251,734 and 49,629,895 outstanding, respectively	483	496
Capital in excess of par value of stock	605,027	619,223
Accumulated deficit	(410,563)	(379,541)
Accumulated other comprehensive loss	(75,026)	(82,621)
Total stockholders’ equity	119,921	157,557
Total Liabilities and Stockholders’ Equity	$731,385	$793,670

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Nine months ended September 30,
(Amounts in thousands)	2015	2014

Cash flows from operating activities:
Net income (loss)	$(28,234)	$39,003
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	23,177	23,262
Amortization	9,556	11,193
Stock-based compensation expense	4,371	3,808
Debt modification charge	2,013	—
Asset impairment charges	63,299	2,582
Deferred income taxes	(303)	198
Other non-cash items	560	611
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	10,477	(12,379)
(Increase) decrease in inventories	(22,796)	(5,018)
(Increase) decrease in other assets	(6,793)	1,650
Increase (decrease) in accounts payable	2,092	7,898
Increase (decrease) in accrued expenses	(12,274)	10,934
Increase (decrease) in other liabilities	2,201	(5,213)
Net cash provided by operating activities	47,346	78,529

Cash flows from investing activities:
Purchases of property, plant, and equipment	(30,326)	(26,786)
Proceeds from sale of assets	392	122
Acquisition, net of cash acquired	—	(2,742)
Collection of escrow proceeds from prior sale of discontinued operations	—	100
Net cash used in investing activities	(29,934)	(29,306)

Cash flows from financing activities:
Net repayment under revolving credit facilities	(42,500)	(45,000)
Repayment of term loan principal and capital lease obligations	(249,556)	(11,287)
Proceeds from issuance of new term debt	300,000	—
Repurchase of common stock	(20,567)	(1,269)
Debt issuance costs	(5,169)	—
Excess tax benefit from stock-based compensation	—	35
Proceeds from stock-based compensation activity	—	113
Taxes paid on stock-based compensation activity	(390)	(462)
Net cash used in financing activities	(18,182)	(57,870)

Effect of exchange rate changes	(1,381)	(3,114)

Net increase (decrease) in cash and cash equivalents	(2,151)	(11,761)
Cash and cash equivalents at beginning of period	27,254	42,797
Cash and cash equivalents at end of period	$25,103	$31,036

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par Value of Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2014	49,630	$496	$619,223	$(379,541)	$(82,621)	$157,557
Net loss				(28,234)		(28,234)
Foreign currency translation adjustment					(6,919)	(6,919)
Unrealized gains, net					17	17
Gain from plan amendment					11,829	11,829
Net actuarial gain					1,830	1,830
Amortization of net actuarial losses and prior service cost					6,259	6,259
Income tax provision on other comprehensive items					(5,421)	(5,421)
Repurchases of common stock	(1,444)	(14)	(17,765)	(2,788)		(20,567)
Stock options, stock appreciation rights, restricted stock, and related tax effects	66	1	(802)			(801)
Stock compensation expense			4,371			4,371
Balance September 30, 2015	48,252	$483	$605,027	$(410,563)	$(75,026)	$119,921

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

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation. The Unaudited Consolidated Financial Statements include the accounts of Blount International, Inc. and its subsidiaries (collectively, “Blount” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.” and "U.S. GAAP"). Intercompany balances and transactions have been eliminated. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, and cash flows for the periods presented. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

The accompanying financial data as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations covering interim reporting. The December 31, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Unaudited Consolidated Financial Statements should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounts Receivable, Net. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts, which is presented net with accounts receivable on the Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $2.6 million and $2.9 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management's estimate.

Accumulated Depreciation. The Company reports property, plant, and equipment ("PP&E") net of accumulated depreciation on the Consolidated Balance Sheets. Accumulated depreciation was $299.3 million and $288.2 million as of September 30, 2015 and December 31, 2014, respectively.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market principle to the lower of cost and net realizable value principle. The guidance affects entities that use the first-in, first-out ("FIFO") or average cost method, but does not affect entities that use the last-in, first-out or retail inventory method. Since the Company uses the FIFO method for cost measurement, changes in inventory will be measured at the lower of cost and net realizable value, instead of at the lower of cost or market. The new guidance is effective for Blount on January 1, 2017 and requires prospective adoption. The Company has not yet completed its analysis of the impact of this new guidance but management does not believe it will have a material affect on the Company's presentation of inventories on the Consolidated Balance Sheets.

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

NOTE 3: FACILITY CLOSURE AND RESTRUCTURING COSTS

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve operating efficiencies. Direct costs associated with this action were zero and $0.9 million in the three and nine months ended September 30, 2014, respectively. Costs for the three and nine months ended September 30, 2014 included zero and $0.4 million, respectively, in asset impairment charges on equipment designated for disposal as well as moving costs for equipment relocated to other Blount manufacturing facilities. The total costs incurred throughout this 2013-2014 restructuring activity were $9.4 million. Of these total charges, $4.0 million were cash transition costs, including severance and equipment moving expenses, and $5.4 million were non-cash charges for impairment and accelerated depreciation on PP&E. There were no such costs recorded in the three and nine months ended September 30, 2015. As of December 31, 2014, all accrued severance and other expenses had been paid, and the Company does not expect to incur further costs on this facility consolidation.

In January 2014, the Company announced plans to consolidate its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and close a small facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the three and nine months ended September 30, 2014, we recognized direct costs of $0.3 million and $1.4 million associated with this plant closure and consolidation. These costs represented severance, asset impairment charges, lease exit costs, and moving expenses for equipment and inventories. The total costs incurred throughout this 2014 restructuring activity were $1.6 million, including non-cash charges of $0.5 million for impairment of equipment and cash expenses of $1.1 million for lease exit costs, moving expenses, and employee severance. There were no such costs recorded in the three and nine months ended September 30, 2015. As of December 31, 2014, all accrued severance and other expenses had been paid, and the Company does not expect to incur further costs on this facility consolidation.

In the third quarter of 2015, the Company took certain actions to reduce its global headcount and lower operating costs in response to weak current year market conditions and lower current year sales. Total charges recognized in the three months ended September 30, 2015 were $2.1 million, primarily representing severance benefits. As of September 30, 2015, $0.9 million of accrued and unpaid severance costs is included in payroll accruals on the Consolidated Balance Sheet and is expected to be paid during the fourth quarter of 2015.

NOTE 4: INVENTORIES
Inventories consisted of the following:

Inventories	September 30,	December 31,
(Amounts in thousands)	2015	2014
Raw materials and supplies	$21,333	$21,119
Work in process	19,503	19,616
Finished goods	142,835	122,837
Total inventories	$183,671	$163,572

NOTE 5: INTANGIBLE ASSETS, NET

The following table summarizes acquired intangible assets:

		September 30, 2015		December 31, 2014
	Useful	Gross		Gross
Intangible Assets	Life	Carrying	Accumulated	Carrying	Accumulated
(Amounts in thousands)	In Years	Amount	Amortization	Amount	Amortization
Goodwill	Indefinite	$90,476	$—	$142,468	$—
Trademarks and trade names	Indefinite	25,233	—	37,128	—
Total with indefinite lives		115,709	—	179,596	—
Distribution and non-compete agreements	2 - 7	6,092	2,343	6,092	1,789
Patents	11 - 13	5,320	2,747	5,320	2,422
Customer relationships	10 - 20	106,262	61,259	106,754	54,108
Other	1 - 5	2,755	2,694	2,912	2,835
Total with finite lives		120,429	69,043	121,078	61,154
Total intangible assets		$236,138	$69,043	$300,674	$61,154

The following table shows the change in goodwill for the nine months ended September 30, 2015, and the cumulative amount of impairment charges recognized to date:

Goodwill	Forestry, Lawn, and Garden Segment	Farm, Ranch, and Agriculture Segment	Corporate and Other	Total
(Amounts in thousands)
December 31, 2014	$64,174	$78,061	$233	$142,468
Impairment	—	(51,748)	—	(51,748)
Effect of changes in foreign exchange rates	(243)	—	(1)	(244)
September 30, 2015	$63,931	$26,313	$232	$90,476

Cumulative impairment recognized to date	$1,912	$72,601	$—	$74,513

In accordance with Accounting Standards Codification 350 ("ASC 350"), the Company performs an impairment analysis of goodwill and other indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. In addition to goodwill, certain of the Company's acquired trademark and trade name intangible assets are also assigned indefinite useful lives. In the three months ended June 30, 2015, the Company identified indications of potential impairment of certain goodwill and trade name intangible assets included within the Farm, Ranch, and Agriculture ("FRAG") segment. Accordingly, the Company performed an impairment analysis on these assets. In the three months ended June 30, 2015, the Company recognized a non-cash impairment charge of
$11.6 million on certain trade names used in the FRAG segment, and a preliminary non-cash impairment charge of $50.4 million on goodwill associated with the FRAG segment, for a total of $62.0 million in the second quarter of 2015. During the three months ended September 30, 2015, the Company recorded an additional non-cash impairment charge of $1.3 million on goodwill associated with the FRAG segment after finalization of the preliminary goodwill impairment analysis initiated in the second quarter of 2015.

The trade name impairment charges were based on revised lower short-term expectations about future product sales and profitability for specific brand names, and the corresponding impact on the valuation of those intangible assets. The goodwill impairment charges were based on revised lower short-term expectations about future profitability and projected cash flows of certain goodwill reporting units in the FRAG segment. The Company estimated the fair value of these goodwill reporting units using several different methods, including discounted cash flow models and multiples of earnings based on comparable industry participants and transactions.

During the third and fourth quarters of 2014, the Company recognized non-cash impairment charges totaling $21.1 million on certain trade name intangible assets used in the FRAG segment. These impairment charges were based on revised lower short-

term expectations about future product sales and profitability for specific brand names, and corresponding reductions in assumed royalty rates used in the related discounted cash flow models using the relief from royalty method.

Determining the fair value of goodwill and other indefinite-lived intangible assets is a complex process involving estimating future cash flows and discounting them to present value, as well as applying market multiples to current and projected profitability. The process involves numerous significant assumptions about future events and is highly judgmental in nature. For the majority of the Company's indefinite-lived intangible assets within the FRAG segment, and for certain indefinite-lived intangible assets other than goodwill within the Forestry, Lawn, and Garden ("FLAG") segment, the current estimated fair values do not exceed the net book values by a significant amount. Adverse future developments or changes in assumptions related to the Company's goodwill reporting units or other indefinite-lived intangible assets could result in additional impairment charges being recognized in the future. See further information regarding the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Amortization expense for finite-lived intangible assets, included in cost of goods sold in the Consolidated Statements of Income (Loss), was as follows:

Amortization Expense for Intangible Assets	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Amortization expense	$2,802	$3,337	$8,411	$9,732

Amortization expense for these finite-lived intangible assets is expected to total $11.2 million in 2015, $9.8 million in 2016, $8.2 million in 2017, $6.9 million in 2018, and $5.8 million in 2019.

NOTE 6: DEBT

Debt consisted of the following:

Debt	September 30,	December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$93,000	$135,500
Term loans	296,250	245,453
Capital lease obligations	2,872	3,250
Total debt	392,122	384,203
Less current maturities	(15,488)	(15,131)
Long-term debt, net of current maturities	$376,634	$369,072
Weighted average interest rate at end of period	2.22%	2.70%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintained a senior secured credit facility which had been amended and restated on several occasions (the "Old Credit Facility"). As of December 31, 2014, the Old Credit Facility consisted of a revolving credit facility and a term loan. On May 5, 2015, the Company entered into a new senior secured credit facility (the "New Credit Facility"). Upon closing of the New Credit Facility, the Company repaid all amounts outstanding and terminated the Old Credit Facility. The Company paid fees and expenses totaling $5.2 million on the issuance of the New Credit Facility, of which $4.1 million was recorded as deferred financing costs on the Consolidated Balance Sheet and $1.1 million was expensed. The Company also recognized $0.9 million in expense of previously deferred and unamortized financing costs in conjunction with closing on the New Credit Facility.

Current Terms of Senior Credit Facilities. As of September 30, 2015, the New Credit Facility consisted of a $300.0 million revolving credit facility and a $296.3 million term loan. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200.0 million. The revolving credit facility provides for total available borrowings of up to $300.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of September 30, 2015, the Company had the ability to borrow an additional $113.0 million under the terms of the revolving credit agreement. Interest is due periodically and interest rates are variable based on a margin added to the London Interbank Offered Rate ("LIBOR Rate"), or a Base Rate, as defined in the related agreement. The margin added to these reference rates is variable depending on the Company's Consolidated Leverage Ratio, as defined in the related agreement, calculated on a trailing twelve month basis. Additional margin is added to the LIBOR or Base Rate as outlined in the table below.

Consolidated Leverage Ratio
Less than 1.25	Between 1.25 and 2.00	Between 2.00 and 2.75	Between 2.75 and 3.50	3.50 or above
LIBOR + 1.25%	LIBOR + 1.50%	LIBOR + 1.75%	LIBOR + 2.00%	LIBOR + 2.25%
Base Rate + 0.25%	Base Rate + 0.50%	Base Rate + 0.75%	Base Rate + 1.00%	Base Rate + 1.25%

As of September 30, 2015, the Company's consolidated leverage ratio was 3.30. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and quarterly on Base Rate borrowings. Any outstanding principal under the revolving credit facility is due in its entirety on the maturity date of May 5, 2020.

Under the New Credit Facility, the term loan bears interest under the same terms as the revolving credit facility and also matures on May 5, 2020. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility cannot be re-borrowed.

The Company has entered into a series of interest rate swap agreements that fix the interest rate the Company will pay at between 3.65% and 3.70% on $100.0 million of the term loan principal. The interest rate swap agreements mature in August 2016. The weighted average interest rate at September 30, 2015, including the effect of the interest rate swap agreements, is 2.59%. See Note 16 for further discussion of the interest rate swap agreements.

The New Credit Facility contains financial covenants, including, as of September 30, 2015:

•
Minimum consolidated fixed charge coverage ratio, defined as Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization, with other adjustments allowed under the New Credit Facility ("EBITDA"), less consolidated maintenance capital expenditures ("Adjusted EBITDA"), divided by the sum of cash payments for interest, taxes, and scheduled debt principal payments, calculated on a trailing twelve-month basis. The minimum fixed charge coverage ratio is set at 1.25 for the term of the credit facility.

•
Maximum consolidated leverage ratio, defined as total consolidated funded indebtedness divided by EBITDA, calculated on a trailing twelve-month basis. The maximum leverage ratio, measured as of the end of any fiscal quarter, is set at 4.25 through December 31, 2015, 4.00 from January 1, 2016 through December 31, 2016, 3.75 from January 1, 2017 through December 31, 2017, and 3.50 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, liens, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was not out of compliance with any covenants as of September 30, 2015, under the New Credit Facility. Non-compliance with these covenants is an event of default under the terms of the New Credit Facility, and could result in severe limitations to our overall liquidity, and the lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.

Amounts borrowed under the New Credit Facility may be prepaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of new debt, or various other items. No additional mandatory payments were required in the nine months ended September 30, 2015 or September 30, 2014 under either the Old Credit Facility or the New Credit Facility. The New Credit Facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

The New Credit Facility is incurred by the Company's wholly-owned subsidiaries, Blount, Inc. and Omark Properties, Inc. (the "Borrowers"). The Company and all of its domestic subsidiaries, other than the Borrowers, guarantee the Borrowers' obligations under the New Credit Facility. The obligations under the New Credit Facility are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.

Senior Credit Facilities as of December 31, 2014. At December 31, 2014, the Old Credit Facility consisted of a revolving credit facility and a term loan. The revolving credit facility provided for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. The revolving credit facility and term loan bore interest at a floating rate, which, at the option of the Company, could be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional margin. All amounts borrowed under this agreement were repaid in full upon execution of the New Credit Facility on May 5, 2015.

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

Effective August 18, 2015, the Company amended its U.S. defined benefit pension plan to offer certain plan participants the option to elect a one-time lump-sum distribution. Under the amendment, plan participants who elect this option will receive a lump-sum payment in the fourth quarter of 2015 equal to the present value of their accumulated pension benefit. In the fourth quarter of 2015, the Company will recognize a reduction in benefit obligations and plan assets along with the recognition of a non-cash settlement charge, which will reduce amounts recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet. The Company estimates the fourth quarter pre-tax charge for partial settlement will be between $7.0 million and $10.0 million. The net unrecognized loss, net of tax effects, of the U.S. defined benefit pension plan was $42.7 million as of September 30, 2015. This amount is included in accumulated other comprehensive loss on the Consolidated Balance Sheet.

On June 23, 2015, the Company amended its Canadian defined benefit pension plan to provide for the termination and wind-up of the plan. As part of the amendment, current participants will no longer accrue benefits under the plan, effective September 30, 2015, but will be entitled to benefits under a new defined contribution plan. This plan amendment resulted in a pre-tax curtailment gain of $11.8 million, which reduced the Company's net pension benefit obligation and accumulated other comprehensive loss as of June 30, 2015. The curtailment gain also resulted in a $3.4 million reduction in non-current deferred tax assets, with the offset to accumulated other comprehensive loss, as of June 30, 2015. The wind-up period is expected to take up to 24 months to complete, at which time the plan will be terminated and the accumulated benefits will be paid out either in lump sum distributions, or with the purchase of annuity contracts. The plan participants are expected to make an election for lump sum or annuity settlement during the second half of 2016. The Company expects to incur an additional charge upon termination and settlement of this plan, but is not able to estimate the amount at this time. The Canadian defined benefit pension plan has an accumulated loss, net of tax, in accumulated other comprehensive loss on the Consolidated Balance Sheet of $23.2 million as of September 30, 2015.

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended September 30,
Post-Employment Benefit Plan Expense	2015	2014	2015	2014
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$943	$1,091	$55	$43
Interest cost	2,328	2,825	273	279
Expected return on plan assets	(3,136)	(3,802)	—	—
Amortization of net actuarial losses	1,962	1,425	262	160
Amortization of prior service cost	—	—	(359)	(359)
Total net periodic benefit cost	$2,097	$1,539	$231	$123

	Nine Months Ended September 30,
Post-Employment Benefit Plan Expense	2015	2014	2015	2014
(Amounts in thousands)	Pension Benefits		Other Benefits
Service cost	$3,699	$3,243	$165	$130
Interest cost	7,839	8,447	819	837
Expected return on plan assets	(11,157)	(11,368)	—	—
Amortization of net actuarial losses	6,551	4,275	786	480
Amortization of prior service cost	—	1	(1,078)	(1,078)
Total net periodic benefit cost	$6,932	$4,598	$692	$369

NOTE 8: INCOME TAXES

The provision for income taxes in interim periods is determined based on the estimated annual effective tax rate, adjusted for discrete items in the relevant period. The Company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The interim estimate of the annual effective tax rate may fluctuate significantly due to a variety of factors, including changes in forecasted earnings or losses, changes in geographic mix of earnings or losses, losses incurred in jurisdictions for which no tax benefit is recognized, changes in foreign currency exchange rates, non-deductible and non-taxable items, changes in uncertain tax positions, changes in statutory tax rates or tax laws, amendments of previously filed tax returns, changes in tax credits, and the application of valuation allowances on deferred tax assets.

The effective tax rate for the three and nine months ended September 30, 2015 was negative 40.0% and positive 12.5%, respectively. These effective tax rates include the discrete impact of net income tax benefits of $6.6 million for foreign tax credits and $1.1 million for release of certain indemnified uncertain tax positions recognized in the three months ended September 30, 2015, and $3.2 million for deductible goodwill impairment charges recognized in the nine months ended September 30, 2015. These effective tax rates varied from the U.S. federal statutory rate of 35% due to the level and mix of earnings and losses by tax jurisdiction, lower tax rates on the earnings of foreign subsidiaries, the benefit of the domestic production activities deduction, and non-taxable life insurance proceeds. These reductions were partially offset by state income taxes, the impact of non-deductible goodwill impairment charges, non-deductible permanent differences, unfavorable effects of foreign currency translation, and losses incurred in foreign jurisdictions for which no tax benefit is recognized. The $6.6 million recognized for foreign tax credits reflects the benefit the Company expects to receive from amending certain prior year tax returns to claim foreign tax credits instead of deducting the applicable foreign taxes as originally filed.

The full year effective tax rate for 2015 is expected to be approximately 8.3%. The full year estimated rate reflects the net income tax benefits of foreign tax credits, deductible goodwill impairment charges, and release of certain indemnified uncertain tax positions noted above. Excluding these impacts, the projected full year effective tax rate would be 34.6%, which is lower than the U.S. federal statutory rate of 35%, primarily due to lower tax rates on the earnings of foreign subsidiaries, beneficial permanent differences, including the domestic production activities deduction and non-taxable life insurance proceeds, and other discrete adjustments. These decreases are partially offset by state income taxes, the impact of non-deductible goodwill impairment charges, non-deductible permanent differences, unfavorable foreign currency translation effects, and losses incurred in foreign jurisdictions for which no tax benefit is recognized.

The effective tax rate for the three and nine months ended September 30, 2014 was 28.1% and 31.4%, respectively. These rates were lower than the U.S. federal statutory rate of 35% due to a $1.9 million net income tax benefit for foreign tax credits, lower tax rates on the earnings of foreign subsidiaries, and the benefit of the domestic production activities deduction, partially offset by increases for state income taxes and foreign withholding taxes on dividend and royalty payments made by certain of our foreign subsidiaries.

The Company’s 2008 - 2010 federal income tax returns were examined by the Internal Revenue Service (“IRS"). As of December 31, 2014, there was one remaining unresolved issue from the audit which was in Appeals and under consideration by the U.S. and Belgian competent authorities. On July 28, 2015, we were notified by the IRS that the issue was concluded in our favor and the disagreed item was accepted as originally filed. The Company had not recorded a reserve for this issue, thus, there was no financial statement impact from the conclusion of this matter.

NOTE 9: FINANCIAL GUARANTEES AND COMMITMENTS

Significant financial guarantees and other commercial commitments are as follows:

Financial Guarantees and Commitments	September 30,	December 31,
(Amounts in thousands)	2015	2014
Letters of credit outstanding	$2,988	$2,988
Other financial guarantees	3,458	4,077
Total financial guarantees and commitments	$6,446	$7,065

Changes in the warranty reserve were as follows:

Product Warranty Reserves	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
Balance at beginning of period	$1,473	$1,741
Accrued warranty expense	1,801	1,752
Payments made (in cash or in-kind)	(1,923)	(1,902)
Balance at end of period	$1,351	$1,591
See also Note 6 regarding guarantees of debt.

NOTE 10: CONTINGENT LIABILITIES

The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management determines that a loss is probable and the amount can be reasonably estimated. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both self-retention amounts and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate liability for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management’s best estimate of the probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. As of September 30, 2015 and December 31, 2014, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of certain claims from insurance companies, subject to self-retention amounts, will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims. However, estimates of such liabilities and recoverability from insurance companies are subject to change as more information becomes available in the future, and it is reasonably possible that such estimates will change in future periods.

From time to time the Company is named a defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries, for which there are self-retention or deductible amounts under the Company’s insurance policies. Some of these lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for lawsuits involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits or claims arising out of the normal course of its business, including suits and claims concerning commercial contracts, employee matters, and intellectual property rights. In some instances, the Company has been the plaintiff, and has sought recovery of damages. In other instances, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of September 30, 2015 and December 31, 2014, the Company has recorded liabilities totaling $2.6 million and $3.1 million, respectively, in accrued expenses on the Consolidated Balance Sheets for estimated product liability costs, which are expected to be paid over the next one to two years.

The Company was named a potentially liable person (“PLP”) by the Washington State Department of Ecology (“WDOE”) in connection with the Pasco Sanitary Landfill Site (“Site”). This Site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the Site. The Company further believes that the Site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. The current on-site monitoring program and required deliverables under various orders are being conducted and funded by certain PLPs under the supervision of WDOE. In April 2015, the Company entered into an agreement with certain PLPs to share in the ongoing costs associated with the Site on a 1.1% pro rata participation level. The Company recorded a charge of $0.3 million in the first quarter of 2015 for its pro rata share of life-to-date costs incurred at the Site through 2013 and estimated pro rata share of ongoing costs associated with the Site until a resolution occurs. During the three and nine months ended September 30, 2015, the Company recognized a charge of $0.6 million for environmental remediation at its Milwaukie, Oregon site based on revised cost estimates. As of September 30, 2015 and December 31, 2014, the Company has recorded liabilities totaling $2.4 million and $2.3 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets for estimated environmental remediation costs pertaining to certain of its facilities as well as the Site, which are expected to be paid over the next ten to twenty years.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes accumulated other comprehensive loss by component, net of related income taxes:

Accumulated other comprehensive (loss) gain	September 30,	December 31,
(Amounts in thousands)	2015	2014
Pension and post-retirement benefits	$(66,961)	$(81,464)
Unrealized losses on derivative instruments	(1,578)	(1,589)
Foreign currency translation adjustment	(6,487)	432
Total accumulated other comprehensive loss	$(75,026)	$(82,621)

The following tables summarize the changes in accumulated other comprehensive loss by component, net of income taxes, for the periods indicated:

	Nine Months Ended September 30, 2015
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(81,464)	$(1,589)	$432	$(82,621)
Gain from Canadian pension plan amendment	8,872	—	—	8,872
Net actuarial gains	1,372	—	—	1,372
Other comprehensive gain (loss) before reclassifications	255	(1,390)	(6,919)	(8,054)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income (Loss)	4,004	1,401	—	5,405
Other comprehensive income (loss), net of tax	14,503	11	(6,919)	7,595
Accumulated other comprehensive gain (loss) at end of period	$(66,961)	$(1,578)	$(6,487)	$(75,026)

	Nine Months Ended September 30, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative financial instruments	Foreign currency translation adjustment	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of period	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive gain (loss) before reclassifications	95	(6)	(6,844)	(6,755)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income (Loss)	2,468	610	—	3,078
Other comprehensive income (loss), net of tax	2,563	604	(6,844)	(3,677)
Accumulated other comprehensive gain (loss) at end of period	$(50,446)	$(1,569)	$4,763	$(47,252)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income (Loss):

Reclassifications From Accumulated Other Comprehensive Loss to Consolidated Statements of Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Income (Loss)
(Amounts in thousands)	2015	2014	2015	2014
Unrealized losses on derivative instruments:
Foreign currency hedge losses	$(811)	$(60)	$(2,237)	$(976)	Cost of goods sold
Income tax benefit	303	28	836	366	Provision (benefit) for income taxes
Unrealized losses on derivative instruments, net	$(508)	$(32)	$(1,401)	$(610)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(2,224)	$(1,585)	$(7,337)	$(4,755)	Cost of goods sold and Selling, general, and administrative ("SG&A")
Amortization of prior period service cost	359	359	1,078	1,077	Cost of goods sold and SG&A
Income tax benefit	633	403	2,255	1,210	Provision (benefit) for income taxes
Pension and other post-employment benefits amortization, net	$(1,232)	$(823)	$(4,004)	$(2,468)
Total reclassifications for the period, net	$(1,740)	$(855)	$(5,405)	$(3,078)

See Note 7 for discussion of pension and other post-employment benefit plans and Note 16 for discussion of derivative instruments.

NOTE 12: COMMON STOCK

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2015	2014	2015	2014
Actual weighted average common shares outstanding	48,476	49,633	48,838	49,633
Dilutive effect of common stock equivalents	159	664	—	594
Diluted weighted average common shares outstanding	48,635	50,297	48,838	50,227
Options and stock appreciation rights ("SARs") excluded from computation as anti-dilutive	4,664	3,042	3,620	2,953
Unvested restricted stock and restricted stock units ("RSUs") considered to be participating securities	278	216	278	216
Effect of allocation of undistributed earnings to participating securities under the two class method:
Basic earnings per share	$—	$—	$—	$(0.01)
Diluted earnings per share	$—	$—	$—	$(0.01)

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

Share Repurchase Program. On August 6, 2014, the Company's Board of Directors authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock in an amount not to exceed $75.0 million, in aggregate, through December 31, 2016. Under this program, the Company may repurchase shares of its common stock, using a variety of open market purchase methods through a broker dealer at prevailing market prices, and may fix the price from time to time based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions. As of September 30, 2015, the Company had expended a total of $24.4 million and acquired 1,684,688 shares under this program, leaving a remaining Board authorization of up to $50.6 million for future share repurchases.

The following table summarizes activity under the share repurchase program for the periods indicated:

Share Repurchase Program	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share data)	2015	2014	2015	2014
Shares repurchased	—	83,240	1,443,667	83,240
Average price per share	$—	$15.24	$14.25	$15.24
Total expended	$—	$1,269	$20,567	$1,269

NOTE 13: STOCK-BASED COMPENSATION

The Company made the following stock-based compensation awards in the periods indicated:

Stock-Based Compensation	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
SARs granted (number of shares)	912	749
RSUs granted (number of shares)	188	150
Aggregate fair value at time of grant; SARs	$4,511	$4,346
Aggregate fair value at time of grant; RSUs	$2,371	$1,862

The SARs and RSUs granted in 2015 and 2014 vest quarterly over a three-year period and are generally restricted from exercise, sale, or other transfer for three years from the grant date. The SARs granted have a ten-year term before expiration.

The following assumptions were used to estimate the fair value of SARs using the Black-Scholes option valuation model in the nine months ended September 30, 2015 and 2014:

Assumptions Used to Value SARs	2015	2014
Estimated average life	6 years	6 years
Risk-free interest rate	1.7%	1.9%
Expected and weighted average volatility	36.7%	46.8%
Dividend yield	0.0%	0.0%
Estimated forfeiture rate	8.45%	4.29%
Weighted average exercise price	$12.99	$12.44
Weighted average grant date fair value	$4.95	$5.80

As of September 30, 2015, the total unrecognized stock-based compensation expense related to previously granted awards was $8.4 million. The weighted average period over which this expense is expected to be recognized is 23 months. The Company’s policy upon the exercise of options, RSUs, or SARs has been to issue new shares into the public market as authorized under the stockholder-approved 2014 Equity Incentive Plan.

NOTE 14: SEGMENT INFORMATION

We are a global industrial company that designs, manufactures, purchases, and markets equipment, replacement and component parts, and accessories to professionals and consumers in select end-markets and to original equipment manufacturers (“OEMs”) for use on original equipment. Our products are sold in more than 110 countries and approximately 51% of year-to-date sales in 2015 were shipped to customers outside of the U.S.

The Company identifies reporting segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower, edger, and brush cutting blades for outdoor power equipment. The FLAG segment also purchases branded replacement parts and accessories, as well as a line of internally developed cordless power tools, from other manufacturers and markets them to our FLAG customers through our global sales and distribution network. The FLAG segment represented 66.6% of our consolidated sales for the nine months ended September 30, 2015.

The Company's FRAG segment manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures a variety of attachment cutting blade component parts for agricultural machinery. The FRAG segment also purchases replacement parts and accessories from other manufacturers and markets them to FRAG customers through our global sales and distribution network. The FRAG segment represented 29.4% of our consolidated sales for the nine months ended September 30, 2015.

The Company also operates CCF, which represented 4.0% of consolidated sales for the nine months ended September 30, 2015, and is reported within the Corporate and Other category. The CCF business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market. The CCF business also purchases high frequency specialty concrete cutting saws and accessories from other manufacturers and markets them to CCF customers through our global sales and distribution network.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, credit management, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, our operational excellence program, treasury, and other functions. Costs of centrally provided shared services are allocated to reporting segments based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include facility closure and restructuring costs recognized within this Corporate and Other category because we do not consider such events to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents selected financial information by segment for the periods indicated:

Segment Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Sales:
FLAG	$129,696	$159,110	$418,432	$484,436
FRAG	71,115	78,641	184,571	205,871
Corporate and other	8,360	7,473	24,873	22,300
Total sales	$209,171	$245,224	$627,876	$712,607
Contribution to operating income (loss):
FLAG	$17,787	$26,521	$54,929	$78,432
FRAG	2,145	2,236	(61,700)	3,944
Corporate and other	(5,790)	(5,222)	(15,588)	(15,701)
Total operating income (loss)	$14,142	$23,535	$(22,359)	$66,675
Impairment of acquired intangible assets:
FLAG	$—	$—	$—	$—
FRAG	1,325	1,419	63,299	1,419
Corporate and other	—	—	—	—
Total impairment of acquired intangible assets	$1,325	$1,419	$63,299	$1,419
Depreciation and amortization:
FLAG	$6,573	$7,274	$19,718	$20,295
FRAG	3,507	3,959	10,799	11,820
Corporate and other	648	727	2,216	2,340
Total depreciation and amortization	$10,728	$11,960	$32,733	$34,455

See Note 5 for further discussion of intangible assets and impairment charges.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
Cash paid for:
Interest	$10,855	$11,075
Income taxes, net	11,513	16,573
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$429
Net timing difference on cash payments for purchases of PP&E	1,716	1,259

The purchase price of the January 2014 Pentruder acquisition included assumption of a liability of $0.5 million, payable in three annual installments through January 2017. During the nine months ended September 30, 2014, we collected $0.1 million previously held in escrow from the sale of our Forestry Division in 2007.

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

The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $1.3 million and $0.8 million as of September 30, 2015 and December 31, 2014, respectively. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income during the next twelve months. See Note 11 for amounts recognized in the Consolidated Statements of Income (Loss) at the maturity of these foreign currency derivative contracts.

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions, upon settlement. Through September 30, 2015, the Company has not recognized in earnings any amount from these contracts as a result of hedge ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $33.4 million at September 30, 2015 and $35.9 million at December 31, 2014. These foreign currency contracts mature over a twelve month period.

Derivative Financial Instruments and Interest Rates. We entered into a series of interest rate swap contracts whereby the interest rate we pay is fixed at between 3.65% and 3.70% on $100.0 million of term loan principal. The interest rate swap agreements mature in August 2016. These interest rate swap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. Through September 30, 2015, the Company has not recognized in earnings any amount from these contracts as a result of hedge ineffectiveness.

Derivatives held by the Company are summarized as follows:

Derivative Financial Instruments	Carrying Value on Consolidated Balance	Assets (Liabilities) Measured at Fair Value			Consolidated Balance Sheets
(Amounts in thousands)	Sheets	Level 1	Level 2	Level 3	Classification
Recurring Fair Value Measurements
September 30, 2015
Current Liabilities:
Interest rate swap agreements	$(1,207)	—	$(1,207)	—	Accrued expenses
Foreign currency hedge agreements	(1,307)	—	(1,307)	—	Accrued expenses

December 31, 2014
Current Liabilities:
Interest rate swap agreements	$(1,265)	—	$(1,265)	—	Accrued expenses
Foreign currency hedge agreements	(767)	—	(767)	—	Accrued expenses

Long-Term Liabilities:
Interest rate swap agreements	$(496)	—	$(496)	—	Other liabilities

The fair value of the interest rate swap agreements was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The fair value of the foreign currency hedge agreements was determined using Black's option pricing model, which utilizes inputs such as market quoted foreign exchange rates, implied volatility, and the risk-free rate. The counterparties to the above mentioned derivative instruments are major financial institutions. The Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period and considers the risk of nonperformance as of September 30, 2015 and December 31, 2014 to be minimal.

As of September 30, 2015 and December 31, 2014, there were no offsetting derivative amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement.

Senior Credit Facility. The fair value of the senior credit facility principal outstanding is determined by reference to prices of recent transactions for similar debt. The estimated fair values of the senior credit facility loans as of September 30, 2015 and December 31, 2014 are presented below:

Fair Value of Debt	September 30, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$389,250	$381,465	$380,953	$371,429

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

Non-recurring Fair Value Measurements. The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate that the carrying amount of the assets may be impaired. These assets include goodwill, intangible assets, and PP&E. See Note 5 for additional discussion on the circumstances and determination of the Level 3 non-recurring fair value measurement of certain trademarks and trade names, and goodwill associated with our FRAG segment, that were measured at fair value as of May 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and notes.

Consolidated Operating Results

	Three Months Ended September 30,
(Amounts in millions)	2015	2014	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$209.2	$245.2	$(36.1)
				(26.1)	Unit sales volume
				1.0	Average selling price and mix
				(10.9)	Foreign currency translation
Gross profit	58.9	72.0	(13.0)
Gross margin	28.2%	29.3%
				(8.1)	Unit sales volume
				1.0	Average selling price and mix
				1.5	Average steel costs
				0.5	Acquisition accounting effects
				(5.9)	Other product costs and mix
				(2.1)	Foreign currency translation
SG&A	41.3	46.7	(5.4)
As a percent of sales	19.7%	19.1%
				(3.8)	Compensation expense
				(1.3)	Travel and personnel related
				1.6	Professional services
				(2.1)	Foreign currency translation
				0.1	Other, net
Facility closure and restructuring charges	2.1	0.3	1.9

Impairment of acquired intangible assets	1.3	1.4	(0.1)

Operating income	14.1	23.5	(9.4)
Operating margin	6.8%	9.6%
				(13.0)	Decrease in gross profit
				5.4	Decrease in SG&A
				(1.9)	Facility closure and restructuring charges
				0.1	Impairment of acquired intangible assets
Net income	$12.3	$16.1	$(3.9)
				(9.4)	Decrease in operating income
				0.6	Decrease in net interest expense
				(4.9)	Change in other income (expense), net
				9.8	Change in income tax provision (benefit)

Sales in the three months ended September 30, 2015 decreased by $36.1 million, or 14.7%, compared to the three months ended September 30, 2014, primarily due to lower unit sales volume and the adverse effects of the translation of foreign currency-denominated sales transactions. Partially offsetting these negative factors were net higher average selling prices in the quarter, reflecting price increases implemented in select end markets, partially offset by targeted price reductions in other markets. Domestic sales decreased by $8.0 million, or 6.7%, primarily due to soft market conditions in the U.S. agricultural machinery market. International sales decreased by $28.1 million, or 22.1%, due to soft international market conditions and the $10.9 million unfavorable currency translation effects from a relatively stronger U.S. Dollar in comparison to currencies in Europe, Brazil, and Canada. FLAG segment sales decreased by $29.4 million, or 18.5%, FRAG segment sales decreased by $7.5 million, or 9.6%, while sales of CCF products increased by $0.9 million, or 11.9%. See further discussion about sales fluctuations under Segment Results.

Gross profit decreased by $13.0 million, or 18.1%, from the third quarter of 2014 to the third quarter of 2015. Lower unit sales volume reduced gross profit by $8.1 million. In addition, increased product costs and mix of $5.9 million, along with net unfavorable effects of foreign currency translation of $2.1 million, further reduced gross profit in the quarter. Partially offsetting these negative factors in the quarter were lower average steel costs estimated at $1.5 million, higher average selling prices and mix of $1.0 million, and lower acquisition accounting effects of $0.5 million. The increase in product cost and mix of $5.9 million was primarily due to lower production volumes and reduced manufacturing efficiency. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Gross margin in the third quarter of 2015 was 28.2% compared to 29.3% in the third quarter of 2014. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates decreased our gross profit in the third quarter of 2015 compared to the third quarter of 2014 by an estimated $2.1 million, primarily due to the unfavorable currency effects on sales described above, partially offset by the favorable effect on cost of goods sold from the translation of costs denominated in the relatively weaker Brazilian Real, Canadian Dollar, and Euro into a stronger U.S. Dollar.

SG&A decreased by $5.4 million, or 11.6%, from the third quarter of 2014 to the third quarter of 2015. As a percentage of sales, SG&A increased from 19.1% in the third quarter of 2014 to 19.7% in the third quarter of 2015. Compensation expense decreased by $3.8 million, primarily due to lower accruals for variable incentive compensation plans, partially offset by annual merit increases. Travel and personnel related costs decreased by $1.3 million primarily due to lower costs for travel, relocation and recruitment. Professional services expense increased by $1.6 million, primarily due to higher costs for audit and marketing services. Fluctuations in foreign currency exchange rates reduced SG&A in the quarter by approximately $2.1 million, primarily due to the translation of European-based SG&A costs into a relatively stronger U.S. Dollar.

In the third quarter of 2015, the Company took certain actions to reduce its global headcount and lower operating costs in response to weak current year market conditions and lower current year sales. Total charges recognized in the three months ended September 30, 2015 were $2.1 million, primarily representing severance benefits.

In the three months ended September 30, 2014, the Company recognized costs of $0.3 million associated with plant closure and restructuring activities related to the consolidation of two manufacturing facilities in Portland, Oregon and the consolidation of North American lawn and garden blade manufacturing in Kansas City, Missouri and the related closure of a small facility in Queretaro, Mexico. These costs represented lease exit costs, severance costs, and asset impairment charges. As of December 31, 2014, all accrued severance costs had been paid. There were no costs incurred in relation to these restructuring activities during 2015, and the Company does not expect to incur any further costs associated with these activities.

In the three months ended September 30, 2015, the Company recognized non-cash impairment charges totaling $1.3 million on goodwill within the FRAG segment after finalization of the preliminary goodwill impairment analysis initiated in the second quarter of 2015. The Company recorded a preliminary non-cash impairment charge of $$50.4 million on FRAG segment goodwill in the three months ended June 30, 2015. The impairment charges on goodwill were based on revised lower short-term expectations about future profitability and projected cash flows of certain goodwill reporting units. The Company estimated the fair value of these goodwill reporting units using several different methods, including discounted cash flow models and multiples of earnings based on comparable industry participants and transactions. See additional discussion in Note 5 to the Unaudited Consolidated Financial Statements.

In the third quarter of 2015, operating income totaled $14.1 million, or 6.8% of sales, compared to operating income of $23.5 million, or 9.6% of sales, in the third quarter of 2014. The decrease in operating results and operating margin reflects lower gross profit coupled with increased charges for restructuring, partially offset by lower SG&A expenses.

Interest expense, net of interest income, was $3.5 million in the third quarter of 2015 compared to $4.1 million in the third quarter of 2014. The lower net interest expense reflects lower interest rates applicable to our New Credit Facility.

Other income (expense), net was expense of $1.9 million in the third quarter of 2015 driven by unfavorable movement in foreign currency exchange rates impacting non-operating assets held at foreign locations. Other income (expense), net was income of $3.0 million in the third quarter of 2014, as movement in foreign currency exchange rates had the opposite effect on non-operating assets held at foreign locations.

Net Income

Net income in the third quarter of 2015 was $12.3 million, or $0.25 per diluted share, compared to net income of $16.1 million, or $0.32 per diluted share, in the third quarter of 2014.

Consolidated Sales Order Backlog

Consolidated sales order backlog was $122.5 million as of September 30, 2015 compared to $169.1 million at December 31, 2014 and $168.3 million at September 30, 2014. The decrease in consolidated backlog during the nine months ended September 30, 2015 is attributable to soft market conditions, reduced order intake, normal seasonal effects on order positions in the FRAG segment, and the unfavorable effects of foreign currency fluctuations on the translation of orders denominated in foreign currencies. See further discussion of backlog under Segment Results.

Consolidated Operating Results for the Year-to-Date Period

	Nine Months Ended September 30,
(Amounts in millions)	2015	2014	Change		Contributing Factor
(Amounts may not sum due to rounding)
Sales	$627.9	$712.6	$(84.7)
				(50.7)	Unit sales volume
				(1.0)	Average selling price and mix
				(33.1)	Foreign currency translation
Gross profit	171.8	207.6	(35.8)
Gross margin	27.4%	29.1%
				(14.6)	Unit sales volume
				(1.0)	Average selling price and mix
				1.9	Average steel costs
				1.2	Acquisition accounting effects
				(16.4)	Other product costs and mix
				(7.0)	Foreign currency translation
SG&A	128.8	137.3	(8.5)
As a percent of sales	20.5%	19.3%
				(5.3)	Compensation expense
				(1.1)	Travel and personnel related
				2.9	Professional services
				1.0	Advertising
				(6.0)	Foreign currency translation
Facility closure and restructuring charges	2.1	2.3	(0.1)

Impairment of acquired intangible assets	63.3	1.4	61.9

Operating income (loss)	(22.4)	66.7	(89.0)
Operating margin	(3.6)%	9.4%
				(35.8)	Decrease in gross profit
				8.5	Decrease in SG&A
				0.1	Facility closure and restructuring charges
				(61.9)	Impairment of acquired intangible assets
Net income (loss)	$(28.2)	$39.0	$(67.2)
				(89.0)	Decrease in operating income
				1.5	Decrease in net interest expense
				(1.6)	Change in other income (expense), net
				21.9	Change in income tax provision (benefit)

Sales in the nine months ended September 30, 2015 decreased by $84.7 million, or 11.9%, from the nine months ended September 30, 2014, primarily due to lower unit sales volume and the adverse effects of the translation of foreign currency-denominated sales transactions. In addition, net lower average selling prices and mix, due primarily to targeted price reductions in select end markets, partially offset by price increases implemented elsewhere, further reduced sales in the year-to-date period. Domestic sales decreased by $18.2 million, or 5.6%, primarily due to soft market conditions in the U.S. agricultural machinery market. International sales decreased by $66.6 million, or 17.2%, due to soft international market conditions and the $33.1 million unfavorable foreign currency translation effects from a relatively stronger U.S. Dollar in comparison to currencies in

Europe, Brazil, Canada, and Japan. FLAG segment sales decreased by $66.0 million, or 13.6%, FRAG segment sales decreased by $21.3 million, or 10.3%, while sales of CCF products increased by $2.6 million, or 11.5%. See further discussion about sales fluctuations under Segment Results.

Gross profit decreased by $35.8 million, or 17.2%, from the first nine months of 2014 to the first nine months of 2015. Lower unit sales volume reduced gross profit by $14.6 million. In addition, higher product costs and mix of $16.4 million, net lower average selling price and mix of $1.0 million, and net unfavorable effects of foreign currency translation of $7.0 million, further reduced gross profit in the year-to-date period. Partially offsetting these negative factors were lower average steel costs estimated at $1.9 million and lower acquisition accounting effects of $1.2 million. The increase in product cost and mix of $16.4 million was primarily due to lower production volumes and reduced manufacturing efficiency along with unfavorable changes in product mix. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Gross margin in the first nine months of 2015 was 27.4% compared to 29.1% in the first nine months of 2014. See further discussion of gross profit under Segment Results.

Fluctuations in currency exchange rates decreased our gross profit in the first nine months of 2015 compared to the first nine months of 2014 by an estimated $7.0 million, primarily due to the unfavorable currency effects on sales described above, partially offset by the favorable effect on cost of goods sold from the translation of costs denominated in the relatively weaker Brazilian Real, Canadian Dollar, and Euro into a stronger U.S. Dollar.

SG&A decreased by $8.5 million, or 6.2%, from the first nine months of 2014 to the first nine months of 2015. As a percentage of sales, SG&A increased from 19.3% in the first nine months of 2014 to 20.5% in the first nine months of 2015. Compensation expense decreased by $5.3 million, primarily reflecting lower variable incentive compensation accruals, partially offset by annual merit adjustments. Travel and personnel-related expenses decreased by $1.1 million, primarily due to lower costs for travel, relocation and recruitment. Professional services expense increased by $2.9 million, primarily due to higher costs for audit and marketing services. Advertising expense decreased by $1.0 million, driven by reduced co-op advertising expenses and the timing of certain advertising expenditures. Fluctuations in foreign currency exchange rates reduced year-to-date SG&A by approximately $6.0 million, primarily due to the translation of European-based SG&A costs into a relatively stronger U.S. Dollar.

In the third quarter of 2015, the Company took certain actions to reduce its global headcount and lower operating costs in response to weak current year market conditions and lower current year sales. Total charges recognized in the nine months ended September 30, 2015 were $2.1 million, primarily representing severance benefits.

Facility closure and restructuring charges in the nine months ended September 30, 2014 totaled $2.3 million, reflecting $0.9 million related to the consolidation of manufacturing facilities in Portland, Oregon and $1.4 million for the consolidation and closure of a small blade manufacturing facility in Queretaro, Mexico. These facility closure and restructuring charges included severance benefits, impairment charges on machinery and equipment, moving costs to relocate inventory and machinery and equipment to other Blount locations, and lease exit costs. There were no such costs recorded in the nine months ended September 30, 2015, related to these facility closure and restructuring activities.

In the nine months ended September 30, 2015, the Company recognized non-cash impairment charges totaling $63.3 million on goodwill and other indefinite-lived intangible assets utilized within the FRAG segment. Specifically, the Company recognized an impairment charge totaling $11.6 million on certain trade name and trademark intangible assets and an impairment charge totaling $51.7 million on goodwill. See additional discussion under the quarterly results of operations section above and also in Note 5 to the Unaudited Consolidated Financial Statements.

In the first nine months of 2015, the Company incurred an operating loss of $22.4 million, compared to operating income of $66.7 million in the first nine months of 2014. The operating margin was a negative 3.6% of sales in the first nine months of 2015 compared to a positive 9.4% of sales in the first nine months of 2014. The decrease in operating results and operating margin in 2015 reflects lower gross profit and increased impairment charges on acquired intangible assets, partially offset by lower SG&A expenses.

Interest expense, net of interest income, was $11.5 million in the first nine months of 2015 compared to $13.1 million in the first nine months of 2014. The reduction in net interest expense is primarily due to lower interest rates applicable to our New Credit Facility.

Other income (expense), net in the first nine months of 2015 was income of $1.6 million compared to income of $3.3 million in the first nine months of 2014. The decrease in other income (expense), net during the nine months ended September 30, 2015, was due to costs totaling $2.0 million recognized in conjunction with the execution of our new senior credit facility, partially offset by gains due to movement in foreign currency exchange rates and the impact on non-operating assets held at foreign locations, as well as a gain on life insurance proceeds.

Net Income (Loss)

Net loss in the first nine months of 2015 was $28.2 million, or $0.58 per diluted share, compared to net income of $39.0 million, or $0.78 per diluted share, in the first nine months of 2014.

Income Taxes

The following table summarizes our income tax provision and effective tax rate in 2015 and 2014:

Effective Tax Rate	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Income (loss) before income taxes	$8,762	$22,423	$(32,267)	$56,855
Provision (benefit) for income taxes	(3,504)	6,295	(4,033)	17,852
Effective tax rate	(40.0)%	28.1%	12.5%	31.4%

The effective tax rate for the three and nine months ended September 30, 2015 is lower than the comparable prior year periods primarily due to net income tax benefits of foreign tax credits, tax effects of goodwill impairment charges, and release of uncertain tax positions. Further, the level and mix of earnings and losses by tax jurisdiction affect the relative impact of discrete tax adjustments and beneficial permanent differences. The benefit for foreign tax credits reflects the refunds the Company expects to receive for amending certain prior year tax returns to claim foreign tax credits instead of deducting the applicable foreign taxes as originally filed.

See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of the effective tax rates in the reported periods.

Segment Results

See description of the Company's reporting segments in Note 14 to the Unaudited Consolidated Financial Statements. The following table presents selected financial data by segment for the periods indicated:

Segment Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Sales:
FLAG	$129,696	$159,110	$418,432	$484,436
FRAG	71,115	78,641	184,571	205,871
Corporate and other	8,360	7,473	24,873	22,300
Total sales	$209,171	$245,224	$627,876	$712,607
Contribution to operating income (loss):
FLAG	$17,787	$26,521	$54,929	$78,432
FRAG	2,145	2,236	(61,700)	3,944
Corporate and other	(5,790)	(5,222)	(15,588)	(15,701)
Total operating income (loss)	$14,142	$23,535	$(22,359)	$66,675
Impairment of acquired intangible assets:
FLAG	$—	$—	$—	$—
FRAG	1,325	1,419	63,299	1,419
Corporate and other	—	—	—	—
Total impairment of acquired intangible assets	$1,325	$1,419	$63,299	$1,419
Depreciation and amortization:
FLAG	$6,573	$7,274	$19,718	$20,295
FRAG	3,507	3,959	10,799	11,820
Corporate and other	648	727	2,216	2,340
Total depreciation and amortization	$10,728	$11,960	$32,733	$34,455

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income (loss) for the FLAG segment between the comparable periods of 2015 and 2014:

FLAG Segment Results	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)	Sales	Contribution to Operating Income (Loss)
2014 reporting period	$159,110	$26,521	$484,436	$78,432
Unit sales volume	(19,486)	(6,980)	(32,392)	(11,704)
Average selling price and mix	524	524	(2,824)	(2,824)
Average steel cost	—	1,163	—	1,449
Other product costs and mix	—	(5,407)	—	(13,351)
SG&A	—	1,698	—	2,997
Acquisition accounting effects	—	189	—	413
Foreign currency translation	(10,452)	79	(30,788)	(483)
2015 reporting period	$129,696	$17,787	$418,432	$54,929

Sales in the FLAG segment decreased by $29.4 million, or 18.5%, from the third quarter of 2014 to the third quarter of 2015, due to lower unit sales volume of $19.5 million and unfavorable foreign currency exchange rate effects of $10.5 million. Partially offsetting these negative factors in the quarter were higher average selling prices of $0.5 million implemented in select end markets. In the first nine months of 2015, sales decreased by $66.0 million, or 13.6%, due to lower unit sales volume of

$32.4 million, lower average selling price and mix of $2.8 million, and unfavorable foreign currency exchange rate effects of $30.8 million. Net lower average selling prices on a year-to-date basis reflect actions taken in certain markets where the Company lowered selling prices to ease the impact of a stronger U.S. Dollar on those customers located outside of the U.S. that pay in U.S. Dollars. These price reductions were partially offset by price increases implemented in select end markets. The unfavorable effect of foreign currency exchange rates was primarily due to the relatively stronger U.S. Dollar in relation to the Brazilian Real, Canadian Dollar, Euro, Russian Ruble, and Japanese Yen.

Sales of forestry products were down 19.4% in the quarter and 14.9% year-to-date, while sales of lawn and garden products were down 13.7% in the quarter and 8.0% year-to-date. FLAG sales to the replacement market were down 20.2% in the quarter and 15.4% year-to-date, while sales to OEMs were down 14.8% in the quarter and 9.1% year-to-date. FLAG sales decreased by 4.5% in North America in the quarter and 3.5% year-to-date. In Europe and Russia, FLAG sales decreased by 21.2% in the quarter and 18.4% year-to-date, reflecting soft market and economic conditions and the adverse effects of translating foreign currency denominated sales transactions into a stronger U.S. Dollar. In the Asia Pacific Region, FLAG sales decreased by 24.2% in the quarter and 18.0% year-to-date, reflecting soft market demand and the adverse effects of translating foreign currency denominated sales transactions into a stronger U.S. Dollar. FLAG sales decreased by 30.7% in South America in the quarter and 18.9% year-to-date, reflecting adverse effects of movement in foreign currency exchange rates, as well as generally soft market and economic conditions. We also believe that the stronger U.S. Dollar, which makes our products relatively higher priced to our international customers that are invoiced in U.S. Dollars, has contributed to the unit sales volume decrease in 2015.

Sales order backlog for the FLAG segment at September 30, 2015 was $99.6 million compared to $140.1 million at December 31, 2014 and $135.7 million at September 30, 2014. The decrease in backlog in the FLAG segment during 2015 reflects soft market conditions, reduced order intake, and the unfavorable effects of foreign currency fluctuations on the translation of orders denominated in foreign currencies.

The contribution to operating income from the FLAG segment decreased by $8.7 million, or 32.9%, from the third quarter of 2014 to the third quarter of 2015. In the quarter, lower unit sales volume and increased product cost and mix contributed to the reduced operating results. Partially offsetting these negative factors in the quarter were lower SG&A expense, lower average steel costs, and higher net average selling prices. The increase in product cost and mix was primarily due to lower production volumes and reduced manufacturing efficiency. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Manufacturing capacity utilization in the FLAG segment is estimated at 77.7% in the three months ended September 30, 2015 compared to 87.8% in the three months ended September 30, 2014. FLAG segment SG&A expense, exclusive of the favorable effects from foreign currency translation, was lower in the quarter due primarily to reduced variable incentive compensation accruals and expenses for travel, training, and recruitment, partially offset by increased marketing services. The unfavorable impact of foreign currency translation on sales was offset by the favorable effect on translation of our foreign-based cost of goods sold and SG&A expenses.

The contribution to operating income from the FLAG segment decreased by $23.5 million, or 30.0% from the first nine months of 2014 to the first nine months of 2015. Lower unit sales volume, lower net average selling prices and mix, and increased product cost and mix all contributed to the reduced operating results. Partially offsetting these negative factors in the year-to-date period were lower average steel costs, lower SG&A expense, and reduced acquisition accounting effects. The increase in product cost and mix was primarily due to lower production volumes and reduced manufacturing efficiency. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Manufacturing capacity utilization in the FLAG segment is estimated at 83.2% during the first nine months of 2015 compared to 88.8% during the first nine months of 2014. FLAG segment SG&A expense, exclusive of the favorable effects from foreign currency translation, was lower in the nine month period primarily due to reduced variable incentive compensation accruals and advertising expense, partially offset by increased marketing expenses. The unfavorable impact of foreign currency translation on sales was partially offset by the favorable effect on translation of our foreign-based cost of goods sold and SG&A expenses.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and contribution to operating income (loss) in the FRAG segment between the comparable periods of 2015 and 2014:

FRAG Segment Results	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)	Sales	Contribution to Operating Income (Loss)
2014 reporting period	$78,641	$2,236	$205,871	$3,944
Unit sales volume	(7,729)	(1,720)	(21,944)	(4,866)
Average selling price and mix	508	508	2,142	2,142
Average steel cost	—	355	—	466
Other product costs and mix	—	(573)	—	(3,522)
SG&A	—	835	—	1,001
Acquisition accounting effects	—	326	—	884
Impairment of acquired intangible assets	—	94	—	(61,880)
Foreign currency translation	(305)	84	(1,498)	131
2015 reporting period	$71,115	$2,145	$184,571	$(61,700)

Sales in the FRAG segment decreased by $7.5 million, or 9.6%, from the third quarter of 2014 to the third quarter of 2015. On a year-to-date basis, FRAG segment sales decreased by $21.3 million, or 10.3%. Lower unit sales volume drove the decreases in both periods. In addition, unfavorable foreign currency exchange rate effects further reduced reported sales in both periods. Partially offsetting these negative factors were higher net average selling price and mix. Higher average selling prices are primarily attributable to our tractor attachment product lines as a result of normal annual price increases implemented early in 2015.

Sales of tractor attachments were flat in the quarter but down slightly on a year-to-date basis, due to generally weak market conditions for agricultural machinery in North America. Sales of log splitters were down in both periods compared to strong log splitter sales achieved in 2014, when log splitter sales were up 30.8% in the first nine months of 2014 compared to the first nine months of 2013. FRAG sales in North America were down 9.5% in the quarter and 10.0% year-to-date, due to weak agricultural machinery market conditions. FRAG sales in Europe, consisting primarily of agricultural cutting parts, were down 20.0% during the quarter and by 28.8% year-to-date due to weak market conditions for agricultural machinery and the unfavorable foreign currency exchange rate effects from the stronger U.S. Dollar in comparison to the Euro.

Sales order backlog for the FRAG segment at September 30, 2015 was $22.0 million compared to $28.8 million at December 31, 2014 and $32.0 million at September 30, 2014. The decrease in backlog reflects soft market conditions, reduced order intake, and normal seasonal effects on order positions in the FRAG segment.

The contribution to operating income (loss) from the FRAG segment decreased by $0.1 million, or 4.1% from the third quarter of 2014 to the third quarter of 2015. On a year-to-date basis, the FRAG segment reported a loss of $61.7 million in the first nine months of 2015 compared to income of $3.9 million in the first nine months of 2014. The loss in the first nine months of 2015 was driven primarily by impairment charges totaling $63.3 million recognized on acquired intangible assets. See further discussion of these impairment charges in the section above on consolidated results of operations, and in Note 5 to the Unaudited Consolidated Financial Statements. Also contributing to the lower operating results in the 2015 periods were lower unit sales volume and higher product costs and mix. Partially offsetting these negative factors were higher net average selling price and mix, lower average steel prices, lower SG&A, and reduced acquisition accounting effects. Higher product costs and mix were primarily driven by lower overhead absorption from reduced production levels, unfavorable shifts in product mix, and higher medical plan costs.

Corporate and Other. Sales of CCF products increased by $0.9 million, or 11.9%, in the third quarter of 2015 and by $2.6 million, or 11.5%, in the first nine months of 2015, compared to the corresponding periods of 2014. North American sales of CCF products increased during the three and nine months ended September 30, 2015, as compared to 2014. CCF product sales were flat in Europe during the three months ended September 30, 2015 and decreased slightly on a year-to-date basis, as compared to 2014, due to unfavorable effects of foreign currency translation. The net operating loss from the Corporate and Other category increased by $0.6 million in the quarter, primarily due to restructuring costs recognized during the three months ended September 30, 2015, which were partially offset by lower SG&A and increased CCF unit sales volume, as compared to the third quarter of 2014. On a year-to-date basis, the net operating loss from the Corporate and Other category decreased by $0.1 million, driven by increased CCF unit sales volume, improved CCF product cost and mix, and a slight decrease in facility closure and restructuring costs recognized in 2015, as compared to 2014. Partially offsetting these positive year-to-date impacts were higher SG&A expenses and the unfavorable effects of fluctuations in foreign currency exchange rates on sales of CCF products. Increased SG&A expenses in the nine months ended September 30, 2015 are primarily attributable to increased defined benefit pension plan and retiree medical plan costs in the U.S. and increased audit costs.

Financial Condition, Liquidity, and Capital Resources

Debt consisted of the following:

Debt	September 30,	December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$93,000	$135,500
Term loans	296,250	245,453
Capital lease obligations	2,872	3,250
Total debt	392,122	384,203
Less current maturities	(15,488)	(15,131)
Long-term debt, net of current maturities	$376,634	$369,072
Weighted average interest rate at end of period	2.22%	2.70%

Senior Credit Facilities. As of December 31, 2014, the Company's Old Credit Facility consisted of a revolving credit facility and a term loan. On May 5, 2015, the Company entered into the New Credit Facility and, upon closing, the Company repaid all amounts outstanding and terminated the Old Credit Facility. The Company paid fees and expenses totaling $5.2 million on the issuance of the New Credit Facility, of which $4.1 million was recorded as deferred financing costs on the Consolidated Balance Sheet and $1.1 million was expensed. The Company also recognized $0.9 million in expense of previously deferred and unamortized financing costs in conjunction with closing on the New Credit Facility.

Current Terms of Senior Credit Facilities. As of September 30, 2015, the New Credit Facility consisted of a $300.0 million revolving credit facility and a $296.3 million term loan. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200.0 million. The revolving credit facility provides for total available borrowings of up to $300.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of September 30, 2015, the Company had the ability to borrow an additional $113.0 million under the terms of the revolving credit agreement. Interest is due periodically and interest rates are variable based on a margin added to the LIBOR Rate, or a Base Rate, as defined in the related agreement. The margin added to these reference rates is variable depending on the Company's Consolidated Leverage Ratio, as defined in the related agreement, calculated on a twelve month trailing basis. Additional margin is added to the LIBOR or Base Rate as outlined in the table below.

Consolidated Leverage Ratio
Less than 1.25	Between 1.25 and 2.00	Between 2.00 and 2.75	Between 2.75 and 3.50	3.50 or above
LIBOR + 1.25%	LIBOR + 1.50%	LIBOR + 1.75%	LIBOR + 2.00%	LIBOR + 2.25%
Base Rate + 0.25%	Base Rate + 0.50%	Base Rate + 0.75%	Base Rate + 1.00%	Base Rate + 1.25%

As of September 30, 2015, the Company's consolidated leverage ratio was 3.30. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and quarterly on Base Rate borrowings. Any outstanding principal under the revolving credit facility is due in its entirety on the maturity date of May 5, 2020.

Under the New Credit Facility, the term loan bears interest under the same terms as the revolving credit facility and also matures on May 5, 2020. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility cannot be re-borrowed.

Our interest expense may vary in the future because the revolving and term loan interest rates are variable. To partially mitigate our inherent exposure to interest rate risk, we entered into a series of interest rate swap agreements that fix the interest rate the

Company will pay at between 3.65% and 3.70% on $100.0 million of the term loan principal. The interest rate swap agreements mature in August 2016. The weighted average interest rate at September 30, 2015, including the effect of the interest rate swaps, was 2.59%.

The New Credit Facility contains financial covenants, including, as of September 30, 2015:

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

The status of financial covenants was as follows:

	September 30, 2015
Financial Covenants	Requirement	Actual
Minimum consolidated fixed charge coverage ratio	1.25	2.10
Maximum leverage ratio	4.25	3.30

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, liens, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was not out of compliance with any covenants as of September 30, 2015, under the New Credit Facility. Non-compliance with these covenants is an event of default under the terms of the New Credit Facility, and could result in severe limitations to our overall liquidity, and the lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.

Amounts borrowed under the New Credit Facility may be prepaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of new debt, or various other items. No additional mandatory payments were required in the nine months ended September 30, 2015 or September 30, 2014 under these credit agreement requirements. The New Credit Facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

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

Cash and cash equivalents at September 30, 2015 were $25.1 million, compared to $27.3 million at December 31, 2014. As of September 30, 2015, $25.1 million of our cash and cash equivalents was held in accounts at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law would most likely result in the payment of significant taxes. It is the intention of management for this cash to remain at or be used by our foreign locations indefinitely. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital requirements, additions to PP&E at foreign locations, and potential additional foreign acquisitions.

Cash flows from operating activities are summarized as follows:

Cash Flows from Operating Activities	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
Net income (loss)	$(28,234)	$39,003
Non-cash items	102,673	41,654
Net income plus non-cash charges	74,439	80,657
Changes in assets and liabilities, net	(27,093)	(2,128)
Net cash provided by operating activities	$47,346	$78,529

Non-cash items in the preceding table consist of depreciation; amortization; stock-based compensation expense; debt modification charge; asset impairment charges; deferred income taxes; and other non-cash items.

During the first nine months of 2015, operating activities generated $47.3 million of cash compared to $78.5 million generated in the first nine months of 2014. The decrease in cash provided by operations is primarily due to lower profitability in the 2015 period compared to the 2014 period and net changes in assets and liabilities. Net income plus non-cash items totaled $74.4 million in the nine months ended September 30, 2015 compared to $80.7 million in the nine months ended September 30, 2014. Non-cash items in the 2015 period were higher than in the 2014 period primarily due to the recognition of impairment charges of $63.3 million on goodwill and indefinite-lived intangible assets used in the FRAG segment. These increases in non-cash items were partially offset by lower amortization expense of $1.6 million in the 2015 period, as compared to 2014, due to the accelerated nature of amortization of acquired intangible assets. The net change in working capital components and other assets and liabilities during the 2015 period used $27.1 million in cash, compared to $2.1 million of cash used in the first nine months of 2014.

Accounts receivable decreased by $10.5 million during the first nine months of 2015, primarily due to lower sales levels in the months immediately preceding September 30, 2015, compared to the months immediately preceding December 31, 2014. Sales were $209.2 million in the third quarter of 2015 and $232.2 million in the fourth quarter of 2014, and sales in the last two months of the third quarter of 2015 were $6.9 million lower than sales in the last two months of 2014. In addition, the impact of seasonal shipping and collection patterns in our FRAG segment, reflecting industry practice in the agricultural machinery market, further reduced accounts receivable. Specifically, accounts receivable in our FRAG segment decreased $6.7 million during the first nine months of 2015.

Inventories increased by $22.8 million during the first nine months of 2015, reflecting production and purchasing levels based on the Company's earlier expectations for 2015, compared to lower actual unit sales volume realized in the period. Other assets increased by $6.8 million during the first nine months of 2015, reflecting the recognition of an income tax receivable for foreign tax credit benefits recognized.

Accrued expenses decreased by $12.3 million in the first nine months of 2015, reflecting payment of 2014 year end accruals for incentive compensation programs and the U.S. defined contribution retirement plan, partially offset by amounts accrued during the first nine months of 2015.

Cash payments during the first nine months of 2015 also included $11.5 million for income taxes and $10.9 million for interest. The net effect of foreign currency exchange rate changes on balance sheet accounts was a reduction in net cash flows of $1.4 million.

During the first nine months of 2014, operating activities provided $78.5 million of cash. Net income plus non-cash items totaled $80.7 million during this period. The non-cash items reflect a $1.5 million reduction in depreciation and amortization expense primarily due to the consolidation of our manufacturing facilities in Portland and the accelerated nature of amortization of acquired intangible assets. In addition, asset impairment charges of $2.6 million were recognized in the first nine months of 2014 related to facility closure and restructuring activities and an impairment of acquired intangible assets. The net change in working capital components and other assets and liabilities during the 2014 period used $2.1 million in cash.

Accounts receivable increased by $12.4 million, primarily due to increased sales levels in the months immediately preceding September 30, 2014, as compared to the months immediately preceding December 31, 2014. Sales were $245.2 million in the third quarter of 2014 and $216.9 million in the fourth quarter of 2013. Sales in the months of August and September 2014 were $27.1 million higher than sales in the months of November and December 2013. Partially offsetting the impact from higher sales in the periods immediately preceding the balance sheet dates is the impact of seasonal shipping and collection patterns in our FRAG segment, reflecting industry practice in the agricultural machinery market. Inventories increased by $5.0 million, during the first nine months of 2014, primarily reflecting increased production levels.

Accounts payable increased by $7.9 million, during the first nine months of 2014, reflecting increased levels of purchases of raw materials and products for resale, as well as increased SG&A expenses, compared with the fourth quarter of 2013. Accrued expenses increased by $10.9 million in the first nine months of 2014, reflecting higher accrual levels for variable compensation plans, higher payroll and interest accruals due to timing of payments, and higher accruals for marketing programs. Other liabilities decreased by $5.2 million during the nine months ended September 30, 2014, reflecting contributions to various post-employment benefit plans and an adjustment to the fair value of certain derivative instruments.

Cash payments during the first nine months of 2014 also included $11.1 million for interest and $16.6 million for income taxes. The net effect of foreign currency exchange rate changes on balance sheet accounts was a reduction in net cash flows of $3.1 million.

Certain of our post-employment benefit plans are funded on a pay-as-you-go basis. Other plans are funded via contributions to trusts which invest the funds. As of December 31, 2014, our total unfunded post-employment benefit obligation was $82.1 million, of which $46.1 million pertained to our defined benefit pension plans. The measurement of the unfunded obligation of post-employment benefit plans, and the related funding requirements, can vary widely. Funding requirements are affected by many factors, including interest rates used to compute the discounted future benefit obligations; actual returns on plan assets in the funded plans; actuarial gains and losses based on experience and changes in actuarial calculations, methods, and assumptions; changes in regulatory requirements; plan amendments; and the amount contributed to the plans in any given period. Our future cash flows could be significantly affected by funding requirements for these plans. We expect to contribute or pay out total cash of approximately $15.7 million during 2015 for our various post-employment benefit plans.

Effective August 18, 2015, the Company amended its U.S. defined benefit pension plan to offer certain plan participants the option to elect a one-time lump-sum distribution. Under the amendment, plan participants who elect this option will receive a lump-sum payment in the fourth quarter of 2015 equal to the present value of their accumulated pension benefit. In the fourth quarter of 2015, the Company will recognize a reduction in benefit obligations and plan assets along with the recognition of a non-cash settlement charge, which will reduce amounts recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet. The Company estimates the fourth quarter pre-tax charge for partial settlement will be between $7.0 million and $10.0 million. The net unrecognized loss, net of tax effects, of the U.S. defined benefit pension plan was $42.7 million as of September 30, 2015. This amount is included in accumulated other comprehensive loss on the Consolidated Balance Sheet.

On June 23, 2015, the Company amended its Canadian defined benefit pension plan to provide for the termination and wind-up of the plan. As part of the amendment, current participants will no longer accrue benefits under the plan, effective September 30, 2015, but will be entitled to benefits under a new defined contribution plan. This plan amendment resulted in a pre-tax curtailment gain of $11.8 million, which reduced the Company's net pension benefit obligation and accumulated other comprehensive loss as of June 30, 2015. The curtailment gain also resulted in a $3.4 million reduction in non-current deferred tax assets, with the offset to accumulated other comprehensive loss, as of June 30, 2015. The wind-up period is expected to take up to 24 months to complete, at which time the plan will be terminated and the accumulated benefits will be paid out either in lump sum distributions, or with the purchase of annuity contracts. The plan participants are expected to make an election for lump sum or annuity settlement during the second half of 2016. The Company expects to incur an additional charge upon the termination and settlement of this plan, but is not able to estimate the amount at this time. The Canadian defined benefit pension plan has an accumulated loss, net of tax, in accumulated other comprehensive income on the Consolidated Balance Sheet of $23.2 million as of September 30, 2015.

Cash flows from investing activities are summarized as follows:

Cash Flows from Investing Activities	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
Purchases of property, plant, and equipment	$(30,326)	$(26,786)
Proceeds from sales of assets	392	122
Acquisition, net of cash acquired	—	(2,742)
Collection of escrow proceeds from prior sale of discontinued operations	—	100
Net cash used in investing activities	$(29,934)	$(29,306)

Generally, about one-third of our capital spending represents replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity and productivity improvements. During 2015, we expect to invest a total of between $35 million and $38 million in capital expenditures, compared to $37.3 million for the full year in 2014. In January of 2014, we acquired Pentruder, a distributor of specialty concrete cutting saws based in Chandler, Arizona. In addition, we collected $0.1 million held in escrow from the 2007 sale of our Forestry Division during the nine months ended September 30, 2014.

Cash flows from financing activities are summarized as follows:

Cash Flows from Financing Activities	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
Net repayment under revolving credit facilities	$(42,500)	$(45,000)
Repayment of term loan principal and capital lease obligations	(249,556)	(11,287)
Proceeds from issuance of new term debt	300,000	—
Repurchase of common stock	(20,567)	(1,269)
Debt issuance costs	(5,169)	—
Stock-based compensation activity	(390)	(314)
Net cash used in financing activities	$(18,182)	$(57,870)

On May 5, 2015, the Company entered into the New Credit Facility and repaid all amounts outstanding and terminated the Old Credit Facility. In conjunction with this transaction, the Company received $300.0 million from issuance of a new term loan, and borrowed $203.4 million under the new revolving credit facility. The Company repaid outstanding principal of $261.0 million under the previous revolving credit facility and $238.1 million of outstanding principal under the previous term loan. The Company also paid $5.2 million in debt issuance costs upon execution of the New Credit Facility. During the nine months ended September 30, 2015, the Company expended $20.6 million acquiring 1,443,667 shares of our common stock under our share repurchase program. The Company is authorized to spend up to $75.0 million in total through December 31, 2016 under the stock repurchase program.

Cash used in financing activities in the first nine months of 2014 consisted primarily of voluntary net repayments of principal under the previous revolving credit facility of $45.0 million, scheduled repayments of principal under the previous term loan and current capital leases obligations totaling $11.3 million, and stock repurchased under the Company's stock repurchase program. See Note 12 for more information about the Company's current share repurchase program and Note 6 for information about the Company's New Credit Facility entered into in May 2015.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements.

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

See also Note 16 to the Unaudited Consolidated Financial Statements for further discussion of derivative financial instruments. See also, the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, for the fiscal year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain Disclosure Controls and Procedures (“DCP”) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s DCP (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2014 and September 30, 2015 because of the material weaknesses in our internal control over financial reporting ("ICFR") described below.

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

Management of the Company has assessed the effectiveness of our ICFR as of December 31, 2014 and September 30, 2015 using the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management identified material weaknesses in ICFR as of December 31, 2014 and September 30, 2015 as further described below.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constitute material weaknesses in our ICFR as of December 31, 2014 and September 30, 2015:

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

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute two material weaknesses. As a result, we have concluded that we did not maintain effective ICFR as of December 31, 2014 and September 30, 2015, based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

The Company is in the process of remediating the identified deficiencies in ICFR but is unable at this time to estimate when the remediation effort will be completed.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s ICFR during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR. In May 2015, we implemented SAP at our TISCO business unit. Implementation of SAP at this business unit is expected to provide an opportunity to standardize and improve financial and transactional processes and to strengthen ICFR at this location by improving information technology general controls and segregation of duties. During the fiscal quarter ended September 30, 2015, we implemented software designed to assist us with the evaluation and elimination of segregation of duties conflicts within SAP. These improvements to ICFR will require testing for operating effectiveness before the Company can reach conclusions regarding the remediation of the related material weaknesses described above.

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
Dated: November 9, 2015