Form 10-K
period 2015-12-31
BLOUNT INTERNATIONAL INC
filed 2016-03-15
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes  ☒ No
At June 30, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price $10.92 as reported by the New York Stock Exchange, was $363,191,086 (affiliates being, for these purposes only, directors, executive officers, and holders of more than 10% of the registrant’s Common Stock).
The number of shares outstanding of $0.01 par value common stock as of March 4, 2016 was 48,250,363 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS

Overview. Blount International, Inc. (“Blount” or the “Company”) is a global industrial company. The Company designs, manufactures, and markets equipment, replacement and component parts, and accessories for professionals and consumers in select end-markets under our proprietary brand names. We also manufacture and market such items to original equipment manufacturers (“OEMs”) under private label brand names. We specialize in manufacturing cutting parts and equipment used in forestry, lawn, and garden; farming, ranching, and agricultural; and construction applications. We also purchase products manufactured by other suppliers that are aligned with the markets we serve and market them, typically under one of our brands, through our global sales and distribution network. Our products are sold in more than 110 countries and approximately 51% of our 2015 sales were shipped to customers outside of the United States of America (“U.S.”). Our Company is headquartered in Portland, Oregon, and we have manufacturing operations in the U.S., Brazil, Canada, China, and France. In addition, we operate marketing, sales, and distribution centers in Europe, North America, South America, and the Asia-Pacific region.

We operate in two primary business segments: the Forestry, Lawn, and Garden (“FLAG”) segment and the Farm, Ranch, and Agriculture (“FRAG”) segment. The FLAG segment manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and other cutting blades for outdoor power equipment. In addition, the FLAG segment manufactures cutting chain, guide bars, drive sprockets, and lawnmower and other cutting blades that are marketed to OEM customers. The FLAG segment also purchases replacement parts and accessories from other manufacturers and markets them, primarily under our brands, to our FLAG customers through our global sales and distribution network.

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

The Company also operates a concrete cutting and finishing ("CCF") equipment business that is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain, assembles and markets concrete cutting chain saws, and purchases other concrete cutting products that are marketed to the construction and water utility industries.

Forestry, Lawn, and Garden Segment

Forestry Products. These products are sold primarily under the Oregon®, Carlton®, and KOX™ brands, as well as under private label brands for certain OEM customers. Manufactured product lines include a broad range of cutting chain, chain saw guide bars, and cutting chain drive sprockets used on portable gasoline and electric chain saws and on mechanical timber harvesting equipment. We also purchase and market replacement parts and other accessories for the forestry market, including chain saw engine replacement parts, safety equipment and clothing, lubricants, maintenance tools, hand tools, and other accessories used in forestry applications. We also market a line of electric and cordless electric chain saws under the Oregon® brand.

Lawn and Garden Products. These products are sold under the Oregon® brand name, as well as private labels for certain OEM and retail customers. Manufactured product lines include lawnmower and edger cutting blades designed to fit a wide variety of machines and cutting conditions, cutting blades for grass-cutting equipment, and garden tiller tines. We also purchase and market various cutting attachments, replacement parts, and accessories for the lawn and garden market, such as cutting line for line trimmers, air filters, spark plugs, lubricants, wheels, belts, grass bags, maintenance tools, hand tools, and accessories to service the lawn and garden equipment industry. We also market a line of cordless electric tools including a string trimmer, hedge trimmer, and pole saw under the Oregon® brand name.

Our FLAG products are sold both under our own proprietary brands and under private label brands to OEM customers for use on new chain saws and lawn and garden equipment, and to professionals and consumers as replacement parts through distributors, dealers, and mass merchants. During 2015, approximately 75% of FLAG segment sales were to the replacement market, with the remainder sold to OEMs.

Industry Overview. Our competitors for FLAG products include Ariens, Briggs & Stratton, Fisher Barton, Husqvarna, Jaekel, John Deere, MTD, Northern Tool, OEM Products, Rotary, Stens, Stihl, and TriLink, among others. We work with our OEM customers to improve the design and specifications of cutting chain, guide bars, and lawnmower blades used as original equipment on their products. We also supply products or components to some of our competitors. In addition, new and existing competitors in recent years have expanded capacity or contracted with suppliers in China and other low-cost manufacturing locations, which has increased competition and pricing pressure, particularly for consumer-grade cutting chain and guide bars.

We believe we are the world’s largest producer of cutting chain for chain saws. Oregon®, Carlton®, and KOX branded cutting chain and related products are used by professional loggers, farmers, arborists, and homeowners. We believe we are a leading manufacturer of guide bars and drive sprockets for chain saws. Our OEM customers include the majority of the world’s chain saw manufacturers, and we also produce replacement cutting chain and guide bars to fit virtually every chain saw sold today, and virtually all saw chain timber harvesting equipment in use today. We believe we are a leading supplier of lawnmower blades in Europe. Additionally, our lawnmower blades are used by many of the world’s leading power equipment producers, and our Oregon® branded replacement blades and lawnmower-related parts and accessories are used by commercial landscape companies and homeowners.

Weather and natural disasters can influence our FLAG sales cycle. For example, severe weather patterns and events, such as hurricanes, tornadoes, and storms, generally result in greater chain saw use and, therefore, stronger sales of cutting chain and guide bars. Temperature patterns also drive the demand for firewood, which in turn drives the demand for our cutting chain and other forestry products. Changes in home heating costs can drive the demand for firewood, which in turn affects the demand for our forestry products. Seasonal rainfall plays a role in demand for our lawnmower blades and other lawn and garden equipment products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. Similarly, changes in housing starts can drive the demand for lumber, which also affects the demand for our forestry products. General economic conditions also drive demand in other markets for timber, including pulp and paper, packaging, lumber, and furniture.

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

Our profitability in the FLAG segment is also affected by changes in foreign currency exchange rates, changes in economic and political conditions in the various markets in which we operate, and changes in the regulatory environment in various jurisdictions. For additional information regarding the FLAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19 to the Consolidated Financial Statements.

Farm, Ranch, and Agriculture Segment

Equipment and Tractor Attachment Products. These products are sold under the AlitecTM, CF®, Gannon®, Oregon®, SpeeCo®, WainRoy®, and Woods® brand names, as well as under private label brands for certain of our OEM and retail customers. Product lines include attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, snow blowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments.

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

Weather can influence our FRAG sales cycle. For example, seasonal rainfall plays a role in demand for our agricultural and grounds maintenance products. Above-average rainfall drives greater demand for products in this category, while drought conditions tend to reduce demand for these products. Extreme cold weather can influence the agricultural planting and growing cycle, which in turn can affect demand for our agricultural products. Increases in home heating fuel costs and changes in temperature patterns can also drive the demand for firewood, which in turn drives the demand for our log splitters. Finally, demand for our FRAG products is affected by housing starts, crop prices, and disposable and farm income levels for our end customers.

Increases in raw material prices, particularly for steel, can negatively affect profit margins in our FRAG business, especially in the short-term. Fluctuations in foreign currency exchange rates and transportation costs can also affect our profitability as we source a significant amount of our components from Asia and ship them to the U.S. for assembly and distribution. Our industry is highly competitive, making pricing pressure a potential threat to sustaining profit margins. For additional information regarding the FRAG segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19 to the Consolidated Financial Statements.

Concrete Cutting and Finishing Products

We operate a business in the specialized concrete cutting and finishing market. These products are sold primarily under the ICS® and Pentruder(R) brands, as well as under private label brands for certain OEM customers. The principal product lines are proprietary diamond-segmented cutting chains, which are used on gasoline, hydraulic, and electric powered concrete and utility pipe cutting saws and equipment. We also market and distribute branded gasoline and hydraulic powered concrete and utility pipe cutting chain saws as well as high-performance concrete cutting systems to our customers, which include contractors, rental equipment companies, construction equipment dealers, and utilities, primarily in the U.S. and Europe. We also market circular saw blades and other concrete cutting and finishing products to our customers. The power heads for the gasoline powered saws are manufactured for us by third parties. Competition primarily comes from other manufacturers of concrete cutting saws, including Husqvarna and Stihl. We also supply diamond-segmented chain to certain of these competitors. We believe we are a market leader in diamond chain cutting products.

Corporate Operations

We maintain a centralized administrative staff at our headquarters in Portland, Oregon. This centralized administrative staff provides the executive leadership for the Company, as well as accounting, finance, human resources, information technology, and supply chain services, administration of various health and welfare plans, risk management and insurance services, supervision of the Company’s capital structure, and oversight of the regulatory, compliance, and legal functions. Operating expenses of this central administrative function are included in selling, general, and administrative expenses (“SG&A”) in the Consolidated Statements of Income (Loss). The cost of providing certain shared services is allocated to our business segments using various allocation drivers such as employee headcount, software licenses, purchase volume, shipping volume, sales revenue, square footage, and other factors.

Merger Agreement

On December 9, 2015, we entered into a definitive agreement (the "Merger Agreement") to be acquired by affiliates of American Securities LLC (“American Securities”) and P2 Capital Partners, LLC (“P2 Capital Partners”) in an all-cash transaction valued at approximately $855 million, including the assumption of debt. Under the terms of the Merger Agreement, upon the consummation of the transaction, Blount stockholders will receive $10.00 in cash, without interest, for each share of Blount common stock they hold.

The independent members of Blount’s Board of Directors (the "Board") unanimously approved the proposed transaction based upon the unanimous recommendation of a Special Committee, which was comprised of independent directors and advised by its own financial and legal advisers.

The consummation of the transaction, which is structured as a one-step merger with Blount continuing as the surviving corporation (the “Merger”) and a wholly owned subsidiary of ASP Blade Intermediate Holdings, Inc., an affiliate of American Securities ("Parent"), is expected to occur during the second quarter of fiscal year 2016, and remains subject to receipt of certain required regulatory approvals, the approval of the holders of a majority of the outstanding shares of Blount common stock, and the satisfaction or waiver of other customary closing conditions. The meeting at which Blount stockholders will vote on the adoption of the Merger Agreement is currently scheduled to take place on April 7, 2016. We cannot assure you that the proposed Merger will be completed, nor can we predict the exact timing of the completion of the proposed Merger, because it is subject to the satisfaction of various conditions, many of which are outside our control. If the proposed Merger is consummated, Blount common stock will cease to be traded on the New York Stock Exchange and we will no longer be a publicly-traded company.

The Merger Agreement provides that we are required to pay a termination fee to Parent if (i) the Merger Agreement is terminated so that we can enter into an agreement with respect to a “superior proposal” (as defined in the Merger Agreement), (ii) the Merger Agreement is terminated by Parent due to a change of recommendation with respect to the Merger Agreement by the Board or the Special Committee or (iii) each of the following three events occurs:

•
prior to the adoption of the Merger Agreement by our stockholders, the Merger Agreement is terminated by us or Parent because the Merger has not been consummated by the termination date (June 4, 2016) or because our stockholders have not adopted the Merger Agreement;

•
any person has made (and has not subsequently withdrawn prior to the event giving rise to such termination) a proposal to acquire more than 75% of our common stock or assets after the date of the Merger Agreement but prior to such termination; and

•
within 12 months after such termination, we enter into a definitive agreement with respect to such acquisition proposal, or a transaction contemplated by such acquisition proposal is otherwise consummated within 12 months of such termination.

The termination fee payable (a) would have been in an amount equal to approximately $7.3 million if such fee had been payable in connection with the termination of the Merger Agreement due to (I) our entry into an agreement with respect to, or (II) a change of the Board’s or Special Committee’s recommendation as a result of, an acquisition proposal first received from an “excluded party” (as defined in the Merger Agreement) on or before March 9, 2016, and (b) is in an amount equal to approximately $14.7 million if payable in accordance with the terms of the Merger Agreement other than under the circumstances described in (a) above. As described further in the definitive proxy statement relating to the Merger, which we filed with the SEC on March 9, 2016, there were no “excluded parties” under the Merger Agreement because we did not receive any acquisition proposals during the “go-shop” period provided for by the Merger Agreement. Accordingly, if a termination fee becomes payable by us in accordance with the terms of the Merger Agreement, it will be in an amount equal to approximately $14.7 million.

The Merger Agreement also provides that Parent will be required to pay us a reverse termination fee of $39.1 million (which obligation has been guaranteed by affiliates of each of American Securities and P2 Capital Partners) if the Merger Agreement is terminated by us because of Parent's uncured breach of the Merger Agreement or because Parent has not closed the Merger within two business days of the date the closing of the Merger should have occurred under the Merger Agreement despite our standing ready, willing and able to consummate the Merger during such two business day period.

We have entered into an agreement with P2 Capital Partners and certain of its affiliates, which collectively own approximately 14.99% of our outstanding shares, whereby P2 Capital Partners and such affiliates have agreed to vote their shares in accordance with the recommendation of the Board with respect to the proposed Merger. If we take action with respect to a “superior proposal” (as defined in the Merger Agreement), P2 Capital Partners and its affiliates have agreed to vote all of their shares in favor of an all-cash superior proposal and to vote their shares for or against other superior proposals in the same proportion as our stockholders (other than American Securities, P2 Capital Partners, members of our management or Board, or any of their respective affiliates).

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

Capacity Utilization

Based on a five-day, three-shift work week, average capacity utilization is estimated as follows:

Capacity Utilization	Year Ended December 31,
	2015	2014	2013
Forestry, lawn, and garden	79%	86%	74%
Farm, ranch, and agriculture	33%	41%	34%
Concrete cutting and finishing	71%	75%	69%

The Company expects to meet future sales demand growth by utilizing excess capacity at existing facilities. Future expansion of capacity will be made through both productivity enhancements and capital investment at existing facilities as well as potential capital investment in additional FLAG locations. We have undertaken recent facility consolidation actions to streamline operations and reduce costs. During 2013 we closed a FLAG manufacturing facility near Portland, OR and consolidated the manufacturing operations into our other facilities. During 2014 we closed a small lawnmower blade manufacturing facility in Mexico and consolidated the manufacturing operations in our Kansas City, MO location. In the third quarter of 2015, the Company took certain actions to reduce its global headcount and lower operating costs in response to weak market conditions and lower 2015 sales.

The FRAG segment facilities are normally operated on a five-day, one-shift basis, which was the case during 2013, 2014, and 2015.

Sales Order Backlog

Our sales order backlog was as follows:

Sales Order Backlog	As of December 31,
(Amounts in thousands)	2015	2014	2013
Forestry, lawn, and garden	$114,493	$140,063	$150,850
Farm, ranch, and agriculture	19,539	28,783	31,355
Concrete cutting and finishing	401	273	434
Total sales order backlog	$134,433	$169,119	$182,639

The total sales order backlog as of December 31, 2015 is expected to be completed and shipped within twelve months.

Employees

At December 31, 2015, we employed approximately 4,000 individuals. None of our U.S. employees belong to a labor union. The number of foreign employees who belong to labor unions is not significant. Certain of our foreign locations participate with worker councils which perform functions similar to a labor union. Certain other foreign locations participate with industry trade groups that negotiate certain policies and procedures for the general industry or with employer worker councils. We believe our relations with our employees are satisfactory, and we have not experienced any significant labor-related work stoppages in the last three years.

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

On an ongoing basis, we incur capital and operating costs to comply with environmental laws and regulations, as summarized in the following table.

Environmental Compliance Costs	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Expenses attributed to environmental compliance	$2,200	$2,000	$1,500
Capital expenditures attributed to environmental compliance	900	500	700
Total attributed to environmental compliance	$3,100	$2,500	$2,200

We expect to spend between $2.0 million and $3.0 million per year in capital and operating costs over the next three years for environmental compliance and anticipate continued spending at a similar level in subsequent years. The actual cost to comply with environmental laws and regulations may be greater than these estimated amounts.

In the manufacture of our products, we use certain chemicals and processes, including chrome and paints applied to some of our products, and oils used on metal-working machinery. Some of our current and former manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. For certain of our former facilities, we retained responsibility for past environmental matters under certain conditions and pursuant to the terms of the agreements by which we sold the properties to third party purchasers. In addition, from time to time third parties have asserted claims against us for environmental remediation at former sites despite the absence of a contractual obligation. We have identified soil and groundwater contamination from these historical activities at certain of our current and former facilities, which we are currently investigating, monitoring, and in some cases, remediating. We have recognized the estimated costs of remediation in the Consolidated Financial Statements for all known contaminations that require remediation by us. As of December 31, 2015, the total recorded liability for environmental remediation was $2.0 million. Management believes that costs incurred to investigate, monitor, and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows. We cannot be sure, however, that we have identified all existing contamination on our current and former properties, or that our estimated costs will be adequate to fully remediate the known contamination, or that our operations will not cause contamination in the future. As a result, we could incur material future costs to clean up environmental contamination.

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

In recent years, climate change has been discussed in various forums throughout the world. We do not believe that climate change has had a significant impact on our business operations or results to this point, but we cannot be sure of the potential effects to our business from any future changes in regulations or laws concerning climate change. Any new regulations limiting the amount of timber that could be harvested would most likely have a negative impact on our sales of forestry products. If climate change were to result in significant shifts in crops grown in agricultural regions, or prolonged significant changes in weather patterns, it could adversely affect our agricultural product business.

For additional information regarding certain environmental matters, see Note 15 to the Consolidated Financial Statements.

Financial Information about Industry Segments and Foreign and Domestic Operations

For financial information about industry segments and foreign and domestic operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19 to the Consolidated Financial Statements.

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

Research and Development Activities

See Note 1 to the Consolidated Financial Statements for information about our research and development activities.

Available Information

Our website address is www.blount.com. You may obtain electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and other U.S. Securities and Exchange Commission (“SEC”) filings by accessing the Investor Relations section of the Company’s website under the heading “SEC Filings”. These reports are available on our Investor Relations website as soon as reasonably practicable after we electronically file them with the SEC.

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

ITEM 1A. RISK FACTORS

Risks and Uncertainties Associated with the Proposed Merger—There are a number of risks and uncertainties associated with the proposed Merger.

On December 9, 2015, we entered into the Merger Agreement, which provides for the acquisition of Blount by affiliates of American Securities and P2 Capital Partners. The transaction is structured as a one-step merger with Blount as the surviving corporation. A number of risks and uncertainties are associated with the proposed Merger. For example, there can be no assurance that the conditions to the closing of the proposed Merger will be satisfied or, to the extent permitted, waived, including receipt of certain required regulatory approvals, the adoption of the Merger Agreement by Blount stockholders, the absence of any legal prohibitions, the accuracy of the representations and warranties of the parties under the Merger Agreement, compliance by the parties with their respective obligations under the Merger Agreement and the absence of a Company material adverse effect. Parent is also not required to consummate the proposed Merger until after the completion of a marketing period described in the Merger Agreement for the debt financing it is using to fund a portion of the merger consideration.

Other events may also occur, which could delay or result in the failure to consummate the proposed Merger, including litigation relating to the proposed Merger or the failure of Parent to obtain the necessary debt financing provided for by the commitment letters received in connection with the proposed Merger. If the proposed Merger is not consummated for any reason, Blount stockholders will not receive the consideration that Parent has agreed to pay upon the consummation of the proposed Merger, and the price of Blount common stock may decrease to the extent that its current market price reflects an assumption that the proposed Merger will be consummated. Such price decrease may be significant.

Additionally, we are currently subject to certain "no shop" provisions in the Merger Agreement that, subject to certain exceptions, limit our ability to discuss, facilitate or commit to third-party acquisition proposals to acquire all or a significant part of the Company. In addition, we will be required to pay a termination fee of approximately $14.7 million to Parent if (a) the Merger Agreement is terminated so that we can enter into an agreement with respect to a “superior proposal” (as defined in the Merger Agreement), (b) the Merger Agreement is terminated by Parent due to a change of recommendation with respect to the Merger Agreement by the Board or the Special Committee or (c) each of the following three events occurs:

•
prior to the adoption of the Merger Agreement by our stockholders, the Merger Agreement is terminated by us or Parent because the Merger has not been consummated by the termination date (June 4, 2016) or because our stockholders have not adopted the Merger Agreement;

•
any person has made (and has not subsequently withdrawn prior to the event giving rise to such termination) a proposal to acquire more than 75% of our common stock or assets after the date of the Merger Agreement but prior to such termination; and

•
within 12 months after such termination, we enter into a definitive agreement with respect to such acquisition proposal, or a transaction contemplated by such acquisition proposal is otherwise consummated within 12 months of such termination.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value to be received in the proposed Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Furthermore, pending the closing of the proposed Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent's consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the proposed Merger and may be beneficial to our future performance.

If the proposed Merger is completed, we will no longer exist as a public company and Blount stockholders will forego any increase in our value that might have otherwise resulted from our possible future growth.

Business Impact of the Proposed Merger—Our business could be adversely impacted as a result of uncertainty related to the proposed Merger or by the failure to consummate the proposed Merger.

The proposed Merger could cause disruptions to our business or our business relationships, which could have an adverse impact on our results of operations. For example, our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire and retain key personnel. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. In addition, our management team and other employees are devoting significant time and effort to activities related to the proposed Merger.

We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated. In the event the proposed Merger is not consummated for any reason, or the timing of its consummation is delayed, our operating results may be adversely affected as a result of the incurrence of these significant additional expenses and the diversion of management attention.

In addition, if the proposed Merger is not completed, we may experience negative reactions from the financial markets and from our customers, suppliers, and employees. We also could be subject to litigation related to any failure to complete the proposed Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement.

Interests of Certain Executive Officers and Directors—Certain of our executive officers and directors have interests in the proposed Merger that may be different from, or in addition to, the interests of Blount stockholders generally.

Certain of our executive officers and directors have interests in the proposed Merger that may be different from, or in addition to, the interests of Blount stockholders generally. The interests of our directors and executive officers in the proposed Merger are described in detail in the definitive proxy statement regarding the proposed Merger, which we filed with the SEC on March 9, 2016.

Competition—Competition may result in decreased sales, operating income, and cash flows.

The markets in which we operate are competitive. We believe that design features, product quality, product performance, customer service, delivery lead times, and price are the principal factors considered by our customers. Some of our competitors may have, or may develop, greater financial resources, lower costs, superior technology, more favorable operating conditions, or may require lower returns on capital invested than we do. For example, our competitors have expanded capacity and contracted with suppliers located in China and other low-cost manufacturing locations as a means to lower costs. Although we have also established a manufacturing facility in China, international competition from emerging economies has nevertheless been formidable and has, in some cases, negatively affected our business through the introduction of lower competitive pricing in our markets. We may not be able to compete successfully with our existing or any new competitors, and the competitive pressures we face may result in decreased sales, operating income, and cash flows. Competitors could also obtain knowledge of our proprietary manufacturing techniques and processes and reduce our competitive advantage by copying such techniques and processes. Certain of our customers also compete with us with certain products in selected markets, and they may expand their production and marketing of competing products in the future.

Key Customers—Loss of one or more key customers would substantially decrease our sales.

In 2015, none of our customers individually accounted for 10% or more of our total sales and our top five customers accounted for 19.1%, of our total sales. While we expect these business relationships to continue, the loss of any of these key customers, or a substantial portion of their business, would most likely significantly decrease our sales, operating income, and cash flows. Certain customers may also decide to self-manufacture various components that we currently sell to them, which would have an adverse effect on our business. For example, one of our customers, the Husqvarna Group, has announced its plan to manufacture certain cutting chain, which we have historically supplied to them, and we expect this change will result in a reduction in our sales, operating income, and cash flows.

Key Suppliers and Raw Materials Costs—The loss of a few key suppliers or increases in raw materials costs could substantially decrease our sales or increase our costs.

We purchase raw materials, components, and parts from a limited number of suppliers that meet our quality criteria. We generally do not operate under long-term written supply contracts with our suppliers. Although alternative sources of supply are available, the sudden elimination or disruption of certain suppliers could result in manufacturing delays, an increase in costs, a reduction in product quality, and a possible loss of sales in the short-term. In 2015, we purchased $13.0 million in products from our largest supplier and $46.3 million in products and raw materials from our top five suppliers.

Some raw materials, in particular cold-rolled strip steel, are subject to price volatility over periods of time. In 2015 we purchased $79.2 million of steel. In addition to steel raw material, we also purchase components and sub-assemblies that are made with steel, and prices for these items are subject to steel price volatility risk. We have entered into purchase contracts with certain suppliers to stabilize near-term pricing on a portion of our steel purchases, but we have not entered into any derivative instruments to hedge against the price volatility of any raw materials. It has been our experience that raw material price increases are sometimes difficult to recover from our customers in the short-term through increased pricing. We estimate that a 10% change in the price of steel purchased as raw material, without a corresponding increase in selling prices, would have increased 2015 loss before income taxes by $7.9 million.

Foreign Sales and Operations—We have substantial foreign sales, operations, and property, which could be adversely affected as a result of changes in local economic or political conditions, fluctuations in foreign currency exchange rates, unexpected changes in regulatory environments, or potentially adverse tax consequences.

In 2015, approximately 51% of our sales were shipped to customers outside of the U.S. International sales and operations are subject to inherent risks, including changes in local economic or political conditions, instability of government institutions, the imposition of currency exchange restrictions, unexpected changes in legal and regulatory environments, nationalization of private property, and potentially adverse tax consequences. Under some circumstances, these factors could result in significant declines in international sales or loss of assets.

Some of our sales and expenses are denominated in local currencies that are affected by fluctuations in foreign currency exchange rates in relation to the U.S. Dollar. Historically, our principal local currency exposures have been related to manufacturing costs and expenses in Brazil, Canada, and China, and local currency sales and expenses in Europe, South America, Canada, and China. From time to time, we manage some of our exposure to currency exchange rate fluctuations through derivative products. However, such derivative products merely reduce the short-term volatility of currency fluctuations, and do not eliminate their effects over the long-term. We estimate the year-over-year movement of foreign currency exchange rates from 2014 to 2015, whereby the U.S. Dollar strengthened in relation to most foreign currencies, decreased our sales by $42.0 million and increased our operating income by $0.6 million from the translation of foreign currency denominated transactions into U.S. Dollars. Any change in the exchange rates of currencies in jurisdictions into which we sell products or incur significant expenses could result in a significant decrease in reported sales and operating income. For example, we estimate that a 10% stronger Canadian Dollar in relation to the U.S. Dollar would have increased our operating loss by $5.0 million in 2015. We estimate that a 10% weaker Euro in relation to the U.S. Dollar would have reduced our sales by $9.5 million and increased our operating loss by $1.2 million in 2015.

Also, approximately 55% of our foreign sales in 2015 were denominated in U.S. Dollars. We may see a decline in sales during periods of a strengthening U.S. Dollar, which can make our prices less competitive in international markets. We attribute much of the 2015 decline in sales unit volume to the impact on competitive pricing from the stronger U.S. Dollar. Furthermore, if the U.S. Dollar strengthens against foreign currencies, it becomes more costly for foreign customers to pay their U.S. Dollar receivable balances owed to us. They may have difficulty in repaying these amounts, and in turn, our bad debt expense may increase.

In addition, we own substantial manufacturing facilities outside the U.S. As of December 31, 2015, 48%, or 857,555 of the total square feet of our owned facilities are located outside of the U.S., and 26% of our leased square footage is located outside the U.S. This foreign-based property, plant, and equipment ("PP&E") is subject to inherent risks for the reasons cited above. Loss of these facilities or restrictions on our ability to use them would have an adverse effect on our manufacturing and distribution capabilities and would result in reduced sales, operating income, and cash flows.

Sanctions by the U.S. government against certain companies and individuals in Russia and Ukraine may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We currently derive a portion (approximately 1.8% in 2015) of our revenue from Russia and Ukraine, and have a sales and distribution office in Russia. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia and Ukraine, the sanctions imposed by the U.S. government may be expanded in the future and restrict our activities with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our sales, operating income, and cash flows, could be adversely affected.

Weather—Sales of many of our products are affected by weather patterns and the occurrence of natural disasters.

Sales of many of our products are influenced by weather patterns that are clearly outside our control. For example, drought conditions tend to reduce the demand for agricultural and yard care products, such as tractor attachments and lawnmower blades, and conversely, plentiful rain conditions stimulate demand for these products. Extreme cold weather can affect the agricultural cycle and adversely affect our business. For example, during 2015, harsh winter conditions in North America delayed the spring planting season and adversely affected our FRAG agricultural attachment sales. Conversely, cold winter weather can stimulate demand for our forestry and log splitter products. Natural disasters such as hurricanes, typhoons, and ice and wind storms that knock down trees can stimulate demand for our forestry and log splitter products. Conversely, a relative lack of severe weather and natural disasters can result in reduced demand for these same products.

Financial Leverage and Debt—Due to our financial leverage, we could have difficulty operating our business and satisfying our debt obligations.

As of December 31, 2015, we have $582.7 million of total liabilities, including $379.0 million of debt. Our debt leverage is significant, and may have important consequences for us, including the following:

•
A significant portion of our cash flow from operations is dedicated to the payment of interest expense and required principal repayments, which reduces the funds that would otherwise be available to fund operations and future business opportunities. Cash interest and mandatory debt principal payments totaled $29.2 million during 2015.

•
A substantial decrease in net operating income and cash flows or a substantial increase in expenses may make it difficult for us to meet our debt service requirements or force us to modify our operations.

•	Our financial leverage may make us more vulnerable to economic downturns and competitive pressures.

•
Our ability to obtain additional or replacement financing for working capital, capital expenditures, or other purposes, may be impaired, or such financing may not be available on terms favorable to us under current market conditions for credit. Our current senior credit facilities mature on May 5, 2020.

We have available borrowing capacity under the revolving portion of our senior credit facilities of $43.9 million as of December 31, 2015. If we or any of our subsidiaries incur additional indebtedness, the risks outlined above could worsen. Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and product development efforts will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

Litigation—We may have litigation liabilities that could result in significant costs to us and, in the case of stockholder litigation relating to the proposed Merger, could delay or prevent the proposed Merger.

Our historical and current business operations have experienced a number of litigation matters, including litigation involving personal injury or death, as a result of alleged design or manufacturing defects of our products, and litigation involving alleged patent infringement. Certain of these liabilities relate to our discontinued operations and were retained by us under terms of the relevant divestiture agreements. Some of the product liability claims made against us seek significant or unspecified damages for serious personal injuries for which there are retentions or deductible amounts under our insurance policies. In the future, we may face additional lawsuits, and it is difficult to predict the amount and type of litigation that we may face. Litigation, insurance, and other related costs could result in future liabilities that are significant and that could significantly reduce our operating income, cash flows, and cash balances.

Additionally, we and the members of our Board (including Joshua L. Collins, the chairman of our Board and our chief executive officer, and David A Willmott, our president and chief operating officer, both in their capacities as officers and members of our Board) have been named as defendants in litigation relating to the Merger Agreement and the proposed Merger. American Securities, P2 Capital Partners and certain of their respective affiliates, and Goldman, Sachs & Co., financial advisor to our Board in connection with the proposed Merger (“Goldman Sachs”), have also been named as defendants. The litigation plaintiff has alleged that (1) the individual defendants breached their fiduciary duties of care and loyalty in connection with their negotiation and approval of the Merger Agreement, (2) the individual defendants breached their fiduciary duty of disclosure by filing a preliminary proxy statement that fails to disclose and/or misrepresents material information and (3) P2 Capital Partners, one of P2 Capital Partners’ affiliates and Goldman Sachs aided and abetted such alleged breaches of fiduciary duties. The plaintiff has asked the court to, among other things, (i) preliminarily and permanently enjoin the defendants from proceeding with the proposed Merger on the current terms, and (ii) in the event that the proposed Merger is consummated, rescind the proposed Merger or grant rescissory damages. Further lawsuits may be filed in connection with the proposed Merger. The closing of the proposed Merger is subject to the satisfaction or waiver of the condition that no order, judgment, injunction, award, decree or writ of any governmental entity of competent jurisdiction has been issued and continues in effect that prohibits, restrains, enjoins or renders illegal the consummation of the proposed Merger. If any lawsuits are successful in obtaining an injunction prohibiting the parties from completing the proposed Merger on the agreed-upon terms, such injunction may prevent the completion of the proposed Merger in the expected time frame or altogether.

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

Our business is subject to a number of general economic factors, many of which are largely out of our control, which may, among other effects, result in a decrease in sales, net income, and cash flows, and an increase in our interest or other expenses. These factors include recessionary economic cycles and downturns in customers’ business cycles, as well as downturns in the principal regional economies where our operations are located. Economic conditions may adversely affect our customers’ business levels and the amount of products that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for our products and actual bad debts may exceed our allowance for bad debts. World-wide economic conditions may also adversely affect our suppliers and they may not be able to provide us with the goods and services we need on a timely basis, which could adversely affect our ability to manufacture and sell our products. Our senior credit facility borrowings are at variable interest rates. Increases in market reference interest rates could increase our interest expense payable under the senior credit facilities to levels in excess of what we currently expect. We estimate that an increase in our average interest rates in 2015 of 100 basis points would have increased our interest expense by $4.6 million. In addition, fluctuations in the market values of equity and debt securities held in the Company’s pension plan assets can adversely affect the funded status of our defined benefit pension plans. The expense and funding requirements for these plans may increase in the future as a result of reduced values of the plan assets. Changes in reference interest rates can also have a significant effect on the measurement of post-employment benefit plan obligations and the related expense recognized. Furthermore, terrorist activities, anti-terrorist efforts, war, or other armed conflicts involving the U.S. or its interests abroad may result in a downturn in the U.S. and global economies and exacerbate the risks to our business described in this paragraph.

Key Employees—The loss of key employees could adversely affect our manufacturing efficiency.

Many of our manufacturing processes require a high level of expertise. For example, we build our own complex dies for use in cutting and shaping steel into components for our products. The design and manufacture of such dies are highly dependent on the expertise of key employees. We have also developed numerous proprietary manufacturing techniques that rely on the expertise of key employees. Our manufacturing efficiency and cost could be adversely affected if we are unable to retain these key employees or continue to train them or their replacements. Uncertainties associated with the proposed Merger may cause a loss of management or other key employees.

Common Stock Price—The price of our common stock may fluctuate significantly, and stockholders could lose all or part of their investment.

Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for the shares. The market price of our common stock could fluctuate significantly for various reasons that include:

•	failure to complete the proposed Merger, or a significant delay in completing the proposed Merger;

•	our quarterly or annual earnings or those of other companies in our industries;

•	the public’s reaction to events and results contained in our press releases, our other public announcements, and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other comparable companies;

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

In addition, the stock market and our common stock have historically experienced price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes in prices frequently appear to occur without regard to the operating performance of these companies. For example, over the preceding two-year period, our highest closing stock price has exceeded our lowest closing stock price by 250.0%. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.

Common Stock Sales—Future sales of our common stock in the public market could lower our stock price.

Ownership and control of our common stock is concentrated in a relatively small number of institutional investors. As of December 31, 2015, approximately 48% of our outstanding common stock was owned or controlled by our five largest stockholders. If the proposed Merger does not close as anticipated, we may sell additional shares of common stock in subsequent public offerings. Additionally, other stockholders with significant holdings of our common stock may sell large amounts of shares they own in a secondary or open market stock offering. We may also issue additional shares of common stock to finance future transactions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares sold by existing stockholders), or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock.

Disruptions in Shipping—A prolonged disruption in transportation logistics could affect our ability to import critical components and to ship our products to customers.

We rely on third party vendors for a substantial portion of our shipping needs, including both obtaining raw materials and products from suppliers and delivering our products to customers, and a significant amount of our shipping is via ocean transport. A significant disruption in transportation logistics could disrupt our ability to obtain raw materials and products from suppliers, and in turn disrupt our ability to manufacture our products and sell them to our customers. Significant disruption of shipping could adversely affect our operating results and cash flows, and could increase our transportation costs.

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

Material Weaknesses—Management’s determination that material weaknesses exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. We must conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our management concluded that material weaknesses in our internal control over financial reporting existed and that internal control over financial reporting was not effective as of December 31, 2014. As a result of these material weaknesses, management also determined that our disclosure controls and procedures were not fully effective as of December 31, 2014.

In connection with our compliance efforts during the three years ended December 31, 2015, we have incurred substantial accounting, information technology, internal audit, external audit, and other expenses, as well as significant management time and resources, to remediate these material weaknesses. As of December 31, 2015, our material weaknesses in internal control over financial reporting have been remediated. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal new material weaknesses in our internal controls. Whether new material weaknesses in internal control over financial reporting are discovered or not, we expect to continue to incur significant expenses in our compliance efforts.
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

In the opinion of management, all of these facilities are in relatively good condition, are currently in normal operation, and are generally suitable and adequate for the business activity conducted therein. The approximate square footage of facilities located at our principal properties as of December 31, 2015 is as follows:

Properties as of December 31, 2015	Area in Square Feet
	Owned	Leased
Forestry, Lawn, and Garden segment	1,217,000	511,600
Farm, Ranch, and Agriculture segment	533,200	630,500
Corporate and Other	50,800	41,400
Total	1,801,000	1,183,500
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 15 to the Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (ticker “BLT”). Cash dividends have not been declared for the Company’s common stock since 1999. The Company’s senior credit facility agreement limits the amount available to pay dividends or repurchase Company stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. The Company had approximately 5,200 stockholders of record as of December 31, 2015. See information about the Company’s stock compensation plans in Note 18 to the Consolidated Financial Statements and also in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See also information about the proposed Merger affecting the price of our common stock in Item 1, Business, and Item 1A, Risk Factors.

The Company has not sold any registered or unregistered securities during the three year period ended December 31, 2015.

On August 6, 2014, the Board authorized a share repurchase program of the Company's common stock up to an aggregate maximum of $75.0 million through December 31, 2016. Through December 31, 2015 the Company had repurchased 1,684,688 shares at a total cost of $24.4 million, leaving a remaining authorization of $50.6 million for future purchases. This share repurchase program does not obligate Blount to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion. As part of the Merger Agreement, the Company has agreed to not repurchase additional shares without Parent's consent.

The Company’s highest and lowest closing stock price for each of the last eight quarters is presented in the table below.

High and Low Common Stock Price by Quarter	Common Stock
	High	Low
Year Ended December 31, 2014:
First quarter	$14.35	$11.77
Second quarter	14.11	10.97
Third quarter	16.48	13.06
Fourth quarter	17.85	14.08

Year Ended December 31, 2015:
First quarter	$17.09	$12.74
Second quarter	13.71	10.83
Third quarter	10.83	5.54
Fourth quarter	9.91	5.10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Income (Loss) Data:	(1)	(2)	(3)	(4)	(5)
Sales	$828,569	$944,819	$900,595	$927,666	$831,630
Operating income (loss)	(46,766)	64,225	37,521	79,280	97,953
Interest expense, net of interest income	14,786	17,171	17,837	17,206	18,550
Income (loss) before income taxes	(58,853)	51,754	17,564	61,790	74,950
Net income (loss)	(49,873)	36,564	4,840	39,588	49,682
Basic net income (loss) per share	(1.02)	0.74	0.10	0.81	1.02
Diluted net income (loss) per share	(1.02)	0.73	0.10	0.79	1.01
Weighted average shares used:
Basic	48,759	49,652	49,478	49,170	48,701
Diluted	48,759	50,272	50,122	49,899	49,434

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$25,949	$27,254	$42,797	$50,267	$62,118
Working capital	210,239	219,206	229,306	256,792	237,853
Property, plant, and equipment, net	179,192	176,409	171,163	184,671	161,791
Total assets	693,126	802,093	824,774	913,714	892,119
Long-term debt	363,306	369,072	422,972	501,685	510,014
Total debt	379,037	384,203	437,988	516,757	530,362
Stockholders’ equity	110,473	166,083	162,926	120,008	77,498

(1)
Operating income (loss) and income (loss) before taxes in 2015 include pre-tax charges of $2.5 million for facility closure and restructuring costs, $7.7 million for acquisition costs related to the proposed Merger, a $10.2 million non-cash charge for partial settlement of pension obligation, a $78.8 million non-cash charge for impairment of acquired intangible assets, and $2.0 for debt modification.

(2)
Operating income (loss) and income (loss) before income taxes in 2014 include pre-tax charges of $2.8 million for facility closure and restructuring costs and a $21.1 million non-cash charge for impairment of acquired intangible assets.

(3)
Operating income (loss) and income (loss) before income taxes in 2013 include charges of $8.2 million for facility closure and restructuring costs and a $24.9 million non-cash charge for impairment of acquired intangible assets.

(4)	Operating income (loss) and income (loss) before income taxes in 2012 include a pre-tax charge of $7.4 million for facility closure and restructuring costs.

(5)	Operating income (loss) and income (loss) before income taxes in 2011 includes a pre-tax charge of $3.9 million for early extinguishment of debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included in Item 8, well as the information in Item 1, Business, and Item 6, Selected Consolidated Financial Data.

Consolidated Operating Results

Year Ended December 31, 2015 compared to year ended December 31, 2014

(Amounts in millions)
(Amounts may not sum due to rounding)	2015	2014	Change		Contributing Factor
Sales	$828.6	$944.8	$(116.3)
				$(74.3)	Unit sales volume
				0.1	Selling price and mix
				(42.0)	Foreign currency translation
Gross profit	225.4	275.1	(49.7)
Gross margin	27.2%	29.1%		(22.6)	Unit sales volume
				0.1	Selling price and mix
				(25.4)	Other product cost and mix
				3.5	Average steel costs
				1.8	Acquisition accounting effects
				(7.1)	Foreign currency translation
SG&A	173.0	187.1	(14.0)
As a percent of sales	20.9%	19.8%
				(7.0)	Compensation
				(2.3)	Other personnel-related
				3.9	Professional services
				(1.2)	Advertising
				0.8	Depreciation & amortization
				(1.5)	Employee benefits
				(7.7)	Foreign currency translation
				1.0	Other, net
Operating income (loss)	(46.8)	64.2	(111.0)
Operating margin	(5.6)%	6.8%		(49.7)	Decrease in gross profit
				14.0	Decrease in SG&A
				0.2	Decrease in facility closure and restructuring costs
				(7.7)	Acquisition costs
				(10.2)	Partial settlement of pension obligation
				(57.7)	Increase in impairment of acquired intangible assets
Net income (loss)	$(49.9)	$36.6	$(86.4)
				(111.0)	Decrease in operating income (loss)
				2.4	Decrease in net interest expense
				(2.0)	Change in other income (expense)
				24.2	Change in income tax provision (benefit)

Sales decreased by $116.3 million, or 12.3%, from 2014 to 2015, due to lower unit sales volume and the adverse effects of the translation of foreign currency-denominated sales transactions. Domestic sales decreased by $27.7 million, or 6.4%, due primarily to soft market conditions in the U.S. agricultural machinery market. International sales decreased by $88.5 million, or

17.4%, due to soft international market conditions and the $42.0 million unfavorable currency translation effects from a relatively stronger U.S. Dollar in comparison to most foreign currencies. FLAG segment sales decreased $88.2 million, or 13.7%, FRAG segment sales decreased $30.2 million, or 11.2%, while CCF sales increased $2.1 million, or 6.8%. See further discussion of sales fluctuations below under Segment Results.

Gross profit decreased by $49.7 million, or 18.1%, from 2014 to 2015. Lower unit sales volume reduced gross profit by $22.6 million in 2015. In addition, increased product costs and mix of $25.4 million, along with net unfavorable effects of foreign currency translation of $7.1 million, further reduced gross profit year-over-year. Partially offsetting these negative factors were lower average steel costs estimated at $3.5 million and lower acquisition accounting effects of $1.8 million. The increase in product cost and mix of $25.4 million was primarily driven by lower production volumes and reduced manufacturing efficiency and fixed cost absorption. Gross margin during 2015 was 27.2%, compared to 29.1% in 2014. See further discussion of the change in gross profit under Segment Results.

SG&A was $173.0 million in 2015, compared to $187.1 million in 2014, representing a decrease of $14.0 million, or 7.5%. As a percentage of sales, SG&A increased from 19.8% in 2014 to 20.9% in 2015 due to the lower sales amount. Compensation expense decreased by $7.0 million on a comparative basis, primarily due to lower accruals for variable incentive compensation and reduced headcount, partially offset by annual merit increases implemented in the first quarter of 2015. Other personnel-related expenses decreased by $2.3 million from 2014 to 2015, primarily due to lower costs for travel, relocation and recruitment. Costs of professional services increased $3.9 million in 2015 compared to 2014, primarily due to higher internal and external audit costs and increased marketing services in conjunction with our strategic initiatives. Advertising decreased by $1.2 million in 2015, due to reduced promotional activity and cost reduction efforts. Depreciation expense increased by $0.8 million, reflecting recent purchases of information systems software. Employee benefit costs decreased by $1.5 million year over year. Fluctuations in foreign currency exchange rates reduced SG&A during 2015 by approximately $7.7 million due to the translation of international-based SG&A costs from foreign currencies into a relatively stronger U.S. Dollar.

In the third quarter of 2015, the Company took certain actions to reduce its global headcount and lower operating costs in response to weak current year market conditions and lower current year sales. Total charges recognized on this action during 2015 were $2.5 million, primarily representing severance benefits paid to employees. All amounts related to this program were paid during 2015.

On December 9, 2015, we entered into the Merger Agreement to be acquired by affiliates of American Securities and P2 Capital Partners. In conjunction with preparations for entering into the Merger Agreement and for the eventual consummation of the proposed Merger, we incurred various legal and investment banking fees and expenses which totaled $7.7 million in 2015. We expect to complete the proposed Merger in the second quarter of 2016, subject to approval by Blount's stockholders at a special stockholders' meeting currently scheduled to be held on April 7, 2016, as well as approval by certain regulatory authorities and the satisfaction or waiver of other customary closing conditions. We expect to incur additional expenses estimated at approximately $7 million in conjunction with the proposed Merger process up through the closing date. If closing of the proposed Merger is significantly delayed, or if the proposed Merger is not consummated, we may incur additional costs and expenses and other adverse consequences to our business. See Item 1, Business, and Item 1A, Risk Factors, for further detail regarding the proposed Merger and the risks attendant thereto.

We maintain defined benefit pension plans covering many of our employees and retirees in the U.S., Canada, and Europe. We also maintain post-retirement medical and other benefit plans covering many of our employees and retirees in the U.S., additional unfunded retirement plans in France and Japan, and defined contribution retirement plans covering our employees in the U.S. and Canada. The costs of these post-employment benefit plans are included in cost of goods sold and SG&A, and are determined either on an actuarial basis, or on an accrual basis. The accounting effects and funding requirements for certain of these plans are subject to actuarial estimates, actual plan experience, and the assumptions we make regarding future trends and expectations. See further discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates”. Total expense recognized for all post-employment benefit plans was $28.2 million in 2015 and $15.5 million in 2014. At December 31, 2015, we had $97.1 million of accumulated other comprehensive losses related to our pension and other post-employment benefit plans that will be recognized in expense over future years, primarily through amortization, including $9.0 million to be expensed in 2016. We expect our total expense for all post-employment benefit plans to be approximately $13 million in 2016.

Effective August 18, 2015, the Company amended its U.S. defined benefit pension plan to offer certain plan participants the option to elect a one-time lump-sum distribution. Under the amendment, plan participants who elected this option received lump-sum payments in the fourth quarter of 2015 totaling $26.5 million. In conjunction with this 2015 partial settlement, the Company recognized a reduction in benefit obligations and plan assets along with a non-cash charge of $10.2 million, which reduced the accumulated loss recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet. The partial settlement also resulted in a $3.8 million reduction in non-current deferred tax assets. The U.S. defined benefit pension plan has a remaining accumulated loss, net of tax, in accumulated other comprehensive loss on the Consolidated Balance Sheet of $36.2 million as of December 31, 2015.

During 2015, the Company recognized non-cash impairment charges totaling $78.8 million on goodwill and other indefinite-lived intangible assets utilized within the FRAG segment, including $12.8 million on certain trade name intangible assets and $65.9 million on goodwill.

The impairment charges on trade names, recognized in the second and fourth quarters of 2015, were based on revised lower short-term expectations about future product sales and profitability for specific brand names, and corresponding reductions in assumed royalty rates used in the related discounted cash flow models using the relief from royalty method. Although management expects more robust long-term sales growth and profitability for products sold under these trade names, accounting for indefinite-lived intangibles assets other than goodwill under U.S. GAAP required recognition of these impairment charges during 2015. See additional discussion in Note 8 to the Consolidated Financial Statements.

Impairment charges on goodwill, recognized during 2015, were based on revised lower short-term expectations about future profitability and projected cash flows of certain goodwill reporting units within the FRAG segment. The Company estimated the fair value of these goodwill reporting units using several methods, including discounted cash flow models and multiples of earnings based on comparable industry participants and transactions. The reduced short-term future expectations for these reporting units are influenced by actual performance in 2015, which was below management expectations, as well as near-term forecasted expectations.

Operating income (loss) decreased by $111.0 million, from operating income of $64.2 million in 2014 to an operating loss of $46.8 million in 2015. This decline was primarily due to a decrease in gross profit, increased charges for impairment of acquired intangible assets, 2015 charges for the partial settlement of our U.S. Pension plan, and expenses incurred related to the proposed Merger. Partially offsetting these increased operating costs were lower SG&A expense of $14.0 million. Non-cash acquisition accounting effects, including the impairment of intangible assets, reduced our operating profit and operating margin by $90.6 million and 10.9% in 2015 and by $34.7 million and 3.7% in 2014, respectively.
Net interest expense was $14.8 million in 2015 compared to $17.2 million in 2014. The $2.4 million decrease was due to lower interest rates applicable to our senior credit facility. Other income (expense), net was income of $2.7 million in 2015 compared to income of $4.7 million in 2014. Both results reflect the accounting effects of foreign currency exchange rate movements on non-operating assets. Net loss in 2015 was $49.9 million, or $1.02 per diluted share, compared to net income of $36.6 million, or $0.73 per diluted share, in 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013

(Amounts in millions)
(Amounts may not sum due to rounding)	2014	2013	Change		Contributing Factor
Sales	$944.8	$900.6	$44.2
				$53.0	Unit sales volume
				(3.4)	Selling price and mix
				(5.4)	Foreign currency translation
Gross profit	275.1	242.0	33.2
Gross margin	29.1%	26.9%		22.9	Unit sales volume
				(3.4)	Selling price and mix
				14.2	Product cost and mix
				(4.1)	Average steel costs
				1.2	Acquisition accounting effects
				2.4	Foreign currency translation
SG&A	187.1	173.5	13.5
As a percent of sales	19.8%	19.3%
				8.9	Compensation
				3.8	Other personnel-related
				(2.4)	Professional services
				1.7	Advertising
				1.6	Office expenses
				(1.1)	Foreign currency translation
				1.0	Other, net
Operating income (loss)	64.2	37.5	26.7
Operating margin	6.8%	4.2%		33.2	Increase in gross profit
				(13.5)	Increase in SG&A
				3.3	Decrease in facility closure and restructuring costs
				3.8	Decrease in impairment of acquired intangible assets
Net income (loss)	$36.6	$4.8	$31.7
				26.7	Increase in operating income (loss)
				0.7	Increase in net interest expense
				6.8	Change in other income (expense)
				(2.5)	Change in income tax provision (benefit)

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

During 2014 the Company completed the consolidation of its two manufacturing facilities in Portland, Oregon. We incurred charges of $1.2 million on this project during 2014, consisting of asset impairment charges, accelerated depreciation, and costs to move and install equipment in other Blount facilities. As of December 31, 2014, the project was complete and no further costs were incurred. With this consolidation of manufacturing facilities, the Company expects to achieve more efficient operations and annual cost savings of between $6 million and $8 million.

During 2014, the Company completed a consolidation of its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and closed a small facility located in Queretaro, Mexico. The Company incurred expenses of $1.6 million on this project during 2014. These expenses included cash transition costs for severance, dismantling, moving, cleanup, and exit activities, and $0.5 million in non-cash charges for impairment of PP&E. As of December 31, 2014, the project was complete and no further costs were incurred. Annualized cost reductions of approximately $2 million are expected from this consolidation.

In the third and fourth quarters of 2014, the Company recognized non-cash impairment charges totaling $21.1 million for impairment of acquired intangible assets. These impairment charges reflect reduced short-term expectations of sales growth and profitability on the related product sales compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term future expectations for these product lines were based on actual performance in 2014, which was below management expectations.

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

Net interest expense was $17.2 million in 2014 compared to $17.8 million in 2013. The $0.7 million decrease was due to lower average outstanding debt balances in the current period. Other income, net, was $4.7 million in 2014 compared to other expense, net, of $2.1 million in 2013. Both results reflect the accounting effects of foreign currency exchange rate movements on non-operating assets. Net income in 2014 was $36.6 million, or $0.73 per diluted share, compared to $4.8 million, or $0.10 per diluted share, in 2013.

Income Tax Provision

The following table summarizes our income tax provision:

Income Tax Provision	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Income (loss) before income taxes	$(58,853)	$51,754	$17,564
Provision (benefit) for income taxes	(8,980)	15,190	12,724
Net income (loss)	(49,873)	36,564	4,840
Effective tax rate	15.3%	29.4%	72.4%

See Note 11 to the Consolidated Financial Statements for additional information about income taxes and a reconciliation of the U.S. federal statutory rate to the effective income tax rate recognized in each year above.

Due to the loss before income taxes, the 2015 effective tax rate was lower than the federal statutory rate primarily due to non-deductible goodwill impairment charges, foreign withholding taxes, unfavorable foreign currency translation effects, state income taxes, and other taxable permanent differences. These unfavorable factors were partially offset by the impact of foreign tax credits, the net release of previously provided income tax expense on certain indemnified uncertain tax positions related to a previous acquisition, and the benefit of deductible permanent differences, including the domestic manufacturing deduction. Excluding the effects of the foreign tax credits and the impairment charges, the effective tax rate would have been 32.8%, compared to the U.S. federal statutory rate of 35%. The effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate.

The 2014 effective tax rate was lower than the federal statutory rate primarily due to the impacts of foreign tax credits, lower tax rates on the earnings of foreign subsidiaries, and deductible permanent differences, including the domestic manufacturing deduction. These decreases were partially offset by foreign withholding taxes, state income taxes, and taxable permanent differences.

The 2013 effective tax rate was higher than the federal statutory rate primarily due to non-deductible goodwill impairment charges. Excluding the effect of the goodwill impairment charges, the 2013 effective tax rate would have been 34.5%. The 2013 effective rate was further increased by foreign withholding taxes, state income taxes, deferred tax expense to establish a valuation allowance against deferred tax assets arising from certain foreign net operating loss (“NOL”) carry forwards, and the effect of a change in the estimated average state tax rate applied to U.S. deferred tax assets and liabilities. These increases were partially offset by lower tax rates on the earnings of foreign subsidiaries, deductible permanent differences, including the domestic production deduction, and the net release of previously provided income tax expense on uncertain tax positions.

Segment Results

The following table reflects results by segment:

Segment Results	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Sales:
FLAG	$556,666	$644,848	$613,105
FRAG	238,992	269,158	260,297
Corporate and other	32,911	30,813	27,193
Total sales	$828,569	$944,819	$900,595
Contribution to operating income (loss):
FLAG	$73,292	$102,314	$83,215
FRAG	(80,556)	(17,457)	(18,641)
Corporate and other	(39,502)	(20,632)	(27,053)
Total operating income (loss)	$(46,766)	$64,225	$37,521

Forestry, Lawn, and Garden Segment. The following table reflects the factors contributing to the change in sales and operating income (loss) in the FLAG segment between 2014 and 2015:

FLAG Segment Results - 2015 Compared to 2014
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)
Year Ended December 31, 2014	$644,848	$102,314
Unit sales volume	(46,485)	(17,112)
Selling price and mix	(2,256)	(2,256)
Average steel cost	—	2,642
Other product costs and mix	—	(20,068)
SG&A expense	—	5,955
Acquisition accounting effects	—	628
Foreign currency translation	(39,441)	1,189
Year Ended December 31, 2015	$556,666	$73,292

Sales in the FLAG segment decreased by $88.2 million, or 13.7%, from 2014 to 2015, due to lower unit sales volume of $46.5 million, unfavorable foreign currency exchange rate effects of $39.4 million, and net lower average selling prices of $2.3 million. The lower unit sales volume reflected decreased demand for our products in most geographic regions, especially in international markets where the Company’s customers pay in U.S. Dollars. Net lower average selling prices on a year-to-date basis reflect actions taken in certain markets where the Company lowered selling prices to ease the impact of a stronger U.S. Dollar on those customers located outside of the U.S. that pay in U.S. Dollars. These price reductions were partially offset by price increases implemented in select end markets. The unfavorable effect of foreign currency exchange rates was primarily due to the relatively stronger U.S. Dollar in relation to most foreign currencies.

FLAG sales in North America decreased by 5.0%, reflecting softer market conditions, particularly with OEM customers. FLAG sales decreased by 18.6% in Europe and Russia, reflecting soft market and economic conditions and the adverse effects of translating foreign currency denominated sales transactions into a stronger U.S. Dollar. In the Asia-Pacific region sales declined by 16.0%, driven by relatively soft market demand in that region and the adverse effects of a stronger U.S. Dollar. FLAG sales in South America decreased by 16.5% during 2015, reflecting adverse effects of movement in foreign currency exchange rates, as well as generally soft market and economic conditions. Additionally, we believe that the stronger U.S. Dollar, which makes our products relatively higher priced to our international customers that are invoiced in U.S. Dollars, has contributed to the unit sales volume decrease in 2015. Sales of forestry products were down 15.7%, while sales of lawn and garden products were down 4.6% year-over-year. FLAG sales to OEMs were down 8.4% and sales to the replacement market were down 15.7%.

Sales order backlog for the FLAG segment at December 31, 2015 was $114.5 million compared to $140.1 million at December 31, 2014. The reduction in sales order backlog reflects soft market conditions, reduced order intake, and the unfavorable effects of foreign currency fluctuations on the translation of orders denominated in foreign currencies.

Contribution to operating income (loss) from the FLAG segment decreased by $29.0 million, or 28.4%, from 2014 to 2015. Lower unit sales volume of $17.1 million, increased product cost and mix of $20.1 million, and lower net average selling prices of $2.3 million all contributed to the reduced operating results. Partially offsetting these negative factors were lower average steel costs, decreased SG&A expense, and reduced acquisition accounting effects. The increase in product cost and mix was primarily due to lower production volumes in response to lower overall customer demand, and the related reduction in manufacturing efficiency. The FLAG segment also continued to adjust plant sourcing, driving some of the production cost inefficiency. Manufacturing capacity utilization in the FLAG segment was estimated at approximately 79% during 2015, compared to approximately 86% of capacity during 2014. FLAG segment SG&A expense, exclusive of the favorable effects from foreign currency translation, was lower in 2015 primarily due to reduced variable incentive compensation accruals based on lower profitability, reduced employee benefit costs, lower personnel-related costs for travel, recruiting and relocation, and lower advertising expenses. Partially offsetting these favorable factors were increased professional services costs for marketing services to support our strategic initiatives. Fluctuations in foreign currency exchange rates and the related translation impact increased the FLAG segment contribution to operating income by $1.2 million, reflecting lower manufacturing and SG&A costs incurred at foreign locations when translated into U.S. Dollars, partially offset by the negative translation effect on reported sales.

Acquisition accounting effects from amortization of acquired intangible assets decreased for the FLAG segment by $0.6 million, reflecting the accelerated nature of the timing of recognition for such effects.

The following table reflects the factors contributing to the change in sales and operating income (loss) in the FLAG segment between 2013 and 2014:

FLAG Segment Results - 2014 Compared to 2013
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)
Year Ended December 31, 2013	$613,105	$83,215
Unit sales volume	43,584	18,470
Selling price and mix	(6,169)	(6,169)
Average steel cost	—	(4,041)
Other product costs and mix	—	16,427
SG&A expense	—	(12,812)
Acquisition accounting effects	—	532
Impairment of acquired intangible assets	—	3,292
Foreign currency translation	(5,672)	3,400
Year Ended December 31, 2014	$644,848	$102,314

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

FLAG sales increased in North America by 7.3%, reflecting improved market conditions and the growing economy. FLAG sales in Europe and Russia increased by 6.0%, reflecting improved economic and market conditions in Europe, partially offset by weak economic conditions in Russia. The unfavorable foreign currency translation effect of a stronger U.S. Dollar compared to the Brazilian Real, Russian Ruble, Canadian Dollar, and Japanese Yen partially offset the favorable volume growth. FLAG sales decreased in the Asia-Pacific region by 0.9%, driven by relatively soft market conditions in that region and the foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Japanese Yen. FLAG sales in South America increased by 7.9% during 2014, driven by improved economic and market conditions, partially offset by the unfavorable foreign currency translation effect of a relatively stronger U.S. Dollar in comparison to the Brazilian Real. Sales to other regions increased by 7.2%, or $1.7 million, driven by improved market conditions. Sales of forestry products were up 5.3%, and sales of lawn and garden products were up 4.5% year-over-year. FLAG sales to OEMs were up 4.1% and sales to the replacement market were up 5.9%.

Sales order backlog for the FLAG segment at December 31, 2014 was $140.1 million compared to $150.9 million at December 31, 2013. The reduction in sales order backlog reflects decreased demand for forestry products compared to the prior year.

Contribution to operating income (loss) from the FLAG segment increased by $19.1 million, or 23.0%, from 2013 to 2014. Higher unit sales volume increased the FLAG contribution to operating income by $18.5 million. Improved product cost and mix increased contribution to operating income from the FLAG segment by $16.4 million, reflecting higher production volumes, higher capacity utilization, and increased overhead absorption and manufacturing efficiency during 2014 compared to 2013. FLAG production facilities during 2014 were operated at approximately 86% of capacity, compared to approximately 74% of capacity during 2013. In addition, the closure of the higher cost FLAG manufacturing plant in Milwaukie, Oregon contributed to the improved operating results. Partially offsetting the positive effects of higher unit sales volume and lower product costs were a reduction in average selling prices and mix of $6.2 million, higher average steel costs of $4.0 million, and increased SG&A of $12.8 million. The increase in FLAG segment SG&A reflects increased compensation expense due to increased headcount, annual merit increases, and increased variable incentive compensation driven by improved operating results, as well as increased costs for recruitment, relocation, travel, and training, increased advertising expenses, and increased costs for software licenses, software implementation, and utilities. Fluctuations in foreign currency exchange rates increased the

FLAG segment contribution to operating income by $3.4 million, reflecting lower manufacturing costs and SG&A at foreign locations, partially offset by the negative effect on reported sales.

Acquisition accounting effects from amortization of intangible assets decreased for the FLAG segment by $0.5 million, reflecting the accelerated nature of the timing of recognition for such effects. In addition, the FLAG segment did not recognize any impairment charges on acquired intangible assets during 2014, whereas in 2013 impairment charges of $3.3 million were recognized. For additional information about these impairment charges, see Critical Accounting Policies and Estimates, as well as, Note 8 to the Consolidated Financial Statements.

Farm, Ranch, and Agriculture Segment. The following table reflects the factors contributing to the change in sales and operating income (loss) in the FRAG segment between 2014 and 2015:

FRAG Segment Results - 2015 Compared to 2014
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)
Year Ended December 31, 2014	$269,158	$(17,457)
Unit sales volume	(31,092)	(7,013)
Selling price and mix	2,659	2,659
Average steel cost	—	883
Other product costs and mix	—	(5,978)
SG&A expense	—	2,615
Acquisition accounting effects	—	1,220
Impairment of acquired intangible assets	—	(57,686)
Foreign currency translation	(1,733)	201
Year Ended December 31, 2015	$238,992	$(80,556)

Sales in the FRAG segment decreased $30.2 million, or 11.2%, from 2014 to 2015, primarily due to lower unit sales volume and unfavorable foreign currency exchange rate effects, partially offset by higher net average selling price and mix. Higher average selling prices are primarily attributable to our tractor attachment product lines as a result of normal annual price increases implemented early in 2015.

FRAG sales in North America represented 95.3% of segment sales in 2015, and decreased by 10.9% from 2014, reflecting a cyclical downturn in the U.S. agricultural machinery market. FRAG sales in Europe, consisting primarily of agricultural machinery cutting parts, decreased by 28.1% due to weak cyclical market conditions as well as the unfavorable effects of the stronger U.S. Dollar compared to the Euro. Sales of whole goods decreased by 11.0%, sales of replacement parts decreased by 10.7%, and sales to OEM customers decreased by 13.3% year-over-year in the FRAG segment. Sales of tractor attachments were down 5.1%, from 2014 to 2015, due to generally weak market conditions for agricultural machinery in North America. Sales of log splitters were down 21.4% in 2015, compared to strong log splitter sales achieved in 2014, when log splitter sales were up 24.6%, as compared to 2013.

Sales order backlog for the FRAG segment at December 31, 2015 was $19.5 million compared to $28.8 million at December 31, 2014. The year-over-year decrease reflects the generally soft market conditions described above.

The contribution to operating income (loss) from the FRAG segment was a loss of $80.6 million in 2015 compared to a loss of $17.5 million in 2014. The decrease in operating results in 2015 was primarily driven by increased non-cash charges related to impairment of acquired intangible assets of $78.8 million in 2015, compared to $21.1 million in 2014. For additional information about these impairment charges, see Critical Accounting Policies and Estimates, as well as Note 8 to the Consolidated Financial Statements. Also contributing to lower operating results in 2015 were lower unit sales volume and higher product costs and mix. Higher product costs and mix were primarily driven by lower overhead absorption and reduced manufacturing efficiency from reduced production levels. Partially offsetting these negative factors were higher net average selling price and mix, reduced acquisition accounting effects, lower average steel prices, and a reduction in SG&A costs.

The following table reflects the factors contributing to the change in sales and operating income (loss) in the FRAG segment between 2013 and 2014:

FRAG Segment Results - 2014 Compared to 2013
(Amounts in thousands)	Sales	Contribution to Operating Income (Loss)
Year Ended December 31, 2013	$260,297	$(18,641)
Unit sales volume	6,056	2,465
Selling price and mix	2,508	2,508
Average steel cost	—	(90)
Other product costs and mix	—	(3,786)
SG&A expense	—	(1,829)
Acquisition accounting effects	—	1,299
Impairment of acquired intangible assets	—	513
Foreign currency translation	297	104
Year Ended December 31, 2014	$269,158	$(17,457)

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

The contribution to operating income (loss) from the FRAG segment was a loss of $17.5 million in 2014 compared to a loss of $18.6 million in 2013, both after non-cash charges related to impairment of acquired intangible assets of $21.1 million in 2014 and $21.6 million in 2013. Higher unit sales volume, higher average selling price and mix, reduced acquisition accounting effects, and a net reduction in charges for the impairment of acquired intangible assets contributed to improvement in 2014 operating results. The reduction in acquisition accounting effects reflects the accelerated nature of the timing of recognition for such effects. These improvements in 2014 operating results in the FRAG segment were partially offset by higher product costs of $3.8 million and increased SG&A expense of $1.8 million. The higher product costs in the FRAG segment were the result of reduced manufacturing efficiency, higher utility costs, higher component costs, and non-recurring startup costs associated with a new commercial agreement for the exclusive supply of certain aftermarket parts products to a customer. The increase in SG&A expenses was driven by increased costs for travel, training, and other personnel-related activities, increased advertising expenses, and increased marketing expenses.

Corporate and Other. Sales of CCF products increased $2.1 million, or 6.8%, from 2014 to 2015. North American sales of CCF products increased $3.1 million from 2014 to 2015, primarily due to improved demand for our products, partially offset by decreased sales in Europe and all other regions. Contribution to operating income (loss) from the Corporate and Other category was a loss of $39.5 million compared to a loss of $20.6 million in 2013. The decline in year-over-year results was primarily due to non-cash settlement charges of $10.2 million related to a partial settlement in our U.S. defined benefit pension plan. In addition, the 2015 period reflects $7.7 million in expenses related to the proposed Merger. Further reducing operating results in the Corporate and Other segment were increased SG&A charges primarily attributable to increased defined benefit pension plan and retiree medical plan costs in the U.S. and increased audit costs. These increased costs were partially offset by decreased variable incentive compensation expense driven by reduced operating results.

Sales of CCF products increased 13.3% from 2013 to 2014, primarily due to the acquisition of Pentruder Inc. ("Pentruder") in January 2014 and incremental sales associated with that product line. Contribution to operating income (loss) from the Corporate and Other category was a loss of $20.6 million in 2014 compared to a loss of $27.1 million in 2013. The improvement in year-over-year results was due to reduced facility closure and restructuring charges, higher CCF unit sales volume, and lower external audit fees, partially offset by increased variable incentive compensation expense driven by improved 2014 operating results.

Financial Condition, Liquidity, and Capital Resources

We typically generate significant cash flows from operating activities, which are the primary source of funding for our operations and debt service requirements. Over the preceding three years, we generated average annual cash flows from operating activities of $80.1 million, however, operating activities generated $61.3 million in 2015, driven by lower profitability and increased working capital. Funding is also available from our senior credit facilities. We have amended or refinanced our senior credit facilities several times over the last few years, which has affected our borrowing capacity, borrowing rates, financial covenants, and other terms as further described in Note 10 to the Consolidated Financial Statements. Our previous senior credit facility, which was scheduled to mature on August 31, 2016, was replaced with a new senior credit facility on May 5, 2015.

Debt is summarized as follows:

Debt	As of December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$82,500	$135,500
Term loans	292,500	245,453
Capital lease obligations	4,037	3,250
Total debt	379,037	384,203
Less current maturities	(15,731)	(15,131)
Long-term debt, excluding current maturities	$363,306	$369,072
Weighted average interest rate at end of year	2.30%	2.70%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintained a senior secured credit facility which had been amended and restated on several occasions (the "Old Senior Credit Facility"). As of December 31, 2014, the Old Senior Credit Facility consisted of a revolving credit facility and a term loan. On May 5, 2015, the Company entered into a new senior secured credit facility (the "New Senior Credit Facility") and, upon closing, the Company repaid all amounts outstanding and terminated the Old Senior Credit Facility. The Company paid fees and expenses totaling $5.2 million on the issuance of the New Senior Credit Facility, of which $4.1 million was recorded as deferred financing costs on the Consolidated Balance Sheet and $1.1 million was expensed. The Company also recognized $0.9 million in expense of previously deferred and unamortized financing costs in conjunction with closing on the New Senior Credit Facility.

Current Terms of Senior Credit Facilities. As of December 31, 2015, the New Senior Credit Facility consisted of a $300.0 million revolving credit facility and a $292.5 million term loan. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200.0 million. The revolving credit facility provides for total available borrowings of up to $300.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio. As of December 31, 2015, the Company had the ability to borrow an additional $43.9 million under the terms of the revolving credit agreement. Interest is due periodically and interest rates are variable based on a margin added to the London Interbank Offered Rate ("LIBOR Rate"), or a Base Rate, as defined in the related agreement. The margin added to these reference rates is variable depending on the Company's Consolidated Leverage Ratio, as defined in the related agreement, calculated on a trailing twelve month basis. Additional margin is added to the LIBOR or Base Rate as outlined in the table below.

Consolidated Leverage Ratio
Less than 1.25	Between 1.25 and 2.00	Between 2.00 and 2.75	Between 2.75 and 3.50	3.50 or above
LIBOR + 1.25%	LIBOR + 1.50%	LIBOR + 1.75%	LIBOR + 2.00%	LIBOR + 2.25%
Base Rate + 0.25%	Base Rate + 0.50%	Base Rate + 0.75%	Base Rate + 1.00%	Base Rate + 1.25%

As of December 31, 2015, the Company's leverage ratio was 3.81. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and quarterly on Base Rate borrowings. Any outstanding principal under the revolving credit facility is due in its entirety on the maturity date of May 5, 2020.

Under the New Senior Credit Facility, the term loan bears interest under the same terms as the revolving credit facility and also matures on May 5, 2020. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility cannot be re-borrowed.

The New Senior Credit Facility contains financial covenants, including the following, as of December 31, 2015:

•
Minimum consolidated fixed charge coverage ratio, defined as Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization, with other adjustments allowed under the New Senior Credit Facility ("EBITDA"), less consolidated maintenance capital expenditures (“Adjusted EBITDA”), divided by the sum of cash payments for interest, taxes, and scheduled debt principal payments, calculated on a trailing twelve-month basis. The minimum consolidated fixed charge coverage ratio is set at 1.25 for the term of the New Senior Credit Facility.

•
Maximum consolidated leverage ratio, defined as total consolidated funded indebtedness divided by EBITDA, calculated on a trailing twelve-month basis. The maximum consolidated leverage ratio, measured as of the end of each fiscal quarter, was set at 4.25 through December 31, 2015, 4.00 from March 31, 2016 through December 31, 2016, 3.75 from March 31, 2017 through December 31, 2017, and 3.50 thereafter.

The status of financial covenants was as follows:

	As of December 31, 2015
Financial Covenants	Requirement	Actual
Minimum fixed charge coverage ratio	1.25	2.02
Maximum leverage ratio	4.25	3.81

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, liens, loans and advances, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. There are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances. In the opinion of management, the Company was in compliance with all financial covenants, under the New Senior Credit Facility, as of December 31, 2015. Non-compliance with these covenants is an event of default under the terms of the New Senior Credit Facility, and could result in severe limitations to our overall liquidity, and the term loan lenders could require immediate repayment of outstanding amounts, potentially requiring sale of a sufficient amount of our assets to repay the outstanding loans.

Amounts borrowed under the New Senior Credit Facility may be repaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of new debt, or the receipt of insurance proceeds or other extraordinary receipts under certain circumstances. No such mandatory principal repayments were required during the years ended December 31, 2015 or 2014. However, under the Old Senior Credit Facility, $6.3 million in mandatory principal payments were made in the year ended December 31, 2013 due to excess cash flow generated during the year ended December 31, 2012.

Our senior credit facility debt instruments and general credit are rated by Standard & Poor’s ("S&P"). During 2015, S&P lowered the Company's rating from BB-/Stable to BB-/Negative. The New Senior Credit Facility does not contain any provisions that would require early payment due to any adverse change in our credit rating. As of December 31, 2015, the credit ratings for the Company were as follows:

Credit Ratings	S&P
New Senior Credit Facility	BB-/Negative
General credit rating	BB-/Negative

March 2016 Amendment of New Senior Credit Facility. Effective March 11, 2016, the Company, through its wholly-owned subsidiary, Blount, Inc., entered into the First Amendment to the New Senior Credit Facility. The amendment changed the definition of "Consolidated EBITDA" to allow for the add back of certain non-recurring cash expenses associated with the proposed Merger up to a maximum of $15.0 million in the aggregate, provided such costs are incurred between August 6, 2015 and June 30, 2016. The amendment further requires the Company to make a mandatory repayment of principal borrowed under the New Senior Credit Facility with, among other Extraordinary Receipts (as defined in the New Senior Credit Facility), any “break-up” or similar fee received in connection with the proposed Merger. Finally the amendment requires the Company to pay an amendment fee equal to 0.05% of the outstanding New Senior Credit Facility principal balances should the proposed Merger fail to close on or before July 1, 2016.

Capital Lease Obligations. The Company has entered into various equipment and building leases which are classified as capital leases under U.S. GAAP and have terms ending in 2019 and 2020. The weighted average implied interest rate on our capital leases is 4.4%, and the imputed interest over the remaining terms of the lease obligations is $0.5 million. The equipment lease terms include early buyouts after five and six years, at the Company's option, at the fair value of the equipment at that time. The leased assets and the lease obligation were recorded at their fair values on the Consolidated Balance Sheets at the commencement of each lease term.

We intend to fund working capital, operations, capital expenditures, acquisitions, debt service requirements, stock repurchases, and obligations under our post-retirement benefit plans for the next twelve months through cash and cash equivalents, expected cash flows generated from operating activities, and amounts available under our revolving credit agreement. We expect our financial resources will be sufficient to fund any additional increases in working capital, capital expenditures, and acquisitions; however, there can be no assurance that these resources will be sufficient to meet our needs, particularly if we make significant acquisitions. We may also consider other options available to us in connection with future liquidity needs, including, but not limited to, the postponement of discretionary contributions to post-employment benefit plans, the postponement of capital expenditures, postponement of stock repurchases, restructuring of our credit facilities, and issuance of new debt or equity securities. In addition, in connection with the consummation of the proposed Merger, the Company expects to enter into new senior credit facilities and repay all amounts outstanding under the New Senior Credit Facility.

Our interest expense may vary in the future because the revolving credit facility and term loan interest rates are variable. We have entered into interest rate swap agreements that fix the interest rate we pay on a portion of our debt. See further discussion of these agreements in Item 7A, Quantitative and Qualitative Disclosures about Market Risk. The weighted average interest rate on all debt, including the effect of the interest rate swaps, was 2.68% as of December 31, 2015 and 3.09% as of December 31, 2014.

Cash and cash equivalents at December 31, 2015 were $25.9 million, compared to $27.3 million at December 31, 2014. As of December 31, 2015, $25.9 million of our cash and cash equivalents was held at our foreign locations. The potential repatriation of foreign cash to the U.S. under current U.S. income tax law may result in the payment of significant taxes. This foreign cash is currently being used or is expected to be used to fund foreign operations and working capital requirements, additions to PP&E at foreign locations, and foreign acquisitions. However, under the terms of the Merger Agreement, immediately prior to closing, the Company would be required to repatriate a significant amount of cash and cash equivalents held at its foreign locations. As the repatriation will not occur unless the proposed Merger takes place, it remains management’s current intention for this cash to remain at our foreign locations indefinitely.

Cash provided by operating activities is summarized in the following table:

Cash Provided by Operating Activities	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net income (loss)	$(49,873)	$36,564	$4,840
Non-cash items and other adjustments	125,325	64,605	77,318
Subtotal	75,452	101,169	82,158
Changes in operating assets and liabilities, net	(14,202)	(19,210)	14,897
Net cash provided by operating activities	$61,250	$81,959	$97,055

Non-cash items and other adjustments consist of depreciation; amortization; stock-based compensation; debt modification charges; asset impairment charges; deferred income taxes; partial settlement of pension obligation; and other non-cash charges. Net changes in assets and liabilities consist of those changes in assets and liabilities included in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

2015 net cash provided by operating activities of $61.3 million reflected the following significant items:

•	Net loss of $49.9 million, a decrease from 2014 of $86.4 million, reflecting reduced operating results.

•	Depreciation of $30.6 million, a decrease of $0.8 million from 2014, reflecting retirements of PP&E in conjunction with the consolidation of facilities.

•
Amortization of $12.6 million, a decrease of $2.4 million from 2014, reflecting the accelerated nature of amortization of acquired intangible assets. Amortization of these finite-lived intangible assets, in general, will continue to decline in future periods, unless we make significant new acquisitions. See Note 8 to the Consolidated Financial Statements for additional information.

•	Stock-based compensation expense of $6.0 million, compared with $4.9 million in the prior year.

•	A debt modification charge of $2.0 million recognized upon closing of the New Senior Credit Facility.

•	A non-cash charge of $10.2 million related to the partial settlement of our U.S. defined benefit post-retirement pension plan.

•	Non-cash impairment charges of $78.8 million on acquired intangible assets in the FRAG segment.

•	A net deferred tax benefit of $15.6 million, primarily due to income tax temporary differences related to the impairment of acquired intangible assets and the partial pension settlement.

•	A decrease in accounts receivable of $11.8 million, reflecting a $18.9 million decrease in sales in the last two months of 2015 compared with the last two months of 2014.

•
An increase of $8.0 million in inventories reflecting production and purchasing levels based on the Company's earlier expectations for 2015, compared to lower actual unit sales volume realized in the period.

•	An increase in other assets of $7.9 million, reflecting an income tax refund receivable.

•
A decrease of $8.1 million in accounts payable and accrued expenses, reflecting payment of 2014 year end accruals for incentive compensation programs and the U.S. defined contribution retirement plan, partially offset by amounts accrued during 2015.

•	A decrease in other liabilities of $2.1 million.

2014 net cash provided by operating activities of $82.0 million reflected the following significant items:

•	Net income of $36.6 million, an increase from 2013 of $31.7 million, reflecting improved operating results.

•	Depreciation of PP&E totaling $31.4 million, a decrease of $2.1 million from 2013, reflecting retirements of PP&E in conjunction with the consolidation of facilities.

•	Amortization of $15.1 million, a decrease of $1.0 million from 2013, reflecting the accelerated nature of acquisition accounting effects.

•	Stock-based compensation expense of $4.9 million, compared with $5.6 million in the prior year.

•
Non-cash asset impairment charges totaling $23.0 million, including charges for acquired intangible assets of $21.1 million and $1.2 million related to our facility closure and restructuring activities.

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

•	A decrease in other liabilities of $11.4 million, reflecting cash payments made on post-retirement benefit plan obligations.

2013 net cash provided by operating activities of $97.1 million reflected the following significant items:

•	Net income of $4.8 million, a decrease from 2012 of $34.7 million, reflecting reduced operating results.

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

Cash contributions for pension and other post-employment benefit plans totaled $15.3 million in 2015, $24.2 million in 2014, and $18.2 million in 2013, including a voluntary $5.0 million contribution to our U.S. defined benefit pension plan in 2014. Funding requirements for all such post-retirement benefit plans are expected to total approximately $13 million during 2016. Funding requirements for post-retirement benefit plans can fluctuate significantly from year to year. See further discussion following under “Critical Accounting Policies and Estimates”. The Company intends to make contributions to our funded defined benefit pension plans in 2016 of approximately $1.5 million. The amount of contributions required in subsequent years will depend, in part, on future investment returns on plan assets, changes in actuarial assumptions, regulatory requirements, and market interest rates.

Cash used in investing activities is summarized as follows:

Cash Flows from Investing Activities	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Purchases of property, plant, and equipment	$(35,636)	$(37,317)	$(29,575)
Proceeds from sale of assets	8,078	225	164
Acquisition, net of cash acquired	—	(2,663)	—
Discontinued operations	—	100	3,394
Net cash used in investing activities	$(27,558)	$(39,655)	$(26,017)

Purchases of PP&E are primarily for productivity improvements, expanded manufacturing capacity, new product introductions, information system investments, and replacement of equipment and consumable tooling. Generally, about one-third of our capital spending has represented replacement of consumable tooling, dies, and existing equipment, with the remainder devoted to capacity expansion and productivity improvements. During 2015, we invested a total of $35.6 million in PP&E, compared to $37.3 million in 2014, and $29.6 million in 2013. Capital expenditures in 2015 and 2014 included significant machinery and equipment installed in our Fuzhou, China facility and in our Guelph, Ontario, Canada facility, both for capacity expansion. We expect our purchases of PP&E in 2016 to range between $30.0 million and $40.0 million, including continued investment for productivity improvements, expanded manufacturing capacity, and replacement of equipment and consumable tooling. Proceeds from sale of assets in 2015 included the sale of our former manufacturing facility in Milwaukie, OR for net cash proceeds of $7.4 million. In addition, during 2014, we used $2.7 million of cash to acquire Pentruder, net of cash acquired, and net of $0.5 million in deferred payments. In 2014 and 2013, we collected $0.1 million and $3.4 million, respectively, of proceeds held in escrow related to the 2007 sale of our Forestry Division.

Cash used in financing activities is summarized as follows:

Cash Flows from Financing Activities	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net repayment under revolving credit facilities	$(53,000)	$(39,500)	$(60,000)

Repayment of term loan principal and capital lease obligations	(253,464)	(15,070)	(21,389)
Proceeds from issuance of new term debt	300,000	—	—
Repurchase of common stock	(20,567)	(3,864)	—
Debt issuance costs	(5,169)	—	(1,576)
Stock-based compensation activity	(398)	5,302	627
Net cash used in financing activities	$(32,598)	$(53,132)	$(82,338)

Significant items in 2015 included:

•	Proceeds borrowed under the New Senior Credit Facility, including $300.0 million under the new term loan facility.

•	Repayment of all amounts outstanding under the Old Senior Credit Facility.

•	Scheduled repayments of term loan principal under the New Senior Credit Facility and under capital lease obligations.

•	Repurchase of $20.6 million of Company stock under our stock repurchase program.

•	Debt issuance costs of $5.2 million incurred for the New Senior Credit Facility.

Significant items in 2014 included:

•	Net repayments under the revolving credit facility of $39.5 million.

•	Repayment of $15.1 million in term debt and capital lease obligation principal.

•	Repurchase of $3.9 million of Company stock under our stock repurchase program.

•	Net proceeds of $5.3 million from issuance of stock under stock-based compensation programs.

Significant items in 2013 included:

•	Net repayments under the revolving credit facility of $60.0 million.

•	Repayment of $21.4 million in term debt and capital lease obligation principal, including $6.3 million for 2012 excess cash flow generation as required under the Old Senior Credit Facility agreement.

•	Payment of $1.6 million in debt issuance costs in conjunction with an amendment of our senior credit facilities.

As of December 31, 2015, our contractual and estimated obligations are as follows:

Contractual and Estimated Obligations:
(Amounts in thousands)	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Debt and capital lease obligations (1)	$379,037	$15,728	$31,725	$331,584	$—
Estimated interest payments (2)	67,275	11,634	30,182	25,459	—
Operating lease obligations (3)	48,820	8,406	13,316	10,052	17,046
Other post-employment obligations (4)	12,638	987	1,975	1,975	7,701
Defined benefit pension obligations (5)	1,548	1,548	—	—	—
Purchase commitments (6)	6,345	5,900	445	—	—
Total contractual and estimated obligations	$515,663	$44,203	$77,643	$369,070	$24,747

(1)
Scheduled minimum principal payments on debt and capital lease obligations. Additional voluntary prepayments may also be made from time to time. Additional mandatory principal payments may be required under certain circumstances. See also Note 10 to the Consolidated Financial Statements.

(2)
Estimated future interest payments based on existing debt and capital lease balances, timing of scheduled minimum principal payments, and estimated variable interest rates. See also Note 10 to the Consolidated Financial Statements.

(3)	Minimum lease payments under operating leases. See also Note 14 to the Consolidated Financial Statements.

(4)
Estimated payments for various post-employment benefit plans. The Company also has benefit payment obligations due under its post-retirement medical plan that are not required to be funded in advance, but are pay-as-you-go, and are not included herein. See also Note 13 to the Consolidated Financial Statements.

(5)
Current minimum funding requirements for defined benefit pension plans. These amounts do not include future funding requirements for defined benefit pension plans which are not yet determined. Actual funding requirements may vary significantly in the future due to actual returns on plan assets, changes in assumptions, plan modifications, regulatory changes, and actuarial gains and losses. See additional discussion of these key assumptions and estimates under “Critical Accounting Policies and Estimates” as well as Note 12 to the Consolidated Financial Statements. Additional voluntary funding payments may also be made from time to time.

(6)	Does not include amounts recorded as current liabilities on the balance sheet.

As of December 31, 2015, our recorded liability for uncertain tax positions was $11.4 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with uncertain tax positions, we are unable to make a reasonable estimate of the amounts and periods in which these remaining liabilities might be paid. It is reasonably possible that the estimate of uncertain tax positions could change materially in the near term.

Off Balance Sheet Arrangements

At December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise had we engaged in such relationships.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on the Company’s Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity components, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and consistent with industry practice. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by our more significant judgments and estimates in the preparation of the Consolidated Financial Statements.

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

Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses against our recorded accounts receivable. Such allowance is based on an ongoing review and analysis of customer payments against terms, discussions with customers, and a review of customers’ credit ratings through monitoring services. Based on these reviews and analyses, the allowance is adjusted with a charge or release to SG&A whenever the estimated collectability of an account changes. Additional allowances may be required based on future events or as we obtain new information about our customers’ credit and financial situations.

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

Product Liability Costs. We incur expenses in connection with product liability claims as a result of alleged product malfunctions or defects. Under terms of the divestiture agreements, we remain contractually obligated, as between the buyer and us, to defend or settle product liability claims for products manufactured during our ownership period for certain discontinued operations. We maintain insurance for a portion of these exposures and record a liability for our estimated obligations. We estimate our product liability obligations on a case by case basis, in addition to a review of product performance trends and consideration of the potential liability for claims incurred but not yet reported or future claims on products we have previously manufactured. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available or performance trends change.

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

Workers’ Compensation Costs. We incur expenses in connection with workers’ compensation costs covering our employees and certain former employees. Under terms of the related divestiture agreements, we remain contractually obligated, as between the buyer and us, for workers’ compensation claims for injuries that occurred during our ownership period for certain discontinued operations. We maintain insurance for a portion of this exposure and record a liability for our estimated obligations. We estimate our workers’ compensation obligations on a case by case basis, in addition to consideration of the potential liability for claims incurred but not yet reported. Third party administrators assist us with estimating most of these claims. These estimated obligations are frequently increased or decreased as more information on specific cases becomes available, as performance trends change, and as new claims arise from new incidents of workplace injury.

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

Goodwill. The Company performs annual impairment tests on goodwill in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. The goodwill impairment test is performed in a two-step process. Step 1 involves estimating the fair values of the reporting units using a discounted cash flow analysis as well as other market indicators, such as comparison to other similar market transactions, and with market-based multiples applied to projected earnings. We believe these valuation techniques are reasonable because these are established businesses with reasonably predictable future profit and cash flow levels and because it has been our experience that these techniques are commonly used when valuing businesses in our industry. We compare the estimated fair value of each reporting unit to the recorded value of net assets in order to determine whether impairment is indicated. If this Step 1 analysis indicates potential impairment, we perform a Step 2 analysis of goodwill to measure the impairment. The Step 2 analysis involves estimating the fair value of all assets and liabilities associated with the reporting unit using a variety of techniques. If the recorded amount of any reporting unit’s goodwill exceeds the implied fair value of that goodwill based on the Step 2 analysis, an impairment loss is recognized in an amount equal to that excess.

The projection of future cash flows and valuation of the reporting units is subject to assumptions, uncertainties, and estimates, and the actual future cash flows may differ significantly from these projections. The valuation methods require the estimation of future sales, profitability, and cash flow levels for each goodwill reporting unit. Estimated growth rates for revenues are based on historical growth rates, budgeted and forecasted revenues, market and industry data, and management expectations based on knowledge of the businesses, customers, markets, and general economic conditions. Future expectations for profitability and cash flows are based on historical amounts and operating margins, budgeted and forecasted profitability, management's knowledge of market and general economic conditions, various activities and initiatives either recently implemented or planned for implementation in the future, income tax rates currently in effect in the jurisdictions where the projected cash flows are expected to be generated, and expected levels of future capital expenditures. All of these assumptions are highly judgmental in nature, as they involve predictions about future events and circumstances. For example, many of the factors described in Item 1A, “Risk Factors”, could have a material adverse effect on these businesses and their future cash flows, and therefore on the assumptions used in the discounted cash flow projections. Changes in events, circumstances, or business and market conditions may occur in the future that could create under-performance relative to projected future cash flows, which could result in the recognition of additional goodwill impairment charges in the future.

In addition, the weighted average cost of capital, used as a basis to discount projected future cash flows to their net present value, has a significant effect on the estimated fair value of each reporting unit being evaluated. The weighted average cost of capital assumption is a complex calculation that is based on identification of a set of representative companies considered to be potential market participants for each reporting unit, an assumed representative capital structure, market interest rates, a measure of the leveraged cost of equity capital, and the stock price volatility of the Company as well as other comparable companies.

During 2015, we recognized pre-tax, non-cash goodwill impairment charges totaling $65.9 million. During 2013 we recognized $22.8 million of non-cash goodwill impairment charges. No goodwill impairment charges were recognized during 2014. These goodwill impairment charges reflected reduced short-term expectations of sales, profitability, and cash flows at the related reporting units compared with assumptions used when the original acquisition accounting was prepared. The reduced short-term expectations for these reporting units was influenced by recent actual performance, which was below management expectations, and forecasted expectations of future performance. Although management believes these reporting units will earn increased profitability in the longer term, accounting for goodwill under U.S. GAAP required these impairment charges be recognized in the years indicated.

During 2015, we determined the estimated fair value of our goodwill reporting units in accordance with the above methodology. The following table presents a summary of the 2015 analysis of goodwill and additional information about the sensitivity of the analysis to changes in assumptions.

Goodwill Valuation Results and Sensitivity	Goodwill Reporting Unit
(Amounts in thousands)	FLAG Segment	FRAG Reporting Unit 1	FRAG Reporting Unit 2	Corporate and Other
Goodwill	$63,857	$8,319	$3,822	$221
Percentage by which estimated fair value exceeds recorded net asset value of reporting unit	115.2%	19.1%	9.3%	524.3%
Resulting percentage if projected cash flows were reduced by 10%, but no other assumptions were changed	93.7%	6.9%	(1.7)%	461.8%
Resulting percentage if the discount rate was increased by 1%, but no other assumptions were changed	89.7%	6.0%	—%	461.0%

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

Indefinite-Lived Intangible Assets Other than Goodwill. The Company performs annual impairment tests on intangible assets with indefinite lives in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. The impairment tests are performed by estimating the fair values of the intangible assets using a discounted cash flow analysis. Indefinite-lived intangible assets other than goodwill primarily consist of trade names and trademarks. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. We believe this method is an appropriate valuation technique because it has been our experience that this technique is generally used when valuing trade name intangible assets in our industry. This method requires us to estimate future revenues for the sale of products under the related trade names and trademarks, determine an appropriate royalty rate for each trade name or trademark, and develop a weighted average cost of capital and discount rate to apply to the projected hypothetical cash flows. A discounted cash flow model is prepared based on these assumptions.

The projection of future cash flows is subject to assumptions, uncertainties, and estimates. The discounted cash flow method requires the estimation of future sales levels for products sold under each trade name intangible asset. Estimated growth rates for revenues are based on historical growth rates, budgeted and forecasted revenues, industry and market data, and management expectations based on knowledge of the businesses, customers, markets, and general economic conditions. In addition, income tax rates currently in effect in the jurisdictions where the projected cash flows are expected to be generated are applied to the projected future cash flows. All of these assumptions are highly judgmental in nature, as they involve predictions about future events and circumstances. For example, many of the factors described in Item 1A, “Risk Factors”, could have a material adverse effect on these projected product sales and therefore on the assumptions used in the discounted cash flow method. Changes in events, circumstances, or business and market conditions may occur in the future that could create under-performance relative to projected future cash flows, which could result in the recognition of future impairment charges. In addition, and as discussed above, the weighted average cost of capital used to discount the projected future cash flows to their net present value has a significant effect on the estimated fair value of each intangible asset being evaluated.

During the years ended December 31, 2015, 2014, and 2013, we recognized pre-tax, non-cash impairment charges totaling $12.8 million, $21.1 million, and $2.1 million, respectively, on trade name intangible assets. These impairment charges reflected reduced short-term expectations for sales and profitability of products sold under these trade names compared to the projected product sales and assumed profitability used in the original valuations. The slower growth rates and reduced profitability were based on recent historical performance and market conditions. Accordingly, we reduced the assumed royalty rates for certain of these trade names and the lower assumed royalty rates were a significant factor leading to these impairment charges. Although management believes that sales and profitability for products sold under these trade names will improve in the longer term, accounting for indefinite-lived intangible assets under U.S. GAAP required these impairment charges be recognized in the periods indicated.

As of December 31, 2015, the percentage by which the estimated fair values exceed the recorded values of these indefinite-lived intangible assets ranged from a low of zero for the trade names for which fourth quarter 2015 impairment charges were recognized, to a high of 109%. The weighted average excess of estimated fair value over recorded value for all indefinite-lived intangible assets following the recognition of the 2015 impairment charges was 9.7%. As described above, the estimated fair values of these indefinite-lived intangible assets are highly sensitive to changes in our assumptions. Any adverse changes in projected revenues, assumed royalty rates, discount rates, or income tax rates used in estimating the fair value of these intangible assets could result in the recognition of additional impairment charges. In addition, a change from indefinite-life to finite-life for any of these assets would most likely result in the recognition of additional impairment charges.

Post-Retirement Benefit Plan Obligations. We determine our post-retirement benefit plan obligations on an actuarial basis that requires management to make certain assumptions. These assumptions include the discount rate to be used in calculating the applicable benefit obligation, the long-term rate of return on plan assets for those plans that are funded, the assumed mortality factors to be applied, the anticipated inflation trend on future health care costs, and the assumed rate of compensation inflation. These assumptions are reviewed on an annual basis or if certain plan amendments are enacted. In evaluating these assumptions, consideration is given to market conditions, applicable market indices and benchmarks, in some cases custom developed indices, historical results, and changes in regulations.

The net post-retirement benefit plan obligation is included in employee benefit obligations on the Consolidated Balance Sheets. The total post-retirement obligations are reduced by the fair value of investment assets held in the related pension plan trusts. These pension assets consist of ownership interests in various mutual and commingled investment funds, which in turn hold investments in marketable debt and equity instruments and other investment assets, or in guaranteed insurance contracts. We determine the fair value of these assets by reference to quoted prices in active markets for identical assets and liabilities, where available (“Level 1”). Where Level 1 market prices are not available, we utilize significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations for which all significant assumptions are observable (“Level 2”). Finally, if neither Level 1 nor Level 2 measurements are available, we utilize significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities (“Level 3”) to determine the fair values of such pension assets.

The weighted average assumed rate of return on pension plan assets was 6.1% during 2015 and is 5.4% for 2016. This assumed rate of return on plan assets is based on long-term historical rates of return achieved on similar investments, weighted in the same proportion as our 2015 target weighting, which is 22% equity and 72% debt, and 6% cash equivalents for the U.S. plan, and 100% debt for the Canadian plan. Funding for our other pension plans is generally achieved through guaranteed insurance contracts. To validate the assumed return on assets assumption, we obtained a study of historical rates of return for similar investment categories that calculated actual returns for randomly selected 20-year periods of time over a much longer historical period. From this study, we determined the range of most likely results. We believe these assumed rates of return are reasonable given the asset composition, long-term historic trends, and current economic and financial market conditions.

A weighted average discount rate assumption of 3.7% was used to determine our plan liabilities as of December 31, 2015. We believe these discount rates are reasonable, given comparable rates for high quality corporate bonds with terms comparable to the projected cash flows for our respective plans. To validate this assumption for the U.S. plan we obtained published market indices and benchmarks for such bonds. To further help establish an appropriate discount rate, we obtained the weighted average rate of return on hypothetical customized bond portfolios that more closely match the expected cash outflows of our benefit obligations. Our assumed discount rates are consistent with these customized bond portfolio rates of return and with the relevant market indices and benchmarks for similar debt securities.

We have assumed that health care costs will increase by 6.5% in 2016, 6% in 2017, after which we assume a 0.25% per year reduction in the rate of health care cost increases until a level of 5% is reached. These assumptions are based on historical rates of inflation for health care costs and expectations for future increases in health care costs.

Assumed mortality rates can also significantly affect the projected benefit obligation and expense recognized on our post-employment benefit plans. For example, the Company adopted new mortality rate tables during 2014, which increased the projected benefit obligations of the plans by a total of $15.0 million at that time.

The funded status of our defined benefit pension plans can fluctuate widely due to changes in the interest rates used to determine the discounted benefit obligations, actual returns on invested assets, the amount of contributions made by the Company, changes in regulations concerning required funding and contributions, and changes in actuarial estimates. Due to voluntary contributions made by the Company to the U.S. pension plan and the current funded status, there was no required minimum contribution to this plan for 2015 and there is no required minimum contribution for 2016. However, required funding in future years for this and other retirement plans may increase significantly.

Our annual post-retirement benefit plan expenses can be significantly impacted by changes in these assumptions. For example, a 1% change in the return on assets assumption would change annual pension expense by $1.9 million in 2016. A 1% decrease in the discount rate would increase pension expense by $3.9 million in 2016, and a 1% increase in the discount rate would decrease pension expense by $2.4 million in 2016. A 1% increase in the health care cost trend assumption for 2016 and beyond would increase annual post-retirement medical costs by approximately $0.2 million per year and a 1% decrease in the health care cost trend assumption for 2016 and beyond would decrease annual post-retirement medical costs by approximately $0.2 million a year.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2015, we have a deferred tax asset valuation allowance of $4.8 million, primarily related to state and foreign net operating loss carry forwards.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a summary of recent accounting pronouncements.

Forward Looking Statements
“Forward looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, used in this report, including without limitation our “outlook,” “guidance,” “expectations,” “intent,” “beliefs,” “plans,” “indications,” “estimates,” “anticipations,” and their variants, are based upon available information and upon assumptions that the Company believes are reasonable; however, these forward looking statements involve certain risks and uncertainties, including those set forth in Item 1A, Risk Factors, and should not be considered indicative of actual results that the Company may achieve in the future. Specifically, issues concerning the consummation and potential effects of the Merger, foreign currency exchange rates, the cost to the Company of commodities in general, and of steel in particular, the anticipated level of applicable interest rates, tax rates, discount rates, rates of return, management’s intentions regarding debt repayments, capital expenditures, and contributions to post-retirement benefit plans involve estimates and assumptions. To the extent that these, or any other such assumptions, are not realized going forward, or other unforeseen factors arise, actual results for the periods subsequent to the date of this report may differ materially.

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
Interest Rate Risk. We manage our ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. We have, on occasion, entered into interest rate swap agreements to exchange fixed and variable interest rates based on agreed upon notional amounts and we have entered into interest rate cap agreements that limit the maximum interest rate we can be charged on variable interest rate debt. As of December 31, 2015, all of our outstanding bank debt is subject to variable interest rates and all of our outstanding capital lease obligation principal is subject to fixed interest rates. We executed an interest rate cap agreement covering an initial notional amount of $103.7 million of term loan principal outstanding that capped the maximum interest rate at 7.50% and matured on June 1, 2013. We entered into a series of interest rate swap contracts whereby the interest rate we pay will be fixed at between 3.30% and 4.20%. Contracts covering a notional amount of $30.0 million of term loan principal for the period from June 2013 matured in December 2014. Additional contracts covering notional amounts of $100.0 million in term loan principal will mature in August 2016.
The interest rate under our New Senior Credit Facility consists of a margin applied to either LIBOR or a defined index rate. As of December 31, 2015, a 100 basis point increase in LIBOR for the duration of one year would have increased interest expense by approximately $4.6 million in 2015. Additionally, the interest rates available in certain jurisdictions in which we hold excess cash may vary, thereby affecting the return we earn on cash equivalent short-term investments.
Foreign Currency Exchange Risk. Under selling arrangements, many of our foreign sales are denominated in U.S. Dollars. However, during 2015, approximately 22.9% of our sales and 27.2% of our operating costs and expenses were transacted in foreign currencies. As a result, fluctuations in foreign currency exchange rates impact the amount of our reported sales and operating income. Historically, our principal exposures have been related to local currency revenues, purchases, and expenses in Brazil, Canada, China, Europe, and Japan.
We make regular payments to our wholly-owned subsidiary in Canada, Blount Canada Ltd. (“Blount Canada”) for contract manufacturing services performed on behalf of our U.S. based operations. We selectively hedge a portion of the anticipated payments and underlying local currency denominated manufacturing conversion and operating costs with Blount Canada that are subject to foreign exchange exposure, using zero-cost collar option contracts to manage our exposure to Canadian Dollar exchange rates. These zero-cost collar instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when we settle the hedged payment to Blount Canada. We use the hypothetical derivative method to determine the hedge effectiveness of our zero-cost collar option contracts. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in Canadian Dollar exchange rates on the underlying manufacturing conversion and operating costs. As of December 31, 2015 and 2014, the total notional amount of such contracts outstanding was $32.2 million and $35.9 million, respectively. During 2015, 2014, and 2013 we recognized losses of $0.5 million, $0.2 million, and $0.5 million, respectively, from these contracts due to changes in fair value as of the maturity dates. We have not recognized any amount in earnings in the years ended December 31, 2015, 2014, or 2013 due to ineffectiveness of these Canadian Dollar hedging instruments.
We may, in the future, decide to manage additional exposures to currency exchange rate fluctuations through derivative products. The following table illustrates the estimated translation effect on our 2015 operating results of a hypothetical 10% change in major currencies, defined as the Brazilian Real, Canadian Dollar, Chinese RMB, Euro, and Japanese Yen, in which we conduct sales transactions and incur operating expenses.

Currency Exchange Rate Sensitivity	Effect of 10% Weaker U.S. Dollar – Increase (Decrease)
(Amounts in thousands)	Sales	Cost of Goods Sold	Operating Income
Brazilian Real	$2,292	$2,363	$(460)
Canadian Dollar	1,489	6,247	(5,028)
Chinese RMB	1,200	3,011	(3,680)
Euro	9,488	5,811	1,227
Japanese Yen	1,017	74	828
Russian Ruble	1,267	—	1,094
Commodity Price Risk. We secure raw materials primarily through a centrally administered supply chain organization. We also operate an Asian sourcing office in Suzhou, China. These functions are staffed by professionals who determine the sourcing of materials by assessing quality, availability, price, and service of potential vendors. When possible, multiple vendors are utilized to ensure competitive prices and to minimize risk due to lack of availability of materials. Some of these raw materials are subject to price volatility over time. We have not entered into derivative instruments to hedge against the price volatility of any raw materials during 2015, 2014, or 2013.
Raw material price volatility has not had a significant impact on our results in recent years, with the exception of steel pricing. We purchased approximately $79.2 million of steel in 2015, which was our largest sourced commodity. A hypothetical 10% change in the price of steel would have had an estimated $7.9 million effect on pre-tax income in 2015. We utilize multiple suppliers to purchase steel. We estimate the impact to cost of goods sold in the Consolidated Statements of Income (Loss) from changes in our cost of purchased steel was a decrease of $4.9 million from 2012 to 2013, an increase of $4.1 million from 2013 to 2014, and a decrease of $3.5 million from 2014 to 2015. From time to time, selling prices to certain of our customers have been adjusted based on changes in steel commodity costs. In addition to steel raw material, we also purchase components and sub-assemblies that are made with steel, and prices for these items are also subject to steel price volatility risk. We source many of our lawn and garden products, and our farm, ranch, and agriculture products, from Asia, in certain cases through brokers, and we anticipate expanding this practice in the future. We attempt to mitigate sourcing issues by securing multiple suppliers for products whenever practical.
Fluctuations in the cost of fuel used in transportation can affect the cost of freight we pay both for the acquisition of raw materials and for delivery of our products to our customers. In recent years, we have incurred energy surcharges from our freight vendors. We have on occasion passed a portion of these costs to our customers, but a portion of these costs have also reduced our gross profit. Our total freight cost in 2015 was $46.4 million, and a hypothetical 10% change in freight costs would have had an estimated $4.6 million effect on pre-tax income in 2015. We also use electricity and natural gas in the manufacture of our products and are subject to fluctuations in such utility costs. To date we have not undertaken any hedging activities against these energy-related exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blount International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Blount International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blount International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blount International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 15, 2016

The Board of Directors and Stockholders
Blount International, Inc. and subsidiaries:

We have audited Blount International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Blount International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Blount International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blount International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 15, 2016

To the Board of Directors and Stockholders of Blount International, Inc.

In our opinion, the accompanying consolidated statement of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of Blount International, Inc. and its subsidiaries operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
April 22, 2014

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Sales	$828,569	$944,819	$900,595
Cost of goods sold	603,137	669,703	658,633
Gross profit	225,432	275,116	241,962
Selling, general, and administrative expenses	173,039	187,054	173,516
Facility closure and restructuring costs	2,514	2,763	6,046
Acquisition costs	7,732	—	—
Partial settlement of pension obligation	10,152	—	—
Impairment of acquired intangible assets	78,761	21,074	24,879
Operating income (loss)	(46,766)	64,225	37,521
Interest income	109	268	630
Interest expense	(14,895)	(17,439)	(18,467)
Other income (expense), net	2,699	4,700	(2,120)
Income (loss) before income taxes	(58,853)	51,754	17,564
Provision (benefit) for income taxes	(8,980)	15,190	12,724
Net income (loss)	$(49,873)	$36,564	$4,840
Net income (loss) per share:
Basic	$(1.02)	$0.74	$0.10
Diluted	$(1.02)	$0.73	$0.10
Weighted average shares used in per share calculations:
Basic	48,759	49,652	49,478
Diluted	48,759	50,272	50,122
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net income (loss)	$(49,873)	$36,564	$4,840
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses)	(2,393)	(313)	13
Gains (losses) reclassified to net income	2,972	1,257	501
Unrealized gains (losses), net	579	944	514
Foreign currency translation adjustment	(9,496)	(11,175)	2,529
Pension and other post-employment benefit plans:
Gain from plan amendment	11,829	—	11,577
Partial settlement of pension obligation	(10,152)	—	—
Net actuarial gains (losses)	15,271	(46,480)	24,317
Amortization of net actuarial losses	12,034	6,239	8,456
Amortization of prior service cost	(1,438)	(1,436)	(481)
Post-employment benefit plan liability adjustment	27,544	(41,677)	43,869
Other comprehensive gain (loss), before tax	18,627	(51,908)	46,912
Income tax benefit (provision) on other comprehensive items	(9,019)	12,862	(15,068)
Other comprehensive gain (loss), net of tax	9,608	(39,046)	31,844
Comprehensive income (loss)	$(40,265)	$(2,482)	$36,684
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Blount International, Inc. and Subsidiaries

	December 31,
(Amounts in thousands, except share and per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$25,949	$27,254
Accounts receivable, net	105,159	123,099
Inventories	169,559	164,979
Deferred income taxes	17,954	19,666
Prepaid expenses	10,569	11,589
Assets held for sale	—	7,200
Other current assets	10,181	10,478
Total current assets	339,371	364,265
Property, plant, and equipment, net	179,192	176,409
Deferred income taxes	576	3,022
Intangible assets, net	72,373	97,052
Goodwill	76,218	142,468
Other non-current assets	25,396	18,877
Total Assets	$693,126	$802,093
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,731	$15,131
Accounts payable	43,305	52,690
Accrued expenses	70,089	77,229
Deferred income taxes	7	9
Total current liabilities	129,132	145,059
Long-term debt, excluding current maturities	363,306	369,072
Deferred income taxes	19,835	29,978
Employee benefit obligations	63,301	82,095
Other non-current liabilities	7,079	9,806
Total liabilities	582,653	636,010
Commitments and contingent liabilities
Stockholders’ equity:
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 48,250,363 and 49,629,895 shares outstanding, respectively	483	496
Capital in excess of par value of common stock	606,679	619,223
Accumulated deficit	(423,676)	(371,015)
Accumulated other comprehensive loss	(73,013)	(82,621)
Total stockholders’ equity	110,473	166,083
Total Liabilities and Stockholders’ Equity	$693,126	$802,093
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount International, Inc. and Subsidiaries

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(49,873)	$36,564	$4,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,580	31,425	33,479
Amortization	12,643	15,057	16,041
Stock-based compensation expense	6,028	4,924	5,607
Debt modification charge	2,013	—	—
Partial settlement of pension obligation	10,152	—	—
Asset impairment charges	78,761	23,028	27,351
Deferred income taxes	(15,616)	(10,832)	(5,686)
Other non-cash charges, net	764	1,003	526
Changes in assets and liabilities, excluding acquisition:
(Increase) decrease in accounts receivable, net	11,767	(15,952)	16,781
(Increase) decrease in inventories	(7,975)	(9,933)	17,561
(Increase) decrease in other assets	(7,858)	1,415	(8,460)
Increase (decrease) in accounts payable	(6,649)	8,673	(9,421)
Increase (decrease) in accrued expenses	(1,436)	7,987	(567)
Increase (decrease) in other liabilities	(2,051)	(11,400)	(997)
Net cash provided by operating activities	61,250	81,959	97,055
Cash flows from investing activities:
Purchases of property, plant, and equipment	(35,636)	(37,317)	(29,575)
Proceeds from sale of assets	8,078	225	164
Acquisition, net of cash acquired	—	(2,663)	—
Collection of escrow proceeds from prior sale of discontinued operations	—	100	3,394
Net cash used in investing activities	(27,558)	(39,655)	(26,017)
Cash flows from financing activities:
Net repayment under revolving credit facilities	(53,000)	(39,500)	(60,000)
Repayment of term loan principal and capital lease obligations	(253,464)	(15,070)	(21,389)
Proceeds from issuance of new term debt	300,000	—	—
Repurchase of common stock	(20,567)	(3,864)	—
Debt issuance costs	(5,169)	—	(1,576)
Excess tax benefit from stock-based compensation	—	33	302
Proceeds from stock-based compensation activity	—	5,925	804
Taxes paid on stock-based compensation activity	(398)	(656)	(479)
Net cash used in financing activities	(32,598)	(53,132)	(82,338)
Effect of exchange rate changes	(2,399)	(4,715)	3,830
Net decrease in cash and cash equivalents	(1,305)	(15,543)	(7,470)
Cash and cash equivalents at beginning of year	27,254	42,797	50,267
Cash and cash equivalents at end of year	$25,949	$27,254	$42,797
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Blount International, Inc. and Subsidiaries

(Amounts in thousands)	Shares	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2012	49,140	$491	$606,495	$(411,559)	$(75,419)	$120,008
Net income				4,840		4,840
Foreign currency translation adjustment					2,529	2,529
Unrealized gains					514	514
Gain from plan amendment					11,577	11,577
Actuarial gains					24,317	24,317
Amortization of net actuarial losses and prior service cost					7,975	7,975
Income tax provision on other comprehensive income (loss)					(15,068)	(15,068)
Stock issued for options, SARs, and restricted stock, net of tax effects	239	3	624			627
Stock compensation expense			5,607			5,607
Balance December 31, 2013	49,379	494	612,726	(406,719)	(43,575)	162,926
Net income				36,564		36,564
Foreign currency translation adjustment					(11,175)	(11,175)
Unrealized gains					944	944
Actuarial losses					(46,480)	(46,480)
Amortization of net actuarial losses and prior service cost					4,803	4,803
Income tax benefit on other comprehensive income (loss)					12,862	12,862
Repurchases of common stock	(241)	(2)	(3,002)	(860)		(3,864)
Stock issued for options, SARs, and restricted stock, net of tax effects	492	4	4,575			4,579
Stock compensation expense			4,924			4,924
Balance December 31, 2014	49,630	496	619,223	(371,015)	(82,621)	166,083
Net loss				(49,873)		(49,873)
Foreign currency translation adjustment					(9,496)	(9,496)
Unrealized gains					579	579
Gain from plan amendment					11,829	11,829
Partial settlement of pension obligation					(10,152)	(10,152)
Actuarial gains					15,271	15,271
Amortization of net actuarial losses and prior service cost					10,596	10,596
Income tax provision on other comprehensive income (loss)					(9,019)	(9,019)
Repurchases of common stock	(1,444)	(14)	(17,765)	(2,788)		(20,567)
Stock issued for options, SARs, and restricted stock, net of tax effects	64	1	(807)			(806)
Stock compensation expense			6,028			6,028
Balance December 31, 2015	48,250	$483	$606,679	$(423,676)	$(73,013)	$110,473
The Company holds 2,067,068 shares of its common stock in treasury. These shares have been accounted for as constructively retired in the Consolidated Financial Statements, and are not included in the number of shares outstanding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. The Company is a global manufacturer and marketer of equipment, accessories, and replacement parts sold to consumers and professionals in select end-markets, including the forestry, lawn and garden; farm, ranch, and agriculture; and construction sectors. The Company manufactures and markets branded products, serving professional loggers, arborists, construction workers, homeowners, equipment dealers, landscapers, farmers, rural land owners, and OEMs. The Company’s manufactured products include cutting chain, guide bars, and sprockets for chain saw use, lawnmower and other cutting blades for outdoor power equipment, grass and crop cutting equipment, electric and gas-powered log splitters, tractor attachments, riding lawnmowers, and concrete cutting and finishing equipment. The Company maintains manufacturing facilities in the U.S., Brazil, Canada, China, and France. We also market and distribute other products and accessories closely aligned with the products that we manufacture, including cutting line and spools for line trimmers, safety equipment and clothing, small engine replacement parts, small tractor linkage parts and attachments, and other accessories used in the market sectors we serve. Many of the products we manufacture are sold to OEMs for use on new chain saws and landscaping equipment, or for private branding purposes, using the OEMs’ brands.

Basis of Presentation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and are prepared in conformity with U.S. GAAP. All significant intercompany balances and transactions have been eliminated.

Foreign Currency. Foreign subsidiaries whose operations are principally conducted in U.S. Dollars are designated as U.S. Dollar functional currency subsidiaries. For such subsidiaries, monetary assets and liabilities are re-measured into U.S. Dollars at the current exchange rate, while other items considered non-monetary (principally inventories, certain prepaid expenses, PP&E and certain liabilities) are re-measured at historic exchange rates. Sales and other costs and expenses are re-measured at the average exchange rate for the period. The resulting foreign exchange adjustments for U.S. Dollar functional currency subsidiaries are recognized in income. Assets and liabilities of the remaining foreign operations are translated to U.S. Dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the assets and liabilities of these remaining foreign operations are reflected as “other comprehensive income (loss)” in stockholders’ equity and in the Consolidated Statements of Comprehensive Income. Foreign currency transaction gains and losses from settling transactions denominated in currencies other than the U.S. Dollar are recognized in the Consolidated Statements of Income (Loss) when realized.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the components of equity, and the disclosure of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses recognized during the reporting periods. Estimates are used when accounting for many items in the financial statements, including the allowance for doubtful accounts, inventory obsolescence, goodwill and other long-lived assets, product warranties, casualty insurance costs, product liability reserves and related expenses, environmental remediation costs, other legal proceedings, employee benefit plans, income taxes and deferred tax assets and liabilities, contingencies, marketing programs, and sales returns and allowances. Management is continually evaluating and updating these estimates and it is reasonably possible that these estimates will change in the future.

Cash and Cash Equivalents. All highly liquid temporary cash investments with maturities of 90 days or less at the date of investment that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates are considered to be cash equivalents.

Allowance for Doubtful Accounts. The Company estimates the amount of accounts receivable that may not be collectible and records an allowance for doubtful accounts which is presented net with accounts receivable on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $2.6 million and $2.9 million, respectively. It is reasonably possible that actual collection experience may differ significantly from management’s estimate.

Inventories. Inventories are recorded at the lower of cost or market. The Company initially determines the cost of most raw materials, work in process, and finished goods inventories by standard cost, but adjusts inventories to actual cost determined on the first in, first out (“FIFO”) method. The Company writes down its inventories for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Gains or losses on disposal are reflected in income. PP&E under capital lease is capitalized, with the related obligations stated at the principal portion of future lease payments. Interest cost incurred during the period of construction of plant and equipment is capitalized. Capitalized interest was $0.2 million in 2015, $0.2 million in 2014, and $0.2 million in 2013.

Goodwill. The Company performs an annual impairment test on goodwill in the fourth quarter of each fiscal year, or when events occur or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The impairment tests are performed in a two-step process. In the first step, the fair values of the goodwill reporting units are estimated using discounted projected cash flows and other market value indicators. The discounted cash flow method requires that we estimate the future cash flows of the reporting unit and discount those cash flows at a selected discount rate which is often at the estimated weighted average cost of capital. We believe the discounted projected cash flow method is an appropriate valuation technique because these are established businesses with reasonably predictable future cash flows and because it has been our experience that this technique is commonly used when valuing businesses in our industry. We also use other market value indicators commonly used for such purposes such as profitability multipliers and comparisons to other recent transactions in arriving at an overall estimate of fair value.

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

Indefinite-Lived Intangible Assets Other than Goodwill. The Company performs annual impairment tests on indefinite-lived intangible assets other than goodwill, consisting of trade names and trademarks, in the fourth quarter of each fiscal year, or when events occur or circumstances change that indicate that it is more likely than not that these assets may be impaired. The impairment tests are performed by estimating the fair values of the indefinite-lived intangible assets using a discounted projected cash flow model. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue from product sales, the appropriate royalty avoidance rate, and the discount rate for each indefinite-lived intangible asset. We believe the discounted cash flow model based on the relief of royalty method is an appropriate valuation technique because it has been our experience that this technique is generally used when valuing such assets. In addition, each reporting period the Company evaluates whether there have been any changes in events or circumstances that would indicate that the indefinite life is no longer appropriate.

Finite-Lived Intangible Assets. The Company evaluates the remaining useful lives of intangible assets being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. During the three years ended December 31, 2015, the Company has changed a total of three indefinite-lived intangible assets to finite lives and commenced amortization of the recorded amounts. Prior to converting indefinite-lived intangible assets to a finite life, they are tested for impairment and, if impairment is indicated, it is recognized in the period that the useful life is changed.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows from the asset or asset group. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for estimated disposal costs. Impairment charges of $1.2 million and $2.5 million were recognized on PP&E for the years ended December 31, 2014 and 2013, respectively. There were no such impairments recognized in the year ended December 31, 2015. See also Notes 4 and 6.

Deferred Financing Costs. The Company capitalizes costs incurred in connection with establishing or amending credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the straight line method, which approximates the effective interest rate method. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to other expense, and similarly adjusts the future amortization expense. See Note 7 for further discussion of deferred financing costs.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Included in recorded tax liabilities are estimated amounts related to uncertain tax positions. Actual tax liabilities may differ materially from these estimates. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, and includes the recorded balance in the liability for uncertain tax positions on the Consolidated Balance Sheets.

Product Liability. The Company monitors claims that relate to the alleged malfunction or defects of its products that may result in an injury to the equipment operator or others. The Company records an accrued liability and charge to operating results for its estimated obligation as claims are incurred and evaluated. The accrual may increase or decrease as additional information regarding claims develops.

Environmental Remediation Liabilities. The Company is conducting several testing, monitoring, and remediation efforts regarding environmental matters at certain of its current and former operating sites. In addition, from time to time, regulatory bodies and third parties have asserted claims to the Company alleging responsibility for environmental remediation. The Company records a charge to expense and an increase in accrued expenses for the estimated cost of environmental remediation whenever it determines it is probable a remediation effort will be required. The accrual may increase or decrease as new information is received, regulatory changes are enacted, or changes in estimate are developed.

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

Derivative Financial Instruments. The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, and commodity prices. The Company’s risk management policy allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate, and commodity price exposures. The policy specifies that derivatives are not to be used for speculative or trading purposes and formally designates the financial instruments used as a hedge of a specific underlying exposure or forecasted transaction. The Company formally assesses, both at inception and at least quarterly thereafter, using the hypothetical derivative method, whether the derivatives used qualify for hedge accounting and are effective at offsetting the related underlying exposure. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. As of December 31, 2015 and 2014, derivatives consisted of foreign currency hedge instruments and interest rate swap agreements, all of which were designated as cash flow hedges. The effective portion of changes in the fair value of hedging derivative instruments is recognized in other comprehensive income (loss) until the instrument is settled, at which time the gain or loss is recognized in current earnings. Any ineffective portion of changes in the fair value of hedging derivative instruments, should it occur, would be recognized immediately in earnings. See further information in Note 21.

Revenue Recognition. The Company recognizes revenue when persuasive evidence that a sales arrangement exists, title and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collectability is reasonably assured, which has historically been upon the date of shipment of product for the majority of the Company’s sales transactions. There are also shipments for which revenue is not recognized until delivery has occurred due to the contractual terms of the transactions. We account for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (e.g., sales, use, value-added, etc.) on a net (excluded from revenues) basis.

The FRAG segment offers certain pre-season early-order programs for its agricultural attachment products in the United States and Canada whereby customers may order and take delivery of products prior to the spring and summer selling seasons. Products sold under pre-season programs carry cash discounts in conjunction with delayed payment terms of up to twelve months and have no right of return. Payment is due at the earlier of the expiration of terms or when sold by the customer, whichever occurs first.

Shipping and Handling Costs. The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as cost of goods sold in the Consolidated Statements of Income (Loss). When freight charges are billed to the customer, the amount is classified as sales in the Consolidated Statements of Income (Loss).

Sales Incentives. The Company provides various sales incentives to customers in the form of coupons, rebates, discounts, free product, and cooperative advertising allowances. Many of the discounts are based on the volume of customer purchases. The estimated costs of such programs are recorded at the time the related revenue is recognized. Sales discounts and volume rebates are recorded as a reduction to revenue, free product is recorded as cost of goods sold, and cooperative advertising allowances are recorded as SG&A. The provision for these incentives is deducted from accounts receivable, net on the Consolidated Balance Sheets, and totaled $7.1 million and $9.9 million as of December 31, 2015 and 2014, respectively.

Advertising. Advertising costs are expensed as incurred, except for cooperative advertising allowances, which are estimated and accrued over the period the revenues are recognized. Advertising costs were $9.0 million, $10.7 million, and $9.0 million for 2015, 2014, and 2013, respectively.

Research and Development. Expenditures for research and development are expensed as incurred and include costs of direct labor, indirect labor, materials, overhead, and outside services. These costs were $16.0 million, $16.1 million, and $15.2 million for 2015, 2014, and 2013, respectively, and are included in SG&A in the Consolidated Statements of Income (Loss).

Reclassifications. Certain immaterial amounts in the prior period footnotes have been reclassified to conform to the current period presentation. See also Note 22.

Recent Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, as amended, is currently effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. This standard is effective for the Company on January 1, 2016 and will affect the Company's footnote disclosures concerning the fair value of certain assets related to post-employment benefit plans.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market principle to the lower of cost and net realizable value principle. The guidance affects entities that use the FIFO or average cost methods, but does not affect entities that use the last-in, first-out or retail inventory methods. Since the Company uses the FIFO method for cost measurement, changes in inventory will be measured at the lower of cost and net realizable value, instead of at the lower of cost or market. The new guidance is effective for Blount on January 1, 2017 and requires prospective adoption. The Company has not yet completed its analysis of the impact of this new guidance but management does not believe it will have a material affect on the Company's presentation of inventories on the Consolidated Balance Sheets.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which simplifies financial reporting by removing the requirement to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet, and instead requires these amounts to be classified solely as non-current. This standard is effective for Blount on January 1, 2017 and can be applied prospectively or retrospectively with early adoption permitted. The Company has not elected to participate in the early adoption of this standard as of December 31, 2015. The Company continues to evaluate this new guidance and has not yet determined when it will adopt the amendments contained in ASU 2015-17 or whether it will use the prospective or retrospective approach. Adoption of this guidance will affect the Company's presentation of deferred tax assets and liabilities on the Consolidated Balance Sheets.

In January 2016, the FASB issued ASU 2016-01, Financial Instrument-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments and related disclosures. The main provisions of the ASU will include: i) requirements to measure equity investments (except those accounted for under the equity method of accounting) at fair value with changes in fair value recognized in net income; ii) simplification of the impairment assessment of equity investments without readily determinable fair values; iii) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; iv) requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; v) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and vi) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or footnotes. This standard is effective for Blount on January 1, 2018, with early adoption permitted, in certain circumstances. The Company has not yet determined the impact that ASU 2016-01 will have on its Consolidated Financial Statements and related footnote disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company January 1, 2019, with early adoption permitted. In addition, ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not yet determined the impact that ASU 2016-02 will have on its Consolidated Financial Statements and related footnote disclosures nor decided whether it will use the transition relief in implementation.

NOTE 2: MERGER AGREEMENT

On December 9, 2015, we entered into the Merger Agreement to be acquired by affiliates of American Securities and P2 Capital Partners in an all-cash transaction valued at approximately $855 million, including the assumption of debt. Under the terms of the Merger Agreement, upon the consummation of the transaction, Blount stockholders will receive $10.00 in cash, without interest, for each share of Blount common stock they hold.

The independent members of the Board unanimously approved the proposed transaction based upon the unanimous recommendation of a Special Committee, which was comprised of independent directors and advised by its own financial and legal advisers.

The consummation of the proposed Merger is expected to occur during the second quarter of fiscal year 2016, and remains subject to receipt of certain required regulatory approvals, the approval of the holders of a majority of the outstanding shares of Blount common stock and the satisfaction or waiver of other customary closing conditions. The meeting at which Blount stockholders will vote on the adoption of the Merger Agreement is currently scheduled to take place on April 7, 2016. However, there can be no assurance the Merger will be consummated at all or that it will close within the second quarter of fiscal year 2016. If the proposed Merger is consummated, Blount common stock will cease to be traded on the New York Stock Exchange and we will no longer be a publicly-traded company.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of approximately $14.7 million.

NOTE 3: ACQUISITION

2014 Acquisition of Pentruder Inc.

On January 29, 2014, we acquired Pentruder and became the exclusive distributor of Pentruder high-performance concrete cutting systems in North and South America. Pentruder operates a distribution center in Chandler, Arizona, and is reported within the Corporate and Other category as part of the Company's CCF equipment business. Intangible assets totaling $5.2 million were recorded in conjunction with this acquisition, consisting of a distribution agreement, a non-compete agreement, and goodwill of $0.2 million. The distribution agreement is being amortized over a 7 years useful life and the non-compete agreement is being amortized over a 5 years useful life.

NOTE 4: FACILITY CLOSURE AND RESTRUCTURING COSTS

In August 2013, the Company announced its two manufacturing facilities in Portland, Oregon would be consolidated into one location, and its Milwaukie, Oregon location would be closed, to further improve operating efficiencies and lower manufacturing costs. Direct costs associated with this action were $1.2 million and $8.2 million in the twelve months ended December 31, 2014 and December 31, 2013, respectively, for a total of $9.4 million on this restructuring activity. Of these total charges, $4.0 million were cash transition costs, including severance and equipment moving expenses, and $5.4 million were non-cash charges for impairment and accelerated depreciation on PP&E. In the year ended December 31, 2013, $2.2 million of these costs were reported in cost of goods sold. This restructuring activity was completed in 2014 and all severance and other expenses had been paid as of December 31, 2014.

In 2014 the Company consolidated its North American lawn and garden blade manufacturing into its Kansas City, Missouri plant and closed a small facility located in Queretaro, Mexico. This consolidation was undertaken in order to reduce operating costs and improve efficiencies. During the twelve months ended December 31, 2014, we recognized direct costs of $1.6 million associated with this plant closure and consolidation, including non-cash charges of $0.5 million for impairment of equipment and cash expenses of $1.1 million for lease exit costs, moving expenses, and employee severance. There were no such costs recognized in the twelve months ended December 31, 2015. This restructuring activity was completed in 2014 and all severance and other expenses had been paid as of December 31, 2014.

In the third quarter of 2015, the Company took certain actions to reduce its global headcount and lower operating costs in response to weak market conditions and lower 2015 sales. Total charges recognized in the twelve months ended December 31, 2015 were $2.5 million, primarily representing severance benefits. As of December 31, 2015, all accrued severance and other expenses had been paid and the Company does not expect to incur additional significant charges in relation to this restructuring activity.

NOTE 5:  INVENTORIES

Inventories consisted of the following:

Inventories	December 31,
(Amounts in thousands)	2015	2014
Raw materials and supplies	$22,137	$21,119
Work in progress	19,156	19,616
Finished goods	128,266	124,244
Total inventories	$169,559	$164,979

NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

Property, Plant, and Equipment	December 31,
(Amounts in thousands)	2015	2014
Land	$5,962	$6,330
Buildings and improvements	76,679	72,853
Machinery and equipment	318,672	308,654
Furniture, fixtures, and office equipment	53,559	49,267
Construction or equipment acquisitions in progress	21,062	25,404
Accumulated depreciation and amortization	(296,742)	(286,099)
Total property, plant, and equipment, net	$179,192	$176,409

In August 2013, the Company announced that its two manufacturing facilities in Portland, Oregon would be consolidated into one location to further improve efficiencies. The land and building vacated by this action is presented as assets held for sale on our Consolidated Balance Sheet as of December 31, 2014. This land and building were sold in the fourth quarter of 2015 for net proceeds of $7.4 million and a net loss on disposal of $0.2 million was recognized in other income (expense), net on the Consolidated Statement of Income (Loss). Assets held for sale were adjusted to estimated fair value using Level 3 inputs under the fair value hierarchy. See Note 12 for a description of the framework for measuring fair value and Levels 1, 2, and 3. We recognized non-cash impairment charges of $0.5 million in other income (expense), net and $2.0 million in plant closure and restructuring costs on the Consolidated Statements of Income (Loss) in the years ended December 31, 2014 and 2013, respectively to adjust the carrying value to estimated net realizable value. See Note 4 for additional discussion of facility closure and restructuring costs.

NOTE 7:  DEFERRED FINANCING COSTS

During 2015, the Company entered into a New Senior Credit Facility and repaid all amounts owed under its Old Senior Credit Facility. Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are amortized over the term of the related debt instruments. Deferred financing costs and the related amortization expense are adjusted when any pre-payments of principal are made to the related outstanding loan. Deferred financing costs are included in other non-current assets on the Consolidated Balance Sheets. See also Note 10. The following activity occurred during the years indicated:

Deferred Financing Costs	Year Ended December 31,
(Amounts in thousands)	2015	2014
Beginning balance	$3,247	$5,195
Financing costs deferred	4,080	—
Write off due to early extinguishment of debt	(925)	—
Amortization	(1,430)	(1,948)
Ending balance	$4,972	$3,247

Amortization expense, assuming no further cost deferrals or prepayments of principal, is expected to be as follows:

Deferred Financing Costs Amortization	Expected Annual
(Amounts in thousands)	Amortization
2016	$1,147
2017	1,147
2018	1,147
2019	1,147
2020	384
Total scheduled amortization	$4,972

If the proposed Merger is completed as expected, the Company's senior credit facilities will be paid in full and Blount will enter into new senior credit facilities. As a consequence, the above deferred financing costs would be expected to be written off with a charge to income, and new deferred financing costs would be expected to be recognized on the Consolidated Balance Sheet.

NOTE 8:  INTANGIBLE ASSETS, NET

The following table summarizes intangible assets:

		December 31, 2015		December 31, 2014
Intangible Assets	Life	Gross	Accumulated	Gross	Accumulated
(Amounts in thousands)	In Years	Carrying Amount	Amortization	Carrying Amount	Amortization
Goodwill	Indefinite	$76,218	$—	$142,468	$—
Trademarks and trade names	Indefinite	23,772	—	37,128	—
Total with indefinite lives		99,990	—	179,596	—
Distribution and non-compete agreements	2 - 7	6,092	2,528	6,092	1,789
Patents	11 - 13	5,320	2,855	5,320	2,422
Manufacturing technology	1	2,244	2,244	2,415	2,415
Trademarks and trade names	1 - 10	507	401	497	420
Customer relationships	10 - 19	106,088	63,622	106,754	54,108
Total with finite lives		120,251	71,650	121,078	61,154
Total intangible assets		$220,241	$71,650	$300,674	$61,154

The Company has recognized goodwill impairment charges as follows:

Goodwill Impairment Charges	Year Ended December 31,			Cumulative
(Amounts in thousands)	2015	2014	2013
FLAG Segment	$—	$—	$1,912	$1,912
FRAG Segment	65,920	—	20,853	86,773
Total goodwill impairment charges	$65,920	$—	$22,765	$88,685

The change in goodwill by reporting segment was as follows:

Change in Goodwill	FLAG	FRAG	Corporate and Other	Total
(Amounts in thousands)
December 31, 2014	$64,174	$78,061	$233	$142,468
Impairment	—	(65,920)	—	(65,920)
Effect of changes in foreign currency translation rates	(329)	—	(1)	(330)
December 31, 2015	$63,845	$12,141	$232	$76,218

The Company has recognized impairment charges on indefinite-lived intangible assets other than goodwill as follows:

Indefinite-Lived Intangible Asset Impairment Charges	Year Ended December 31,			Cumulative
(Amounts in thousands)	2015	2014	2013
FLAG Segment	$—	$—	$1,380	$1,380
FRAG Segment	12,841	21,074	734	34,649
Total indefinite-lived intangible asset impairment charges	$12,841	$21,074	$2,114	$36,029

The Company performs an impairment analysis of indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. The goodwill impairment charges summarized in the table above were recognized based on revised lower short-term expectations about future profitability and cash flows of certain goodwill reporting units. A discounted cash flow model as well as other market indicators were used to estimate the fair value of the goodwill reporting units. The impairment charges summarized in the table above on indefinite-lived intangible assets other than goodwill were recognized based on revised lower short-term expectations about future product sales and profitability for certain specific trade names, and a corresponding reduction in the estimated royalty rates applied in the valuation of such trade names. A discounted cash flow model using the relief from royalty method was used to measure the estimated fair value of these assets.

Determining the fair value of goodwill and other indefinite-lived intangible assets is a complex process involving the discounting of projected future cash flows to present value. The process involves numerous significant assumptions about future events and is highly judgmental in nature. For certain of the Company's goodwill reporting units and indefinite-lived intangible assets other than goodwill, the estimated fair value exceeds the recorded value of net assets by a limited amount. Significant adverse developments or changes in assumptions related to these goodwill reporting units or other indefinite-lived intangible assets could result in additional impairment charges being recognized in the future. See additional information in Note 1. See also Note 12 for a description of the framework for measuring fair value and Note 21 for a list of intangible assets carried on the Consolidated Balance Sheet as of December 31, 2015 at recently determined fair values.

As of December 31, 2015, a total of $38.2 million of goodwill is deductible for tax purposes and is being amortized on the U.S. tax return. The accumulated tax amortization on this deductible goodwill was $35.1 million at December 31, 2015.

Amortization expense for intangible assets included in the Consolidated Statements of Income (Loss) was as follows:

Amortization Expense for Intangible Assets	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Amortization expense	$11,213	$13,109	$14,245

Amortization expense for these intangible assets is expected to total $9.8 million in 2016, $8.2 million in 2017, $6.9 million in 2018, $5.8 million in 2019, and $5.0 million in 2020.

NOTE 9:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

Accrued Expenses	December 31,
(Amounts in thousands)	2015	2014
Salaries, wages, incentive compensation, and related withholdings	$21,651	$33,280
Accrued taxes	8,061	6,912
Accrued advertising costs	6,102	5,504
Employee benefits	5,432	5,800
Accrued customer incentive programs	5,268	5,509
Accrued acquisition costs	4,640	—
Accrued professional services fees	4,093	3,532
Product liability reserves	2,850	3,079
Accrued freight	2,416	2,153
Unrealized loss on derivative instruments	1,955	2,032
Product warranty reserve	1,603	1,473
Accrued interest	1,043	1,214
Other	4,975	6,741
Total accrued expenses	$70,089	$77,229

NOTE 10:  DEBT

Debt is summarized as follows:

Debt	As of December 31,
(Amounts in thousands)	2015	2014
Revolving credit facility	$82,500	$135,500
Term loans	292,500	245,453
Capital lease obligations	4,037	3,250
Total debt	379,037	384,203
Less current maturities	(15,731)	(15,131)
Long-term debt, excluding current maturities	$363,306	$369,072
Weighted average interest rate at end of year	2.30%	2.70%

Senior Credit Facilities. The Company, through its wholly-owned subsidiary, Blount, Inc., maintained the Old Senior Credit Facility which had been amended and restated on several occasions. As of December 31, 2014, the Old Senior Credit Facility consisted of a revolving credit facility and a term loan. On May 5, 2015, the Company entered into the New Senior Credit Facility, which also consists of a revolving credit facility and a term loan.

May 2013 Amendment of Old Senior Credit Facility. On May 3, 2013, the Old Senior Credit Facility was amended to modify the minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant. The amendment also included a mechanism that allowed for adjustment to interest rates if the leverage ratio exceeded certain limits and made certain other modifications to the credit agreement. The Company incurred $1.6 million in fees and transaction costs in connection with this amendment, of which $0.1 million was expensed in the Consolidated Statement of Income (Loss), and the remainder was deferred to be amortized over the remaining term of the credit facility.

March 2014 Amendment of Old Senior Credit Facility. On March 28, 2014, the Old Senior Credit Facility was amended to extend the due date to provide audited financial statements for the year ended December 31, 2013 by an additional 60 days to May 30, 2014. The Company incurred no fees or transaction costs in connection with this amendment and provided its audited financial statements within the required deadline.

May 2015 New Senior Credit Facility. On May 5, 2015, the Company entered into a new senior secured credit facility consisting of a $300.0 million revolving credit facility and an initial $300.0 million term loan. Upon closing of the New Senior Credit Facility, the Company repaid all amounts outstanding and terminated the Old Senior Credit Facility. The Company paid fees and expenses totaling $5.2 million on the issuance of the New Senior Credit Facility, of which $4.1 million was deferred to the balance sheet and $1.1 million was expensed. The Company also recognized $0.9 million in expense of previously deferred and unamortized financing costs in conjunction with closing on the New Senior Credit Facility.

March 2016 Amendment of New Senior Credit Facility. Effective March 11, 2016, the Company, through its wholly-owned subsidiary, Blount, Inc., entered into the First Amendment to the New Senior Credit Facility. The amendment changed the definition of "Consolidated EBITDA" to allow for the add back of certain non-recurring cash expenses associated with the proposed Merger up to a maximum of $15.0 million in the aggregate, provided such costs are incurred between August 6, 2015 and June 30, 2016. The amendment further requires the Company to make a mandatory repayment of principal borrowed under the New Senior Credit Facility with, among other Extraordinary Receipts (as defined in the New Senior Credit Facility), any “break-up” or similar fee received in connection with the proposed Merger. Finally the amendment requires the Company to pay an amendment fee equal to 0.05% of the New Senior Credit Facility principal balances should the proposed Merger not be consummated on or before July 1, 2016.

Terms of New Senior Credit Facility as of December 31, 2015. The New Senior Credit Facility consists of a $300.0 million revolving credit facility and a $292.5 million term loan. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200.0 million. The revolving credit facility provides for total available borrowings of up to $300.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. As of December 31, 2015, the Company had the ability to borrow an additional $43.9 million under the terms of the revolving credit agreement. Interest is due periodically and interest rates are variable based on a margin added to the LIBOR Rate, or a Base Rate, as defined in the related agreement. The margin added to these reference rates is variable depending on the Company's Consolidated Leverage Ratio, as defined in the related agreement, calculated on a trailing twelve month basis. Additional margin is added to the LIBOR or Base Rate as outlined in the following table.

Consolidated Leverage Ratio
Less than 1.25	Between 1.25 and 2.00	Between 2.00 and 2.75	Between 2.75 and 3.50	3.50 or above
LIBOR + 1.25%	LIBOR + 1.50%	LIBOR + 1.75%	LIBOR + 2.00%	LIBOR + 2.25%
Base Rate + 0.25%	Base Rate + 0.50%	Base Rate + 0.75%	Base Rate + 1.00%	Base Rate + 1.25%

As of December 31, 2015, the Company's consolidated leverage ratio was 3.81. Interest is payable on the individual maturity dates for each LIBOR-based borrowing and quarterly on Base Rate borrowings. Any outstanding principal under the revolving credit facility is due in its entirety on the maturity date of May 5, 2020.

Under the New Senior Credit Facility, the term loan bears interest under the same terms as the revolving credit facility and also matures on May 5, 2020. The term loan facility requires quarterly principal payments of $3.8 million, with a final payment of $225.0 million due on the maturity date. Once repaid, principal under the term loan facility cannot be re-borrowed.

The Company has entered into a series of interest rate swap agreements that fix the interest rate the Company will pay at between 3.65% and 3.70% on $100.0 million of the term loan principal. The interest rate swap agreements mature in August 2016. The weighted average interest rate at December 31, 2015, including the effect of the interest rate swap agreements, is 2.68%. See Note 21 for further discussion of the interest rate swap agreements.

The amended and restated New Senior Credit Facility contains financial covenants, including, as of December 31, 2015:

•
Minimum consolidated fixed charge coverage ratio, defined as Adjusted EBITDA divided by the sum of cash payments for interest, taxes, and scheduled debt principal payments, calculated on a trailing twelve-month basis. The minimum consolidated fixed charge coverage ratio is set at 1.25 through the maturity date.

•
Maximum consolidated leverage ratio, defined as total consolidated funded indebtedness divided by EBITDA, calculated on a trailing twelve-month basis. The maximum consolidated leverage ratio, measured as of the end of each fiscal quarter, is set at 4.25 through December 31, 2015, 4.00 from March 31, 2016 through December 31, 2016, 3.75 from March 31, 2017 through December 31, 2017, and 3.50 thereafter.

In addition, there are covenants, restrictions, or limitations relating to acquisitions, investments, liens, indebtedness, dividends on our stock, the sale or repurchase of our stock, the sale of assets, and other categories. In the opinion of management, the Company was not out of compliance with any covenants as of December 31, 2015 under the New Senior Credit Facility. Non-compliance with these covenants is an event of default under the terms of the New Senior Credit Facility, and could result in severe limitations to our overall liquidity, and the lenders could require immediate repayment of outstanding amounts, potentially requiring the sale of a sufficient amount of our assets to repay the outstanding loans.

Amounts borrowed under the New Senior Credit Facility may be prepaid at any time without penalty. There could also be additional mandatory repayment requirements related to the sale of Company assets, the issuance of new debt, or various other items. No additional mandatory payments were required in the years ended December 31, 2015 or 2014, under either the Old Senior Credit Facility or the New Senior Credit Facility. However, under the Old Senior Credit Facility, $6.3 million in mandatory principal payments were made in the year ended December 31, 2013 due to excess cash flow generated during the year ended December 31, 2012. The New Senior Credit Facility agreement does not contain any provisions that would require early payment due to any adverse change in our credit rating.

The New Senior Credit Facility is incurred by the Company's wholly-owned subsidiaries, Blount, Inc. and Omark Properties, Inc. (the "Borrowers"). The Company and all of its domestic subsidiaries, other than the Borrowers, guarantee the Borrowers' obligations under the New Senior Credit Facility. The obligations under the New Senior Credit Facility are collateralized by a first priority security interest in substantially all of the assets of Blount, Inc. and its domestic subsidiaries, as well as a pledge of all of Blount, Inc.’s capital stock held by Blount International, Inc. and all of the stock of domestic subsidiaries held by Blount, Inc. Blount, Inc. has also pledged 65% of the stock of its direct non-domestic subsidiaries as additional collateral.

Minimum principal payments required under the revolving credit facility borrowings and term loan are as follows:

Minimum Principal Payments on Bank Debt
(Amounts in thousands)	Payments
2016	$15,000
2017	15,000
2018	15,000
2019	15,000
2020	315,000
Total debt	$375,000

Terms of Old Senior Credit Facility as of December 31, 2014. At December 31, 2014, the Old Senior Credit Facility consisted of a revolving credit facility and a term loan. The revolving credit facility provided for total available borrowings of up to $400.0 million, reduced by outstanding letters of credit, and further limited by a specific leverage ratio. The revolving credit facility and term loan bore interest at a floating rate, which, at the option of the Company, could be either LIBOR or an Index Rate, as defined in the credit agreement, plus an additional margin. All amounts borrowed under this agreement were repaid in full upon execution of the New Senior Credit Facility on May 5, 2015.

Capital Lease Obligations. The Company has entered into various equipment and building leases which are classified as capital leases under U.S. GAAP and have terms ending in 2019 and 2020. The weighted average implied interest rate on our capital leases is 4.4%, and the imputed interest over the remaining terms of the lease obligations is $0.5 million. The equipment lease terms include buyouts after five and six years, at the Company's option, at the fair value of the equipment at that time. The leased assets and the lease obligation were recorded at their fair values on the Consolidated Balance Sheets at the commencement of each lease term.

Future minimum lease payments under capital leases are as follows:

Minimum Lease Payments Under Capital Leases
(Amounts in thousands)	Total Payments
2016	$906
2017	909
2018	1,063
2019	1,363
2020	271
Total payments under capital leases	4,512
Less amount representing imputed interest	(475)
Present value of net minimum lease payments	4,037
Less current maturities of capital lease obligations	(728)
Long-term capital lease obligations, net of current maturities	$3,309

NOTE 11: INCOME TAXES

The provision (benefit) for income taxes was as follows:

Provision (Benefit) for Income Taxes	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Current:
Federal	$(4,627)	$12,934	$8,407
State	329	1,459	683
Foreign	10,934	11,629	9,320
Deferred:
Federal	(12,991)	(9,860)	(6,908)
State	(1,593)	(1,474)	389
Foreign	(1,032)	502	833
Provision for income taxes	$(8,980)	$15,190	$12,724

The Company also recorded the following deferred tax amounts directly to components of stockholders’ equity:

Deferred Taxes Recorded Directly to Stockholders' Equity	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Pension liability adjustment	$(8,798)	$13,222	$(14,895)
Change in unrealized losses (gains)	(221)	(360)	(173)
Stock options exercised and forfeited	(408)	(690)	302

Income (loss) before income taxes was as follows:

Income (Loss) Before Income Taxes	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Income (loss) before income taxes:
Domestic	$(85,730)	$14,128	$(9,568)
Foreign	26,877	37,626	27,132
Income (loss) before income taxes	$(58,853)	$51,754	$17,564

Domestic income (loss) before income taxes was reduced in the year ended December 31, 2015 by acquisition costs of $7.7 million associated with the proposed Merger and by a charge of $10.2 million for a partial settlement of pension obligation. Domestic income (loss) before income taxes was also reduced by facility closure and restructuring charges of $2.4 million, $2.8 million, and $8.2 million in the years ended December 31, 2015, 2014, and 2013, respectively and by impairment charges on acquired intangible assets of $78.8 million, $21.1 million, and $21.7 million recognized in the years ended December 31, 2015, 2014, and 2013, respectively. Foreign income before income taxes in the year ended December 31, 2015 was primarily reduced by decreased sales in our FLAG segment. Foreign income before income taxes in the year ended December 31, 2013 was reduced by an impairment charge on acquired intangible assets of $3.2 million, as well as decreased sales in our FLAG segment, primarily in Canada and China.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate is presented below.

U.S. Federal Statutory Rate Reconciliation	Percent of Income Before Tax
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of earnings of foreign operations	4.5	(6.1)	(18.0)
Impairment of non-deductible goodwill	(32.6)	—	39.0
Foreign withholding taxes	(1.8)	3.0	5.9
Foreign, state, and research tax credits	29.0	(6.3)	(1.6)
State income taxes, net of federal tax benefit	1.4	0.8	5.8
Domestic manufacturing deduction	0.4	(1.5)	(2.3)
Effect of state tax rate changes on deferred taxes	0.5	(0.5)	0.8
Change in uncertain tax positions	(13.5)	0.1	(9.9)
Foreign currency translation	(6.2)	3.0	6.7
Subpart F income	(2.0)	0.1	0.2
Other	(0.1)	0.8	(1.7)
Effective income tax rate before valuation allowance	14.6	28.4	59.9
Change in valuation allowance	0.7	1.0	12.5
Effective income tax rate	15.3%	29.4%	72.4%

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

In 2015, the provision for income tax includes a $6.6 million tax benefit for foreign tax credits, and a $1.1 million tax benefit for the net release of previously provided income tax expense on certain indemnified uncertain tax positions from a previous acquisition. These tax benefits were partially offset by $3.6 million of foreign currency translation impacts recognized by the Company’s USD functional currency foreign subsidiaries. The 2014 provision for income tax includes a benefit of $1.3 million for foreign tax credits. The 2013 provision for income tax includes $2.2 million of tax expense to increase a valuation allowance against certain deferred tax assets arising from foreign NOL carry forwards. This tax expense was partially offset by $1.7 million of tax benefit for the net release of previously provided income tax expense on uncertain tax positions.

The $6.6 million benefit recognized in 2015 for foreign tax credits reflects the net of total refunds of $15.8 million, as reflected on the amended federal consolidated returns to be filed for the 2005 through 2012 tax years, and a partially offsetting uncertain tax position recognized of $9.2 million. The federal amended returns have been filed or will be filed to claim foreign tax credits instead of deducting the applicable foreign taxes as was reflected on the original returns.

The components of deferred income taxes applicable to temporary differences at December 31, 2015 and 2014 are as follows:

Components of Deferred Income Taxes	December 31,
(Amounts in thousands)	2015	2014
Deferred tax assets:
Employee benefits and compensation	$31,851	$34,875
Other accrued expenses	13,276	13,783
State NOL carry forwards	440	451
Foreign temporary differences	6,379	9,202
Gross deferred tax assets	51,946	58,311
Less valuation allowance	(4,848)	(5,270)
Deferred tax assets, net of valuation allowance	47,098	53,041
Deferred tax liabilities:
PP&E asset basis differences	(14,717)	(14,774)
Intangible asset basis differences	(31,405)	(43,729)
Foreign NOL carry forwards and temporary differences	(2,288)	(1,837)
Total deferred tax liabilities	(48,410)	(60,340)
Net deferred tax liability	$(1,312)	$(7,299)

Foreign deferred tax assets include NOL carry forwards, temporary differences related to retirement plans, and other differences. As of December 31, 2015, our foreign NOL carry forwards were $11.1 million. Certain of these foreign NOL carry forwards expire at various dates beginning in 2017, while others have an indefinite carry forward period subject to annual limitations. As of December 31, 2015, our state NOL carry forwards were $9.6 million, and will expire at various dates on an on-going basis.

We maintain a valuation allowance for certain of our foreign and state deferred tax assets, reflecting management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses, and tax credit carry forwards prior to expiration. As of December 31, 2015, we have a deferred tax asset valuation allowance of $4.8 million, primarily related to state and foreign net operating loss carry forwards. The current year decrease in the valuation allowance is largely attributable to the impact of foreign currency translation on the deferred tax balances of the foreign jurisdictions subject to a valuation allowance. The current year decrease in the valuation allowance was partially offset by increases for the current year’s tax loss in foreign jurisdictions, where the Company has a history of pre-tax losses in recent years.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2012 are closed to Internal Revenue Service (the "IRS") examination. During 2013, the IRS completed its field examination of the Company’s federal income tax returns, and a partial settlement was reached for the 2008 through 2010 tax years, which were effectively settled except for one issue. The IRS issued a Revenue Agent’s Report for the remaining unresolved issue. We filed a protest to initiate the IRS Appeals process and applied to U.S. and Belgium competent authorities to resolve the matter. On July 28, 2015, we were notified by the IRS that the issue was concluded in our favor and the disagreed item was accepted as originally filed. The Company had not recorded a reserve for this issue, thus, there was no financial statement impact from the conclusion of this matter.

In 2009, the Company entered into a Bilateral Advance Pricing Agreement (“BAPA”) with the Canada Revenue Agency (“CRA”) and the IRS for the years 2002 - 2011. In 2013, the CRA and IRS agreed to extend the BAPA to all tax years through 2016, providing relative certainty with respect to transfer pricing between the Company’s U.S. and Canada subsidiaries.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Management’s intention is to reinvest these earnings indefinitely. It is not practicable to determine the unrecognized deferred U.S. income tax liability that would be payable if such earnings were repatriated. As of December 31, 2015, undistributed earnings of international subsidiaries were approximately $255 million. Under the terms of the Merger Agreement, immediately prior to closing, the Company would be required to repatriate a significant amount of cash and cash equivalents held at its foreign locations. As the repatriation will not occur unless the proposed Merger takes place, it remains management’s current intention for this cash to remain at our foreign locations indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefits on uncertain tax positions is as follows:

Unrecognized Tax Benefits	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Balance at beginning of period	$3,145	$3,046	$5,783
Increase (decrease) for positions taken during a prior period	(6)	(10)	(112)
Increase (decrease) for positions taken during the current period	8,972	185	1,800
Settlements	—	—	(4,085)
Statute of limitations expirations	(1,102)	(76)	(340)
Balance at end of period	$11,009	$3,145	$3,046

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $0.4 million and $0.3 million of interest and penalties accrued related to unrecognized tax benefits as of December 31, 2015 and 2014, respectively. Income tax expense (benefit) related to interest and penalties on unrecognized tax benefits of $0.1 million, $0.1 million, and $(1.4) million, respectively, was recognized in the years ended December 31, 2015, 2014, and 2013.

NOTE 12: RETIREMENT PLANS

Funded Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans covering employees in Canada and certain countries in Europe, and many of its employees and former employees in the U.S. The U.S. plan was frozen effective January 1, 2007, and employees who were participants in that plan on that date ceased accruing additional benefits. New employees are not eligible to participate in this U.S. defined benefit plan. All retirement benefits accrued up to the time of the freeze were preserved.

Effective August 18, 2015, the Company amended its U.S. defined benefit pension plan to offer certain plan participants the option to elect a one-time lump-sum distribution. Under the amendment, plan participants who elected this option received lump-sum payments in the fourth quarter of 2015 totaling $26.5 million. In conjunction with this 2015 partial settlement, the Company recognized a reduction in benefit obligations and plan assets along with a non-cash charge of $10.2 million, which reduced the accumulated loss recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet. The partial settlement also resulted in a $3.8 million reduction in non-current deferred tax assets. The U.S. defined benefit pension plan has a remaining accumulated loss, net of tax, in accumulated other comprehensive loss on the Consolidated Balance Sheet of $36.2 million as of December 31, 2015.

On June 23, 2015, the Company amended its Canadian defined benefit pension plan to provide for the termination and wind-up of the plan. As part of the amendment, current participants will no longer accrue benefits under the plan, effective September 30, 2015, but will be entitled to benefits under a new defined contribution plan. This plan amendment resulted in a pre-tax curtailment gain of $11.8 million, which reduced the Company's net pension benefit obligation and accumulated other comprehensive loss as of June 30, 2015. The curtailment gain also resulted in a $3.4 million reduction in non-current deferred tax assets, with the offset to accumulated other comprehensive loss, as of June 30, 2015. The wind-up period is expected to take up to 24 months to complete, at which time the plan will be terminated and the accumulated benefits will be paid out either in lump sum distributions, or with the purchase of annuity contracts. The plan participants are expected to make an election for lump sum or annuity settlement during the second half of 2016. The Company expects to incur an additional non-cash charge upon termination and settlement of this plan, but is not able to estimate the amount at this time. The Canadian defined benefit pension plan has an accumulated loss, net of tax, in accumulated other comprehensive loss on the Consolidated Balance Sheet of $25.4 million as of December 31, 2015.

The changes in benefit obligations, plan assets, and funded status of these plans were as follows:

Funded Defined Benefit Pension Plan Obligations	Year Ended December 31,
(Amounts in thousands)	2015	2014
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(284,082)	$(239,595)
Service cost	(3,682)	(4,277)
Interest cost	(9,785)	(10,909)
Actuarial gains (losses)	24,742	(44,480)
Benefits and plan expenses paid	12,878	15,179
Partial plan settlement	26,532	—
Plan curtailment	11,829	—
Projected benefit obligations at end of year	(221,568)	(284,082)
Change in plan assets:
Fair value of plan assets at beginning of year	238,027	222,627
Actual return on plan assets	(11,643)	18,075
Company contributions	4,410	12,504
Benefits and plan expenses paid	(39,410)	(15,179)
Fair value of plan assets at end of year	191,384	238,027
Net funded status - non-current liabilities on Consolidated Balance Sheets	$(30,184)	$(46,055)

The accumulated benefit obligations for the above defined benefit pension plans at December 31, 2015 and 2014 totaled $220.9 million and $262.7 million, respectively.

The fair value of plan assets was as follows:

Fair Value of Plan Assets	December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$4,498	$4,498	$—	$—
Guaranteed insurance contracts	3,550	—	—	3,550
U.S. large cap equity securities	12,615	—	12,615	—
U.S. small and mid cap equity securities	6,253	—	6,253	—
International equity securities	8,231	—	8,231	—
Emerging markets equity securities	1,263	—	1,263	—
U.S. debt securities	87,023	—	87,023	—
International debt securities	67,942	—	67,942	—
Hedge funds	9	—	—	9
Total fair value of plan assets	$191,384	$4,498	$183,327	$3,559

Fair Value of Plan Assets	December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Category:
Money market mutual funds	$13,675	$13,675	$—	$—
Guaranteed insurance contracts	3,442	—	—	3,442
U.S. large cap equity securities	27,970	—	27,970	—
U.S. small and mid cap equity securities	7,794	—	7,794	—
International equity securities	40,249	—	40,249	—
Emerging markets equity securities	3,664	—	3,664	—
U.S. debt securities	109,240	—	109,240	—
International debt securities	31,982	—	31,982	—
Hedge funds	11	—	—	11
Total fair value of plan assets	$238,027	$13,675	$220,899	$3,453

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

•	The money market mutual funds are valued by reference to quoted market prices.

•	The guaranteed insurance contracts are valued based on information provided by the investment custodians. These contacts are designed to minimize risk and to provide a modest but predictable return.

•
The U.S. large cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with large market capitalizations. These funds seek long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan’s investment custodians.

•
The U.S. small and mid cap equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of U.S. companies with small to medium market capitalizations. These funds seek higher rates of long-term growth and invest in diversified portfolios across multiple industries. These funds are valued based on information provided by the plan’s investment custodians.

•
The international equity securities consist of mutual funds and commingled pooled funds that invest in equity securities of international companies in developed countries. These funds seek long-term growth and invest in diversified portfolios across multiple industries and geographic regions. These funds are valued based on information provided by the plan’s investment custodians.

•
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

•
The U.S. debt securities consist of mutual funds and commingled pooled funds that invest in debt securities of U.S. companies. These funds seek lower volatility than equity investments and invest in diversified portfolios across multiple industries and with varying maturity periods. These funds are valued based on information provided by the plan’s investment custodians.

•
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

•
The hedge funds consist of investments in partnerships and other entities that in turn invest in portfolios of underlying securities. The fund manager seeks returns that move in the opposite direction of the securities to which they are hedged. These funds are valued based on information provided by the plan’s investment custodians.

The financial statements of the mutual and commingled pooled funds are audited annually by independent accountants. The value of the underlying investments is determined by the investment manager based on the estimated fair value of the various holdings of the portfolio as reported in the financial statements at net asset value. The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the funds believe their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

The change in fair value of Level 3 plan assets was as follows:

Change in Fair Value of Level 3 Plan Assets	Year Ended December 31,
(Amounts in thousands)	2015	2014
Fair value at beginning of year	$3,453	$8,597
Actual return on assets:
Relating to assets still held at end of year	106	93
Relating to assets sold during the year	—	(543)
Purchases, sales, and settlements	—	(4,694)
Transfers from Level 3 to Level 1	—	—
Fair value at end of year	$3,559	$3,453

The projected benefit payments for these plans over the next ten years are estimated in the table below. The amount estimated in 2017 reflects the anticipated liquidation of the Canadian defined benefit plan.

Projected Benefit Payments
(Amounts in thousands)	Estimated Benefit Payments
2016	$8,895
2017	83,194
2018	8,922
2019	9,072
2020	9,242
2021 – 2025	47,076
Total estimated benefit payments over next ten years	$166,401

The Company annually contributes the minimum amounts required by pension funding regulations. From time to time, the Company also makes additional voluntary contributions to these plans in order to increase the funding levels and reduce the amount of required future contributions, as well as to reduce the amount of interest expense recognized on the unfunded liability of these plans. The Company expects to contribute approximately $1.5 million to its funded defined benefit pension plans during 2016.

Unfunded Retirement Plans
The Company sponsors various supplemental non-qualified retirement plans covering certain employees and former employees in the U.S., and additional unfunded retirement plans in France and Japan. Three of the U.S. based plans were frozen effective January 1, 2007, and employees who were participants in these non-qualified plans on that date ceased accruing additional benefits. New employees are not eligible to participate in any of these U.S. plans. All retirement benefits accrued up to the time of the freeze were preserved.

The changes in benefit obligations and funded status of these unfunded retirement plans were as follows:

Unfunded Retirement Plans	Year Ended December 31,
(Amounts in thousands)	2015	2014
Change in Benefit Obligations:
Projected benefit obligations at beginning of year	$(7,802)	$(7,143)
Service cost	(126)	217
Interest cost	(253)	(251)
Actuarial gains (losses)	172	(1,332)
Benefits and plan expenses paid	575	707
Projected benefit obligations at end of year	(7,434)	(7,802)
Net unfunded status at end of year	$(7,434)	$(7,802)

Current liabilities	$(591)	$(596)
Non-current liabilities	(6,843)	(7,206)
Net liability recognized on the Consolidated Balance Sheets	$(7,434)	$(7,802)

The net obligation is included in accrued expenses and employee benefit obligations on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss, and the weighted average assumptions used in accounting for funded and unfunded pension benefits, are as follows:

Pension Benefits	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$3,798	$4,359	$5,214
Interest cost	10,038	11,160	10,583
Expected return on plan assets	(14,005)	(15,052)	(15,414)
Amortization of actuarial losses	8,572	5,599	7,521
Recognized loss on partial settlement	10,152	—	—
Total net periodic benefit cost recognized	$18,555	$6,066	$7,904
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$(25,520)	$36,957	$(24,487)
Total recognized in accumulated other comprehensive loss	$(25,520)	$36,957	$(24,487)
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	3.8%	4.8%	4.2%
Discount rate used to determine year end benefit obligations	3.7%	4.0%	4.8%
Expected return on assets used to determine net periodic benefit cost	6.1%	7.0%	7.3%
Expected rate of compensation increase	3.0%	3.0%	3.0%

Actuarial losses of $7.5 million included in accumulated other comprehensive loss are expected to be recognized as a component of net periodic benefit cost in 2016.

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

The Company maintains target allocation percentages among various asset classes based on investment policies established for these plans. The target allocation is designed to achieve long-term objectives of return, while mitigating downside risk and considering timing of expected cash flows. For the U.S. retirement plan, the allocation of pension plan assets totaling $123.6 million and $162.7 million as of December 31, 2015 and 2014, respectively, and the current target allocation as of December 31, 2015 are as follows:

	Percentage of Plan Assets
	2015 Target Allocation	Actual Allocation as of December 31,
U.S. Plan Asset Allocation		2015	2014
Money market mutual funds	5.5%	3.6%	8.4%
U.S. large cap equity securities	10.0%	10.2%	9.5%
U.S. small/mid cap equity securities	5.0%	5.1%	4.8%
International equity securities	6.5%	6.7%	6.2%
Emerging markets equity securities	1.0%	1.0%	1.0%
U.S. debt securities	69.0%	70.4%	67.2%
International debt securities	3.0%	3.1%	2.9%
Hedge funds	—%	—%	—%

For the Canadian retirement plan the allocation of pension plan assets totaling $64.2 million and $71.9 million as of December 31, 2015 and 2014, respectively, and the current target allocation as of December 31, 2015 are as follows:

	Percentage of Plan Assets
	2015 Target Allocation	Actual Allocation as of December 31,
Canadian Plan Asset Allocation		2015	2014
U.S. large cap equity securities	—%	—%	17.3%
International equity securities	—%	—%	41.9%
Emerging markets equity securities	—%	—%	2.9%
International debt securities	100.0%	100.0%	37.9%

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

Total expense recognized for these defined contribution plans was as follows:

Defined Contribution Plan Expense	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Expense	$8,688	$8,966	$9,091

NOTE 13: OTHER POST-EMPLOYMENT BENEFIT PLANS

The Company sponsors two unfunded post-retirement medical programs covering many of its former employees and certain current employees in the U.S., and one post-retirement death benefit plan covering a limited number of former U.S. employees. The changes in benefit obligations and funded status of these plans for the years ended December 31, 2015 and 2014, were as follows:

Other Post-Retirement Benefits	Year Ended December 31,
(Amounts in thousands)	2015	2014
Change in benefit obligations:
Projected benefit obligations at beginning of year	$(28,253)	$(25,046)
Service cost	(218)	(173)
Interest cost	(1,093)	(1,116)
Participant contributions	(358)	(263)
Actuarial gains (losses), net	2,414	(3,924)
Benefits and plan expenses paid	1,896	2,269
Projected benefit obligations at end of year	$(25,612)	$(28,253)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	1,538	2,006
Participant contributions	358	263
Benefits and plan expenses paid	(1,896)	(2,269)
Fair value of plan assets at end of year	—	—

Net unfunded status at end of year	$(25,612)	$(28,253)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(1,684)	$(1,626)
Non-current liabilities	(23,928)	(26,627)
Total liability recognized on the Consolidated Balance Sheets	$(25,612)	$(28,253)

The projected benefit payments for these plans over the next ten years are estimated as follows:

Projected Benefit Payments	Estimated Net Benefit Payments
(Amounts in thousands)
2016	$1,716
2017	1,529
2018	1,532
2019	1,516
2020	1,520
2021 – 2025	7,449
Total estimated benefit payments over next ten years	$15,262

The Company expects to meet funding requirements for its unfunded post-retirement medical and other benefit plans on a pay-as-you-go basis during 2016 and for the foreseeable future. The obligation for these post-retirement benefit plans is reported in employee benefit obligations and accrued expenses on the Consolidated Balance Sheets.

Periodic Benefit Cost and Other Comprehensive Loss

The components of net periodic benefit cost and other comprehensive loss and the weighted average assumptions used in accounting for other post-retirement benefits were as follows:

Periodic Benefit Cost and Other Comprehensive Loss	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$218	$173	$277
Interest cost	1,093	1,116	1,423
Amortization of actuarial losses	1,047	641	933
Amortization of prior service cost	(1,437)	(1,437)	(479)
Net periodic benefit cost recognized in Consolidated Statements of Income (Loss)	$921	$493	$2,154
Recognized in accumulated other comprehensive loss:
Actuarial (gains) losses	$(3,461)	$3,283	$(8,284)
Prior service cost (benefit)	1,437	1,437	(11,098)
Total recognized in accumulated other comprehensive loss	$(2,024)	$4,720	$(19,382)
Weighted average assumptions:
Discount rate used to determine net periodic benefit cost	4.0%	4.8%	4.3%
Discount rate used to determine year-end benefit obligations	4.3%	4.0%	4.8%

Actuarial losses of $0.8 million, and prior service cost of $1.4 million, included in accumulated other comprehensive loss, are expected to be recognized as a component of net periodic benefit cost in 2016.

The Company annually evaluates and selects the discount rates used in accounting for these plans. Consideration is given to relevant indices for high quality fixed rate debt securities and to specific debt securities with maturity dates similar to the expected timing of cash outflows for the plans as of the measurement date. The annual rate of increase in the cost of health care benefits was assumed to be 7% in 2015, 7.5% in 2014, and 9% in 2013. As of December 31, 2015, the annual rate of increase in cost of health care benefits is assumed to be 6.5% in 2016 and 6% in 2017, after which it decreases 0.25% per year until 5% is reached. A 1% change in assumed health care cost trend rates would have had the following effects for 2015:

Effect on Expense of Change in Health Care Cost Trend Rates
(Amounts in thousands)	1% Increase	1% Decrease
Effect on service and interest cost components	$196	$(154)
Effect on other post-retirement benefit obligations	2,959	(2,380)

NOTE 14: COMMITMENTS

The Company leases office space, office equipment, and certain warehouse and distribution space under leases accounted for as operating leases under U.S. GAAP, which expire in one to thirteen years. Most of these leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2015, are as follows:

Future Minimum Operating Lease Commitments
(Amounts in thousands)	December 31, 2015
2016	$8,406
2017	6,979
2018	6,337
2019	5,560
2020	4,492
2021 – beyond	17,046
Total operating lease commitments	$48,820

Rental expense recognized under cancellable and non-cancellable lease arrangements was as follows:

Operating Lease Rental Charges	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Rental charges	$7,920	$8,827	$8,683

See Note 10 for disclosures regarding capital lease obligations.

Guarantees and other commercial commitments include the following:

Guarantees and Other Commercial Commitments	As of December 31,
(Amounts in thousands)	2015	2014
Product warranty reserves	$1,603	$1,473
Letters of credit outstanding	2,988	2,988
Other financial guarantees	2,915	4,077
Total	$7,506	$8,538

In addition to these amounts, the Company also guarantees certain debt of its subsidiaries. See also Note 10.

Changes in the warranty reserve were as follows:

Product Warranty Reserves	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Balance at beginning of year	$1,473	$1,741	$1,914
Warranty expense recognized	2,857	2,405	887
Payments made (in cash or in-kind)	(2,727)	(2,673)	(1,060)
Balance at end of year	$1,603	$1,473	$1,741

Other financial guarantees arise during the ordinary course of business from relationships with suppliers and customers when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance of such a contract could trigger an obligation of the Company. In addition, certain guarantees relate to contractual indemnification provisions in connection with transactions involving the purchase or sale of stock or assets. These claims include actions based upon intellectual property, environmental remediation, product liability, and other indemnification matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the occurrence or, if triggered, final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be potentially significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity. See also Note 15.

NOTE 15: CONTINGENT LIABILITIES

The Company reserves for the estimated costs of product liability, environmental remediation, and other legal matters as management determines that a loss is probable and the amount can be reasonably estimated. A portion of these claims or lawsuits may be covered by insurance policies that generally contain both self-retention amounts and coverage limits. Management monitors the progress of each legal or environmental matter to ensure that the appropriate liability for its estimated obligation has been recognized and disclosed in the financial statements. Management also monitors trends in case types and environmental regulations to determine if there are any specific issues that relate to the Company that may result in additional future exposure on an aggregate basis. The Company accrues, by a charge to income, an amount representing management's best estimate of the probable loss related to any matter deemed by management and its counsel as a reasonably probable loss contingency in light of all of the then known circumstances. As of December 31, 2015 and 2014, management believes the Company has appropriately recorded and disclosed all material costs for its obligations in regard to known matters. Management believes that the recoverability of the costs of certain claims from insurance companies, subject to self-retention amounts, will continue in the future and periodically assesses these insurance companies to monitor their ability to pay such claims. However, estimates of such liabilities and recoverability from insurance companies are subject to change as more information becomes available in the future, and it is reasonably possible that such estimates will change in future periods.

From time to time, the Company is a named defendant in product liability claims and lawsuits, some of which seek significant or unspecified damages involving serious personal injuries. The Company's insurance policies covering such claims generally include varying retention or deductible amounts. Some of these claims and lawsuits arise out of the Company’s duty to indemnify the purchasers of the Company’s discontinued operations for claims involving products manufactured prior to the sale of certain of these businesses. In addition, the Company is a party to a number of other suits or claims arising out of the normal course of its business, including suits or claims concerning commercial contracts, employee matters, and intellectual property rights. In some instances the Company has been the plaintiff, and has sought recovery of damages. In other instances, the Company is a defendant against whom damages are sought. While there can be no assurance as to their ultimate outcome, management does not believe these claims and lawsuits will have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows in the future. As of December 31, 2015 and December 31, 2014, the Company has recorded liabilities totaling $2.9 million and $3.1 million, respectively, in accrued expenses on the Consolidated Balance Sheets for estimated product liability costs, which are expected to be paid over the next one to two years.

The Company was named a potentially liable person (“PLP”) by the Washington State Department of Ecology (“WDOE”) in connection with the Pasco Sanitary Landfill Site (“Pasco Site”). This Pasco Site has been monitored by WDOE since 1988. From available records, the Company believes that it sent 26 drums of chromic hydroxide sludge in a non-toxic, trivalent state to the Pasco Site. The Company further believes that the Pasco Site contains more than 50,000 drums in total and millions of gallons of additional wastes, some potentially highly toxic in nature. The current on-site monitoring program and required deliverables under various orders are being conducted and funded by certain PLPs under the supervision of WDOE. In April 2015, the Company entered into an agreement with certain PLPs to share in the ongoing costs associated with the Pasco Site on a 1.1% pro rata participation level. The Company recorded a charge of $0.3 million in the first quarter of 2015 for its pro rata share of life-to-date costs incurred at the Pasco Site through 2013 and estimated pro rata share of ongoing costs associated with the Pasco Site until a resolution occurs.

With respect to property the Company formerly owned located in Milwaukie, Oregon, (the “Milwaukie Site”), the Company has determined that in 1989 contamination of soil and groundwater by trichloroethylene and other volatile organic compounds was discovered at the Milwaukie Site in connection with the removal of two underground storage tanks. Beginning in November 1990, the Milwaukie Site has been subject to a Consent Order with the Oregon Department of Environmental Quality (“DEQ”), which was amended in 1996, 1997, and 2000, pursuant to which the Company continues to investigate, remediate, and monitor the contamination under the supervision of the DEQ. The Company has recorded a liability on the Consolidated Balance Sheets representing the estimated costs to complete the remediation of the Milwaukie Site. During the year ended December 31, 2015, the Company recognized an additional charge of $0.6 million for environmental remediation at the Milwaukie Site based on revised cost estimates.

As of December 31, 2015 and December 31, 2014, the Company has recorded liabilities totaling $2.0 million and $2.3 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets for estimated environmental remediation costs pertaining to certain of its facilities, including the Pasco Site and the Milwaukie Site, which are expected to be paid over the next ten to twenty years. Although there can be no assurance that the currently estimated cost and scope of remediation will not change in the future due to the imposition of additional remediation obligations by the applicable regulatory body, the detection of additional contamination in the future, changes in environmental regulatory standards or requirements, or other later discovered facts, the Company does not believe that any remediation will have a material adverse effect on its consolidated financial position, operating results or cash flows.

On February 9, 2016, Elia Azar, a purported stockholder of the Company, sent a letter to the Board (the “Azar Letter”) alleging, among other things, that members of the Board breached their fiduciary duties in connection with the negotiation and approval of the Merger Agreement and that the preliminary proxy statement fails to disclose and/or misrepresents material information. The Azar Letter demands that the Board remedy those alleged breaches of fiduciary duties, which are described in more detail in an attached draft putative class action complaint. The draft complaint names as defendants the Company, certain members of the Board, American Securities LLC, P2 Capital Partners LLC, Parent and ASP Blade Merger Sub, Inc. (“Merger Sub"), and alleges that (1) such members of the Board breached their fiduciary duties of care, loyalty and good faith in connection with their negotiation and approval of the Merger Agreement, (2) such members of the Board breached their fiduciary duty of disclosure by filing a preliminary proxy statement that fails to disclose and/or misrepresents material information and (3) American Securities LLC, P2 Capital Partners, LLC, Parent and Merger Sub aided and abetted such alleged breaches of fiduciary duties. The draft complaint seeks, among other things, (i) to preliminarily and permanently enjoin the defendants and their representatives from proceeding with the proposed Merger on the current terms, and (ii) in the event that the proposed Merger is consummated, rescission of the proposed Merger or rescissory damages. To the Company’s knowledge, the draft complaint has not been filed.

On February 10, 2016, Norfolk County Retirement System, a purported stockholder of the Company (the “Norfolk Plaintiff”), filed a putative class action complaint against the Company, the members of the Board (including Mr. Collins and Mr. Willmott both in their capacities as officers of the Company and as members of the Board), American Securities LLC, P2 Capital

Partners, LLC, Parent, Merger Sub, P2 Capital Master Fund I, L.P. and Goldman Sachs in the Court of Chancery of the State of Delaware (the “Delaware Court”). This case was captioned Norfolk County Retirement Sys. v. Joshua L. Collins, et al., No. 11980-VCG (the “Norfolk Action”). The complaint alleged that (1) the individual defendants breached their fiduciary duties of care and loyalty in connection with their negotiation and approval of the Merger Agreement, (2) the individual defendants breached their fiduciary duty of disclosure by filing a preliminary proxy statement that fails to disclose and/or misrepresents material information and (3) P2 Capital Partners, LLC, P2 Capital Master Fund I, L.P. and Goldman Sachs aided and abetted such alleged breaches of fiduciary duties. The Norfolk Plaintiff asked the Delaware Court to, among other things, (i) preliminarily and permanently enjoin the defendants from proceeding with the proposed Merger on the current terms, and (ii) in the event that the proposed Merger is consummated, rescind the proposed Merger or grant rescissory damages. On March 2, 2016, the Norfolk Plaintiff filed a notice of voluntary dismissal of the Norfolk Action without prejudice to the Norfolk Plaintiff or its putative class, which was so ordered by the Delaware Court on the same day.

On March 4, 2016, Chester County Retirement System, a purported stockholder of the Company (the “Chester Plaintiff”), filed a putative class action complaint against the Company, the members of the Board (including Mr. Collins and Mr. Willmott both in their capacities as officers of the Company and as members of the Board), American Securities LLC, P2 Capital Partners, LLC, Parent, Merger Sub, P2 Capital Master Fund I, L.P. and Goldman Sachs in the Delaware Court. This case is captioned Chester County Retirement Sys. v. Joshua L. Collins, et al., No. 12072. The complaint alleges that (1) the individual defendants breached their fiduciary duties of care and loyalty in connection with their negotiation and approval of the Merger Agreement, (2) the individual defendants breached their fiduciary duty of disclosure by filing a preliminary proxy statement that fails to disclose and/or misrepresents material information and (3) P2 Capital Partners, LLC, P2 Capital Master Fund I, L.P. and Goldman Sachs aided and abetted such alleged breaches of fiduciary duties. The Chester Plaintiff has asked the Delaware Court to, among other things, (i) preliminarily and permanently enjoin the defendants from proceeding with the proposed Merger on the current terms, and (ii) in the event that the proposed Merger is consummated, rescind the proposed Merger or grant rescissory damages.

The Company and its directors believe these claims are without merit and intend to vigorously defend all actions that assert these claims. The Company cannot predict the outcome of or estimate the possible loss or range of loss from these matters.

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes accumulated other comprehensive loss by component, net of related income tax effects:

Accumulated Other Comprehensive Loss	December 31,	December 31,
(Amounts in thousands)	2015	2014
Pension and other post-employment benefits	$(62,718)	$(81,464)
Unrealized losses on derivative instruments	(1,231)	(1,589)
Foreign currency translation adjustment	(9,064)	432
Total accumulated other comprehensive loss	$(73,013)	$(82,621)

The following tables summarize the changes in accumulated other comprehensive loss by component, net of income taxes, for the periods indicated:

	Year Ended December 31, 2015
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative instruments	Foreign currency translation	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of year	$(81,464)	$(1,589)	$432	$(82,621)
Gain from Canadian pension plan amendment	8,872	—	—	8,872
Net actuarial gains	1,372	—	—	1,372
Other comprehensive gain (loss) before reclassifications	1,488	(1,479)	(9,496)	(9,487)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income (Loss)	7,014	1,837	—	8,851
Other comprehensive income (loss), net of tax	18,746	358	(9,496)	9,608
Accumulated other comprehensive gain (loss) at end of year	$(62,718)	$(1,231)	$(9,064)	$(73,013)

	Year Ended December 31, 2014
Changes in Accumulated Other Comprehensive Loss	Pension and other post-employment benefits	Unrealized losses on derivative instruments	Foreign currency translation	Total
(Amounts in thousands)
Accumulated other comprehensive gain (loss) at beginning of year	$(53,009)	$(2,173)	$11,607	$(43,575)
Other comprehensive loss before reclassifications	(31,677)	(194)	(11,175)	(43,046)
Amounts reclassified from accumulated other comprehensive loss to Consolidated Statement of Income (Loss)	3,222	778	—	4,000
Other comprehensive income (loss), net of tax	(28,455)	584	(11,175)	(39,046)
Accumulated other comprehensive gain (loss) at end of year	$(81,464)	$(1,589)	$432	$(82,621)

The following table summarizes the reclassifications from accumulated other comprehensive loss on the Consolidated Balance Sheets to the Consolidated Statements of Income (Loss):

Reclassifications From Accumulated Other Comprehensive Loss to Consolidated Statements of Income (Loss)	Year Ended December 31,			Affected line item in the Consolidated
(Amounts in thousands)	2015	2014	2013	Statements of Income (Loss)
Unrealized losses on derivative instruments:
Foreign currency hedge losses	$(2,972)	$(1,257)	$(501)	Cost of goods sold
Income tax benefit	1,135	479	169	Provision (benefit) for income taxes
Unrealized losses on derivative instruments, net	$(1,837)	$(778)	$(332)

Pension and other post-employment benefits amortization:
Amortization of net actuarial losses	$(12,034)	$(6,239)	$(8,456)	Cost of goods sold and SG&A
Amortization of prior period service cost	1,438	1,436	481	Cost of goods sold and SG&A
Income tax benefit	3,582	1,581	2,618	Provision (benefit) for income taxes
Pension and other post-employment benefits amortization, net	$(7,014)	$(3,222)	$(5,357)
Total reclassifications for the period, net	$(8,851)	$(4,000)	$(5,689)

See Notes 12 and 13 for discussion of pension and other post-employment benefit plans and Note 21 for discussion of derivative instruments.

NOTE 17: COMMON STOCK

Shares used in the denominators of the basic and diluted earnings per share computations were as follows:

Earnings Per Share	Year Ended December 31,
(Shares in thousands)	2015	2014	2013
Actual weighted average common shares outstanding	48,759	49,652	49,478
Dilutive effect of common stock equivalents	—	620	644
Diluted weighted average common shares outstanding	48,759	50,272	50,122
Options and SARs excluded from computation as anti-dilutive because they are out-of-the-money	3,673	2,880	2,414
Unvested restricted stock and restricted stock units (“RSUs”) considered to be participating securities	246	185	175
Effect that allocation of undistributed earnings to participating securities (unvested RSUs) under the two class method would have on reported earnings per share if such allocation were made:
Basic net income (loss) per share	$—	$(0.01)	$—
Diluted net income (loss) per share	$—	$(0.01)	$(0.01)

No adjustment was required to reported amounts for inclusion in the numerators of the per share computations.

Share Repurchase Program. On August 6, 2014, the Board authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $75.0 million through December 31, 2016. Under this program, the Company may repurchase shares of its common stock, using a variety of open market purchase methods through a broker dealer at prevailing market prices, and may fix the price from time to time based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions. As of December 31, 2015, the Company had expended a total of $24.4 million and acquired 1,684,688 shares under this program, leaving a remaining Board authorization of up to $50.6 million for future share repurchases.

The following table summarizes activity under the share repurchase program:

Share Repurchase Program	December 31,
(Amounts in thousands, except share data)	2015	2014
Shares repurchased	1,443,667	241,021
Average price per share	$14.25	$16.03
Total expended	$20,567	$3,864

This share repurchase program does not obligate Blount to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion. As part of the Merger Agreement, the Company has agreed to not repurchase additional shares without Parent's consent.

NOTE 18: STOCK-BASED COMPENSATION

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

Stock Options and SARs. The fair values of options and stock-settled SARs were estimated on their respective grant dates using the Black-Scholes option valuation model. The estimated average life of SARs granted in 2015, 2014, and 2013 was derived from the “simplified” method, meaning one half the term of the instrument plus one additional year. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with the remaining term equal to the average life. The expected volatility factors used are based on the historical volatility of the Company’s stock. The expected dividend yield is based on historical information and management estimate. The Company generally applies an estimated average forfeiture rate on its broad-based stock awards granted to a diverse population of employees, which reduces the expense recognized. The estimated forfeiture rate is based on the historical forfeiture rate, and is adjusted to the actual forfeiture rate over the vesting period of the stock awards.

The following assumptions were used to estimate the fair value of SARs granted in the periods indicated:

Assumptions Used for SARs	Year Ended December 31,
	2015	2014	2013
Estimated average lives	6 years	6 years	6 years
Risk-free interest rate	1.7%	1.9%	1.1%
Expected volatility	33.3% - 36.8%	40.5% - 46.8%	49.4% - 49.6%
Weighted average volatility	36.7%	46.8%	49.6%
Dividend yield	—%	—%	—%
Estimated forfeiture rate	8.4%	4.3%	2.7%
Weighted average exercise price	$12.99	$12.45	$13.83
Weighted average grant date fair value	$4.95	$5.81	$6.56

A summary of stock option and stock-settled SARs activity is presented in the following table:

	Year Ended December 31,
SARS and Stock Option Activity	2015		2014		2013
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
SARs granted	913	$12.99	751	$12.45	713	$13.83
Options granted	—	—	—	—	—	—
SARs exercised	(5)	15.08	(381)	13.47	(60)	11.72
Options exercised	—	—	(364)	16.30	(161)	4.99
SARs forfeited or expired	(158)	15.24	(249)	14.40	(102)	13.47
Options forfeited or expired	(2)	17.00	(55)	16.62	—	—
SARs outstanding at end of year	3,800	13.79	3,050	14.10	2,929	14.47
Options outstanding at end of year	850	9.18	852	9.20	1,271	11.55

A summary of outstanding SARs and Stock options is presented in the following table:

Outstanding SARs and Stock Options	As of December 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding options and SARs at end of period	4,650	$12.95	5.7	$532
Outstanding SARs at end of period	3,800	13.79	6.1	—
Outstanding options at end of period	850	9.18	3.8	532
SARs exercisable at end of period	2,577	14.18	4.8	—
Options exercisable at end of period	850	9.18	3.8	532

Restricted Stock Units. RSUs are valued at the closing stock price on the grant date, and are recognized as compensation expense over the vesting period.

A summary of RSUs activity is presented in the following table:

	Year Ended December 31,
RSU Activity	2015		2014		2013
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
RSUs granted	188	$12.61	150	$12.45	135	$13.82
RSUs released from restriction	(96)	16.66	(103)	15.13	(106)	11.83
RSUs forfeited	(10)	13.04	(40)	14.47	(11)	14.90
Outstanding RSUs at end of year	432	12.88	350	14.06	343	15.14
Outstanding RSUs that are vested but remain restricted at end of year	186	13.21	166	15.03	168	15.43

Stock-based Awards. A summary of additional information concerning stock options, SARs, and RSUs is presented in the following table:

Stock-Based Awards	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Intrinsic value of options exercised	$—	$275	$1,387
Estimated fair value of options and SARs that vested	3,641	3,332	3,250
Fair value of RSUs released from restriction	1,251	1,227	1,421
Estimated fair value of RSUs that vested	1,565	1,445	1,454
Stock-based compensation cost recognized in income	6,028	4,924	5,607
Total tax benefit on stock-based compensation recognized	2,107	1,775	1,916
Total amount of cash received from exercises	—	5,925	804
Excess tax (expense) benefit realized from exercises	—	33	302
Cash used to settle equity instruments	12	134	10

As of December 31, 2015, the total unrecognized stock-based compensation expense related to previously granted awards was $7.1 million. The weighted average period over which this expense is expected to be recognized is 21 months. The Company’s policy upon the exercise of options or SARs, and upon the release of RSUs, has been to issue new shares into the public market as authorized under the Company's equity incentive Plans.

Tax Benefits. The Company has elected to use the transition short-cut method to determine its pool of windfall tax benefits. Tax attributes are determined under the tax law ordering method.

NOTE 19: SEGMENT INFORMATION

The Company identifies reporting segments primarily based on organizational structure, reporting structure, and the evaluation of the Chief Operating Decision Maker (Chief Executive Officer). Our organizational structure reflects our view of the end-user market segments we serve, and we currently operate in two primary business segments. The Forestry, Lawn, and Garden, or FLAG segment, manufactures and markets cutting chain, guide bars, and drive sprockets for chain saw use, and lawnmower and other cutting blades for outdoor power equipment. The FLAG segment also purchases replacement parts, accessories, and other products from other manufacturers and markets them to our FLAG customers through our global sales and distribution network under our proprietary brands. The FLAG segment represented 67.2% of our consolidated sales for the year ended December 31, 2015.

The Company’s Farm, Ranch, and Agriculture, or FRAG segment, manufactures and markets attachments for tractors in a variety of mowing, cutting, clearing, material handling, landscaping and grounds maintenance applications, as well as log splitters, post-hole diggers, self-propelled lawnmowers, attachments for off-highway construction equipment applications, and other general purpose tractor attachments. In addition, the FRAG segment manufactures and markets a variety of attachment cutting blade component parts. The FRAG segment also purchases replacement parts, accessories, and other products from other manufacturers and markets them to our FRAG customers through our sales and distribution network. The FRAG segment represented 28.8% of our consolidated sales for the year ended December 31, 2015.

The Company also operates a concrete cutting and finishing, or CCF, equipment business that represented 4.0% of consolidated sales for the year ended December 31, 2015, and is reported within the Corporate and Other category. This business manufactures and markets diamond cutting chain and assembles and markets concrete cutting chain saws and accessories for the construction equipment market. The CCF business also purchases products from other manufacturers and markets them to our CCF customers through our global sales and distribution network, including high precision circular saws and accessories used in concrete cutting applications.

The Corporate and Other category also includes the costs of providing certain centralized administrative functions, including accounting, banking, our continuous improvement program, credit management, human resources, executive management, finance, information systems, insurance, legal, our mergers and acquisitions program, treasury, and other functions. Costs of centrally provided shared services are allocated to business units based on various drivers, such as revenues, purchases, headcount, computer software licenses, and other relevant measures of the use of such services. We also include facility closure and restructuring costs, acquisition costs, and costs of frozen U.S. post-retirement benefit plans within this Corporate and other category, because we do not consider the cost of such events and frozen benefit plans to be ongoing aspects of our business segments’ activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table reflects selected financial information by segment and sales by geographic region.

Segment Information and Sales by Geographic Location	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Sales:
FLAG	$556,666	$644,848	$613,105
FRAG	238,992	269,158	260,297
Corporate and other	32,911	30,813	27,193
Total sales	$828,569	$944,819	$900,595
Operating income (loss):
FLAG	$73,292	$102,314	$83,215
FRAG	(80,556)	(17,457)	(18,641)
Corporate and other	(39,502)	(20,632)	(27,053)
Total operating income (loss)	$(46,766)	$64,225	$37,521
Impairment of acquired intangible assets:
FLAG	$—	$—	$3,292
FRAG	78,761	21,074	21,587
Corporate and other	—	—	—
Total impairment of acquired intangible assets	$78,761	$21,074	$24,879
Depreciation and amortization:
FLAG	$25,519	$27,633	$27,318
FRAG	14,695	15,713	17,529
Corporate and other	3,009	3,136	4,673
Total depreciation and amortization	$43,223	$46,482	$49,520
Capital expenditures:
FLAG	$28,326	$31,684	$25,583
FRAG	5,120	3,481	2,118
Corporate and other	2,190	2,152	1,874
Total capital expenditures	$35,636	$37,317	$29,575
Sales by geographic region:
United States	$407,800	$434,797	$411,373
Europe	186,042	225,463	222,487
China	35,949	39,892	43,103
Brazil	27,426	35,771	32,750
Canada	24,347	30,319	28,018
Russian Federation	14,639	22,075	18,623
All others, individually insignificant	132,366	156,502	144,241
Total sales	$828,569	$944,819	$900,595

The geographic sales information is by country of destination. No customer accounted for 10% or more of sales in 2015, 2014, or 2013.

The following table presents selected balance sheet information by segment:

Balance Sheet Information by Segment	As of December 31,
(Amounts in thousands)	2015	2014
Total assets:
FLAG	$417,890	$445,665
FRAG	207,164	294,159
Corporate and other	68,072	62,269
Total assets	$693,126	$802,093
Intangible assets, net:
FLAG	$9,737	$11,384
FRAG	59,072	81,365
Corporate and other	3,564	4,303
Total intangible assets, net	$72,373	$97,052
Goodwill:
FLAG	$63,845	$64,174
FRAG	12,141	78,061
Corporate and other	232	233
Total goodwill	$76,218	$142,468

The following table presents long-lived asset information by geographic location:

Long-lived Assets by Geographic Location	As of December 31,
Property, plant, and equipment, net:	2015	2014
United States	$75,587	$77,775
China	56,065	50,708
Canada	28,336	26,371
European Union	8,152	10,998
Brazil	10,783	10,268
All other	269	289
Total property, plant, and equipment, net	$179,192	$176,409
Goodwill:
United States	$66,718	$132,638
Canada	6,551	6,551
All other	2,949	3,279
Total goodwill	$76,218	$142,468
Intangible assets, net:
United States	$67,200	$90,747
Germany	4,683	5,491
All other	490	814
Total intangible assets, net	$72,373	$97,052

PP&E is shown net of accumulated depreciation, intangible assets are shown net of accumulated amortization.

NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Cash paid for:
Interest	$13,856	$14,665	$18,074
Income taxes, net	12,990	25,117	25,317
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	1,330	832	2,576
Net timing difference on cash payments for purchases of PP&E	938	(2,557)	97

During the years ended December 31, 2014 and 2013 we collected cash of $0.1 million and $3.4 million, respectively, previously held in escrow from the sale of our Forestry Division in 2007.

NOTE 21: CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2015, approximately 43% of accounts receivable were from customers outside the U.S. No single customer accounted for 10% or more and only one customer accounted for more than 2.2% of total accounts receivable at December 31, 2015 and 2014. Accounts receivable are primarily from dealers, distributors, mass merchants, and OEMs. The majority of accounts receivable are not collateralized.

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

The estimated fair values of the principal outstanding under our senior credit facilities are presented below. See also Note 10.

Fair Value of Debt	December 31, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior credit facility debt	$375,000	$369,375	$380,953	$371,429

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

The Company manages a portion of its foreign currency exchange rate exposures with derivative financial instruments. These instruments are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. The Company’s objective in executing these hedging instruments is to minimize earnings volatility resulting from conversion and re-measurement of foreign currency denominated transactions. The effective portion of the gains or losses on these contracts due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into income (loss) when the contracts mature and the Company settles the hedged payment. The classification of effective hedge results is the same in the Consolidated Statements of Income (Loss) as that of the underlying exposure. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in foreign currency exchange rates.

The cumulative unrealized pre-tax loss on these derivative contracts included in accumulated other comprehensive loss on the Consolidated Balance Sheets was $1.2 million as of December 31, 2015 and $0.8 million as of December 31, 2014. The unrealized pre-tax loss included in accumulated other comprehensive loss is expected to be recognized in the Consolidated Statement of Income (Loss) during the next twelve months. See Note 16 for amounts recognized in the Consolidated Statements of Income (Loss) at the maturity of these foreign currency derivative contracts.

Gains and losses on these foreign currency derivative financial instruments are offset in net earnings by the effects of currency exchange rate changes on the underlying transactions. Through December 31, 2015, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness. The aggregate notional amount of these foreign currency contracts outstanding was $32.2 million at December 31, 2015 and $35.9 million at December 31, 2014.

Derivative Financial Instruments and Interest Rates. The interest rates under our senior credit facilities are variable. We also entered into a series of interest rate swap agreements whereby the interest rate we pay is fixed between 3.30% and 4.20% on $130.0 million of term loan principal for the period of June 2013 through varying maturity dates between December 2014 and August 2016. On December 1, 2014 two such swap agreements covering $30.0 million of term loan principal matured. These interest rate swap agreements are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at fair value. During 2015, the Company recognized $1.5 million of incremental interest expense related to these interest rate swap contracts. Through December 31, 2015, the Company has not recognized in earnings any amount from these contracts due to hedging ineffectiveness.

Derivatives held by the Company and reflected on the Consolidated Balance Sheets are summarized as follows:

Derivative Financial Instruments		Assets (Liabilities) Measured at Fair Value
(Amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3	Classification
December 31, 2015:
Current Liabilities:
Interest rate swap agreements	$(738)	$—	$(738)	$—	Accrued expenses
Foreign currency hedge agreements	(1,217)	—	(1,217)	—	Accrued expenses

December 31, 2014:
Current Liabilities:
Interest rate swap agreements	$(1,265)	$—	$(1,265)	$—	Accrued expenses
Foreign currency hedge agreements	(767)	—	(767)	—	Accrued expenses
Long-term Liabilities:
Interest rate swap agreements	(496)	—	(496)	—	Other liabilities

The fair value of the interest rate swap agreements was determined using a market approach based on daily market prices of similar instruments issued by financial institutions in an active market. The fair value of the foreign currency hedge agreements was determined using Black's option pricing model, which utilizes inputs such as market quoted foreign exchange rates, implied volatility, and the risk-free rate. The counterparties to the above mentioned derivative instruments are major financial institutions. The Company evaluates nonperformance risk of its counterparties in calculating fair value adjustments at each reporting period. The risk of nonperformance as of December 31, 2015 and 2014 is considered minimal.

As of December 31, 2015 and December 31, 2014, there were no offsetting derivative amounts netted in our assets and liabilities. The Company also does not have any cash collateral received or due under any financial instrument agreement.

Non-recurring Fair Value Measurements. The Company also measures the fair value of certain long-lived assets on a non-recurring basis, when events or circumstances indicate that the carrying amount of the assets may be impaired. These assets include goodwill, intangible assets, and PP&E. See Note 8 for additional discussion on the circumstances and determination of the Level 3 non-recurring fair value measurement of certain trade names and goodwill associated with our FRAG segment, that were measured at fair value as of October 31, 2015.

Acquired Intangible Assets Valued at Recently Estimated Fair Values	Carrying Value on Consolidated Balance Sheet	Assets Measured at Fair Value			Consolidated Balance Sheet Classification
(Amounts in thousands)		Level 1	Level 2	Level 3
Non-Current Assets:
Trademarks and trade names	$6,420	—	—	$6,420	Intangible assets, net
Goodwill	12,141	—	—	12,141	Goodwill

NOTE 22: IMMATERIAL REVISION TO PREVIOUSLY REPORTED AMOUNTS

In the fourth quarter of 2015, the Company determined that its re-measurement of foreign currency balances at certain foreign subsidiaries for which the U.S. Dollar is designated as the functional currency were not made in accordance with U.S. GAAP.
Accordingly, the Company made immaterial revisions to previously reported amounts in the Consolidated Financial Statements as shown in the table below.

Revisions to Previously Reported Amounts
(Amounts in thousands)	As Reported	Revision	As Revised
As of December 31, 2012:
Accumulated deficit	$(420,085)	$8,526	$(411,559)
Total Stockholders' equity	$111,482	$8,526	$120,008

As of December 31, 2013:
Accumulated deficit	$(415,245)	$8,526	$(406,719)
Total Stockholders' equity	$154,400	$8,526	$162,926

As of December 31, 2014:
Inventories	$163,572	$1,407	$164,979
Prepaid expenses	$11,542	$47	$11,589
Total current assets	$362,811	$1,454	$364,265
Property, plant, and equipment, net	$169,440	$6,969	$176,409
Total Assets	$793,670	$8,423	$802,093

Other liabilities	$9,909	(103)	$9,806
Total liabilities	$636,113	(103)	$636,010

Accumulated deficit	$(379,541)	8,526	$(371,015)
Total Stockholders' equity	$157,557	8,526	$166,083
Total Liabilities and Stockholders' equity	$793,670	8,423	$802,093

SUPPLEMENTARY DATA
UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	Year Ended December 31, 2015
(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(Amounts may not sum due to rounding)
Sales	$205,990	$212,715	$209,171	$200,693	$828,569
Gross profit	55,327	57,613	58,902	53,589	225,432
Net income (loss)	9,042	(49,542)	12,266	(21,639)	(49,873)
Net income (loss) per share:
Basic	$0.18	$(1.02)	$0.25	$(0.45)	$(1.02)
Diluted	0.18	(1.02)	0.25	(0.45)	(1.02)

	Year Ended December 31, 2014
(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(Amounts may not sum due to rounding)
Sales	$231,959	$235,423	$245,224	$232,212	$944,819
Gross profit	66,893	68,791	71,950	67,482	275,116
Net income (loss)	10,586	12,290	16,128	(2,439)	36,564
Net income (loss) per share:
Basic	$0.21	$0.25	$0.32	$(0.05)	$0.74
Diluted	0.21	0.25	0.32	(0.05)	0.73

Results by quarter for the year ended December 31, 2015 include the following items:

•	Facility closure and restructuring costs of $2.1 million in the third quarter, and $0.4 million in the fourth quarter.

•	Acquisition costs incurred in conjunction with the proposed Merger of $7.7 million in the fourth quarter.

•	A non-cash charge of $10.2 million for the partial settlement of pension obligation in the fourth quarter.

•	Non-cash charges for impairment of acquired intangible assets of $62.0 million in the second quarter, $1.3 million in the third quarter, and $15.5 million in the fourth quarter.

•	Non-cash expenses for amortization of acquired intangible assets of $3.0 million in each quarter.

•	A benefit of $4.1 million in the fourth quarter from a change in accounting policy for the re-measurement of foreign currency denominated pension liabilities.

Results by quarter for the year ended December 31, 2014 include the following items:

•	Facility closure and restructuring costs of $1.5 million in the first quarter, $0.5 million in the second quarter, $0.3 million in the third quarter, and $0.5 million in the fourth quarter.

•	Non-cash charges for impairment of acquired intangible assets of $1.4 million in the third quarter, and $19.7 million in the fourth quarter.

•	Non-cash expenses for amortization of acquired intangible assets of $3.3 million in the first and second quarters and $3.5 million in the third and fourth quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain Disclosure Controls and Procedures (“DCP”) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our DCP, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s DCP (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2015.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. ICFR includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management of the Company has assessed the effectiveness of our ICFR as of December 31, 2015 using the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s ICFR as of December 31, 2015 is effective.

(c) Prior Material Weaknesses

The Company had previously identified control deficiencies that constituted material weaknesses in its ICFR as of December 31, 2014. As of December 31, 2015, the following previous material weaknesses in ICFR have been fully remediated:

1.
Description of previous material weakness: The Company did not design and maintain effective information technology general controls ("ITGCs") within its enterprise resource planning system ("SAP"). This material weakness represented the aggregation of the following control deficiencies;

a.
The Company did not design and maintain effective controls over user provisioning, which is the process of assigning access to data and transaction execution capabilities within the SAP environment. The ineffective user provisioning controls resulted in ineffective segregation of duties ("SOD") within the SAP environment, whereby certain personnel had the opportunity to perform conflicting duties within the system.

b.	The Company did not design and maintain effective controls over the periodic review and elimination of SOD conflicts.

c.
Many of the Company's mitigating and compensating controls, as well as other key internal controls, relied on information produced and maintained within the SAP system, and therefore such controls were also ineffective due to the pervasive impact of ineffective ITGCs on the Company's controls.

Remediation

The Company enhanced its Information Technology organization to ensure the appropriate resources and skill sets were available to execute the redesign of controls, implement more robust diagnostic tools, and ensure future SAP implementations are implemented effectively. The Company established the position of Director of Business Systems

Integration in March 2015, with primary responsibility to ensure the timely, accurate, and compliant implementation of SAP and to oversee the change management process that governs enhancements to the system. The establishment of the position of Manager of System Development and Compliance in April 2015, ensured execution of SAP provisioning in accordance with the processes and tools established by the Director of Business Systems Integration and approved by the CFO and Office of the CEO.

The Company implemented SAP’s governance, risk, and control software tool for access control (“GRC Access Control”) to allow for ‘real-time' diagnostic capability of potential SOD conflicts. GRC Access Control is the best-in-class compliance module for SAP. This capability allowed the Company to significantly reduce the number of SOD conflicts within the SAP system, reduce the number of mitigating and compensating controls required for its business processes, monitor SOD conflicts on a daily basis, and automated the Company’s periodic User Access Review process.

The assignment of SAP roles and responsibilities globally was standardized in conjunction with implementing GRC Access Control. GRC Access Control provides for standardized SAP provisioning and role assignment, and is integrated with the SAP Human Resources module to automatically trigger de-provisioning in cases of employment termination. During 2015, the Company conducted training to support the implementation of GRC Access Control.

2.
Description of previous material weakness: The Company did not design and maintain effective controls pertaining to the control environment, monitoring activities, risk assessment, and information and communication components of COSO. The control deficiencies in these COSO components, as described below, and the resulting impact on control activities, were interrelated and represented a material weakness;

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

Remediation
The Company increased the amount of resources dedicated to the design and maintenance of its ICFR environment. Specifically, the Company replaced its outsourced internal audit firm and established the position of Director of Global Compliance in May 2015. The Director of Global Compliance complemented the Company’s new outsourced Internal Audit provider and increased the internal focus on the Company’s refreshed ICFR infrastructure. This focus included training, monitoring and active oversight of the performance of controls. As discussed above, the Company also increased the human resources dedicated to ICFR within its Information Technology organization.

The Company redesigned its risk assessment to focus on risks of material misstatement for each significant account and to incorporate the evaluation of evolving changes in the business that could impact the Company’s risk assessment throughout the period.

The Company delivered focused training on the design and performance of controls related to IPE and strengthened the design of controls to enable effective performance and documentation of MRC. Controls over IPE and MRC were complemented by the operating effectiveness of ITGCs achieved during 2015.

(d) Changes in Internal Control Over Financial Reporting

With the exception of the changes that were implemented to remediate the material weaknesses related to ITGCs and certain COSO components, as discussed in section (c) above, there have been no other changes in ICFR that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

(e) Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 of this Annual Report.

ITEM 9B. OTHER INFORMATION

As previously disclosed, the Company, through its wholly-owned subsidiary, Blount, Inc., maintains a credit agreement among Blount, Inc. and Omark Properties, Inc., as the Borrowers, Blount International, Inc., as Holdings, Certain Subsidiaries of Holdings, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and Suntrust Bank, as Documentation Agent (the “New Senior Credit Facility”). As of December 31, 2015, the New Senior Credit Facility consisted of a $300.0 million revolving credit facility and a $292.5 million term loan. The Company also has the ability, subject to certain limitations, to increase either the term loan or revolving credit facility by up to a total of $200.0 million. The revolving credit facility provides for total available borrowings of up to $300.0 million, reduced by outstanding letters of credit, and further restricted by a specific leverage ratio.

March 2016 Amendment of New Senior Credit Facility. Effective March 11, 2016, the Company, through its wholly-owned subsidiary, Blount, Inc., entered into the First Amendment to the New Senior Credit Facility. The amendment changed the definition of "Consolidated EBITDA" to allow for the add back of certain non-recurring cash expenses associated with the proposed Merger up to a maximum of $15.0 million in the aggregate, provided such costs are incurred between August 6, 2015 and June 30, 2016. The amendment further requires the Company to make a mandatory repayment of principal borrowed under the New Senior Credit Facility with, among other Extraordinary Receipts (as defined in the New Senior Credit Facility), any “break-up” or similar fee received in connection with the proposed Merger. Finally the amendment requires the Company to pay an amendment fee equal to 0.05% of the New Senior Credit Facility principal balances should the proposed Merger not be consummated on or before July 1, 2016.

The foregoing description of such amendment does not constitute a complete summary and is qualified in its entirety by reference to the full text of such amendment, a copy of which is filed herewith as Exhibit 4(h) and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item will be included in an amendment to this Annual Report on Form 10-K within 120 days after the close of our fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be included in an amendment to this Annual Report on Form 10-K within 120 days after the close of our fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in an amendment to this Annual Report on Form 10-K within 120 days after the close of our fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be included in an amendment to this Annual Report on Form 10-K within 120 days after the close of our fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in an amendment to this Annual Report on Form 10-K within 120 days after the close of our fiscal year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.
(B) Exhibits required by Item 601 of Regulation S-K:
*2 Agreement and Plan of Merger dated December 9, 2015, by and between Blount International, Inc., ASP Blade Intermediate Holdings, Inc., and ASP Blade Merger Sub, Inc., filed as Exhibit 2.1 to the Form 8-K filed by Blount International, Inc. on December 10, 2015 (Commission File No. 001-11549).
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
*4(g) Credit Agreement among Blount, Inc. and Omark Properties, Inc. as the Borrowers, Blount International, Inc. as Holdings, Certain Subsidiaries of Holdings, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents , and Suntrust Bank, as Documentation Agent filed as Exhibit 99.1 to the Current Report of Blount International, Inc. on Form 8-K dated May 5, 2015 (Commission File No. 001-11549).
**4(h) First Amendment to the Credit Agreement dated March 11, 2016, among Blount, Inc. and Omark Properties, Inc. as the Borrowers, Blount International, Inc. as Holdings, Certain Subsidiaries of Holdings, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and Suntrust Bank, as Documentation Agent.
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
*10(l) Cooperation Agreement dated as of December 9, 2015, among Blount International, Inc., P2 Capital Partners, LLC, P2 Capital Master Fund I., L.P., P2 Capital Master Fund VI, L.P. and P2 Capital Master Fund IX, L.P., filed as Exhibit 10.1 to the Form 8-K filed by Blount International, Inc. on December 10, 2015 (Commission File No. 001-11549).

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

March 15, 2016

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
Dated: March 15, 2016.

/s/ Robert E. Beasley, Jr.	/s/ Ronald Cami
Robert E. Beasley, Jr.	Ronald Cami
Director	Director

/s/ Andrew C. Clarke	/s/ Joshua L. Collins
Andrew C. Clarke	Joshua L. Collins
Director	Chairman and Chief Executive Officer
Director

/s/ Nelda J. Connors	/s/ E. Daniel James
Nelda J. Connors	E. Daniel James
Director	Director

/s/ Harold E. Layman	/s/ Max L. Lukens
Harold E. Layman	Max L. Lukens
Director	Director

/s/ Daniel J. Obringer	/s/ David A. Willmott
Daniel J. Obringer	David A. Willmott
Director	President and Chief Operating Officer
Director

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
(Amounts in thousands)		Additions (Reductions)
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Business Acquisitions (Dispositions), Net	(Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2015:
Allowance for doubtful accounts receivable	$2,866	$199	$—	$(494)	$2,571
Inventory valuation account	12,355	1,890	—	(2,990)	11,255
Valuation allowance for deferred tax assets	5,270	(422)	—	—	4,848
Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	3,086	470	25	(715)	2,866
Inventory valuation account	12,087	1,733	98	(1,563)	12,355
Valuation allowance for deferred tax assets	4,753	517	—	—	5,270
Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	3,116	(64)	—	34	3,086
Inventory valuation account	11,726	4,292	—	(3,931)	12,087
Valuation allowance for deferred tax assets	2,552	2,201	—	—	4,753

The graph below matches the cumulative 5-year total return of holders of Blount International, Inc.'s common stock with the cumulative total returns of the NYSE Composite index, and a customized peer group of companies that includes nine companies, which are AGCO Corporation, Alamo Group, Inc., Briggs & Stratton Corporation, Deere & Company, Douglas Dynamics Inc., Husqvarna Group, Snap-on Incorporated, Stanley Black & Decker, Inc., and The Toro Company. The graph assumes that the value of the investment in the Company’s common stock, in each peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2010 and tracks it through December 31, 2015.

 The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Year ended December 31,	2010	2011	2012	2013	2014	2015
Blount International, Inc.	100.00	92.13	100.38	91.81	111.48	62.25
NYSE Composite	100.00	96.43	112.10	141.70	151.44	145.40
Peer Group	100.00	92.57	109.66	124.89	131.38	133.11