Form 10-K/A
period 2015-12-31
BLOUNT INTERNATIONAL INC
filed 2016-04-29
CIK 1001606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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
☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   ☐  Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 15, 2016, Blount International, Inc. a Delaware corporation (“Blount” or the “Corporation”), filed its Form 10-K for the fiscal year ended December 31, 2015 (the “10-K”) with the Securities Exchange Commission (“SEC”). Blount is filing this Amendment No. 1 to the 10-K (this “Amendment”) for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of the 10-K. In connection with the filing of this Amendment, Blount is also including certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer.

On April 12, 2016, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 9, 2015, by and among Blount, ASP Blade Intermediate Holdings, Inc. (“Parent”) and ASP Blade Merger Sub, Inc. (“Merger Sub”), Merger Sub merged with and into Blount (the “Merger”), with Blount surviving the Merger as a wholly owned subsidiary of Parent. As a result of the Merger, Blount common stock was delisted from the New York Stock Exchange and subsequently deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information regarding the Merger and related matters, please see the definitive proxy statement filed by Blount on March 9, 2016, and other filings made by Blount with the SEC.

This Amendment makes reference to the date of the 10-K, and Blount has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the 10-K, or modified or updated the disclosures contained in the 10-K in any way other than as specifically set forth in this Amendment. For example, this Amendment does not reflect the appointment of new directors in connection with the Merger or the cancelation and delisting of our previously outstanding shares. This Amendment should be read in conjunction with the 10-K and other filings made by Blount with the SEC.
ii

BLOUNT INTERNATIONAL, INC. AND SUBSIDIARIES

iii

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Biographical information for the members of our Board of Directors as of April 11, 2016 is set forth below.  Nine of the ten listed directors were elected by our stockholders at the 2015 Annual Meeting of Stockholders, and Mr. Max L. Lukens was appointed by the Board on July 30, 2015. Upon the consummation of the Merger on April 12, 2016, each of the directors listed below resigned and Parent, as Blount’s sole stockholder, appointed directors to the Board.

ROBERT E. BEASLEY, JR., Age 70

Director from January 1, 2010; Lead Director from December 2011; Chairman of the Nominating & Corporate Governance Committee from July 2010 to April 2013; Member of the Nominating & Corporate Governance Committee from January 2010 to April 2013; Member of the Audit Committee from December 7, 2011; Chairman and Member of the Compensation Committee from April 2013.

Former Chairman, President and CEO of Hunter Fan Company of Memphis, Tennessee, a privately-held manufacturer of consumer and commercial ceiling fans and other consumer products, from 1991 until his retirement in 2007. Formerly, President of Hunter Fan Division from 1989 to 1991. Prior to that, Vice President of Marketing-Consumer Electronics for North American Philips Corporation of New York, New York, a publicly-held manufacturer and marketer of consumer, commercial and industrial products, from 1986 to 1989. Vice President of Marketing for Philips’ Norelco Consumer Products from 1982 to 1986.

Mr. Beasley has served on the Board of Directors of Hunter Fan Company from 2007 to present.

For the following reasons, the Board concluded that Mr. Beasley should serve as a Director. An important part of Blount’s business involves products that are consumer-oriented and sold, among other channels, through “Big Box” retail centers or through full-servicing dealers. Mr. Beasley has served Hunter Fan Company for nearly 20 years, most of which in the capacity of Chief Executive Officer. He continues to serve on the Board of Directors of Hunter Fan Company, which makes consumer and commercial ceiling fans and other consumer home products, the major channel of distribution for which is “Big Box” retail outlets.

While at Hunter Fan Company, Mr. Beasley also had extensive experience with off-shore sourcing and manufacturing, including extensively from China, an important fit with Blount’s interest in (1) producing chain, bar and accessories at its facility in China, (2) procuring important components and finished products for several different product lines, including lawn and garden accessories, farm and agriculture, and concrete-cutting and construction components, and (3) dealing with growing Chinese competition in the chain and bar lines. Mr. Beasley’s 35-plus years as a marketer of consumer durables aligned with the Corporation’s primary products, as well as with its proposed new product development.

RONALD CAMI, Age 48

Director from October 2010; Member of the Nominating & Corporate Governance Committee from April 2013.

From 2015 to present, Mr. Cami is a Senior Advisor at the investment firm TPG Capital, L.P., of San Francisco, California, a private equity and venture capital firm. Mr. Cami was a Partner and General Counsel of TPG Capital, L.P. from 2010 until 2015. Mr. Cami was a partner at Cravath, Swaine & Moore LLP in New York City from 2001 until June 2010, where his law practice was focused on mergers and acquisitions, leveraged transactions and general corporate and board advice. During his tenure at Cravath, which began in 1994, Mr. Cami was the Corporation’s principal outside counsel from August 1999 until June 2010. Mr. Cami received his undergraduate degree from Harvard University and his law degree from Rutgers School of Law.

For the following reasons, the Board concluded that Mr. Cami should serve as a Director. Mr. Cami brought a strong record of public corporation representation at the highest levels, and he gained key knowledge of the legal and compliance requirements that companies of similar size and scope as the Corporation face. He gained a unique understanding of the Corporation and its legal structure by acting as the Corporation’s primary outside counsel while at Cravath. His knowledge of complex legal concepts, mergers and acquisitions and leveraged transactions provided an invaluable resource to the Board.

ANDREW C. CLARKE, Age 45

Director from May 2010; Chairman of the Audit Committee from February 2012; Member of the Audit Committee from May 2010; Member of the Compensation Committee from April 2013.

From 2015 to present, Chief Financial Officer of CH Robinson Worldwide, Inc., of Eden Prairie, Minnesota, one of the world’s largest third party logistics providers to over 46,000 customers through a network of offices in North America, South America, Europe and Asia. From 2014 to present, Co-Founder and Director to FreightVerify, Inc., a cloud based enterprise solution that connects shippers and carriers and provides real-time tracking and delivery audits of shipments. President, Director and CEO from 2007 until February 2013, of Panther Expedited Services, Inc. of Seville, Ohio, a premium logistics provider that focuses on the automotive, life sciences, governmental and manufacturing segments and that was controlled by Fenway Partners, a private equity firm, until its sale in 2012 to Arkansas Best Corporation. Previously, Senior Vice President, Chief Financial Officer, Treasurer and Investor Relations for Forward Air Corporation, a publicly-traded diversified transportation services corporation, from 2001 to 2006, and its subsidiary, Logtech Corporation, from 2000 to 2001. Before that, Mr. Clarke worked in investment banking, including from 1998 to 2000 with Deutsche Bank Alex Brown and from 1993 to 1996 with A.G. Edwards & Sons, Inc.

Mr. Clarke has served on the Board of FreightVerify, Inc. from 2014 to present. Mr. Clarke served on the Boards of Directors of Panther Expedited Services, Inc. from 2006 to 2012, Forward Air Corporation of Greenville, Tennessee, from 2001 to 2006 and of Pacer International, Inc., of Dublin, Ohio, a publicly-traded company engaged in third-party logistics services, from 2005 to August 2009. He served as Chairman of the Audit Committee and Member of the Compensation and Nominating & Corporate Governance Committees of Pacer. He also served on the Advisory Board of Competitive Cyclist, a web-based retailer to serious road and mountain bike enthusiasts, prior to its sale to Backcountry.com in 2011.

For the following reasons, the Board concluded that Mr. Clarke should serve as a Director. Mr. Clarke has served as CEO of one company, as CFO of a publicly-traded company and as a Director of three companies. He qualified as a “financial expert” as that term is defined under applicable SEC and NYSE rules and regulations, and he has chaired the Audit Committee of a publicly-traded company. He has led two firms from a one-product focus to a diversified outlook that, together with his merger and acquisition investment banking experiences at A.G. Edwards, assisted the Corporation in its stated goal to grow and expand its business lines. Finally, his experience with Internet sales systems, both at Logtech and at Competitive Cyclist, paralleled the Corporation’s business-to-business Internet sales efforts for its product lines, especially its lawn and garden products.

JOSHUA L. COLLINS, Age 51

Director from January 2005; Chairman of the Board from May 2010; Member of the Compensation Committee from January 2005 to December 2005; Member of the Nominating & Corporate Governance Committee from January 2008 to December 18, 2009.

Elected the Corporation’s Chief Executive Officer in December 2009. As a result of becoming CEO, Mr. Collins, who continued as a Director, resigned from the Nominating & Corporate Governance Committee of the Board. Before that, Mr. Collins was elected President, Chief Operating Officer & CEO Designate as of October 19, 2009.

Previously, founder of Collins Willmott & Co. LLC, a private equity firm located in New York City, focused on providing growth capital to middle market companies in the industrial, consumer and energy sectors since January 2008; formerly, Principal of Lehman Brothers Merchant Banking from 2000 to January 2008, Managing Director of Lehman Brothers Inc. from 2006 to January 2008 and Senior Vice President of Lehman Brothers Inc. from 2003 to January 2006. Mr. Collins joined Lehman Brothers Merchant Banking in 1996. Prior to joining Lehman Brothers, Mr. Collins served as an infantry officer and Captain in the United States Marine Corps.

Mr. Collins also serves as an observer member on the Board of Directors of Enduring Resources, LLC of Denver, Colorado, a private equity-backed producer of oil and natural gas. Formerly, Mr. Collins served on the Boards of Directors for Phoenix Brands LLC of Stamford, Connecticut; Evergreen Copyright Acquisitions, LLC of Nashville, Tennessee; Cross Group, Inc. of Houma, Louisiana; Superior Highwall Holding, Inc. of Beckley, West Virginia; Eagle Energy Partners I, LP of Houston, Texas; Pacific Energy Management, LLC (NYSE:PPX) of Long Beach California; and Mediterranean Resources, LLC of Austin, Texas. Mr. Collins was on the Compensation Committee of Cross Group, Inc. and was also involved in determining executive compensation for the other companies on whose boards he served, since these companies did not have compensation committees. Mr. Collins left these boards in connection with his becoming CEO of the Corporation in order to devote more time to his new responsibilities.

For the following reasons, the Board concluded that Mr. Collins should serve as a Director. Mr. Collins was selected as CEO of the Corporation after an extensive, comprehensive search because of his knowledge of the Corporation and its business. Mr. Collins gained knowledge of the Corporation by working with the Corporation as a member of the Lehman Brothers’ team that, in 1999, consummated a merger of the Corporation and a subsidiary of Lehman Brothers Merchant Banking Partners II, L.P. and a recapitalization of the Corporation’s stock into a single class of shares (the “Merger and Recapitalization”). Mr. Collins served as a Director of the Corporation from 2005. Mr. Collins’ extensive experience in mergers and acquisitions and financial transactions, the energy and vision he brought to the job to increase the value of the business through both organic growth and acquisitions and his experience on the boards of directors of companies in which he participated as a private equity investor, where his goal was to increase stockholder and other investor value, were invaluable. Mr. Collins’ knowledge of finance, of the valuation of businesses and of capital markets made him a valuable addition. He was instrumental in assisting with the Corporation’s equity and public debt security offerings, negotiating credit agreements and acquisitions or divestitures, as well as his possession of a keen insight into foreign currency exchange matters, which is of vital importance to the Corporation with respect to the relationship of the United States dollar to the Canadian dollar and Brazilian real on the production side and to the European Union euro on the sales and marketing side.

In addition, as shown above, Mr. Collins has had extensive experience as a director and investor in entrepreneurial firms in a wide range of industries.

NELDA J. CONNORS, Age 50

Director from March 2012; Member of the Audit Committee from April 2013.

Chairwoman and Founder of Pine Grove Holdings, LLC, a Delaware company that provides advisory services to private equity firms and investment firms and limited investments to small and mid-sized businesses from August 2011. From August 2008 through June 2011, she was President and CEO of Tyco International, Electric & Metal Products Division (renamed Atkore International in 2010), of Illinois, a global producer of electrical steel conduit, mechanical and structural steel and fence and fire production products. Prior to joining Tyco, she was Vice President of Eaton Corporation, a diversified power management company, from 2002 until 2008 where she held a number of international management roles, which included nearly four years based in Shanghai, China. Prior to Eaton, Ms. Connors was an executive in the automotive industry for Ford Motor Company, Chrysler and Mogami Denki (a Toyota supplier). Ms. Connors holds a B.S. and M.S. in mechanical engineering from the University of Dayton.

Ms. Connors has served on the Board of Directors of Boston Scientific, of Marlborough, Massachusetts, from December 2009 to present; Vesuvius, plc, of London, England, from March 2013 to present; and Echo Global Logistics, of Chicago, Illinois, from April 2013 to present; and as a Class B Director for the Federal Reserve Bank of Chicago from June 2011 to present. Ms. Connors currently serves as member of the Audit Committee for each of Echo Global Logistics and Vesuvius, plc, and the Compensation Committee for Vesuvius, plc.

For the following reasons, the Board concluded that Ms. Connors should serve as a Director. Ms. Connors has served as CEO of one company, and on the Board of a publicly-traded company. She has international experience, studying in Japan and being employed in Japan, Germany and China. Ms. Connors also has experience with manufacturing processes, having implemented Continuous Improvement projects utilizing both Lean Manufacturing principles and Six Sigma tools. Ms. Connor’s experience and expertise was valuable to the Corporation’s global strategy and to the manufacturing processes for both the “FLAG” (Forestry, Lawn and Garden) and “FRAG” (Farm, Ranch and Agriculture) segments.

E. DANIEL JAMES, Age 51

Director from August 1999; Member of the Executive Committee from August 1999 to that committee’s termination in March 2010; Member of the Audit Committee from 1999 to February 2003; Member of the Compensation Committee from 1999 to December 2005 and again from February 2008; Member of the Nominating & Corporate Governance Committee from July 2010 to April 2013.

Managing Partner and President of Trilantic North America, a private equity investment firm and successor to Lehman Brothers Merchant Banking, from April 2009; previously, Principal of Lehman Brothers Merchant Banking and a Managing Director of Lehman Brothers Inc., New York, New York from April 2000. Prior to that, Mr. James was Senior Vice President from 1996. Mr. James had been with Lehman Brothers Inc. since June 1988. Prior to joining the Merchant Banking Group in 1996, Mr. James served in the Mergers and Acquisitions Group from 1990 and the Financial Institutions Group from 1988.

Mr. James has served on the Board of Angelica Corporation of Alpharetta, Georgia, from June 2008 to present; Implus Corporation of Durham, North Carolina, from 2014 to present and Traeger Pellet Grills, LLC of Wilsonville, Oregon, from March 2014 to present. Mr. James formerly served on the Boards of Directors for Phoenix Brands LLC of Stamford, Connecticut from 2005 to 2012; Flagstone Reinsurance Holdings, S.A. of Luxembourg from 2006 to 2012; and Delos Insurance Company of New York, New York, from 2006 to 2011.

For the following reasons, the Board concluded that Mr. James should serve as a Director. Mr. James’ experience as a merchant investment banker; one of the architects of analyzing, negotiating and consummating the Merger and Recapitalization in 1999 on behalf of Lehman Brothers; his knowledge of the Corporation as representative of the controlling stockholder from 1999 to 2004; his Board experience for over fifteen years; and his acute analytic abilities concerning public markets, including public equity and debt offerings, senior credit agreements and mergers, acquisitions and divestitures, all of which have been important to the viability and growth of the Corporation over time, served the Corporation, its stockholders and the Board well. Because of the nature of Mr. James’ position as a founder, principal and Head of North America for Trilantic Capital Partners, Mr. James was able to offer cross-segment comparisons to other markets, lines of businesses and industries, to go along with his insight into the Corporation’s businesses.

HAROLD E. LAYMAN, Age 69

Director from August 1999; Chairman of the Compensation Committee from July 2010 to April 2013; Member of the Audit Committee from 2007 to July 2010; Member of the Executive Committee from March 2001 to August 2002; Chairman and Member of the Nominating & Corporate Governance Committee from April 2013.

Former President of River Bend Management Group of Florida, LLC, an operator of golf courses, located in Ormond Beach, Florida. Former President and Chief Executive Officer of the Corporation from March 2001 to August 2002; President and Chief Operating Officer from February 2000; Executive Vice President – Finance Operations and Chief Financial Officer from February 1997 and Senior Vice President and Chief Financial Officer of the Corporation from January 1993. Prior to 1993, Mr. Layman served as Senior Vice President – Finance and Administration and was a member of the Executive Committee of VME Group, N.V., in The Hague, Netherlands, a manufacturer of automotive components and industrial equipment, from September 1988.

Mr. Layman has served on the Board of Infinity Property & Casualty Corp. of Birmingham, Alabama from 2003 to present. Mr. Layman serves as Chairman of the Compensation Committee and as a member of the Nominating & Corporate Governance Committee and Compensation Committee of Infinity Property & Casualty Corp. Formerly, Mr. Layman served on the Board of Grant Prideco, Inc. of Houston, Texas from 2002 until its sale to National Oilwell Varco, Inc. in 2008, where he chaired the Audit Committee. Mr. Layman also served on the Board of GrafTech International Ltd., of Parma, Ohio from 2003 until his retirement in May 2014, where he served as a member of the Compensation Committee and Corporate Governance Committee.

For the following reasons, the Board concluded that Mr. Layman should serve as a Director. Mr. Layman served the Corporation as an Executive Officer for nine years, two as President and CEO, and served for fifteen years as a Director of the Corporation. He was one of several of the Corporation’s Directors who has served as a CEO of a major public corporation. Mr. Layman’s financial background, operational responsibilities and international business acumen were all valuable tools in helping the Board guide the Corporation in its endeavors. Mr. Layman provided a very effective “bridge” across the various transformations that have taken place at the Corporation since the 1990s. His service on three other public boards and his positions as chairman or member of these other companies’ Audit, Compensation and Nominating & Corporate Governance Committees provided a good reference point and resource for the Board.

MAX L. LUKENS, Age 67

Director from July 2015.

Mr. Lukens served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc., of Houston Texas, a privately held company primarily engaged in the design, manufacture, and service of military tactical vehicles, from May 2004 until May 2006 and prior to that served as a Director from 2001 and its Chairman of the Board from December 2002 to March 2004, and Interim Chief Executive Officer and President, from September 2003 to March 2004. Mr. Lukens served as Chairman of the Board, President and Chief Executive Officer for Baker Hughes Incorporated, an oilfield services company, from 1997 to January 2000; he held various roles in the company since 1981, including President and Chief Executive Officer from 1996 and President and Chief Operating Officer from 1995. Mr. Lukens was a Certified Public Accountant with Deloitte Haskins & Sells for 10 years.

Mr. Lukens is an Independent Director of Westlake Chemical Corporation, a public company and international manufacturer and supplier of petrochemicals and building products, since August 2004. He also serves as a Director of Westlake Chemical Partners, a limited partnership formed by Westlake Chemical Corporation to operate, acquire, and develop facilities for the processing of natural gas liquids as well as other qualifying activities, since August 2014. Mr. Lukens served as a Director of The Pep Boys—Manny, Moe & Jack, a public company and nationwide automotive parts retail and service chain from August 2006 until October 2007 and again from June 2009 until September 2011. He was also Chairman of the Board of that company from June 2009 until he resigned in September 2011. Between 2003 and 2009, he served as a Director of NCI Building Systems, Inc. a public company and a top designer, manufacturer and vendor of metal coatings, components and buildings for nonresidential construction in North America.

For the following reasons, the Board concluded that Mr. Lukens should serve as a Director. Mr. Lukens has served as CEO of two companies, including a publicly traded company, and has held the chairman position at two publicly traded companies. He qualified as a “financial expert” as that term is defined under applicable SEC and NYSE rules and regulations. He has significant accounting and financial experience and experience that the Board believed would be valuable to the Company’s accounting and governance initiatives.

DANIEL J. OBRINGER, Age 68

Director from April 2014. Member of the Nominating & Corporate Governance Committee from July 2014.

Former President and CEO of Echo Incorporated of Lake Zurich, Illinois, a worldwide leader in the development and manufacture of professional-grade, hand-held outdoor power equipment for both the commercial and homeowner markets, and the largest subsidiary of Yamabiko Corporation of Japan, from 2008 to 2014, and Senior Vice President of Finance and Administration of Echo Incorporated from 1995.

Mr. Obringer served on the Board of Directors of Echo Incorporated, a private company and subsidiary of Yamabiko Corporation, which is publically traded in Japan, from 2008 to 2014.

For the following reasons, the Board concluded that Mr. Obringer should serve as a Director. Echo Incorporated is a leader in the design, manufacturing, and marketing of outdoor power equipment, including chainsaws, brush cutters and hedge trimmers, in markets and channels that are substantially similar to the Corporation. As former President and Chief Executive Officer of Echo Incorporated, Mr. Obringer brought and applied his extensive knowledge of Echo Incorporated’s markets, customers and channels. Mr. Obringer served Echo Incorporated for over 18 years, over five (5) years as the Chief Executive Officer and has experience with strategic planning, logistics, mergers and acquisitions, international business and finance (including auditing). Mr. Obringer’s experience with the Corporation’s markets, customers and channels, along with his financial acumen provided valuable guidance, insight and direction for the Corporation.

DAVID A. WILLMOTT, Age 46

Director from March 2012.

Mr. Willmott was elected the Corporation’s President and Chief Operating Officer on March 10, 2011. Previously, from December 14, 2009, he served as Senior Vice President – Corporate Development & Strategy. Previously, founder of Collins Willmott & Co. LLC, a private equity firm located in New York City, focused on providing growth capital to middle market companies in the industrial, consumer and energy sectors, since January 2008; formerly, Principal of Lehman Brothers Merchant Banking, from 2000 to 2008, and Managing Director of Lehman Brothers Inc. from 2007 to 2008; joined Lehman Brothers Merchant Banking in 1997. Prior to joining Lehman Brothers, Mr. Willmott was an investment banker with Merrill Lynch & Co. from 1992 to 1995.

Mr. Willmott formerly served on the Boards of Directors of Evergreen Copyright Acquisitions, LLC of Nashville, Tennessee; Cross Group, Inc. of Houma, Louisiana; Superior Highwall Holding, Inc. of Beckley, West Virginia; Hunter Fan Company of Memphis, Tennessee; and CP Kelco ApS of Chicago, Illinois. Mr. Willmott is a former Chairman of the Board of Directors of Hunter Fan Company.

For the following reasons, the Board concluded that Mr. Willmott should serve as a Director. Mr. Willmott’s experience in evaluating, formulating and executing strategic initiatives, experience engaging in mergers and acquisitions and financial transactions, the energy and vision he brought to the Corporation to increase the value of the business through both organic growth and making related acquisitions and his experience on the boards of directors of companies in which he participated as a private equity investor, where his goal was to increase stockholder and other investor value, were invaluable. Mr. Willmott’s broad knowledge of strategy, marketing, operations and corporate finance made him well qualified to serve as a Director of the Corporation. In addition, as shown above, Mr. Willmott’s leadership and experience was valuable to the Corporation’s strategic growth initiatives.

EXECUTIVE OFFICERS

The Executive Officers of the Corporation, in addition to Mr. Collins and Mr. Willmott who are listed as Directors, as of April 11, 2016, were:

Name	Office	Year First Elected to Such Office	Age
Mark V. Allred	Vice President – Corporate Controller	2007	58
David P. Gillrie	Senior Vice President – Global Sales & Marketing, FLAG	2014	49
Calvin E. Jenness	Senior Vice President and Chief Financial Officer	2002	60
Gerald D. Johnson	President, FRAG	2013	55
David K. Parrish	Senior Vice President – Global Supply Chain	2013	58
Chad E. Paulson	Vice President, General Counsel and Secretary	2012	44

Mark V. Allred was elected Vice President – Controller in February 2007, and his title changed to Vice President – Corporate Controller on February 20, 2008. Prior to February 2007, he served as Corporate Controller for the Corporation, then a non-Executive Officer position, from January 2005. Previously, he served as Vice President of Finance and Corporate Controller at Crown Pacific Partners LP from 2003 to 2004.

David P. Gillrie was elected Senior Vice President – Global Sales & Marketing, FLAG effective March 20, 2014. Previously, he was President, of ICS, the Corporation’s Concrete Cutting and Finishing division from April 16, 2012. Prior to April 2012 he worked for Terex Corporation as Global General Manager from 2009 and held various positions for Ingersoll-Rand Companies from 2001, including Vice President, Strategy and Business Development, Global General Manager and Strategic Business Unit Manager.

Calvin E. Jenness was elected Senior Vice President, Chief Financial Officer and Treasurer in August 2002. In February 2005, he relinquished the Treasurer position. Prior to August 2002, he served as Vice President and Corporate Controller and Treasurer from June 2001 and as Vice President and Corporate Controller from September 2000.

Gerald D. Johnson was elected President, FRAG effective May 9, 2013. Prior to May 2013, he served as President of Woods Equipment Company, which Blount acquired in August 2011, from 2009. Previously he was VP of Operations in 2004, General Manager of Manufacturing in 1998 and joined Woods Equipment Company in 1995 as Manager of Technical Support. Prior to joining Woods Equipment Company, Mr. Johnson held various leadership positions in General Electric Company’s Aircraft Engines and Industrial AC Motors division from 1985.

David K. Parrish was elected Senior Vice President – Global Supply Chain effective November 1, 2013. Previously he was Vice President – Supply Chain from May 2010. Prior to May 2010 he served as Frederick Manufacturing General Manager from 2003, as Operations Manager – KC from 2000 and Distribution Center Manager – KC from 1995. Prior to joining the Corporation, Mr. Parrish worked for the Stanley Tools organization in various capacities, including managing manufacturing and distribution operations and supply chain.

Chad E. Paulson was elected Vice President, General Counsel and Secretary effective January 1, 2012. Previously, he served as Corporate Counsel from 2006 and as Assistant Secretary from 2008. Previously, he was Senior Counsel at PacifiCorp, from 2003 to 2006. Before that he was in private practice.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and the rules thereunder required that the Corporation’s Directors and Executive Officers and persons who beneficially owned more than 10% of any class of equity securities of the Corporation file reports of ownership and changes in ownership with the SEC and NYSE and furnish the Corporation with copies.

Based on the review of copies of such forms received by it, or written representations from certain reporting persons, the Corporation believes that all filing requirements applicable to its Directors, Executive Officers and greater than 10% beneficial owners were complied with during 2015.

Code of Ethics

We maintain a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officers. This Code of Business Conduct and Ethics is, as of April 29, 2016, available on our website at www.blount.com.

Material Changes to Security Holder Director Recommendation Procedures

On April 12, 2016, Blount’s Bylaws were amended in connection with the Merger.  The new Bylaws do not provide procedures by which stockholders may recommend nominees to Blount’s Board of Directors.

AUDIT COMMITTEE DISCLOSURE

While we were a publicly traded company, our Board of Directors established a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, to assist our Board of Directors in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, the performance of our independent registered public accounting firm and our internal audit function, and our risk assessment and risk management.  The duties of the Audit Committee included: (i) approving annually the appointment of the Corporation’s independent registered public accounting firm; (ii) reviewing the professional services, proposed fees and independence of such independent registered public accounting firm; (iii) reviewing the annual audit plans of such independent registered public accounting firm; (iv) reviewing the annual audit plans for the internal audit function, whether performed by an in-house staff, outsourcing arrangement or combination of both; (v) monitoring the activities of the independent registered public accounting firm and the internal audit function; and (vi) reporting on such activities to the Board.

With respect to the independence of the Corporation’s Directors who served on the Audit Committee, Andrew C. Clarke, Chairman, and Members Robert E. Beasley, Jr. and Nelda J. Connors, were all “independent” Directors, as defined by applicable rules and regulations of the SEC and NYSE. Also the Board determined that each of Mr. Beasley, Mr. Clarke and Ms. Connors qualified as a “financial expert,” as defined by the SEC pursuant to Section 407 of the Sarbanes-Oxley Act. No Member of the Audit Committee served on the Audit Committee of more than two other public companies.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There were no relationships with respect to Compensation Committee interlocks and insider participation in compensation decisions during 2015.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information on Blount’s executive compensation program prior to the consummation of the Merger, and has not been updated to account for the consummation of the Merger.

OVERALL OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM

The Corporation’s executive compensation program is designed to help the Corporation attract, motivate and retain high quality executives who create stockholder value. Toward that end, the compensation program attempts to provide:

•	Levels of compensation that are competitive in the markets and industries in which the Corporation competes for executive talent;

•	Incentive compensation that is aligned with the Corporation’s financial performance;
•	Incentive compensation that effectively rewards and recognizes individual performance;
•	A mix of incentive compensation that appropriately balances the Corporation’s short-term and long-term objectives; and
•	A compensation program that does not encourage excessive or unnecessary risk.
The Compensation Committee developed and administered an executive pay program designed to meet the objectives described above. In designing and administering the program, the Corporation attempts to maintain an appropriate balance among these various objectives. The program currently consists of three principal components, each of which is designed to promote a specific behavioral focus and in turn provide specific benefits to the Corporation.

Program Component	Behavioral Focus	Specific Benefit to the Corporation
Base Salary Program	Reward individual performance and experience	Attracts and retains executive talent
Short-Term Non-Equity Incentive Compensation	Reward operational performance of the Corporation as a whole and individual business units and reward attainment of individual goals	Aligns employee interests with short-term corporate and business goals, and encourages and rewards attainment of individual performance objectives
Long-Term Equity Incentive Program	Reward sustained performance toward long-term goals and behavior designed to enhance long-term stockholder value	Aligns individual interests with the long-term investment interests of stockholders

Executive Compensation Practices at a Glance:

WHAT WE DO	WHAT WE DO NOT DO
Pay For Performance: A significant portion of executive compensation is tied to our financial performance and/or the performance of our stock price
No Excise Tax Gross-Ups Upon Change in Control: All payments payable to NEOs are capped so that no “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), will be payable

Thoughtful Peer Group Analysis: The Compensation Committee reviews external market data when making compensation decisions and periodically reviews our peer group with our independent compensation consultant
No “Single Trigger” Cash Severance Payments: We do not have “single trigger” cash severance payments owing solely on account of the occurrence of a change in control event
Thorough Compensation Risk Assessment: The Compensation Committee conducts an annual assessment of the Corporation’s executive and broad-based compensation programs to ensure prudent risk management	No Re-Pricing or Discounted Options / Stock Appreciation Rights (“SARs”): We do not re-price underwater awards and do not provide discounted stock options or stock appreciation rights
Independent Executive Compensation Consultant: The Compensation Committee works with an independent executive compensation consultant on matters surrounding executive pay and governance. The consultant provides no other services to the Corporation
No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses or uncapped incentives under our executive management annual incentive plan

Providing Competitive Levels of Compensation

The Corporation attempts to provide its executives with a total compensation package that, at expected levels of performance, is competitive with total compensation provided to executives who hold comparable positions or have similar qualifications, or both, in other organizations of similar size and scope as the Corporation.

Since 2011, the Compensation Committee has engaged Pearl Meyer & Partners (“PM&P”), a leading advisor to boards and senior management on the alignment of executive compensation with business and leadership strategy, to review its executive compensation. PM&P’s work to date includes full Executive Compensation Reviews in 2011 and 2014, and monitoring of additional compensation trends and regulatory updates on an annual basis. Additionally, the Corporation periodically reviews each executive’s competitive level of compensation based on information drawn from a variety of sources, including proxy statements, and compensation surveys. Information from all of these sources is used in creating the basic structure of the Corporation’s program. The market data used in establishing the Corporation’s executive compensation levels reflects a blend of industrial machinery and related companies and general industry companies from surveys comparable to the Corporation’s size.

It should be noted that the value of an executive’s compensation package will vary significantly based on performance and area of responsibility. Thus, although the expected value of an executive’s compensation package will be competitive, its actual value can exceed or fall below competitive levels depending upon performance.

In 2014, the Corporation retained PM&P to update its 2011 Executive Compensation Review. PM&P identified the following thirteen comparable companies to analyze against the Corporation’s current compensation: Actuant Corp.; Alamo Group, Inc.; Altra Industrial Motion Corp.; Astec Industries, Inc.; Briggs & Stratton Corp.; CIRCOR International, Inc.; Middleby Corp.; Mueller Water Products, Inc.; National Presto Industries, Inc.; NCI Building Systems Inc.; Simpson Manufacturing Co., Inc.; TriMas Corp.; and WattsWater Technologies, Inc. The comparative companies were selected through a review of the following characteristics:

•	Revenue range of approximately one half to two times the Corporation’s annual revenue;
•	Industrial machinery and related industries; and
•	Status as a publicly traded company.
          The benchmarked companies had a median revenue of $1.2 billion in 2013, compared to the Corporation’s revenue of $901 million for the fiscal year ended December 31, 2013. The Corporation used the same benchmark companies in its 2015 analysis.

INDEPENDENCE ASSESSMENT - COMPENSATION COMMITTEE CONSULTANT

In 2014 and 2015, the Compensation Committee assessed PM&P’s independence as required by rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). The Compensation Committee determined that the engagement of PM&P does not raise any conflicts of interest or similar concerns.

DESCRIPTION OF THE EXECUTIVE COMPENSATION PROGRAM

This section describes the three principal elements of the Corporation’s executive compensation program: base salary, short-term non-equity incentive compensation and long-term equity incentive compensation.

BASE SALARY PROGRAM

The Compensation Committee believes it is crucial to provide competitive base salaries in order to attract and retain executive talent. The objective of the Corporation’s base salary program for executives is to provide base salaries that are competitive with the 50th percentile of the market or better for companies that are similar in size to the Corporation and operate in comparable industries. Actual base salary levels will vary from the objective, depending on each executive’s individual performance and experience. Thus, employees with higher levels of sustained performance may be paid correspondingly higher base salaries than the objective.

The Corporation’s executive base salary programs are reviewed annually against salary surveys available to the general public or purchased through human resource consultants. In certain years, the salary survey review process has been supplemented by a more robust Executive Compensation Review completed on behalf of the Compensation Committee by leading human resource consulting companies, including PM&P.

Each year, the Compensation Committee reviews annual base salaries based on the following four factors:

•	General levels of salary increases in the market supported by the annual benchmarking analysis;
•	The individual’s then existing pay;
•	Individual performance; and
•	The Corporation’s overall financial performance.
          In February 2015, the Compensation Committee reviewed the salaries of the Named Executive Officers (“NEOs”). After the review, the NEOs salaries were increased as follows for 2015, Messrs. Collins and Willmott retroactively to the beginning of the calendar year.

	2014 Salary ($)	2015 Salary ($)	Change (%)
Joshua L. Collins	565,000	675,000	19.5
Calvin E. Jenness	385,000	390,000	1.3
David A. Willmott	500,000	600,000	20.0
Gerald D. Johnson	350,000	355,000	1.4
David P. Gillrie	275,000	280,000	1.8

SHORT-TERM NON-EQUITY INCENTIVE COMPENSATION

The Corporation has two short-term Non-Equity Incentive Compensation Plans, the Executive Management Annual Incentive Plan (“EMAIP”), in which the NEOs, Executive Officers and other key management personnel participate, and the Annual Incentive Plan (“AIP”) for other management employees. No NEO participates in both programs during the same time period. The EMAIP and AIP are designed to ensure that incentive compensation is consistent with the financial performance of the Corporation and its various business units, and effectively rewards individual performance that contributes to the performance of the Corporation. These plans provide for awards that are tied to the Corporation’s overall performance and to the performance of the Corporation’s various business units, as well as awards that are based on quantitative and qualitative assessments of individual performance. Awards to the NEOs are based upon the consolidated performance of all of the business units of the Corporation.

Overview and General

The objectives of the EMAIP and AIP are to motivate and reward the accomplishment of annual corporate objectives, to encourage strong performance with individual awards based on contributions to business results, and to provide fully competitive compensation packages that will attract, reward and retain individuals of the highest quality. As a pay-for-performance plan, cash bonus awards were payable upon the achievement of specific business unit and individual performance objectives established for calendar year 2015. Individual performance objectives for the NEOs are established based upon the initiatives implemented to achieve the Corporation’s objectives. The Compensation Committee utilizes the framework of the Corporation’s initiatives in evaluating the performance of NEOs for the determination of individual awards. Specifically, the Compensation Committee reviews each NEO’s success in driving the execution of the initiatives associated with (1) connecting with our customers, (2) operational excellence through improvement of operations, processes and quality, and (3) building a high performance organization through the recruitment, development and retention of key talent.

Targeted bonus award levels are determined for eligible positions using data obtained from proxy statements, compensation surveys and, from time to time, independent compensation consultants. The target bonus levels reflect competitive market practices for comparable companies and are expressed as a percentage of the executive’s salary earned during the fiscal year. As noted above, however, the benchmarking process is a generalized market comparison, not a specific point-by-point comparison to a group of benchmarked companies.

Each year, the Compensation Committee sets target bonus levels for the participants in the EMAIP and determines financial performance measures for both the EMAIP and AIP for that fiscal year. For 2015, the financial targets for the EMAIP and AIP consisted of Adjusted EBITDA and cash flow, with the Adjusted EBITDA target set at $146,000,000 and cash flow at $48,000,000. Actual financial performance compared to target financial performance determines the incentive pool of potential payments to the participants. The target amount of the incentive pool is based on the sum of each participant’s target percentage bonus multiplied by that participant’s salary. The actual amount funded in the pool is based on actual financial performance (for each goal) measured against target and determined on a linear spread from 80% to 120%, corresponding to an incentive pool funding amount of between 0% and 200% of target payouts under the EMAIP and between 0% and 150% of target payouts under the AIP. Performance below 80% of target results in no funding of the pool for that performance component. The 2015 EMAIP and AIP funding mechanism was based on corporate financial results with 66.67% of the incentive pool based on Adjusted EBITDA results and 33.33% of the incentive pool based on cash flow results.

EMAIP Performance Requirements and Funding Levels:

Adjusted EBITDA (66.67% of pool)			Cash Flow (33.33% of pool)
% Achievement to Plan	Award Level	Funding as % of Target*	% Achievement to Plan	Award Level	Funding as % of Target*
120%	Maximum	200%	120%	Maximum	200%
100%	Target	100%	100%	Target	100%
< 80%	—	—	< 80%	—	—

*The % of Target will be interpolated between Threshold, Target, and Maximum, as applicable.

AIP Performance Requirements and Funding Levels:

Adjusted EBITDA (66.67% of pool)			Cash Flow (33.33% of pool)
% Achievement to Plan	Award Level	Payout as % of Target*	% Achievement to Plan	Award Level	Payout as % of Target*
120%	Maximum	150%	120%	Maximum	150%
100%	Target	100%	100%	Target	100%
< 80%	—	—	< 80%	—	—

*The % of Target will be interpolated between Threshold, Target, and Maximum, as applicable.

As a result, the maximum funding is equal to 2.0x target bonus for EMAIP and 1.5x target bonus for AIP. The amount of funds available for payment of awards to executives under the EMAIP is therefore governed by the financial performance of the Corporation for the most recently completed fiscal year. To determine the funding for bonuses, an incentive pool is calculated from the sum of each participant’s potential award based on the Corporation’s financial performance. Each participant’s potential award is equal to his or her salary earned multiplied by his or her target percentage bonus multiplied by the Corporation’s performance factor. The Corporation’s performance factor represents the level of the actual financial results for Adjusted EBITDA and cash flow compared to target financial results.

Upon determination of the pool amount, half of the total EMAIP incentive pool is awarded based on the Corporation’s or a participant’s business unit’s financial performance, with each participant receiving 50% of their potential award based on such performance. The remaining half of the incentive pool is utilized to award participants for their achievement of Individual Performance Objectives (“IPOs”). Each EMAIP participant’s specific IPOs are established and set forth in writing at the beginning of the fiscal year. The level of achievement of such objectives is evaluated at the end of the fiscal year, and the amount of the participant’s award related to IPO performance is then determined. A participant’s total incentive award cannot exceed 250% of his or her target bonus award.

2015 EMAIP Targets and Awards

For 2015, the Corporation’s key financial performance measures considered were the applicable Adjusted EBITDA level and specific cash flow formulation (“Cash Flow”). The target objectives were weighted 66.67% for Adjusted EBITDA and 33.33% for Cash Flow. The award is determined based on the level of satisfaction of each target objective, with zero payable with respect to each target objective if the actual results are equal to or less than 80% of the target.

In 2015, the Corporation did not meet the minimum 80% threshold for either Adjusted EBITDA or Cash Flow. The following table describes those targets and performance against such targets:

Performance vs. Target

Financial Measure	Weighting	Target	Actual Performance	Index	Performance Factor (1)
Adjusted EBITDA	66.67%	$146,000,000	$100,815,000	0.00%	0.00%
Cash Flow	33.33%	$48,000,000	$33,092,000	0.00%	0.00%
			Weighted average Performance Factor		0.00

(1)	Calculated on a linear spread from 80% threshold to 120% maximum. Performance factor is zero % at threshold, 100% at target and 200% at maximum.

Calculation of EMAIP Incentive Pool

Number of participants	30
Incentive at target	$3,725,000
X performance factor(1)	x 20.0%
Incentive Pool	$746,000

(1)	When financial performance is below 80% of target, the plan funds at the minimum of 20% of target.

The Corporation chooses not to disclose generally the performance targets for the business units because separate financial information is not publicly available for these units, and the Corporation believes that, as one of the few publicly-traded companies in these lines of business, disclosure of these financial goals, from which other financial information could be determined or extrapolated, would be an unfair competitive advantage for its competitors.

2015 EMAIP Awards Paid in March 2016

The financial thresholds for the Corporation were not met in the 2015 plan year and it was determined that no awards would be granted to any of the Corporation’s NEOs under the EMAIP.

LONG-TERM EQUITY INCENTIVE COMPENSATION

Overview and general

The grant levels for the Corporation’s long-term equity incentive awards are established by considering competitive market data, with an objective to provide grant levels between the 50th and 75th percentile of the competitive market for companies in comparable industries to the Corporation and similar in size to the Corporation. Determination of the grant levels is also based on the amount of shares available for such grants under the applicable plan. The Compensation Committee also considers a number of internal considerations in determining the awards, including the duties of each participant, their present and potential contributions to the success of the Corporation, historic equity awards and current value, the relative proportion of short-term and long-term incentives desired, internal equity of potential awards, the desirability of consistent opportunities among the management team, and such other factors as the Compensation Committee deems relevant. The choice of type of instrument for individual grantees is made by the Compensation Committee based on, among other factors, (i) the underlying pay and performance characteristics of the compensation vehicle contemplated; (ii) the individual’s position; (iii) the potential tax consequences to the Corporation and the individual; (iv) the applicable accounting treatment for the Corporation; and (v) the anticipated likely length of continued service, given the individual’s retirement eligibility or lack thereof.

The Corporation provides long-term incentives for employees through the Blount International, Inc. 2014 Equity Incentive Plan (the “2014 Equity Plan”) by granting stock options, SARs, Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”). Stock options and SARs are granted with exercise prices at 100% of the fair market value of the stock on the date of grant. These awards only have value if the Corporation’s stock price increases after the date of grant, which aligns the recipient’s interests with the long-term investment interests of the Corporation’s stockholders. RSAs and RSUs represent the right to receive a share of stock in the future, usually subject to incremental vesting over a three-year period with the RSUs being settled in shares three years after the grant date. When the share representing the RSA or RSU is issued to the employee, its value is equal to the Corporation’s then current stock price and fluctuates accordingly.

It is the Corporation’s current policy to make a majority of grants under the 2014 Equity Plan as close as possible to the date of the February or March Compensation Committee meeting, as applicable, because it is the first meeting after the financial results for the completed fiscal year are known, and it coincides with the award of bonuses under the EMAIP and annual salary increases, if any. In addition, a small number of grants are made at other times throughout the year in connection with exceptional circumstances, such as special retention awards or merger and acquisition activities, or through the authority delegated to the CEO by the Compensation Committee for certain grants to non-Executive Officers for purposes of hiring or rewarding promotions.

The Compensation Committee does not time or plan the release of material, non-public information for the purpose of affecting the value of executive compensation. Similarly, it does not set the grant date of stock options or SARs to new executives in coordination with the release of material non-public information; instead, these grants generally have grant dates corresponding to the date of the February or March meeting, as applicable, or the next pre-selected off-cycle grant date.

The 2014 Equity Plan delivers incentives that align long-term participant and stockholder interests, links compensation to stockholder return and provides for express limits or prohibitions on the use of certain types of awards or practices (such as discounted options and option repricing absent prior stockholder approval).

Equity Awards in 2016

Due to the Merger, no NEOs received equity awards in 2016. For information regarding equity awards granted in 2015, please see the Grants of Plan-Based Awards for 2015 Table.

PERQUISITES AND OTHER BENEFITS

Perquisites represent a small part of the Corporation’s overall compensation package. The perquisites and other personal benefits that are provided to senior management are reviewed annually. The primary ongoing perquisites are financial planning and tax preparation services; club memberships; an executive medical insurance plan providing reimbursement of certain out-of-pocket costs, including the co-pays, deductibles and other amounts in excess of the regular medical plan benefits; and payments to cover the tax liability to the executives for the imputed value of such benefits. With respect to each perquisite, the business need is evaluated annually. The Compensation Committee believes that by providing the aforementioned perquisites, it allows senior management to more fully focus on their corporate and individual work responsibilities. See the All Other Compensation For 2015 Table.

ANTI-HEDGING/PLEDGING POLICY

The Corporation considers it inappropriate for any Director or Executive Officer to enter into speculative transactions in the Corporation’s securities. These individuals are prohibited from engaging in transactions intended to profit from short-term speculative swings in the value of the Corporation’s securities, or minimize the risk inherent in owning the Corporation’s stock, including “hedging,” “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price or the like) and “short-sales.”

CONSIDERING CERTAIN TAX IMPLICATIONS

To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Compensation Committee also considers the anticipated tax treatment to the Corporation and to the executives of various payments and benefits.

Section 162(m). Section 162(m) of the Code provides that compensation in excess of $1 million paid for any year to a corporation’s chief executive officer and the three other highest paid executive officers (excluding the chief financial officer, if otherwise applicable) at the end of such year, which executives are referred to as “covered employees,” will not be deductible for federal income tax purposes unless: (i) the compensation qualifies as “performance-based compensation,” (ii) the Corporation has advised its stockholders of, and the stockholders have approved, the material terms of the performance goals under which the Corporation pays such compensation and (iii) under certain conditions, the stockholders have re-approved the material terms of the performance goals within the last five years.

Mr. Collins is entitled to an annual salary of $675,000 and Mr. Willmott is entitled to an annual salary of $600,000. Messrs. Collins and Willmott have also received grants of RSUs, which do not qualify as performance-based compensation exempt from Section 162(m). Depending on the value of the stock at the time it is delivered to Messrs. Collins and Willmott (generally three years after the grant date), Messrs. Collins’ and Willmott’s compensation may exceed the Section 162(m) limit in a particular year.

Section 280G. The Corporation provides the NEOs with employment agreements, which are discussed below under “Employment Agreements.” All of the employment agreements cap the payments payable to the NEOs so that no “excess parachute payment” under Code Section 280G will be payable.

Section 409A. Amounts that are deferred or which become vested under the Corporation’s nonqualified deferred compensation programs are subject to Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts and the ability subsequently to change the form and timing of payments. Code Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20% additional income tax and an interest penalty. The Corporation believes it has amended its plans and employment agreements as necessary to comply fully with the Code Section 409A requirements.

RISK ASSESSMENT OF COMPENSATION PROGRAMS

It is the Corporation’s policy to regularly monitor its compensation policies and practices to determine whether its risk management objectives are being met and to adjust those policies and practices where needed. The Board has overall responsibility for the oversight of compensation risk management at the Corporation, and receives input from executives and members of the Compensation Committee. The Board reviews the design features, characteristics, performance metrics and approval mechanisms of total compensation for all employees at the Corporation, including salaries, incentive plans, bonuses, sales incentives, equity awards and performance awards to determine whether any of these policies or programs could create risks that are reasonably likely to have a material adverse effect on the Corporation. A general review of financial risks is undertaken at virtually every meeting of the Board. The Corporation’s compensation programs are designed to provide incentives to executives and other employees to achieve the Corporation’s long-term objectives without encouraging excessive risk taking, and to align compensation with the long-term interests of the stockholders. Compensation is reviewed on a yearly basis, and is subject to adjustment by the Compensation Committee based on the findings of such review.

The Board has determined that the Corporation’s compensation policies and programs do not encourage excessive and unnecessary risk taking because they are designed to encourage employees to remain focused on both the Corporation’s short and long-term objectives and financial goals, and are designed to align compensation with the long-term interests of the stockholders. The Board determined that the Corporation’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Corporation.

COMPENSATION COMMITTEE REPORT

The current full Board of the Corporation has reviewed and discussed the Compensation and Analysis with management and recommends that the Compensation Discussion and Analysis be included in this Amendment.

Members of the Board of Directors:

Loren S. Easton

Aaron K. Maeng

Joshua L. Collins

EXECUTIVE COMPENSATION

The following table summarizes for the fiscal years 2015, 2014 and 2013 all plan and non-plan compensation awarded to, earned by, or paid to NEOs.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Joshua L. Collins	2015	675,000	—	303,744	708,752	—	—	104,449	1,791,945
Chairman & Chief Executive Officer	2014	565,000	—	254,249	593,287	796,650	—	78,376	2,287,562
	2013	565,000	—	254,256	593,281	337,870	—	64,689	1,815,096

Calvin E. Jenness	2015	390,000	—	87,755	204,749	—	35,223	52,864	770,591
Sr. Vice President & Chief Financial Officer	2014	385,000	—	86,620	202,136	270,070	(19,474)	54,965	979,317
	2013	375,000	—	84,379	196,888	111,550	43,736	46,710	858,263

David A. Willmott	2015	600,000	—	269,996	630,002	—	—	90,417	1,590,415
President and Chief Operating Officer	2014	500,000	—	225,002	525,032	705,000	—	77,204	2,032,238
	2013	500,000	—	226,374	525,028	299,000	—	64,184	1,614,586

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Gerald D. Johnson	2015	355,000	—	79,878	186,375	—	—	38,627	659,880
President – FRAG	2014	350,000	—	78,745	183,764	225,000	—	37,245	874,754
	2013	305,619		78,751	514,755	91,380		23,128	1,013,633

David P. Gillrie (7)	2015	280,000	—	63,004	146,998	—	—	19,544	509,546
Sr. Vice President – Global Sales & Marketing, FLAG

(1)	Salary indicates the NEO’s salary as approved at the February or March Board meeting of that year, except for Mr. Johnson’s base salary in 2013, which reflects his actual compensation for that calendar year.

(2)	Amounts shown reflect the aggregate grant date fair value of the RSU awards computed in accordance with ASC Topic 718 for the years indicated. Pursuant to the SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are set forth at Note 18, “Stock-Based Compensation,” to the Corporation’s audited consolidated financial statements for the year ended December 31, 2015, included in the Corporation’s 2015 Annual Report on Form 10-K filed with the SEC.

(3)	Amounts shown reflect the aggregate grant date fair value of the SAR awards computed in accordance with ASC Topic 718 for the years indicated. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are set forth at Note 18, “Stock-Based Compensation,” to the Corporation’s audited consolidated financial statements for the year ended December 31, 2015, included in the Corporation’s 2015 Annual Report on Form 10-K filed with the SEC.

(4)	Reflects payments under the EMAIP for calendar years 2014 and 2013 based upon the achievement of specific business and individual performance objectives established. No EMAIP bonuses were paid to the NEOs for calendar year 2015.

(5)	Reflects the actuarial increase or decrease as of the last day of 2015 of the NEO’s accumulated benefits under all pension plans (qualified and nonqualified). See the Nonqualified Deferred Compensation for 2015 Table below for more information regarding earnings under these arrangements.

(6)	See the All Other Compensation for 2015 Table below for additional information.

(7)	Mr. Gillrie compensation is not shown for the years 2014 and 2013 because he was not an NEO prior to 2015.

ALL OTHER COMPENSATION TABLE FOR 2015

Name	Year	Financial and Tax Planning ($)	Executive Medical Plan ($) (1)	Social Club & Misc. Fees ($) (2)	Corporate Contributions to Defined Contribution Plans ($) (3)	Tax Payments ($) (4)	Total ($)
Joshua L. Collins	2015	4,000	—	7,603	86,220	6,626	104,449
Calvin E. Jenness	2015	5,000	3,650	—	44,221	4,993	57,864
David A. Willmott	2015	—	1,392	7,470	76,494	5,061	90,417
Gerald D. Johnson	2015	—	1,350	—	36,668	609	38,627
David P. Gillrie	2015	—	5,253	—	11,226	3,075	19,554

(1)	The NEOs participate in an executive medical program that reimburses the executive’s out-of-pocket costs for various medical benefits, including the co-pays, deductibles and other amounts payable under the Corporation’s medical plan. The amount shown reflects the actual amounts reimbursed to the executive, plus an allocation of the fees paid by the Corporation for the administrative costs associated with the plan.

(2)	The Corporation pays or reimburses Messrs. Collins and Willmott for their assessments and dues for membership in certain country clubs.

(3)	Amounts shown reflect the Corporation’s matching contributions and “profit sharing plus” contributions to each of the qualified 401(k) plan and the nonqualified Supplemental Retirement Savings Plan.

(4)	These amounts represent reimbursements of federal and state income and employment taxes on the imputed income of the personal benefits.

GRANTS OF PLAN-BASED AWARDS FOR 2015

The table below sets forth information regarding grants of plan-based awards made to each of the NEOs during 2015:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	All Other Equity Incentive Awards: Number of Securities Underlying SARs (#) (5)	Exercise or Base Price of Equity Incentive Awards ($/sh) (6)	Grant Date Fair Value of Stock and Stock Options ($) (7)
Name	Grant Date (1)	Threshold ($) (3)	Target ($)	Maximum ($)

Joshua L. Collins	2/25/2015	—	675,000	1,687,500
	3/17/2015				23,329			303,744
	3/17/2015					142,606	13.02	708,752

Calvin E. Jenness	2/25/2015	—	195,000	487,500
	3/17/2015				6,740			87,755
	3/17/2015					41,197	13.02	204,749

David A. Willmott	2/25/2015	—	600,000	1,500,000
	3/17/2015				20,737			269,996
	3/17/2015					126,761	13.02	630,002

Gerald D. Johnson	2/25/2015	—	177,500	443,750
	3/17/2015				6,135			79,878
	3/17/2015					37,500	13.02	186,375

David P. Gillrie	2/25/2015	—	140,000	350,000
	3/17/2015				4,839			63,004
	3/17/2015					29,577	13.02	146,998

(1)	See discussion under “Long-Term Equity Incentive Compensation” above regarding the Corporation’s method for establishing the grant date.

(2)	Reflects the potential payment levels under the EMAIP, as approved by the Compensation Committee in February 2015. Threshold must be above 80% to receive a payout; the maximum payout is 250% of the target amount. The minimum payment is $0. Each NEO’s target bonus percentage under the EMAIP for 2015 is described above under “Short-Term Non-Equity Incentives: The Executive Management Annual Incentive Plan” in the Compensation Discussion and Analysis.

(3)	At threshold (80%), the performance factor is zero % and no payout occurs. Above threshold, payouts occur on a linear basis.

(4)	Reflects the RSUs granted on March 17, 2015. Each award vests in 12 quarterly installments on the first day of the calendar quarter beginning July 1, 2015, but the awards are not settled in shares until April 1, 2018.

(5)	Reflects the SARs granted on March 17, 2015. Each award vests in 12 quarterly installments on the first day of the calendar quarter beginning July 1, 2015, but the SARs are not exercisable until April 1, 2018.

(6)	The exercise price for options and SARs and the fair market value of equity incentive instruments have been established as the closing price for the Corporation’s stock on the NYSE on the grant date.

(7)	The grant date fair value of each RSU award equals the number of shares subject to the award, multiplied by the closing price of the Corporation’s stock on the grant date. The grant date fair value of each option and SAR award is determined pursuant to ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 18, “Stock-Based Compensation,” to the Corporation’s audited consolidated financial statements for the year ended December 31, 2015, as included in the Corporation’s Annual Report on Form 10-K filed with the SEC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2015

A description of awards under the Corporation’s long-term equity incentive program is set out under the discussion of “Long-Term Equity Incentive Compensation” above. The table below sets forth the number of securities underlying outstanding plan awards for each NEO as of December 31, 2015.

	Equity Incentive Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable (1)	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable (2)	Option/SAR Exercise Price ($)	Option/SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have not Vested ($) (4)
Joshua L. Collins	750,000	—	9.14	10/19/2019
	88,232	—	11.85	3/11/2020
	71,457	—	15.09	3/14/2021
	66,086		16.72	3/12/2022
	—	90,453	13.81	3/12/2023
	—	102,238	12.44	3/11/2024
		142,606	13.02	3/17/2025
					32,728	321,065

Calvin E. Jenness	40,000	—	16.76	2/21/2016
	30,705	—	11.85	3/11/2020
	26,082	—	15.09	3/14/2021
	24,121	—	16.72	3/12/2022
	—	30,018	13.81	3/12/2023
	—	34,833	12.44	3/11/2024
		41,197	13.02	3/17/2025
					10,117	99,243

David A. Willmott	100,000	—	9.52	12/14/2019
	30,440	—	11.85	3/11/2020
	57,166	—	15.09	3/14/2021
	52,869	—	16.72	3/12/2022
	—	80,047	13.81	3/12/2023
	—	90,476	12.44	3/11/2024
		126,761	13.02	3/17/2025
					29,040	284,881

Gerald D. Johnson	8,107		16.72	3/12/2022
	—	9,819	13.81	3/12/2023
	—	18,029	14.02	5/13/2023
	—	50,000	14.02	5/13/2023
	—	31,667	12.44	3/11/2024
		37,500	13.02	3/17/2025
					12,269	120,356

David P. Gillrie	8,642	—	13.80	6/25/2022
	—	12,808	13.81	3/12/2023
	—	22,619	12.44	3/11/2024
		29,577	13.02	3/17/2025
					6,728	66,002

(1)	All options and SARs with expiration dates on or prior to March 12, 2022 have fully vested and are exercisable.

(2)	The SARs with an expiration date of March 12, 2023 were granted on March 12, 2013 and vest in 12 quarterly installments on the first day of each calendar quarter beginning July 1, 2013, but are not exercisable until April 1, 2016. The SARs with an expiration date of March 11, 2024 were granted on March 11, 2014 and vest in 12 quarterly installments on the first day of each calendar quarter beginning July 2014, but are not exercisable until April 1, 2017. The SARs with an expiration date of March 17, 2025 were granted on March 17, 2015 and vest in 12 quarterly installments on the first day of each calendar quarter beginning July 1, 2015, but are not exercisable until April 1, 2018.

(3)	The 2013, 2015 and 2015 grants of RSUs to each NEO vest in 12 quarterly installments, but are not settled in shares until after the final vesting period. This column reflects the number of RSUs that have been granted but have not vested.

(4)	Reflects the value of the unvested RSUs based on the closing price of the Corporation’s common stock as of December 31, 2015 ($9.81), the last trading day of the year, as reported on the NYSE.

OPTION EXERCISED AND STOCK VESTED TABLE FOR 2015

The following Option Exercised and Stock Vested table provides additional information about the value realized by the NEOs upon exercise of stock options and SARs and upon vesting of RSUs during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)
Joshua L. Collins	—	—	16,838	244,555
Calvin E. Jenness	—	—	5,481	79,698
David A. Willmott	—	—	14,916	216,637
Gerald D. Johnson	—	—	3,799	55,081
David P. Gillrie	—	—	3,183	46,182

(1)	Represents the value of exercised options calculated by multiplying (i) the number of shares of the Corporation’s common stock to which the exercise related, by (ii) the difference between the per share closing price of the Corporation’s common stock on the NYSE on the date of exercise and the exercise price of the options.

(2)	Represents the number of RSUs that vested during 2015, but that are not payable in shares until 2016, 2017 or 2018. These shares are also shown in the Nonqualified Deferred Compensation for 2015 Table below.

(3)	The value realized on vesting represents the value (calculated based on the closing price of the Corporation’s common stock on the NYSE on the vesting date) of the RSUs that vested during 2015 but that were granted in previous years and will not be delivered to the NEO as shares until a later year. See also the “Executive Contributions” column of the Nonqualified Deferred Compensation for 2015 Table below.

PENSION BENEFITS TABLE FOR 2015

The table below provides information with respect to the benefits payable to NEOs under the Corporation’s tax-qualified defined benefit plan, the Blount Retirement Plan (the “Retirement Plan”), and supplemental non-qualified retirement plan, the Blount, Inc. and Subsidiaries Supplemental Retirement Benefit Plan (the “SERP”) upon, following or in connection with retirement. As part of a redesign of its retirement program for United States-based employees, the Retirement Plan and the SERP were “frozen” as of December 31, 2006, with no future accrual of benefits for participants after that date but with all benefits earned up to that time being fully preserved. At the same time, the Corporation announced that it would make additional contributions to the defined contribution Blount 401(k) Retirement Profit Sharing Plus Plan after December 31, 2006 based on periods of service, as discussed below under “Blount 401(k) Retirement Profit Sharing Plus Plan and Blount Supplemental Retirement Savings Plan.” As applicable to the NEOs, the Retirement Plan and SERP provided benefits based primarily on a formula that took into account the participant’s earnings and total years of service. Mr. Jenness is eligible for early retirement under the Retirement Plan and SERP, which means he would be entitled to commence his benefits upon termination from employment prior to age 65, subject to an actuarial reduction for early commencement.

Values in the table below reflect the actuarial present value of each NEO’s accumulated benefit under the Retirement Plan and SERP, computed as of December 31, 2015, that are payable to each NEO at the earliest unreduced retirement age (age 65 or current age for executives over the age of 65), including the number of years of service credited to each such NEO. For this purpose, in accordance with SEC rules, the present value was determined using the same assumptions applicable for valuing pension benefits for purposes of the Corporation’s financial statements. See Note 12, “Retirement Plans,” to the Corporation’s audited consolidated financial statements for the year ended December 31, 2015, as included in the Corporation’s Annual Report on Form 10-K filed with the SEC.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Joshua L. Collins (1)	Retirement Plan	—	—	—
	SERP	—	—	—

Calvin E. Jenness	Retirement Plan	15	219,570	—
	SERP	15	41,758	—

David A. Willmott (1)	Retirement Plan	—	—	—
	SERP	—	—	—

Gerald D. Johnson (1)	Retirement Plan	—	—	—
	SERP	—	—	—

David P. Gillrie (1)	Retirement Plan	—	—	—
	SERP	—	—	—

 (1)  Because of their dates of hire, Messrs. Collins, Willmott, Johnson, and Gillrie are not eligible to participate in either plan.

BLOUNT 401(k) RETIREMENT PROFIT SHARING PLUS PLAN AND BLOUNT SUPPLEMENTAL RETIREMENT SAVINGS PLAN

The Corporation offers a qualified 401(k) plan, the Blount 401(k) Retirement Profit Sharing Plus Plan (the “401(k) Plan”) and a nonqualified 401(k) excess plan, the Blount Supplemental Retirement Savings Plan (the “SRSP”), to provide tax-advantaged savings vehicles. Under the 401(k) Plan and the SRSP, the Corporation makes matching contributions. For the fiscal year starting January 1, 2007, the Corporation also began to make discretionary “profit sharing plus” contributions to the 401(k) Plan and the SRSP of 3% to 5% of an employee’s annual salary, depending upon the employee’s years of service. The 401(k) Plan and the SRSP enhance the range of benefits the Corporation offers to executives and the Corporation’s ability to attract and retain high-caliber employees.

Under the terms of the 401(k) Plan, employees may defer from 1% to 25% of their eligible pay, and the Corporation matches the first 3% on a dollar-for-dollar basis, and 50% of the next 3%, for a total match of 4.5% of eligible pay for each participant who defers 6% or more of his or her eligible pay. The match is deposited into the 401(k) Plan and all matching contributions are immediately vested and immediately eligible for investment by participants. (Thus, the total maximum employer contributions potentially available under the current plans are a 4.5% match on employee contributions, and up to 5% in “profit sharing plus” contributions, for a total contribution of 9.5% of eligible pay.)

The Corporation maintains the nonqualified SRSP to provide benefits that would have otherwise been provided under the 401(k) Plan to certain participants but for the imposition of certain maximum tax law limits imposed on qualified plan benefits. Members of senior management who reach the maximum limits in the 401(k) Plan are generally eligible for matching and “profit sharing plus” contributions under the SRSP. Because the SRSP is unfunded, the Corporation’s contributions are a general unsecured liability of the Corporation. Participants’ investment choices in the SRSP mirror the investment options available in the 401(k) Plan.

Accounts in the SRSP are credited with notional earnings based on the market rate of return of the available investment alternatives offered under it. A participant may elect among the investment alternatives in increments of 1% of his or her account. A participant may make daily changes in his or her investment election for future contributions and may make daily transfers of balances among the available investment alternatives. In 2015, the hypothetical investment alternatives and their respective notional annual rates of return in the SRSP were as follows:

Fund (1)	Annual Return as of 12/31/2015
Managed Inc. Port II CI 2	1.37%
Spartan 500 Index Fund -Inst	1.36%
Fidelity Growth Company Fund	7.83%
Fidelity Mid-Cap Stock	(3.08)%
Hotchkis and Wiley Mid-Cap Value 1	(12.53)%
Vanguard Mid-Cap Index Fund Signal	(1.34)%
JP Morgan US Sm Co Fund	(3.14)%
Dodge & Cox International Stock Fund	(11.35)%
TRP Equity Inc. Fund	(6.66)%
Fidelity Diversified International Fund	3.12%
Fidelity Balanced Fund	0.41%
Fidelity Freedom K Inc. Fund	(0.32)%
Fidelity Freedom K 2005	(0.17)%
Fidelity Freedom K 2010	(0.23)%
Fidelity Freedom K 2015	(0.22)%
Fidelity Freedom K 2020	(0.14)%
Fidelity Freedom K 2025	(0.15)%
Fidelity Freedom K 2030	(0.13)%
Fidelity Freedom K 2035	(0.13)%
Fidelity Freedom K 2040	(0.12)%
Fidelity Freedom K 2045	(0.14)%
Fidelity Freedom K 2050	(0.15)%
Fidelity Freedom K 2055	(0.11)%
Fidelity Freedom K 2060	(0.16)%
Fidelity Managed Income Portfolio II	1.16%
Spartan US Bond Index Fund	0.59%
Western Asset Core Plus Bond Fund	1.32%
Blount Stock Fund	0.00%

(1)	Certain additional investment alternatives were available but not actually chosen by any participant in the SRSP.

NONQUALIFIED DEFERRED COMPENSATION FOR 2015

The table below sets forth, for each of the NEOs, information regarding his participation in the SRSP. All account balances under the SRSP reflect amounts credited by the Corporation. No NEO may elect to defer any amount of salary or other compensation to the SRSP. The table below also sets forth, for each of the NEOs, information regarding RSUs granted under the Blount International, Inc. 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) and the 2014 Equity Plan, which vested during or prior to 2015, but which will not be settled in shares until a later calendar year.

Name	Plan	Executive Contributions ($) (1)	Corporation Contributions ($) (2)	Aggregate Earnings or (Losses) ($) (3)(4)	Aggregate Withdrawals/ Distributions ($) (5)	Aggregate Balance at Year-End ($) (6)
Joshua L. Collins	SRSP	—	71,713	17,676	—	317,662
	RSUs	244,555	—	(227,820)	244,555	288,901

Calvin E. Jenness	SRSP	—	22,696	10,099	—	327,547
	RSUs	79,698	—	(79,095)	79,698	95,123

David A. Willmott	SRSP	—	56,923	11,312	—	211,874
	RSUs	216,637	—	(201,758)	216,637	476,683

Gerald D. Johnson	SRSP	—	16,803	1,313	—	31,993
	RSUs	55,081	—	(41,271)	55,081	93,306

David P. Gillrie	SRSP	—	626	12	—	205
	RSUs	46,182	—	(40,720)	46,182	51,404

(1)	The amounts shown as “Executive Contributions” for the RSUs reflect the value (calculated based on the closing price of the Corporation’s common stock on the vesting date) of the awards that vested during 2015 under RSUs granted in one or more equity incentive grant years, but that are deferred and not deliverable to the participant as shares until a future date. The grant date fair value of the RSUs was included in the Summary Compensation Table, if applicable, in the year of grant.

(2)	All of the amounts in the “Corporation Contributions” column for the SRSP are also included in the “All Other Compensation” column of the Summary Compensation Table above.

(3)	Accounts in the SRSP are adjusted for investment gains and losses based on the performance of certain hypothetical investment choices selected by the participant. The available hypothetical investment funds selected by participants and their respective annual returns in 2015 are detailed above. Because the earnings reflected in this column do not include above-market or preferential earnings, such amounts are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table above.

(4)	Earnings or Losses shown for the RSUs reflect the aggregated increase or decrease in the RSUs’ value: (i) at vesting versus year-end for RSUs vesting in 2015 but not transferred in 2015; (ii) at year-end 2014 versus year-end 2015 for RSUs vesting prior to 2015 that were not transferred in 2015; and (iii) at year-end 2014 versus the closing price on the date of transfer in 2015 for RSUs vesting prior to 2015 and transferred in 2015.

(5)	Reflects the value at the transfer date of shares reflecting RSUs that vested in previous years and were distributed in 2015.

(6)	Reflects the value of vested and not delivered RSUs at year-end 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below summarizes the estimated payments (as of December 31, 2015) to be made under each contract, agreement, plan or arrangement that provides for payments to an NEO at, following, or in connection with any termination of employment, including by disability, death or a constructive (“good reason”) termination of an NEO, or upon a change in control of the Corporation. No additional payments are due to an NEO in connection with a voluntary resignation. In accordance with SEC regulations, the information provided below does not include amounts to be provided to an NEO under any arrangement that does not discriminate in scope, terms or operation in favor of Executive Officers and that is available generally to all salaried employees. Also, the table below generally does not repeat information disclosed above under the Pension Benefits Table for 2015, the Nonqualified Deferred Compensation for 2015 Table or the Outstanding Equity Awards at Fiscal Year-End for 2015 Table, except to the extent that the amount payable to the NEO would be enhanced by the termination event. For the purpose of the quantitative disclosure in the table below, and in accordance with SEC regulations, the executive is assumed to have terminated employment on December 31, 2015, and the price per share of the Corporation’s common stock used for purposes of these calculations is the closing market price on the NYSE as of December 31, 2015, which was $9.81 per share.

PAYMENTS UNDER EMPLOYMENT AGREEMENTS

As discussed further under “Employment Agreements” below, the Corporation has entered into an Employment Agreement (each, an “Agreement” and collectively, the “Agreements”) with the NEOs, except Mr. Gillrie, who is excluded from discussion in this section. Under the terms of his Agreement, an NEO will be entitled to certain severance payments and other benefits if the Corporation terminates his employment without “cause” (as defined in the Agreement) or if the executive terminates his employment for “good reason” (as defined in the Agreement). The Agreement does not provide any severance payments or other benefits to the executive if the Corporation terminates the executive’s employment for cause, if the executive resigns voluntarily or if the executive’s employment is terminated due to death or disability.

If an NEO’s employment is terminated by the Corporation without cause or the NEO terminates his employment for good reason, the Agreement provides that the Corporation will pay the executive certain severance payments. Mr. Collins receives three years’ base salary and a bonus payment equal to three times the “average bonus” paid to him the previous two years bonuses were paid. Mr. Willmott receives two years’ base salary and a bonus payment equal to two times the “average bonus” paid to him the previous two years bonuses were paid. Mr. Jenness receives a years’ base salary and a bonus payment equal to the “average bonus” paid to him the previous two years bonuses were paid (the base salary and bonus payment doubles if the termination occurs within 12 months after a change in control). Mr. Johnson receives one years’ base salary. All of the NEOs except Mr. Johnson, pursuant to their Agreements, receive a prorated annual bonus for the year of termination. In the table below, because each NEO is assumed to have terminated employment effective December 31, 2015, the prorated annual bonus for the year of termination is calculated as 100% of the executive’s “target bonus” shown in the Grants of Plan-Based Awards for 2015 Table. The severance payments (other than the prorated bonus) may be paid in a lump sum shortly after termination of employment and discounted to equal the present value of the stream of payments that would have been made over the applicable severance period. Each of the Agreements provides that the severance period will be the lesser of the period indicated above or the period beginning on the employment termination date and ending on the date the NEO attains age 65.

In addition to severance, the Agreements provide that retirement, health and group life insurance benefits, if applicable, continue during the applicable twelve, twenty-four or thirty-six month severance period. The Agreements with Messrs. Collins and Willmott also provide that the Corporation will provide the NEO with office space, an administrative assistant and related expenses for twelve months.

PAYMENTS UPON A CHANGE IN CONTROL

The Corporation does not have separate change in control agreements with the NEOs. Some of the Corporation’s compensation plans and arrangements do, however, provide benefits upon a change in control. A change in control is defined in Messrs. Collins, Willmott and Jenness employment agreements as: (i) the acquisition by any person of securities of the Corporation representing more than 50% of the combined voting power of the Corporation; (ii) during any two consecutive years, individuals who at the beginning of such period constitute the Board, cease to constitute a majority thereof (unless vote of new director was approved by a vote of a majority of the directors then in office who were in office at the beginning of the two year period); (iii) consummation of a merger, consolidation or other business combination with any other person except where the common stock of the Corporation would represent more than 50% of the common stock of the surviving entity; or (iv) a sale of more than 50% of the assets of the Corporation.

Pursuant to the agreements associated with the currently outstanding RSUs and SARs, all RSUs and SARs held by the NEOs will vest and be payable upon a change in control, regardless of whether the NEO terminates employment in connection with the change in control.

Under the Corporation’s EMAIP, if a change in control occurs, each NEO would be entitled to a bonus award for the year in which the change in control occurs equal to the NEO’s target bonus payable under the plan, prorated based on the number of days in the year that had elapsed as of the date of the change in control. In 2015, this amount was the target amount shown on the Grants of Plan-Based Awards for 2015 Table as the estimated possible payout under a non-equity incentive plan.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

	Termination by Corporation Without Cause or By NEO with Good Reason ($)	Termination by Corporation Without Cause or By NEO with Good Reason following a Change in Control ($)	Voluntary Resignation, Retirement, Death or Disability ($)
Joshua L. Collins
Severance payments (1)	4,257,372	4,365,112	—
Continued welfare benefits (2)	206,566	206,566	—
Continued participation in retirement plans or payments in lieu thereof (3)	226,935	226,935	—
Perquisites and other personal benefits (4)	91,600	91,600	—
Market value of equity awards vesting on termination (5)	—	321,065	—
Total	4,782,474	5,211,279	—

Calvin E. Jenness
Severance payments (1)	771,620	1,349,033	—
Continued welfare benefits (2)	68,392	136,785	—
Continued participation in retirement plans or payments in lieu thereof (3)	41,736	83,195	—
Perquisites and other personal benefits	—	—	—
Market value of equity awards vesting on termination (5)	—	99,243	—
Total	881,749	1,668,256	—

David A. Willmott
Severance payments (1)	2,691,605	2,789,605	—
Continued welfare benefits (2)	137,711	137,711	—
Continued participation in retirement plans or payments in lieu thereof (3)	134,729	134,729	—
Perquisites and other personal benefits (4)	91,600	91,600	—
Market value of equity awards vesting on termination (5)	—	284,881	—
Total	3,055,645	3,438,526	—

Gerald D. Johnson
Severance payments (1)	355,000	532,500	—
Continued welfare benefits (2)	49,775	49,775	—
Continued participation in retirement plans or payments in lieu thereof (3)	26,625	26,625	—
Perquisites and other personal benefits	—	—	—
Market value of equity awards vesting on termination (5)	—	120,356	—
Total	431,400	729,256	—

David P. Gillrie
Severance payments (1)	140,000	280,000	—
Continued welfare benefits (2)	—	—	—
Continued participation in retirement plans or payments in lieu thereof (3)	—	—	—
Perquisites and other personal benefits	—	—	—
Market value of equity awards vesting on termination (5)	—	66,002	—
Total	140,000	346,002	—

(1)	Severance payments are payable upon a termination of the NEO by the Corporation without cause or by the NEO for good reason. These severance payments are described in more detail under “Payments under Employment Agreements” above.

(2)	The amount shown reflects the cost to the Corporation of the NEO’s continued participation for the severance periods described above in the Corporation’s dental, medical, executive medical and group life insurance plans (including a tax gross-up on the medical and dental costs).

(3)	The amounts shown reflect payment of amounts equivalent to the cost of the Corporation’s matching contributions and “profit sharing plus” feature contributions to the 401(k) Plan and the SRSP for the applicable severance period.

(4)	The amount shown reflects the estimated value of office space, administrative assistance and related expenses for 12 months for Mr. Collins and for Mr. Willmott.

(5)	The amounts shown reflect the market value of the equity awards that would vest upon the occurrence of a change in control. For RSUs, it is the number of RSUs that would vest multiplied by the closing market price on price on December 31, 2015 of $9.81 per share. For stock options and SARs, this value is calculated as the difference between the exercise price of the options/SARs and the closing market price on December 31, 2015 of $9.81 per share, multiplied by the number of shares subject to the option/SAR that vest upon the applicable change in control.

EMPLOYMENT AGREEMENTS

The Corporation has entered into Agreements with some of the NEOs. The terms of the Agreements provide that each executive will be paid a base salary, be eligible to participate in the Corporation’s incentive plans with target bonuses generally at least equal to 50% of base salary, be eligible to participate in the Corporation’s equity incentive programs and in all other benefit plans, arrangements and perquisites generally available to Executive Officers.

The duration of the Agreements is a rolling two-year term for Messrs. Collins, Jenness, and Willmott, each of which is automatically extended one day for each day employed until such time as either party gives notice to cease the automatic extension and, in such event, the Agreement then continues for its remaining term. Mr. Johnson’s Agreement is for an initial one-year term and then renews for successive one-year terms, unless 90 days written termination notice is issued prior to expiration of the term. Each Agreement has a clause that prohibits the NEO, for one to two years following the termination of employment, from competing directly or indirectly with the Corporation or disclosing proprietary or confidential information. Mr. Gillrie does not have an employment agreement.

The Agreements also contain provisions for severance payments and benefits if the Corporation terminates an executive’s employment for reasons other than death, disability or “cause” (as defined in the Agreements), or, if the executive terminates his employment for “good reason” (as defined in the Agreements). The severance provisions applicable to the NEOs are described above under “Payments Under Employment Agreements.”

Mr. Collins’ Agreement became effective October 19, 2009. His base salary was increased to $675,000 for 2015. His EMAIP target bonus was 100% of base salary for 2015. Mr. Collins was reimbursed for membership dues and any assessments at a country club of his choice in the Portland area in 2015, and financial and tax consultant costs. He is also entitled to reimbursement for an annual physical examination.

Mr. Jenness’ Agreement was amended December 30, 2010. His base salary was increased to $390,000 in February 2015. His EMAIP target bonus was 50% of base salary for 2015. Mr. Jenness is entitled to reimbursement for an annual physical examination and a financial and tax consultant for personal financial and tax planning.

Mr. Willmott’s Agreement became effective March 10, 2011. His base salary was increased to $600,000 for 2015. His EMAIP target bonus was 100% of base salary for 2015. Mr. Willmott was reimbursed for membership dues and any assessments at a country club of his choice in the Portland area in 2015. He is entitled to reimbursement for an annual physical examination and a financial and tax consultant for personal financial and tax planning.

Mr. Johnson’s Agreement was entered into on May 13, 2013. His base salary was increased to $355,000 in February 2015. His EMAIP target bonus was 50% of base salary for 2015. Mr. Johnson is entitled to reimbursement for an annual physical examination.

All of the Agreements are intended to comply with the requirements of Section 409A of the Code, and, among other things, provide, under certain circumstances, for a six-month delay in payments to the executive upon termination of employment, as required by Section 409A.

NON-MANAGEMENT DIRECTORS’ COMPENSATION FOR 2015

COMPENSATION OF DIRECTORS

Directors who are employees of the Corporation (or former employees receiving termination benefits) receive no compensation for their services as Directors. Employee Directors, of course, receive compensation in their respective capacities as employees of the Corporation, and all Directors receive reimbursement of travel and lodging expenses incurred in connection with their attendance at Board functions.

As of December 31, 2015, the Corporation maintains a Non-Employee Directors’ Compensation Program (the “Program”). Under this program, directors who are not employees of the Corporation receive an annual cash retainer of $50,000 (paid quarterly), plus an annual cash retainer of $15,000 if they are Lead Director (paid quarterly), $10,000 if they chair the Audit Committee (paid quarterly), $5,000 if they chair the Compensation Committee or Nominating & Corporate Governance Committee (paid quarterly) and $5,000 as a Member of any Committee (paid quarterly). In addition, each Non-Employee Director received non-cash equity awards in an amount equal to $50,000 (priced on the day of issuance). This non-cash equity vests after approximately a year of service and is restricted until the Non-Employee Director no longer serves on the Board. In 2015, the Board established a Special Committee and the Members of the Special Committee received $20,000 per month and the Chair of the Committee an additional $5,000 per month.

In addition, under the Program, a qualifying Director may choose to participate in certain health, dental and life insurance plans of the Corporation.

As part of the Program, as of December 31, 2015, the Corporation maintains a Non-Employee Director Deferred Stock Unit Plan (the “Director Deferred Plan”) that permits Directors eligible to participate in the Program to elect to receive all or a portion of their quarterly cash compensation in deferred stock units. Pursuant to the Director Deferred Plan, this election must be made prior to the end of the previous calendar year or as soon as practical after a Director becomes eligible to participate in the Director Deferred Plan. The deferred stock units that are issued based upon the quarterly deferral of cash are transferred on a one-to-one basis as stock upon the termination of service by the Director in either a lump sum or in annual installments over a period of up to five years in accordance with the Director’s election upon commencement of participation in the Director Deferred Plan. The deferred stock units are determined by taking the deferred cash amount and dividing it by the closing price per share for the Corporation’s common stock on the NYSE on the last trading day of the applicable calendar quarter. This form of compensation, with its delivery of shares in the future, aligns the interests of the Director with other stockholders.

Name of Director	Retainer/Fees Earned and Paid in Cash ($)	Retainer/Fees Earned and Paid in Common Stock ($) (1)	All Other Compensation ($) (2)	Total ($)
Robert E. Beasley, Jr. (3)	88,125	88,125	69	176,319
Ronald Cami	—	135,750	69	135,819
Andrew C. Clarke (3)	37,250	25,500	69	62,819
Nelda J. Connors (3)	30,750	25,000	69	55,819
E. Daniel James	—	—	69	55,819
Harold E. Layman	59,250	—	69	68,138
Max L. Lukens	105,000	—	29	105,029
Daniel J. Obringer	135,750	—	69	135,819

(1)	Amounts represent retainer or fees deferred during 2015 pursuant to the Director Deferred Plan described above.

(2)	Amounts refer to the premiums the Corporation pays for certain life insurance benefits, medical and dental coverage for Directors (but excludes the $4,560 the Corporation pays for Mr. Layman’s retiree medical benefits, because it is unrelated to his service as a Director).

(3)	Messrs. Beasley, Cami, Lukens and Obringer received additional $20,000 per month in fees for their service on a Special Committee that was established on September 9, 2015 and dissolved on April 12, 2016 in connection with the consummation of the Merger. Mr. Beasley received an additional $5,000 per month as Chair of the Special Committee.

NON-MANAGEMENT DIRECTORS’ STOCK OWNERSHIP FOR 2015

Name of Director	Deferred Stock Owned(1)	Other Stock Owned # of Shares	Blount Retirement Savings Plan, a 401(k) Plan	# of Shares Total
Robert. E. Beasley, Jr.	21,260	—	—	21,260
Ronald Cami	36,398	—	—	36,398
Andrew C. Clarke	15,737	1,000	—	16,737
Nelda J. Connors	13,256	—	—	13,256
E. Daniel James	40,000	—	—	40,000
Harold. E. Layman	29,695	—	62	25,534
Max L. Lukens	6,049	—	—	6,049
Daniel J. Obringer	4,222	—	—	4,222

(1)	Consists of Deferred Stock Units issued under the Program and non-cash equity awards held at December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

To the best knowledge of the Corporation, the following table sets forth information concerning beneficial ownership of common stock of the Corporation as of April 5, 2016 (prior to the consummation of the Merger) by (i) stockholders who beneficially owned 5% or more of the Corporation’s common stock,* (ii) each Director, (iii) each NEO and (iv) all Directors and Executive Officers of the Corporation as a group. No Director or Executive Officer pledged as security any shares. Except as otherwise indicated, all beneficial ownership stated in the table represents sole voting and investment power.

	Name and Address of Beneficial Owners	Shares Beneficially Owned (1)	Beneficial Ownership Within 60 Days (2)	Percent of Outstanding Shares (3)
(i)	Holders of more than 5% of common stock (other than Directors and Executive Officers)

	P2 Capital Partners, LLC 590 Madison Avenue New York, NY 10022	7,234,203	—	14.99%
	Ariel Investments, LLC E. Randolph Street, Suite 2900 Chicago, IL 60601	3,484,780	—	7.22%
	The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	3,393,771	—	7.03%
	BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,868,851	—	5.95%

(ii)	Directors
	Robert E. Beasley, Jr.	21,797	26,019	**
	Ronald Cami	39,565	43,787	**
	Andrew C. Clarke	13,141	16,363	**
	Joshua L. Collins	1,374,476	—	2.8%
	Nelda J. Connors	9,034	13,256	**
	E. Daniel James	37,155	41,377	**
	Harold E. Layman	25,472	29,694	**
	Max L. Lukens	—	6,049	**
	Daniel J. Obringer	—	4,222	**
	David A. Willmott	627,140	—	1.3%

(iii)	Named Executive Officers (other than Mr. Collins and Mr. Willmott)
	Calvin E. Jenness	251,812	—	**
	Gerald D. Johnson	173,835	—	**
	David P. Gillrie	85,874	—	**

(iv)	All Directors and Executive Officers as a group (16 Persons)	2,659,301	180,767	4.1%

(*)	The holdings of the stockholders who beneficially own 5% or more of the Corporation’s common stock and the holdings of the Directors, NEOs and Executive Officers are based on filings with the United States Securities and Exchange Commission (“SEC”) as of April 5, 2016.

(**)	Less than 1.0% of total shares.

(1)	Numbers in this column include, as of April 5, 2016, Directors’ deferred stock and granted, fully-vested and exercisable (or will fully vest and be subject to settlement or exercisable within a 60-day period) equity awards, including SARs, options and RSUs. See footnote (2).

(2)	Under applicable rules of the SEC, beneficial ownership by principal stockholders, directors and executive officers of certain types of instruments that can be converted into shares of common stock within 60 days are required to be included in this table.

(3)	Percentages have been calculated using 48,325,531 as the number of outstanding shares, which is the number of outstanding shares reflected in the Corporation’s stock ledger as of April 5, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Approved by Stockholders:

2014 Equity Plan, see description under “Long-Term Equity Incentive Compensation” above.

Equity Compensation Plan Not Approved by Stockholders:

Non-Employee Director Deferred Stock Unit Plan, see description under “Compensation of Directors” above.

Summary Table

The following table sets forth certain information as of December 31, 2015 with respect to compensation plans under which shares of the Corporation’s common stock may be issued.

Plan Category	No. Shares to be Issued upon Exercise of Outstanding Awards (1)	Weighted Average Per Share Exercise Price of Outstanding Options and SARs (2)	No. Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares in Column 1) (3)
Equity compensation plan approved by stockholders:
2014 Equity Plan	5,081,803	$12.95	4,454,028
Equity compensation plan not approved by stockholders:
Non-Employee Director Deferred Stock Unit Plan	131,013(4)	N/A (5)	N/A (6)

(1)	Represents shares of common stock issuable upon exercise of outstanding options, SARs, stock-settled SARs, restricted shares and RSUs granted under the 1999 Stock Incentive Plan, 2000 Stock Incentive Plan and 2006 Equity Incentive Plan. The stockholders approved the 2014 Equity Plan on June 20, 2014, and shares remaining available for grant under the 2006 Equity Incentive Plan were transferred to the total shares available under the 2014 Equity Plan.

(2)	Does not apply to RSUs, which do not have an “exercise price.”

(3)	Includes shares of common stock available for future grants under the 2014 Equity Plan.

(4)	Represents the number of shares credited to the accounts of participating Directors who elected to receive some or all of their respective quarterly stipends, chairman fees or meeting participation fees in stock in lieu of cash. See discussion under “Compensation of Directors” above.

(5)	The awards under the Director Deferred Plan do not have an “exercise price,” and therefore, are not taken into account in terms of “weighted average exercise price.” The number of shares is credited to the individual account maintained in the name of each of the participating Directors.

(6)	There is no limit under the Director Deferred Plan that corresponds to shares remaining available for future issuance under equity compensation plans utilizing other equity awards. The shares credited to accounts maintained in the names of the participating Directors will come from the Corporation’s treasury stock or will be purchased on the open market.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policy on Related Person Transactions

Prior to the consummation of the Merger, all relationships and transactions involving the Corporation and a Director, Director Nominee, Executive Officer or 5% stockholder or any of their respective immediate family members were reviewed annually by the Corporation’s Office of the Secretary, which made a duly diligent inquiry. In addition, historically, many such relationships were the subject of arm’s length contractual arrangements negotiated by the Corporation’s management and legal staff and approved or ratified by the Board. To the extent any such relationship or transaction arose and was deemed to be potentially material by the Corporation’s legal staff, where any of the Corporation’s Directors, Director Nominees, Executive Officers or 5% stockholders or their immediate family members had a direct or indirect material interest and the amount involved exceeds $120,000, it was reviewed by the Audit Committee or Nominating & Corporate Governance Committee, depending upon the subject matter and nature of the relationship, and then presented to the full Board whenever the relevant Committee so recommended. At each level, if the matter involves a Member of the relevant Committee or Board, that Member did not participate in the deliberations or vote, but his or her presence may have been counted in determining whether there was a quorum for the particular meeting. This would be the case, for example, with respect to a meeting of the Board to authorize a transaction, to approve a contract or to ratify a payment between the Corporation and a related party. Any Director affiliated with such party would participate neither in the discussion nor in the vote. Please see the definitive proxy statement filed by the Company on March 9, 2016 for a description of certain rollover and voting arrangements entered into in connection with the Merger. There were no other applicable relationships or payments during or applicable to fiscal year 2015.

Director Independence

The pre-Merger Board determined that Mr. Beasley, Mr. Cami, Mr. Clarke, Ms. Connors, Mr. James, Mr. Layman, Mr. Lukens and Mr. Obringer had no “material relationship,” as that term is defined under applicable SEC and NYSE standards, with the Corporation, either directly or indirectly. Such directors were accordingly determined to be “independent”. The basis for this determination was the review of the applicable criteria by the pre-Merger Board and the review of questionnaires each Director-nominee submitted to the Secretary of the Corporation.

The only relationships that the eight current independent Directors had with the Corporation were based upon (i) the receipt of customary Director compensation for their service on the Board, which applied to all eight; (ii) the ownership of stock in the Corporation, which applied to all eight; (iii) the receipt of retirement benefits in the ordinary course from the Corporation’s qualified pension plan and the receipt of allocated units of common stock in the Corporation as part of the participation in the Blount 401(k) Retirement Profit Sharing Plus Plan, a 401(k) plan, which applied solely to Mr. Layman in his capacity as a former employee; or (iv) an affiliation with an organization that on occasion had provided services to or purchased products from the Corporation but none of which were “material” under applicable SEC and NYSE rules and regulations, which applied to three of the eight. The nature of all of these types of relationships was deemed by the pre-Merger Board not to be “material” under applicable rules and regulations.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG LLP (“KPMG”), our principal independent registered public accounting firm, for the years ended December 31, 2015 and December 31, 2014, which KPMG has advised were provided at customary rates and terms:

	2015 (1)	2014(2)
Audit Fees:	$3,624,213	$3,334,459
Audit Related Fees:	$33,212	$12,741
Tax Fees:	$14,208	$28,788
Subtotal:	$3,671,633	$3,375,988
All Other Fees and Expenses:	$7,262	$5,199
TOTAL	$3,678,895	$3,381,187

(1)	Reflects the fees for the calendar year ended December 31, 2015 audit.

(2)	Reflects the fees for the calendar year ended December 31, 2014 audit.

Audit Fees for the years ended December 31, 2015 and 2014, respectively, were for professional services rendered for the audits of the consolidated financial statements and for the audits of the effectiveness of internal controls over financial reporting of the Corporation, as well as for statutory audits of certain foreign subsidiaries. Fees also include out-of-pocket and other expenses.

Audit Related Fees for the years ended December 31, 2015 and 2014 were for assurance and related services, including services provided with respect to accounting consultations concerning the Merger, accounting consultations in determining the accounting treatment for certain transactions under the Corporation’s stock repurchase program, a subscription to technical accounting research services, and audit services related to certain employee benefit plans.

Tax Fees for the years ended December 31, 2015 and 2014, respectively, were for services related to tax compliance, including preparation and review of tax returns and claims for refund, and tax planning.

All Other Fees and Expenses for the years ended December 31, 2015 and 2014 were for an environmental regulatory report and for a capital increment regulatory report for certain subsidiaries of the Corporation located in Europe, and for registration fees paid to attend technical accounting and financial reporting update seminars.

The Audit Committee of the Board, pursuant to its pre-approval policies and procedures for audit and non-audit services, approved in advance all non-audit services rendered by KPMG during 2015 and 2014, and concluded that such services did not affect the independence of the auditors. The Corporation’s Audit and Non-Audit Service Pre-Approval Policy is posted on the Corporation’s website at www.blount.com.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules

The Consolidated Financial Statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the original 10-K filing.

(B) Exhibits required by Item 601 of Regulation S-K:

**32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Joshua L. Collins, Chairman and Chief Executive Officer.

**32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Calvin E. Jenness, Senior Vice President and Chief Financial Officer.

The other Exhibits required to be filed in our Annual Report on Form 10-K are included in the original Form 10-K filing.

**    Filed electronically herewith. Copies of such exhibits may be obtained upon written request to:
Blount International, Inc.
P.O. Box 22127
Portland, Oregon 97269-2127

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLOUNT INTERNATIONAL, INC.

Date: April 29, 2016	By:	/s/ Chad E. Paulson
		Name:	Chad E. Paulson
		Title:	Vice President, General Counsel and Secretary